Form 10-Q
period 1994-03-31
CHEVRON CORP
filed 1994-05-16
CIK 93410

============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1994
                                            --------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 1-368-2
                                              -------

                             CHEVRON CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                     94-0890210
- - -------------------------------                -----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)





225 Bush Street, San Francisco, California                   94104
- - ------------------------------------------                -----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (415) 894-7700
                                                   ---------------
                                    NONE
       --------------------------------------------------------------
       (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                 Outstanding as of March 31, 1994
    -----------------------------    ------------------------------------
    Common stock, $1.50 par value                 651,664,236


NOTE: Par value per share and shares outstanding have been adjusted to reflect a two-for-one stock split effective May 11, 1994.

============================================================================

                                       INDEX

                                                                     Page No.
                                                                     --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Income for the three months
             ended March 31, 1994 and 1993                                 2

           Consolidated Balance Sheet at March 31, 1994 and
             December 31, 1993                                             3

           Consolidated Statement of Cash Flows for the three
             months ended March 31, 1994 and 1993                          4

           Notes to Consolidated Financial Statements                    5-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10-14


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              15

  Item 2.  Changes in Securities                                          15

  Item 6.  Listing of Exhibits and Reports on Form 8-K                    15

  Signature                                                               15

                          PART I. FINANCIAL INFORMATION

                       CHEVRON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME


                                                           THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -------------------
Millions of Dollars, Except Per Share Amounts                1994        1993
- - -----------------------------------------------------------------------------
REVENUES
Sales and other operating revenues(1)                     $ 8,105     $ 8,903
Equity in net income of affiliated companies                  107         117
Other income                                                   52          62
                                                          -------------------
        TOTAL REVENUES                                      8,264       9,082
                                                          -------------------

COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products                            3,684       4,605
Operating expenses                                          1,497       1,340
Exploration expenses                                          105          74
Selling, general and administrative expenses                  308         366
Depreciation, depletion and amortization                      592         589
Taxes other than on income(1)                               1,345       1,137
Interest and debt expense                                      73          87
                                                          -------------------
        TOTAL COSTS AND OTHER DEDUCTIONS                    7,604       8,198
                                                          -------------------

INCOME BEFORE INCOME TAX EXPENSE                              660         884
INCOME TAX EXPENSE                                            272         383
                                                          -------------------
NET INCOME                                                $   388     $   501
                                                          -------------------
PER SHARE OF COMMON STOCK:(2)
  NET INCOME                                              $   .60     $   .77
  DIVIDENDS                                               $   .4625   $   .4375

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000s)(2)   651,625     650,469

(1) Includes consumer excise taxes                        $ 1,152      $  927

(2) On May 11, 1994, the company effected a two-for-one stock split. All share and per share amounts have been restated to reflect the stock split for all periods presented.

    See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                    MARCH 31,     DECEMBER 31,
Millions of Dollars                                      1994             1993
- - ------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $ 1,201          $ 1,644
Marketable securities                                     371              372
Accounts and notes receivable                           3,828            3,808
Inventories:
  Crude oil and petroleum products                      1,111            1,108
  Chemicals                                               413              423
  Materials and supplies                                  255              252
  Other merchandise                                        15               18
                                                      ------------------------
                                                        1,794            1,801
Prepaid expenses and other current assets               1,083            1,057
                                                      ------------------------
    TOTAL CURRENT ASSETS                                8,277            8,682
Long-term receivables                                     101               94
Investments and advances                                3,846            3,623

Properties, plant and equipment, at cost               45,233           44,807
Less: accumulated depreciation, depletion
  and amortization                                     23,403           22,942
                                                      ------------------------
                                                       21,830           21,865
Deferred charges and other assets                         464              472
                                                      ------------------------
      TOTAL ASSETS                                    $34,518          $34,736
                                                      ------------------------
- - ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                      $ 3,049          $ 3,325
Accrued liabilities                                     2,357            2,538
Short-term debt                                         3,744            3,456
Federal and other taxes on income                         767              782
Other taxes payable                                       520              505
                                                      ------------------------
    TOTAL CURRENT LIABILITIES                          10,437           10,606
Long-term debt and capital lease obligations            3,882            4,082
Non-current deferred income taxes                       2,968            2,916
Reserves for employee benefit plans                     1,501            1,458
Deferred credits and other non-current obligations      1,550            1,677
                                                      ------------------------
    TOTAL LIABILITIES                                  20,338           20,739
                                                      ------------------------

Preferred stock (authorized 100,000,000
  shares, $1.00 par value, none issued)                     -                -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)*          1,069            1,069
Capital in excess of par value                          1,856            1,855
Deferred compensation - Employee Stock
  Ownership Plan (ESOP)                                  (878)            (920)
Currency translation adjustment and other                 149              108
Retained earnings                                      14,049           13,955
Treasury stock, at cost (shares 60,822,832
  and 61,008,858 at March 31, 1994 and
    December 31, 1993, respectively)*                  (2,065)          (2,070)
                                                      ------------------------
    TOTAL STOCKHOLDERS' EQUITY                         14,180           13,997
                                                      ------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $34,518          $34,736
                                                      ------------------------

* On May 11, 1994, the company effected a two-for-one stock split. All share and per share amounts have been restated to reflect the stock split for all periods presented.

    See accompanying notes to consolidated financial statements.

                  CHEVRON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           THREE MONTHS ENDED
                                                                    MARCH 31,
                                                      -----------------------
Millions of Dollars                                      1994            1993
- - -----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                           $  388          $  501
  Adjustments
    Depreciation, depletion and amortization              592             589
    Dry hole expense related to prior years'
      expenditures                                         24               9
    Distributions less than equity in affiliates'
      income                                              (59)            (82)
    Net before-tax gains on asset
      retirements and sales                               (12)            (21)
    Net currency translation (gains) losses                (2)              4
    Deferred income tax provision                          65              23
    Net increase in operating working capital            (514)           (465)
    Other                                                  18             (33)
                                                      -----------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           500             525
                                                      -----------------------
INVESTING ACTIVITIES
  Capital expenditures                                   (669)           (617)
  Proceeds from asset sales                                71              84
  Net sales of marketable securities                        1               -
                                                      -----------------------
      NET CASH USED FOR INVESTING ACTIVITIES             (597)           (533)
                                                      -----------------------
FINANCING ACTIVITIES
  Net borrowings of short-term obligations                319             267
  Proceeds from issuance of long-term debt                  2             196
  Repayments of long-term debt and other
    financing obligations                                (367)           (324)
  Cash dividends paid                                    (301)           (284)
  Purchases of treasury shares                             (2)             (2)
                                                      -----------------------
      NET CASH USED FOR FINANCING ACTIVITIES             (349)           (147)
                                                      -----------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                        3               5
                                                      -----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  (443)           (150)
CASH AND CASH EQUIVALENTS AT JANUARY 1                  1,644           1,292
                                                      -----------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                  $1,201          $1,142
                                                      -----------------------

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1993. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature.

The consolidated financial statements for the first quarter of 1994 include the effects of the company's adoption of Statements of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The company's prior accounting practices were substantially in compliance with the new standards and adoption of the new standards did not have a material effect on the company's consolidated financial statements or its liquidity.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K.

The results for the first quarter of 1994 are not necessarily indicative of future financial results.

NOTE 2. STOCK SPLIT

At the company's annual meeting on May 3, 1994, stockholders approved an increase in the authorized shares of common stock from 500 million to 1 billion and approved a two-for-one split of the company's issued common stock. The split was effective on May 11, 1994 for stockholders of record on that date. All share and per share value amounts have been restated to reflect the stock split for all periods presented.

NOTE 3. RECLASSIFICATION OF CERTAIN REVENUES AND PURCHASES

To conform to the presentation adopted in the second quarter of 1993, amounts presented in the consolidated income statement for the first quarter of 1993 were reclassified to net certain offsetting forward crude oil purchase and sales contracts. This reclassification had no effect on net income. Sales and other operating revenues, and purchased crude oil and products, each decreased $760 million for the first quarter of 1993 from the amounts previously reported.

NOTE 4. NET INCOME

Net income for the first quarter of 1994 included special charges of $36 million. These charges included provisions of $21 million for estimated environmental assessment and cleanup liabilities at certain U.S. refining and marketing facilities and $15 million for a reserve adjustment related to the resolution of certain regulatory issues with the Minerals Management Service.

In the first quarter of 1993, net income was reduced by $2 million for special items. Provisions of $14 million for estimated environmental assessment and cleanup liabilities at certain U.S. refining and marketing facilities and a write-off of $12 million for a U.S. exploration and production asset were partially offset by a favorable prior year tax adjustment of $19 million in Canada and a gain of $5 million from the sale of certain undeveloped coal properties.

Foreign exchange gains and losses netted to zero in the first quarter of 1994. Net income for the first quarter of 1993 included net foreign exchange losses of $4 million.

NOTE 5. INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

The "Net increase in operating working capital" is composed of the following:

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    (Increase) decrease in accounts
        and notes receivable                          $   (22)       $   238
    Decrease in inventories                                 7             64
    Increase in prepaid expenses
        and other current assets                          (24)          (111)
    Decrease in accounts payable and
        accrued liabilities                              (475)          (599)
    Decrease in income and other taxes payable              -            (57)
    ------------------------------------------------------------------------
        Net increase in operating working capital     $  (514)       $  (465)
    ------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    Interest paid on debt (net of
        capitalized interest)                         $    70        $   110
    Income taxes paid                                 $   192        $   387
    ------------------------------------------------------------------------

The "Net sales of marketable securities" consists of the following gross amounts:

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    Marketable securities purchased                   $  (339)       $  (648)
    Marketable securities sold                            340            648
    ------------------------------------------------------------------------
        Net sales of marketable securities            $     1        $     -
    ------------------------------------------------------------------------

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

In February 1994, the company took delivery of a new tanker, the Chevron Employee Pride, under a capital lease arrangement. This asset was recorded as a $65 million addition to properties, plant and equipment and to capital lease obligations.

The company's Employee Stock Ownership Plan (ESOP) repaid $40 million and $30 million of matured debt guaranteed by Chevron Corporation in January of 1994 and 1993, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

NOTE 6.  SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC.

Chevron U.S.A. Inc. is Chevron Corporation's principal operating company, consisting primarily of the company's United States integrated petroleum operations (excluding most of the domestic pipeline operations). These operations are conducted by three divisions: Chevron U.S.A. Production Company, Chevron U.S.A. Products Company and Warren Petroleum Company. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented below:

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
Millions of Dollars                                      1994           1993
- - ----------------------------------------------------------------------------
Sales and other operating revenues                     $6,082         $7,763
Costs and other deductions                              5,861          7,418
Net income                                                173            257
- - ----------------------------------------------------------------------------


                                                    MARCH 31,   December 31,
Millions of Dollars                                      1994           1993
- - ----------------------------------------------------------------------------
Current assets                                        $ 3,552        $ 3,661
Other assets                                           13,865         14,099

Current liabilities                                     6,130          5,936
Other liabilities                                       5,028          5,738

Net worth                                               6,259          6,086
- - ----------------------------------------------------------------------------


NOTE 7. SUMMARIZED FINANCIAL DATA - CALTEX GROUP OF COMPANIES

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
Millions of Dollars                                      1994           1993
- - ----------------------------------------------------------------------------
Sales and other operating revenues                     $3,298         $3,901
Operating income                                          245            279
Net income                                                178            185
- - ----------------------------------------------------------------------------

NOTE 8.  INCOME TAXES

The effective income tax rate was 41.2 percent for this year's first quarter, compared with 43.3 percent for the 1993 first quarter. The rate decrease reflects proportionately greater earnings from equity affiliates recorded on an after-tax basis and proportionately higher tax credits.

NOTE 9.  CONTINGENT LIABILITIES

LITIGATION -

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

OTHER CONTINGENCIES -

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1976 and 1987, respectively. Settlement of open tax matters is not expected to have a material effect on consolidated net assets or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination. The Internal Revenue Service (IRS) has asserted tax deficiencies against the other three former stockholders of Arabian American Oil Co. (Aramco) regarding the pricing of crude oil purchased from Saudi Arabia during the period 1979 through 1981. In December 1993, the U.S. Tax Court ruled in favor of Exxon and Texaco on this issue. It is not known if the IRS will appeal this decision. Chevron has not received any proposed tax deficiency concerning this issue. In July 1991, the IRS issued a "Designated Summons" that requires Chevron to produce additional documents in connection with the Saudi pricing issue. The Designated Summons extends the statutory period for assessing additional tax. As directed by the District Court, Chevron completed production of documents before year-end 1993. Further motions regarding compliance with the summons are expected in 1994. After Chevron complies with the Summons, the IRS may propose tax deficiencies similar to those asserted against other former Aramco stockholders. The company believes that it properly accounted for Saudi crude in its tax return and that it owes no additional U.S. taxes.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and guarantees, claims and long-term commitments under various agreements, the payments and future commitments for which are not material in the aggregate.

In September 1990, the Minerals Management Service of the U.S. Department of the Interior (the Service) issued a preliminary determination letter to the effect that the company owed additional royalty payments on natural gas the company produced from federal leasehold interests and sold under a long-term supply contract. The company made royalty payments based on the contract price received, rather than on the basis of published weighted average gas prices, which were higher. In March 1994, the company reached agreement on a global settlement regarding this and certain other outstanding issues with the Service, resulting in an after-tax charge to first quarter earnings of $15 million to adjust the previously established reserve for these issues.

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purports to be for the period April 1980 through April 1990. The DOE claims the company overrecouped under the regulations by $125 million during the period in question. Including interest through March 1994, the total claim amounts to $281 million. The company asserts that in fact it incurred a loss through participation in the DOE program. The Office of Hearings and Appeals of the DOE has granted Chevron's motion for evidentiary hearing and discovery. No date has yet been set for the evidentiary hearing.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites, operating refineries, oil fields, service stations, terminals and land development areas. In addition, the company may have obligations relating to prior asset sales or closed facilities, or for future costs to be incurred upon the sale or disposition of existing operating facilities. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from insurance. While the amounts of future costs may be material to the company's results of operations in the period in which they are recognized, the company does not expect these costs to have a material effect on Chevron's consolidated financial position or liquidity.

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

Areas in which the company has significant operations include the United States, Australia, United Kingdom, Canada, Nigeria, Angola, Papua New Guinea, China, Indonesia and Zaire. The company's Caltex affiliates have significant operations in Indonesia, Japan, Korea, Australia, the Philippines, Thailand and South Africa. The company's Tengizchevroil affiliate operates in the Republic of Kazakhstan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FIRST QUARTER 1994 COMPARED WITH FIRST QUARTER 1993


OVERVIEW AND OUTLOOK
- - --------------------
Net income for the 1994 first quarter was $388 million, down 23 percent from $501 million earned in the first quarter of 1993. Earnings per share declined to $.60 from $.77*. Special charges reduced 1994's reported earnings by $36 million, versus a net reduction of $2 million from special items in the prior-year first quarter. Excluding the special charges, earnings of $424 million were 16 percent lower than in the 1993 first quarter.

The 1994 first quarter results were hurt by low crude oil prices; crude oil realizations averaged about $4.00 per barrel less than in last year's first quarter. Also, earnings in the first quarter were penalized by the effect of scheduled and unscheduled downtime at most of the company's major U.S. refineries, particularly in March. Additionally, exploration expenses increased $31 million to $105 million because of higher well write-offs, mostly in the United States.

However, on the plus side, international production volumes continued to increase, U.S. natural gas prices were higher, international downstream earnings improved on higher product sales margins, chemical operations improved on increased sales volumes and higher margins and operating and administrative costs remained under control.

Crude oil prices strengthened somewhat in April 1994 and natural gas prices began a seasonal decline. In March, the company's average posted price for West Texas Intermediate crude oil (WTI), a benchmark crude, was $13.68 per barrel; in April its WTI average price was $15.18. The Henry Hub, Louisiana spot price for natural gas, a common benchmark for natural gas prices, averaged $2.21 per thousand cubic feet in March; in April the average fell to $2.04. Refined product prices have held relatively constant. The company continued to incur refinery downtime in April although not to the extent experienced in March. It is uncertain whether the first quarter improvement in chemicals operations will be maintained in the second quarter.

Total revenues for the quarter were $8.3 billion, down from $9.1 billion in last year's first quarter, reflecting lower prices for refined products and crude oil.

Ongoing operating and administrative costs (excluding special items) increased 4 percent to $1.748 billion. The increase was primarily due to refinery maintenance. The company measures its cost performance on a per-barrel basis and includes the "cost" of consumption of company-produced fuel (which is eliminated in the consolidated financial statements). On this basis, costs declined 5 cents per barrel to $6.47 from the first quarter of 1993. The company has lowered its cost structure about $1.00 per barrel since 1991, and the current goal in 1994 is to achieve a 25 cents per barrel reduction from average 1993 costs.

Income tax expense totaled $272 million for this year's first quarter, down from $383 million in the first quarter of 1993. The decrease primarily reflected the decline in before-tax income from $884 million in the first quarter of 1993 to $660 million in 1994. The effective tax rate was 41.2 percent for this year's quarter, compared with 43.3 percent for the 1993 first quarter. The rate decrease reflects proportionately greater earnings from equity affiliates recorded on an after-tax basis and proportionately higher tax credits.

Foreign exchange effects netted to zero in the 1994 first quarter, compared with net foreign exchange losses of $4 million in the prior-year first quarter.


- - -------------
* Per share amounts reflect a two-for-one split of the company's common stock, effective May 11, 1994.

CURRENT DEVELOPMENTS
- - --------------------

The Hibernia project partners received a preliminary report in April 1994 indicating the pre-production costs for the project could be 15 to 20 percent more than the previous $5.2 billion (Canadian) forecast. The study was precipitated by concerns about engineering costs and construction delays caused by the complexity of the gravity base structure. The partners are reviewing the report in detail to arrive at a revised cost forecast. Chevron, with an approximate 27 percent interest, remains committed to the project. The company's capitalized investment in the project, including capitalized interest, was $464 million at March 31, 1994.

Transportation constraints continue to limit production from the Tengiz oil field to about 30,000 barrels per day, substantially below its current production capacity of 65,000 barrels per day. The field is owned and operated by Tengizchevroil (TCO), a company owned jointly by Chevron and the Republic of Kazakhstan. In response to the lower than expected oil exports and the protracted slump in oil prices, TCO announced in late April that it was deferring some of its capital spending, primarily in infrastructure development. Chevron's cash investment in TCO at March 31, 1994 was $417 million.

Increased export capability remains critical to realizing the joint venture's full potential, and negotiations continue for terms of an export pipeline to enable the project to market its output directly to world markets. Participants in current pipeline negotiations include the company and the Caspian Pipeline Consortium, composed of the Republics of Kazakhstan and Russia and the Sultanate of Oman. The pipeline negotiations are continuing to be very difficult, and it is currently impossible to predict the eventual outcome or its impact on the joint venture.

In May 1993, Chevron announced a major restructuring of its U.S. downstream business. In May 1994, an agreement was reached to sell the company's Philadelphia, Pennsylvania, refinery to Sun Company, Inc. and exclusive negotiations are continuing with Clark Refining and Marketing, Inc. for the sale of the Port Arthur, Texas, refinery. The company hopes to have both sales completed this year. At this time, the reserve established in the second quarter of 1993 is believed to be sufficient to complete the restructuring.

At March 31, 1994, the company had $231 million of suspended exploratory wells included in properties, plant and equipment. The wells are suspended pending drilling of additional wells to determine if commercially producible quantities of oil or gas reserves are present. The ultimate disposition of these well costs is dependent on the results of this future activity.

RESULTS OF OPERATIONS
- - ---------------------

The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                    EARNINGS BY MAJOR OPERATING AREA
                                                                FIRST QUARTER
                                                             ----------------
Millions of Dollars                                           1994       1993
- - -----------------------------------------------------------------------------
Exploration and Production
  United States                                               $124       $195
  International                                                111        165
- - -----------------------------------------------------------------------------
    Total Exploration and Production                           235        360
- - -----------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                                 98        100
  International                                                 63         22
- - -----------------------------------------------------------------------------
    Total Refining, Marketing and Transportation               161        122
- - -----------------------------------------------------------------------------
    Total Petroleum Operations                                 396        482
Chemicals                                                       26         18
Coal and Other Minerals                                         15         20
Corporate and Other*                                           (49)       (19)
- - -----------------------------------------------------------------------------
    NET INCOME                                                $388       $501
- - -----------------------------------------------------------------------------
* In 1994, the company changed its method of distributing certain corporate expenses to its business segments. As a result, about $20 million in the first quarter of 1994 is classified as Corporate and Other that would previously have been distributed to the various business segments.

                             SELECTED OPERATING DATA
                                                                FIRST QUARTER
                                                             ----------------
                                                              1994       1993
- - -----------------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
  Net Crude Oil and Natural Gas Liquids Production (MBPD)      373        398
  Net Natural Gas Production (MMCFPD)                        2,189      2,093
  Sales of Natural Gas Liquids (MBPD)                          210        208
  Revenues from Net Production
    Crude Oil ($/Bbl.)                                      $11.56     $15.63
    Natural Gas ($/MCF)                                     $ 2.13     $ 1.83

INTERNATIONAL EXPLORATION AND PRODUCTION (1)
  Net Crude Oil and Natural Gas Liquids Production (MBPD)      603        533
  Net Natural Gas Production (MMCFPD)                          531        479
  Revenue from Liftings
    Liquids ($/Bbl.)                                        $13.12     $17.11
    Natural Gas ($/MCF)                                      $2.03      $2.12

U.S. REFINING AND MARKETING
  Sales of Gasoline (MBPD)                                     644        640
  Sales of Other Refined Products (MBPD)                       665        772
  Refinery Input (MBPD)                                      1,153      1,254
  Average Refined Product Sales Price ($/Bbl.)              $22.71     $25.83

INTERNATIONAL REFINING AND MARKETING (1)
  Sales of Refined Products (MBPD)                             945        867
  Refinery Input (MBPD)                                        639        578

CHEMICAL SALES AND OTHER OPERATING REVENUES (2)
  United States                                               $654       $727
  International                                                147        135
                                                              ----       ----
    Worldwide                                                 $801       $862
- - -----------------------------------------------------------------------------
(1) Includes equity in affiliates.  Per unit revenue from net liftings for
    1993 has been restated to include equity affiliates.  Refinery input in
    1994 includes South Africa, where local government restrictions prohibited this disclosure prior to the fourth quarter of 1993.
(2) Millions of dollars.  Includes sales to other Chevron companies
- - -----------
MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet

WORLDWIDE EXPLORATION AND PRODUCTION operations earned $235 million in the first quarter of 1994, down from $360 million in the corresponding 1993 period. U.S. EXPLORATION AND PRODUCTION activities earned $124 million, down from $195 million earned in the prior-year first quarter. The 1994 first quarter results were reduced by a $15 million reserve adjustment for the resolution of certain regulatory issues with the Minerals Management Service; the 1993 quarter included an asset write-off of $12 million. Excluding the effects of special items, earnings were down 33 percent to $139 million.

Average crude oil realizations of $11.56 per barrel were $4.07 lower than in last year's first quarter. Net liquids production declined 6 percent to 373,000 barrels per day due to natural field declines, property sales and maintenance. Also, exploration expense increased because of unsuccessful well write-offs.

Higher natural gas prices and volumes partially mitigated the decline in crude prices. Average natural gas prices increased $.30 per thousand cubic feet to $2.13. Net natural gas production volumes were up 5 percent to 2.2 billion cubic feet per day due to new production and strong demand.

INTERNATIONAL EXPLORATION AND PRODUCTION net earnings for the quarter declined to $111 million from $165 million earned in last year's first quarter, which included a $19 million favorable prior-year tax adjustment.

The earnings decline caused by lower crude oil prices in 1994 was partially offset by a 13 percent increase in net liquids production volumes to 603,000 barrels per day. New field production in the North Sea and Nigeria, coupled with the 1993 second quarter start-up of joint venture operations in Kazakhstan, contributed to the increased 1994 volumes. Also, natural gas production increased 11 percent to 531 million cubic feet per day, primarily in Australia, Canada and Kazakhstan.

REFINING AND MARKETING earned $161 million worldwide in the first quarter of 1994 compared with $122 million in the corresponding 1993 period. U.S. REFINING AND MARKETING earnings were $98 million compared with $100 million in the first quarter of 1993. Both quarters included charges for environmental remediation - $21 million in 1994 and $14 million in 1993. Excluding the effects of special items, earnings were up 4 percent to $119 million.

Average refined product prices did not fall as much as crude oil costs. This benefit to sales margins was mostly offset by the impact of scheduled and unscheduled refinery downtime, which resulted in higher operating costs and required more costly third-party product purchases to supply the company's marketing system. Total sales volumes fell 7 percent, although sales of gasolines rose slightly.

EARNINGS FROM INTERNATIONAL REFINING AND MARKETING, including international marine operations and equity in the earnings of the company's Caltex Petroleum Corporation affiliate, were up significantly at $63 million, nearly three times the 1993 first quarter results.

Compared to the prior-year first quarter, product sales margins were higher and the company's trading results improved. Sales volumes increased 9 percent, reflecting higher volumes in both marketing and trading operations.

CHEMICALS first quarter 1994 earnings were $26 million, up from $18 million in the first quarter of 1993. Although the petrochemicals industry remains depressed, both sales volumes and margins have improved somewhat with the strengthening of the U.S. economy. Last year's first quarter results included earnings from the consumer products business, which was sold in the second quarter of 1993.

COAL AND OTHER MINERALS first quarter earnings were $15 million, down from $20 million in the corresponding quarter last year, which included a $5 million asset sale gain. Operating results were flat year-to-year.

CORPORATE AND OTHER incurred net charges of $49 million compared with charges of $19 million in the 1993 first quarter.

In 1994, the company changed its method of distributing certain corporate expenses to its business segments. As a result, corporate and other charges in the 1994 quarter include approximately $20 million that, under the previous method, would have been allocated to the various segments. This change had no net income effect and no significant effect on any individual segment's results, nor did it affect any segment's operational trends.

In the 1994 first quarter, the company adopted required accounting standards for postemployment benefits and for certain investments in debt and equity securities. The adoption of the new standards had no material effect on the company's net income, financial position or liquidity.

CAPITAL AND LIQUIDITY
- - ---------------------

Cash and cash equivalents totaled $1.201 billion at March 31, 1994, down $443 million from year-end 1993. This cash drawdown, together with cash from operations of $500 million and proceeds from asset sales of $71 million were used to fund the company's capital expenditures and dividend payments to stockholders.

In January, the company increased its 1994 first quarter dividend 5 cents to
92.5 cents per share (pre-split), and in April 1994, declared a 92.5 cents per share dividend (pre-split) for the second quarter. Also in January, the Board of Directors proposed increasing the number of authorized shares of common stock from 500 million to one billion to accommodate a two-for-one stock split, effective May 11, 1994. These actions were approved at the company's Annual Meeting on May 3.

Total debt and capital lease obligations of $7.626 billion at March 31, 1994, was up $88 million from the $7.538 billion at year-end 1993. The increase is primarily from $319 million of net short-term borrowings, largely the issuance of commercial paper, and $65 million in capital lease obligations associated with the delivery of a new vessel. This was partially offset by a net repayment of long-term obligations, including an early repayment of $200 million of 7 7/8 percent U.S. public debt originally due on March 1, 1997. The company also retired $40 million of debt related to the Employee Stock Ownership plan in January 1994.

Although the company benefits from lower interest rates on short-term debt, the shift to short-term debt has reduced Chevron's ratio of current assets to current liabilities from .82 at year-end 1993 to .79 at March 31, 1994. The company's short-term debt, consisting of commercial paper and current portion of long-term debt, totaled $5.624 billion at March 31, 1994. This amount includes $1.880 billion, which was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company also intends to continually refinance its remaining short-term debt.

Worldwide capital and exploratory expenditures for the first quarter of 1994, including the company's share of affiliates' expenditures, totaled $1.059 billion, a 36 percent increase from the $778 million spent in the 1993 first quarter. The increase was due to expenditures for the development of the Tengiz oil field in Kazakhstan and for refinery construction and expansion projects. Total expenditures for exploration and production activities represented 61 percent of total outlays in the 1994 period, up from 54 percent in the 1993 first quarter. Total expenditures outside the United States were 62 percent of the total outlays for the 1994 period, compared with 60 percent in 1993.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cities Service Tender Offer Cases  -

The description contained in Part I, item 3, Paragraph A of the company's Annual Report on Form 10-K for the year ended December 31, 1993 is hereby amended as follows:

On April 18, 1994, the Oklahoma state court in Tulsa granted plaintiff Cities Service's motion to amend its petition. On April 25, 1994, Cities Service filed its Second Amended Petition.


ITEM 2. CHANGES IN SECURITIES

The company's Restated Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock and reduce the par value of the Common Stock in order to effect the two-for-one stock split on May 11, 1994.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      (4) Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the corporation and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

     (12)  Computation of Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K

None.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHEVRON CORPORATION
                                           ----------------------------
                                                   (Registrant)




Date     May 16, 1994                          DONALD G. HENDERSON
      ----------------------               ----------------------------
                                               Donald G. Henderson,
                                           Vice-President & Comptroller
                                           (Principal Accounting Office
                                           and Duly Authorized Officer)