Form 10-Q
period 1994-06-30
CHEVRON CORP
filed 1994-08-12
CIK 93410

==============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1994
                                            -------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 1-368-2
                                              -------

                             CHEVRON CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                     94-0890210
- -------------------------------                -----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)





225 Bush Street, San Francisco, California                   94104
- ------------------------------------------                -----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                 Outstanding as of June 30, 1994
    -----------------------------    -----------------------------------
    Common stock, $1.50 par value                 651,683,110



==============================================================================


                                       INDEX

                                                                     Page No.
                                                                     --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Income for the three months
             and six months ended June 30, 1994 and 1993                   2

           Consolidated Balance Sheet at June 30, 1994 and
             December 31, 1993                                             3

           Consolidated Statement of Cash Flows for the six months
             ended June 30, 1994 and 1993                                  4

           Notes to Consolidated Financial Statements                    5-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10-15


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              16

  Item 4.  Submission of Matters to a Vote of Security Holders         16-17

  Item 6.  Listing of Exhibits and Reports on Form 8-K                    17

  Signature                                                               17

                          PART I. FINANCIAL INFORMATION

                       CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF INCOME


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                    ------------------     ------------------
Millions of Dollars,
 Except Per Share Amounts              1994       1993        1994       1993
- -----------------------------------------------------------------------------
REVENUES
Sales and other
 operating revenues(1)              $ 8,702    $ 9,413     $16,807    $18,316
Equity in net income of
 affiliated companies                    77        115         184        232
Other income                             45        326          97        388
                                    -----------------------------------------
   TOTAL REVENUES                     8,824      9,854      17,088     18,936
                                    -----------------------------------------

COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products      4,200      4,883       7,884      9,488
Operating expenses                    1,603      2,401       3,100      3,741
Exploration expenses                     73         69         178        143
Selling, general and
 administrative expenses                325        395         633        761
Depreciation, depletion
 and amortization                       615        596       1,207      1,185
Taxes other than on income(1)         1,403      1,227       2,748      2,364
Interest and debt expense                83         81         156        168
                                    -----------------------------------------
   TOTAL COSTS AND OTHER DEDUCTIONS   8,302      9,652      15,906     17,850
                                    -----------------------------------------

INCOME BEFORE INCOME TAX EXPENSE        522        202       1,182      1,086
INCOME TAX EXPENSE                      265        152         537        535
                                    -----------------------------------------
NET INCOME                          $   257    $    50     $   645    $   551
                                    -----------------------------------------
PER SHARE OF COMMON STOCK:(2)
  NET INCOME                        $   .39    $   .08     $   .99    $   .85
  DIVIDENDS                         $   .4625  $   .4375   $   .925   $   .875

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING (000S)(2)       651,675    650,810     651,650    650,640

(1) Includes consumer excise taxes. $ 1,206    $ 1,013      $2,358    $ 1,940

(2) All share and per share amounts for 1993 have been restated to reflect a two-for-one stock split in May 1994.

    See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                     JUNE 30,     DECEMBER 31,
Millions of Dollars                                      1994             1993
- ------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $ 1,203          $ 1,644
Marketable securities                                     373              372
Accounts and notes receivable                           4,222            3,808
Inventories:
  Crude oil and petroleum products                      1,225            1,108
  Chemicals                                               424              423
  Materials and supplies                                  255              252
  Other merchandise                                        18               18
                                                      ------------------------
                                                        1,922            1,801
Prepaid expenses and other current assets               1,277            1,057
                                                      ------------------------
    TOTAL CURRENT ASSETS                                8,997            8,682
Long-term receivables                                     104               94
Investments and advances                                3,942            3,623

Properties, plant and equipment, at cost               45,649           44,807
Less: accumulated depreciation, depletion
  and amortization                                     23,818           22,942
                                                      ------------------------
                                                       21,831           21,865
Deferred charges and other assets                         502              472
                                                      ------------------------
      TOTAL ASSETS                                    $35,376          $34,736
                                                      ------------------------
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                      $ 3,274          $ 3,325
Accrued liabilities                                     2,313            2,538
Short-term debt                                         4,296            3,456
Federal and other taxes on income                         838              782
Other taxes payable                                       593              505
                                                      ------------------------
    TOTAL CURRENT LIABILITIES                          11,314           10,606
Long-term debt and capital lease obligations            3,877            4,082
Non-current deferred income taxes                       2,985            2,916
Reserves for employee benefit plans                     1,548            1,458
Deferred credits and other non-current obligations      1,464            1,677
                                                      ------------------------
    TOTAL LIABILITIES                                  21,188           20,739
                                                      ------------------------

Preferred stock (authorized 100,000,000
  shares, $1.00 par value, none issued)                     -                -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)           1,069            1,069
Capital in excess of par value                          1,856            1,855
Deferred compensation - Employee Stock
  Ownership Plan (ESOP)                                  (889)            (920)
Currency translation adjustment and other                 212              108
Retained earnings                                      14,005           13,955
Treasury stock, at cost (shares 60,803,958
  and 61,008,858 at June 30, 1994 and
    December 31, 1993, respectively)*                  (2,065)          (2,070)
                                                      ------------------------
    TOTAL STOCKHOLDERS' EQUITY                         14,188           13,997
                                                      ------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $35,376          $34,736
                                                      ------------------------

* Share amounts for 1993 have been restated to reflect a two-for-one stock split in May 1994.

  See accompanying notes to consolidated financial statements.

                  CHEVRON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             SIX MONTHS ENDED
                                                                     JUNE 30,
                                                      -----------------------
Millions of Dollars                                      1994            1993
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                           $  645          $  551
  Adjustments
    Depreciation, depletion and amortization            1,207           1,185
    Dry hole expense related to prior years'
      expenditures                                         26              10
    Distributions less than equity in affiliates'
      income                                              (22)           (114)
    Net before-tax (gains) losses on asset
      retirements and sales                               (26)            267
    Net currency translation losses (gains)                 9             (19)
    Deferred income tax provision                          76            (237)
    Net increase in operating working capital            (829)           (255)
    Other                                                 (73)              3
                                                      -----------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES         1,013           1,391
                                                      -----------------------
INVESTING ACTIVITIES
  Capital expenditures                                 (1,407)         (1,410)
  Proceeds from asset sales                               140             642
  Net (purchases) sales of marketable securities           (2)              3
                                                      -----------------------
      NET CASH USED FOR INVESTING ACTIVITIES           (1,269)           (765)
                                                      -----------------------
FINANCING ACTIVITIES
  Net borrowings of short-term obligations                880             422
  Proceeds from issuance of long-term debt                  4             201
  Repayments of long-term debt and other
    financing obligations                                (462)           (663)
  Cash dividends paid                                    (602)           (569)
  Purchases of treasury shares                             (3)             (2)
                                                      -----------------------
      NET CASH USED FOR FINANCING ACTIVITIES             (183)           (611)
                                                      -----------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                       (2)             10
                                                      -----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  (441)             25
CASH AND CASH EQUIVALENTS AT JANUARY 1                  1,644           1,292
                                                      -----------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                   $1,203          $1,317
                                                      -----------------------

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1993. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 3.

The consolidated financial statements for the first six months of 1994 include the effects of the company's adoption of Statements of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The company's prior accounting practices were substantially in compliance with the new standards and adoption of the new standards did not have a material effect on the company's consolidated financial statements or its liquidity.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K.

The results for the three-month and six month periods ended June 30, 1994 are not necessarily indicative of future financial results.

NOTE 2. STOCK SPLIT

At the company's annual meeting on May 3, 1994, stockholders approved an increase in the authorized shares of common stock from 500 million to 1 billion and approved a two-for-one split of the company's issued common stock. The split was effective on May 11, 1994 for stockholders of record on that date. All share and per share value amounts reflect the stock split for all periods presented.

NOTE 3. NET INCOME

Net income for the second quarter of 1994 included special charges of $5 million for estimated environmental remediation expenses at certain U.S. marketing facilities.

Special items reduced net income by $41 million for the six-month period ended June 30, 1994. These charges included provisions of $26 million for estimated environmental assessment and cleanup liabilities at certain U.S. refining and marketing facilities and $15 million for a reserve adjustment related to the resolution of certain regulatory issues with the Minerals Management Service.

Second quarter 1993 earnings included net special charges of $515 million. These were comprised of a $552 million provision for the restructuring of the company's U.S. refining and marketing operations and $111 million of other unrelated provisions and charges for environmental programs, litigation, prior year tax adjustments and asset writeoffs. Partially offsetting these special charges were net gains of $148 million from the sales of the Ortho lawn and garden products business and the company's Central American retail marketing operations.

Net charges of $517 million for special items reduced net income for the six-month period ended June 30, 1993. These special items included the unfavorable effects of the $552 million restructuring provision and other provisions and charges totaling $118 million for environmental programs, litigation, asset writeoffs and prior year tax adjustments. These charges were partially offset by gains from asset sales of $153 million.

Foreign exchange losses included in second quarter 1994 net income were $21 million, compared with gains of $37 million in the 1993 second quarter. For the six-month period ending June 30, 1994, net income included foreign exchange losses of $21 million, compared with gains of $33 million in the same period of 1993.

NOTE 4. INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

The "Net increase in operating working capital" is composed of the following:

                                                            SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    (Increase) decrease in accounts
        and notes receivable                          $  (404)       $    37
    Increase in inventories                              (121)           (61)
    (Increase) decrease in prepaid expenses
        and other current assets                         (221)             4
    Decrease in accounts payable and
        accrued liabilities                              (218)          (127)
    Increase (decrease)in income and other
        taxes payable                                     135           (108)
    ------------------------------------------------------------------------
        Net increase in operating working capital     $  (829)       $  (255)
    ------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                            SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    Interest paid on debt (net of
        capitalized interest)                         $   185        $   180
    Income taxes paid                                 $   512        $   869
    ------------------------------------------------------------------------

The "Net (purchases) sales of marketable securities" consists of the following gross amounts:

                                                            Six Months Ended
                                                                    June 30,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    Marketable securities purchased                   $  (697)       $(1,089)
    Marketable securities sold                            695          1,092
    ------------------------------------------------------------------------
      Net (purchases) sales of marketable securities  $    (2)       $     3
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

During the first six months of 1993, the company refinanced in excess of $200 million in tax exempt capital lease obligations.

In April 1993, the company acquired a 50 percent interest in the Tengizchevroil joint venture (TCO) in the Republic of Kazakhstan through a series of cash and non-cash transactions. The company's interest in TCO is accounted for using the equity method of accounting and is recorded in "Investments and advances" in the consolidated balance sheet. The cash expended in connection with the formation of TCO and subsequent advances to TCO are included in the consolidated statement of cash flows in "Capital expenditures." The deferred payment portion of the TCO investment totaled $537 million at June 30, 1994 and is recorded in "Accrued liabilities" and "Deferred credits and other non-current obligations" in the consolidated balance sheet. Payments related to the deferred portion of the TCO investment are classified as "Repayments of long-term debt and other financing obligations" in the consolidated statement of cash flows.

NOTE 5.  SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC.

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

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                    ------------------     ------------------
Millions of Dollars                    1994       1993        1994       1993
- -----------------------------------------------------------------------------
Sales and other operating revenues    6,376     $6,492     $12,458    $14,255
Costs and other deductions            6,342      6,998      12,203     14,416
Net income                               63       (310)        236        (53)
- -----------------------------------------------------------------------------


                                                     JUNE 30,   December 31,
Millions of Dollars                                      1994           1993
- ----------------------------------------------------------------------------
Current assets                                        $ 4,009        $ 3,661
Other assets                                           14,082         14,099

Current liabilities                                     7,002          5,936
Other liabilities                                       4,811          5,738

Net worth                                               6,278          6,086
- ----------------------------------------------------------------------------


NOTE 6. SUMMARIZED FINANCIAL DATA - CALTEX GROUP OF COMPANIES

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                    ------------------     ------------------
Millions of Dollars                    1994       1993        1994       1993
- -----------------------------------------------------------------------------
Sales and other operating revenues   $3,518     $4,055      $6,816     $7,956
Operating income                        182        265         427        544
Net income                              119        195         297        383
- -----------------------------------------------------------------------------

Effective January 1, 1994, the Caltex group adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Adoption of SFAS 115 had no effect on Caltex's reported earnings. However, at June 30, 1994, Caltex's stockholders' equity included $86 million to reflect the write-up to fair market value of investments held by certain affiliates.


NOTE 7.  INCOME TAXES

The effective income tax rate for the first half of 1994 decreased to 45.4 percent from 49.3 percent in the 1993 first half. The primary reason for the decrease was a proportionate shift to lower taxed income areas. Also contributing to the decrease was the absence of the effects of unfavorable prior-year tax adjustments recorded in the 1993 first half. Partially offsetting these effects was a proportionate decrease in equity income recorded on an after-tax basis.

NOTE 8.  CONTINGENT LIABILITIES

LITIGATION -

The company is a defendant in numerous lawsuits, in addition to those mentioned in this note. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years.

A lawsuit brought against the company by Oxy U.S.A., the successor in interest to Cities Services Company, remains pending in an Oklahoma state court. The suit involves claims for breach of contract and misrepresentation related to the termination of Gulf Oil Corporation's offer to purchase Cities' stock in 1982 (Gulf was acquired by Chevron in 1984). In 1994, plaintiff amended and supplemented its petition to add claims for willful and malicious breach of contract, negligent misrepresentation, and interference with prospective economic advantage in connection with the 1989 proposed Oxy-Cities DOE settlement, and includes the claimed DOE liability as additional contract damages and as additional fraud damages. The amended and supplemented petition also adds a claim for punitive damages based upon the alleged fraud, negligent misrepresentation, willful breach and interference claims. Defendants have moved to dismiss several of these claims and have filed a counterclaim and defense based upon the Federal Entitlements Program.

In April 1991, a United States District Court in Texas ruled favorably on claims brought by former employees of Gulf and participants in the Gulf Pension Plan that a partial termination of the plan had occurred. However, the court denied plaintiffs' claims to a share of any surplus plan assets. In October 1991, parties agreed not to appeal the partial termination claims except as relevant to plaintiffs' claims for a share of surplus plan assets. These claims are now before the Fifth Circuit Court of Appeals.

Management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

OTHER CONTINGENCIES -

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1976 and 1987, respectively. For federal income tax purposes, all issues other than the allocation of state income taxes and the creditability of taxes paid to the Government of Indonesia have been resolved through 1987. The Indonesia issue applies only to years after 1982. Settlement of open tax matters is not expected to have a material effect on the consolidated net assets or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and guarantees, claims and long-term commitments under various agreements, the payments and future commitments for which are not material in the aggregate.

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purports to be for the period April 1980 through April 1990. The DOE claims the company overrecouped under the regulations by $125 million during the period in question. Including interest through June 1994, the total claim amounts to $285 million. The company asserts that in fact it incurred a loss through participation in the DOE program. The case is being heard by the DOE's Office of Hearings and Appeals and is currently in the discovery phase. A hearing on Chevron's no benefit argument will be held following discovery.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              SECOND QUARTER 1994 COMPARED WITH SECOND QUARTER 1993
                AND FIRST HALF 1994 COMPARED WITH FIRST HALF 1993

OVERVIEW AND OUTLOOK (1)
- --------------------
Net income for the second quarter of 1994 was $257 million ($.39 per share), an increase of $207 million from the $50 million ($.08 per share), earned in last year's second quarter. However, excluding the effects of special items in both periods, the company's results were down 54 percent from the same period a year earlier. Second quarter 1993 reported earnings included net special charges of $515 million, of which $552 million pertained to a provision for restructuring Chevron's U.S. refining and marketing business. The remaining special items were comprised of gains on property sales of $148 million, charges of $39 million for environmental programs and charges of $72 million for prior-year taxes, litigation and other items. Special items reduced earnings $5 million in the 1994 second quarter.

Reported earnings for the first six months of 1994 were $645 million, or $.99 per share, compared with $551 million or $.85 per share, reported for the first half of 1993. Excluding special items in both periods, earnings decreased 36 percent to $686 million in the 1994 period from $1.068 billion in the 1993 six months.

Major factors in the company's earnings decline were very low crude oil prices early in the year, about $4.00 per barrel below 1993's first quarter levels, followed by deterioration in refined product sales margins in the second quarter when crude oil prices, although still lower than in 1993, rose rapidly.

In the U.S., the company's second quarter average crude oil prices rose about $3.00 per barrel from the first quarter, yet average refined product prices increased only slightly more than $1.00 per barrel because of market lags in recovering the higher raw material costs.

Additionally, operational problems occurred during the quarter at each of the company's three core U.S. refineries. The Pascagoula refinery was impacted by a fire which put its FCC unit out of operation for nearly two months and the two key West Coast refineries also experienced problems. Finally, results were adversely affected by charges for the estimated uninsured costs of the inadvertent contamination, by small quantities of jet fuel, of aviation gasoline distributed in Northern California in May, and by trading losses incurred as a part of the company's commodity price risk management activities.

Signs of improvement began in June; product prices have strengthened and now appear to be better reflecting their raw material costs. If this trend continues, the improvement in the company's downstream operations, coupled with a continuation of higher crude prices in the upstream operations, should result in improved earnings during the second half of 1994.

Total revenues were $8.8 billion for the 1994 second quarter, down 11 percent from $9.9 billion in last year's second quarter. Revenues for the first six months of 1994 were $17.1 billion, down from $18.9 billion in last year's first half. In both 1994 periods, sales revenues declined on lower prices for crude oil and refined products.

Operating, general and administrative expenses, adjusted for special items, were $1.920 billion in the second quarter and $3.668 billion for the first half of 1994, compared with $1.798 billion and $3.480 billion in the comparable periods of 1993. The increases of 7 and 5 percent for the quarter and first half, respectively, are primarily the result of operational problems in the second quarter at the company's core refineries.

Taxes on income for the second quarter and first half of 1994 were $265 million and $537 million, respectively, compared with $152 million and $535 million for the comparable 1993 periods. The effective income tax rate for the first half of 1994 decreased to 45.4 percent from 49.3 percent in the 1993 first half. The primary reason for the

- ----------------
(1) Per share amounts reflect a two-for one split of the company's common stock, effective May 11, 1994.

decrease was a proportionate income shift to lower taxed areas. Also contributing to the decrease was the absence of the effects of unfavorable prior-year adjustments recorded in the 1993 first half. Partially offsetting these effects was a proportionate decrease in equity income recorded on an after-tax basis.

Foreign exchange losses amounted to $21 million in both the 1994 second quarter and six months, compared with gains of $37 million and $33 million in last year's quarter and first half, respectively.

CURRENT DEVELOPMENTS
- --------------------
Transportation constraints continue to limit production from the Tengiz oil field, owned and operated by Tengizchevroil (TCO), a company owned jointly by Chevron and the Republic of Kazakhstan. The oil is being exported into world markets under a transportation/exchange agreement with Russia, whereby TCO receives and exports crude oil from Russia in exchange for providing Russia with comparable amounts of Tengiz crude. Because of the oil's foul smell, caused by sulphur compounds (mercaptans), Russia has restricted the amount of oil allowed into its pipelines. TCO has recently reduced mercaptan levels by successfully injecting chemicals that neutralize them. Effective August 1994, the export quota to Russia was increased from 30,000 to approximately 50,000 barrels per day. Although export quotas are set monthly, TCO is cautiously optimistic the higher quota will be maintained for the remainder of the year. Current production capacity from the field is 65,000 barrels per day. Construction is proceeding on demercaptanization plants that will remove the mercaptans more economically and on additional production capacity.

In response to the lower than expected oil exports and the slump in oil prices, TCO announced in late April that it was deferring some of its capital spending, primarily in infrastructure development. Chevron's capitalized cash investment in the project at June 30, 1994 was $567 million.

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

In July, Nigerian oil workers' unions went on strike demanding political and economic changes by the Nigerian government. The strike has made operating conditions very difficult in Nigeria, but has thus far not materially affected crude oil production levels. The company is unable to predict the length or outcome of the strike or whether production will be maintained. The company's share of production from its fields in Nigeria currently averages about 130,000 barrels per day.

The company's producing operations in Angola continue to be generally unaffected by the civil unrest in that country. Significant development projects are underway, with new production expected by the end of the year. Chevron's share of current production is nearly 100,000 barrels per day.

The government of Congo granted Chevron and its partners a permit to develop the Kitina oil discovery offshore West Africa. The Kitina field, discovered in 1991, has estimated recoverable reserves exceeding 100 million barrels of high-quality, light crude oil. Chevron has a 29.25 percent interest in the Kitina field.

On August 8, 1994, the company announced that it had signed a three-and-a-half year agreement to provide Kuwait Oil Company with technology and technical support to enhance production and delivery of crude oil from the Burgan field, the world's second largest oil field, in southeast Kuwait.

In May, crude oil production started from the Roller/Skate project offshore Western Australia. Combined production from the two fields is expected to reach 35,000 barrels of oil per day. Chevron holds a 25.71 percent interest in the project.

The Hibernia project partners announced in April 1994 that the pre-production costs for the project would be 15 to 20 percent more than the previous $5.2 billion (Canadian) forecast. Engineering costs and construction delays caused by the complexity of the gravity base structure were cited as the reasons for the over-run. Chevron, with an approximate 27 percent interest, remains committed to the project. The company's capitalized investment in the project, including capitalized interest, was $516 million at June 30, 1994.

In July 1994, Chevron and LUKoil Petroleum Company, the largest oil company in Russia, signed an eight-year agreement allowing Chevron to purchase about 70,000 barrels a day of crude oil from LUKoil. Chevron expects to sell the oil into world oil markets.

On August 4, 1994, Chevron completed the previously announced sale of its Philadelphia refinery to Sun Company, Inc. Exclusive negotiations are continuing with Clark Refining and Marketing, Inc. for the sale of the Port Arthur, Texas, refinery; the company hopes to have that sale completed this year. Both sales are a part of the major downstream restructuring announced in May 1993. Although work continues to assess the extent of future environmental remediation, at this time, the reserve established in the second quarter of 1993 is believed to be sufficient to complete the restructuring.

In August 1994, the company announced a settlement agreement with the Internal Revenue Service, substantially resolving all open tax issues for the nine years 1979 through 1987. Chevron's net expenditure for the settlement is approximately $550 million, after taking into account the tax deductibility of the interest portion of the payment. Reserves, primarily accrued interest, established in prior years for the contested issues significantly exceed the amount of the total payment. The effect of the settlement will be recorded in the third quarter.


REVIEW OF OPERATIONS
- --------------------
The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                        EARNINGS BY MAJOR OPERATING AREA

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  JUNE 30,            JUNE 30,
                                        ------------------   -----------------
 (Millions of Dollars)                       1994     1993       1994     1993
- ------------------------------------------------------------------------------
Exploration and Production
  United States                              $152     $207       $276     $402
  International                               134      142        245      307
- ------------------------------------------------------------------------------
   Total Exploration and Production           286      349        521      709
- ------------------------------------------------------------------------------

Refining, Marketing and Transportation
  United States                               (42)    (507)        56     (407)
  International                                27      107         90      129
- ------------------------------------------------------------------------------
   Total Refining, Marketing
     and Transportation                       (15)    (400)       146     (278)
- ------------------------------------------------------------------------------
   Total Petroleum Operations                 271      (51)       667      431
Chemicals                                      49      141         75      159
Coal and Other Minerals                        12        8         27       28
Corporate and Other                           (75)     (48)      (124)     (67)
- ------------------------------------------------------------------------------
      NET INCOME                             $257      $50       $645     $551
==============================================================================

                          SELECTED OPERATING DATA

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,             JUNE 30,
                                       ------------------   ------------------
                                             1994    1993       1994      1993
- ------------------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                  371     398        372       398
  Net Natural Gas Production (MMCFPD)       2,146   2,027      2,168     2,060
  Sales of Natural Gas Liquids (MBPD)         185     201        198       205
  Revenue from Net Production
    Crude Oil ($/Bbl.)                     $14.34  $15.97     $12.95    $15.80
    Natural Gas ($/MCF)                    $ 1.79  $ 2.06     $ 1.96    $ 1.95

INTERNATIONAL EXPLORATION
 AND PRODUCTION (1)
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                  613     546        608       540
  Net Natural Gas Production (MMCFPD)         519     492        525       485
  Revenue from Liftings
    Liquids ($/Bbl.)                       $14.84  $17.37     $14.01    $17.24
    Natural Gas ($/MCF)                    $ 1.86  $ 2.13     $ 1.95    $ 2.13

U.S. REFINING AND MARKETING
  Sales of Gasoline (MBPD)                    625     660        633       650
  Sales of Other Refined Products (MBD)       719     716        693       744
  Refinery Input (MBPD)                     1,237   1,285      1,195     1,269
  Average Refined Product Sales
   Price ($/Bbl.)                          $23.94  $26.85     $23.34    $26.34

INTERNATIONAL REFINING AND MARKETING (1)
  Sales of Refined Products (MBPD)            891     931        918       900
  Refinery Input (MBPD)                       625     540        632       559

CHEMICAL SALES AND OTHER
 OPERATING REVENUES (2)
  United States                              $742    $706     $1,395    $1,433
  International                               156     147        304       282
                                           -----------------------------------
    Worldwide                                $898    $853     $1,699    $1,715
==============================================================================
(1) Includes equity in affiliates. Per unit revenue from net liftings for 1993 has been restated to include equity affiliates. Refinery input in 1994 includes South Africa, where local government restrictions prohibited this disclosure prior to the fourth quarter of 1993.

(2)  Millions of dollars.  Includes sales to other Chevron companies.

     ----------------
     MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet


WORLDWIDE EXPLORATION AND PRODUCTION earned $286 million in the second quarter of 1994 compared with $349 million in the corresponding 1993 period. Earnings of $521 million in the first six months of 1994 were 27 percent lower than the $709 million earned in the 1993 first half.

U.S. EXPLORATION AND PRODUCTION net earnings declined to $152 million in the second quarter from the $207 million earned in the 1993 second quarter. Six-month 1994 earnings were $276 million compared with $402 million earned in the 1993 six months. Special charges reduced 1994 and 1993 six-months results by $15 million and $12 million, respectively. There were no special items recorded in either the 1994 or 1993 second quarters.

Although average crude oil realizations increased sharply from the first quarter of 1994, they were still below last year's second quarter. Average crude oil realizations were $14.34 per barrel, compared with $15.97 per barrel in the 1993 second quarter. Year-to-date, crude oil realizations were $12.95 per barrel, compared with $15.80 in 1993. Lower natural gas prices also contributed to the lower second quarter earnings. The company's average natural gas sales price declined to $1.79 per thousand cubic feet from $2.06 in last year's second quarter, when prices were unseasonably strong. Natural gas prices averaged $1.96 per thousand cubic feet during the 1994 six months, about flat with the year-ago period.

Net liquids production for the quarter declined 7 percent to 371,000 barrels
per day, largely due to normal field declines.   However, net natural gas
production volumes were up 6 percent to 2.1 billion cubic feet per day, as new production in the Gulf of Mexico more than offset normal field declines.

INTERNATIONAL EXPLORATION AND PRODUCTION earnings were $134 million in the quarter, compared with $142 million earned in the prior year second quarter. This year's six months earnings were down 20 percent to $245 million from $307 million earned in the 1993 period. Earnings in the 1993 second quarter and six months were reduced by special charges amounting to $26 million and $7 million, respectively, related to unfavorable tax adjustments and asset write-offs. There were no special items recorded in the 1994 periods.

The benefit of 1994's higher production volumes did not fully offset lower crude oil prices. Net liquids production increased 12 percent to 613,000 barrels per day in the 1994 second quarter and 13 percent in the first half. New field production in the North Sea and Nigeria and increased production in Indonesia and Kazakhstan contributed to the higher 1994 volumes. Also, natural gas production was up 5 and 8 percent in the second quarter and six months, respectively, primarily in Australia, Canada and the North Sea.

The 1994 quarter and six months included foreign exchange losses of $5 million and $1 million, respectively, compared with gains of $21 million and $25 million in last year's second quarter and six months.

WORLDWIDE REFINING AND MARKETING operations reported a loss of $15 million in the 1994 second quarter compared with a loss of $400 million for the 1993 second quarter. The 1994 first half earnings were $146 million compared with losses of $278 million in the corresponding 1993 period.

U.S. REFINING AND MARKETING operations incurred a loss of $42 million in the second quarter, compared with a loss of $507 million in the 1993 second quarter which included special charges of $604 million, mostly related to a restructuring provision for the expected financial effects of the company's decision to sell its Port Arthur and Philadelphia refineries and to consolidate and reorganize its Southeast U.S. marketing network. Results for the current year quarter included a special charge of $5 million for environmental remediation programs.

Six month earnings for 1994 were $56 million compared with losses of $407 million in 1993. These amounts include special charges of $26 million in 1994 and $618 million in 1993.

Excluding special items, the 1994 results reflected poor sales margins as the surge in crude oil costs during the quarter could not be recovered through higher refined products prices. In addition, an unusual amount of refinery downtime resulted in higher operating expenses and required more costly third-party product purchases to supply the company's marketing system. Operating expenses also included charges for estimated uninsured costs related to the inadvertent contamination, by small amounts of jet fuel, of aviation gasoline distributed in Northern California in May.

The company engages in various risk management activities in conducting its refining and marketing business, including inventory hedging transactions and efforts to minimize short-term commodity price fluctuations from ongoing trading activities. Earnings in the second quarter were adversely affected by the results of these activities.

Total refined product sales volumes declined 2 percent and 5 percent from last year's second quarter and six month periods.

INTERNATIONAL REFINING AND MARKETING net earnings declined to $27 million from $107 million earned in the 1993 second quarter and to $90 million from $129 million for the respective six month periods. Earnings in the 1993 quarter and six months included a $13 million asset sale gain.

Similar to the U.S. industry conditions, refined products prices did not keep pace with the increase in crude oil costs. Also, the quarter and six month results included foreign exchange losses of $9 million and $8 million, respectively, whereas the prior-year periods had foreign exchange gains of $14 million and $10 million. Total refined products sales volumes in the second quarter declined 4 percent as lower export sales in the company's trading operations more than offset an increase in marketing sales volumes, but for the 1994 first half were up 2 percent from the year-ago period.

CHEMICALS earned $49 million in the 1994 second quarter compared with $141 million in the prior-year quarter which included a $135 million gain from the sale of the Ortho lawn and garden products business. Six month 1994 earnings were $75 million compared with $159 million last year. Excluding the prior-year asset sale gain, earnings improved significantly in the 1994 second quarter and six months, particularly in the company's olefins business. As the U.S. economy improves, increased demand has resulted in stronger prices and higher sales volumes for the company's major commodity chemicals.

COAL AND OTHER MINERALS reported net earnings of $12 million in the second quarter and $27 million for the 1994 six months. In the comparable periods of 1993, coal and other minerals reported net earnings of $8 million and $28 million, respectively. The 1993 six month period benefited from a $5 million asset sale gain.

CORPORATE AND OTHER CHARGES were $75 million in the 1994 quarter compared with charges of $48 million in the comparable period last year. Year-to-date charges were $124 million in 1994 compared with $67 million in 1993. Both 1993 periods included special charges of $33 million for litigation settlements.

In 1994, the company changed its method of distributing certain corporate expenses to its business segments. As a result, corporate and other charges in the 1994 second quarter and six months include approximately $58 million and $78 million, respectively, that, under the previous method, would have been allocated to the various business segments. This change had no net income effect nor did it affect any segment's operational trends.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash and cash equivalents totaled $1.2 billion at June 30, 1994, a $441 million decrease from year-end 1993. The draw-down of cash, cash from operations and net increases in debt outstanding were used to fund the company's capital expenditures and dividend payments to stockholders.

The company's debt and capital lease obligations totaled $8.173 billion at June 30, 1994, up $635 million from $7.538 billion at year-end 1993. The increase is primarily from $880 million of net short-term borrowings, largely the issuance of commercial paper and $65 million in capital lease obligations associated with the delivery of a new vessel. This was partially offset by the repayment of approximately $290 million of long-term debt, including $200 million of 7 7/8 percent public debt originally due March 1, 1997. The company also retired $40 million of debt related to the Employee Stock Ownership Plan in January 1994.

Although the company benefits from low interest rates on short-term debt, the large amount of short-term debt has reduced Chevron's ratio of current assets to current liabilities, which was .82 at year-end 1993 and .80 at June 30, 1994. The company's short-term debt, consisting primarily of commercial paper and current portion of long-term debt, totaled $6.176 billion at June 30, 1994. This amount includes $1.880 billion of short-term obligations that have been classified as long-term since the company has both the intent and ability, as evidenced by revolving credit arrangements, to refinance it on a long-term basis. The company also intends to continually refinance its remaining short-term debt. In order to manage Chevron's exposure to interest rate fluctuations, the company has entered into various interest rate swaps on both its long- and short-term debt. At August 8, the notional principal amount of these financial instruments totaled approximately $850 million, including $350 million entered into in August 1994.

In connection with the August 1994 settlement agreement with the Internal Revenue Service (IRS), the company issued commercial paper to partially fund the amount paid to the IRS. This increase in commercial paper was partially offset by the receipt of proceeds from the sale of the company's Philadelphia refinery, also in early August. Outstanding commercial paper on August 8, 1994 was approximately $265 million higher than at June 30, 1994.

The company's debt ratio (total debt to total debt plus equity) was 36.6 percent at June 30, 1994, up from 35.0 percent at year-end 1993. The company will continue to monitor its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.
The company believes it has the flexibility, financial resources and borrowing capacity to fund its capital programs, pay dividends and meet unanticipated cash requirements.

Worldwide capital and exploratory expenditures for the first half of 1994, including the company's share of affiliates' expenditures, totaled $2.132 billion, a 19 percent increase from the $1.792 billion spent in the 1993 first half. The increase was largely due to expenditures for the development of the Tengiz oil field in Kazakhstan and for refinery construction and expansion projects. Total expenditures for exploration and production activities represented 58 percent of total outlays in both 1994 and 1993. Expenditures outside the United States were 61 percent of the total outlays for the 1994 period, compared with 58 percent in 1993.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CITIES SERVICE TENDER OFFER CASES -

The description contained in Part I, Item 3, Paragraph A of the company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended in
Part II, Item 1 of the company's Quarterly Report on Form 10-Q for the period ended March 30, 1994, is hereby further amended as follows:

Defendants have answered, in part, the plaintiff's Second Amended Petition and moved to dismiss the claims for negligent misrepresentation, malicious breach of contract and interference with prospective economic advantage.
In addition, defendant Chevron Corporation has moved to dismiss the petition for lack of subject matter jurisdiction.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of stockholders at the Annual Meeting on May 3, 1994 and by proxy. The vote tabulations listed below reflect pre-split shares.

Voters elected 12 incumbent directors for one year terms, including William E. Crain, Corporate Vice President of Exploration and Production, who has elected to retire on August 31, 1994. Mr. Crain's retirement will reduce the number of Board members to eleven. The vote tabulation for individual directors was:

                                     SHARES              SHARES
               DIRECTORS              FOR               WITHHELD
               --------------------------------------------------
               S.H. Armacost       264,468,722          2,850,233
               J.D. Bonney         265,155,398          2,163,556
               W.E. Crain          265,058,323          2,260,631
               K.T. Derr           264,965,351          2,353,604
               S. Ginn             265,169,520          2,149,434
               C.A. Hills          264,770,569          2,548,385
               C.M. Pigott         265,268,304          2,050,651
               C. Rice             264,649,563          2,669,391
               S.B. Smart Jr.      264,969,839          2,349,116
               J.N. Sullivan       265,059,738          2,259,316
               G.H. Weyerhaeuser   265,172,434          2,146,521
               J.A. Young          265,157,965          2,160,990

Voters also approved the appointment of Price Waterhouse as the company's independent accountants. The vote was 262,027,729 (98.6 percent) for and 3,662,682 (1.4 percent) against. There were also 1,636,360 abstentions.

Two proposals presented by the Board of Directors were approved by voters. A proposal to increase the number of authorized shares of common stock from five hundred million to one billion received 259,799,155 (98.1 percent) votes for and 5,100,753 (1.9 percent) votes against. There were also 2,427,908 abstentions. The second proposal to split each issued share of common stock of $3.00 par value into two new shares of $1.50 par value received 262,219,067 (98.8 percent) votes for and 3,238,025 (1.2 percent) votes against. There were also 1,870,726 abstentions.

Voters rejected three stockholder proposals. One proposal to compensate directors solely in the form of common stock was rejected with a vote of 212,631,861 (93.3 percent) against and 15,256,181 (6.7 percent) for. There were also 5,944,154 abstentions and 33,494,575 broker non-votes.

A second proposal asking Chevron to prepare a report on the impact of NAFTA on the company was defeated with a vote of 211,626,980 (94.8 percent) against and 11,680,279 (5.2 percent) for. There were also 10,526,614 abstentions and 33,492,898 broker non-votes.

A third proposal asking Chevron to prepare a report on environmental and safety hazards was defeated with a vote of 208,774,792 (93.4 percent) against and 14,659,731 (6.6 percent) for. There were also 10,398,958 abstentions and 33,493,290 broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (3.1) Restated Certificate of Incorporation of Chevron Corporation, dated August 2, 1994.

    (3.2)  By-laws of Chevron Corporation, as amended July 27, 1994.

      (4) Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

     (12)  Computation of Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K

    The company filed a Current Report on Form 8-K, dated August 4, 1994, announcing unaudited earnings for the quarter and the six months ended June 30, 1994.

    The company filed a Current Report on Form 8-K, dated August 4, 1994, which presented under "Item 5. Other Events," a Press Release announcing a settlement agreement with the Internal Revenue Service that substantially resolves all open tax issues for the nine years 1979 through 1987.

    The company filed a Current Report on Form 8-K, dated August 11, 1994, which contained the August 1, 1994 First Supplemental Indenture to the May 15, 1987 original Indenture between Chevron Capital U.S.A. Inc., Chevron Corporation and The Chase Manhattan Bank (National Association).


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



Date     August 12, 1994                     /s/ DONALD G. HENDERSON
      ----------------------               ----------------------------
                                                Donald G. Henderson,
                                           Vice-President & Comptroller
                                           (Principal Accounting Office
                                           and Duly Authorized Officer)