Form 10-Q
period 1994-09-30
CHEVRON CORP
filed 1994-11-10
CIK 93410

==============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1994
                                            ------------------
                                    OR

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                 Outstanding as of September 30, 1994
    -----------------------------    --------------------------------------
    Common stock, $1.50 par value                   651,670,433


==============================================================================

                                       INDEX

                                                                     Page No.
                                                                     --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Income for the three months
             and nine months ended September 30, 1994 and 1993             2

           Consolidated Balance Sheet at September 30, 1994 and
             December 31, 1993                                             3

           Consolidated Statement of Cash Flows for the nine months
             ended September 30, 1994 and 1993                             4

           Notes to Consolidated Financial Statements                    5-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10-16


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              17

  Item 6.  Listing of Exhibits and Reports on Form 8-K                    17

  Signature                                                               18

                          PART I. FINANCIAL INFORMATION

                       CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF INCOME


                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                    ------------------    ------------------
Millions of Dollars,
 Except Per Share Amounts              1994       1993       1994       1993
- ----------------------------------------------------------------------------
REVENUES
Sales and other
 operating revenues(1)              $ 9,396    $ 9,097    $26,203    $27,413
Equity in net income of
 affiliated companies                   102        108        286        340
Other income                             11         28        108        416
                                    ----------------------------------------
   TOTAL REVENUES                     9,509      9,233     26,597     28,169
                                    ----------------------------------------

COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products      4,676      4,384     12,560     13,872
Operating expenses                    1,937      1,566      5,037      5,307
Exploration expenses                     91         92        269        235
Selling, general and
 administrative expenses                 (9)       359        624      1,120
Depreciation, depletion
 and amortization                       626        615      1,833      1,800
Taxes other than on income(1)         1,405      1,219      4,153      3,583
Interest and debt expense                93         76        249        244
                                    ----------------------------------------
   TOTAL COSTS AND OTHER DEDUCTIONS   8,819      8,311     24,725     26,161
                                    ----------------------------------------

INCOME BEFORE INCOME TAX EXPENSE        690        922      1,872      2,008
INCOME TAX EXPENSE                      265        502        802      1,037
                                    ----------------------------------------
NET INCOME                          $   425    $   420    $ 1,070    $   971
                                    ----------------------------------------
PER SHARE OF COMMON STOCK:(2)
  NET INCOME                        $   .65    $   .64    $  1.64     $ 1.49
  DIVIDENDS                         $   .4625  $   .4375  $  1.3875   $ 1.3125
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING (000S)(2)       651,667    651,131    651,656    650,806

(1) Includes consumer excise taxes. $ 1,220    $ 1,030    $ 3,578    $ 2,970

(2) All share and per share amounts for 1993 have been restated to reflect a two-for-one stock split in May 1994.

    See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                SEPTEMBER 30,     DECEMBER 31,
Millions of Dollars                                      1994             1993
- ------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $ 1,275          $ 1,644
Marketable securities                                     383              372
Accounts and notes receivable                           4,075            3,808
Inventories:
  Crude oil and petroleum products                      1,073            1,108
  Chemicals                                               405              423
  Materials and supplies                                  252              252
  Other merchandise                                        17               18
                                                      ------------------------
                                                        1,747            1,801
Prepaid expenses and other current assets               1,231            1,057
                                                      ------------------------
    TOTAL CURRENT ASSETS                                8,711            8,682
Long-term receivables                                     101               94
Investments and advances                                3,961            3,623

Properties, plant and equipment, at cost               46,078           44,807
Less: accumulated depreciation, depletion
  and amortization                                     24,361           22,942
                                                      ------------------------
                                                       21,717           21,865
Deferred charges and other assets                         504              472
                                                      ------------------------
      TOTAL ASSETS                                    $34,994          $34,736
                                                      ------------------------
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                      $ 3,040          $ 3,325
Accrued liabilities                                     1,519            2,538
Short-term debt                                         4,432            3,456
Federal and other taxes on income                         508              782
Other taxes payable                                       564              505
                                                      ------------------------
    TOTAL CURRENT LIABILITIES                          10,063           10,606
Long-term debt and capital lease obligations            4,129            4,082
Non-current deferred income taxes                       3,071            2,916
Reserves for employee benefit plans                     1,565            1,458
Deferred credits and other non-current obligations      1,849            1,677
                                                      ------------------------
    TOTAL LIABILITIES                                  20,677           20,739
                                                      ------------------------

Preferred stock (authorized 100,000,000
  shares, $1.00 par value, none issued)                     -                -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)           1,069            1,069
Capital in excess of par value                          1,857            1,855
Deferred compensation - Employee Stock
  Ownership Plan (ESOP)                                  (895)            (920)
Currency translation adjustment and other                 216              108
Retained earnings                                      14,136           13,955
Treasury stock, at cost (shares 60,816,635
  and 61,008,858 at September 30, 1994 and
    December 31, 1993, respectively)*                  (2,066)          (2,070)
                                                      ------------------------
    TOTAL STOCKHOLDERS' EQUITY                         14,317           13,997
                                                      ------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $34,994          $34,736
                                                      ------------------------

* Share amounts for 1993 have been restated to reflect a two-for-one stock split in May 1994.

    See accompanying notes to consolidated financial statements.

                  CHEVRON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      -----------------------
Millions of Dollars                                      1994            1993
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                           $1,070          $  971
  Adjustments
    Depreciation, depletion and amortization            1,833           1,800
    Dry hole expense related to prior years'
      expenditures                                         43              25
    Distributions less than equity in affiliates'
      income                                              (26)           (170)
    Net before-tax (gains) losses on asset
      retirements and sales                                (3)            249
    Net currency translation losses (gains)                38             (17)
    Deferred income tax provision                         148            (139)
    Net increase in operating working capital          (1,820)           (374)
    Other                                                 317              65
                                                      -----------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES         1,600           2,410
                                                      -----------------------
INVESTING ACTIVITIES
  Capital expenditures                                 (2,109)         (2,227)
  Proceeds from asset sales                               324             719
  Net (purchases) sales of marketable securities          (13)              -
                                                      -----------------------
      NET CASH USED FOR INVESTING ACTIVITIES           (1,798)         (1,508)
                                                      -----------------------
FINANCING ACTIVITIES
  Net borrowings of short-term obligations                932             483
  Proceeds from issuance of long-term debt                352             201
  Repayments of long-term debt and other
    financing obligations                                (542)           (721)
  Cash dividends paid                                    (904)           (854)
  Purchases of treasury shares                             (5)             (3)
                                                      -----------------------
      NET CASH USED FOR FINANCING ACTIVITIES             (167)           (894)
                                                      -----------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                       (4)             16
                                                      -----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  (369)             24
CASH AND CASH EQUIVALENTS AT JANUARY 1                  1,644           1,292
                                                      -----------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30              $1,275          $1,316
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

The consolidated financial statements for the first nine months of 1994 include the effects of the company's adoption of Statements of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The company's prior accounting practices were substantially in compliance with the new standards and adoption of the new standards did not have a material effect on the company's consolidated financial statements or its liquidity.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K.

The results for the three-month and nine month periods ended September 30, 1994 are not necessarily indicative of future financial results.

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

NOTE 3. NET INCOME

Third quarter 1994 net income included a net benefit of $18 million from special items. Included in these special items was a benefit of $301 million from the reversal of tax and related interest reserves resulting from the company's global settlement with the Internal Revenue Service (IRS) for various issues relating to the years 1979 through 1987. Partially offsetting this benefit was a special charge of $267 million for environmental remediation provisions and expenses, primarily reflecting the results of the third quarter completion of a comprehensive evaluation of future clean-up requirements at the company's service stations and product terminals. In addition, a $16 million litigation provision was recorded in the third quarter 1994.

Special items reduced net income by $23 million for the nine-month period ended September 30, 1994. These charges included provisions of $293 million for estimated environmental assessment and cleanup liabilities, $15 million for a reserve adjustment related to the resolution of certain regulatory issues with the Minerals Management Service, and a $16 million litigation provision. These were partially offset by the $301 million benefit resulting from the aforementioned global tax settlement with the IRS.

Net income for the third quarter 1993 included special charges of $145 million. The one percent increase in the U.S. corporate income tax rate in 1993 resulted in a net charge of $46 million, including an $8 million benefit applicable to special items recorded in previous quarters during 1993, for adjustments to the company's deferred tax balances. Additionally, special charges in the third quarter 1993 included other prior years' tax adjustments of $46 million, $25 million for litigation reserves and other items, $16 million for environmental cleanup liabilities for U.S. marketing sites and $12 million for asset write-offs.

Net charges of $662 million for special items reduced net income for the nine-month period ended September 30, 1993. These special items included the unfavorable effects of a $543 million provision, after adjustment for the change in the U.S. corporate income tax rate, for the restructuring of the company's U.S. refining and marketing operations, $101 million of tax related adjustments including $54 million for the effect of the increase in the U.S. corporate income tax rate on the company's deferred tax balances, $68 million of environmental cleanup provisions for the company's U.S. refineries and marketing sites, $63 million in provisions for litigation liabilities and $36 million from the write-off of assets. These were partially offset by gains of $149 million from the sales of assets, primarily the company's Ortho lawn and garden products business.

Foreign exchange losses included in third quarter 1994 net income were $30 million, compared with gains of $9 million in third quarter 1993. For the nine-month period ending September 30, 1994, net income included foreign exchange losses of $51 million, compared with gains of $42 million in the same period of 1993.

NOTE 4. INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

The "Net increase in operating working capital" is composed of the following:

                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    (Increase) decrease in accounts
        and notes receivable                          $  (245)       $    32
    Decrease in inventories                                54             21
    Increase in prepaid expenses
        and other current assets                         (221)          (163)
    Decrease in accounts payable and
        accrued liabilities                            (1,187)          (268)
    (Decrease) increase in income and other
        taxes payable                                    (221)             4
    ------------------------------------------------------------------------
        Net increase in operating working capital     $(1,820)       $  (374)
    ------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    Interest paid on debt (net of
        capitalized interest)                         $   307        $   264
    Income taxes paid                                 $   926        $ 1,217
    ------------------------------------------------------------------------

The "Net (purchases) sales of marketable securities" consists of the following gross amounts:
                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ----------------------
    Millions of Dollars                                  1994           1993
    ------------------------------------------------------------------------
    Marketable securities purchased                   $(1,021)       $(1,531)
    Marketable securities sold                          1,008          1,531
    ------------------------------------------------------------------------
      Net (purchases) sales of marketable securities  $   (13)       $     -
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

During the first nine months of 1993, the company refinanced in excess of $330 million in tax exempt capital lease obligations.

In April 1993, the company acquired a 50 percent interest in the Tengizchevroil joint venture (TCO) in the Republic of Kazakhstan through a series of cash and non-cash transactions. The company's interest in TCO is accounted for using the equity method of accounting and is recorded in "Investments and advances" in the consolidated balance sheet. The cash expended in connection with the formation of TCO and subsequent advances to TCO are included in the consolidated statement of cash flows in "Capital expenditures." The deferred payment portion of the TCO investment totaled $480 million at September 30, 1994 and is recorded in "Accrued liabilities" and "Deferred credits and other non-current obligations" in the consolidated balance sheet. Payments related to the deferred portion of the TCO investment are classified as "Repayments of long-term debt and other financing obligations" in the consolidated statement of cash flows.

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

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------     ------------------
Millions of Dollars                    1994       1993        1994       1993
- -----------------------------------------------------------------------------
Sales and other operating revenues   $6,908     $7,033     $19,366    $21,288
Costs and other deductions            6,866      6,552      19,069     20,968
Net income                              123        267         359        214
- -----------------------------------------------------------------------------


                                                SEPTEMBER 30,   DECEMBER 31,
Millions of Dollars                                      1994           1993
- ----------------------------------------------------------------------------
Current assets                                        $ 3,722        $ 3,661
Other assets                                           15,282         14,099

Current liabilities                                     7,236          5,936
Other liabilities                                       5,426          5,738

Net worth                                               6,342          6,086
- ----------------------------------------------------------------------------


NOTE 6. SUMMARIZED FINANCIAL DATA - CALTEX GROUP OF COMPANIES

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------     ------------------
Millions of Dollars                    1994       1993        1994       1993
- -----------------------------------------------------------------------------
Sales and other operating revenues    3,822     $3,616     $10,638    $11,572
Operating income                        215        253         642        797
Net income                              151        165         448        548
- -----------------------------------------------------------------------------

Effective January 1, 1994, the Caltex group adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Adoption of SFAS 115 had no effect on Caltex's reported earnings. However, at January 1, 1994, Caltex's stockholders' equity was increased by $60 million, after-tax, to reflect the write-up to fair market value of investments held by certain affiliates. An additional net increase of $20 million has been recorded as of September 30, 1994.

NOTE 7.  INCOME TAXES

The effective income tax rate for the first nine months of 1994 decreased to
42.8 percent from 51.6 percent in the comparable 1993 period. The decrease was primarily due to the favorable adjustment to prior year's income taxes resulting from the IRS settlement in third quarter 1994, whereas the 1993 period included the effects of unfavorable prior-year adjustments, including an increase in deferred income taxes resulting from the one percent increase in the U.S corporate tax rate.

NOTE 8.  CONTINGENT LIABILITIES

LITIGATION -

The company is a defendant in numerous lawsuits, in addition to those mentioned in this note. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years.

A lawsuit brought against Chevron U.S.A. Inc. and GOC Acquisition Corporation (a former subsidiary of Gulf Oil Corporation) by OXY U.S.A., the successor in interest to Cities Service Company ("Cities"), remains pending in an Oklahoma state court. The suit involves claims for breach of contract and misrepresentation related to the termination of Gulf Oil Corporation's offer to purchase Cities' stock in 1982 (Gulf was acquired by Chevron in 1984). In 1994, plaintiff amended and supplemented its petition to add claims for willful and malicious breach of contract, negligent misrepresentation, and interference with prospective economic advantage in connection with the 1989 proposed OXY U.S.A.-Cities DOE settlement, and included the claimed Department of Energy liability as additional contract damages and as additional fraud damages. The amended and supplemented petition also adds a claim for punitive damages based upon the alleged fraud, negligent misrepresentation, willful breach and interference claims. Defendants have answered, in part, the plaintiff's Second Amended Petition. The court has dismissed defendants' counterclaim based upon the Federal Entitlements Program. Defendants' motions to dismiss certain of plaintiff's new claims have been denied.

In April 1991, a United States District Court in Texas ruled favorably on claims brought by former employees of Gulf and participants in the Gulf Pension Plan that a partial termination of the plan had occurred. However, the court denied plaintiffs' claims to a share of any surplus plan assets. In October 1991, parties agreed not to appeal the partial termination claims except as relevant to plaintiffs' claims for a share of surplus plan assets. On October 21, 1994, the Fifth Circuit Court of Appeals affirmed the District Court's determination that the plaintiffs are not entitled to surplus assets of the plan. Plaintiffs have indicated that a petition for rehearing will be filed on or before November 18, 1994.

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

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purports to be for the period April 1980 through April 1990. The DOE claims the company overrecouped under the regulations by $125 million during the period in question. Including interest through September 30, 1994, the total claim amounts to $290 million. The company asserts that in fact it incurred a loss through participation in the DOE program. The case is being heard by the DOE's Office of Hearings and Appeals and is currently in the discovery phase. A hearing on Chevron's no benefit argument is scheduled for mid-December.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites, operating refineries, oil fields, service stations, terminals and land development areas. In addition, the company may have obligations relating to prior asset sales or closed facilities, or for future costs to be incurred upon the sale or disposition of existing operating facilities. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from insurance. While the amounts of future costs may be material to the company's results of operations in the period in which they are recognized, the company believes the possibility that these costs will have a material effect on Chevron's consolidated financial position or liquidity is remote.

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

Areas in which the company has significant operations include the United States, Australia, United Kingdom, Canada, Nigeria, Angola, Congo, Papua New Guinea, China, Indonesia and Zaire. The company's Caltex affiliates have significant operations in Indonesia, Japan, Korea, Australia, the Philippines, Thailand and South Africa. The company's Tengizchevroil affiliate operates in the Republic of Kazakhstan.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THIRD QUARTER 1994 COMPARED WITH THIRD QUARTER 1993
      AND FIRST NINE MONTHS 1994 COMPARED WITH FIRST NINE MONTHS 1993

OVERVIEW AND OUTLOOK (1)
- --------------------

Net income for the third quarter of 1994 was $425 million ($.65 per share), little changed from the $420 million ($.64 per share) reported for the third quarter of 1993. Excluding special items in both periods, results were $407 million ($.63 per share), down 28 percent from the strong 1993 third quarter operating results of $565 million ($.87 per share).

Third quarter 1994 earnings included a benefit from a previously announced settlement with the Internal Revenue Service (IRS) for open tax years 1979 through 1987. Tax and related interest reserves established in prior years exceeded the net amount of the settlement, resulting in a $301 million benefit to income. Substantially offsetting this favorable adjustment were environmental remediation provisions, principally in the U.S. downstream segment, and other charges totaling $283 million. The net effect of these special items was a benefit of $18 million to this year's third quarter net income. In the 1993 third quarter, special items, primarily related to prior year taxes, reduced net income by $145 million.

Net income for the first nine months of 1994 was $1.070 billion ($1.64 per share), up 10 percent from $971 million ($1.49 per share) reported for the 1993 nine months. The 1994 year-to-date earnings were reduced by $23 million of special charges, whereas earnings in the comparable 1993 period were reduced by $662 million of special charges, mostly related to last year s U.S. downstream restructuring provision.

Third quarter refined product sales margins, although improved from this year's second quarter, were not as strong as in the third quarter of last year, and were a major factor in the decline in operating results.

Third quarter operations were also impacted by the decline in U.S. natural gas prices, which fell during the quarter, averaging about 20 percent less than in last year's third quarter. Crude oil prices also trended down during the quarter, although they were still about $1.00 per barrel higher than in the year-ago quarter. The company's worldwide net liquids production increased almost 6 percent and exceeded one million barrels a day in the third quarter as international production levels continued to increase.

The company's chemicals operations continued to rebound, reflecting the improved U.S. economy. Restructuring programs and continuing cost reduction efforts have positioned this business to benefit from the long-awaited industry turnaround that is currently underway.

Following abnormally high second quarter 1994 operating expenses, which reflected refinery operating and other problems, operating cost performance improved markedly in the third quarter. Operating, general and administrative expenses, adjusted for special items, were $1.812 billion in the third quarter and $5.480 billion for the first nine months of 1994, compared with $1.817 billion in the third quarter and $5.297 billion in the first nine months of 1993. Operating expenses for the 1994 third quarter reported in the consolidated statement of income included $435 million of environmental remediation and litigation provisions; selling, general and administrative expenses included the reversal of $319 million of accrued interest reserves on Federal income taxes payable resulting from the company's settlement with the IRS.

Total revenues in the 1994 third quarter were $9.509 billion, up 3 percent from $9.233 billion in the year earlier quarter. Revenues increased on higher crude oil prices and sales volumes and increased chemical revenues, partly offset by lower sales volumes of refined products. Total revenues for the first nine months of 1994 were $26.597 billion, down 6 percent from $28.169 billion in the comparable 1993 period. Year-to-date revenues declined because of lower refined products and crude oil prices in the first half of the year.

- -------------
(1) Per share amounts reflect a two-for-one split of the company's common stock, effective May 11, 1994.

Taxes on income for the third quarter and first nine months of 1994 were $265 million and $802 million, respectively, compared with $502 million and $1.037 billion for the comparable 1993 periods. The effective income tax rate for the first nine months of 1994 decreased to 42.8 percent from 51.6 percent in the 1993 first nine months. The primary reason for the decrease was the third quarter favorable adjustment to prior year's income taxes resulting from the IRS settlement, whereas the 1993 period included the effects of unfavorable prior-year adjustments and an increase in deferred income taxes resulting from the one percent increase in the U.S. corporate tax rate.

Included in third quarter net income were $30 million of foreign exchange losses, compared with foreign exchange gains of $9 million in the 1993 third quarter. For the first nine months, foreign exchange losses were $51 million compared with $42 million of foreign exchange gains in the 1993 period. The losses on currency transactions in 1994 resulted primarily from fluctuations in the value of the Australian currency relative to the U.S. dollar, while 1993's gains relate primarily to fluctuations in the Nigerian currency.

Crude oil prices have remained relatively stable into the fourth quarter. The company's average posted price for West Texas Intermediate, a benchmark crude, was $16.78 per barrel in October compared with $16.46 in September. Natural gas prices in the U.S. have continued at their lower levels. October natural gas spot prices were little changed from September; future prices will vary depending on the weather, availability of supply and customer inventory levels. Refined product prices in October were relatively unchanged from the third quarter.

Heavy rains in Southeast Texas in mid-October flooded portions of the company's chemical plant in Cedar Bayou. The plant produces 4 billion pounds a year of ethylene, polyethylene, propylene and alphaolefins. Repairs are expected to take until the end of November. Although earnings from the company's chemical operations will likely be adversely affected, the impact on the company's consolidated results of operations is not expected to be material.


CURRENT DEVELOPMENTS
- --------------------

Liquids production from the Tengizchevroil (TCO) joint venture with the Republic of Kazakhstan averaged about 54,000 barrels per day in the third quarter, reflecting the August 1994 increase in TCO's quota by Russia for oil exports from Kazakhstan through Russia.

Because of the lack of progress made in negotiating terms for an export pipeline that would enable TCO to market its output directly to world markets, and because of the constraints under the current transportation arrangements with Russia, the joint venture partners have decided to further defer development expenditures until such time as increased production is assured of being sold. In the past, Russia has restricted the amount of oil allowed into its pipelines because of the oil's foul smell, which is caused by sulphur compounds (mercaptans). However, the addition of chemical scavengers has reduced the mercaptans enough to allow an increase in the oil exports. In addition, a demercaptanization plant is currently under construction which will remove the mercaptans. A second processing plant, which can double production capacity to 130,000 barrels per day, is being constructed.

There were no significant developments in the continuing negotiations between the company and the Caspian Pipeline Consortium for the terms of an export pipeline system that would enable the project to market its output directly to world markets. The Consortium is composed of the Republics of Kazakhstan and Russia and the Sultanate of Oman. Negotiations are continuing to be very difficult, and it is currently impossible to predict the eventual outcome or its impact on the joint venture. Chevron's cash investment in the project at September 30, 1994 was $680 million.

The Nigerian oil workers' strike that began in July ended without incident in early September. The company's production was generally unaffected by the strike and operations are now back to normal. The company's share of production from its fields in Nigeria averaged 127,000 barrels per day in the third quarter. In October, Chevron signed a production-sharing agreement with the Nigerian government to explore for oil in the Benue River trough in central Nigeria. Chevron will finance the exploration and recover its costs from future production in accordance with a production sharing contract.

The company reached agreement with Elf Congo to acquire a 22.5 percent interest in the Haute Mer permit area in the waters offshore Congo and adjacent to Chevron's Angola concession. Elf Congo, with a 62.5 percent interest, will continue as operator. Hydro Congo, the state oil company, holds the remaining 15 percent interest. The area includes the recently discovered N'Kossa oil field. The field is being developed with first production at about 80,000 barrels per day expected in 1996. Also, the government of Congo granted Chevron and its partners, Agip and Hydro Congo, a permit to develop the Kitina oil discovery offshore Congo. Chevron has a
29.25 percent interest in the Kitina field. Agip, with a 35.75 percent interest, is the operator.

In early October, the Hibernia project's gravity base structure was lifted off and floated in the drydock area. It is scheduled to be towed out to the deep water construction site in early November. The company's capitalized investment in the project, including capitalized interest, was $577 million at September 30, 1994.

In August 1994, Chevron completed the previously announced sale of its Philadelphia, Pennsylvania, refinery to Sun Company, Inc. and also signed a definitive agreement with Clark Refining and Marketing, Inc. for the sale of the Port Arthur, Texas, refinery. That sale is expected to close by year-end. Both sales are a part of the major downstream restructuring announced in May 1993. Generally, Chevron will retain primary responsibility for remediation of most existing environmental contamination at the Port Arthur refinery. Testing and investigation has not been completed and therefore it is not possible to estimate the degree of contamination or the magnitude of required clean-up costs, which will also depend on the remediation plans ultimately negotiated with applicable federal and state agencies. While the company continues to believe that the reserve established in the second quarter of 1993 will be sufficient to complete the restructuring, the ultimate amount will be dependent upon the outcome of the investigations and negotiations, as well as crude oil and product prices at the time of sale. Accordingly, additional provisions may be necessary in the future.

In October 1994, the company announced a natural gas field discovery in the Gulf of Mexico Norphlet Trend. The trend, in which Chevron holds several leases, extends some 80 miles east-west off the coasts of Florida, Alabama and Mississippi. Chevron's discovery is in 60 feet of water and is located 39 miles southwest of Mobile, Alabama. Chevron is the operator and holds a 71 percent interest. Production is scheduled for 1996.

REVIEW OF OPERATIONS
- --------------------

The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                    EARNINGS BY MAJOR OPERATING AREA

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -----------------
(Millions of Dollars)                      1994     1993      1994      1993
- ----------------------------------------------------------------------------
Exploration and Production
  United States                            $ 63     $125     $ 339      $527
  International                             131      113       376       420
- ----------------------------------------------------------------------------
   Total Exploration and Production         194      238       715       947
- ----------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                            (110)     164       (54)     (243)
  International                              55       50       145       179
- ----------------------------------------------------------------------------
   Total Refining, Marketing
     and Transportation                     (55)     214        91       (64)
- ----------------------------------------------------------------------------
   Total Petroleum Operations               139      452       806       883
Chemicals                                    68        6       143       165
Coal and Other Minerals                       6       10        33        38
Corporate and Other                         212      (48)       88      (115)
- ----------------------------------------------------------------------------
      Net Income                           $425     $420    $1,070      $971
- ----------------------------------------------------------------------------

                          SELECTED OPERATING DATA

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -----------------
                                           1994     1993      1994      1993
- ----------------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
  Net Crude Oil and Natural Gas
    Liquids Production (MBPD)               371      393       372       396
  Net Natural Gas Production (MMCFPD)     2,038    2,033     2,124     2,051
  Sales of Natural Gas Liquids (MBPD)       217      204       204       204
  Revenue from Net Production
      Crude Oil ($/BBL.)                 $15.03   $14.00    $13.64    $15.19
      Natural Gas ($/MCF)                $ 1.62   $ 2.06    $ 1.85    $ 1.98

INTERNATIONAL EXPLORATION AND PRODUCTION (1)
  Net Crude Oil and Natural Gas
    Liquids Production (MBPD)               640      564       619       548
  Net Natural Gas Production (MMCFPD)       573      470       541       480
  Revenue from Liftings
      Liquids ($/Bbl.)                   $15.89   $15.75    $14.66    $16.70
      Natural Gas ($/MCF)                $ 1.78   $ 1.96    $ 1.89    $ 2.07

U.S. REFINING AND MARKETING
  Sales of Gasoline (MBPD)                  611      678       627       659
  Sales of Other Refined Products (MBPD)    738      803       707       764
  Refinery Input (MBPD)                   1,265    1,384     1,219     1,308
  Average Refined Product Sales
    Price ($/Bbl.)                       $25.44   $24.92    $24.05    $25.84

INTERNATIONAL REFINING AND MARKETING (1)
  Sales of Refined Products (MBPD)          930      891       922       897
  Refinery Input (MBPD)                     603      539       622       552

CHEMICAL SALES AND OTHER OPERATING REVENUES (2)
  United States                            $836     $662    $2,232    $2,095
  International                             174      165       477       447
                                       -------------------------------------
    Worldwide                            $1,010     $827    $2,709    $2,542
- ----------------------------------------------------------------------------
(1) Includes equity in affiliates. Refinery input in 1994 includes South Africa, where local government restrictions prohibited this disclosure prior to the fourth quarter of 1993.
(2) Millions of dollars.  Includes Sales to Other Chevron Companies.
- ------------------
MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; BBL.=barrel; MCF=thousand cubic feet

WORLDWIDE EXPLORATION AND PRODUCTION earned $194 million in the third quarter of 1994 compared with $238 million in the corresponding 1993 period. Earnings of $715 million in the first nine months of 1994 were 24 percent lower than the $947 million earned in the 1993 nine months.

U.S. EXPLORATION AND PRODUCTION third quarter earnings of $63 million included special charges totaling $61 million for environmental remediation and litigation provisions. This compares with 1993 third quarter earnings of $125 million, which included special charges of $32 million for prior-year tax adjustments. Excluding special items, third quarter earnings declined as lower natural gas prices and decreased liquids production more than offset the benefit of higher crude oil prices. Compared with the third quarter of 1993, average crude oil realizations increased $1.03 per barrel to $15.03, but average natural gas prices declined 44 cents per thousand cubic feet to $1.62. Net liquids production declined 6 percent to 371,000 barrels per day; net natural gas production volumes were flat at 2.0 billion cubic feet per day in the third quarter.

Earnings for the first nine months of 1994 were $339 million compared with $527 million last year. Special charges totaled $76 million and $44 million for the nine months of 1994 and 1993, respectively. Crude oil prices declined 10 percent to $13.64 per barrel from the 1993 nine month period due to sharply lower crude oil prices early in the year. Liquids production was down 24,000 barrels per day to 372,000 and natural gas prices were off nearly 7 percent to $1.85 per thousand cubic feet, more than offsetting a 4 percent increase in natural gas production for the 1994 nine months.

INTERNATIONAL EXPLORATION AND PRODUCTION earnings for the third quarter were $131 million, compared with $113 million earned in last year's third quarter. Reported earnings for the first nine months of 1994 and 1993 were $376 million and $420 million, respectively. Excluding special charges of $62 million and $69 million for tax adjustments in last year's third quarter and year-to-date results, earnings declines in both periods were largely due to a swing in foreign currency effects of $33 million and $59 million in the third quarter and nine months, respectively. The 1994 quarter and nine months included foreign exchange losses of $14 million and $15 million, respectively, compared with gains of $19 million and $44 million in last year's third quarter and nine months.

International net liquids production increased 13 percent in both 1994 periods to 640,000 barrels per day in the third quarter and 619,000 barrels per day year-to-date. New production came on stream in early 1994 in the North Sea and Nigeria and production was also up in Indonesia and Kazakhstan. Natural gas production increased 22 percent to 573 million cubic feet per day in the third quarter and 13 percent to 541 million cubic feet per day for the nine months, due to higher volumes in Canada, Kazakhstan and Australia. Crude oil prices were generally flat quarter to quarter, but for the nine months were about $2.00 per barrel lower than last year. Natural gas prices declined in both the 1994 third quarter and nine months.

WORLDWIDE REFINING AND MARKETING operations reported a loss of $55 million in the 1994 third quarter compared with earnings of $214 million for the 1993 third quarter. The 1994 nine months earnings were $91 million compared with losses of $64 million in the corresponding 1993 period.

U.S. REFINING AND MARKETING operations incurred a net loss of $110 million in the 1994 third quarter compared with net earnings of $164 million in the year-ago quarter. This year's third quarter results included special charges for environmental remediation totaling $218 million, primarily reflecting the results of the third quarter completion of a comprehensive evaluation of future clean-up requirements at the company's service stations and product terminals. The prior-year quarter included $30 million in special charges, mostly related to environmental provisions.

Losses for the 1994 nine months amounted to $54 million compared with losses of $243 million in the prior-year period. Special charges, primarily the third quarter environmental remediation provisions, totaled $244 million for the first nine months of 1994. Special charges in the 1993 period were $648 million, consisting primarily of a restructuring provision of $543 million for the financial effects of the company's decision to sell its Port Arthur and Philadelphia refineries. Other special charges in the prior year included environmental provisions of $68 million and prior-year tax and other provisions of $37 million.

Adjusting for these special charges, 1994 third quarter and nine months operational earnings of $108 million and $190 million were down significantly from the $194 million and $405 million, respectively, earned in the year-earlier periods.

In the third quarter, sales margins for refined products improved from this year's second quarter, but were still well below those achieved in last year's third quarter and first nine months. Ample supplies are holding down product prices and squeezing margins. Third quarter sales volumes declined 9 percent, primarily due to the sale of the company's Philadelphia refinery in August of this year. Output from that refinery had been sold as unbranded products to third party resellers. Sales for the 1994 year-to-date period were down 6 percent, primarily due to unscheduled downtime at several of the company's refineries and the sale of the Philadelphia refinery. Year-to-date results were also negatively affected by refinery operating and other problems earlier in the year that resulted in high operating expenses and increased purchases of refined products for resale.

INTERNATIONAL REFINING AND MARKETING third quarter net earnings in 1994 increased to $55 million from the $50 million earned in the 1993 third quarter. However, nine month 1994 earnings trailed 1993's levels, $145 million compared with $179 million. The 1993 nine months included benefits of $14 million from asset sales. Product sales margins in the 1994 third quarter and year-to-date remained depressed. Sales volumes increased about 4 percent in the third quarter and 3 percent for the nine months of 1994. Sales volumes were strong in all the company's primary international marketing operations - Canada, the United Kingdom and the Caltex areas of operations, averaging 12 percent and 7 percent higher for the third quarter and nine months, respectively. However, these higher sales volumes were mostly offset by lower sales volumes in the company's international trading activities.

Foreign exchange losses were $1 million and $9 million in the 1994 third quarter and nine months,respectively, compared with foreign exchange gains of $4 million and $14 million in the 1993 periods.

CHEMICALS earnings increased to $68 million in the third quarter, up sharply from the $6 million earned in the third quarter of 1993. The 1994 quarter included a special charge of $4 million for environmental remediation; the 1993 quarter included a $9 million charge for prior-year tax adjustments. Earnings for the nine months of 1994 were $143 million compared to $165 million in the 1993 period. However, the 1993 period included special benefits of $126 million, mostly related to the sale of the Ortho lawn and garden products business. Excluding special items in both nine-month periods, 1994 operating earnings increased to $147 million from $39 million in the 1993 period.

The improving U.S. economy in 1994 has stimulated demand for commodity chemicals, bringing the chemical industry into better balance. Restructuring and cost reduction programs in recent years have positioned the company's chemical operations to benefit from the industry upswing. Higher sales volumes and higher prices, particularly for ethylene and polyethylene, contributed to the increased operating earnings. The 1993 nine month period included earnings of the Ortho business, which was sold in May 1993.

Foreign exchange losses were $8 million and $4 million in the 1994 and 1993 third quarters, respectively, and $13 million and $8 million in the corresponding nine month periods.

CORPORATE AND OTHER earnings were $212 million compared with charges of $48 million in the third quarter of 1993. Nine month earnings were $88 million compared with charges of $115 million in the comparable 1993 period. Results in the 1994 quarter and nine months included the reversal of $301 million of tax and related interest reserves resulting from the company's global settlement with the Internal Revenue Service for various issues relating to the years 1979 through 1987. The 1993 third quarter and nine months included net special charges of $13 million and $46 million, respectively, primarily litigation provisions and asset write-downs, partially offset by favorable tax adjustments.

In 1994, the company changed its method of distributing certain corporate expenses to its business segments. As a result, corporate and other charges in the 1994 third quarter and nine months included approximately $47 million and $125 million, respectively, that would have been allocated to the business segments under the previous method. This change had no net income effect, nor did it affect any segment operational trends.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents totaled $1.3 billion at September 30, 1994, a $369 million decrease from year-end 1993. The draw-down of cash, cash from operations and net increases in debt outstanding were used to fund the company's capital expenditures and dividend payments to stockholders.

The company's debt and capital lease obligations totaled $8.561 billion at September 30, 1994, up $1.023 billion from $7.538 billion at year-end 1993. The increase is primarily from $932 million of net short-term borrowings, largely the issuance of commercial paper, the issuance of $350 million of 7.45 percent notes due in the year 2004 and $65 million in capital lease obligations associated with the delivery of a new vessel. These increases were partially offset by the first quarter 1994 prepayment of $200 million of 7 7/8 percent public debt originally due March 1, 1997. The company also retired $40 million of debt related to the Employee Stock Ownership Plan in January 1994.

The company's short-term debt, consisting primarily of commercial paper and current portion of long-term debt, totaled $6.232 billion at September 30, 1994. This amount includes $1.800 billion of short-term obligations that have been classified as long-term since the company has both the intent and ability, as evidenced by revolving credit arrangements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

In August, the company reached a settlement agreement with the Internal Revenue Service that substantially resolved all open tax issues for the nine years 1979 through 1987. The payment of approximately $675 million, partially funded by issuing commercial paper, is the principal reason for the company's decline in cash provided by operations and the increase in total debt.

Although the company benefits from lower interest rates on short-term debt, the large amount of short-term debt adversely affects Chevron's ratio of current assets to current liabilities, which was .82 at year-end 1993 and .87 at September 30, 1994. The improvement in the company's current ratio since year-end is primarily due to its settlement with the Internal Revenue Service for an amount less than had been reserved in prior years.

The company's debt ratio (total debt to total debt plus equity) was 37.4 percent at September 30, 1994, up from 35.0 percent at year-end 1993. The company will continue to monitor its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

The company believes it has the flexibility, financial resources and borrowing capacity to fund its capital programs, pay dividends and meet unanticipated cash requirements.

Worldwide capital and exploratory expenditures for the first nine months of 1994, including the company's share of affiliates' expenditures, totaled $3.174 billion, a 10 percent increase from the $2.887 billion spent in the 1993 nine months. The increase was largely due to expenditures for the development of the Tengiz oil field in Kazakhstan and for refinery construction and expansion projects by the company's Caltex affiliate. Total expenditures for exploration and production activities represented 58 percent of total outlays in 1994 and 56 percent in 1993. Expenditures outside the United States were 60 percent of the total outlays for the 1994 nine months, compared with 55 percent in 1993.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cities Service Tender Offer Case -

The description contained in Part I, Item 3, Paragraph A of the company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended in
Part II, Item 1 of each of the company's Quarterly Reports on Form 10-Q for the periods ended March 30, 1994 and June 30, 1994, is hereby further amended as follows:

Defendant Chevron Corporation has been dismissed from the case for lack of jurisdiction and the remaining defendants are Chevron U.S.A. Inc. and GOC Acquisition Corporation (a former subsidiary of Gulf Oil Corporation). The court has dismissed defendants' counterclaim based upon the Federal Entitlements Program. Motions are pending to reconsider the court's order granting plaintiff partial summary judgment with respect to defenses based upon the contract and claims against plaintiff under the Federal Entitlements Program.

In re Gulf Pension Litigation -

The description contained in Part I, Item 3, paragraph B of the company's Annual Report on Form 10-K for the year ended December 31, 1993, is hereby amended as follows:

On October 21, 1994, the Fifth Circuit Court of Appeals affirmed the district court's determination that the plaintiffs are not entitled to surplus assets of the Gulf Pension Plan. Plaintiffs have indicated that a petition for rehearing will be filed on or before November 18, 1994.

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

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (27)  Financial Data Schedule

(b) Reports on Form 8-K

    An amended Current Report on Form 8-K/A, dated August 1, 1994, was filed by the company on August 16, 1994. This report amended page 28 of the First Supplemental Indenture which was filed on August 11, 1994 as Exhibit
    99.1 to the company's Current Report on Form 8-K, dated August 1, 1994.

    A Current Report on Form 8-K, dated October 25, 1994, was filed by the company on October 25, 1994. This report announced unaudited earnings for the quarter and the nine months ended September 30, 1994.

    A Current Report on Form 8-K, dated October 28, 1994, was filed by the company on October 28, 1994. This report presented under "Item 5. Other Events," restated earnings per share for the five year period ended December 31, 1993 to reflect a two-for-one stock split effective on May 11, 1994.

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




Date     November 10, 1994             /s/      DONALD G. HENDERSON
      ----------------------               ----------------------------
                                                Donald G. Henderson,
                                           Vice-President & Comptroller
                                           (Principal Accounting Office
                                           and Duly Authorized Officer)