Form 10-Q
period 1995-03-31
CHEVRON CORP
filed 1995-05-11
CIK 93410

============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995
                                            --------------
                                    OR

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                 Outstanding as of March 31, 1995
    -----------------------------    ------------------------------------
    Common stock, $1.50 par value                 651,978,238


============================================================================

                                       INDEX

                                                                     Page No.
                                                                     --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Income for the three months
             ended March 31, 1995 and 1994                                 2

           Consolidated Balance Sheet at March 31, 1995 and
             December 31, 1994                                             3

           Consolidated Statement of Cash Flows for the three
             months ended March 31, 1995 and 1994                          4

           Notes to Consolidated Financial Statements                    5-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10-14


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              15

  Item 6.  Listing of Exhibits and Reports on Form 8-K                    15

  Signature                                                               15

                          PART I. FINANCIAL INFORMATION

                       CHEVRON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME


                                                           THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -------------------
Millions of Dollars, Except Per Share Amounts                1995       1994
- -----------------------------------------------------------------------------
REVENUES
Sales and other operating revenues *                      $ 8,820    $ 8,105
Equity in net income of affiliated companies                  231        107
Other income, net                                              (7)        52
                                                          -------------------
        TOTAL REVENUES                                      9,044      8,264
                                                          -------------------

COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products                            4,518      3,684
Operating expenses                                          1,365      1,497
Exploration expenses                                           71        105
Selling, general and administrative expenses                  301        308
Depreciation, depletion and amortization                      576        592
Taxes other than on income *                                1,373      1,345
Interest and debt expense                                     110         73
                                                          -------------------
        TOTAL COSTS AND OTHER DEDUCTIONS                    8,314      7,604
                                                          -------------------

INCOME BEFORE INCOME TAX EXPENSE                              730        660
INCOME TAX EXPENSE                                            271        272
                                                          -------------------
NET INCOME                                                 $  459    $   388
                                                          -------------------
PER SHARE OF COMMON STOCK:
  NET INCOME                                               $  .70    $   .60
  DIVIDENDS                                                $  .4625  $   .4625

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000s)      651,895    651,625
* Includes consumer excise taxes                           $1,185    $ 1,152

    See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                    MARCH 31,    DECEMBER 31,
Millions of Dollars                                      1995            1994
- -----------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $   608         $   413
Marketable securities                                     642             893
Accounts and notes receivable                           3,957           3,923
Inventories:
  Crude oil and petroleum products                        597           1,036
  Chemicals                                               391             391
  Materials and supplies                                  261             263
  Other merchandise                                        26              20
                                                      -----------------------
                                                        1,275           1,710
Prepaid expenses and other current assets                 766             652
                                                      -----------------------
    TOTAL CURRENT ASSETS                                7,248           7,591
Long-term receivables                                     138             138
Investments and advances                                4,252           3,991

Properties, plant and equipment, at cost               47,240          46,810
Less: accumulated depreciation, depletion
  and amortization                                     25,044          24,637
                                                      -----------------------
                                                       22,196          22,173
Deferred charges and other assets                         510             514
                                                      -----------------------
      TOTAL ASSETS                                    $34,344         $34,407
                                                      -----------------------
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                       $ 4,205         $ 4,014
Accounts payable                                        2,696           2,990
Accrued liabilities                                     1,107           1,274
Federal and other taxes on income                         474             624
Other taxes payable                                       516             490
                                                      -----------------------
    TOTAL CURRENT LIABILITIES                           8,998           9,392

Long-term debt and capital lease obligations            4,080           4,128
Deferred credits and other non-current obligations      2,028           2,043
Non-current deferred income taxes                       2,742           2,674
Reserves for employee benefit plans                     1,570           1,574
                                                      -----------------------
    TOTAL LIABILITIES                                  19,418          19,811
                                                      -----------------------

Preferred stock (authorized 100,000,000
  shares, $1.00 par value, none issued)                     -               -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)           1,069           1,069
Capital in excess of par value                          1,859           1,858
Deferred compensation - Employee Stock
  Ownership Plan (ESOP)                                  (850)           (900)
Currency translation adjustment and other                 283             175
Retained earnings                                      14,622          14,457
Treasury stock, at cost (shares 60,508,830
  and 60,736,435 at March 31, 1995 and
    December 31, 1994, respectively)                   (2,057)         (2,063)
                                                      -----------------------
    TOTAL STOCKHOLDERS' EQUITY                         14,926          14,596
                                                      -----------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $34,344         $34,407
                                                      -----------------------

    See accompanying notes to consolidated financial statements.

                  CHEVRON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           THREE MONTHS ENDED
                                                                    MARCH 31,
                                                      -----------------------
Millions of Dollars                                      1995            1994
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                           $  459          $  388
  Adjustments
    Depreciation, depletion and amortization              576             592
    Dry hole expense related to prior years'
      expenditures                                          5              24
    Distributions less than equity in affiliates'
      income                                             (145)            (59)
    Net before-tax losses (gains) on asset
      retirements and sales                                15             (12)
    Net currency translation losses (gains)                31              (2)
    Deferred income tax provision                          82              65
    Net increase in operating working capital            (436)           (514)
    Other                                                 (23)             18
                                                      -----------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           564             500
                                                      -----------------------
INVESTING ACTIVITIES
  Capital expenditures                                   (732)           (669)
  Proceeds from asset sales                               243              71
  Net sales of marketable securities                      257               1
                                                      -----------------------
      NET CASH USED FOR INVESTING ACTIVITIES             (232)           (597)
                                                      -----------------------
FINANCING ACTIVITIES
  Net borrowings of short-term obligations                191             319
  Proceeds from issuance of long-term debt                 17               2
  Repayments of long-term debt and other
    financing obligations                                 (44)           (367)
  Cash dividends paid                                    (301)           (301)
  Purchases of treasury shares                             (2)             (2)
                                                      -----------------------
      NET CASH USED FOR FINANCING ACTIVITIES             (139)           (349)
                                                      -----------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                        2               3
                                                      -----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   195            (443)
CASH AND CASH EQUIVALENTS AT JANUARY 1                    413           1,644
                                                      -----------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                  $  608          $1,201
                                                      -----------------------

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K.

The results for the first quarter of 1995 are not necessarily indicative of future financial results.


NOTE 2. NET INCOME

Net income for the first quarter of 1995 benefited from $63 million in special items, which included a net $80 million earnings benefit primarily from a gain related to the sale of land by a Caltex affiliate. This gain was offset by a $10 million environmental remediation provision related to marketing properties formerly held by the company and a $7 million charge for employee severance in connection with a work force reduction program at the company's Canadian operations.

Net income for the first quarter of 1994 included special charges of $36 million. These charges included provisions of $21 million for estimated environmental assessment and cleanup liabilities at certain U.S. refining and marketing facilities and $15 million for a reserve adjustment related to the resolution of certain regulatory issues with the Minerals Management Service.

Foreign exchange gains and losses netted to zero in the 1995 and 1994 first quarters.


NOTE 3. INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

"Net increase in operating working capital" is composed of the following:

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
    Millions of Dollars                                  1995           1994
    ------------------------------------------------------------------------
    Increase in accounts and notes receivable         $   (36)       $   (22)
    Decrease in inventories                               162              7
    Increase in prepaid expenses
        and other current assets                          (88)           (24)
    Decrease in accounts payable and
        accrued liabilities                              (351)          (475)
    Decrease in income and other taxes payable           (123)             -
    ------------------------------------------------------------------------
        Net increase in operating working capital     $  (436)       $  (514)
    ------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
    Millions of Dollars                                  1995           1994
    ------------------------------------------------------------------------
    Interest paid on debt (net of
        capitalized interest)                         $   107       $    86
    Income taxes paid                                 $   336       $   224
    ------------------------------------------------------------------------

The "Net sales of marketable securities" consists of the following gross amounts:

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
    Millions of Dollars                                  1995           1994
    ------------------------------------------------------------------------
    Marketable securities purchased                   $  (567)      $  (339)
    Marketable securities sold                            824           340
    ------------------------------------------------------------------------
        Net sales of marketable securities            $   257       $     1
    ------------------------------------------------------------------------

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $50 million and $40 million of matured debt guaranteed by Chevron Corporation in January of 1995 and 1994, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

In February 1994, the company took delivery of a new tanker, the Chevron Employee Pride, under a capital lease arrangement. This asset was recorded as a $65 million addition to properties, plant and equipment and to capital lease obligations.


NOTE 4.  SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC.

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

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Sales and other operating revenues                     $5,933         $6,082
Costs and other deductions                              6,043          5,861
Net (loss) income                                         (33)           173
- ----------------------------------------------------------------------------


                                                    MARCH 31,   December 31,
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Current assets                                        $ 2,877        $ 3,341
Other assets                                           14,597         14,136

Current liabilities                                     6,040          6,347
Other liabilities                                       5,526          5,599

Net worth                                               5,908          5,531
- ----------------------------------------------------------------------------


NOTE 5. SUMMARIZED FINANCIAL DATA - CHEVRON TRANSPORT CORPORATION

Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly-owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer.

In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries (Chevron Tankers (Bermuda) Limited, Chevron Manning Services Limited and Chevron Product Carriers Corporation) is presented below. This summarized financial data was derived from the financial statements prepared on a stand alone basis in conformity with generally accepted accounting principles.

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Sales and other operating revenues                       $105           $110
Costs and other deductions                                117            128
Net (loss) income                                         (20)           (12)
- ----------------------------------------------------------------------------


                                                    MARCH 31,   December 31,
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Current assets                                           $ 35           $ 75
Other assets                                              939            851

Current liabilities                                       485            404
Other liabilities                                         194            208

Net worth                                                 295            314
- ----------------------------------------------------------------------------

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at March 31, 1995.


NOTE 6. SUMMARIZED FINANCIAL DATA - CALTEX GROUP OF COMPANIES

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                                          THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Sales and other operating revenues                     $4,651         $3,298
Operating income                                          257            245
Net income                                                416            178
- ----------------------------------------------------------------------------

In the first quarter of 1995, Caltex recorded a net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex affiliate in Japan required for a public project. The proceeds include compensation that will be used to remove and relocate or replace existing assets affected by the sale.

On March 28, 1995, the merger of refining and marketing assets of Caltex Australia Ltd (CAL), a 75 percent owned subsidiary of Caltex Petroleum Corporation, with the refining and marketing assets of Ampol Ltd, a unit of Pioneer International Ltd, received regulatory approval from Australia's Trade Practices Commission. CAL and Pioneer each hold a 50 percent stake in the new company, Australian Petroleum Pty Ltd.


NOTE 7.  INCOME TAXES

The effective income tax rate was 37.1 percent for this year's first quarter, compared with 41.2 percent for the 1994 first quarter. The rate decrease reflects proportionately greater earnings from equity affiliates recorded on an after-tax basis.

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

The company and its subsidiaries have certain contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and guarantees, claims and long-term commitments under various agreements, the payments and future commitments for which are not material in the aggregate to the company's liquidity or consolidated financial position.

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purports to be for the period April 1980 through April 1990. The DOE claims the company overrecouped under the regulations by $167 million during the period in question. Including interest through March 31, 1995, the total claim amounts to $414 million. The company asserts that in fact it incurred a loss through participation in the DOE program. Discovery has been completed and evidentiary hearings before the DOE's Office of Hearings and Appeals were concluded in March 1995.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994


OVERVIEW AND OUTLOOK
- --------------------
Net income for the 1995 first quarter was $459 million, up 18 percent from $388 million earned in the first quarter of 1994. Earnings per share improved to $.70 from $.60. However, special items increased 1995 reported earnings by $63 million, but reduced 1994 earnings $36 million. Excluding these special items, 1995 first quarter results of $396 million were 7 percent lower than comparably adjusted 1994 results of $424 million.

All of the company's major business segments, with the exception of U.S. refining and marketing (downstream), had strong first quarter earnings. The chemicals business posted a record quarter, international exploration and production (upstream) results were at near record levels and U.S. upstream maintained its strong performance despite low natural gas prices. However, very weak industry margins in the U.S. downstream segment, particularly on the Gulf Coast, were aggravated by significant refinery downtime associated with major turnarounds at two core refineries, as well as some unscheduled downtime. Higher maintenance costs were incurred and significantly lower refinery utilization required more costly product purchases to supply the company's U.S. marketing system.

The company continues to benefit from cost reduction programs as total ongoing operating and administrative expenses were down, despite the higher refinery maintenance costs. Also the sales of the Philadelphia and Port Arthur refineries have lowered the company's cost structure.

Crude oil prices increased gradually during the quarter and continued to strengthen in April. Also, natural gas prices began a modest upturn in April from their very low first quarter levels. In March, the company's average posted price for West Texas Intermediate crude oil (WTI), a benchmark crude, was $17.50 per barrel; in April its WTI average price was $18.85. The Henry Hub, Louisiana spot price for natural gas, a common benchmark for natural gas prices, averaged $1.52 per thousand cubic feet in March; in April the average rose slightly to $1.59. Refined product prices and refinery margins also showed some improvement in April, and the company's refinery utilization rates increased to more normal levels.

Total revenues for the quarter were $9.0 billion, up 9 percent from $8.3 billion in last year's first quarter. Higher prices for crude oil, refined products and chemicals more than offset lower refined product sales volumes and natural gas prices.

Taxes on income for the first quarter of 1995 were $271 million compared with $272 million in last year's first quarter; however, the 1995 effective tax rate decreased to 37.1 percent from 41.2 percent for the 1994 first quarter. The decrease in 1995's effective tax rate is directly proportional to the increase in equity affiliates' after-tax earnings included in the company's before-tax income.

Foreign currency exchange effects netted to zero in the 1995 and 1994 first quarters.


CURRENT DEVELOPMENTS
- --------------------
In February 1995, the company completed the sale of its 185,000 barrels per day Port Arthur, Texas refinery. Provisions for the loss on the sale were included in the company's 1993 and 1994 earnings. This sale followed the sale in August 1994 of the company's 175,000 barrels per day refinery in Philadelphia, Pennsylvania. The company has reserved for known environmental obligations retained under the sales terms for these refineries.

The sales were part of a restructuring reflecting the company's strategy to focus its resources in the West, Southwest and those parts of the South where the company's marketing business is strongest. Sales of unbranded and bulk refined products, usually to other petroleum companies, have declined, and the company has entered into purchase arrangements to supply its marketing areas formerly served by the Port Arthur refinery.

Reformulated gasoline (RFG) was federally mandated in nine metropolitan areas of the United States, beginning January 1, 1995. In addition, areas in 14 states voluntarily opted into the RFG requirement. Chevron is selling RFG in a total of nine mandated and voluntary areas, accounting for about 22 percent of its total gasoline sales volumes in the first quarter. Some voluntary areas subsequently opted out of the requirement, which caused an oversupply of reformulated gasolines in the marketplace. This oversupply prevented the complete recovery of the increased manufacturing costs for RFG. The company is unable to predict when the RFG market will come into a supply and demand balance.

In March 1995, the company announced the discovery of a major natural gas field off the coast of Australia. The new discovery is estimated to hold in excess of 2 trillion cubic feet of gas and 70 million barrels of condensate, and lies between two giant gas and condensate fields that feed the North West Shelf project in which the company holds a 16.7 percent interest.

The company awarded contracts totaling $320 million in March 1995 to begin construction at its 40 percent owned Escravos Gas Project in Nigeria, which it will operate. The project will gather and process gas reserves from two offshore fields, where gas produced in association with crude oil is being flared. The contract cover the first phase of the project, expected to be completed in 1997, which will result in the processing of about 170 million cubic feet of gas per day. Subsequent phases not included in these contracts are in the early stages of planning and will target gas from other oil fields in the Escravos area, where total gas reserves are in excess of 17 trillion cubic feet.

Also in March, Chevron announced the possible sale of its real estate subsidiaries and affiliates, assuming satisfactory prices and terms can be obtained. All the properties being marketed are in California. The real estate operations are not a part of the company's core businesses and may be more valuable to someone else.

Chevron announced in April 1995 a restructuring of its Canadian oil and gas operations including a plan to sell some of its non-strategic oil and gas properties. About 20 percent, or 200 fewer employees will be needed in the new organization. The company recorded a special provision of $7 million after tax in the first quarter for employee severance and other costs of the reorganization.

The company continues to review and analyze its operations and may incur future charges related to these and other future restructurings of its businesses and disposition of marginal or non-strategic assets.

The company and the Republic of Kazakhstan formally announced in April 1995 the completion of the first phase of their $20 billion, 40 year partnership to develop the Tengiz oil field. With the completion of phase one, Tengiz has a processing capacity of 90,000 barrels per day and the ability to rapidly expand to 130,000 barrels per day. A newly constructed demercaptanization plant was commissioned to remove the sulfur compounds from the Tengiz crude as required for shipment through the Russian pipeline system. Chevron's cash investment in the project at March 31, 1995 was $712 million. The pace of further capital spending and development is dependent on the availability of additional export capability.

Current production levels are dependent on monthly export quotas set by Russia under a transportation/exchange agreement, and are currently set at 65,000 barrels per day. Chevron has had discussions related to the Caspian Pipeline Consortium, composed of the Republics of Russia and Kazakhstan and the Sultanate of Oman, regarding terms for an export pipeline system that would enable the project to sell its output directly to world markets. There have been no recent developments in those discussions.

REVIEW OF OPERATIONS
- --------------------
The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                      EARNINGS BY MAJOR OPERATING AREA

                                                       FIRST QUARTER,
                                                    -----------------
(Millions of Dollars)                                   1995     1994
- ---------------------------------------------------------------------
Exploration and Production
  United States                                         $150     $124
  International                                          172      111
- ---------------------------------------------------------------------
   Total Exploration and Production                      322      235
- ---------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                         (102)      98
  International                                          156       63
- ---------------------------------------------------------------------
   Total Refining, Marketing and Transportation           54      161
- ---------------------------------------------------------------------
   Total Petroleum Operations                            376      396
Chemicals                                                163       26
Coal and Other Minerals                                   12       15
Corporate and Other                                      (92)     (49)
- ---------------------------------------------------------------------
      Net Income                                        $459     $388
- ---------------------------------------------------------------------

                          SELECTED OPERATING DATA
                                                       FIRST QUARTER,
                                                    -----------------
(Millions of Dollars)                                   1995     1994
- ---------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                             356      373
  Net Natural Gas Production (MMCFPD)                  1,935    2,189
  Sales of Natural Gas Liquids (MBPD)                    248      210
  Revenue from Net Production
    Crude Oil ($/Bbl.)                                $15.11   $11.56
    Natural Gas ($/MCF)                               $ 1.45   $ 2.13

INTERNATIONAL EXPLORATION AND PRODUCTION (1)
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                             648      603
  Net Natural Gas Production (MMCFPD)                    592      531
  Revenue from Liftings
    Liquids ($/Bbl.)                                  $16.03   $13.12
    Natural Gas ($/MCF)                               $ 1.81   $ 2.03

U.S. REFINING, MARKETING AND TRANSPORTATION
  Sales of Gasoline (MBPD)                               547      644
  Sales of Other Refined Products (MBPD)                 551      665
  Refinery Input (MBPD)                                  909    1,153
  Average Refined Product Sales Price ($/Bbl.)        $25.22   $22.71

INTERNATIONAL REFINING, MARKETING AND TRANSPORTATION (1)
  Sales of Refined Products (MBPD)                       984      945
  Refinery Input (MBPD)                                  616      639

CHEMICAL SALES AND OTHER OPERATING REVENUES (2)
  United States                                         $873     $597
  International                                          152      128
                                                      ------  -------
    Worldwide                                         $1,025     $725
- ---------------------------------------------------------------------
    (1) Includes equity in affiliates.
    (2) Millions of dollars. Includes Sales to Other Chevron Companies. 1994 amounts restated to conform with 1995 presentation.
        ---------------
        MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet

WORLDWIDE EXPLORATION AND PRODUCTION operations earned $322 million in the first quarter of 1995, up 37 percent from $235 million in the 1994 first quarter. U.S. EXPLORATION AND PRODUCTION activities earned $150 million, compared with $124 million earned in the 1994 first quarter, which included a $15 million special charge for the resolution of a regulatory issue. Excluding the effects of last year's special charge, earnings increased 8 percent in 1995.

Operationally, the effects of lower natural gas prices and lower production volumes were offset by the benefit of higher crude oil prices, strong natural gas liquids sales and lower operating expenses. Additionally, depreciation expense declined, reflecting lower production volumes, and exploration expense was down because of lower well write-offs.

Average crude oil realizations of $15.11 per barrel were up $3.55 from $11.56 in the 1994 first quarter, but average natural gas prices of $1.45 per thousand cubic feet were down $.68 from $2.13 in the same prior year period.

Net liquids production declined 5 percent to 356,000 barrels per day due to normal field declines. Net natural gas production declined 12 percent to 1.9 billion cubic feet per day due to normal field declines and production curtailments caused by weak demand.

INTERNATIONAL EXPLORATION AND PRODUCTION net earnings for the first quarter were $172 million, a strong increase over the $111 million earned in the prior year first quarter. Results for 1995 included a special charge of $7 million for employee severance in connection with a work force reduction program at the company's Canadian operations.

The earnings increase reflected higher crude oil prices and higher crude oil and natural gas production volumes. Crude oil prices were up nearly $3.00 per barrel to $16.03 in 1995, but natural gas prices declined about $.20 per thousand cubic feet to $1.81. Net liquids production volumes increased 7 percent to 648,000 barrels per day, with higher volumes in Angola, the North Sea and Kazakhstan. Natural gas production increased 11 percent to 592 million cubic feet per day, primarily due to higher volumes in Canada.

Foreign exchange losses were $3 million, compared with gains of $4 million in the prior year quarter.

WORLDWIDE REFINING AND MARKETING had net earnings of $54 million in the first quarter of 1995 compared with earnings of $161 million in last year's first quarter. U.S. REFINING AND MARKETING had a net loss of $102 million in the first quarter compared with net earnings of $98 million in the 1994 first quarter. Both quarters' results included special charges for environmental remediation - $10 million in 1995 and $21 million in 1994.

Very weak industry fundamentals coupled with refinery turnarounds at two of the company's core refineries led to the net loss. The average refined product sales price was $25.22 in the 1995 first quarter, up from $22.71 last year; however, prices did not fully recover increased crude oil costs, slashing margins. Although both quarters experienced refinery downtime for maintenance, 1995 results included higher maintenance costs and significantly lower refinery utilization, which required more costly third-party product purchases to supply the company's marketing system. Also, market conditions have prevented the recovery of increased manufacturing costs of reformulated gasolines, which comprised about 22 percent of the company's gasoline sales volumes.

Total refined product sales volumes of 1.1 million barrels per day fell 16 percent from the 1994 first quarter, although sales through the company's retail marketing system were maintained at about the same level. Lower fuels production, primarily due to the sales of the Philadelphia refinery in August 1994 and the Port Arthur refinery in late February this year, curtailed unbranded bulk sales.

INTERNATIONAL REFINING AND MARKETING net earnings increased to $156 million from $63 million in last year's first quarter; however, 1995 earnings benefited a net $80 million from special items, principally a gain related to the sale of land by a Caltex affiliate in Japan. Excluding special items, higher Caltex results were more than offset by lower earnings in Canada and the United Kingdom. Foreign exchange gains were $21 million, mostly Caltex related, compared with $1 million of foreign exchange gains in the prior year quarter. Sales volumes increased
4 percent to almost 1.0 million barrels per day, primarily in the Caltex areas of operations.

CHEMICALS posted record quarterly earnings of $163 million, up from $26 million in the first quarter of 1994, as strong industry-wide demand continued. The company achieved record production and sales volumes, and prices for major products were strong.

The major earnings improvement occurred in the olefins operations, which benefited from increased sales volumes and higher prices for ethylene and polyethylenes. In addition, aromatics operations benefited from strong demand and prices for styrene and benzene.

The company's restructurings in recent years to concentrate on its core petrochemicals business and cost reduction initiatives have positioned it to improve its competitive performance during the current cycle of strong industry fundamentals.

CORPORATE AND OTHER includes interest expense, interest income on cash and marketable securities, corporate cost centers and real estate and insurance operations. These activities incurred net charges of $92 million in 1995's first quarter compared with charges of $49 million in the comparable prior year quarter. Foreign exchange losses were $13 million in the 1995 quarter compared with $2 million in 1994's comparable period. The remaining increase was primarily due to increased interest expense, resulting from higher average debt levels and higher interest rates.


CAPITAL AND LIQUIDITY
- ---------------------
Cash and cash equivalents totaled $608 million at March 31, 1995, up $195 million from year-end 1994 levels. Cash from operations, proceeds from asset sales and proceeds from sales of marketable securities were used to fund the company's capital expenditures and dividend payments to stockholders.

Total debt and capital lease obligations of $8.285 billion at March 31, 1995, were up $143 million from $8.142 billion at year-end 1994. The increase was primarily from net short-term borrowings, largely the issuance of commercial paper, partially offset by the scheduled January 1995 retirement of $50 million in 6.51 percent U.S. public debt.

Although the company benefits from lower interest rates on short-term debt, the large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at the relatively low level of .81 at March 31, 1995. The company's short-term debt, consisting of commercial paper and current portion of long-term debt, totaled $6.0 billion at March 31, 1995. This amount includes $1.8 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 35.7 percent at March 31, 1995, about level with year-end 1994. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

Worldwide capital and exploratory expenditures for the first quarter of 1995, including the company's share of affiliates' expenditures, totaled $987 million, a 7 percent decrease from the $1.059 billion spent in the 1994 first quarter. Expenditures for exploration and production activities represented 63 percent of total outlays in the 1995 period, up from 61 percent in the 1994 first quarter. Expenditures outside the United States were 62 percent of the total outlays for both periods.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In re Gulf Pension Litigation--

     The description contained in Part I, Item 3, Paragraph B of the company's Annual Report on Form 10-K for the year ended December 31, 1994 is hereby amended as follows:

     On April 17, 1995, the United States Supreme Court denied the plaintiff's Petition for a Writ of Certiorari.


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


                                                CHEVRON CORPORATION
                                           ----------------------------
                                                   (Registrant)




Date     May 11, 1995                     /S/  DONALD G. HENDERSON
      ----------------------             ------------------------------
                                               Donald G. Henderson,
                                           Vice-President & Comptroller
                                           (Principal Accounting Office
                                           and Duly Authorized Officer)