Form 10-Q
period 1995-06-30
CHEVRON CORP
filed 1995-08-11
CIK 93410

==============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1995
                                            -------------
                                    OR

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                 Outstanding as of June 30, 1995
    -----------------------------    -----------------------------------
    Common stock, $1.50 par value                 652,052,672


==============================================================================

                                       Index

                                                                     Page No.
                                                                     --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Income for the three months
             and six months ended June 30, 1995 and 1994                   2

           Consolidated Balance Sheet at June 30, 1995 and
             December 31, 1994                                             3

           Consolidated Statement of Cash Flows for the six months
             ended June 30, 1995 and 1994                                  4

           Notes to Consolidated Financial Statements                    5-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10-15


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              16

  Item 4.  Submission of Matters to a Vote of Security Holders            16

  Item 6.  Listing of Exhibits and Reports on Form 8-K                    17

  Signature                                                               17

                          PART I. FINANCIAL INFORMATION

                       CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF INCOME


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                    ------------------     ------------------
Millions of Dollars,
 Except Per Share Amounts              1995       1994        1995       1994
- -----------------------------------------------------------------------------
REVENUES
Sales and other
 operating revenues*                $ 9,397    $ 8,702     $18,217    $16,807
Equity in net income of
 affiliated companies                   114         77         345        184
Other income                             56         45          49         97
                                    -----------------------------------------
   TOTAL REVENUES                     9,567      8,824      18,611     17,088
                                    -----------------------------------------

COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products      4,616      4,200       9,134      7,884
Operating expenses                    1,346      1,603       2,711      3,100
Exploration expenses                     71         73         142        178
Selling, general and
 administrative expenses                342        325         643        633
Depreciation, depletion
 and amortization                       566        615       1,142      1,207
Taxes other than on income*           1,417      1,403       2,790      2,748
Interest and debt expense               104         83         214        156
                                    -----------------------------------------
   TOTAL COSTS AND OTHER DEDUCTIONS   8,462      8,302      16,776     15,906
                                    -----------------------------------------

INCOME BEFORE INCOME TAX EXPENSE      1,105        522       1,835      1,182
INCOME TAX EXPENSE                      498        265         769        537
                                    -----------------------------------------
NET INCOME                          $   607    $   257     $ 1,066    $   645
                                    -----------------------------------------
PER SHARE OF COMMON STOCK:
  NET INCOME                        $   .93    $   .39     $  1.63    $   .99
  DIVIDENDS                         $   .4625  $   .4625   $   .925   $   .925

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING (000S)          652,017    651,675     651,956    651,650

*   Includes consumer excise taxes. $ 1,227    $ 1,206      $2,412    $ 2,358


    See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                    JUNE 30,     DECEMBER 31,
Millions of Dollars                                     1995             1994
- -----------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                            $   824          $   413
Marketable securities                                    532              893
Accounts and notes receivable                          4,379            3,923
Inventories:
  Crude oil and petroleum products                       736            1,036
  Chemicals                                              452              391
  Materials and supplies                                 253              263
  Other merchandise                                       23               20
                                                     ------------------------
                                                       1,464            1,710
Prepaid expenses and other current assets                772              652
                                                     ------------------------
    TOTAL CURRENT ASSETS                               7,971            7,591
Long-term receivables                                    133              138
Investments and advances                               4,288            3,991

Properties, plant and equipment, at cost              47,573           46,810
Less: accumulated depreciation, depletion
  and amortization                                    25,188           24,637
                                                     ------------------------
                                                      22,385           22,173
Deferred charges and other assets                        513              514
                                                     ------------------------
      TOTAL ASSETS                                   $35,290          $34,407
                                                     ------------------------
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                      $ 3,771          $ 4,014
Accounts payable                                       3,098            2,990
Accrued liabilities                                    1,111            1,274
Federal and other taxes on income                        636              624
Other taxes payable                                      524              490
                                                     ------------------------
    TOTAL CURRENT LIABILITIES                          9,140            9,392

Long-term debt and capital lease obligations           4,451            4,128
Deferred credits and other non-current obligations     2,034            2,043
Non-current deferred income taxes                      2,803            2,674
Reserves for employee benefit plans                    1,570            1,574
                                                     ------------------------
    TOTAL LIABILITIES                                 19,998           19,811
                                                     ------------------------

Preferred stock (authorized 100,000,000
  shares, $1.00 par value, none issued)                    -                -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)          1,069            1,069
Capital in excess of par value                         1,860            1,858
Deferred compensation - Employee Stock
  Ownership Plan (ESOP)                                 (850)            (900)
Currency translation adjustment and other                340              175
Retained earnings                                     14,928           14,457
Treasury stock, at cost (shares 60,434,396
  and 60,736,435 at June 30, 1995 and
    December 31, 1994, respectively)                  (2,055)          (2,063)
                                                     ------------------------
    TOTAL STOCKHOLDERS' EQUITY                        15,292           14,596
                                                     ------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $35,290          $34,407
                                                     ------------------------

    See accompanying notes to consolidated financial statements.

                  CHEVRON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             SIX MONTHS ENDED
                                                                     June 30,
                                                      -----------------------
Millions of Dollars                                      1995            1994
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                           $1,066          $  645
  Adjustments
    Depreciation, depletion and amortization            1,142           1,207
    Dry hole expense related to prior years'
      expenditures                                          6              26
    Distributions less than equity in affiliates'
      income                                             (126)            (22)
    Net before-tax losses (gains) on asset
      retirements and sales                                16             (26)
    Net currency translation losses                        34               9
    Deferred income tax provision                         141              76
    Net increase in operating working capital            (432)           (829)
    Other                                                 (76)            (73)
                                                      -----------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES         1,771           1,013
                                                      -----------------------
INVESTING ACTIVITIES
  Capital expenditures                                 (1,584)         (1,407)
  Proceeds from asset sales                               354             140
  Net sales (purchases) of marketable securities          378              (2)
                                                      -----------------------
      NET CASH USED FOR INVESTING ACTIVITIES             (852)         (1,269)
                                                      -----------------------
FINANCING ACTIVITIES
  Net (payments) borrowings of short-term obligations    (261)            880
  Proceeds from issuance of long-term debt                418               4
  Repayments of long-term debt and other
    financing obligations                                 (62)           (462)
  Cash dividends paid                                    (603)           (602)
  Purchases of treasury shares                             (2)             (3)
                                                      -----------------------
      NET CASH USED FOR FINANCING ACTIVITIES             (510)           (183)
                                                      -----------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                        2              (2)
                                                      -----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   411            (441)
CASH AND CASH EQUIVALENTS AT JANUARY 1                    413           1,644
                                                      -----------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                   $  824          $1,203
                                                      -----------------------

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 2.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K.

The results for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of future financial results.


NOTE 2. NET INCOME

Net income for the second quarter of 1995 included $4 million in special charges for employee severance provisions connected with work force reduction programs. The 1994 second quarter included $5 million in special charges for estimated environmental remediation expenses at certain U.S. marketing facilities.

Special items increased net income by $59 million for the six-month period ended June 30, 1995. A net gain of $80 million, primarily related to the sale of land by a Caltex affiliate, was offset by charges of $10 million for environmental remediation provisions associated with U.S. marketing properties formerly held by the company and charges of $11 million for employee severance provisions.

Net income for the first half of 1994 included special charges of $41 million.

These charges were comprised of a $26 million provision for estimated environmental assessment and cleanup liabilities at certain U.S. refining and marketing facilities and $15 million for a reserve adjustment related to the resolution of certain regulatory issues with the Minerals Management Service.

Foreign exchange gains were $6 million for the second quarter and first six months of 1995, compared with losses of $21 million for both the second quarter and first six months of 1994.


NOTE 3. INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

The "Net increase in operating working capital" is composed of the following:

                                                            SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ----------------------
    Millions of Dollars                                  1995           1994
    ------------------------------------------------------------------------
    Increase in accounts and notes receivable         $  (447)       $  (404)
    Increase in inventories                               (28)          (121)
    Increase in prepaid expenses
        and other current assets                         (101)          (221)
    Increase (decrease) in accounts payable and
        accrued liabilities                                82           (218)
    Increase in income and other taxes payable             62            135
    ------------------------------------------------------------------------
        Net increase in operating working capital     $  (432)       $  (829)
    ------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                            SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ----------------------
    Millions of Dollars                                  1995           1994
    ------------------------------------------------------------------------
    Interest paid on debt (net of
        capitalized interest)                         $   175        $   144
    Income taxes paid                                     600            410
    ------------------------------------------------------------------------

The "Net sales (purchases) of marketable securities" consists of the following gross amounts:

                                                            SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ----------------------
    Millions of Dollars                                  1995           1994
    ------------------------------------------------------------------------
    Marketable securities purchased                   $(1,073)       $  (697)
    Marketable securities sold                          1,451            695
    ------------------------------------------------------------------------
      Net sales (purchases) of marketable securities  $   378        $    (2)
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

In February 1994, the company took delivery of a new tanker under a capital lease arrangement. This asset was recorded as a $65 million addition to properties, plant and equipment and to capital lease obligations.


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

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                    ------------------     ------------------
Millions of Dollars                    1995       1994        1995       1994
- -----------------------------------------------------------------------------
Sales and other operating revenues    6,310     $6,376     $12,243    $12,458
Costs and other deductions            6,062      6,342      12,105     12,203
Net income                              191         63         158        236
- -----------------------------------------------------------------------------


                                                     JUNE 30,   DECEMBER 31,
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Current assets                                        $ 3,486        $ 3,341
Other assets                                           14,016         14,136

Current liabilities                                     5,992          6,347
Other liabilities                                       5,426          5,599

Net worth                                               6,084          5,531
- ----------------------------------------------------------------------------

NOTE 5. SUMMARIZED FINANCIAL DATA - CHEVRON TRANSPORT CORPORATION

Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly-owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand alone basis in conformity with generally accepted accounting principles.


                                                            SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ----------------------
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Sales and other operating revenues                       $223           $224
Costs and other deductions                                241            258
Net (loss) income                                         (25)           (22)
- ----------------------------------------------------------------------------


                                                     JUNE 30,   DECEMBER 31,
Millions of Dollars                                      1995           1994
- ----------------------------------------------------------------------------
Current assets                                         $  169           $ 75
Other assets                                            1,010            851

Current liabilities                                       432            404
Other liabilities                                         458            208

Net worth                                                 289            314
- ----------------------------------------------------------------------------

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at June 30, 1995.


NOTE 6. SUMMARIZED FINANCIAL DATA - CALTEX GROUP OF COMPANIES

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                    ------------------     ------------------
Millions of Dollars                    1995       1994        1995       1994
- -----------------------------------------------------------------------------
Sales and other operating revenues   $3,831     $3,518      $7,873     $6,816
Operating income                        238        182         495        427
Net income                              164        119         580        297
- -----------------------------------------------------------------------------

In the first quarter of 1995, Caltex recorded a net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex affiliate in Japan required for a public project. The proceeds include compensation that will be used to remove and relocate or replace existing assets affected by the sale.

The merger of the refining and marketing assets of Caltex Australia Limited
(CAL), a 75 percent owned subsidiary of Caltex Petroleum Corporation, with the refining and marketing assets of Ampol Limited, a unit of Pioneer International Limited, was completed during the second quarter of 1995 with an effective date of May 1, 1995. CAL and Pioneer each hold a 50 percent stake in the new company, Australian Petroleum Pty Ltd.

NOTE 7.  INCOME TAXES

The effective income tax rate for the first half of 1995 decreased to 41.9 percent from 45.4 percent in the 1994 first half. A proportionate shift in international earnings to lower taxed income areas coupled with increases in tax credits and equity income recorded on an after-tax basis were the primary reasons for the lower effective tax rate.


NOTE 8.  CONTINGENT LIABILITIES

LITIGATION -

The company is a defendant in numerous lawsuits, including an action brought against the company by OXY U.S.A. in an Oklahoma state court. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the company's litigation matters, and losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

The OXY lawsuit is brought in its capacity as successor in interest to Cities Services Company, and involves claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation (which was acquired by Chevron in 1984). OXY also asserts that the company improperly interfered with a proposed settlement of claims brought against OXY by the Department of Energy. A trial with respect to the first set of claims is expected to occur next year.


OTHER CONTINGENCIES -

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1976 and 1987, respectively. For federal income tax purposes, all issues other than the allocation of state income taxes and the creditability of taxes paid to the Government of Indonesia have been resolved through 1987. A recent Tax Court decision confirmed the validity of tax regulations for allocating state income taxes. The company is currently working with the Internal Revenue Service to agree on a methodology that could apply to all years. The Indonesia issue applies only to years after 1982. Settlement of open tax matters is not expected to have a material effect on the consolidated net assets or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements.

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purports to be for the period April 1980 through April 1990. The DOE claimed the company overrecouped under the regulations by $125 million during the period in question but is currently requesting that the DOE's Office of Hearings and Appeals amend the amount to $167 million. If the amendment is granted, the total claim, including interest through June 1995, amounts to $423 million. The company asserts that in fact it incurred a loss through participation in the DOE program. Evidentiary hearings on the no benefit argument began in mid-December 1994 and were concluded in March 1995. Oral arguments were held on August 9, 1995.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures has had or will have any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994
                AND FIRST HALF 1995 COMPARED WITH FIRST HALF 1994


OVERVIEW AND OUTLOOK
- --------------------

Net income for the second quarter of 1995 was $607 million ($.93 per share), up sharply from the $257 million ($.39 per share), earned in last year's second quarter. Net income for the first six months of 1995 was $1.066 billion ($1.63 per share) up 65 percent from $645 million ($.99 per share) reported for the 1994 first half.

The 1995 six month results benefited $59 million from special items while earnings for the comparable period in 1994 were reduced $41 million by special charges. Special items reduced second quarter earnings $4 million and $5 million in 1995 and 1994, respectively.

For the quarter, chemicals reported record earnings for the second consecutive quarter, reflecting continued strong industry demand for petrochemicals. The U.S. downstream business returned to profitability in the second quarter following a poor first quarter, as refinery operations improved and product prices strengthened. International upstream operations once again turned in strong results, up 45 percent from the 1994 second quarter, driven by higher crude oil prices and increased production. And despite low natural gas prices, the U.S. upstream business maintained steady profitability.

Total revenues were $9.6 billion in the 1995 second quarter, up 8 percent from $8.8 billion in last year's second quarter. Revenues for the first six months of 1995 were $18.6 billion, a 9 percent increase over 1994 first half revenues of $17.1 billion. In both 1995 periods, sales and other operating revenues and purchased crude oil and products costs increased from higher crude oil, refined product and chemicals prices. The sales revenue increase was mitigated by lower refined product sales volumes and lower natural gas prices.

Operating, general and administrative expenses, adjusted for special items, declined $240 million in the quarter and $349 million in the first half to $1.680 billion and $3.319 billion, respectively, compared with $1.920 billion and $3.668 billion in the comparable periods of 1994. About half the decline in both periods was due to the absence of expenses related to the company's Philadelphia and Port Arthur refineries, which were sold in August 1994 and February 1995, respectively. The balance of the reduction was the result of the company's continuing cost reduction initiatives.

Chevron has lowered its cost structure since 1991 by over $1.3 billion, including a reduction in its work force of over 11,000 employees, positioning itself to weather industry downturns and to get an extra boost when industry conditions are good. An integral component of the company's strategy is the continued pursuit of additional cost reduction opportunities.

Taxes on income for the second quarter and first half of 1995 were $498 million and $769 million, respectively, compared with $265 million and $537 million for the comparable 1994 periods. The effective income tax rate for the first half of 1995 decreased to 41.9 percent from 45.4 percent in the 1994 first half. The primary reasons for the decrease were a proportional shift in international earnings from higher taxed areas to lower taxed areas and an increase in tax credits and equity income recorded on an after-tax basis.

Net foreign exchange gains of $6 million were included in both the 1995 second quarter and six months results. Foreign exchange losses totaling $21 million were included in both the 1994 second quarter and first half net income.

Crude oil prices declined about $1.00 per barrel in June and fell about another $1.00 in July before leveling off. U.S. natural gas prices have continued their downward drift, showing little reaction to unusually hot weather in much of the country in July. Refined product prices have declined in line with lower crude oil costs. Prices for many of the company's major chemical products have slowed their upward momentum, and for some, are beginning to soften, as supply and demand in the petrochemical industry come into balance. To prepare for the March 1996 introduction of California-mandated reformulated gasolines, the company's Richmond, California refinery is scheduled for extensive downtime in the fourth quarter of 1995.

CURRENT DEVELOPMENTS
- --------------------

In March 1995, the Financial Accounting Standards Board issued a new financial accounting standard, FAS 121, "Accounting For Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". Chevron is currently studying the standard, which must be adopted by the first quarter of 1996, but has not yet determined when it will be implemented or its effect on the company's financial position and results of operations. There will be no effect on the company's liquidity.

In May 1995, Chevron introduced its new gasoline containing Techron, a proprietary fuel additive. The products were launched with an extensive advertising campaign in the company's marketing areas. In August 1995, the company and McDonald's announced their intent to develop co-branded retail sites throughout the western and southwestern United States. The company's objective is to improve brand loyalty and to increase market share.

In June 1995, Chevron entered into a production sharing contract with Pertamina, the Indonesian national oil company, to explore for oil and gas on the western coast of the Indonesian island of Sulawesi. Also in June, the company farmed-out 35 percent of its interest in its 2.5 million acre Caipipendi exploration tract in Bolivia and an additional 25 percent was farmed-out in July. Chevron's proposal to explore 1.77 million acres in Peru adjacent to the giant Camisea gas and condensate fields was accepted by Perupetro S.A., the state owned oil company, in July. The proposal is subject to approval by the Peruvian government.

In June 1995, Chevron and its partners announced the start-up of crude oil production from two new fields offshore China. With this production the consortium is China's largest offshore producer, with total production exceeding 100,000 barrels per day. Chevron's equity share is 16 1/3 percent.

There have been no recent developments in the status of Tengizchevroil, the company's joint venture with Kazakhstan to develop the Tengiz oil field. Production levels continue to be restrained by lack of adequate export capabilities. Chevron's cash investment in the Tengiz project at June 30, 1995 was $714 million. The pace of further capital spending and development is dependent on the availability of additional export capability.

The company's producing operations in Nigeria and Angola continue to be generally unaffected by the civil unrest and political uncertainty in those countries. Significant development projects are underway in both countries. Chevron's share of current production is in excess of 130,000 barrels per day in Nigeria and about 120,000 barrels per day in Angola.

In August 1995, the company reached an agreement with the U.S. Federal Government to resolve Chevron's claims over certain offshore oil and gas leases in Florida and Alaska where the company was prohibited from exploring. As a result of the settlement, the company will receive approximately $65 million from the U.S. government and will relinquish its interest in these leases. A claim over leases off the coast of North Carolina has yet to be resolved. Upon receipt of the proceeds, the company expects to record a gain on the settlement, which represents the difference between the settlement amount and the company's carrying value of its interest in the leases.

In the United States, the company continues significant exploration activities in the Gulf of Mexico.

In March 1995, Chevron announced the possible sale of its California real estate subsidiaries and affiliates, assuming satisfactory prices and terms could be obtained. Bids for the properties have been received and the company is currently in the process of evaluating them. If the company decides to sell the properties, it is likely the sales price will be less than their carrying value, resulting in a charge against future earnings.

The company continues to review and analyze its operations and may incur charges related to future restructurings of its businesses and disposition of marginal or non-strategic assets.

REVIEW OF OPERATIONS
- --------------------

The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                         EARNINGS BY MAJOR OPERATING AREA

                                            THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                           --------------      --------------
 (Millions of Dollars)                      1995     1994       1995     1994
- -----------------------------------------------------------------------------
Exploration and Production
  United States                             $150     $152       $300     $276
  International                              194      134        366      245
- -----------------------------------------------------------------------------
   Total Exploration and Production          344      286        666      521
- -----------------------------------------------------------------------------

Refining, Marketing and Transportation
  United States                              108      (42)         6       56
  International                               36       27        192       90
- -----------------------------------------------------------------------------
   Total Refining, Marketing
     and Transportation                      144      (15)       198      146
- -----------------------------------------------------------------------------
   Total Petroleum Operations                488      271        864      667
Chemicals                                    175       49        338       75
Coal and Other Minerals                        2       12         14       27
Corporate and Other                          (58)     (75)      (150)    (124)
- -----------------------------------------------------------------------------
      NET INCOME                            $607     $257     $1,066     $645
=============================================================================

                          SELECTED OPERATING DATA

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                      ------------------  -------------------
                                            1995    1994       1995      1994
- -----------------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                 352     371        354       372
  Net Natural Gas Production (MMCFPD)      1,927   2,146      1,931     2,168
  Sales of Natural Gas Liquids (MBPD)        192     185        220       198
  Revenue from Net Production
    Crude Oil ($/Bbl.)                    $16.41  $14.34     $15.76    $12.95
    Natural Gas ($/MCF)                   $ 1.52  $ 1.79     $ 1.48    $ 1.96
INTERNATIONAL EXPLORATION
 AND PRODUCTION (1)
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                 644     613        646       608
  Net Natural Gas Production (MMCFPD)        556     519        574       525
  Revenue from Liftings
    Liquids ($/Bbl.)                      $17.12  $14.84     $16.59    $14.01
    Natural Gas ($/MCF)                   $ 1.63  $ 1.86     $ 1.73    $ 1.95

U.S. REFINING AND MARKETING
  Sales of Gasoline (MBPD)                   556     625        551       633
  Sales of Other Refined Products (MBD)      550     719        551       693
  Refinery Input (MBPD)                      997   1,237        953     1,195
  Average Refined Product Sales
   Price ($/Bbl.)                         $27.32  $23.94     $26.28    $23.34

INTERNATIONAL REFINING AND MARKETING (1)
  Sales of Refined Products (MBPD)           944     891        964       918
  Refinery Input (MBPD)                      551     625        584       632

CHEMICAL SALES AND OTHER
 OPERATING REVENUES (2)
  United States                             $939    $665     $1,812    $1,262
  International                              167     136        319       264
                                          -----------------------------------
    Worldwide                             $1,106    $801     $2,131    $1,526
=============================================================================
(1) Includes equity in affiliates.
(2) Millions of dollars. Includes sales to other Chevron companies. 1994 amounts restated to conform with 1995 presentation.
    ----------------
    MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet

WORLDWIDE EXPLORATION AND PRODUCTION earned $344 million in the second quarter of 1995 compared with $286 million in the corresponding 1994 period. Earnings of $666 million in the first six months of 1995 were 28 percent higher than the $521 million earned in the 1994 first half. U.S. EXPLORATION AND PRODUCTION net quarterly earnings of $150 million were about flat with the $152 million earned in the 1994 second quarter. Six-month 1995 earnings were $300 million compared with $276 million earned in the 1994 six months. A special charge related to settlement of a regulatory issue reduced 1994 six month earnings by $15 million.

Higher average crude oil realizations were offset by lower natural gas prices and lower production volumes of crude oil and natural gas. Operating and exploration expenses were lower; depreciation expense declined in line with the lower production volumes.

Average crude oil realizations for the second quarter were $16.41 per barrel, up 14 percent from $14.34 in the 1994 second quarter. The company's average natural gas price in this year's second quarter declined 15 percent to $1.52 per thousand cubic feet from $1.79 in the prior year second quarter. On a year-to-date basis, crude oil realizations were up 22 percent to $15.76 per barrel, but natural gas prices were off 24 percent to $1.48 per thousand cubic feet. On an equivalent barrel basis, natural gas accounts for almost half of the company's U.S. production.

Net liquids production declined to 352,000 barrels per day in the second quarter and to 354,000 barrels per day for the first six months, a 5 percent decline from the prior year comparable periods; net natural gas production of
1.9 billion cubic feet per day in both 1995 periods decreased from 2.1 billion cubic feet per day in the prior year periods. The decline in production volumes was largely the result of normal field declines, partially offset by new field production.

INTERNATIONAL EXPLORATION AND PRODUCTION net earnings for the 1995 second quarter were $194 million, up 45 percent from $134 million in last year's second quarter. Earnings of $366 million in the first six months of 1995 were 49 percent higher than the $245 million earned in the 1994 first half. Higher crude oil prices and higher production volumes combined for the earnings increases. Earnings in 1995 included special charges of $3 million in the second quarter and $10 million year-to-date for employee severance provisions in connection with work force reduction programs.

Net liquids production increased 5 percent to 644,000 barrels per day, quarter-to-quarter, and averaged 646,000 barrels per day in the 1995 first half. The increase was primarily due to new fields coming on stream in Angola. Net natural gas production in the second quarter was up 7 percent to 556 million cubic feet per day, and averaged 574 million cubic feet for the first six months.

Foreign exchange gains were $3 million in the 1995 second quarter, offsetting a $3 million loss in 1995's first quarter. In 1994, foreign exchange losses were $5 million and $1 million in the second quarter and six months, respectively.

WORLDWIDE REFINING AND MARKETING operations reported earnings of $144 million in the 1995 second quarter compared with a loss of $15 million in last year's second quarter. The 1995 first half earnings were $198 million compared with $146 million in the corresponding 1994 period. U.S. refining and marketing net earnings were $108 million in the second quarter, compared with a loss of $42 million in the 1994 second quarter, and were a dramatic turnaround from the $102 million loss incurred in this year's first quarter.

Six month earnings for 1995 were $6 million compared with $56 million in the 1994 six months. The six month results included special charges for environmental remediation provisions of $10 million in 1995 and $26 million in 1994.

Sales margins improved in the second quarter on better refinery operations and higher product sales prices. Last year's second quarter, as well as the first quarter of 1995, suffered from extensive refinery downtime and operating problems, coupled with the failure of product prices to keep pace with the increasing crude oil costs during those periods. Second quarter 1994 results also included a special charge of $5 million for environmental remediation programs.

Refined product sales volumes declined 18 percent from last year's second quarter to 1.1 million barrels per day, reflecting the sale of the company's Port Arthur, Texas and Philadelphia refineries. Most of the volume decline occurred in unbranded bulk sales. Branded gasoline sales through the company's marketing system increased slightly.

INTERNATIONAL REFINING AND MARKETING net second quarter earnings were $36 million, compared with $27 million in the second quarter of 1994. Results in both periods reflected low sales margins. Also, in the 1995 period the company's U.K. refinery was shut down for extended maintenance, which adversely affected earnings and sales volumes. Favorable foreign exchange fluctuations, primarily related to the company's Caltex affiliate, and improved shipping and trading operations more than offset the decreased U.K. results.

Six month earnings for 1995 were $192 million compared with $90 million in the 1994 six months. However, the 1995 results benefited a net $80 million from special items, principally a gain related to the sale of land by a Caltex affiliate in Japan.

Total international sales volumes in the second quarter increased 6 percent to 944,000 barrels per day due to higher Caltex sales and increased volumes from the company's trading activities, which more than offset the lower U.K. volumes. For the first six months of 1995, sales volumes averaged 964,000 barrels per day.

The 1995 second quarter and six month results included foreign exchange gains of $5 million and $26 million, respectively, whereas the prior-year periods had foreign exchange losses of $9 million and $8 million.

CHEMICALS earned a record $175 million in the quarter, more than triple last year's second quarter net earnings of $49 million. Six month earnings were
$338 million compared with $75 million in last year's six months.   The
company has experienced dramatic improvements in both its olefins and aromatics divisions due to continued strong industry demand, which has resulted in strong prices and volumes. Olefins operations have particularly benefited from strong ethylene demand, where prices nearly doubled from last year's second quarter. Aromatics earnings reflected strong demand and prices for styrene.

COAL AND OTHER MINERALS net earnings fell to $2 million from $12 million in the 1994 second quarter and to $14 million in the 1995 six months from $27 million in the prior year period. Earnings declined on lower average sales prices and volumes. Increased competition from lower priced natural gas reduced demand. Prices were also affected by contractual terms with a large utility customer. Operating expenses increased because of the periodic move of a continuous longwall mining machine. A special charge of $1 million for employee severance costs was recorded in the 1995 second quarter.

CORPORATE AND OTHER includes interest expense, interest income on cash and marketable securities, corporate cost centers and real estate and insurance operations. These activities incurred net charges of $58 million, compared with charges of $75 million in the 1994 second quarter. Year-to-date charges were $150 million in 1995 compared with $124 million in 1994. Lower corporate expenses and favorable consolidating income tax adjustments more than offset increased interest expense and lower real estate earnings in the 1995 second quarter. For the 1995 year-to-date, higher interest expense was the primary reason corporate and other charges increased. Higher average interest rates and higher average debt levels caused interest expense to increase.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents totaled $824 million at June 30, 1995, a $411 million increase from year-end 1994. Cash from operations and proceeds from asset sales were used to fund the company's capital expenditures and dividend payments to stockholders.

In July, the company increased its quarterly dividend of 46.25 cents a share on its common stock by 3.75 cents a share, or 8 percent, to 50 cents a share. This dividend increase brings Chevron's annual dividend rate to $2.00 a share.

The company's debt and capital lease obligations totaled $8.222 billion at June 30, 1995, up a net $80 million from $8.142 billion at year-end 1994. The increase is primarily due to $418 million of new long-term obligations, largely the sale and capital lease back of four of the company's ocean-going vessels, partially offset by the repayment of approximately $261 million of short-term commercial paper debt. The company also retired, in January 1995, $50 million of 6.51 percent debt related to the Employee Stock Ownership Plan.

Although the company benefits from lower interest rates on short-term debt, the large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels and was .87 at June 30, 1995. The company's short-term debt, consisting of commercial paper and current portion of long-term debt, totaled $5.571 billion at June 30, 1995. This amount includes $1.8 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 35.0 percent at June 30, 1995, down slightly from 35.8 percent at year-end 1994. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In order to help manage Chevron's exposure to interest rate fluctuations, the company has entered into various interest rate swaps on both its long- and short-term debt. At June 30, the notional principal amount of these financial instruments totaled approximately $1.225 billion, including a $350 million swap entered into in June 1995. Under the terms of the agreements, Chevron has agreed to swap $1.05 billion of floating rate debt for fixed rates and approximately $175 million of fixed rate debt for a floating rate.

Worldwide capital and exploratory expenditures for the first half of 1995, including the company's share of affiliates' expenditures, totaled $2.147 billion, up slightly from $2.132 billion spent in the 1994 first half. Total expenditures for exploration and production activities were about 60 percent of total outlays in the 1995 period compared with 58 percent in 1994. Expenditures outside the United States were about 60 percent of total outlays in both 1995 and 1994.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CITIES SERVICE TENDER OFFER CASES -

The description contained in Part I, Item 3, Paragraph A of the company's Annual Report on Form 10-K for the year ended December 31, 1994 is hereby amended as follows:

The court has established a cut-off date of November 1, 1995 for discovery in the case. Jury selection for the first trial is scheduled to begin March 31, 1996, with trial to commence thereafter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of stockholders at the Annual Meeting on May 2, 1995 and by proxy.

Voters elected 10 incumbent directors for one year terms. S. Bruce Smart Jr., a director since 1988, reached the mandatory retirement age for non-employee directors and did not stand for re-election at the Annual Meeting. Mr. Smart's retirement reduced the number of Board members to ten. The vote tabulation for individual directors was:

                                     SHARES              SHARES
               DIRECTORS              FOR               WITHHELD
               --------------------------------------------------
               S.H. Armacost       527,407,391          7,429,795
               J.D. Bonney         528,718,358          6,118,827
               K.T. Derr           527,941,208          6,895,981
               S. Ginn             529,591,346          5,245,782
               C.A. Hills          528,846,292          5,990,837
               C.M. Pigott         529,624,373          5,212,813
               C. Rice             527,852,264          6,983,951
               J.N. Sullivan       528,558,170          6,279,016
               G.H. Weyerhaeuser   529,257,429          5,579,699
               J.A. Young          529,390,685          5,446,501

Voters also approved the appointment of Price Waterhouse LLP as the company's independent accountants by a vote of 528,229,789 (99.2 percent) for and 4,020,142 (.8 percent) against. There were also 2,586,873 abstentions.

A proposal presented by the Board of Directors to permit the company to merge its two existing broad-based employee profit-sharing plans was approved by a vote of 445,780,785 (96.0 percent) for and 18,455,408 (4.0 percent) against. There were also 4,824,453 abstentions and 65,776,158 broker non-votes.

Voters rejected two stockholder proposals. One proposal to compensate directors solely in the form of common stock was rejected with a vote of 421,320,849 (91.6 percent) against and 38,578,975 (8.4 percent) for. There were also 9,162,264 abstentions and 65,774,716 broker non-votes.

A second proposal asking Chevron to adopt a policy to make publicly available certain environmental and safety information for each of its facilities was defeated with a vote of 418,110,796 (94.4 percent) against and 24,575,386 (5.6 percent) for. There were also 26,377,345 abstentions and 65,773,277 broker non-votes.

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




Date     August 11, 1995                    /s/ DONALD G. HENDERSON
      ----------------------               ----------------------------
                                                Donald G. Henderson,
                                           Vice-President & Comptroller
                                           (Principal Accounting Office
                                           and Duly Authorized Officer)