Form 10-Q
period 1995-09-30
CHEVRON CORP
filed 1995-11-13
CIK 93410

==============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1995
                                            ------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 1-368-2
                                              -------

                             CHEVRON CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                     94-0890210
-------------------------------                -----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)





225 Bush Street, San Francisco, California                   94104
------------------------------------------                -----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                 Outstanding as of September 30, 1995
    -----------------------------    --------------------------------------
    Common stock, $1.50 par value                 652,234,000



==============================================================================

                                       Index

                                                                     Page No.
                                                                     --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Income for the three months
             and nine months ended September 30, 1995 and 1994             2

           Consolidated Balance Sheet at September 30, 1995 and
             December 31, 1994                                             3

           Consolidated Statement of Cash Flows for the nine months
             ended September 30, 1995 and 1994                             4

           Notes to Consolidated Financial Statements                    5-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10-16


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              17

  Item 6.  Listing of Exhibits and Reports on Form 8-K                    17

  Signature                                                               17

                          PART I. FINANCIAL INFORMATION


                       CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF INCOME


                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                    ------------------     -----------------
Millions of Dollars,
 Except Per Share Amounts              1995       1994        1995      1994
----------------------------------------------------------------------------
REVENUES
Sales and other
 operating revenues*                $ 9,171    $ 9,396     $27,388   $26,203
Equity in net income of
 affiliated companies                    70        102         415       286
Other income                             73         11         122       108
                                    ----------------------------------------
   TOTAL REVENUES                     9,314      9,509      27,925    26,597
                                    ----------------------------------------

COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products      4,436      4,676      13,570    12,560
Operating expenses                    1,655      1,937       4,366     5,037
Exploration expenses                     92         91         234       269
Selling, general and
 administrative expenses                344         (9)        987       624
Depreciation, depletion
 and amortization                       560        626       1,702     1,833
Taxes other than on income*           1,475      1,405       4,265     4,153
Interest and debt expense                93         93         307       249
                                    ----------------------------------------
   TOTAL COSTS AND OTHER DEDUCTIONS   8,655      8,819      25,431    24,725
                                    ----------------------------------------

INCOME BEFORE INCOME TAX EXPENSE        659        690       2,494     1,872
INCOME TAX EXPENSE                      377        265       1,146       802
                                    ----------------------------------------
NET INCOME                          $   282    $   425     $ 1,348   $ 1,070
                                    ----------------------------------------
PER SHARE OF COMMON STOCK:
  NET INCOME                        $   .44    $   .65     $  2.07   $  1.64
  DIVIDENDS                         $   .50    $   .4625   $  1.425  $  1.3875

Weighted Average Number of
 Shares Outstanding (000s)          652,156    651,667     652,023   651,656

*   Includes consumer excise taxes. $ 1,290    $ 1,220      $3,702   $ 3,578


    See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                               SEPTEMBER 30,     DECEMBER 31,
Millions of Dollars                                     1995             1994
-----------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                            $   783          $   413
Marketable securities                                    534              893
Accounts and notes receivable                          3,790            3,923
Inventories:
  Crude oil and petroleum products                       797            1,036
  Chemicals                                              482              391
  Materials and supplies                                 254              263
  Other merchandise                                       18               20
                                                     ------------------------
                                                       1,551            1,710
Prepaid expenses and other current assets                929              652
                                                     ------------------------
    TOTAL CURRENT ASSETS                               7,587            7,591
Long-term receivables                                    145              138
Investments and advances                               4,138            3,991

Properties, plant and equipment, at cost              48,088           46,810
Less: accumulated depreciation, depletion
  and amortization                                    25,629           24,637
                                                     ------------------------
                                                      22,459           22,173
Deferred charges and other assets                        519              514
                                                     ------------------------
      TOTAL ASSETS                                   $34,848          $34,407
                                                     ------------------------
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                      $ 3,758          $ 4,014
Accounts payable                                       2,695            2,990
Accrued liabilities                                    1,133            1,274
Federal and other taxes on income                        634              624
Other taxes payable                                      578              490
                                                     ------------------------
    TOTAL CURRENT LIABILITIES                          8,798            9,392

Long-term debt and capital lease obligations           4,472            4,128
Deferred credits and other non-current obligations     1,993            2,043
Non-current deferred income taxes                      2,878            2,674
Reserves for employee benefit plans                    1,576            1,574
                                                     ------------------------
    TOTAL LIABILITIES                                 19,717           19,811
                                                     ------------------------

Preferred stock (authorized 100,000,000
  shares, $1.00 par value, none issued)                    -                -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)          1,069            1,069
Capital in excess of par value                         1,862            1,858
Deferred compensation - Employee Stock
  Ownership Plan (ESOP)                                 (850)            (900)
Currency translation adjustment and other                209              175
Retained earnings                                     14,891           14,457
Treasury stock, at cost (shares 60,253,068
  and 60,736,435 at September 30, 1995 and
    December 31, 1994, respectively)                  (2,050)          (2,063)
                                                     ------------------------
    TOTAL STOCKHOLDERS' EQUITY                        15,131           14,596
                                                     ------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $34,848          $34,407
                                                     ------------------------


    See accompanying notes to consolidated financial statements.

                  CHEVRON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            Nine Months Ended
                                                                September 30,
                                                      -----------------------
Millions of Dollars                                      1995            1994
-----------------------------------------------------------------------------
Operating Activities
  Net income                                           $1,348          $1,070
  Adjustments
    Depreciation, depletion and amortization            1,702           1,833
    Dry hole expense related to prior years'
      expenditures                                         10              43
    Distributions less than equity in affiliates'
      income                                             (121)            (26)
    Net before-tax losses (gains) on asset
      retirements and sales                               146              (3)
    Net currency translation losses                        53              38
    Deferred income tax provision                         197             148
    Net increase in operating working capital            (404)         (1,820)
    Other                                                (200)            317
                                                      -----------------------
      Net Cash Provided by Operating Activities         2,731           1,600
                                                      -----------------------
Investing Activities
  Capital expenditures                                 (2,428)         (2,109)
  Proceeds from asset sales                               515             324
  Net sales (purchases) of marketable securities          388             (13)
                                                      -----------------------
      Net Cash Used for Investing Activities           (1,525)         (1,798)
                                                      -----------------------
Financing Activities
  Net (payments) borrowings of short-term obligations    (277)            932
  Proceeds from issuance of long-term debt                470             352
  Repayments of long-term debt and other
    financing obligations                                 (88)           (542)
  Cash dividends paid                                    (929)           (904)
  Purchases of treasury shares                             (4)             (5)
                                                      -----------------------
      Net Cash Used for Financing Activities             (828)           (167)
                                                      -----------------------
Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                       (8)             (4)
                                                      -----------------------
Net Change in Cash and Cash Equivalents                   370            (369)
Cash and Cash Equivalents at January 1                    413           1,644
                                                      -----------------------
Cash and Cash Equivalents at September 30              $  783          $1,275
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

The results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of future financial results.

NOTE 2. NET INCOME

Third quarter 1995 net income included $222 million in net special charges, largely comprised of a $168 million provision for the write-down of the company's real estate development properties, which the company is exiting. Other charges included $39 million for environmental remediation provisions for certain U.S. facilities, $22 million for prior year tax adjustments resulting primarily from a statutory tax rate increase in Australia, and $20 million for restructuring provisions for various operations, including those of the company's Caltex affiliate. Partially offsetting these charges was a $27 million benefit from a refund of federal offshore lease costs.

Special items decreased net income by $163 million for the nine-month period ended September 30, 1995. In addition to the $222 million recorded in the 1995 third quarter, the company recorded charges of $10 million for environmental remediation provisions associated with U.S. marketing properties formerly held by the company, $11 million for restructuring provisions and a net gain of $80 million, primarily related to the sale of land by a Caltex affiliate.

Net income in third quarter 1994 benefited from $18 million in special items. Included in these special items was a benefit of $301 million from the reversal of tax and related interest reserves resulting from the company's global settlement with the Internal Revenue Service (IRS) for various issues relating to the years 1979 through 1987. Partially offsetting this benefit was a special charge of $267 million for environmental remediation provisions and expenses, primarily related to the estimated future clean-up requirements at the company's service stations and product terminals, and a $16 million litigation provision.

Special items reduced net income by $23 million for the nine-month period ended September 30, 1994. Offsetting the aforementioned $18 million benefit recorded in third quarter 1994 were additional charges of $26 million for environmental assessment and cleanup liabilities and a $15 million charge for a reserve adjustment related to the resolution of certain regulatory issues with the Minerals Management Service.

Foreign exchange losses included in third quarter 1995 net income were $26 million, compared with losses of $30 million in third quarter 1994. For the first nine months of 1995, net income included foreign exchange losses of $20 million, compared with losses of $51 million in the same period of 1994.

NOTE 3. INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

The "Net increase in operating working capital" is composed of the following:

                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -------------------
Millions of Dollars                                         1995        1994
----------------------------------------------------------------------------
Decrease (increase) in accounts and notes receivable     $   137     $  (245)
(Increase) decrease in inventories                          (115)         54
Increase in prepaid expenses and other current assets       (242)       (221)
Decrease in accounts payable and accrued liabilities        (302)     (1,187)
Increase (decrease) in income and other taxes payable        118        (221)
----------------------------------------------------------------------------
    Net increase in operating working capital            $  (404)    $(1,820)
============================================================================

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -------------------
Millions of Dollars                                         1995        1994
----------------------------------------------------------------------------
Interest paid on debt (net of capitalized interest)      $   273     $   242
Income taxes paid                                        $   918     $   926
============================================================================

The "Net sales (purchases) of marketable securities" consists of the following gross amounts:

                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -------------------
Millions of Dollars                                         1995        1994
----------------------------------------------------------------------------
Marketable securities purchased                          $(1,680)    $(1,021)
Marketable securities sold                                 2,068       1,008
----------------------------------------------------------------------------
    Net sales (purchases) of marketable securities       $   388     $   (13)
============================================================================

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

NOTE 4.  SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC.

Chevron U.S.A. Inc. is Chevron Corporation's principal operating company, consisting primarily of the company's United States integrated petroleum operations (excluding most of the domestic pipeline operations). These operations are conducted by three divisions: Chevron U.S.A. Production Company, Chevron U.S.A. Products Company and Warren Petroleum Company. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented on the next page.

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                    -------------------   -------------------
Millions of Dollars                    1995       1994        1995       1994
-----------------------------------------------------------------------------
Sales and other operating revenues   $6,141     $6,908     $18,384    $19,366
Costs and other deductions            5,994      6,866      18,099     19,069
Net income                              134        123         292        359
=============================================================================

                                         SEPTEMBER 30,           December 31,
Millions of Dollars                               1995                   1994
-----------------------------------------------------------------------------
Current assets                                 $ 3,256                $ 3,341
Other assets                                    14,313                 14,136

Current liabilities                              5,585                  6,347
Other liabilities                                5,519                  5,599

Net worth                                        6,465                  5,531
=============================================================================

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

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------      -----------------
Millions of Dollars                    1995       1994        1995       1994
-----------------------------------------------------------------------------
Sales and other operating revenues     $121       $116        $344       $340
Costs and other deductions              120        136         361        394
Net income (loss)                         -        (19)        (25)       (41)
=============================================================================

                                         September 30,           December 31,
Millions of Dollars                               1995                   1994
-----------------------------------------------------------------------------
Current assets                                  $   93                 $   75
Other assets                                     1,091                    851

Current liabilities                                458                    404
Other liabilities                                  436                    208

Net worth                                          290                    314
=============================================================================

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at September 30, 1995.

NOTE 6. SUMMARIZED FINANCIAL DATA - CALTEX GROUP OF COMPANIES

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------     ------------------
Millions of Dollars                    1995       1994        1995       1994
-----------------------------------------------------------------------------
Sales and other operating revenues   $3,280     $3,822     $11,153    $10,638
Operating income                        212        215         707        642
Net income                               87        151         667        448
=============================================================================

In the first quarter of 1995, Caltex recorded a net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex affiliate in Japan required for a public project. The proceeds included compensation that will be used to remove and relocate or replace existing assets affected by the sale.

NOTE 7.  INCOME TAXES

The effective income tax rate for third quarter 1995 increased to 57.2% from 38.4% for the comparable period in 1994. The low effective tax rate for third quarter 1994 was caused by a favorable prior year tax adjustment that resulted from a settlement of certain open tax years with the IRS. Absent the effect of this prior year tax adjustment, earnings in both quarters were generated primarily from the company's higher taxed foreign operations. This was largely the result of special items that reduced earnings from U.S. operations in both periods. These special items reduced before-tax earnings in the U.S. by $285 million and $435 million in the third quarter of 1995 and 1994, respectively. The effective income tax rate for the first nine months of 1995 increased to 46.0% from 42.8% for the comparable 1994 period for these same reasons

NOTE 8.  CONTINGENT LIABILITIES

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

OXY U.S.A. has brought a lawsuit in its capacity as successor in interest to Cities Services Company, which involves claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation (which was acquired by Chevron in 1984).
OXY also asserts that the company improperly interfered with a proposed settlement of claims brought against OXY by the Department of Energy. A trial with respect to the first set of claims is expected to occur next year.

OTHER CONTINGENCIES -

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1976 and 1987, respectively. For federal income tax purposes, all issues other than the allocation of state income taxes and the creditability of taxes paid to the Government of Indonesia have been resolved through 1987. A Tax Court decision earlier this year confirmed the validity of tax regulations for allocating state income taxes. The company is currently working with the Internal Revenue Service to agree on a methodology that could apply to all years.

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

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purports to be for the period April 1980 through April 1990. The DOE claimed the company overrecouped under the regulations by $125 million during the period in question but is currently requesting that the DOE's Office of Hearings and Appeals (OHA) amend the amount to $167 million. If the amendment is granted, the total claim, including interest through September 1995, amounts to $432 million. The company asserts that in fact it incurred a loss through participation in the DOE program. Evidentiary hearings on the no benefit argument began in mid-December 1994 and were concluded in March 1995. Oral arguments were held in August 1995 and the company is awaiting a decision by the OHA.

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

Areas in which the company has significant operations include the United States, Australia, United Kingdom, Canada, Nigeria, Angola, Congo, Papua New Guinea, China, Indonesia and Zaire. The company's Caltex affiliates have significant operations in Indonesia, Japan, Korea, Australia, the Philippines, Thailand and South Africa. The company's Tengizchevroil affiliate operates in Kazakstan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994
         AND FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE MONTHS 1994



OVERVIEW AND OUTLOOK
--------------------

Net income for the third quarter of 1995 was $282 million ($.44 per share), down 34 percent from the $425 million ($.65 per share) reported for the third quarter of 1994. Excluding special items in both periods, 1995 third quarter results were $504 million, a 24 percent increase from adjusted earnings of $407 million in the prior year quarter.

Special charges in the 1995 third quarter totaled $222 million and included a $168 million provision related to the company's decision to dispose of its real estate development properties, environmental remediation provisions of $39 million, prior year tax adjustments of $22 million and restructuring provisions totaling $20 million. These charges were partially offset by a gain of $27 million resulting from a refund of federal offshore lease costs. Third quarter 1994 earnings included a $301 million benefit from a settlement with the Internal Revenue Service for open tax years 1979 through 1987; however, substantially offsetting this favorable adjustment were environmental remediation provisions, principally in U.S. downstream operations, and other charges totaling $283 million.

Net income for the 1995 first nine months was $1.348 billion, or $2.07 per share, including special charges totaling $163 million; net income for the comparable prior year period was $1.070 billion, or $1.64 per share, and included $23 million of special charges. Adjusted for special items, earnings for the first nine months of 1995 were $1.511 billion, up 38 percent from $1.093 billion for the 1994 nine months.

The company's operating earnings increased nearly $100 million in the 1995 third quarter, despite flat crude oil and lower natural gas prices, compared with the third quarter of last year. The increase reflected ongoing strength in the chemicals and international upstream businesses and the company's continued emphasis on reducing costs.

Chevron's average crude oil realizations were about $1.50 per barrel lower in the 1995 third quarter than in the preceding second quarter, and prices have drifted further downward into the fourth quarter. The company's average price for West Texas Intermediate, a benchmark crude, was $17.19 per barrel in September and $16.37 in October. Natural gas prices have been increasing since their low in July, albeit slowly, and still are well below year ago levels. U.S. natural gas inventory levels are lower than normal, and with winter approaching, natural gas prices may continue to strengthen.

Chemicals product prices peaked in the second quarter. Average prices for the company's major petrochemical products were somewhat lower in the third quarter than in the second quarter, but continue to be strong.

The company's Richmond, California, refinery will be shut down for about six weeks during the fourth quarter for modifications necessary to produce California-mandated reformulated gasolines required by early next year as well as for major maintenance. The shutdown will entail significant direct costs as well as require the purchase of refined products from third-party sources to supply the company's marketing system. As a result, fourth quarter operating results for U.S. downstream are expected to be significantly lower than what otherwise may have been expected.

Total revenues in the third quarter were $9.3 billion, down 2 percent from $9.5 billion in the year earlier quarter, due to lower refined product sales volumes and lower natural gas prices. Total revenues for the first nine months of 1995 were $27.9 billion, a 5 percent increase from $26.6 billion reported for the 1994 nine month period. The year to date increase was due to higher average prices for refined products and crude oil and higher chemical prices and volumes, partially offset by lower refined product sales volumes and lower natural gas prices.

The company continued to benefit from cost reduction programs as total ongoing operating and administrative expenses were down nearly $500 million for the first nine months. About half of the decrease was due to the absence of expenses associated with two refineries sold by the company. The Philadelphia refinery was sold in August 1994 and the Port Arthur, Texas, refinery was sold in February 1995. The refinery sales also account for the lower refined products sales volumes.

Taxes on income for the third quarter and first nine months of 1995 were $377 million and $1.146 billion, respectively, compared with $265 million and $802 million for the comparable 1994 periods. The effective income tax rate for the third quarter of 1995 increased to 57.2 percent from 38.4 percent in the 1994 third quarter, and was 46.0 percent for the 1995 year to date period compared with 42.8 in the first nine months of 1994. In both quarters, most of the company's earnings were generated in higher taxed jurisdictions, but in the 1994 quarter, this was more than offset by the effect of a favorable IRS settlement. The third quarter settlement also accounts for the lower 1994 nine month effective rate.

Included in third quarter net income were foreign exchange losses of $26 million in 1995 and $30 million in 1994. For the first nine months, foreign exchange losses were $20 million in 1995 and $51 million in 1994.


CURRENT DEVELOPMENTS
--------------------

In March 1995 the Financial Accounting Standards Board issued a new accounting standard, FAS 121 - "Accounting For Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." The standard must be adopted by the first quarter of 1996. Chevron is currently gathering and evaluating data in preparation for implementing the new standard, but has made no decision whether the standard will be adopted in the fourth quarter of 1995 or the first quarter of 1996. The adoption of the standard is expected to result in a significant charge to income.

In March Chevron announced the possible sale of its real estate development properties, located in California, assuming satisfactory prices and terms could be obtained. Bids for a significant portion of the real estate properties were received and evaluated in the third quarter and, as a result, Chevron entered into exclusive negotiations with one of the bidding groups for the sale of these real estate properties. As a result of the company's decision to exit this business, a provision for estimated losses of $168 million was recorded in the third quarter. The withdrawal is consistent with Chevron's strategy to focus more on its core oil, gas and chemicals businesses.

The lack of adequate export capabilities continues to constrain production levels at Tengizchevroil (TCO), the company's joint venture with Kazakstan to develop the Tengiz oil field. Third quarter 1995 joint venture production averaged 50,000 barrels per day, significantly below its production capacity. For the fourth quarter, the company expects TCO will continue to produce and sell into world markets at this level or higher. Chevron's cash investment in the Tengiz project at September 30, 1995 was $715 million. Chevron remains committed to realizing the full potential of the project and the partners continue to explore political and commercial solutions to the export situation.

Chevron owns approximately 25 percent of the Point Arguello project, offshore California, and operates two offshore platforms (Hermosa and Hidalgo), the onshore Gaviota oil and gas plant and the interconnecting pipelines. Chevron's net working interest production of crude oil and natural gas liquids from the project averaged about 11,000 barrels per day for the first nine months of 1995, down from 15,000 barrels per day for the same period in 1994. Additionally, the percentage of water produced approximately doubled between periods. Chevron and its partners are reviewing options to address these issues.

In early October, Hurricane Opal forced the precautionary shut-in of a significant amount of the company's oil and gas production in the Gulf of Mexico as well as the temporary shutdown of the company's Pascagoula, Mississippi refinery. None of the company's facilities suffered serious damage and most were brought back on line within a few days. However, flooding and minor repairs delayed the resumption of production from some wells for two to three weeks. Also, the company performed routine maintenance at the refinery while it was down.

The company continues significant exploration and development activities in the Gulf of Mexico. These include development of the Green Canyon 205 deep water project where preliminary engineering has begun, and continued drilling of prospects in the company's leaseholdings in the Norphlet gas trend.

The company announced plans for engineering and other preliminary work that could lead to an expansion and modernization of its ethylene production facilities at Port Arthur, Texas. The $300 million project would increase annual ethylene production capacity at the plant from 1.0 billion pounds to
1.7 billion pounds by 1998. The company has also begun engineering work for a lubricating oil and fuel additives plant in Singapore. If the company decides to proceed with the $100 million project, start-up of the new facility would be targeted for 1998 and would improve the company's competitive position in the fast growing Asia-Pacific region.

The company also announced it will curtail production at its Richmond, California agricultural chemicals plant at the end of 1996. Also, the company is negotiating the sale of its fertilizer production facilities in St. Helens, Oregon. The curtailment and sale are part of the company's withdrawal from the agricultural chemicals and fertilizer operations begun several years ago. Neither of the events will have a material financial effect.


REVIEW OF OPERATIONS
--------------------

The following tables detail the company's after-tax earnings by major operating area and selected operating data.



                     EARNINGS BY MAJOR OPERATING AREA

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------     ------------------
Millions of Dollars                    1995       1994        1995       1994
-----------------------------------------------------------------------------
Exploration and Production
  United States                       $ 131      $  63      $  431     $  339
  International                         140        131         506        376
-----------------------------------------------------------------------------
    Total Exploration and Production    271        194         937        715
-----------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                          98       (110)        104        (54)
  International                          53         55         245        145
-----------------------------------------------------------------------------
    Total Refining, Marketing
      and Transportation                151        (55)        349         91
-----------------------------------------------------------------------------
    Total Petroleum Operations          422        139       1,286        806
Chemicals                               127         68         465        143
Coal and Other Minerals                  10          6          24         33
Corporate and Other*                   (277)       212        (427)        88
-----------------------------------------------------------------------------
    NET INCOME                        $ 282      $ 425      $1,348     $1,070
=============================================================================
*"Corporate and Other" includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance activities.

                             SELECTED OPERATING DATA

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------     ------------------
                                       1995       1994        1995       1994
-----------------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
  Net Crude Oil and Natural
   Gas Liquids Production (MBPD)        346        371         351        372
  Net Natural Gas Production (MMCFPD) 1,816      2,038       1,893      2,124
  Sales of Natural Gas Liquids (MBPD)   202        217         214        204
  Revenue from Net Production
     Crude Oil ($/Bbl.)              $14.91     $15.03      $15.48     $13.64
     Natural Gas ($/MCF)             $ 1.40     $ 1.62      $ 1.46     $ 1.85

INTERNATIONAL EXPLORATION AND PRODUCTION(1)
  Net Crude Oil and Natural
   Gas Liquids Production (MBPD)        644        640         646        619
  Net Natural Gas Production (MMCFPD)   539        573         562        541
  Revenue from Liftings
     Liquids ($/Bbl.)                $15.37     $15.89      $16.16     $14.66
     Natural Gas ($/MCF)             $ 1.73     $ 1.78      $ 1.73     $ 1.89

U.S. REFINING AND MARKETING
  Sales of Gasoline (MBPD)              576        611         560        627
  Sales of Other
   Refined Products (MBPD)              599        738         567        707
  Refinery Input (MBPD)                 968      1,265         958      1,219
  Average Refined Product
   Sales Price ($/Bbl.)              $26.09     $25.44      $26.21     $24.05

INTERNATIONAL REFINING AND MARKETING(1)
  Sales of Refined Products (MBPD)      894        930         940        922
  Refinery Input (MBPD)                 595        603         587        622

CHEMICAL SALES AND OTHER OPERATING REVENUES(2)
  United States                      $  821     $  763      $2,633     $2,026
  International                         155        150         473        413
                                    -----------------------------------------
     WORLDWIDE                       $  976     $  913      $3,106     $2,439
=============================================================================
(1) Includes equity in affiliates.
(2) Millions of dollars. Includes Sales to Other Chevron Companies. 1994 amounts restated to conform with 1995 presentation.
--------------
    MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet


WORLDWIDE EXPLORATION AND PRODUCTION earned $271 million in the third quarter of 1995 compared with $194 million in the corresponding 1994 period. Earnings of $937 million in the first nine months of 1995 were 31 percent higher than the $715 million earned in the 1994 nine months.

U.S. EXPLORATION AND PRODUCTION third quarter earnings were $131 million compared with $63 million in the 1994 third quarter. However, current quarter earnings included a net benefit of $19 million from special items, whereas 1994 earnings were reduced $61 million for environmental remediation and litigation provisions. In the 1995 quarter, a $27 million gain resulting from a refund of federal offshore lease costs was partially offset by environmental remediation provisions. Excluding special items in both quarters, 1995 third quarter earnings of $112 million declined from year-ago earnings of $124 million, primarily because of lower production volumes and lower natural gas prices.

The company's average U.S. liquids realization of $14.91 per barrel was little changed from the $15.03 realized in last year's third quarter; however, average natural gas prices of $1.40 per thousand cubic feet in the 1995 third quarter were down 14 percent from $1.62 last year. Net liquids production declined to 346,000 barrels per day from 371,000 and net natural gas production volumes of 1.8 billion cubic feet per day were down 10 percent from
2.0 billion in last year's third quarter. The lower production levels were due to normal field declines and a natural gas field unitization adjustment. Depreciation expense declined in line with lower production; exploration expense also declined due to lower well write-offs.

Earnings for the first nine months of 1995 were $431 million compared with $339 million last year. Special items benefited 1995 earnings $19 million whereas special charges reduced 1994 earnings $76 million. Excluding special items in both periods, 1995 year to date earnings of $412 million were about flat with year-ago adjusted earnings of $415 million. Higher average crude oil prices offset lower natural gas prices and lower production volumes. Crude oil prices improved 14 percent to $15.48 per barrel, but natural gas prices fell 21 percent to $1.46 per thousand cubic feet. Also, depreciation, operating and exploration expenses were all lower in 1995.

INTERNATIONAL EXPLORATION AND PRODUCTION earnings for the third quarter were $140 million, compared with $131 million earned in last year's third quarter. Reported earnings for the first nine months of 1995 and 1994 were $506 million and $376 million, respectively. The 1995 third quarter included special charges of $22 million for prior year tax adjustments, mostly due to a statutory tax rate increase in Australia. The 1995 nine months included $10 million in restructuring charges in addition to the third quarter tax adjustments. There were no special items in the 1994 periods.

Third quarter 1995 earnings benefited from higher crude oil sales volumes, due to the timing of vessel loadings, and a lower effective income tax rate due to the earnings mix among countries. Crude oil and natural gas realizations were down slightly from the prior year quarter. Exploration expenses increased due to higher well write-offs. International net liquids production volumes increased slightly to 644,000 barrels per day from 640,000 in the 1994 third quarter. Net natural gas production volumes declined about 6 percent in the quarter, primarily in Canada, to 539 million cubic feet per day.

Nine months earnings benefited from a 4 percent increase in crude oil and natural gas production and a 10 percent increase in crude oil prices to $16.16 per barrel. Offsetting a portion of these gains was an 8 percent drop in natural gas prices to $1.73 per thousand cubic feet from $1.89. The increase in production was primarily due to new fields coming on stream in Angola.

The 1995 quarter and nine months included foreign exchange losses of $19 million, compared with losses of $14 million and $15 million in last year's third quarter and nine months, respectively.

WORLDWIDE REFINING AND MARKETING operations reported earnings of $151 million in the 1995 third quarter compared with a loss of $55 million for the 1994 third quarter. The 1995 nine months earnings were $349 million, nearly four times the $91 million earned in the corresponding 1994 period.

U.S. REFINING AND MARKETING net earnings were $98 million compared with a loss of $110 million in the year-ago quarter. Earnings for the first nine months of 1995 were $104 million compared with a loss of $54 million in the 1994 nine months. However, when special charges for environmental remediation in all periods are excluded, 1995 and 1994 third quarter adjusted earnings were basically flat at $109 million and $108 million, respectively, and for the first nine months of 1995 were down 34 percent to $125 million from $190 million in 1994.

Refined product sales margins improved in the 1995 third quarter on slightly higher prices. Sales volumes were down 13 percent to 1.2 million barrels per day, as a result of the sales of the company's Philadelphia refinery in August 1994 and Port Arthur, Texas refinery in February 1995, and were down 16 percent for the 1995 nine months. The volume decline occurred in lower margin unbranded bulk sales; branded gasoline sales through the company's marketing system increased 2 percent for the 1995 third quarter and 1 percent year to date. Poor industry refining conditions coupled with refinery downtime for maintenance at the company's refineries resulted in a first quarter loss in 1995 and was the principal factor in the nine month earnings decline.

INTERNATIONAL REFINING AND MARKETING net earnings declined slightly to $53 million from $55 million because of special charges of $15 million in the 1995 third quarter related to restructurings in certain Caltex areas and in the company's United Kingdom operations. Excluding the special charges, earnings increased $13 million as improved third quarter operations in Canada and the United Kingdom more than offset a decline in Caltex earnings, where sales margins continue to be depressed in some of that affiliate's operating areas.

Nine month 1995 earnings increased 69 percent from 1994 levels - $245 million compared with $145 million. Excluding net special gains related to a Caltex property sale earlier in the year and the third quarter restructuring charges, 1995 operating earnings increased 24 percent to $180 million from $145 million in 1994, primarily due to foreign currency fluctuations. A decrease in U.K. earnings, due to an extended refinery turnaround in the second quarter, was offset by improved shipping operations.

Sales volumes decreased about 4 percent to 894,000 barrels per day in the 1995 third quarter but increased 2 percent to 940,000 barrels per day for the first nine months of 1995 compared with 1994 despite the extended refinery maintenance in the U.K. Caltex sales volumes were up 5 percent over the prior year nine months.

Foreign exchange losses were $6 million and $1 million in the 1995 and 1994 third quarters, respectively. For the nine months, foreign exchange gains were $20 million in 1995 compared with a loss of $9 million last year.

CHEMICALS third quarter net earnings increased to $127 million in 1995 from $68 million in the comparable 1994 quarter. Adjusting for special charges in both periods, mostly environmentally related, earnings of $148 million in the 1995 third quarter were more than double the $72 million earned in the third quarter of 1994. Nine month earnings were $465 million compared with $143 million in the comparable 1994 period. Excluding special items, 1995 earnings of $486 million were more than triple the $147 million earned in the 1994 nine months.

The higher 1995 earnings reflect higher product prices and sales volumes compared with the prior year periods, consistent with the improved state of the petrochemicals industry. However, prices for the company's major products began to soften in the third quarter of 1995, and third quarter results declined from the record $175 million earned in the second quarter. Although still much stronger than a year ago, prices have weakened for major products such as styrene and polyethylene.

Foreign exchange gains were $3 million in the third quarter of 1995 compared with a loss of $8 million in the 1994 quarter. For the 1995 and 1994 nine months, foreign exchange losses were $4 million and $13 million, respectively.

COAL AND OTHER MINERALS net earnings were $10 million in the third quarter, up from $6 million in the 1994 quarter and were $24 million in the 1995 nine months, down from $33 million in the prior year period. Year to date earnings declined on lower average sales prices and volumes due to mild weather and increased competition from lower priced natural gas, coupled with higher maintenance costs. Conditions improved somewhat in the 1995 third quarter. Also, the 1994 third quarter included charges related to the company's sale of its interest in the Stillwater platinum and palladium mine. A special charge of $1 million for employee severance costs was recorded in the 1995 nine months. There were no special charges in the 1995 third quarter or 1994 periods.

CORPORATE AND OTHER includes interest expense, interest income on cash and marketable securities, corporate cost centers and real estate and insurance operations. These activities incurred net charges of $277 million in the 1995 third quarter compared with earnings of $212 million in the 1994 quarter. Year to date charges were $427 million in 1995 compared with income of $88 million in the 1994 nine months. Results for all periods were significantly affected by special items. The 1995 quarter and nine months included special charges totaling $172 million, almost all related to the write-down of the company's investment in its real estate development properties. Results in the 1994 periods included the reversal of $301 million of previously established tax and related interest reserves resulting from a global settlement with the Internal Revenue Service covering several open tax years.

Excluding the special items, corporate and other charges were $105 million in the 1995 third quarter and $89 million in the year-ago quarter. Nine months charges were $255 million and $213 million, respectively. The 1995 third quarter increase was due to consolidating income tax adjustments and for the 1995 year to date, the increase was due to higher average interest rates and debt levels with consequently higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $783 million at September 30, 1995, a $370 million increase from year-end 1994. Cash from operations and proceeds from asset sales were used to fund the company's capital expenditures and dividend payments to stockholders.

In July, the company increased its quarterly dividend of 46.25 cents a share on its common stock by 3.75 cents a share, or 8 percent, to 50 cents a share. This was the company's seventh dividend increase in the past eight years and brings Chevron's annualized dividend rate to $2.00 a share.

The company's debt and capital lease obligations totaled $8.230 billion at September 30, 1995, compared with $8.142 billion at year-end 1994. Significant debt transactions included the $282 million sale and capital leaseback of four of the company's ocean-going vessels and new bank loans of $150 million to fund certain projects in certain West African countries, partially offset by the retirement of $50 million of 6.51 percent debt related to the Employee Stock Ownership Plan and a $266 million reduction in commercial paper outstanding.

Although the company benefits from lower interest rates on short-term debt, the large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. The current ratio was .86 at September 30, 1995. The company's short-term debt, consisting of commercial paper and current portion of long-term debt, totaled $5.558 billion at September 30, 1995. This amount includes $1.8 billion that was reclassified as long-term debt on Chevron's balance sheet since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 35.2 percent at September 30, 1995, down slightly from 35.8 percent at year-end 1994. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be a reasonable level and composition of debt.

In order to help manage Chevron's exposure to interest rate fluctuations, the company has entered into various interest rate swaps on both its long- and short-term debt. At September 30, the notional principal amount of these financial instruments totaled approximately $1.225 billion. Under the terms of the agreements, Chevron has agreed to swap $1.05 billion of floating rate debt for fixed rates and approximately $175 million of fixed rate debt for a floating rate.

Worldwide capital and exploratory expenditures for the first nine months of 1995, including the company's share of affiliates' expenditures, totaled $3.292 billion, up slightly from $3.174 billion spent in the 1994 nine months. About 60 percent of the company's total expenditures were for exploration and production activities, and about 60 percent of total outlays were spent outside the United States in both 1995 and 1994.

                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 1995, a consent decree was lodged with the U.S. District Court for the District of New Jersey under which Chevron would pay $125,000 as its share of a $155,000 civil penalty assessed for alleged violation of NESHAP asbestos regulations at Chevron's Perth Amboy facility.

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




                                               CHEVRON CORPORATION
                                      -------------------------------------
                                                   (Registrant)



Date     November 10, 1995                   /s/ DONALD G. HENDERSON
     ------------------------         -------------------------------------
                                                 Donald G. Henderson,
                                             Vice-President & Comptroller
                                         (Principal Accounting Office and
                                             Duly Authorized Officer)