Form 10-K
period 1995-12-31
CHEVRON CORP
filed 1996-03-27
CIK 93410

1995
================================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1995
                                              -----------------
                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                          Commission File Number 1-368-2
                                                 -------
                               CHEVRON CORPORATION
              (Exact name of registrant as specified in its charter)

                                            575 Market Street,
    Delaware             94-0890210     San Francisco, California    94105
----------------  --------------------- ------------------------- -----------
 (State or other     (I.R.S. Employer     (Address of principal   (Zip Code)
 jurisdiction of  Identification Number)    executive offices)
incorporation or
  organization)

Registrant's telephone number, including area code (415) 894-7700
                                                    -------------

                225 Bush Street, San Francisco, California 94104
          --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
            Title of Each Class                       on Which Registered
----------------------------------------------  --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant
                  As of February 29, 1996 - $36,190 million

                  Number of Shares of Common Stock outstanding
                      as of February 29, 1996 - 652,640,311

                      DOCUMENTS INCORPORATED BY REFERENCE
                       (To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement Dated March 22, 1996 (in Part III)

                              TABLE OF CONTENTS
                                                                Page(s)
                                                      --------------------------
Item                                                  Year 1995   March 22, 1996
----                                                  Form 10-K     Proxy Stmt.
                                                      ---------   --------------
                                  PART I

1.  Business .........................................     1              -
      (a) General Development of Business ............     1              -
      (b) Industry Segment and Geographic
          Area Information ...........................     5              -
      (c) Description of Business and Properties .....     6              -
            Capital and Exploratory Expenditures .....     6              -
            Petroleum - Exploration ..................     7              -
            Petroleum - Oil and Natural
            Gas Production ...........................    11              -
              Production Levels ......................    11              -
              Development Activities .................    12              -
            Petroleum - Natural Gas Liquids ..........    16              -
            Petroleum - Reserves and
            Contract Obligations .....................    17              -
            Petroleum - Refining .....................    17              -
            Petroleum - Refined Products Marketing ...    18              -
            Petroleum - Transportation ...............    20              -
            Chemicals ................................    21              -
            Coal and Other Minerals ..................    22              -
            Research and Environmental Protection ....    23              -
2.  Properties .......................................    25              -
3.  Legal Proceedings ................................    25              -
4.  Submission of Matters to
    a Vote of Security Holders .......................    27              -
    Executive Officers of the Registrant .............    27              -

                                  PART II

5.  Market for the Registrant's Common Equity
    and Related Stockholder Matters ..................    29              -
6.  Selected Financial Data ..........................    29              -
7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ....    29              -
8.  Financial Statements .............................    29              -
8.  Supplementary Data - Quarterly Results ...........    29              -
                       - Oil and Gas
                         Producing Activities ........    29              -
9.  Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure ...........    29              -

                                  PART III

10. Directors and Executive
    Officers of the Registrant .......................    29             2-4
11. Executive Compensation ...........................    29            10-13
12. Security Ownership of Certain
    Beneficial Owners and Management .................    29              5
13. Certain Relationships and Related Transactions ...    29              -

                                  PART IV

14. Exhibits, Financial Statement Schedules,
    and Reports on Form 8-K ..........................    30              -

                                  PART I

ITEM 1.   BUSINESS

  (A) GENERAL DEVELOPMENT OF BUSINESS

SUMMARY DESCRIPTION OF CHEVRON
------------------------------
Chevron Corporation(1), a Delaware corporation, provides administrative, financial and management support for, and manages its investments in, U.S. and foreign subsidiaries and affiliates, which engage in fully integrated petroleum operations, chemical operations and coal mining in the United States and approximately 95 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; transporting crude oil, natural gas and petroleum products by pipelines, marine vessels and motor equipment; refining crude oil into finished petroleum products; and marketing crude oil, natural gas and the many products derived from petroleum. Chemical operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984. U.S. integrated petroleum operations are conducted primarily through three divisions of the company's wholly owned Chevron U.S.A. Inc. subsidiary. Exploration and production ("upstream") operations in the United States are carried out through Chevron U.S.A. Production Company. U.S. refining and marketing ("downstream") activities are performed by Chevron Products Company (formerly Chevron U.S.A. Products Company). Warren Petroleum Company engages in all phases of the U.S. natural gas liquids business. In January 1996, the company announced that it had entered into exclusive negotiations to merge certain operations of Chevron U.S.A. Production Company and Warren Petroleum Company with those of NGC Corporation. Additional details of this proposed merger are disclosed on pages 4 and 16 of this Annual Report on Form 10-K.

A list of the company's major subsidiaries is presented on page E-2 of this Annual Report on Form 10-K. As of December 31, 1995, Chevron had 43,019 employees, 76 percent of whom were employed in U.S. operations.

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

CURRENT OPERATING ENVIRONMENT
-----------------------------
Crude oil prices trended upwards throughout most of the first half of 1995 due to concerns of possible U.S. sanctions against certain oil producing countries, low crude oil inventories (caused by U.S. refiners' purchases of crude oil in anticipation of the upcoming driving season) and strong demand in Asia. At OPEC's June meeting,

---------------------
(1) As used in this report, the term "Chevron" and such terms as "the company," "the corporation," "our," "we," and "us" may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or to all of them taken as a whole, but unless the context clearly indicates otherwise, should not be read to include "affiliates" of Chevron (those companies owned approximately 50 percent or less).

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

members agreed to maintain their 24.5 million barrels per day production quota for the remainder of 1995. However, the cartel also signaled its desire to regain market-share from non-OPEC producers in 1996, which the market perceived as a change in OPEC's focus from price support to volume gains. This perception caused crude prices to weaken until late November when unusually cold weather in the northern United States increased demand. The company's average crude oil realizations in the United States for 1995 finished $1.48 per barrel higher than in the previous year.

Continued concerns of high storage levels coupled with a mild winter in most parts of the United States resulted in depressed U.S. natural gas prices for the first half of 1995. Prices began to rebound in late August due to hot summer weather in some key gas-consuming regions in the United States and fears of platform damages during 1995's active hurricane season. Gas prices continued to rise dramatically in November and December as cold weather in the northern United States increased demand for heating fuel. For the month of December, the Henry Hub, Louisiana spot price for natural gas, a common benchmark for natural gas prices, averaged $2.45 per thousand cubic feet (MCF), its highest December level for Gulf Coast gas in more than 10 years. However, this late surge was unable to reverse the effects of low gas prices earlier in the year and the Henry Hub spot price for natural gas averaged $1.69 per MCF in 1995, a decrease of 17 cents from 1994.

The company's average realization from U.S. crude oil production increased to $15.34 per barrel in 1995 from $13.86 in 1994 while average liquids realizations from international liftings, including equity affiliates, increased $1.24 per barrel to $16.10. Average U.S. natural gas realizations from production decreased to $1.51 per MCF in 1995 from $1.77 in 1994.

The following table compares the high, low and average Chevron posted prices for West Texas Intermediate (WTI), an industry benchmark light crude oil, for each of the quarters during 1995 and for the full years of 1995, 1994, and 1993:

      ------------------------------------------------------------------

                        WEST TEXAS INTERMEDIATE CRUDE OIL
                              CHEVRON POSTED PRICES
                               (Dollars per Barrel)

                                1995
                  ------------------------------------
                  1st Q  2nd Q  3rd Q   4th Q     Year     1994     1993
                  -----  -----  -----   -----    -----    -----    -----
      High        18.25  19.50  18.00   18.75    19.50    19.75    20.25
      Low         16.50  16.50  16.00   16.00    16.00    13.00    13.00
      Average     17.36  18.33  16.76   17.16    17.40    16.18    17.68

      ------------------------------------------------------------------

For the first two months of 1996, average natural gas realizations for the company's U.S. operations were $2.23 per MCF. During this period, the company's posted price for WTI ranged from $16.50 per barrel to $19.25, with an average of $17.73. On March 20, 1996 the company's posted price for WTI was $22.00 per barrel.

Chevron's refining and marketing operations in the United States were hampered by extensive refinery downtime and weak industry refinery margins in 1995. Unscheduled downtime and major maintenance turnarounds at the company's three largest refineries required the company to purchase higher cost refined products from third parties to supply the company's marketing system. In addition, the company's Richmond, California, refinery was down for an extended period of time late in the year for upgrades required to produce cleaner-burning gasoline that meets California's stringent emission requirements. By June 1, 1996 gasoline sold at service stations in California must meet this new requirement. The company's average sales price per barrel of refined product was $26.19 per barrel in 1995, an increase of $1.82 per barrel over 1994. However, most of this increase reflected higher crude oil feedstock cost and the added cost of producing federally mandated reformulated gasoline as industry refining margins remained weak throughout much of the year due to ample product availability.

The company's chemical operations reported record earnings for the year as improving worldwide economies continued to spur demand for the company's commodity chemicals through the first half of 1995. However, industry conditions softened during the second half of 1995 as the industry began to strike a balance between supply and demand. The company does not expect that 1996 chemicals results will be as strong as 1995's. Sales and other operating revenues from the company's chemical operations, including sales to other Chevron companies, totaled $3.953 billion, an increase of $591 million over the $3.362 billion recorded in 1994.

CHEVRON STRATEGIC DIRECTION
---------------------------
Since 1992, the company has developed and implemented certain strategies to improve its financial performance and to support Chevron's mission to create superior value for its stockholders, customers and employees. The company periodically reviews and modifies these "strategic intents" to reflect Chevron's current operating environment. The eight "strategic intents" for 1996 are:

- BUILD A COMMITTED TEAM TO ACCOMPLISH THE CORPORATE MISSION. The success of the other seven strategic intents is strongly linked to the level of commitment and dedication that Chevron employees bring to their jobs. In 1995, the company issued a new document to each employee. This document, "The Chevron Way," contains the company's Mission and Vision and other key statements - Committed Team Values, Total Quality Management, Protecting People and the Environment and Vision Metrics - that establish a vision and standard of excellence for each employee. The company has also made efforts to measure employees' attitudes about the company and diagnose areas of employee concerns over the past four years by the use of the Worldwide Employee Survey. As a result, many programs, including leadership training, upward feedback and the process of filling open jobs, have been developed or revamped to address those concerns. In addition, the company has put an increased emphasis on people skills in supervisor positions.

   The company is also fostering employee commitment by sharing its success. In January 1995 the company announced a new program called "Chevron Success Sharing," that provides eligible employees with a cash bonus if the company achieves certain financial goals. The total payout opportunity under the program is 8 percent of the employee's salary. No payout was made in 1995. As an extra enticement to achieve 1994 through 1998 financial targets, the company announced that each eligible employee on the payroll as of January 31, 1996 has been awarded 150 special performance stock options. The grant price was set at $51-7/8 and the options are exercisable, after a six-month holding period, on the business day after the stock price hits $75 or higher for three consecutive days or Chevron ranks number one in total shareholder return versus its five major U.S. competitors for the period 1994 through 1998. If neither criteria is met, the options expire and have no value.

- FOCUS ON REDUCING COSTS ACROSS ALL ACTIVITIES. Operating expenses, adjusted for special items, declined about $300 million in 1995 from 1994. Compared to 1991, the base measurement year established when Chevron undertook an extensive cost-cutting and work force reduction program in early 1992, operating expenses in 1995 have declined about $1.3 billion. Although a portion of the cost reduction is related to divested operations, the company believes the majority is the result of a permanent reduction in the company's ongoing cost structure.

   The company is currently implementing reorganizations that will reduce the costs of two of its operating companies, Chevron Products Company and Chevron Chemical Company, and two of its departments, Human Resources and Finance, by consolidating support functions and regional offices and outsourcing certain job functions. Chevron also sold its office building in Denver in January 1996 as part of the company's efforts to cut costs and reduce surplus office space. A corporatewide "breakthrough" initiative aimed at reducing corporate energy costs has saved approximately $440 million since 1992. An additional $100 million has been saved since 1994 through a breakthrough initiative focusing on reducing goods and services costs by working more efficiently with fewer suppliers. Two other breakthrough initiatives have saved additional millions by creating a uniform project management process that is used to evaluate and administer large capital projects and improving inventory management in order to avoid tying up working capital in excessive inventories.

- CONTINUE EXPLORATION AND PRODUCTION GROWTH IN INTERNATIONAL AREAS. The company continues to believe that its most promising area of financial and operational growth is in its international upstream activities. As a result, the company has focused its exploration and production (E&P) efforts outside the United States. Between 1990 and 1995, total capital and exploratory (C&E) expenditures for E&P activities grew by 19 percent, however during this same time period, international expenditures grew by 68 percent while U.S. expenditures declined by 25 percent. In 1990, international expenditures were less than half (48 percent) of the total C&E expenditures related to E&P activities. By 1995 that number had climbed to 68 percent and is estimated at 65 percent in 1996. As a measure of its success in growing its international upstream business, the company's year end 1995 international net proved reserves of crude oil, natural gas liquids and natural gas have almost doubled since 1990, while international production has increased approximately 36 percent during this same time period.

- GENERATE CASH FROM NORTH AMERICAN UPSTREAM OPERATIONS WHILE MAINTAINING VALUE THROUGH SUSTAINED PRODUCTION LEVELS. For 1995, this strategic intent was to "Generate greater than $800 million a year in cash from U.S. exploration and production." Net cash flow, after capital and exploratory expenditures, for U.S. E&P operations of $672 million in 1995 fell short of the goal as higher crude oil prices were more than offset by lower production volumes, lower natural gas prices and increased capital spending. The company has several projects under way, including major development projects in the Gulf of Mexico, Texas and California that are expected to stabilize the company's U.S. oil and gas production. Recognizing that opportunities to discover and develop major new reserves in the United States are limited due to regulatory barriers and drilling prohibitions in many of the most promising areas of development, the company nonetheless believes that it should be able to maintain its U.S. production through the development of attractive growth opportunities within the company's current portfolio of assets, such as the acceleration and expansion of deepwater projects in the Gulf of Mexico, and, if attractive opportunities arise, through acquisitions and trades. Accordingly, the company has increased its U.S. capital and exploratory budget in this area and has reduced its cash generation goal for North American operations.

   In January 1996, as part of the company's efforts to enhance the value of its North American upstream assets, the company announced that it had entered into exclusive negotiations to merge certain gas gathering, processing, and marketing operations of Chevron U.S.A. Production Company's Natural Gas Business Unit and Warren Petroleum Company with those of NGC Corporation. The company believes the merger will reduce costs through economies of scale and will position these activities for greater growth.

- ACHIEVE TOP FINANCIAL PERFORMANCE IN U.S. REFINING AND MARKETING. Over the past few years, the company has focused its attention on reshaping its refining portfolio by selling refineries in Port Arthur, Texas and Philadelphia, Pennsylvania and spending over $1 billion on its two California refineries in order to produce cleaner-burning fuels and to increase their efficiency and reliability. In 1995, refinery downtime due to these upgrades, as well as unscheduled refinery downtime and weak industry margins, caused a 77 percent drop in earnings, excluding special items. With the reshaping of its refinery portfolio largely completed in 1995, the company expects U.S. refining and marketing results to improve in 1996 with improved refinery utilization. The company will be shifting the majority of its 1996 investment spending to marketing projects aimed at meeting customers' needs and improving the company's competitive market position.

- GROW CALTEX IN ATTRACTIVE MARKETS WHILE ACHIEVING SUPERIOR COMPETITIVE FINANCIAL PERFORMANCE. The company believes that the Asia-Pacific region will continue to be an area of strong demand growth for petroleum products. Chevron's 50 percent owned Caltex affiliate, a leading competitor in these areas, has and is continuing to make significant capital investments to expand and upgrade its refining capacity and its retail marketing systems. A large refinery upgrade and expansion project is continuing in Korea, and first production from a new refinery in Thailand is expected in mid-1996. In China, Caltex formed a joint venture with a state-owned enterprise to build the country's largest liquid petroleum gas terminal and blending and storage facility. Many of Caltex's 4,200 branded service stations will receive a new retail image over the next five years in order to build a stronger brand identity.

   In 1995, Caltex merged the refining and marketing assets of Caltex Australia Limited, a 75 percent owned subsidiary, with those of Ampol Limited to form Australian Petroleum Pty. Limited. The merger is expected to improve efficiencies, reduce costs and increase market share in Australia. Caltex has a 37.5 percent equity interest in the new company. In December 1995, Caltex also announced that it is selling its 50 percent interest in Nippon Petroleum Refining Company, Limited in Japan to its partner, Nippon Oil Company, Limited for $2 billion as part of the company's efforts to restructure in mature markets and to provide capital for investments in higher growth areas in the Asia-Pacific region.

- CONTINUE TO IMPROVE COMPETITIVE FINANCIAL PERFORMANCE IN CHEMICALS WHILE DEVELOPING ATTRACTIVE OPPORTUNITIES FOR GROWTH. Financial results for the company's chemical operations continued to improve significantly in 1995 as the demand for chemicals outpaced supplies in the first half of 1995 before industry conditions began to soften later in the year. Chevron Chemical Company reported record operational earnings of $524 million in 1995, more than doubling 1994 earnings. In 1996 the company will be restructuring its businesses along geographic lines to facilitate growth of its U.S. and international operations. The company has expansion plans for its ethylene, paraxylene and polystyrene facilities in the U.S. and has international projects planned for Saudi Arabia and Singapore in 1996.

- BE SELECTIVE IN NON-CORE BUSINESSES. Chevron operates four units that are outside the corporation's core focus. These four units are Chevron Canada Limited (CCL) and Gulf Oil Great Britain (GOGB) whose primary operations are the refining and marketing of petroleum products in Canada and the United Kingdom, respectively; The Pittsburg & Midway Coal Mining Co. (P&M), operator of the company's coal interests; and Chevron Land and Development Co. (CL&D), manager of the company's surplus fee production properties and other real estate operations in California. These businesses are managed for cash flow and profitability, and for growth when attractive opportunities exist.

   Chevron announced in March 1995 that it was exiting the real estate development business and was seeking prospective purchasers for its real estate assets in California. Bids for a significant portion of these real estate properties were received and evaluated in the third quarter of 1995. As a result, Chevron entered into exclusive negotiations with potential buyers for the sale of these properties and a $168 million provision for the estimated loss from exiting the business was recorded in the third quarter. It is anticipated that the sale of these properties will be completed in 1996.


  (B) INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The company's largest business is its integrated petroleum operations. Other operations include chemicals and coal mining. The petroleum activities of the company are widely distributed geographically, with major operations in the United States, Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Papua New Guinea, Indonesia, China and Zaire. The company's Caltex affiliate, through its subsidiaries and affiliates, conducts exploration and production and geothermal operations in Indonesia and refining and marketing activities in the Eastern Hemisphere, with major operations in Japan, Korea, Australia, the Philippines, Singapore, Thailand and South Africa. Tengizchevroil (TCO), a 50/50 joint venture with a subsidiary of the national oil company of the Republic of Kazakstan, conducts production activities in Kazakstan, a former Soviet republic.

The company's chemicals operations are concentrated in the United States, but include operating facilities in France, Japan and Brazil. The company's coal operations are located in the United States.

Tabulations setting forth three years' identifiable assets, operating income, sales and other operating revenues for the company's three industry segments, by United States and International geographic areas, may be found in Note 10 to the Consolidated Financial Statements beginning on page FS-20 of this Annual Report on Form 10-K.

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

Internationally, the company continues to closely monitor the civil unrest and political uncertainty in Angola, Nigeria and Zaire and the possible threat these may pose to the company's oil and gas exploration and production operations and the safety of the company's employees located in those countries.

The company attempts to avoid unnecessary involvement in partisan politics in the communities in which it operates but participates in the political process to safeguard its assets and to ensure that the community benefits from its operations and remains receptive to its continued presence.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. Some of the instruments may be settled by delivery of the underlying commodity, whereas others can only be settled in cash. All these instruments are commonly used in the global trade of petroleum products and, with the exception of certain long-term natural gas swaps, are of a short-term duration. The proposed merger of certain natural gas operations of the company with NGC Corporation will result in NGC assuming most of the natural gas derivative activities.

The company enters into forward exchange contracts as a hedge against some of its foreign currency exposures. Interest rate swaps are entered into as part of the company's overall strategy to manage the interest rate risk on its debt. All commodity and financial derivative instruments used by the company are relatively straightforward and involve little complexity. Their impact on the company's results of operations has not been material.


      CAPITAL AND EXPLORATORY EXPENDITURES

Chevron's capital and exploratory expenditures during 1995 and 1994 are summarized in the following table:

      --------------------------------------------------------------

                      CAPITAL AND EXPLORATORY EXPENDITURES
                              (Millions of Dollars)
                                                     1995       1994
                                                   ------     ------
      Exploration and Production                   $2,579     $2,586
      Refining, Marketing and Transportation          969      1,105
      Chemicals                                       198        135
      Coal and Other Minerals                          33         44
      All Other                                       109        103
                                                   ------     ------
      Total Consolidated Companies                  3,888      3,973
      Equity in Affiliates                            912        846
                                                   ------     ------
      Total Including Affiliates                   $4,800     $4,819
                                                   ======     ======
      --------------------------------------------------------------

Total consolidated expenditures of $3.888 billion in 1995 decreased 2 percent when compared to 1994. This reduction was the result of a drop in Refining, Marketing and Transportation expenditures of $136 million due largely to the completion in 1994 of the company's program to construct new vessels that began in 1989. This was partially offset by a $63 million increase in chemical expenditures, primarily due to the expansion of the linear low-density polyethylene manufacturing plant at the company's Cedar Bayou, Texas, chemical facility.

Consolidated Exploration and Production (E&P) expenditures were relatively flat at 66 percent and 65 percent of the company's total consolidated expenditures in 1995 and 1994, respectively. Major international E&P expenditures in 1995 included the acquisition of additional exploration and development interests in the Republic of Congo and exploration and development activities associated with the Britannia Field in the U.K. North Sea, the North West Shelf Project in Australia, the Hibernia Project offshore Newfoundland, various waterflood and steamflood projects in Indonesia, Areas B and C in Angola and the Escravos Gas Project in Nigeria. Major U.S. E&P expenditures included development projects in the Gulf of Mexico, Texas and California. Refining, marketing and transportation outlays in 1995 included expenditures to upgrade the company's two California refineries to produce cleaner-burning gasoline that complies with new California emission regulations scheduled to be effective in mid-1996 and other projects intended to upgrade and increase efficiencies at the refineries.

The company's share of capital and exploratory expenditures by its affiliates was $912 million in 1995, an increase of 8 percent from $846 million in 1994. The company's Caltex affiliate accounted for the vast majority of affiliates' expenditures, which were primarily comprised of ongoing refinery expansion/upgrade projects in Korea, Singapore and Japan and the construction of the new Star Petroleum refinery in Thailand, scheduled for start-up in mid-1996.

The company's 1996 capital and exploratory expenditures, including its share of equity affiliates' expenditures, is expected to increase 10 percent to $5.3 billion. Both consolidated and affiliated expenditures are forecasted to increase by 10 percent over 1995 levels to $4.3 billion and $1 billion, respectively.

Worldwide E&P expenditures in 1996 are expected to total $3 billion, of which approximately 65 percent will be for international projects. These projects include the continued development of the Hibernia Field, expansion of the North West Shelf Project, enhanced recovery projects in Indonesia, development of the Britannia Field in the North Sea, development of the Boscan Field in Venezuela, development of the N'Kossa and Kitina projects and delineation work at the Moho discovery in Congo and other exploration and development projects in West Africa. In the U.S., major E&P expenditures include various development projects in the Gulf of Mexico, including the deep water development of Green Canyon 205.

Worldwide refining, marketing and transportation expenditures in 1996 are estimated at $1.5 billion. After several years of major investments in the company's refineries to produce gasoline that meets federal, state and local emission requirements, in 1996 the company expects to significantly reduce its U.S. refining, marketing and transportation expenditures and concentrate the majority of these expenditures on marketing projects aimed at meeting consumers' needs and improving the company's market position. International refining and marketing expenditures in 1996 include the continuation of refinery construction and expansion/upgrade projects by the company's Caltex affiliate to meet growing product demand in the Pacific Rim areas, and a major program to improve retail marketing operations.

Worldwide chemical expenditures are expected to more than double in 1996 to approximately $530 million. Forecasted expenditures include the expansion and modernization of the company's Port Arthur, Texas, ethylene facilities and a paraxylene expansion at the company's Pascagoula, Mississippi, refinery. Internationally, the company expects to begin the initial phases for the joint venture construction of a new aromatics complex using Chevron's Aromax technology in Saudi Arabia and a fuel and lube oil additives plant in Singapore.

The actual expenditures for 1996 will depend on various conditions affecting the company's operations, including crude oil and natural gas prices, and may differ significantly from the company's forecast.


      PETROLEUM - EXPLORATION

The following table summarizes the company's net interests in productive and dry exploratory wells completed in each of the last three years and the number of exploratory wells drilling at December 31, 1995. "Exploratory wells" include delineation wells, which are wells drilled to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir beyond the proved area. "Wells drilling" include wells temporarily suspended.

--------------------------------------------------------------------------------

                         EXPLORATORY WELL ACTIVITY

                                                    NET WELLS COMPLETED(1)
                             WELLS DRILLING  -----------------------------------
                               At 12/31/95       1995        1994       1993
                             --------------- ----------- ----------- -----------
                             Gross(2) Net(2) Prod.  Dry  Prod.  Dry  Prod.  Dry
                             -------  ------ ----- ----- ----- ----- ----- -----
United States                     60      52   101    24    53    17    32    14
                             -------  ------ ----- ----- ----- ----- ----- -----
Africa                            13       5     3     4     5     2     3     4
Other International                8       5    22    27    55    42    27    35
                             -------  ------ ----- ----- ----- ----- ----- -----
Total International               21      10    25    31    60    44    30    39
                             -------  ------ ----- ----- ----- ----- ----- -----
Total Consolidated Companies      81      62   126    55   113    61    62    53
Equity in Affiliates               8       4     1     -     -     1     1     1
                             -------  ------ ----- ----- ----- ----- ----- -----
Total Including Affiliates        89      66   127    55   113    62    63    54
                             =======  ====== ===== ===== ===== ===== ===== =====

(1)Indicates the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
(2)Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.

--------------------------------------------------------------------------------

At December 31, 1995, the company owned or had under lease or similar agreements undeveloped and developed oil and gas properties located throughout the world. Undeveloped acreage includes undeveloped proved acreage. The geographical distribution of the company's acreage is shown in the next table.

--------------------------------------------------------------------------------

                         ACREAGE* AT DECEMBER 31, 1995
                              (Thousands of Acres)

                                                                   Developed
                                 Undeveloped      Developed      and developed
                              ---------------  ---------------  ---------------
                                Gross     Net    Gross     Net    Gross     Net
                              ------- -------  ------- -------  ------- -------
United States                   3,358   2,157    6,013   2,547    9,371   4,704
                              -------  ------  ------- -------  ------- -------

Canada                         18,623  10,669      572     360   19,195  11,029
Africa                         25,250  17,892      144      56   25,394  17,948
Asia                           42,384  21,939       49      19   42,433  21,958
Europe                          2,928   1,405      115      29    3,043   1,434
Other International            11,945   4,327       54      15   11,999   4,342
                              ------- -------  ------- -------  ------- -------
Total International           101,130  56,232      934     479  102,064  56,711
                              ------- -------  ------- -------  ------- -------

Total Consolidated Companies  104,488  58,389    6,947   3,026  111,435  61,415
Equity in Affiliates            3,205   1,603      229     114    3,434   1,717
                              ------- -------  ------- -------  ------- -------
Total Including Affiliates    107,693  59,992    7,176   3,140  114,869  63,132
                              ======= =======  ======= =======  ======= =======

*Gross acreage includes the total number of acres in all tracts in which the company has an interest. Net acreage is the sum of the company's fractional interests in gross acreage.

--------------------------------------------------------------------------------

The company had $250 million of suspended exploratory wells included in properties, plant and equipment at year-end 1995. The wells are suspended pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions.

During 1995, the company explored for oil and gas in the United States and about 24 other countries. The company's 1995 exploratory expenditures, including affiliated companies' expenditures but excluding unproved property acquisitions, were $667 million compared with $526 million in 1994. U.S. expenditures represented approximately 47 percent of the consolidated companies' worldwide exploration expenditures, a 7 percent increase from the prior year. Significant activities in Chevron's exploration program during 1995 include the following (number of wells are on a "gross" basis):

UNITED STATES: Exploratory expenditures, excluding unproved property acquisitions, were $312 million in 1995, compared to $209 million spent in 1994. In addition, the company incurred costs of $31 million for unproved property acquisitions in 1995. Exploration efforts in 1995 were concentrated in the Gulf of Mexico and several onshore basins in Texas, California, Alaska and the Rocky Mountains. Chevron participated in 17 exploratory wells that were completed in 1995, resulting in three discoveries in the Gulf of Mexico.

In 1995, Chevron received $65 million from the Department of Interior as settlement for costs incurred by the company for federal offshore leases in Florida and Alaska that remain undrilled due to state, federal, and private objections to drilling. The company continues to pursue its claims with the U.S. government over offshore leases in North Carolina.

AFRICA: In Africa, the company spent $103 million during 1995 on exploratory efforts, excluding the acquisition of unproved properties, compared with $81 million in 1994. The company also acquired $8 million of unproved properties in 1995.

In Nigeria, the company's operations are managed by three subsidiaries. Chevron Nigeria Limited (CNL) operates and holds a 40 percent interest in concessions totaling approximately 3,450 square miles in the onshore and offshore regions of the Niger Delta. Chevron Oil Company Nigeria Limited (COCNL) holds a 20 percent interest in six concessions covering about 940 square miles with six offshore oil fields operated by a partner. Chevron Petroleum Nigeria Limited (CPNL) has a 30 percent interest in two deepwater Niger Delta blocks and three inland Benue Basin blocks and an additional sole interest in six other Benue Basin blocks. CNL drilled 10 exploratory and appraisal wells in 1995, resulting in three new oil field discoveries, including two significant oil discoveries in the Gbodoka and Dibi fields in the Benin River area. Other exploration activities in 1995 included the acquisition and interpretation of 2-D and 3-D seismic data.

In Angola, the company is the operator of a 2,700 square mile concession off the coast of Angola's Cabinda exclave. The concession is divided into three areas:
Area A, which commenced production in late 1960, includes two major areas, Malongo and Takula; Area B, which started production in late 1994, includes the Kokongo, Nemba and Lomba fields; and Area C, which is expected to start production in early 1997, includes the N'Dola and Sanha fields. Chevron has a 39 percent interest in the concession. "Deepwater" Block 14, located due west of Areas B and C, was awarded to Chevron (31 percent interest) and its partners in February 1995. Significant exploration activities in 1995 included the acquisition of a 3-D seismic survey covering approximately 1,330 square miles over prospective parts of Areas A, B, and C as well as Block 14 concessions. Two exploratory wells were drilled in Area A in 1995, resulting in an oil discovery. Negotiations were completed to renew the Exploration Extensions in Areas B and C through February 2000. As a part of this agreement, the drilling of two exploratory wells is planned for late 1997 and early 1998. Interpretation of the seismic survey for Block 14 is continuing and the drilling of an exploratory well is planned for mid-1996.

Offshore Congo, the company has a 29.25 percent interest in the Agip operated Marine VII license, which includes the Kitina Field and a 30 percent interest in the Haute Mer license, which is operated by Elf Congo and includes the N'Kossa Field. In late 1995, the Moho Marine-1 well, located 9 miles west of N'Kossa, tested oil at a rate of over 5,700 barrels per day. An appraisal well to further evaluate the results is planned for mid-1996. Chevron reached an agreement with the Congolese government in December 1995 to participate in the Marine IV license, located offshore northern Congo, as operator with an 85 percent interest. If final approval is granted, Chevron will conduct seismic studies in 1996.

In Zaire, the company has a 50 percent interest in, and is the operator of, a 390 square mile offshore concession. Approximately 90 square miles of 3-D seismic data were acquired in the western part of the offshore Zaire concession in 1995. Exploration drilling activity in 1995 consisted of one exploratory well, which resulted in a dry hole that was plugged and abandoned. The drilling of three exploratory wells is planned for 1996.

OTHER INTERNATIONAL INCLUDING AFFILIATED COMPANIES: Exploration expenditures, excluding unproved property acquisitions, were $252 million in 1995, an increase of $16 million from the 1994 amount of $236 million. In addition, unproved properties of $12 million were acquired in 1995.

In Europe, Chevron participated in drilling six wells offshore the U.K. and Ireland in 1995. In addition, during the U.K.'s 16th licensing round, the company was awarded two blocks in the Tertiary trend west of Shetlands, three blocks in Cardigan Bay, offshore Wales and a block adjacent to Chevron's Bressay heavy oil discovery in the North Sea. Six blocks offshore Ireland were also awarded to Chevron in 1995 in the Porcupine Basin Frontier Licensing Round.

In Canada, exploration efforts in 1995 continued to be concentrated in the western part of the country near existing infrastructures that would allow any reserves to be brought on production quickly. A total of 22 exploratory wells were drilled in 1995, resulting in two oil, three gas and two oil and gas discoveries.

In Indonesia, Chevron's interests in 12 contract areas are managed by its 50 percent owned P.T. Caltex Pacific Indonesia (CPI) and Amoseas Indonesia (AI) affiliates. Four of five exploratory wells drilled by CPI in 1995 resulted in discoveries that are currently being evaluated for their reserve potential. One of these discoveries, Besar, was tied into existing infrastructure and placed into production in November 1995. CPI continues its exploration efforts off the west coast of Sumatra in search of natural gas for use in its enhanced oil recovery efforts and will be acquiring 2-D and 3-D seismic data to support that evaluation. In 1995, the company negotiated a 100 percent interest in a new production sharing contract in the Lariang block, covering 1,540 square miles, in west-central Sulawesi that will be operated by AI on behalf of Chevron. CPI has begun negotiations for a 20 year extension of the Coastal Plains block in Central Sumatra, currently set to expire in 2001.

In Australia, Chevron's primary interests are in two non-operated joint ventures, with a 16.7 percent interest in the North West Shelf (NWS) Project and a 25.7 to 50 percent interest in permits within the West Australian Petroleum Pty. Ltd. (WAPET) joint venture. In addition, Chevron recently acquired a 25 percent interest in two Browse Basin permits and a 17.3 percent interest in one Carnarvon Basin permit. NWS exploration activities in 1995 included the drilling of the Perseus-1 well between the North Rankin and Goodwyn fields, which resulted in a major gas discovery and the Sculptor-1 well, which added gas and condensate reserves to the Echo/Yodel fields. Interpretation of the East Dampier 3-D seismic survey continued in 1995 and exploration drilling in several prospects is planned for mid-1996. WAPET's Chrysaor-1 well was confirmed as a significant gas discovery after tests were performed in early 1995. A 3-D seismic survey was also shot over the Chrysaor structure in 1995.

In Papua New Guinea, Chevron and its partners drilled three exploratory wells in the PPL-161 license. One well near the Kutubu facilities recovered oil. Further evaluation of this well will continue into early 1996.

In China, Chevron was awarded sole interest in a production-sharing contract in Block 62/23 and a geophysical agreement in Block 50/20, both south of Hainan Island in the South China Sea. Seismic data was acquired for both blocks and one well is planned for 1996. Exploration drilling in East China Sea Block 33/08 resulted in two dry holes and no further activity is planned. The company also submitted bids for acreage in Liaodong Bay, offshore northeast China, and South China Sea Block 63/15 in 1995.

Other areas where exploration activities occurred in 1995 include Bolivia where the company acquired seismic data over some prospects in the southern half of the Caipipendi Exploration Block, Colombia where evaluation of the Rio Blanco Exploration Block continued in 1995 with the drilling of an exploratory well, and Peru where the company obtained a 100 percent interest in exploration block 52, which is adjacent to the Camisea gas-condensate field.


      PETROLEUM - OIL AND NATURAL GAS PRODUCTION

The following table summarizes the company's and its affiliates' 1995 net production of crude oil, natural gas liquids and natural gas.

-------------------------------------------------------------------------------

           1995 Net Production* Of Crude Oil And Natural Gas Liquids
                                And Natural Gas

                                        Crude Oil &            Natural Gas
                                     Natural Gas Liquids      (thousands of
                                      (barrels per day)     cubic feet per day)
                                     -------------------    -------------------
    United States
        -California                        119,870                 125,410
        -Gulf of Mexico                    112,480                 923,750
        -Texas                              65,670                 411,520
        -Colorado                           13,470                       -
        -Wyoming                             9,260                 145,300
        -New Mexico                          8,240                 101,990
        -Louisiana                           4,590                  50,030
        -Other States                       15,800                 109,950
                                         ---------               ---------
    Total United States                    349,380               1,867,950
                                         ---------               ---------
    Africa                                 261,220                       -
    United Kingdom (North Sea)              71,160                  28,210
    Canada                                  48,290                 242,560
    Australia                               25,100                 208,430
    Papua New Guinea                        23,620                       -
    Indonesia                               22,620                     590
    China                                    9,040                       -
    Other International                     10,290                   3,460
                                         ---------               ---------
    Total International                    471,340                 483,250
                                         ---------               ---------
    Total Consolidated Companies           820,720               2,351,200

    Equity in Affiliates                   179,990                  81,600
                                         ---------               ---------
    Total Including Affiliates           1,000,710               2,432,800
                                         =========               =========

    * Net production excludes royalty interest owned by others.

-------------------------------------------------------------------------------

PRODUCTION LEVELS:

In 1995, net crude oil and natural gas liquids production, including affiliates, increased for the third year in a row, rising from 992,510 barrels per day in 1994 to 1,000,710 barrels per day in 1995. The increase was due to higher production in Africa, primarily in Angola where the Kokongo Field began producing in late 1994 and Australia, where the Goodwyn development began production in early 1995. These production increases were partially offset by production declines in the United States due primarily to normal field declines.

Net production of natural gas, including affiliates, decreased 8 percent from 2,630,570 thousand cubic feet per day in 1994 to 2,432,800 thousand cubic feet per day in 1995. The decline was due to lower U.S. production, primarily in the Gulf of Mexico due to normal field declines, partially offset by higher production in Australia and in the company's affiliates' operations in Kazakstan and Indonesia. The company has several projects under way, including major long-term development projects in the Gulf of Mexico, which are expected to stabilize its U.S. oil and gas production.

Data on the company's average sales price per unit of oil and gas produced, as well as the average production cost per unit for 1995, 1994 and 1993 are reported in Table III on pages FS-31 and FS-32 of this Annual Report on Form 10-
K. The following table summarizes the company's and its affiliates' gross and net productive wells at year-end 1995.

       ---------------------------------------------------------------------

                PRODUCTIVE OIL AND GAS WELLS AT DECEMBER 31, 1995

                                       Productive(1)        Productive(1)
                                         Oil Wells            Gas Wells
                                     -----------------    ------------------
                                     Gross(2)   Net(2)    Gross(2)    Net(2)
                                    --------  --------    --------  --------
        United States                 25,673    12,690       4,173     1,763
                                    --------  --------    --------  --------
        Canada                         1,443       892         379       171
        Africa                           931       355          13         2
        United Kingdom (North Sea)       211        35           -         -
        Other International            1,052       384          56        15
                                    --------  --------    --------  --------
        Total International            3,637     1,666         448       188
        Total Consolidated Companies  29,310    14,356       4,621     1,951

        Equity in Affiliates           4,706     2,353          31        15
                                    --------  --------    --------  --------
        Total Including Affiliates    34,016    16,709       4,652     1,966
                                    ========  ========    ========  ========
        Multiple completion
          wells included above:          469       227          21        11

       (1)Includes wells producing or capable of producing and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oil wells.
       (2)Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.

       ---------------------------------------------------------------------

DEVELOPMENT ACTIVITIES:

The company's development expenditures, including affiliated companies but excluding proved property acquisitions, were $1,765 million in 1995 and $1,508 million in 1994.

The table below summarizes the company's net interest in productive and dry development wells completed in each of the past three years and the status of the company's development wells drilling at December 31, 1995. (A "development well" is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. "Wells drilling" include wells temporarily suspended.)

--------------------------------------------------------------------------------
                            DEVELOPMENT WELL ACTIVITY

                                                   NET WELLS COMPLETED(1)
                             WELLS DRILLING  -----------------------------------
                               At 12/31/95       1995        1994       1993
                             --------------- ----------- ----------- -----------
                             Gross(2) Net(2) Prod.  Dry  Prod.  Dry  Prod.  Dry
                             -------  ------ ----- ----- ----- ----- ----- -----
United States                    133     123   281     6   194     5   293    11
                             -------  ------ ----- ----- ----- ----- ----- -----

Africa                            25       9    20     1     9     -    10     -
Other International               43       8    28     2    48     4    57    12
                             -------  ------ ----- ----- ----- ----- ----- -----
Total International               68      17    48     3    57     4    67    12
                             -------  ------ ----- ----- ----- ----- ----- -----
Total Consolidated Companies     201     140   329     9   251     9   360    23

Equity in Affiliates              38      19   135     -    98     -    93     -
                             -------  ------ ----- ----- ----- ----- ----- -----
Total Including Affiliates       239     159   464     9   349     9   453    23
                             =======  ====== ===== ===== ===== ===== ===== =====
(1)Indicates the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
(2)Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.

--------------------------------------------------------------------------------


Significant 1995 development activities include the following:

UNITED STATES: Chevron's U.S. development expenditures were $453 million in 1995, an increase of $37 million from the 1994 figure of $416 million. Expenditures for proved reserve acquisitions amounted to $21 million in 1995 compared to $95 million in 1994, which included the company's acquisition of certain gas properties in West Texas from Wes-Tex Drilling Company. Additions to proved reserves during 1995 from extensions, discoveries and improved recovery, before revisions, were 94 million barrels of crude oil and natural gas liquids and 616 billion cubic feet of natural gas.

In the Gulf of Mexico, significant development activities in 1995 included the evaluation of alternative development concepts for the Green Canyon 205 Field located in 2,600 feet of water. The project execution plan calls for initial production in 1998, with peak production expected to reach 55,000 barrels per day and 72 million cubic feet of gas per day. Eleven wells drilled in the Eugene Island 238 Field were successful, resulting in seven gas and four oil discoveries. Three wells in the South Marsh Island 66 Field were drilled in 1995, with all three resulting in either a gas or oil discovery. In the Norphlet trend, which stretches some 80 miles from the Destin Dome area (offshore Florida) to the Mobile Block 861 area (offshore Mississippi), production from three wells in the Mobile Block 916 Area offshore Alabama commenced in April 1995. Chevron's percentage interests in these fields vary from 33 to 100 percent

Offshore California, Chevron owns approximately 25 percent of the Point Arguello project and operates two offshore platforms (Hermosa and Hidalgo), the onshore Gaviota oil and gas plant and the interconnecting pipelines. Production from the project averaged 59,000 barrels of oil per day in 1995, down from 78,000 in 1994. In addition, the percentage of water produced approximately doubled between periods. Chevron's share of proved oil and gas reserves declined by 31 percent in 1995 due to production and reserve revisions, partially offset by reserve additions resulting from two redrills on the Hermosa platform. The company and its partners are currently reviewing options to address these issues. About two-thirds of current production is delivered via pipeline to various California locations. However, due to a shortage of adequate transportation facilities to Los Angeles, the balance of production is shipped via pipeline to markets in Texas, resulting in increased transportation costs. Partners in the Pacific Pipeline Project, in which Chevron has a minority interest, continue to work on the development of a 130-mile pipeline that would carry Point Arguello oil production to Los Angeles refineries.

Other development projects in the U.S. included the employment of enhanced recovery methods using steam and water to increase both the production rate and the amount of oil ultimately recoverable from fields in California's San Joaquin Valley, the drilling of 56 new wells in the Laredo and Terrell County areas of Texas, which increased proved gas reserves by a combined 114 billion cubic feet, and the signing of an agreement with the Osage Tribe and Davis Brothers Oil Producers to begin 3-D seismic evaluation of more than 400,000 acres of tribal land in Osage County, Oklahoma.

AFRICA: Developmental expenditures in Africa were $640 million in 1995, compared to $276 million in 1994. The increase was primarily due to higher expenditures in Congo, Nigeria and Angola, with Congo expenditures accounting for approximately 55 percent of the increase. Expenditures for proved reserve acquisitions amounted to $56 million in 1995. Additions to proved reserves from extensions, discoveries and improved recovery, before revisions, were 173 million barrels of crude oil and natural gas liquids and 22 billion cubic feet of natural gas.

In Nigeria, total production from 29 CNL-operated fields averaged 384,000 barrels of oil per day, an increase of about 15,000 barrels per day from 1994. This increase was primarily due to the addition of three fields, Mejo, Ojumole and Omuro, that were put into production in 1995. Production from non-operated fields averaged approximately 54,000 barrels of oil per day in 1995. On-site construction for the Escravos Gas Project began in May 1995. Fabrication of the floating storage and offloading vessel, the offshore compression platform, and the onshore LPG extraction plant will continue in 1996. The project is expected to start-up in mid-1997 and will utilize gas currently being flared from the Okan and Mefa fields.

In Angola, fifteen development wells were drilled in Area A fields during 1995. Five were in the Malongo Area and ten were in the Takula Area. The company expects that the combination of exploratory discoveries, infill drilling, workovers and facility modernization should maintain production from Area A in the near future. Areas B and C continue to be the primary focus of major development activities, which included work on an early production system in the Nemba Field that commenced production in January 1996.

In Congo, seven development wells have been drilled in the Kitina Field to date, with further development drilling to continue in 1996. A platform, tied via pipeline to processing and export facilities at the onshore Djeno terminal, is planned for late 1997, with first oil in early 1998. Appraisal drilling at the Kitina South structure in 1995 confirmed the existence of a separate oil pool. At the N'Kossa Field, 14 wells have been drilled to date and two platforms were installed that will allow a second phase of development drilling to continue through 1996. First oil is planned for mid-1996 and the field is expected to reach peak production of 110,000 barrels per day in late 1997.

In Zaire, four development wells, two water injection wells and one workover were completed in 1995. In 1996, the Tshiala Field development will continue with four wells planned. To date, 78 exploratory and development wells have been drilled and forty-one are currently on stream. Crude oil production from eight offshore fields averaged 19,600 barrels per day in 1995.

OTHER INTERNATIONAL INCLUDING AFFILIATED COMPANIES: Development expenditures in 1995 were $672 million compared to $816 million in 1994. The decrease was largely due to lower expenditures by the company's Tengizchevroil affiliate. Additions to proved reserves from extensions, discoveries and improved recoveries were 122 million barrels of crude oil and natural gas liquids and 204 billion cubic feet of natural gas.

In Europe, the company has interests in over 60 blocks in the U.K. and Ireland, which total approximately 2.4 million gross acres, including six producing fields in the North Sea where the company's interest varies from 4.8 to 33.3 percent. The company also has interests to the west of Shetlands, offshore Wales and in Liverpool Bay. Offshore Ireland, Chevron has acreage in the Celtic Sea and the Porcupine Basin. The company's share of production from these fields averaged 71,000 barrels of crude oil and natural gas liquids and 28 million cubic feet of gas per day in 1995. Production from Phase I of the North Sea's Alba Field, in which Chevron has a 33.2 percent interest, averaged 69,100 barrels of oil per day in 1995. Modifications to four of the platform's well slots, allowing the well slots to house two rather than one well, has eliminated the need for a stand alone second platform during Phase II of the project to develop the southern area of the reservoir. Phase II development commenced in November 1995 when the first of eighteen development wells was spudded from the Alba Northern platform into the southern area of the reservoir. Detailed design engineering was started on a $46 million oil capacity upgrade, from 75,000 to over 100,000 barrels per day, for the Alba Northern platform, in anticipation of added production from Phase II. The Britannia gas field development in the North Sea, which lies underneath the Alba Field 130 miles northeast of Aberdeen, proceeded with the drilling of nine pre-development wells and the start of fabrication of the steel jacket and topsides. Peak production is expected to be approximately 740 million cubic feet of gas and 70,000 barrels of condensate per day with initial production expected to commence in late 1998.

In Canada, the company continues to concentrate its development efforts in six core producing areas in Alberta and one in Manitoba where operating efficiencies and lower operating costs can be realized using existing infrastructure. The company drilled 26 wells that were targeted at new reserves around existing infrastructures along with 87 development wells in existing fields. The Hibernia Development project, in which Chevron has a 26.9 percent interest, proceeded on schedule in 1995. The five main topsides have been interconnected. Plans for mating the topsides to the Gravity Base Structure on which they will sit and the towout from its fabrication site at Bull Arm, Newfoundland to the Hibernia Field, 200 miles offshore Newfoundland, in mid-1997 are under way. Oil production is expected to begin in late 1997 or early 1998. The company's capitalized investment in this project was $806 million at year-end 1995. The company streamlined its Canadian oil and gas subsidiary, Chevron Canada Resources, by reducing its business unit structure from eight to five and reducing its workforce by 20%, or 200 employees.

In Indonesia, the Duri Steamflood Project, begun in 1985 to assist the difficult production process for the relatively heavy, waxy Duri crude, is being completed in 13 stages (Areas 1-13) with seven areas currently on production. The field has two billion barrels of recoverable oil, with total production averaging over 300,000 barrels per day in 1995. A waterflood project involving 21 fields in Central Sumatra continued in 1995 as water injection at the Minas Field moved into phase three of a four phase pattern waterflood project that started in December 1993. Expansion of the waterflood efforts in 1995 included the start-up of a new project in the Beruk Field and government approval for a similar project in the Bekasap Field. Delivery of steam from the Darajat I plant in the Darajat geothermal field, located 115 miles southeast of Jakarta, continued at a steady pace in 1995. Government approval for the Darajat II plant, for which AI has acquired an Indonesian partner, was received in January 1996. The 70 megawatt plant is expected to be operational in late 1998.

In Kazakstan, Tengizchevroil increased its production capacity to 95,000 barrels a day at the end of 1994 with the completion of a second processing plant. However, during most of 1995 production was constrained by the lack of sufficient export capability and averaged only 58,000 barrels per day in 1995, up from 46,000 barrels per day in 1994. The pace of further field development is dependent on the availability of additional export capacity or the securing of other marketing alternatives. The partners remain committed to realizing the full potential of the project and continue to explore alternatives and opportunities for the export of Tengiz crude oil.

In Australia, production from the Goodwyn Field, which is being developed as part of the North West Shelf (NWS) Project, came on stream in February 1995 and reached 70,000 barrels per day of condensate and 400 million cubic feet of gas per day by year end. Development drilling will continue in 1996. The Wanaea/Cossack development also came on stream in November 1995 and reached peak production of 115,000 barrels of oil per day shortly thereafter. WAPET development activities included the start of a 20 well infill drilling program on Barrow Island in November 1995 and evaluation of alternatives for the development of the Gorgon Field's gas reserves as either a stand-alone project or as a co-operative expansion of the existing NWS liquefied natural gas (LNG) project.

In Papua New Guinea, Chevron (19 percent interest) and its partners completed engineering work on the Gobe fields in the southeastern portion of the PPL-161 license in anticipation of the submission of a Petroleum Development License application to the Papua New Guinea government in early 1996. Evaluations for the development of gas discoveries in the PPL-101 license (P'nyang and Juha gas fields) and the PDL-2 license (Hedinia field gas cap) are continuing. An active development drilling program designed to accelerate production and develop new reserves for the Kutubu Area fields continued in 1995 and has allowed production from these fields to remain at a rate in excess of 100,000 barrels of oil per day throughout the year.

In China, work to develop the HZ/32-2 and HZ/32-3 fields concluded in June 1995, bringing the total number of producing fields in the 16/08 contract area of the Pearl River Mouth Basin in the South China Sea to four. Total output at year end 1995 from these four fields was 120,000 barrels of oil per day with Chevron's share at 16.33 percent. The first stage of an enhanced oil recovery pilot project using Chevron's Microbial Profile Modification technology was completed at Daqing, China's largest oil field, with the completion of the pilot area wells. The next stage, involving microbe injection in these wells, will occur in 1996.

In Venezuela, Chevron and Maraven S.A. formed an alliance in late 1995 to further develop the Boscan oil field. In mid-1996, Chevron will become responsible for the operations and production of this field under a fee arrangement, whereby Chevron will be compensated on the basis of barrels produced. Boscan production is currently about 80,000 barrels per day. In addition, the alliance calls for the supply of Venezuelan crude oil to Chevron refineries in the U.S. and a Chevron/Maraven partnership that will market asphalt and other related products in the western U.S.


      PETROLEUM - NATURAL GAS LIQUIDS

Chevron's wholly owned Warren Petroleum Company is engaged in all phases of the U.S. natural gas liquids (NGL's) business and is the largest U.S. wholesale marketer of NGL's, selling to customers in 46 states.

Warren's business encompasses: 1) extraction, which includes 15 processing plants with a total processing capacity of 3.3 billion cubic feet of gas per day and equity interests in an additional 14 plants, 2) fractionation, which includes a 220,000 barrel per day capacity fractionation plant at Mont Belvieu, Texas and 3) distribution, which includes the Warrengas Terminal, located on the Houston Ship Channel and linked to the Mont Belvieu complex by dedicated pipelines. Warren also conducts Chevron's international liquefied petroleum gas
(LPG) trading and sales activities. Sales in 1995 totaled 283,000 barrels per day (including sales of 80,000 barrels per day to other Chevron companies).

The company's total third-party natural gas liquids sales volumes over the last three years are reported in the following table:

           -----------------------------------------------------

                     Natural Gas Liquids Sales Volumes
                       (Thousands of barrels per day)

                                            1995    1994    1993
                                            ----    ----    ----
           United States - Warren            203     209     208
           United States - Other              10       6       3
                                            ----    ----    ----
           Total United States               213     215     211
           Canada                             40      27      30
           Other International                 7       7       7
                                            ----    ----    ----
           Total Consolidated Companies      260     249     248
                                            ====    ====    ====

           -----------------------------------------------------

In January 1996, Chevron announced that it had entered into exclusive negotiations with NGC Corporation to combine certain gas gathering, processing and marketing operations of Chevron U.S.A. Production Company's Natural Gas Business Unit and Warren Petroleum Company with the operations of NGC Corporation. The transaction, expected to be finalized in the second quarter of 1996, will result in a Houston-based company that will operate under the name of NGC Corporation with a natural gas sales division operating under the name of Natural Gas Clearinghouse and an NGL division operating under the name of Warren Petroleum Company. Chevron will have, through common and preferred stock holdings, an approximate 28 percent equity interest in the resulting company, which is expected to be the largest natural gas marketer in North America as well as the largest processor and marketer of natural gas liquids in North America. Warren's Venice, Louisiana processing complex is not part of the proposed merger, but may be involved in a joint venture between the merged company and Chevron. A possible second joint venture could involve Chevron's Canadian natural gas and NGL operations.

      PETROLEUM - RESERVES AND CONTRACT OBLIGATIONS

Table IV on pages FS-32 and FS-33 of this Annual Report on Form 10-K sets forth the company's net proved oil and gas reserves, by geographic area, as of December 31, 1995, 1994, and 1993. During 1995, the company filed estimates of oil and gas reserves with the Department of Energy, Energy Information Agency. Those estimates were consistent with the reserve data reported on page FS-33 of this Annual Report on Form 10-K.

The company sells gas from its producing operations under a variety of contractual arrangements. Most contracts generally commit the company to sell quantities based on production from specified properties but certain gas sales contracts specify delivery of fixed and determinable quantities. In the United States, the quantities of natural gas the company is obligated to deliver in the future under existing contracts is not significant in relation to the quantities available from the production of the company's proved developed U.S. reserves in these areas. Outside the United States, the company is committed to deliver approximately 279 billion cubic feet of natural gas through 2013 in Australia and approximately 30 billion cubic feet of natural gas through 1998 in Canada. The company believes it can satisfy these contracts from quantities available from production of the company's proved developed Australian and Canadian natural gas reserves.


      PETROLEUM - REFINING

The daily refinery inputs over the last three years for the company's and its affiliate's refineries are shown in the following table:

--------------------------------------------------------------------------------

           PETROLEUM REFINERIES: LOCATIONS, CAPACITIES AND INPUTS
         (Inputs and Capacities are in Thousands of Barrels Per Day)

                                      December 31, 1995
                                      -----------------       Refinery Inputs
                                               Operable    ---------------------
              Locations               Number   Capacity     1995    1994    1993
------------------------------------- ------   --------    -----   -----    ----
Pascagoula,           Mississippi        1          295      282     324     283
El Segundo,           California         1          258      221     227     233
Richmond,             California         1          230      202     220     228
Port Arthur,          Texas(1)           -            -       26     158     177
Philadelphia,         Pennsylvania(1)    -            -        -      94     184
Other(2)                                 6          261      194     190     202
                                      ------   --------    -----   -----   -----
Total United States                      9        1,044      925   1,213   1,307
                                      ------   --------    -----   -----   -----
Burnaby, B.C.,        Canada             1           50       47      47      43
Milford Haven, Wales  United Kingdom     1          115      100     116     120
                                      ------   --------    -----   -----   -----
  Total International                    2          165      147     163     163
                                      ------   --------    -----   -----   -----
  Total Consolidated Companies          11        1,209    1,072   1,376   1,470

Equity in Affiliate   Various
                        Locations       15          514      451     460     435
                                      ------   --------    -----   -----   -----
Total Including Affiliate               26        1,723    1,523   1,836   1,905
                                      ======   ========    =====   =====   =====

(1)The company sold the Philadelphia, Pennsylvania refinery in August 1994 and the Port Arthur, Texas refinery in February 1995.
(2)Refineries in El Paso, Texas; Honolulu, Hawaii; Salt Lake City, Utah; Perth Amboy, New Jersey; Portland, Oregon; and Richmond Beach, Washington. Capacity and input amounts for El Paso represent Chevron's share.

--------------------------------------------------------------------------------

Based on refinery statistics published in the December 18, 1995 issue of The Oil and Gas Journal, Chevron had the largest U.S. refining capacity and ranked among the top ten in worldwide refining capacity including its share of affiliate's refining capacity. The company wholly owned and operated nine refineries in the United States and one each in Canada and the United Kingdom. At year-end 1995, the company's Caltex Petroleum Corporation affiliate owned or had interests in 15 operating refineries in Japan (4), Australia (2), Korea, the Philippines, New Zealand, Bahrain, Singapore, Pakistan, Thailand, Kenya and South Africa. In 1995, Caltex merged its Australian refining and marketing assets with those of Ampol Limited, acquiring a 37.5 percent equity interest in a refinery in Brisbane, Australia and reducing its interest in a Sydney, Australia refinery from 75 percent to
37.5 percent. In December 1995 Caltex announced that it is selling its 50 percent interest in Nippon Petroleum Refining Company, Limited, which includes two refineries in Japan, to its partner, Nippon Oil Company, Limited. The company's share of refining capacity for these two refineries totaled 255 thousand barrels per day at year end 1995.

Distillation operating capacity utilization in 1995 averaged 82 percent in the United States and 85 percent worldwide (including affiliate), compared with 93 percent in the United States and 94 percent worldwide in 1994. Chevron's capacity utilization of its U.S. cracking and coking facilities, which are the primary facilities used to convert heavier products to gasoline and other light products, averaged 79 percent in 1995, down from 90 percent in 1994. The company imports crude oil for its U.S. refining operations. Imported crude oil accounted for almost half of U.S. refinery inputs in 1995.

In 1995, the company concluded work on various expansion/upgrade projects at its Richmond and El Segundo, California, refineries. Over the past few years, approximately $700 million was spent at each refinery on projects aimed at meeting regional clean air requirements and to produce cleaner-burning motor gasoline and diesel fuel as required by the California Air Resources Board and the Federal Clean Air Act Amendments of 1990. These projects also included the upgrading of key processing units to improve yields of high value light products, and to improve their reliability and cost efficiency.

At the Milford Haven, Wales refinery, a $27 million upgrade project to comply with legislation on gasoil sulfur is scheduled to be completed by the end of May 1996, with the objective of supplying low sulfur diesel fuel by August.

Caltex and its partner completed construction of a 130,000 barrels-per-day grassroots refinery in Map Ta Phut in March 1996, with full production commencing in mid-1996. At the Yocheon refinery in South Korea, construction of a new crude unit and hydrotreater that will increase production of gasoline and low-sulfur diesel fuel is continuing. The anticipated start-up date of these new units is late 1996. At the Singapore export refinery, a major expansion/upgrade project was completed in 1995. This project increased the refinery's capacity by 60,000 barrels per day and enables it to further upgrade low value heavy fuels to premium distillates.


      PETROLEUM - REFINED PRODUCTS MARKETING

PRODUCT SALES: The company and its Caltex Petroleum Corporation affiliate market petroleum products throughout much of the world. The principal trademarks for identifying these products are "Chevron," "Gulf" (principally in the United Kingdom) and "Caltex." U.S. sales volumes of refined products by the company during 1995 amounted to 1,117 thousand barrels per day, equivalent to approximately 7 percent of total U.S. consumption. Worldwide sales volumes, including the company's share of affiliate's sales, averaged 2,086 thousand barrels per day in 1995, a decrease of about 7 percent from 1994. This decrease was largely due to the sale of the company's Philadelphia, Pennsylvania, refinery in August 1994 and its Port Arthur, Texas refinery in February 1995 as well as refinery downtime in 1995. This decrease was partially offset by higher sales recorded by the company's Caltex affiliate.

The following table shows the company's and its affiliate's refined product sales volumes, excluding intercompany sales, over the past three years.

    -----------------------------------------------------------

                      REFINED PRODUCTS SALES VOLUMES
                      (Thousands of Barrels Per Day)

                                       1995      1994      1993
                                     ------    ------    ------
    United States
        Gasolines                       552       615       652
        Gas Oils and Kerosene           196       277       325
        Jet Fuel                        241       260       247
        Residual Fuel Oil                38        65        94
        Other Petroleum Products*        90        97       105
                                     ------    ------    ------
         Total United States          1,117     1,314     1,423
                                     ------    ------    ------
    International
        United Kingdom                   97       118       111
        Canada                           58        56        50
        Other International             157       140       168
                                     ------    ------    ------
        Total International             312       314       329
                                     ------    ------    ------
        Total Consolidated Companies  1,429     1,628     1,752

        Equity in Affiliate             657       620       594
                                     ------    ------    ------
        Total Including Affiliate     2,086     2,248     2,346
                                     ======    ======    ======

    * Principally naphtha, lubes, asphalt and coke.

    -----------------------------------------------------------

The company's Canadian sales volumes consist of refined product sales in British Columbia and Alberta by the company's Chevron Canada Limited subsidiary. In the United Kingdom, the reported sales volumes comprise a full range of product sales by the company's Gulf Oil (Great Britain) Ltd. subsidiary. The 1995 volumes reported for "Other International" relate primarily to international sales of aviation, marine fuels, gas oils and refined products in Latin America, the Far East and elsewhere. The equity in affiliate's sales in 1995 consists of the company's interest in Caltex Petroleum Corporation, which operates in approximately 60 countries including the Philippines, Thailand, New Zealand, South Africa and, through Caltex affiliates, in Australia, Japan and Korea.

Due to the global nature and interdependence of the company's oil and petroleum products trading and marketing businesses, the company realigned the operations of its principal international trading company, Chevron International Oil Company, with those of its U.S. counterpart, Chevron Products Company and its international upstream company, Chevron Overseas Petroleum Inc. in January 1996. In connection with this realignment, Chevron Products Company's lubricants division announced that it will reorganize into a Global Business Unit to better serve international markets.

Retail Outlets: In the United States, the company supplies, directly or through jobbers, approximately 8,400 motor vehicle, aircraft and marine retail outlets, including more than 1,900 company-owned or -leased motor vehicle service stations. The company's gasoline market area is concentrated in the southern, southwestern and western states. Chevron estimates it is the fifth largest seller of gasoline in the United States and is among the top three marketers in 14 states.

Non-fuel revenues continue to be an area of growth and opportunities for the company. After testing consumers' interest in 1994 and 1995, Chevron signed an agreement with McDonald's to develop a network of retail sites that join Chevron service stations and convenience stores with McDonald's restaurants in 12 western and southwestern states. Revenues from direct mail marketing, introduced in 1993, continued to grow in 1995 as did revenues from convenience stores and enhanced car wash facilities.

The company expanded its "FastPay" system, increasing the total service stations with the system to about 3,000 nationwide. This automated system allows credit card customers to pay at the pump with credit approvals processed in about five seconds using satellite data transmission.

In December 1995, the company announced the realignment of its U.S. gasoline marketing business, combining several regional offices and consolidating support functions with the aim of increasing the focus of the organization on customer service and sales growth. The reorganization will leave service station operations largely unaffected, but will reduce the number of non-service station support personnel by 130 positions.

Internationally, the company's branded products are sold in 193 owned or leased stations in British Columbia, Canada and in 523 (208 owned or leased) stations in the United Kingdom.


      PETROLEUM - TRANSPORTATION

TANKERS: Chevron's controlled seagoing fleet at December 31, 1995 is summarized in the following table. All controlled tankers were utilized in 1995.

    ----------------------------------------------------------------------------

                        CONTROLLED TANKERS AT DECEMBER 31, 1995

                                U.S. Flag                 Foreign Flag
                       ---------------------------- ----------------------------
                                 Cargo Capacity               Cargo Capacity
                       Number (Millions of Barrels) Number (Millions of Barrels)
                       ------ --------------------- ------ ---------------------
    Owned                 -              -            19             18
    Bareboat Charter      6              2            10             14
    Time-Charter          -              -             7              3
                         ---            ---          ----           ----
        Total             6              2            36             35
                         ===            ===          ====           ====

    ----------------------------------------------------------------------------

Federal law requires that cargo transported between U.S. ports be carried in ships built and registered in the United States, owned and operated by U.S. entities and manned by U.S. crews. At year-end 1995, the company's U.S. flag fleet was engaged primarily in transporting crude oil from Alaska and California terminals to refineries on the West Coast and Hawaii, refined products between the Gulf Coast and East Coast, and refined products from California refineries to terminals on the West Coast, Alaska and Hawaii.

At year-end 1995, two of the company's controlled international flag vessels were being used for floating storage. The remaining international flag vessels were engaged primarily in transporting crude oil from the Middle East, Indonesia, Mexico, West Africa and the North Sea to ports in the United States, Europe, the United Kingdom, and Asia. Refined products also were transported worldwide.

In addition to the tanker fleet summarized in the table above, the company owns a one-sixth undivided interest in each of six LNG ships that are bareboat chartered to the Australian North West Shelf Project. These ships, along with two time-chartered LNG vessels, transport LNG from Australia primarily to various Japanese gas and electric utilities.

Chevron continued to upgrade and "right-size" its fleet of vessels in 1995 by selling one 2.0 million barrel capacity tanker and one 500,000 barrel capacity tanker in its international and U.S. fleet, respectively. The company also had a net reduction in its time-chartered fleet by one tanker and 1.2 million barrels of capacity during 1995. Four international tankers were sold for $282 million and leased back in 1995 to provide fleet management flexibility in the form of charter termination options.

Page 24 of this Annual Report on Form 10-K contains a discussion of the effects of the Federal Oil Pollution Act on the company's shipping operations.

Pipelines: Chevron owns and operates an extensive system of crude oil, refined products and natural gas pipelines in the U.S. The company also has direct or indirect interests in other U.S. and international pipelines. The company's ownership interests in pipelines are summarized in the following table:

    -------------------------------------------------------------------

                    PIPELINE MILEAGE AT DECEMBER 31, 1995

                                         Wholly    Partially
                                          Owned     Owned(1)      Total
                                         ------    ----------    ------
    United States:
        Crude oil(2)                      5,189           605     5,794
        Natural gas                         405            32       437
        Petroleum products                4,265         1,472     5,737
                                         ------        ------    ------
        Total United States               9,859         2,109    11,968
                                         ------        ------    ------

    International:
        Crude oil                             -           772       772
        Natural gas                           -           228       228
        Petroleum products                   12            84        96
                                         ------        ------    ------
        Total International                  12         1,084     1,096
                                         ------        ------    ------
    Worldwide                             9,871         3,193    13,064
                                         ======        ======    ======
    (1)Reflects equity interest in lines.
    (2)Includes gathering lines related to the transportation function. Excludes gathering lines related to the U.S. production function.

    -------------------------------------------------------------------

The company sold its 50 percent interest in Kenai Pipe Line Company, located in Alaska, in March 1995 and its 15 percent interest in Platte Pipe Line Company, located in the central United States, in February 1996.


      CHEMICALS

The company's chemicals operation manufactures and markets commodity chemical products for industrial use and chemical additives for fuels and lubricants. At year-end 1995, Chevron Chemical Company owned and operated 19 U.S. manufacturing facilities in 10 states, owned manufacturing facilities in Brazil and France, and owned a majority interest in a manufacturing facility in Japan. The principal U.S. plants are located at Cedar Bayou, Orange and Port Arthur, Texas; St. James and Belle Chasse, Louisiana; Marietta, Ohio; Pascagoula, Mississippi; and Richmond, California. The company's three major operating divisions in 1995 were "Olefins and Derivatives," "Aromatics and Derivatives," and "Oronite Additives." Chevron completed its withdrawal from the fertilizer business with the sale of its remaining fertilizer plant in St. Helens, Oregon in January 1996.

The following table shows, by chemical division, 1995 revenues and the number of owned or majority owned chemical manufacturing facilities and combined operating capacities as of December 31, 1995.

------------------------------------------------------------------------------
                           CHEMICAL OPERATIONS

                               Manufacturing
                                Facilities
                              --------------                         1995
                                    Inter-          Annual         Revenue(1)
Division                       U.S. national       Capacity       ($ Millions)
 ---------------------------  ----- -------- -------------------- ------------
Olefins and Derivatives         10      -    7,035 million lbs.      $1,541
Aromatics and Derivatives        5      -    5,126 million lbs.       1,263
Oronite Additives                2      3      181 million gal.         876
Other (including
  excise tax)(2)                 2      -                                89
                               ---    ----                           ------
        Totals                  19      3                            $3,769
                               ===    ====                           ======

(1)Excludes intercompany sales.
(2)No meaningful common measurement for annual capacity.

------------------------------------------------------------------------------

The company is reorganizing its Olefins and Aromatics divisions to take better advantage of strengths in U.S. markets and to increase the company's focus on developing international growth opportunities. The former Olefins and Aromatics divisions will be combined to form one U.S. Chemicals Division that will be headquartered in Houston, Texas. A new International Group, headquartered in San Ramon, California, will be responsible for coordination of non-U.S. supply sources, marketing, and new manufacturing projects overseas. The Oronite Additives Division, which already operates internationally, is unaffected by the reorganization.

Expansion of the linear low density polyethylene (LLDPE) manufacturing facility at Cedar Bayou, Texas was completed in the first quarter of 1996. The expansion increased the plant's production capacity of LLDPE by 340 million pounds per year. The company announced plans to expand and modernize its ethylene production facilities at Port Arthur, Texas. The project, expected to begin in 1996 and last through year-end 1997, will increase plant capacity from 1 billion to 1.7 billion pounds per year. The company's Marietta, Ohio polystyrene plant is also slated for a $50 million expansion, which is targeted for an April 1997 start-up. At the company's Pascagoula, Mississippi refinery, construction on a paraxylene facility expansion is scheduled to begin in 1996, with an anticipated start-up date in 1998. Internationally, in a 50/50 joint venture, the company expects to begin construction of a $600 million aromatics complex using the company's Aromax technology in Jubail, Saudi Arabia in 1996. The company has also contracted to build a fuel and lube oil additives plant in Singapore.


      COAL AND OTHER MINERALS

COAL: The company's wholly-owned coal mining and marketing subsidiary, The Pittsburg and Midway Coal Mining Co. (P&M), owned and operated three surface and two underground mines as of year-end 1995. Two of the mines are located in New Mexico and one each in Wyoming, Alabama and Kentucky. All of the mines produce steam coal used primarily for electric power generation. P&M's strategy is to focus on regional markets in the United States, capitalizing on major utility growth markets in the southwest and southeast. P&M also has a 33 percent interest in the Black Beauty Coal Company whose principal operations are in Indiana and Illinois.

Sales of coal from P&M's wholly-owned mines and from its interest in the Black Beauty Coal Company were 17.3 million tons in 1995, a decrease of 15 percent from 1994 sales of 20.4 million tons. The decrease was primarily due to lower sales at the McKinley, New Mexico mine (caused by an abundance of hydroelectric power and high customer coal inventories that led to reduced demand), a reduction in the company's interest in Black Beauty Coal Company from 50 percent to 33 percent in late August 1994 and reduced sales from the Edna, Colorado coal mine that was idled in December 1994. About 60 percent of 1995 sales came from two mines, the McKinley Mine and the

Kemmerer Mine in Wyoming. The average selling price for coal from mines owned and operated by P&M was $23.67 per ton in 1995 compared to $24.39 per ton in 1994, contributing $350 million and $414 million to Chevron's consolidated sales and other operating revenues in 1995 and 1994, respectively. At year-end 1995, P&M controlled approximately 507 million tons of developed and undeveloped coal reserves, including significant reserves of environmentally desirable low-sulfur coal.

Demand growth for coal in the United States remains largely dependent on the demand for electric power, which in turn depends on regional and national economic conditions and on competition from other fuel sources. In 1995, the electric utility industry consumed over 80 percent of all coal produced in the United States. Approximately 88 percent of P&M's coal sales are made to electric utilities. Of those sales, about 50 percent are under contracts longer than 10 years and 20 percent are under three to ten year contracts based on original contract terms. Generally, these contracts contain index adjusted pricing provisions and minimum take requirements that have helped mitigate the effects of short-term fluctuations in coal prices and consumption levels on P&M.


      RESEARCH AND ENVIRONMENTAL PROTECTION

RESEARCH: The company's principal research laboratories are at Richmond and La Habra, California. The Richmond facility engages in research on new and improved refinery processes, develops petroleum and chemical products, and provides technical services for the company and its customers. The La Habra facility conducts research and provides technical support in geology, geophysics and other exploration science, as well as oil production methods such as hydraulics, assisted recovery programs and drilling, including offshore drilling. Employees in subsidiaries engaged primarily in research activities at year-end 1995 numbered approximately 2,300.

Chevron's research and development expenses were $185 million, $179 million and $206 million for the years 1995, 1994 and 1993, respectively.

In August 1995 the company agreed to license its Isodewaxing technology to China's Daqing Petroleum Administrative Bureau for a planned lube base oil plant 750 miles northeast of Bejing. The company's Isodewaxing technology also was selected by Neste Oy for a new lube oil manufacturing facility at Porvoo Refinery near Helsinki, Finland. Isodewaxing is a catalytic process that changes the characteristics of waxy molecules in crude feedstocks, resulting in a greater yield of high-quality base oils at a lower operating cost than conventional solvent-based processing.

Licenses under the company's patents are generally made available to others in the petroleum and chemical industries. However, the company's business is not dependent upon licensing patents.

ENVIRONMENTAL PROTECTION: One of Chevron's goals is to be recognized worldwide for environmental excellence. Chevron's revised corporate policy on Health, Environment and Safety was approved by the stockholders in 1991. In 1992, a comprehensive program of 102 management practices was approved by senior management to strengthen the implementation of the policy. The program is called "Protecting People and the Environment" and is modeled after the Chemical Manufacturers Association's program called "Responsible Care." It is also similar to the American Petroleum Institute's program called "Strategies for Today's Environmental Partnership." In 1994, the company published an environmental, health and safety performance report named "Measuring Progress - A Report on Chevron's Environmental Performance." This report describes the company's environmental performance since its last environmental report issued in 1990 and summarizes the company's policy and approach to environmental protection.

The company's oil and gas exploration activities, along with those of many other petroleum companies, have been hampered by drilling moratoria, imposed because of environmental concerns, in areas where the company has leasehold interests. Difficulties and delays in obtaining necessary permits, such as those experienced by Chevron and its partners in the Point Arguello Field offshore California, can delay or restrict oil and gas development projects. While events such as these can impact current and future earnings, either directly or through lost opportunities, the company does not believe they will have a material effect on the company's consolidated financial position, its liquidity, or its competitive position relative to other U.S. or international petroleum concerns. The situation has, however, been a factor, among others, in the shift of the company's exploration efforts to areas outside of the United States.

Since 1991, the company has spent over $1.6 billion in capital expenditures on air quality projects at its refining facilities, primarily in order to comply with federal and state clean air regulations and to provide consumers with fuels that reduce air pollution and air toxicity. As of January 1, 1995, the Clean Air Act Amendments of 1990 require that only reformulated gasoline (RFG) may be sold in the nine worst ozone areas in the United States and other areas have voluntarily opted into the RFG requirement. In addition, the California Air Resources Board requires a more stringent reformulated gasoline be sold statewide in all service stations beginning on June 1, 1996.

The Federal Oil Pollution Act of 1990 (OPA) created federal authority to direct private responses to oil spills, to improve preparedness and response capabilities, and to impose monetary damages on spillers for restoration and loss of use of the resources during restoration. Under OPA, owners or operators of vessels operating in U.S. waters or transferring cargo in waters within the U.S. Exclusive Economic Zone are required to possess a Certificate of Financial Responsibility for each of these vessels. The Certificate is issued by the U.S. Coast Guard after the owner or operator has demonstrated the ability to meet Coast Guard guidelines for financial responsibility in the case of an oil spill. OPA also requires the scheduled phase-out, by year-end 2014, of all single hull tankers for trading to U.S. ports or transferring cargo in waters within the U.S. Exclusive Economic Zone, which has and will continue to result in the utilization of more costly double hull tankers. A separate single hull phase-out schedule under the International Maritime Organization's Regulation 13 is leading to the utilization of more costly double hull tankers in Europe and some other parts of the world. Chevron has been actively involved in the Marine Preservation Association, a non-profit organization that funds the Marine Spill Response Corporation (MSRC). MSRC owns the largest stockpile of oil spill response equipment in the nation and operates five strategically located U.S. coastal regional centers. In addition, the company is a member of many oil-spill response cooperatives in areas in which it operates around the world.

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

In 1995, the company's U.S. capitalized environmental expenditures were $607 million, representing approximately 29 percent of the company's total consolidated U.S. capital and exploratory expenditures. The company's U.S. capitalized environmental expenditures were $645 million and $620 million in 1994 and 1993, respectively. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities. The expenditures are predominantly in the petroleum segment and relate mostly to air and water quality projects and activities at the company's refineries, oil and gas producing facilities and marketing facilities. For 1996, the company estimates that capital expenditures for environmental control facilities will be approximately $188 million. The actual expenditures for 1996 will depend on various conditions affecting the company's operations and may differ significantly from the company's forecast. The company is committed to protecting the environment wherever it operates, including strict compliance with all governmental regulations. The future annual capital costs of fulfilling this commitment are uncertain, but are expected to stabilize at the estimated 1996 levels with the completion of air quality projects in 1995 to produce cleaner-burning fuels at the company's two California refineries.

Under provisions of the Superfund law, Chevron has been designated as a potentially responsible party (PRP) for remediation of a portion of 251 hazardous waste sites. Since remediation costs will vary from site to site as well as the company's share of responsibility for each site, the number of sites in which the company has been identified as a PRP should not be used as a relevant measure of total liability. At year-end 1995, the company's environmental remediation reserve related to Superfund sites amounted to $60 million. Forecasted expenditures for the largest of these sites, located in California, amounts to approximately 18 percent of the reserve.

The company's 1995 environmental expenditures, remediation provisions and year-end environmental reserves are discussed on pages FS-2 through FS-3 of this Annual Report on Form 10-K. These pages also contain additional discussion of the company's liabilities and exposure under the Superfund law and additional discussion of the effects of the Clean Air Act Amendments of 1990.


ITEM 2. PROPERTIES

The location and character of the company's oil, natural gas, coal and real estate properties and its refining, marketing, transportation and chemical facilities are described above under Item 1. Business and Properties. Information in response to the Securities Exchange Act Industry Guide No. 2 ("Disclosure of Oil and Gas Operations") is also contained in Item 1 and in Tables I through VI on pages FS-29 to FS-34 of this Annual Report on Form 10-K.
Note 13, "Properties, Plant and Equipment," to the company's financial statements contained on page FS-23 of this Annual Report on Form 10-K presents information on the company's gross and net properties, plant and equipment, and related additions and depreciation expenses, by geographic area and industry segment for 1995, 1994 and 1993.


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

Plaintiff's motion to bifurcate this case for two trials was granted by the trial court on January 23, 1995. The first, and now only, trial will concern plaintiff's claims for alleged breach of contract, willful and malicious breach of contract, and negligent misrepresentation. Jury selection is expected to begin in late March 1996. The second trial was to have covered plaintiff's claims for alleged interference with prospective economic advantage in connection with the proposed 1989 DOE settlement, and the claimed DOE liability as additional damages under another claim of breach of contract. These claims were settled in November 1995.

B.  PERTH AMBOY NEW SOURCE PERFORMANCE STANDARD PENALTY.
The United States Environmental Protection Agency (EPA) claims that Chevron's Perth Amboy refinery violated various provisions of the Clean Air Act New Source Performance Standards ("NSPS") as a result of refinery modifications conducted in 1973 and 1983. The EPA issued a compliance order in November 1993 and in 1994 issued a formal determination that the NSPS applied to the refinery. Chevron paid a penalty of approximately $700,000 to settle the matter.

C.  PREMANUFACTURE NOTIFICATION FOR DETERGENT ADDITIVES.
On September 30,1993, the EPA instituted an administrative proceeding, assessing civil penalties of about $17 million for alleged violations of the Toxic Substances Control Act (TSCA). The EPA contends that the company was required to file Premanufacture Notifications (PMNs) with regard to six chemical substances manufactured or imported since 1990. The company believes that no PMNs were required because the chemicals were within the scope of existing TSCA inventory listings. Nevertheless, the company reported the situation to the EPA when it was advised by a third party that the EPA may, without public notice, have revised its interpretation of TSCA regulations to require PMNs to be filed in such circumstances. Thereafter, under protest, the company suspended the production and importation of the chemicals and filed PMNs for them, continuing the suspension for the 90-day period contemplated by TSCA. The detergents in question are very similar to common detergents and intermediates used in their production, and the EPA does not appear to claim that failure to file a PMN resulted in any health or safety risk. The EPA permitted the company to dispose of its current stocks of the chemicals during the period that the company suspended their production and importation. The company has challenged the penalty assessment through an administrative appeal.

D.  EL SEGUNDO REFINERY REFORMULATED GASOLINE PROJECT.
On September 22, 1993, the EPA instituted an administrative proceeding contending that the company had not received a permit required under the Clean Air Act Amendments of 1990 (CAAA) for field activities at the El Segundo refinery relating to the production of reformulated gasolines, which was federally mandated by January 1, 1995 under other provisions of the CAAA. All company activities had been conducted in accordance with authorization by the South Coast Air Quality Management District (SCAQMD), the primary enforcing agency of the rule that the EPA contends the company violated. EPA efforts to cause the company to cease all construction activities were stayed by the Ninth Circuit Court of Appeals, and SCAQMD has since issued the company a formal permit to construct. The EPA also sought civil penalties from the company for activities conducted prior to the issuance of the permit. Chevron paid a penalty of approximately $435,000 to settle the matter.

Other previously reported legal proceedings have been settled or the issues resolved so as not to merit further reporting

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

             EXECUTIVE OFFICERS OF THE REGISTRANT AT MARCH 1, 1996

                                                             Major Area of
Name and Age            Executive Office Held             Responsibility
--------------------  --------------------------------   -----------------------
K. T. Derr       59   Chairman of the Board since 1989   Chief Executive Officer
                      Director since 1981
                      Executive Committee Member
                      since 1986

J. N. Sullivan   58   Vice-Chairman of the Board         Worldwide Refining,
                      since 1989                         Marketing and Trans-
                      Director since 1988                portation Activities,
                      Executive Committee Member         Chemicals, Real Estate,
                      since 1986                         Environmental, Human
                                                         Resources, Coal,
                                                         Administrative
                                                         Services, Aircraft
                                                         Services

R. E. Galvin     64  Vice-President since 1988           North American Explora-
                     Director since 1996                 tion and Production,
                     President of Chevron U.S.A.         Natural Gas Liquids,
                     Production Company since 1992       Research(joint with
                     Executive Committee Member          R.H. Matzke)
                     since 1993

D. J. O'Reilly   49  Vice-President since 1991           U.S. Refining, Market-
                     President of Chevron Products       ing and Supply
                     Company since 1994
                     Executive Committee Member
                     since 1994

M. R. Klitten    51  Vice-President and Chief            Finance
                     Financial Officer since 1989
                     Executive Committee Member
                     since 1989

R. H. Matzke     59  Vice-President since 1990           Overseas Exploration
                     President of Chevron Overseas       and Production,
                     Petroleum Inc. since 1989           Research (joint
                     Executive Committee Member          with R.E. Galvin)
                     since 1993

J. E. Peppercorn 58  Vice-President since 1990           Chemicals
                     President of Chevron Chemical
                     Company since 1989
                     Executive Committee Member
                     since 1993

H. D. Hinman     55  Vice-President and General          Law
                     Counsel since 1993
                     Executive Committee Member
                     since 1993

The Executive Officers of the Corporation consist of the Chairman of the Board, the Vice-Chairman of the Board, and such other officers of the Corporation who are either Directors or members of the Executive Committee, or are chief executive officers of principal business units. Except as noted below, all of the Corporation's Executive Officers have held one or more of such positions for more than five years.


H. D. Hinman   - Partner, Law Firm of Pillsbury Madison & Sutro - 1973
               - Vice-President and General Counsel, Chevron Corporation - 1993

D. J. O'Reilly - Senior Vice-President, Chevron Chemical Company - 1989
               - Vice-President for Strategic Planning and Quality, Chevron
                 Corporation - 1991
               - Vice-President, Chevron Corporation and
                 President, Chevron U.S.A. Products Company - 1994

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information on Chevron's common stock market prices, dividends, principal exchanges on which the stock is traded and number of stockholders of record is contained in the Quarterly Results and Stock Market Data tabulations, on page FS-11 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for years 1991 through 1995 are presented on page FS-35 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Indexes to Financial Statements, Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations are presented on page 34 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Indexes to Financial Statements, Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations are presented on page 34 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on Directors on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1996, is incorporated herein by reference in this Annual Report on Form 10-K. See Executive Officers of the Registrant on pages 27 and 28 of this Annual Report on Form 10-K for information about executive officers of the company.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained on pages 20 through 21 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1996 and is incorporated herein by reference in this Annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information on pages 10 through 13 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1996, is incorporated herein by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on page 5 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1996, is incorporated herein by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or related transactions requiring disclosure under
Item 404 of Regulation S-K.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS:                                    PAGE (S)
                                                                  --------------
              Report of Independent Accountants                       FS-12

              Consolidated Statement of Income
                for the three years ended December 31, 1995           FS-12

              Consolidated Balance Sheet at
                December 31, 1995 and 1994                            FS-13

              Consolidated Statement of Cash Flows for
                the three years ended December 31, 1995               FS-14

              Consolidated Statement of Stockholders' Equity
                for the three years ended December 31, 1995           FS-15

              Notes to Consolidated Financial Statements          FS-16 to FS-28

        (2) FINANCIAL STATEMENT SCHEDULES:

              Caltex Group of Companies Combined
                Financial Statements                                C-1 to C-20

              The Combined Financial Statements of the Caltex Group of Companies are filed as part of this report. All schedules are omitted because they are not applicable or the required information is included in the combined financial statements or notes thereto.

        (3) EXHIBITS:

              The Exhibit Index on pages 32 and 33 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

    (B) REPORTS ON FORM 8-K:

               A Current Report on Form 8-K, dated December 6, 1995, was filed by the company on December 6, 1995. This report announced that the Registrant's 50 percent owned affiliate, Caltex Petroleum Corporation ("Caltex"), had signed a letter of intent to sell its 50 percent interest in Nippon Petroleum Refining Company, Limited to Caltex's partner, Nippon Oil Company, Limited.

               A Current Report on Form 8-K, dated January 4, 1996, was filed by the company on January 4, 1996. This report announced the Registrant's adoption, in the fourth quarter of 1995, of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

               A Current Report on Form 8-K, dated January 22, 1996, was filed by the company on January 22, 1996. This report announced that the Registrant and NGC Corporation had signed an exclusivity agreement to negotiate the merger of certain natural gas gathering, processing and marketing operations.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1996.

                                       Chevron Corporation


                                       By             KENNETH T. DERR*
                                          --------------------------------------
                                          Kenneth T. Derr, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 1996.


PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)  DIRECTORS


           KENNETH T. DERR*                           SAMUEL H. ARMACOST*
--------------------------------------        ----------------------------------
Kenneth T. Derr, Chairman of the Board                Samuel H. Armacost


         JAMES N. SULLIVAN*                            RAYMOND E. GALVIN*
--------------------------------------        ----------------------------------
         James N. Sullivan,                            Raymond E. Galvin
    Vice-Chairman of the Board

                                                           SAM GINN*
                                              ----------------------------------
PRINCIPAL FINANCIAL OFFICER                                Sam Ginn


         MARTIN R. KLITTEN*                             CARLA A. HILLS*
--------------------------------------        ----------------------------------
  Martin R. Klitten, Vice-President                     Carla A. Hills
    and Chief Financial Officer

                                                       CHARLES M. PIGOTT*
                                               ---------------------------------
                                                       Charles M. Pigott
PRINCIPAL ACCOUNTING OFFICER

                                                        CONDOLEEZZA RICE*
       DONALD G. HENDERSON*                    ---------------------------------
--------------------------------------                  Condoleezza Rice
       Donald G. Henderson,
 Vice-President and Comptroller
                                                         JOHN A. YOUNG*
                                                --------------------------------
                                                         John A. Young


                                                      GEORGE H. WEYERHAEUSER*
                                                --------------------------------
                                                      George H. Weyerhaeuser


*By:        /s/ LYDIA I. BEEBE
     ---------------------------------
     Lydia I. Beebe, Attorney-in-Fact

                                 EXHIBIT INDEX
EXHIBIT
  NO.                                   DESCRIPTION
-------  -----------------------------------------------------------------------
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

   12.1  Computation of Ratio of Earnings to Fixed Charges (page E-1).

   21.1  Subsidiaries of Chevron Corporation (page E-2).

   23.1  Consent of Price Waterhouse LLP (page E-3).

                                 EXHIBIT INDEX
(continued)

EXHIBIT
  NO.                                   DESCRIPTION
-------  -----------------------------------------------------------------------
   23.2  Consent of KPMG Peat Marwick LLP (page E-4).

   24.1  Powers of Attorney for directors and certain officers of Chevron
    to   Corporation, authorizing the signing of the Annual Report on Form 10-K
  24.12  on their behalf.

   27.1  Financial Data Schedule

   99.1  Definitions of Selected Financial Terms (page E-5).

Copies of above exhibits not contained herein are available, at a fee of $2 per document, to any security holder upon written request to the Secretary's Department, Chevron Corporation, 575 Market Street, San Francisco, California 94105.

                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                    PAGE(S)
                                                               ----------------
Management's Discussion and Analysis .........................   FS-1 to FS-10

Quarterly Results and Stock Market Data ......................   FS-11

Report of Management .........................................   FS-11

Report of Independent Accountants ............................   FS-12

Consolidated Statement of Income .............................   FS-12

Consolidated Balance Sheet ...................................   FS-13

Consolidated Statement of Cash Flows .........................   FS-14

Consolidated Statement of Stockholder's Equity ...............   FS-15

Notes to Consolidated Financial Statements ...................   FS-16 to FS-28

Supplemental Information on Oil and Gas Producing Activities .   FS-29 to FS-34

Five-Year Financial Summary ..................................   FS-35

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


KEY FINANCIAL RESULTS
Millions of dollars, except per-share amounts      1995       1994       1993
-----------------------------------------------------------------------------
Sales and Other Operating Revenues              $36,310    $35,130    $36,191
Net Income                                      $   930    $ 1,693    $ 1,265
Special (Charges) Credits
  Included in Net Income                        $(1,032)   $    22    $  (883)
Per Share:
    Net Income                                  $  1.43    $  2.60    $  1.94
    Dividends                                   $  1.925   $  1.85    $  1.75
Return On:
    Average Capital Employed                       5.3%       8.7%       6.8%
    Average Stockholders' Equity                   6.4%      11.8%       9.1%
=============================================================================

Chevron's net income for 1995 was $930 million, down substantially from $1.693 billion in 1994 and $1.265 billion in 1993. However, special items, particularly in 1995 and 1993, and a new accounting standard on asset impairment that was adopted in 1995, affected the comparability of the company's reported results. Special items and the new accounting standard, after related tax effects, decreased reported earnings by $1.032 billion in 1995 and $883 million in 1993, while increasing earnings by $22 million in 1994. Excluding the effects of the new accounting standard in 1995 and special items in all years, operating earnings of $1.962 billion in 1995 were up 17 percent from the $1.671 billion earned in 1994, but down 9 percent from 1993's operating earnings of $2.148 billion.

OPERATING ENVIRONMENT AND OUTLOOK. After four years of declining crude oil prices, Chevron's crude oil realizations increased in 1995. The company's
U.S. realizations averaged $1.48 per barrel higher than in 1994, and international realizations were up $1.24. However, worldwide crude oil supplies continue to be plentiful and are expected to remain so for the foreseeable future. Non-OPEC crude oil sources have proliferated, and OPEC member countries continue to influence crude oil prices through their production levels.

On the other hand, U.S. natural gas prices continued to decline, falling an average of 26 cents per thousand cubic feet to $1.51, as supplies of this commodity continue to exceed demand, which is heavily dependent on weather conditions and the price of alternate fuels, such as fuel oil. The company's international gas realizations also were down an average 11 cents per thousand cubic feet to $1.73.

Industry refined product sales margins continued to be weak worldwide throughout the year. U.S. refining margins were especially low in the Gulf Coast region, and marketing margins were weak on both the Gulf and West Coasts, as ample supplies and a competitive marketplace prevented product prices from fully reflecting the higher crude oil costs. These same reasons held down product prices in the company's international refining and marketing areas in the United Kingdom, Canada and, through its Caltex affiliate, the Asia-Pacific region.

In addition, Chevron's U.S. refining operations were negatively affected by significant refinery downtime in 1995 for planned major maintenance and, to a lesser extent, for unplanned downtime due to refinery problems. The company's Richmond, California, refinery was down much of the fourth quarter for upgrades required to produce California-mandated cleaner-burning gasolines.

The chemicals industry continued to strengthen in 1995's first half, as strong demand translated to higher prices and increased sales volumes for Chevron's olefins and aromatics products. These favorable conditions peaked midyear and softened throughout the second half of 1995 and into 1996. Also, the company's Port Arthur, Texas, ethylene unit was down for unplanned maintenance in early 1996. The company does not expect that 1996 chemicals results will be as strong as 1995's.

Unusually cold weather in the eastern and central United States in late 1995 and into 1996 pushed natural gas prices sharply higher due to increased heating demand and low customer inventory levels. Crude oil prices also rose on increased heating oil demand. The Henry Hub natural gas spot price, an industry marker, was $2.91 per thousand cubic feet at year-end 1995 and continued to increase into 1996, but retreated to $2.72 by late February 1996. Chevron's posted price for West Texas Intermediate (WTI), a benchmark crude oil, was $18.50 per barrel at year-end 1995 and $18.00 at February 23, 1996.

Chevron has no major refinery maintenance scheduled for 1996 and is positioned to refine and market the California cleaner-burning gasolines mandated in the second quarter. Weak industry sales margins have continued into 1996, and it is uncertain whether the increased cost of manufacturing these fuels initially will be recovered in the marketplace. Also, customer acceptance of the new gasolines, together with the overall industry supply and demand situation, could affect the company's 1996 results.

The company continues to review its operations to improve its competitiveness and profitability. In 1995, the decision was made to exit the real estate development business, a non-core activity located in California, and completion of the sale of these properties is expected in the first half of 1996.

U.S. gasoline marketing is being reorganized to more efficiently serve the customer by combining regional offices and consolidating support functions;
the international and U.S. trading and lubricants businesses are being integrated into global organizations; and the chemicals operations are being reorganized into geographic areas to facilitate international growth. Two staff functions - Human Resources and Finance - are each adopting a shared services approach to provide support to other Chevron organizations, and a new financial information system is being installed throughout the company. All these initiatives are intended to help the company accomplish its strategic intents more effectively and at a lower cost.

In December 1995, Chevron entered into a service agreement with Maraven, a subsidiary of Venezuela's national oil company, to operate and further develop the Boscan heavy oil field in Venezuela. The field currently produces about 80,000 barrels per day. As operator, Chevron will receive a per-barrel fee. Concurrently, agreements were entered into to supply heavy crude oil to four Chevron U.S. refineries and to form a joint venture with Maraven to market Chevron-made asphalt in the western United States. These activities are expected to be in full operation by mid-1996.

Caltex, Chevron's 50 percent-owned refining and marketing affiliate, is selling its 50 percent interest in a refining company in Japan to its partner, Nippon Oil Company, for about $2 billion. The sale, which will result in a significant gain, is expected to be completed in the first half of 1996. The sales proceeds are expected to fund dividends to the stockholders and to help fund Caltex expansion projects in higher-growth areas of the Asia-Pacific region. Caltex's new grass-roots refinery in Thailand is scheduled for completion in mid-1996.

In January 1996, Chevron announced its intent to merge substantially all of its U.S. natural gas liquids and natural gas marketing businesses with NGC Corporation. The company believes the merger will position these activities for greater growth. If an agreement is reached, the transaction is expected to be completed by midyear. Chevron will have, through common and preferred stock holdings, an approximate 28 percent equity interest in the resulting company, which will be North America's largest natural gas marketer, as well as the largest processor and marketer of natural gas liquids. In addition, Chevron expects to negotiate separate agreements for the new company to market Chevron's North American natural gas production and provide energy and feedstock requirements to its refineries and chemicals facilities.

INTERNATIONAL EXPLORATION AND PRODUCTION DEVELOPMENTS. Production from Tengizchevroil (TCO), a 50 percent-owned joint venture with the Republic of Kazakstan, continues to be constrained by lack of sufficient export capability. In 1995, liquids production averaged 58,000 barrels per day, up from 46,000 in 1994. At year end, daily production was at 64,000 barrels. Crude oil production capacity currently is 95,000 barrels per day, which is significantly less than the field's potential. Further field development is dependent upon the availability of additional export capability or the securing of other marketing alternatives. The partners remain committed to realizing the full potential of the project and are developing additional markets as they continue to explore political and commercial solutions to the export situation. Chevron's cash investment in TCO at year-end 1995 was $717 million.

Chevron has significant oil-producing properties and major development projects under way in Nigeria and Angola's Cabinda exclave, both of which continue to experience political uncertainty and civil unrest. Although its operations generally have been unaffected, the company continues to closely monitor developments. In 1995, Chevron's net share of production averaged 133,000 and 118,000 barrels per day in Nigeria and Angola, respectively. In prior years, Chevron's partner in Nigeria, the government-owned Nigerian National Petroleum Corporation (NNPC), had fallen behind in paying its cash calls to Chevron and to other oil companies operating in Nigeria. During 1995, NNPC made considerable progress in bringing its payments to a more-current basis.

The respective participants in the U.K. and Norwegian sectors of the North Sea Statfjord field have been unable to agree on an equity redetermination in the field and have submitted the matter for resolution by an independent expert. Chevron's share of 1995 production from Statfjord was 28,000 oil and equivalent gas barrels per day in 1995.

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

Using definitions and guidelines established by the American Petroleum Institute, Chevron estimates its worldwide environmental spending in 1995 was about $1.442 billion for its consolidated companies. Included in these expenditures were $663 million of environmental capital expenditures and $779 million of costs associated with the control and abatement of hazardous substances and pollutants from ongoing operations. The total amount also includes spending charged against reserves established in prior years for environmental cleanup programs (but not non-cash provisions to increase these reserves or establish new ones during the year).

In addition to the costs for environmental protection associated with its ongoing operations and products, the company may incur expenses for corrective actions at various current and previously owned facilities and waste-disposal sites. An obligation to take remedial action may be incurred as a result of the enactment of laws, such as the federal Superfund law, or the issuance of new regulations, or as the result of the company's own policies in this area. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. In addition, an obligation may arise when operations are closed or sold, or at non-Chevron sites where company products have been handled or disposed of. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under standards existing at the time, but now require investigatory and/or remedial work to meet current standards.

During 1995, the company recorded $140 million of before-tax provisions ($90 million after tax) for environmental remediation efforts, including Superfund sites. Also, included in the company's provision for the expected loss from exiting its real estate development activities was $37 million ($24 million after tax) for estimated environmental cleanup liabilities retained in connection with the sale of certain properties. Actual expenditures charged against these provisions and other previously established reserves amounted to $162 million in

1995. At year-end 1995, the company's environmental remediation reserves were $1.234 billion, including $60 million related to Superfund sites.

Under provisions of the Superfund law, the Environmental Protection Agency (EPA) has designated Chevron a Potentially Responsible Party (PRP) or has otherwise involved it in the remediation of 251 hazardous waste sites. At year-end 1995, the company's cumulative share of costs and settlements for approximately 174 of these sites, for which payments or provisions have been made in 1995 and prior years, was about $131 million, including a provision of $17 million made during 1995. No single site is expected to result in a material liability for the company at this time. For the remaining sites, investigations are not yet at a stage where the company is able to quantify a probable liability or determine a range of reasonably possible exposure. The Superfund law provides for joint and several liability. Any future actions by the EPA or other regulatory agencies to require Chevron to assume other responsible parties' costs at designated hazardous waste sites are not expected to have a material effect on the company's consolidated financial position or liquidity.

It is likely the company will continue to incur additional charges beyond those reserved for environmental remediation relating to past operations. These future costs are indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the amounts of future costs may be material to the company's results of operations in the period in which they are recognized, the company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had or will have any significant impact on the company's competitive position relative to other domestic or international petroleum or chemicals concerns. Although environmental compliance costs are substantial, the company has no reason to believe they vary significantly from similar costs incurred by other companies engaged in similar businesses in similar areas. The company believes that such costs ultimately are reflected in the petroleum and chemicals industries' prices for products and services.

Over the past several years, the petroleum industry has incurred major capital expenditures to meet clean-air regulations, such as the 1990 amendments to the Clean Air Act in the United States. For companies operating in California, where Chevron has a significant presence, the California Air Resources Board has imposed even stricter requirements. Over the past five years, Chevron spent approximately $1.8 billion on capital projects to comply with air quality related measures. The bulk of this required spending has been completed. For 1996, total estimated environmental capital expenditures are estimated at $244 million, compared with $663 million spent in 1995, reflecting the completion of major air quality projects. These capital costs are in addition to the ongoing costs of complying with other environmental regulations and the costs to remediate previously contaminated sites.

In addition to the reserves for environmental remediation discussed above, the company maintains reserves for dismantlement, abandonment and restoration of its worldwide oil, gas and coal properties at the end of their productive lives. Most such costs are environmentally related. Provisions are recognized on a unit-of-production basis as the properties are produced. The amount of these reserves at year-end 1995 was $1.7 billion and is included in accumulated depreciation, depletion and amortization in the company's consolidated balance sheet.

For the company's other ongoing operating assets, such as refineries, no provisions are made for exit or cleanup costs that may be required when such assets reach the end of their useful lives unless a decision to sell or otherwise abandon the facility has been made.

OTHER CONTINGENCIES. At year-end 1995, the company had $250 million of suspended exploratory wells included in properties, plant and equipment. The wells are suspended pending a final determination of the commercial potential of the related oil and gas fields. These well costs will be capitalized or expensed depending on the results of future drilling activity and development decisions.

The company is the subject of various lawsuits and claims and other contingent liabilities. These are discussed in the notes to the accompanying consolidated financial statements. The company believes that the resolution of these matters will not materially affect its financial position or liquidity, although losses could be material with respect to earnings in any given period.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. Some of the instruments may be settled by delivery of the underlying commodity, whereas others can only be settled by cash. All these instruments are commonly used in the global trade of petroleum products and are relatively straightforward, involve little complexity and, with the exception of certain long-term natural gas swaps, are of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction; hence gains and losses arising from these instruments offset, and are recognized concurrently with, gains and losses from the underlying commodities. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps, and that its control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures.

NEW ACCOUNTING STANDARDS. Effective October 1, 1995, the company adopted a new accounting standard, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard required non-cash charges amounting to $659 million after tax, mostly related to impairment write-downs of U.S. oil and gas producing properties. Impairment of the properties under the new standard is determined on an individual field basis, whereas previously impairment was evaluated using an aggregated approach.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial and reporting standards for stock-based employee compensation plans, which will be effective for Chevron's 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair-value-based method of accounting for such plans, in place of current accounting standards. Companies electing to continue their existing accounting must make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied. The company is evaluating the statement and has made no decision whether to adopt the new accounting or continue its present accounting.

SPECIAL ITEMS. Net income is affected by transactions that are unrelated to, or are not representative of, the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year as well as affect comparability between years. Following is a table that summarizes the (losses) gains, on an after-tax basis, from special items included in the company's reported net income.

Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Asset Write-offs and Revaluations
    New Accounting Standard                     $  (659)     $   -      $   -
    Other                                          (304)         -        (71)
Environmental Remediation Provisions                (90)      (304)       (90)
Restructurings and Reorganizations                  (50)       (45)      (554)
Prior-Year Tax Adjustments                          (22)       344       (130)
Asset Dispositions                                    7         48        122
LIFO Inventory Gains (Losses)                         2        (10)       (46)
Other                                                84        (11)      (114)
-----------------------------------------------------------------------------
    Total Special Items                         $(1,032)     $  22      $(883)
=============================================================================

ASSET WRITE-OFFS AND REVALUATIONS. In 1995, an estimated loss of $168 million was recognized in connection with the company's decision to exit its real estate development business. Included in this charge was $24 million for anticipated environmental remediation costs. Concurrent with implementing the new accounting standard for asset impairment in 1995, and in preparation for installation of the company's new financial information system, a comprehensive review of all the company's fixed assets was conducted. As a result of this review, asset write-offs of $94 million were recorded. Also, the write-down of certain assets made obsolete by the conversion of two West Coast refineries to produce the new California-mandated reformulated gasolines amounted to $38 million. Other miscellaneous asset write-offs in 1995 amounted to $4 million. In 1993, asset write-offs of $71 million comprised certain U.S. refinery assets, U.S. and Canadian production assets, and miscellaneous corporate assets.

ENVIRONMENTAL REMEDIATION PROVISIONS pertain to estimated future costs for environmental cleanup programs at certain of the company's U.S. service stations, marketing terminals, refineries, chemical locations, and oil and gas properties; divested operations in which Chevron has liability for future cleanup costs; and sites, commonly referred to as Superfund sites, for which the company has been designated a PRP by the EPA. Provisions for environmental remediation amounted to $90 million in 1995, $304 million in 1994 and $90 million in 1993.

RESTRUCTURINGS AND REORGANIZATIONS charges in 1995 were $50 million, including $12 million related to restructurings at Chevron's Caltex affiliate, and consisted principally of voluntary and involuntary employee severance provisions in connection with reorganizations of various business activities. The 1993 charge of $554 million was composed primarily of a write-down of the company's Philadelphia and Port Arthur, Texas, refinery facilities and related inventories to their realizable values. In estimating the refineries' realizable values, the company took into account certain environmental cleanup obligations. The charges also included provisions for environmental site assessments and employee severance. In 1994, a $45 million adjustment was made to the 1993 charge as the result of environmental remediation actions agreed to with regulatory agencies, and retained by the company, in connection with the terms of the sale of the Port Arthur refinery, and to recognize the effect of the refinery sale on the company's chemicals operations. The Philadelphia refinery was sold in August 1994, and the Port Arthur refinery sale was completed in February 1995. At year-end 1995, the balance remaining in the refineries' reserve was for estimated environmental clean-up liabilities and was included in the company's total environmental reserves.

PRIOR-YEAR TAX ADJUSTMENTS are generally the result of the settlement of audit issues with taxing authorities or the re-evaluation by the company of its tax liabilities as a result of new developments. Also, adjustments are required for the effect on deferred income taxes of changes in statutory tax rates. In 1995, charges for prior-year tax adjustments were $22 million, relating primarily to a change in the Australian income tax rate. Tax adjustments in 1994 increased earnings $344 million, including the net reversal of $301 million of tax and related interest reserves resulting from the company's global settlement with the Internal Revenue Service (IRS) for issues relating to the years 1979 through 1987. Tax adjustments decreased earnings $130 million in 1993, which included the effect of a one percent increase in the U.S. corporate income tax rate.

ASSET DISPOSITIONS in 1995 increased earnings a net $7 million and consisted of sales of a fertilizer plant, natural gas storage facility, and a small oil and gas property in the United States. The 1994 sale of the company's lead and zinc prospect in Ireland generated an after-tax profit of $48 million. The Ortho lawn and garden products business was the major asset sold in 1993, generating a $130 million gain.

LIFO INVENTORY LIQUIDATION GAINS (LOSSES) result from the reduction of inventories in certain inventory pools valued under the Last-In, First-Out
(LIFO) accounting method. LIFO effects increased net income in 1995 by $2 million as inventories were liquidated at historical costs that were lower than the current year costs. LIFO losses decreased net income in 1994 and 1993 by $10 million and $46 million, respectively, when inventories were liquidated at historical costs that were higher than costs incurred in those years. These amounts include the company's equity share of Caltex LIFO inventory effects. Chevron's consolidated petroleum inventories were 93 million barrels at year-end 1995 and 99 million barrels at year-end 1994 and 1993.

OTHER SPECIAL ITEMS in 1995 benefited earnings a net $84 million. A gain of $86 million related to a sale of land by a Caltex affiliate in Japan and a refund of $27 million for federal lease costs were offset partially by litigation and other costs. Charges in 1994 for litigation and regulatory settlements of $31 million were offset partially by a casualty insurance recovery of $20 million. In 1993, net additions of $70 million to reserves for various litigation and regulatory issues and a one-time cash bonus award to employees of $60 million, were offset partially by a favorable inventory adjustment of $16 million.

RESULTS OF OPERATIONS. Operating results for 1995 were strong in all areas except for U.S. downstream operations where very poor results severely affected total earnings. Both chemicals and international upstream businesses turned in record earnings, and U.S. upstream operations performed well despite low natural gas prices. International oil and gas production and reserves increased for the sixth consecutive year. In 1995, international oil and gas production was up 4 percent, and the company replaced about 178 percent of its international production through proved reserve additions, resulting in a worldwide replacement rate of about 138 percent.

U.S. downstream results in 1995 were affected by scheduled major maintenance turnarounds at all the company's core refineries, particularly an extended turnaround of the Richmond, California, refinery to tie in new units required to produce the new California-mandated reformulated fuels. This, along with some unplanned refinery problems and low industry refining margins, resulted in severely depressed earnings for these operations.

Results for 1994 compared with 1993 were depressed by lower average crude oil and natural gas prices and lower sales margins on refined products. Crude oil prices were especially low in the first quarter of 1994, and U.S. refined products margins were very weak in the second quarter. In addition to these industry conditions, the company experienced unscheduled refinery downtime and other refinery operating problems at its U.S. operations that further reduced earnings, particularly in the first half of 1994. Chemicals operations, however, were very strong, benefiting from improved industry fundamentals and the restructuring and cost-reduction programs undertaken in recent years.

SALES AND OTHER OPERATING REVENUES were $36.3 billion, compared with $35.1 billion in 1994 and $36.2 billion in 1993. Revenues improved from 1994 primarily because of higher prices for crude oil and refined products and higher chemicals prices and sales volumes, partially offset by lower refined products sales volumes and lower natural gas prices. The decline in 1994 revenues from 1993 was due to lower prices for crude oil, natural gas and refined products, together with lower refined products sales volumes. Higher crude oil and refined products prices, together with increased volumes of third-party purchased products, accounted for the increases in PURCHASED CRUDE OIL AND PRODUCTS costs in 1995.

OTHER INCOME in all years included net gains resulting from the disposition of non-core assets, which caused other income to fluctuate from year to year.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES, adjusted for special items, declined $272 million in 1995. Annual operating costs in 1995 were $1.3 billion less than in 1991, the base measurement year set when the company launched its cost-reduction program in early 1992. Although a portion of this cost reduction is a result of operations disposed of over the years, much of the decrease is due to a significant reduction in the company's ongoing cost structure. Operating expenses in 1995 were negatively affected by scheduled refinery shutdowns and maintenance. Unanticipated costs associated with unscheduled refinery shutdowns and other refinery operating problems also affected operating costs in both 1995 and 1994.

Reported selling, general and administrative expenses in 1994 were unusually low due to a reversal of $319 million of accrued interest reserves on federal income taxes payable resulting from the company's settlement with the IRS of most issues for nine open tax years.

Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Operating Expenses                               $5,974     $6,383     $7,104
Selling, General and
    Administrative Expenses                       1,384        963      1,530
-----------------------------------------------------------------------------
    Total Operational Costs                       7,358      7,346      8,634
Eliminate Special Charges Before Tax               (514)      (230)    (1,368)
-----------------------------------------------------------------------------
    Adjusted Ongoing Operational Costs           $6,844     $7,116     $7,266
=============================================================================

DEPRECIATION, DEPLETION AND AMORTIZATION increased in 1995 from 1994 and 1993 because of the impairment of certain fixed assets together with other adjustments to fixed asset carrying values.

TAXES on income were $859 million in 1995, $1.110 billion in 1994 and $1.161 billion in 1993, equating to effective income tax rates of 48 percent, 39.6 percent and 47.9 percent for each of the three years, respectively. The 1995 tax rate reflected a shift in taxable earnings from lower tax-rate countries to higher tax-rate countries. This increase in the tax rate was offset partially by higher tax credits and an increase in equity earnings recorded on an after-tax basis. The lower 1994 tax rate is attributable to the effect of favorable prior year tax adjustments resulting from a global settlement with the IRS of most issues for the years 1979 through 1987, which included the reversal of excess interest reserves with little associated tax effect. Taxes in 1993 included unfavorable prior-year tax adjustments, including a one percent increase in the statutory U.S. corporate income tax rate.

CURRENCY TRANSACTIONS decreased net income $15 million and $64 million in 1995 and 1994, respectively, compared with an increase of $46 million in 1993. These amounts include the company's share of affiliates' currency transactions. The loss on currency transactions in 1995 resulted from fluctu-ations in the value of the Canadian and Nigerian currencies relative to the U.S. dollar, while in 1994 it was due primarily to fluctuations in the value of the Australian and Philippine currencies. In 1993, gains resulted from fluctuations in the currency of Nigeria.

RESULTS BY MAJOR OPERATING AREAS
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Exploration and Production
    United States                                $   72     $  518     $  566
    International                                   690        539        580
-----------------------------------------------------------------------------
    Total Exploration and Production                762      1,057      1,146
-----------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                  (104)        40       (170)
    International                                   345        239        252
-----------------------------------------------------------------------------
    Total Refining, Marketing
      and Transportation                            241        279         82
-----------------------------------------------------------------------------
    Total Petroleum                               1,003      1,336      1,228
Chemicals                                           484        206        143
Coal and Other Minerals                             (18)       111         44
Corporate and Other                                (539)        40       (150)
-----------------------------------------------------------------------------
Net Income                                       $  930     $1,693     $1,265
=============================================================================

SPECIAL ITEMS BY MAJOR OPERATING AREAS
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Exploration and Production
    United States                               $  (480)     $ (66)     $(136)
    International                                  (121)        20        (61)
-----------------------------------------------------------------------------
    Total Exploration and Production               (601)       (46)      (197)
-----------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                  (179)      (285)      (725)
    International                                    62        (10)         1
-----------------------------------------------------------------------------
    Total Refining, Marketing
      and Transportation                           (117)      (295)      (724)
-----------------------------------------------------------------------------
    Total Petroleum                                (718)      (341)      (921)
Chemicals                                           (40)        (9)       112
Coal and Other Minerals                             (65)        48          -
Corporate and Other                                (209)       324        (74)
-----------------------------------------------------------------------------
Total Special Items Included in Net Income      $(1,032)     $  22      $(883)
=============================================================================

U.S. EXPLORATION AND PRODUCTION earnings in 1995, excluding special items, were down 5 percent from 1994 levels and 21 percent from 1993. Operationally, higher crude oil prices in 1995 did not fully offset the effects of lower production volumes and lower natural gas prices. Natural gas accounts for about half the company's combined U.S. oil and gas production. Lower average crude oil and natural gas prices and lower crude oil production levels in 1994 contributed to the earnings decline from 1993.

U.S. EXPLORATION AND PRODUCTION
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Earnings, Excluding Special Items                 $ 552       $584      $ 702
-----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
    New Accounting Standard                        (490)         -          -
    Other                                            (7)         -        (13)
Environmental Remediation Provisions                 (8)       (51)       (13)
Restructurings and Reorganizations                    -          -         (2)
Prior-Year Tax Adjustments                            -          -        (40)
Asset Dispositions                                   (2)         -        (54)
LIFO Inventory (Losses)Gains                          -         (4)         1
Other                                                27        (11)       (15)
-----------------------------------------------------------------------------
    Total Special Items                            (480)       (66)      (136)
-----------------------------------------------------------------------------
    Reported Earnings                             $  72       $518      $ 566
=============================================================================

Net liquids production for 1995 averaged 350,000 barrels per day, down 5 percent from 369,000 barrels per day in 1994 and down 11 percent from 394,000 barrels per day in 1993. Net natural gas production in 1995 averaged about 1.9 billion cubic feet per day, compared with 2.1 billion cubic feet per day in 1994 and 1993. The production declines resulted from producing property sales and from normal field declines, partially offset by new production. The company has several projects under way, including major long-term development projects in the Gulf of Mexico, which are expected to stabilize its U.S. oil and gas production volumes.

The company's average crude oil realizations were $15.34 per barrel in 1995, an increase of $1.48 from $13.86 per barrel in 1994 and a 76 cent increase over the $14.58 per barrel averaged in 1993. Crude oil prices began falling in the second half of 1993, reached a low point early in 1994, recovered by year-end 1994 and remained relatively steady during 1995.

Average natural gas prices were $1.51 per thousand cubic feet in 1995, down 26 cents from the 1994 average of $1.77 per thousand cubic feet. Natural gas prices also fell throughout 1994, down 22 cents from $1.99 in 1993. Natural gas prices increased in December 1995 and have remained strong into 1996, reflecting increased demand caused by abnormally cold weather in the eastern United States.

Ongoing operating expenses and exploration expenses in 1995 both declined from 1994 and 1993 levels. Ongoing depreciation expense declined each year as a result of lower production volumes.

INTERNATIONAL EXPLORATION AND PRODUCTION earnings in 1995 reflected higher crude oil sales volumes and prices. Also contributing to the improved results was the benefit of significantly lower effective tax rates in West Africa, primarily resulting from credits associated with crude oil reserve additions. In 1994, an $85 million swing in foreign exchange rates was the principal cause of the earnings decline from 1993 levels.

INTERNATIONAL EXPLORATION AND PRODUCTION
Millions of dollars                                 1995      1994       1993
-----------------------------------------------------------------------------
Earnings, Excluding Special Items                  $ 811      $519       $641
-----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
    New Accounting Standard                          (81)        -        (19)
Restructurings and Reorganizations                   (10)        -         (2)
Prior-Year Tax Adjustments                           (22)       20        (63)
Asset Dispositions                                     -         -         29
LIFO Inventory Losses                                 (1)        -         (1)
Other                                                 (7)        -         (5)
-----------------------------------------------------------------------------
    Total Special Items                             (121)       20        (61)
-----------------------------------------------------------------------------
    Reported Earnings                              $ 690      $539       $580
=============================================================================

Operationally, the company's average international liquids prices, including equity affiliates, increased to $16.10 per barrel from $14.86 in 1994 and was about the same as the 1993 price of $16.09 per barrel. Average natural gas prices were $1.73 per thousand cubic feet in 1995, compared with $1.84 and $2.08 in 1994 and 1993, respectively.

In 1995, net liquids production, including production from equity affiliates, increased 4 percent over 1994 to 651,000 barrels per day, and was up 17 percent from 1993 production levels. New production in West Africa, China and Australia accounted for most of the increase. Net natural gas production volumes also increased in 1995, up 3 percent from 1994 to 565 million cubic feet per day and up 20 percent from 1993 levels. Production of crude oil and natural gas has been increasing steadily since the late 1980s, reflecting the company's successful strategy of growing its international operations.

In 1995 and 1994, foreign exchange losses were $16 million and $28 million, respectively, whereas in 1993 foreign exchange gains amounted to $57 million.

SELECTED OPERATING DATA
                                                    1995      1994       1993
-----------------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                        350       369        394
Net Natural Gas Production (MMCFPD)                1,868     2,085      2,056
Natural Gas Liquids Sales (MBPD)                     213       215        211
Revenues from Net Production
    Crude Oil ($/Bbl)                             $15.34    $13.86     $14.58
    Natural Gas ($/MCF)                           $ 1.51    $ 1.77     $ 1.99

INTERNATIONAL EXPLORATION AND PRODUCTION(1)
Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                        651       624       556
Net Natural Gas Production (MMCFPD)                  565       546       469
Natural Gas Liquids Sales (MBPD)                      47        34        37
Revenues from Liftings
    Liquids ($/Bbl)                               $16.10    $14.86    $16.09
    Natural Gas ($/MCF)                           $ 1.73    $ 1.84    $ 2.08

U.S. REFINING AND MARKETING
Gasoline Sales (MBPD)                                552       615       652
Other Refined Products Sales (MBPD)                  565       699       771
Refinery Input (MBPD)                                925     1,213     1,307
Average Refined Products
    Sales Price ($/Bbl)                           $26.19    $24.37    $25.35

INTERNATIONAL REFINING AND MARKETING(1)
Refined Products Sales (MBPD)                        969       934       923
Refinery Input (MBPD)                                598       623       598

CHEMICALS SALES AND OTHER OPERATING REVENUES(2)
United States                                     $3,332    $2,801    $2,459
International                                        621       561       518
                                                  --------------------------
    Worldwide                                     $3,953    $3,362    $2,977
============================================================================
    MBPD = THOUSAND BARRELS PER DAY; MMCFPD = MILLION CUBIC FEET PER DAY; BBL = BARREL; MCF = THOUSAND CUBIC FEET.
(1) INCLUDES EQUITY IN AFFILIATES.
(2) MILLIONS OF DOLLARS. INCLUDES SALES TO OTHER CHEVRON COMPANIES. 1994 AND 1993 AMOUNTS RESTATED TO CONFORM WITH 1995 PRESENTATION.

U.S. REFINING AND MARKETING earnings, excluding special items, declined 77 percent from 1994 levels and were down 86 percent from the strong results of 1993. Extensive scheduled and unscheduled refinery maintenance, coupled with weak industry refining margins, resulted in significantly reduced operating earnings for 1995. In addition, the Richmond, California, refinery was down for an extended period in the 1995 fourth quarter for upgrades required to produce cleaner-burning California-mandated gasolines.

Average refined products prices were higher in 1995 compared with 1994 and 1993, partially reflecting the increase in crude oil feedstock costs, but industry refining margins were weak as refined products availability remained ample. Margins were further weakened by high maintenance expenses in 1995 caused by the extensive refinery downtime, which also required more expensive third-party product purchases to supply the company's marketing system.
Results in 1994 were lower than in 1993; industry sales margins were lower and unscheduled refinery downtime in early 1994 negatively affected both operating expenses and purchased products costs.

U.S. REFINING AND MARKETING
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Earnings, Excluding Special Items                 $  75      $ 325      $ 555
-----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
    New Accounting Standard                           -          -          -
    Other                                          (112)         -        (25)
Environmental Remediation Provisions                (62)      (249)       (77)
Restructurings and Reorganizations                   (7)       (39)      (543)
Prior-Year Tax Adjustments                            -          -        (38)
Asset Dispositions                                    -          -         (1)
LIFO Inventory Gains (Losses)                         2          3        (44)
Other                                                 -          -          3
-----------------------------------------------------------------------------
    Total Special Items                            (179)      (285)      (725)
-----------------------------------------------------------------------------
    Reported (Loss) Earnings                      $(104)     $  40      $(170)
=============================================================================

Refined products sales volumes in 1995 declined about 15 percent and 22 percent from 1994 and 1993 levels, largely due to the sales of the company's Philadelphia refinery in August 1994 and its Port Arthur, Texas, refinery in February 1995, in connection with a major restructuring of U.S. refining and marketing operations. The volume declines year to year occurred primarily in unbranded bulk sales; volumes sold through the company's marketing system were about flat in the three years.

INTERNATIONAL REFINING AND MARKETING earnings include international marine operations and equity earnings of the company's Caltex Petroleum Corporation affiliate. Excluding special items, 1995 earnings increased 14 percent from 1994 levels and 13 percent from 1993.

INTERNATIONAL REFINING AND MARKETING
Millions of dollars                                1995       1994      1993
----------------------------------------------------------------------------
Earnings, Excluding Special Items                  $283       $249      $251
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
    New Accounting Standard                           -          -         -
    Other                                            (1)         -        (1)
Restructurings and Reorganizations                  (17)         -        (1)
Prior-Year Tax Adjustments                            -          -        (4)
Asset Dispositions                                    -          -        13
LIFO Inventory Losses                                 -        (10)       (3)
Other                                                80          -        (3)
----------------------------------------------------------------------------
    Total Special Items                              62        (10)        1
----------------------------------------------------------------------------
    Reported Earnings                              $345       $239      $252
============================================================================

Improved results for 1995 primarily reflect improved shipping operations, partially offset by lower results in the United Kingdom refining and marketing operations, where low industry sales margins and an extensive planned refinery turnaround in the second quarter negatively affected earnings. Shipping results improved on higher ocean freight rates and lower operating expenses. There was also a modest improvement in earnings reported by the company's Caltex affiliate despite poor refining margins throughout its major operating areas in the Asia Pacific region and South Africa. Compared with 1993, earnings in 1994 also reflected lower results from the company's United Kingdom operations which experienced an explosion and fire at the cracking facility that manufactures its gasoline. All three years reflected weak industry conditions that held down product prices, resulting in shrinking sales margins in the company's major areas of operations.

International sales volumes for 1995 increased 4 percent over 1994 levels, due to higher Caltex sales volumes and increased sales in Chevron's international trading operations. Sales in 1994 and 1993 were about flat as a 5 percent increase in marketing sales in 1994 was offset mostly by a decline in the company's trading sales volumes. Caltex volumes, excluding transactions with Chevron, increased 6 percent from 1994 and 4 percent from 1993 to 1994, continuing its growth over the past several years.

Equity earnings of Caltex were $294 million, $210 million and $227 million for 1995, 1994 and 1993, respectively. In 1995, Chevron's share of Caltex earnings included an $86 million benefit from a gain related to a land sale by a Caltex affiliate in Japan. This gain was offset partially by other special items netting to $18 million related to Caltex restructurings and asset write-offs. In 1995 and 1994, Chevron's share of Caltex earnings benefited $13 million and $15 million, respectively, from upward adjustments to the carrying value of its petroleum inventories to reflect market values after a 1993 write-down of $52 million. Also, 1995 results included $13 million of favorable foreign tax benefits. Caltex foreign currency transactions resulted in gains of $26 million in 1995, losses of $27 million in 1994 and gains of $16 million in 1993.

Total international refining and marketing foreign currency transactions amounted to gains of $19 million in 1995, losses of $19 million in 1994 and gains of $2 million in 1993.

CHEMICALS reported record earnings, excluding special items, that were up dramatically from 1994 and 1993 levels, reflecting higher sales volumes and product prices. However, during the second half of 1995, industry conditions began to soften, and falling prices for the company's major products, coupled with increased feedstock costs, caused earnings to decline from the first half of the year. Nevertheless, operating results were strong in all the company's divisions - additives, aromatics and olefins. Foreign currency transaction losses were $3 million in 1995 and $10 million in both 1994 and 1993.

CHEMICALS
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Earnings, Excluding Special Items                  $524       $215       $ 31
-----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
    New Accounting Standard                         (13)         -          -
    Other                                           (14)         -          -
Environmental Remediation Provisions                (20)        (4)         -
Restructurings and Reorganizations                   (3)        (6)        (5)
Prior-Year Tax Adjustments                            -          -         (5)
Asset Dispositions                                    9          -        130
LIFO Inventory Gains                                  1          1          1
Other                                                 -          -         (9)
-----------------------------------------------------------------------------
    Total Special Items                             (40)        (9)       112
-----------------------------------------------------------------------------
    Reported Earnings                              $484       $206       $143
=============================================================================

COAL AND OTHER MINERALS earnings, excluding special items, were down 25 percent from 1994 levels, but up 7 percent from 1993 results. Mild weather in the first half of 1995, coupled with customers electing to purchase cheaper alternate fuels, reduced demand resulting in lower sales volumes and lower prices. Operating results improved late in the year as industry conditions improved. Sales, at about 17 million tons, were down 15 percent from the 20 million tons produced in each of the prior two years. Earnings in 1994 were higher than in 1993 as coal sales margins were slightly higher, and earnings benefited from the absence of 1993 losses from non-coal minerals activities.

COAL AND OTHER MINERALS
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Earnings, Excluding Special Items                  $ 47       $ 63        $44
-----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
    New Accounting Standard                         (63)         -          -
Restructurings and Reorganizations                   (2)         -          -
Prior-Year Tax Adjustments                            -          -         (2)
Asset Dispositions                                    -         48          5
Other                                                 -          -         (3)
-----------------------------------------------------------------------------
    Total Special Items                             (65)        48          -
-----------------------------------------------------------------------------
    Reported (Loss) Earnings                       $(18)      $111        $44
=============================================================================

CORPORATE AND OTHER activities include interest expense, interest income on cash and marketable securities, real estate and insurance operations, and corporate center costs.

CORPORATE AND OTHER
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
Earnings, Excluding Special Items                 $(330)     $(284)     $ (76)
-----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
    New Accounting Standard                         (12)         -          -
    Other                                          (170)         -        (13)
Restructurings and Reorganizations                  (11)         -         (1)
Prior-Year Tax Adjustments                            -        324         22
Other                                               (16)         -        (82)
-----------------------------------------------------------------------------
    Total Special Items                            (209)       324        (74)
-----------------------------------------------------------------------------
    Reported (Loss) Earnings                      $(539)     $  40      $(150)
=============================================================================

Corporate and other net operating charges, excluding special items, increased in 1995 as higher interest rates and lower earnings from real estate operations more than offset lower corporate overhead expenses. Interest expense in 1994 was higher than 1993 due to the combined effect of higher debt levels and higher interest rates.

Corporate charges in 1995 and 1994 were higher than in 1993 because the company changed its method of distributing certain corporate expenses to its business segments in 1994. As a result, corporate and other charges for 1995 and 1994 included $226 million and $190 million, respectively, that under the previous method, would have been allocated to the business segments. This change had no net income effect.

LIQUIDITY AND CAPITAL RESOURCES. Cash, cash equivalents and marketable securities increased $88 million to $1.4 billion at year-end 1995. Cash provided by operating activities in 1995 was $4.1 billion, compared with $2.9 billion in 1994 and $4.2 billion in 1993. The 1995 increase reflects higher operational earnings, adjusted for non-cash charges, and lower working capital requirements, including the absence of the 1994 payment of $675 million to the Internal Revenue Service for the settlement of several years of open tax issues. Cash from operations, proceeds from asset sales and an increase in overall debt levels were used to fund the company's capital expenditures and dividend payments to stockholders.

At year-end 1995, the company classified $1.8 billion of short-term obligations as long-term debt. Settlement of these obligations, consisting of commercial paper, is not expected to require the use of working capital in 1996 because the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

On December 31, 1995, Chevron had $4.4 billion in committed credit facilities with various major banks. These facilities support commercial paper borrowing and can also be used for general credit requirements. No borrowings were outstanding under these facilities during the year or at year-end 1995. In addition, Chevron and one of its subsidiaries each have existing "shelf" registrations on file with the Securities and Exchange Commission that together would permit registered offerings of up to $1.3 billion of debt securities.

The company's debt and capital lease obligations totaled $8.327 billion at December 31, 1995, up $185 million from $8.142 billion at year-end 1994. The increase is primarily the issuance of $282 million in capital lease obligations associated with the sale and leaseback of four vessels, $160 million of 7.61 percent notes due in 2003, and $51 million of 6.92 percent notes due in 2005. These increases were offset partially by $227 million in repayments of net short-term borrowings, largely commercial paper, and miscellaneous other debt repayments of $98 million. The company also retired $50 million of debt related to the Employee Stock Ownership Plan in January 1995.

The company's future debt level is dependent primarily on its capital spending program and its business outlook. While the company does not currently expect its debt level to increase significantly during 1996, it believes it has substantial borrowing capacity to meet unanticipated cash requirements.

FINANCIAL RATIOS

The CURRENT RATIO is the ratio of current assets to current liabilities at year end. Two items affect the current ratio negatively, which in the company's opinion do not affect its liquidity. Included in current assets in all years are inventories valued on a LIFO basis, which at year-end 1995 were lower than current costs by $917 million. Also, the company's practice of continually refinancing its commercial paper, $3.0 billion classified as short-term at year end 1995, results in a large portion of its short-term debt being outstanding indefinitely. The INTEREST COVERAGE RATIO is defined as income before income tax expense, plus interest and debt expense and amortization of capitalized interest, divided by before-tax interest costs. Chevron's interest coverage ratio decreased in 1995 due to lower before-tax income and higher interest expense. The company's DEBT RATIO (total debt to total debt plus equity) increased slightly in 1995, as total debt increased and stockholders' equity decreased year to year, due to the charge against earnings from the adoption of the new accounting standard.

FINANCIAL RATIOS
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Current Ratio                                       0.8        0.8        0.8
Interest Coverage Ratio                             4.1        7.6        7.4
Total Debt/Total Debt Plus Equity                  36.7%      35.8%      35.0%
=============================================================================

The company's senior debt is rated AA by Standard & Poor's Corporation and Aa2 by Moody's Investors Service. Chevron's U.S. commercial paper is rated A-1+ by Standard & Poor's and Prime-1 by Moody's, and Chevron's Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. Moody's counterparty rating for Chevron is also Aa2. All these ratings denote high quality, investment-grade securities.

CAPITAL AND EXPLORATORY EXPENDITURES

WORLDWIDE CAPITAL AND EXPLORATORY EXPENDITURES FOR 1995 TOTALED $4.8 BILLION, including the company's equity share of affiliates' expenditures. Expenditures for exploration and production accounted for 57 percent of total outlays in 1995 and 1994, compared with 53 percent in 1993. International exploration and production spending was 68 percent of worldwide exploration and production expenditures in 1995, down slightly from 71 percent in 1994 and about the same percentage as in 1993, reflecting the company's continued focus on international exploration and production activities.

THE COMPANY PROJECTS 1996 CAPITAL AND EXPLORATORY EXPENDITURES AT APPROXIMATELY $5.3 BILLION, including Chevron's share of spending by affiliates; this is up about 10 percent from 1995 levels. The 1996 program provides $3.0 billion in exploration and production investments, of which about 65 percent is for international projects. Several long-term development projects in the Gulf of Mexico designed to stabilize U.S. oil and gas production account for a projected 19 percent increase in U.S. exploration and production expenditures.

The company is participating in several significant oil and gas development projects. These projects include the continuing development of the Hibernia oil field off the coast of Newfoundland; steam- and water-flood projects in Indonesia; expansion of the North West Shelf liquefied natural gas project in Australia; development of the Britannia gas field and the expansion of the Alba oil field in the North Sea; development of the N'Kossa and Kitina projects and delineation work at the Moho discovery in Congo; continued development of the Escravos Gas Project in Nigeria; development of Areas "B" and "C" in Angola; continuing enhanced oil recovery projects in California; and continued development in the Norphlet Trend natural gas and Green Canyon deep-water oil projects in the Gulf of Mexico. The TCO joint venture plans to fund an increase in production capacity from 95,000 to 130,000 barrels per day if an expected increase in crude oil sales occurs.

Refining, marketing and transportation expenditures are estimated at about $1.5 billion, with $890 million of that planned for international projects. Completion in 1995 of the company's U.S. refinery upgrade projects to produce California-mandated fuels will result in lower total spending in the U.S. downstream areas by 36 percent to $570 million in 1996, but spending will increase 40 percent to $282 million for domestic marketing projects. Most of the international capital program will be focused on high-growth Asia-Pacific Rim countries where the company's Caltex affiliate has several major refinery projects under way to increase capacity and meet rising demand as well as a major project to upgrade its retail marketing system. Chemicals spending also will increase substantially, with expansion projects at the ethylene facilities in Port Arthur, Texas, the paraxylene plant in Pascagoula, Mississippi, the polystyrene plant in Marietta, Ohio, and the construction of a fuel and lube oil additives plant in Singapore, and through a joint venture, a benzene and cyclohexane complex in Saudi Arabia.


CAPITAL AND EXPLORATORY EXPENDITURES

                                             1995                       1994                       1993
                                  ------------------------   ------------------------   ------------------------
                                           INTER-                     Inter-                     Inter-
Millions of dollars                  U.S. NATIONAL   TOTAL      U.S. national   Total      U.S. national   Total
----------------------------------------------------------------------------------------------------------------
Exploration and Production         $  879   $1,835  $2,714    $  807   $1,931  $2,738    $  763   $1,599  $2,362
Refining, Marketing
  & Transportation                    892      839   1,731       885      890   1,775       949      748   1,697
Chemicals                             172       32     204       109       29     138       199       34     233
Coal and Other Minerals                40        1      41        39       15      54        47       10      57
All Other                             110        -     110       114        -     114        91        -      91
----------------------------------------------------------------------------------------------------------------
Total                              $2,093   $2,707  $4,800    $1,954   $2,865  $4,819    $2,049   $2,391  $4,440
----------------------------------------------------------------------------------------------------------------
Total, Excluding
  Equity in Affiliates             $2,080   $1,808  $3,888    $1,927   $2,046  $3,973    $2,029   $1,710  $3,739
================================================================================================================

QUARTERLY RESULTS AND STOCK MARKET DATA
Unaudited

                                                                             1995                                 1994
                                                ---------------------------------    ---------------------------------
Millions of dollars, except per-share amounts    4TH Q    3RD Q    2ND Q    1ST Q     4TH Q    3RD Q    2ND Q    1ST Q
----------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues              $8,922   $9,171   $9,397   $8,820    $8,927   $9,396   $8,702   $8,105
Equity in net income of affiliated
  companies and other income                       235      143      170      224       330      113      122      159
----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                   9,157    9,314    9,567    9,044     9,257    9,509    8,824    8,264
----------------------------------------------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products,
  operating and other expenses                   6,606    6,527    6,375    6,255     6,225    6,695    6,201    5,594
Depreciation, depletion and amortization(1)      1,679      560      566      576       598      626      615      592
Taxes other than on income                       1,483    1,475    1,417    1,373     1,406    1,405    1,403    1,345
Interest and debt expense                           94       93      104      110        97       93       83       73
----------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS                 9,862    8,655    8,462    8,314     8,326    8,819    8,302    7,604
----------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAX EXPENSE           (705)     659    1,105      730       931      690      522      660
INCOME TAX EXPENSE                                (287)     377      498      271       308      265      265      272
----------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME(2)                            $ (418)  $  282   $  607   $  459    $  623   $  425   $  257   $  388
======================================================================================================================
NET (LOSS) INCOME PER SHARE                     $(0.64)  $ 0.44   $ 0.93   $ 0.70    $ 0.96   $ 0.65   $ 0.39   $ 0.60
======================================================================================================================
DIVIDENDS PAID PER SHARE                        $ 0.50   $ 0.50   $ 0.4625 $ 0.4625  $ 0.4625 $ 0.4625 $ 0.4625 $ 0.4625
======================================================================================================================
COMMON STOCK PRICE RANGE - HIGH                 $53 5/8  $50 3/8  $49 3/4  $48 1/2   $46 1/2  $45 3/8  $49 3/16 $47 5/16
                         - LOW                  $46 1/8  $46 5/8  $44 1/4  $43 3/8   $41      $39 7/8  $41 1/4  $41 3/16
======================================================================================================================
(1)FOURTH QUARTER 1995 INCLUDES $985 FROM
   THE ADOPTION OF SFAS 121.
(2)SPECIAL (CHARGES) CREDITS INCLUDED IN NET
   INCOME, INCLUDING A $659 CHARGE FOR THE
   ADOPTION OF A NEW ACCOUNTING STANDARD,
   SFAS 121, IN THE FOURTH QUARTER OF 1995.     $ (869)  $ (222)  $   (4)  $   63    $   45   $   18   $   (5)  $  (36)
----------------------------------------------------------------------------------------------------------------------
THE COMPANY'S COMMON STOCK IS LISTED ON THE NEW YORK STOCK EXCHANGE (TRADING SYMBOL: CHV), AS WELL AS THE CHICAGO;
PACIFIC; LONDON; AND ZURICH, BASEL AND GENEVA SWITZERLAND, STOCK EXCHANGES. IT ALSO IS TRADED ON THE BOSTON, CINCINNATI,
DETROIT AND PHILADELPHIA STOCK EXCHANGES. AS OF FEBRUARY 23,1996, STOCKHOLDERS OF RECORD NUMBERED APPROXIMATELY 135,500.

THERE ARE NO RESTRICTIONS ON THE COMPANY'S ABILITY TO PAY DIVIDENDS. CHEVRON HAS MADE DIVIDEND PAYMENTS TO STOCKHOLDERS
FOR 84 CONSECUTIVE YEARS.


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



/s/ K. T. Derr                /s/ M. R. Klitten             /s/ D. G. Henderson

Kenneth T. Derr               Martin R. Klitten             Donald G. Henderson
Chairman of the Board         Vice President                Vice President
and Chief Executive Officer   and Chief Financial Officer   and Comptroller

February 23, 1996

CONSOLIDATED STATEMENT OF INCOME

                                                        Year ended December 31
                                           -----------------------------------
Millions of dollars,
  except per-share amounts                      1995         1994         1993
------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues*          $36,310      $35,130      $36,191
Equity in net income of affiliated
  companies                                      553          440          440
Other income                                     219          284          451
------------------------------------------------------------------------------
TOTAL REVENUES                                37,082       35,854       37,082
------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products              18,033       16,990       18,007
Operating expenses                             5,974        6,383        7,104
Exploration expenses                             372          379          360
Selling, general and administrative expenses   1,384          963        1,530
Depreciation, depletion and amortization       3,381        2,431        2,452
Taxes other than on income*                    5,748        5,559        4,886
Interest and debt expense                        401          346          317
------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS              35,293       33,051       34,656
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE               1,789        2,803        2,426
INCOME TAX EXPENSE                               859        1,110        1,161
------------------------------------------------------------------------------
NET INCOME                                   $   930      $ 1,693      $ 1,265
==============================================================================
NET INCOME PER SHARE OF COMMON STOCK           $1.43        $2.60        $1.94
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            652,083,804  651,672,238  650,957,752
==============================================================================
*INCLUDES CONSUMER EXCISE TAXES.              $4,988       $4,790       $4,068

See accompanying notes to consolidated financial statements.


REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS
AND THE BOARD OF DIRECTORS OF CHEVRON CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chevron Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 1995, the company changed its method of accounting for the impairment of long-lived assets to comply with the provisions of Statement of Financial Accounting Standard No. 121.


/s/ Price Waterhouse LLP

San Francisco, California
February 23, 1996

CONSOLIDATED BALANCE SHEET

                                                               At December 31
                                                           ------------------
Millions of dollars                                           1995       1994
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                  $   621    $   413
Marketable securities                                          773        893
Accounts and notes receivable
  (less allowance: 1995 - $69; 1994 - $62)                   4,014      3,923
Inventories:
    Crude oil and petroleum products                           822      1,036
    Chemicals                                                  487        391
    Materials, supplies and other                              289        283
                                                           ------------------
                                                             1,598      1,710
Prepaid expenses and other current assets                      861        652
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                         7,867      7,591
Long-term receivables                                          149        138
Investments and advances                                     4,087      3,991
Properties, plant and equipment, at cost                    48,031     46,810
Less: accumulated depreciation, depletion and amortization  26,335     24,637
                                                           ------------------
                                                            21,696     22,173
Deferred charges and other assets                              531        514
-----------------------------------------------------------------------------
TOTAL ASSETS                                               $34,330    $34,407
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                            $ 3,806    $ 4,014
Accounts payable                                             3,294      2,990
Accrued liabilities                                          1,257      1,274
Federal and other taxes on income                              558        624
Other taxes payable                                            530        490
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                    9,445      9,392
Long-term debt                                               4,133      3,955
Capital lease obligations                                      388        173
Deferred credits and other non-current obligations           1,992      2,043
Non-current deferred income taxes                            2,433      2,674
Reserves for employee benefit plans                          1,584      1,574
-----------------------------------------------------------------------------
TOTAL LIABILITIES                                           19,975     19,811
-----------------------------------------------------------------------------
Preferred stock (authorized 100,000,000 shares,
  $1.00 par value, none issued)                                  -          -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)                1,069      1,069
Capital in excess of par value                               1,863      1,858
Deferred compensation - Employee Stock
  Ownership Plan (ESOP)                                       (850)      (900)
Currency translation adjustment and other                      174        175
Retained earnings                                           14,146     14,457
Treasury stock, at cost (1995 - 60,160,057 shares;
1994 - 60,736,435 shares)                                   (2,047)    (2,063)
-----------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  14,355     14,596
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $34,330    $34,407
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Year ended December 31
                                                -----------------------------
Millions of dollars                                1995       1994       1993
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                  $   930    $ 1,693    $ 1,265
    Adjustments
      Depreciation, depletion and amortization    3,381      2,431      2,452
      Dry hole expense related to prior
        years' expenditures                          19         53         29
      Distributions less than equity in
        affiliates' income                         (132)       (55)      (173)
      Net before-tax losses (gains) on
        asset retirements and sales                 164        (83)       373
      Net foreign exchange losses (gains)            47         40        (27)
      Deferred income tax provision                (258)       110       (160)
      Net decrease (increase) in operating
        working capital(1)                           40     (1,773)       463
      Other                                        (116)       480         (1)
-----------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES(2)  4,075      2,896      4,221
-----------------------------------------------------------------------------

INVESTING ACTIVITIES
    Capital expenditures                         (3,529)    (3,405)    (3,323)
    Proceeds from asset sales                       581        731        908
    Net sales (purchases) of marketable
      securities(3)                                 144       (545)        30
-----------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES       (2,804)    (3,219)    (2,385)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES
    Net (repayments) borrowings of
      short-term obligations                       (227)       466        293
    Proceeds from issuance of long-term debt        536        436        199
    Repayments of long-term debt and other
      financing obligations                        (103)      (588)      (854)
    Cash dividends paid                          (1,255)    (1,206)    (1,139)
    Purchases of treasury shares                     (4)        (5)        (4)
-----------------------------------------------------------------------------
    NET CASH USED FOR FINANCING ACTIVITIES       (1,053)      (897)    (1,505)
-----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                  (10)       (11)        21
-----------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS             208     (1,231)       352
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      413      1,644      1,292
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR-END           $   621    $   413    $ 1,644
=============================================================================

(1)THE "NET DECREASE (INCREASE) IN OPERATING
    WORKING CAPITAL" IS COMPOSED OF THE FOLLOWING:
     (INCREASE) DECREASE IN ACCOUNTS AND
        NOTES RECEIVABLE                        $   (62)   $   (44)   $   187
     (INCREASE) DECREASE IN INVENTORIES            (162)       (57)       288
     (INCREASE) DECREASE IN PREPAID EXPENSES
        AND OTHER CURRENT ASSETS                   (148)         4        (52)
     INCREASE (DECREASE) IN ACCOUNTS PAYABLE
        AND ACCRUED LIABILITIES                     428     (1,510)       214
     DECREASE IN INCOME AND OTHER TAXES PAYABLE     (16)      (166)      (174)
-----------------------------------------------------------------------------
      NET DECREASE (INCREASE) IN OPERATING
        WORKING CAPITAL                         $    40    $(1,773)   $   463
=============================================================================
(2)"NET CASH PROVIDED BY OPERATING ACTIVITIES"
      INCLUDES THE FOLLOWING CASH PAYMENTS FOR
        INTEREST AND INCOME TAXES:
      INTEREST PAID ON DEBT (NET OF
        CAPITALIZED INTEREST)                   $   318    $   310    $   309
      INCOME TAXES PAID                         $ 1,176    $ 1,147    $ 1,505
=============================================================================
(3)"NET SALES (PURCHASES) OF MARKETABLE
      SECURITIES" CONSISTS OF THE FOLLOWING
        GROSS AMOUNTS:
     MARKETABLE SECURITIES PURCHASED            $(2,759)   $(1,943)   $(1,855)
     MARKETABLE SECURITIES SOLD                   2,903      1,398      1,885
-----------------------------------------------------------------------------
      NET SALES (PURCHASES) OF
        MARKETABLE SECURITIES                   $   144    $  (545)   $    30
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       NUMBER OF SHARES                                                        MILLIONS OF DOLLARS
                               ------------------------ --------------------------------------------------------------------------
                                                                                                CURRENCY
                                    COMMON       COMMON           CAPITAL IN     DEFERRED    TRANSLATION
                                     STOCK     STOCK IN  COMMON    EXCESS OF     COMPENSA-    ADJUSTMENT    RETAINED     TREASURY
                                    ISSUED     TREASURY   STOCK    PAR VALUE    TION-ESOP      AND OTHER    EARNINGS        STOCK
                               ------------------------ -------------------------------------------------------------------------
BALANCE AT
JANUARY 1, 1993                712,487,068  (62,139,490) $1,069       $1,840        $(954)          $ 56     $13,814      $(2,097)
 Net income                              -            -       -            -            -              -       1,265            -
 Cash dividends -
  $1.75 per share                        -            -       -            -            -              -      (1,139)           -
 Tax benefit from
  dividends paid on
   unallocated ESOP shares               -            -       -            -            -              -          15            -
 Foreign currency
  translation adjustment                 -            -       -            -            -             52           -            -
 ESOP expense
  accrual adjustment                     -            -       -            -            4              -           -            -
 Reduction of ESOP debt                  -            -       -            -           30              -           -            -
 Purchase of treasury shares             -      (92,506)      -            -            -              -           -           (4)
 Reissuance of treasury shares           -    1,223,138       -           15            -              -           -           31
------------------------------------------------------- -------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1993              712,487,068  (61,008,858) $1,069       $1,855        $(920)          $108     $13,955      $(2,070)
 Net income                              -            -       -            -            -              -       1,693            -
 Cash dividends -
  $1.85 per share                        -            -       -            -            -              -      (1,206)           -
 Tax benefit from
  dividends paid on
   unallocated ESOP shares               -            -       -            -            -              -          15            -
 Market value adjustments
  on investments                         -            -       -            -            -             11           -            -
 Foreign currency
  translation adjustment                 -            -       -            -            -             72           -            -
 Pension plan
  minimum liability                      -            -       -            -            -            (16)          -            -
 ESOP expense
  accrual adjustment                     -            -       -            -          (20)             -           -            -
 Reduction of ESOP debt                  -            -       -            -           40              -           -            -
 Purchase of treasury shares             -     (108,964)      -            -            -              -           -           (5)
 Reissuance of treasury shares           -      381,387       -            3            -              -           -           12
------------------------------------------------------- -------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994              712,487,068  (60,736,435) $1,069       $1,858        $(900)          $175     $14,457      $(2,063)
Net income                              -            -       -            -            -              -          930            -
 Cash dividends -
  $1.925 per share                      -            -       -            -            -              -       (1,255)           -
 Tax benefit from
  dividends paid on
   unallocated ESOP shares               -            -       -            -            -              -          14            -
 Market value adjustments
  on investments                         -            -       -            -            -             23           -            -
 Foreign currency
  translation adjustment                 -            -       -            -            -            (28)          -            -
 Pension Plan
  minimum liability                      -            -       -            -            -              4           -            -
 Reduction of ESOP debt                  -            -       -            -           50              -           -            -
 Purchase of treasury shares             -      (83,028)      -            -            -              -           -           (4)
 Reissuance of treasury shares           -      659,406       -            5            -              -           -           20
------------------------------------------------------- -------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995              712,487,068  (60,160,057) $1,069       $1,863        $(850)          $174     $14,146      $(2,047)
======================================================= =========================================================================

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Chevron Corporation is an international company that, through its subsidiaries and affiliates, engages in fully integrated petroleum operations, chemical operations and coal mining in the United States and approximately 95 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; transporting crude oil, natural gas and products by pipelines, marine vessels and motor equipment; refining crude oil into finished petroleum products; and marketing crude oil, natural gas and refined petroleum products. Chemicals operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

In preparing its consolidated financial statements, the company follows accounting policies that are in accordance with generally accepted accounting principles in the United States. This requires the use of estimates and assumptions that affect the assets and liabilities and the revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While the company uses its best estimates and judgments, actual results could differ from these estimates as future confirming events occur. The company believes that the effect of any such changes in the near term would not have a material effect on the financial statements.

The nature of the company's operations and the many countries in which it operates subject it to changing economic, regulatory and political conditions. Also, the company imports crude oil for its U.S. refining operations. The company does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentration of its activities.

SUBSIDIARY AND AFFILIATED COMPANIES The consolidated financial statements include the accounts of subsidiary companies more than 50 percent owned. Investments in and advances to affiliates in which the company has a substantial ownership interest of approximately 20 to 50 percent, or for which the company participates in policy decisions, are accounted for by the equity method. Under this accounting, remaining unamortized cost is increased or decreased by the company's share of earnings or losses after dividends.

OIL AND GAS ACCOUNTING The successful efforts method of accounting is used for oil and gas exploration and production activities.

DERIVATIVES Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur, the related derivatives gains and losses are recognized currently in income. Gains and losses on derivatives contracts that do not qualify as hedges are recognized currently in "Other income."

SHORT-TERM INVESTMENTS All short-term investments are classified as available for sale and are in highly liquid debt securities. Those investments that are part of the company's cash management portfolio with original maturities of three months or less are reported as cash equivalents. The balance of the short-term investments is reported as marketable securities.

INVENTORIES Crude oil, petroleum products and chemicals are stated at cost, using a Last-In, First-Out (LIFO) method. In the aggregate, these costs are below market. Materials, supplies and other inventories generally are stated at average cost.

PROPERTIES, PLANT AND EQUIPMENT All costs for development wells, related plant and equipment (including carbon dioxide and certain other injected materials used in enhanced recovery projects), and mineral interests in oil and gas properties are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. All other exploratory wells and costs are expensed.

Beginning in 1995, long-lived assets, including proved oil and gas properties, are assessed for possible impairment in accordance with the provisions of SFAS
121. Under this standard, the occurrence of certain events may trigger a review of affected assets for possible impairment. For proved oil and gas properties, the company would typically perform the review on an individual field basis. An impairment is deemed to exist if the sum of undiscounted before-tax expected future cash flows for the asset are less than the asset's carrying value. If an impairment is indicated, the amount of the impairment is measured as the difference between the asset's fair market value and its net book value. Where a market value is not available, it is approximated by the company's best estimate of the sum of discounted future before-tax cash flows. Impairment amounts are recorded as incremental depreciation expense in the period in which the specific event occurred.

Prior to the adoption of SFAS 121, proved oil and gas properties were regularly assessed for possible impairment on an aggregate worldwide portfolio basis, applying the informal "ceiling test" of the Securities and Exchange Commission. Under this method, the possibility of an impairment existed if the aggregate net book carrying value of these properties, net of applicable deferred income taxes, exceeded the aggregate undiscounted future cash flows, after tax, from the properties, as calculated in accordance with accounting rules for supplemental information on oil and gas producing activities. In addition, high cost, long-lead-time oil and gas projects were individually assessed prior to production start-up by comparing the recorded investment in the project with its fair market or economic value, as appropriate. Economic values were generally based on management's expectations of discounted future after-tax cash flows from the project at the time of assessment.

Depreciation and depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties, except mineral interests, are expensed using the unit-of-production

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - Continued

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

ENVIRONMENTAL EXPENDITURES Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. Expenditures that create future benefits or contribute to future revenue generation are capitalized.

Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the company's commitment to a formal plan of action, such as an approved remediation plan or the sale or disposal of an asset. For the company's domestic marketing facilities, the accrual is based on the probability that a future remediation commitment will be required. For oil and gas and coal producing properties, a provision is made through depreciation expense for anticipated abandonment and restoration costs at the end of the property's useful life.

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

CURRENCY TRANSLATION The U.S. dollar is the functional currency for the company's consolidated operations as well as for substantially all operations of its equity method companies. For those operations, all gains or losses from currency transactions are included in income currently. The cumulative translation effects for the few equity affiliates using functional currencies other than the U.S. dollar are included in the currency translation adjustment in stockholders' equity.

TAXES Income taxes are accrued for retained earnings of international subsidiaries and corporate joint ventures intended to be remitted. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

NOTE 2. SPECIAL ITEMS AND OTHER FINANCIAL INFORMATION Net income is affected by transactions that are unrelated to or are not representative of the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year as well as affect comparability of results between years.

Listed below are categories of special items and their net (decrease) increase to net income, after related tax effects:

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Asset write-offs and revaluations
  New accounting standard                       $  (659)      $  -       $  -
  Real estate development assets                   (168)         -          -
  Adjustment of fixed assets records                (94)         -          -
  Refining and marketing assets                     (38)         -        (24)
  Oil and gas properties                              -          -        (31)
  Other                                              (4)         -        (16)
                                                -----------------------------
                                                   (963)         -        (71)
-----------------------------------------------------------------------------
Environmental remediation provisions                (90)      (304)       (90)
-----------------------------------------------------------------------------
Restructurings and reorganizations
  Workforce reductions                              (38)         -        (11)
  Caltex                                            (12)         -          -
  U.S. refining and marketing                         -        (39)      (543)
  Chemicals                                           -         (6)         -
                                                -----------------------------
                                                    (50)       (45)      (554)
-----------------------------------------------------------------------------
Prior-year tax adjustments                          (22)       344       (130)
-----------------------------------------------------------------------------
Asset dispositions, net
  Oil and gas properties                              6          -        (25)
  Lead and zinc property in Ireland                   -         48          -
  Ortho lawn and garden products                      -          -        130
  Other                                               1          -         17
                                                -----------------------------
                                                      7         48        122
-----------------------------------------------------------------------------
LIFO inventory gains (losses)                         2        (10)       (46)
-----------------------------------------------------------------------------
Other, net
  Caltex gain related to land sale                   86          -          -
  Federal lease cost refund                          27          -          -
  Litigation and regulatory issues                  (23)       (31)       (70)
  One-time employee bonus                             -          -        (60)
  Miscellaneous, net                                 (6)        20         16
                                                -----------------------------
                                                     84        (11)      (114)
-----------------------------------------------------------------------------
Total special items, after tax                  $(1,032)     $  22      $(883)
=============================================================================

NOTE 2. SPECIAL ITEMS AND OTHER FINANCIAL
INFORMATION - Continued

During 1995, the company and its Caltex affiliate committed to restructurings and reorganizations of several of their businesses and activities. After-tax provisions totaling $50 were recorded, substantially all of which related to employee severance programs for which the number of employees had been identified and terms and benefits had been communicated. It is expected the programs will be completed during 1996.

During 1993 and 1994, after-tax provisions totaling $588 were recorded for the financial effects of the company's decision to sell two refineries. One of the refineries was sold in 1994, and the sale of the other was completed in early 1995. After completion of the sales, the remaining reserve balance of $224 was for estimated environmental cleanup obligations retained by the company, in excess of previously established reserves for these refineries, and was classified with the company's other environmental reserves.

Other financial information is as follows:

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Total financing interest and debt costs            $543       $419       $371
Less: capitalized interest                          142         73         54
-----------------------------------------------------------------------------
Interest and debt expense                           401        346        317
Research and development expenses                   185        179        206
Currency transaction (losses) gains*               $(15)      $(64)      $ 46
=============================================================================
*INCLUDES $25, $(24) AND $18 IN 1995, 1994 AND 1993, RESPECTIVELY, FOR THE
 COMPANY'S SHARE OF AFFILIATES' CURRENCY TRANSACTION EFFECTS.

The excess of current cost (based on average acquisition costs for the year) over the carrying value of inventories for which the LIFO method is used was $917, $684 and $671 at December 31, 1995, 1994 and 1993, respectively.

NOTE 3. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD (SFAS) NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" Effective October 1, 1995, the company and its affiliates adopted SFAS 121 issued by the Financial Accounting Standards Board. The adoption of this standard required non-cash charges to 1995 net income amounting to $659, or $1.01 per share, after related income tax benefits of $358, and was mostly related to impairment writedowns of U.S. oil and gas producing properties.

NOTE 4. INFORMATION RELATING TO THE CONSOLIDATED STATEMENT OF CASH FLOWS The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

Capital lease arrangements of $282 and $65 in 1995 and 1994, respectively, were recorded as additions to "Properties, plant and equipment," "Deferred charges and other assets," and "Capital lease obligations.

The company's Employee Stock Ownership Plan (ESOP) repaid $50 and $40 of matured debt guaranteed by Chevron Corporation in 1995 and 1994, respectively. The company reflected this payment as reductions in "Short-term debt" and in "Deferred compensation - ESOP."

In 1993, the company acquired a 50 percent interest in the Tengizchevroil joint venture (TCO) in the Republic of Kazakstan through a series of cash and non-cash transactions. The company's interest in TCO is accounted for using the equity method of accounting and is recorded in "Investments and advances" in the Consolidated Balance Sheet. The cash expended in connection with the formation of TCO and subsequent advances to TCO have been included in the Consolidated Statement of Cash Flows in "Capital expenditures." The deferred payment portion of the TCO investment totaled $461 and $466 at year-end 1995 and 1994, respectively, and is recorded in "Accrued liabilities" and "Deferred credits and other non-current obligations" in the Consolidated Balance Sheet. Payments related to the deferred portion of the TCO investment were classified as "Repayments of long-term debt and other financing obligations" in the Consolidated Statement of Cash Flows.

The company refinanced an aggregate amount of $334 in tax-exempt long-term debt and capital lease obligations in 1993. These refinancings are not reflected in the Consolidated Statement of Cash Flows.

There have been other non-cash transactions that have occurred during the years presented. These include the reissuance of treasury shares for management compensation plans; acquisitions of properties, plant and equipment through capital lease transactions; and changes in assets, liabilities and stockholders' equity resulting from the accounting for the company's ESOP, minimum pension liability, and market value adjustments on investments. The amounts for these transactions have not been material in the aggregate in relation to the company's financial position.

The major components of "Capital expenditures," and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity in affiliates, presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are presented below:


                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Additions to properties plant and equipment*     $3,611     $3,112     $3,214
Additions to investments                             44        284        179
Payments for other (liabilities) and assets, net   (126)         9        (70)
-----------------------------------------------------------------------------
  Capital expenditures                            3,529      3,405      3,323
Expensed exploration expenditures                   354        326        330
Payments of long-term debt
  and other financing obligations                     5        242         86
-----------------------------------------------------------------------------
  Capital and exploratory expenditures,
    excluding equity companies                   $3,888     $3,973     $3,739
=============================================================================
*EXCLUDES NON-CASH CAPITAL LEASE ADDITIONS OF $282 AND $65 IN 1995 AND 1994,
 RESPECTIVELY.

NOTE 5. STOCKHOLDERS' EQUITY Retained earnings at December 31, 1995 and 1994, include $2,363 and $2,265, respectively, for the company's share of undistributed earnings of equity affiliates.

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

No event during 1995 made the Rights exercisable.

NOTE 6. FINANCIAL AND DERIVATIVE INSTRUMENTS

OFF-BALANCE-SHEET RISK The company utilizes a variety of derivative instruments, both financial and commodity based, as hedges to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. Relatively straightforward and involving little complexity, these instruments consist mainly of crude oil and natural gas futures contracts traded on the New York Mercantile Exchange and the International Petroleum Exchange, and natural gas swap contracts, entered into principally with major financial institutions. The futures contracts hedge anticipated crude oil and natural gas purchases and sales, generally forecasted to occur within a 60-day period. Natural gas swaps are primarily used to hedge firmly committed sales, and the terms of the swap contracts held have an average maturity of 20 months. Gains and losses on these derivative instruments offset and are recognized concurrently with gains and losses from the underlying commodities. In addition, the company in 1995 entered into a managed program utilizing natural gas contracts to take advantage of perceived opportunities for favorable price movements in this commodity. The results of this program are reflected currently in income and were not material in 1995.

The company enters into forward exchange contracts, generally with terms of 90 days or less, as a hedge against some of its foreign currency exposures, primarily anticipated purchase transactions forecasted to occur within 90 days.

The company enters into interest rate swaps as part of its overall strategy to manage the interest rate risk on its debt. Under the terms of the swaps, net cash settlements, based on the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts, are made either semiannually or annually, and are recorded monthly as "Interest and debt expense." At December 31, 1995, the seven contracts have remaining terms of between one and ten years.

CONCENTRATIONS OF CREDIT RISK The company's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash equivalents, marketable securities, derivative financial instruments and trade receivables.

The company's short-term investments are placed with various foreign governments and a wide array of financial institutions with high credit ratings. This diversified investment policy limits the company's exposure both to credit risk and to concentration of credit risk. Similar standards of diversity and creditworthiness are applied to the company's counterparties in derivative instruments.

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

FAIR VALUE Fair values are derived either from quoted market prices where available or, in their absence, the present value of the expected cash flows. The fair values reflect the cash that would have been received or paid if the instruments were settled at year-end. At December 31, 1995 and 1994, the fair values of the financial and derivative instruments were as follows:

Long-term debt of $2,333 and $2,155 had estimated fair values of $2,492 and $2,127.

The notional principal amounts of the interest rate swaps totaled $1,223 and $850, with approximate fair values totaling $(26) and $33. The notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms.

The company holds cash equivalents and U.S. dollar marketable securities in domestic and offshore portfolios. Eurodollar bonds and floating-rate notes are the primary instruments held. Cash equivalents and marketable securities had fair values of $1,219 and $1,178. Of these balances, $446 and $285 classified as cash equivalents had average maturities under 90 days, while the remainder, classified as marketable securities, had average maturities of one year and four years.

For other derivatives the contract or notional values for 1995 and 1994 were as follows: Crude oil and natural gas futures had contract values of $57 and $68. Forward exchange contracts had contract values of $102 and $60. The fair values for these derivative instruments approximated their contract values. Gas swap contracts, based on notional gas volumes of approximately 180 and 149 billion cubic feet, had negative fair values totaling $(33) and $(38). Deferred gains and losses that have been accrued on the Consolidated Balance Sheet are not material.

NOTE 7. SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC. At December 31, 1995, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). These

NOTE 7. SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A.
INC. - Continued

operations are conducted by three divisions: Chevron U.S.A. Production Company, Chevron Products Company (formerly Chevron U.S.A. Products Company) and Warren Petroleum Company. Summarized financial information for Chevron U.S.A. Inc.
and its consolidated subsidiaries is presented below:

                                                       Year ended December 31
                                                -----------------------------
                                                   1995*      1994       1993
-----------------------------------------------------------------------------
Sales and other operating revenues              $24,392    $25,833    $28,092
Total costs and other deductions                 25,177     25,367     27,588
Net (loss) income                                  (384)       501        325
=============================================================================
*1995 NET INCOME INCLUDES $(490) FOR THE COMPANY'S ADOPTION OF SFAS 121.

                                                               At December 31
                                                           ------------------
                                                              1995       1994
-----------------------------------------------------------------------------
Current assets                                             $ 3,426    $ 3,341
Other assets                                                13,666     14,136
Current liabilities                                          5,800      6,347
Other liabilities                                            5,357      5,599
Net equity                                                   5,935      5,531
=============================================================================

The company announced in January 1996 that it had entered into exclusive negotiations with NGC Corporation to merge certain gas gathering, processing and marketing operations of Chevron U.S.A. Production Company's Natural Gas Business Unit and Warren Petroleum Company with those of NGC Corporation. The merger is expected to be completed in the second quarter of 1996, following which the company will have an approximate 28 percent ownership interest in the resulting company.

NOTE 8. LITIGATION The company is a defendant in numerous lawsuits, including an action brought against the company by OXY U.S.A. in an Oklahoma state court. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the company's litigation matters, and losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

OXY U.S.A. has brought a lawsuit in its capacity as successor in interest to Cities Services Company, which involves claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation, acquired by Chevron in 1984. A trial with respect to the claims is expected to begin in 1996.

NOTE 9. SUMMARIZED FINANCIAL DATA - CHEVRON TRANSPORT CORPORATION Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This information was derived from the financial statements prepared on a stand-alone basis in conformity with generally accepted accounting principles.

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at December 31, 1995.

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993*
-----------------------------------------------------------------------------
Sales and other operating revenues                 $462       $440       $543
Total costs and other deductions                    477        504        553
Loss before cumulative effect
  of changes in accounting principles               (23)       (58)        (3)
Cumulative effect
  of changes in accounting principles                 -          -        (15)
Net loss                                            (23)       (58)       (18)
=============================================================================
*1993 INCLUDES THE CUMULATIVE EFFECT OF CTC'S ADOPTION OF STATEMENT OF
 FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES," WHICH FOR PURPOSES OF THE CHEVRON CORPORATION CONSOLIDATED FINANCIAL STATEMENTS WAS ADOPTED IN 1992.

                                                               At December 31
                                                          -------------------
                                                             1995        1994
-----------------------------------------------------------------------------
Current assets                                             $   37        $ 75
Other assets                                                1,561         851
Current liabilities                                           459         404
Other liabilities                                             431         208
Net equity                                                    708         314
=============================================================================

NOTE 10. GEOGRAPHIC AND SEGMENT DATA The geographic and segment distributions of the company's identifiable assets, operating income and sales and other operating revenues are summarized in the following tables:

                                                               At December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States
  Petroleum                                     $14,521    $15,540    $16,443
  Chemicals                                       2,115      1,992      2,045
  Coal and Other Minerals                           503        592        744
                                                -----------------------------
    Total United States                          17,139     18,124     19,232
                                                -----------------------------
International
  Petroleum                                      13,392     12,493     12,202
  Chemicals                                         409        411        412
  Coal and Other Minerals                            28         45         13
                                                -----------------------------
    Total International                          13,829     12,949     12,627
-----------------------------------------------------------------------------
    TOTAL IDENTIFIABLE ASSETS                    30,968     31,073     31,859
Corporate and Other                               3,362      3,334      2,877
-----------------------------------------------------------------------------
    TOTAL ASSETS                                $34,330    $34,407    $34,736
=============================================================================

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
OPERATING INCOME
United States
  Petroleum                                     $   (64)   $   831    $   692
  Chemicals                                         689        241        162
  Coal and Other Minerals                           (42)        60         59
                                                -----------------------------
    Total United States                             583      1,132        913
                                                -----------------------------
International
  Petroleum                                       2,074      1,672      1,772
  Chemicals                                          96         81         63
  Coal and Other Minerals                             3         79         (3)
                                                -----------------------------
    Total International                           2,173      1,832      1,832
-----------------------------------------------------------------------------
    TOTAL OPERATING INCOME                        2,756      2,964      2,745
Corporate and Other                                (967)      (161)      (319)
Income Tax Expense                                 (859)    (1,110)    (1,161)
-----------------------------------------------------------------------------
    NET INCOME                                  $   930    $ 1,693    $ 1,265
=============================================================================

Operating income in 1995 included asset impairment writedowns of $1,017 in connection with the adoption of SFAS 121, as follows: U.S. Petroleum - $754; U.S. Chemicals - $20; U.S. Coal and Other Minerals - $97; International Petroleum - $127; and Corporate and Other - $19.

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

As a result of the change, "Corporate and Other" in 1995 and 1994 included $277 and $232, respectively, of before-tax expenses that, under the previous method, would have reduced segment operating income. There was no change in the net income of the company. Also in connection with the change, the company no longer allocates certain corporate identifiable assets to the business segments. At December 31, 1995 and 1994, "Corporate and Other" included $1,349 and $1,259 of identifiable assets that in previous years would have been included in the identifiable assets of the business segments.

These changes resulted in an increase to 1995 and 1994 U.S. Petroleum operating income of $121 and $101, and for international petroleum $132 and $111, respectively. Identifiable assets at December 31, 1995 and 1994, for U.S. Petroleum were reduced $632 and $630, and for International Petroleum, $583 and $506, respectively. The effect of these changes on 1995 and 1994 operating income and year-end 1995 and 1994 identifiable assets of the company's other segments and geographic areas was not material.

Identifiable assets for the business segments include all assets associated with operations in the indicated geographic areas, including investments in affiliates.

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
SALES AND OTHER OPERATING REVENUES
United States
  Petroleum-Refined products                    $10,677    $11,690    $13,169
           -Crude oil                             3,850      3,466      4,086
           -Natural gas                           1,604      1,755      1,776
           -Natural gas liquids                   1,130      1,072      1,098
           -Other petroleum revenues                717        637        682
           -Excise taxes                          2,999      2,977      2,554
           -Intersegment                            676        977        924
                                                -----------------------------
       Total Petroleum                           21,653     22,574     24,289
                                                -----------------------------
  Chemicals-Products                              3,157      2,528      2,211
           -Intersegment                            175        273        248
                                                -----------------------------
       Total Chemicals                            3,332      2,801      2,459
                                                -----------------------------
  Coal and Other Minerals                           350        415        447
                                                -----------------------------
    Total United States                          25,335     25,790     27,195
-----------------------------------------------------------------------------
International
  Petroleum-Refined products                      2,794      2,638      2,920
           -Crude oil                             5,526      4,783      4,415
           -Natural gas                             415        383        380
           -Natural gas liquids                     155        108        137
           -Other petroleum revenues                429        307        285
           -Excise taxes                          1,977      1,797      1,499
           -Intersegment                              -         (2)         1
                                                -----------------------------
       Total Petroleum                           11,296     10,014      9,637
                                                -----------------------------
  Chemicals-Products                                600        537        497
           -Excise taxes                             12         16         15
           -Intersegment                              9          8          6
                                                -----------------------------
       Total Chemicals                              621        561        518
                                                -----------------------------
  Coal and Other Minerals                             7          1          -
                                                -----------------------------
    Total International                          11,924     10,576     10,155
-----------------------------------------------------------------------------
Intersegment sales elimination                     (860)    (1,256)    (1,179)
-----------------------------------------------------------------------------
Corporate and Other                                 (89)        20         20
-----------------------------------------------------------------------------
  TOTAL SALES AND OTHER OPERATING REVENUES      $36,310    $35,130    $36,191
=============================================================================
Memo: Intergeographic Sales
      United States                             $   565    $   512    $   266
      International                               1,077      1,803      4,418
=============================================================================

Sales and other operating revenues for the petroleum segments are derived from the production and sale of crude oil, natural gas and natural gas liquids, and from the refining and marketing of petroleum products. The company also obtains revenues from the transportation and trading of crude oil and refined products. Chemicals revenues result primarily from the sale of petrochemicals, plastic resins, and lube oil and fuel additives. Coal and other minerals revenues relate primarily to coal sales. During 1994, the company essentially completed its withdrawal from non-coal minerals activities. The company's real estate and insurance operations and worldwide cash management and financing activities are in "Corporate and Other."

Sales and other operating revenues in the above table include both sales to unaffiliated customers and sales from the transfer of products between segments. Sales from the transfer of products between segments and geographic areas are generally at estimated market prices. Transfers between geographic areas are presented as memo items below the table.

Equity in earnings of affiliated companies has been associated with the segments in which the affiliates operate. Sales to the Caltex Group are included in the "International Petroleum" segment. Information on the Caltex and Tengizchevroil affiliates is presented in Note 12. Other affiliates are either not material or not vertically integrated with a segment's operations.

NOTE 11. LEASE COMMITMENTS Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Properties, plant and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:

                                                               At December 31
                                                           ------------------
                                                              1995       1994
-----------------------------------------------------------------------------
Petroleum
  Exploration and Production                                  $ 46       $ 45
  Refining, Marketing and Transportation                       833        618
-----------------------------------------------------------------------------
                                                               879        663
Less: accumulated amortization                                 403        398
-----------------------------------------------------------------------------
Net capitalized leased assets                                 $476       $265
=============================================================================

At December 31, 1995, the future minimum lease payments under operating and capital leases are as follows:

                                                               At December 31
                                                        ----------------------
                                                        Operating     Capital
Year                                                       Leases      Leases
-----------------------------------------------------------------------------
1996                                                         $142      $   90
1997                                                          130          86
1998                                                          106          84
1999                                                           96          75
2000                                                           93          65
Thereafter                                                    131         885
-----------------------------------------------------------------------------
  Total                                                      $698       1,285
-----------------------------------------------------------------
Less: amounts representing interest and executory costs                  (582)
-----------------------------------------------------------------------------
Net present values                                                        703
Less: capital lease obligations included in short-term debt              (315)
-----------------------------------------------------------------------------
Long-term capital lease obligations                                      $388
=============================================================================
Future sublease rental income                                $ 37        $  -
=============================================================================

Rental expenses incurred for operating leases during 1995, 1994 and 1993 were as follows:

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Minimum rentals                                    $403       $410       $452
Contingent rentals                                    9          7          9
-----------------------------------------------------------------------------
  Total                                             412        417        461
Less: sublease rental income                         14         14         15
-----------------------------------------------------------------------------
Net rental expense                                 $398       $403       $446
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

NOTE 12. INVESTMENTS AND ADVANCES Investments in and advances to companies accounted for using the equity method, and other investments accounted for at or below cost, are as follows:

                                                               At December 31
                                                           ------------------
                                                              1995       1994
-----------------------------------------------------------------------------
Equity method affiliates
  Caltex Group
    Exploration and Production                              $  446     $  496
    Refining, Marketing and Transportation                   2,032      1,866
-----------------------------------------------------------------------------
      Total Caltex Group                                     2,478      2,362
  Tengizchevroil                                             1,153      1,153
  Other affiliates                                             293        346
-----------------------------------------------------------------------------
                                                             3,924      3,861
Other, at or below cost                                        163        130
-----------------------------------------------------------------------------
Total investments and advances                              $4,087     $3,991
=============================================================================

Chevron owns 50 percent each of P.T. Caltex Pacific Indonesia, an exploration and production company operating in Indonesia; Caltex Petroleum Corporation, which, through its subsidiaries and affiliates, conducts refining and marketing activities in Asia, Africa, Australia and New Zealand; and American Overseas Petroleum Limited, which, through its subsidiary, manages certain of the company's exploration and production operations in Indonesia. These companies and their subsidiaries and affiliates are collectively called the Caltex Group.

Tengizchevroil (TCO) is a 50-percent owned joint venture formed in 1993 with the Republic of Kazakstan to develop the Tengiz and Korolev oil fields over a 40 year period. The investment in TCO at December 31, 1995 and 1994, included a deferred payment portion of $461 and $466, respectively, $420 of which is payable to the Republic of Kazakstan upon the attainment of a dedicated export system with the capability of the greater of 260,000 barrels of oil per day or TCO's production capacity. This portion of the investment was recorded upon formation of the venture as the company believed at the time, and continues to believe, that its payment is beyond a reasonable doubt given the original intent and continuing commitment of both parties to realizing the full potential of the venture over its 40-year life.

Equity in earnings of companies accounted for by the equity method, together with dividends and similar distributions received from equity method companies for the years 1995, 1994 and 1993 are as follows:

                                                         Year ended December 31
                              -------------------------------------------------
                                  Equity in Earnings                  Dividends
                              ----------------------     ----------------------
                                1995    1994    1993       1995    1994    1993
-------------------------------------------------------------------------------
Caltex Group
  Exploration and Production    $156    $140    $134
  Refining, Marketing
    and Transportation           294     210     227
----------------------------------------------------
    Total Caltex Group           450     350     361       $305    $239    $172
Tengizchevroil                     1     (10)     (1)         -       -       -
Other affiliates                 102     100      80        116     146      95
-------------------------------------------------------------------------------
  Total                         $553    $440    $440       $421    $385    $267
===============================================================================

The company's transactions with affiliated companies, primarily for the purchase of Indonesian crude oil from P.T. Caltex Pacific Indonesia and the sale of crude oil and products to Caltex Petroleum Corporation's refining and marketing companies, are summarized in the following table:

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Sales to Caltex Group                            $1,330     $1,166     $1,739
Sales to other affiliates                            10          7          5
-----------------------------------------------------------------------------
    Total sales to affiliates                    $1,340     $1,173     $1,744
=============================================================================
Purchases from Caltex Group                      $  934     $  800     $  842
Purchases from other affiliates                      40         52        101
-----------------------------------------------------------------------------
    Total purchases from affiliates              $  974     $  852     $  943
=============================================================================

Accounts and notes receivable in the consolidated balance sheet include $144 and $135 at December 31, 1995 and 1994, respectively, of amounts due from affiliated companies. Accounts payable include $37 and $46 at December 31, 1995 and 1994, respectively, of amounts due to affiliated companies.

The following tables summarize the combined financial information for the Caltex Group and all of the other equity method companies together with Chevron's share. Amounts shown for the affiliates are 100 percent.


                                                     Caltex Group                Other Affiliates                 Chevron's Share
                                     ----------------------------    ----------------------------    ----------------------------
Year ended December 31                   1995      1994      1993        1995      1994      1993        1995      1994      1993
---------------------------------------------------------------------------------------------------------------------------------
Sales and other operating revenues    $15,067   $14,751   $15,409      $2,594    $2,237    $1,972      $8,549    $8,176    $8,229
Total costs and other deductions       14,130    13,860    14,392       2,194     1,815     1,542       7,741     7,500     7,633
Net income                                899       689       720         315       357       374         553       440       440
=================================================================================================================================


                                                     Caltex Group                Other Affiliates                 Chevron's Share
                                     ----------------------------    ----------------------------    ----------------------------
At December 31                           1995      1994      1993        1995      1994      1993        1995      1994      1993
---------------------------------------------------------------------------------------------------------------------------------
Current assets                        $ 2,323   $ 2,421   $ 2,123      $  877    $  913    $  766      $1,527    $1,446    $1,256
Other assets                            7,794     7,389     6,266       3,888     4,216     3,871       5,414     5,396     4,731
Current liabilities                     3,223     3,072     2,411         413       543       471       1,863     1,617     1,332
Other liabilities                       1,935     2,005     1,683       3,341     3,225     2,620       1,154     1,364     1,155
Net equity                              4,959     4,733     4,295       1,011     1,361     1,546       3,924     3,861     3,500
=================================================================================================================================


NOTE 13. PROPERTIES, PLANT AND EQUIPMENT

                                                             At December 31                                  Year ended December 31
                      -----------------------------------------------------   -----------------------------------------------------
                       Gross Investment at Cost              Net Investment        Additions at Cost(1)        Depreciation Expense
                      -------------------------  --------------------------   -------------------------  --------------------------
                         1995     1994     1993      1995     1994     1993      1995     1994     1993      1995     1994     1993
-----------------------------------------------------------------------------------------------------------------------------------
UNITED STATES
Petroleum
  Exploration and
    Production        $18,209  $17,980  $17,608   $ 5,010  $ 5,900  $ 6,189    $  776   $  675   $  663    $1,577   $  983   $1,064
  Refining and
    Marketing          11,136   11,442   10,693     6,520    6,524    6,187       887      899      960       564      460      460
Chemicals               2,075    1,915    1,899     1,233    1,150    1,225       168       89      174       162      131      124
Coal and Other
  Minerals                857      869      848       359      461      488        33       30       32       135       54       54
-----------------------------------------------------------------------------------------------------------------------------------
  Total United States  32,277   32,206   31,048    13,122   14,035   14,089     1,864    1,693    1,829     2,438    1,628    1,702
-----------------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL
Petroleum
  Exploration and
    Production         10,951    9,661    8,729     5,463    4,800    4,353     1,421    1,051    1,014       712      578      519
  Refining and
    Marketing           2,459    2,482    2,385     1,674    1,743    1,686       335      218      219       116      114      106
Chemicals                 354      330      313       146      143      148        26       25       24        24       27       25
Coal and Other
  Minerals                 22       21       12        19       19       10         -       12        3         1        -        -
-----------------------------------------------------------------------------------------------------------------------------------
  Total International  13,786   12,494   11,439     7,302    6,705    6,197     1,782    1,306    1,260       853      719      650
-----------------------------------------------------------------------------------------------------------------------------------
Corporate and Other(2)  1,968    2,110    2,320     1,272    1,433    1,579       203      125       96        90       84      100
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL               $48,031  $46,810  $44,807   $21,696  $22,173  $21,865    $3,849   $3,124   $3,185    $3,381   $2,431   $2,452
===================================================================================================================================

(1)NET OF DRY HOLE EXPENSE RELATED TO PRIOR YEARS' EXPENDITURES OF $19, $53 AND $29 IN 1995, 1994 AND 1993, RESPECTIVELY.
(2)INCLUDES PRIMARILY REAL ESTATE AND MANAGEMENT INFORMATION SYSTEMS.


Expenses for maintenance and repairs were $833, $928 and $875 in 1995, 1994 and 1993, respectively.

NOTE 14. TAXES

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Taxes other than on income
  United States
    Excise taxes on products and merchandise     $2,999     $2,978     $2,554
    Property and other miscellaneous taxes          341        395        401
    Payroll taxes                                   127        112        122
    Taxes on production                             105        102        135
-----------------------------------------------------------------------------
      Total United States                         3,572      3,587      3,212
-----------------------------------------------------------------------------
  International
    Excise taxes on products and merchandise      1,989      1,812      1,514
    Property and other miscellaneous taxes          146        127        134
    Payroll taxes                                    30         19         19
    Taxes on production                              11         14          7
-----------------------------------------------------------------------------
      Total International                         2,176      1,972      1,674
-----------------------------------------------------------------------------
Total taxes other than on income                 $5,748     $5,559     $4,886
=============================================================================

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Taxes on income
  U.S. federal
    Current                                      $  152     $  175     $  394
    Deferred                                       (289)        43       (241)
    Deferred - Adjustment for enacted
      changes in tax laws/rates                       -          -         54
    State and local                                  29         10         63
-----------------------------------------------------------------------------
      Total United States                          (108)       228        270
-----------------------------------------------------------------------------
  International
    Current                                         937        815        864
    Deferred                                         14         67         48
    Deferred - Adjustment for enacted
      changes in tax laws/rates                      16          -        (21)
-----------------------------------------------------------------------------
      Total International                           967        882        891
-----------------------------------------------------------------------------
      Total taxes on income                      $  859     $1,110     $1,161
=============================================================================

U.S. federal income tax expense was reduced by $68, $60 and $57 in 1995, 1994 and 1993, respectively, for low-income housing and other business tax credits.

In 1995, before-tax (loss) income for U.S. operations was $(331) compared with $1,194 in 1994 and $687 in 1993. Before-tax income for international operations was $2,120, $1,609 and $1,739 in 1995, 1994 and 1993, respectively.

The deferred income tax provisions included benefits (costs) of $75, $(475) and $98 related to properties, plant and equipment in 1995, 1994 and 1993, respectively. Benefits were recorded in 1995 of $358 related to the impairment of long-lived assets and $91 related to the provision for the expected loss from exiting the real estate development business. U.S. benefits were recorded in 1993 related to the U.S. refining and marketing restructuring provision.

The company's effective income tax rate varied from the U.S. statutory federal income tax rate because of the following:

                                                       Year ended December 31
                                                -----------------------------
                                                   1995       1994       1993
-----------------------------------------------------------------------------
Statutory U.S. federal income tax rate             35.0%      35.0%      35.0%
Effects of income taxes on international
  operations in excess of taxes at the
  U.S. statutory rate                              26.2       18.5       15.6
Effects of asset dispositions                      (0.1)         -       (0.6)
State and local taxes on income,
  net of U.S. federal income tax benefit            0.9        0.2        2.2
Prior-year tax adjustments                          0.3       (4.4)       3.0
Effects of enacted changes in tax
  laws/rates on deferred tax liabilities            0.9          -        1.3
Tax credits                                        (3.8)      (2.1)      (2.4)
All others                                         (2.6)      (3.2)      (0.9)
-----------------------------------------------------------------------------
  Consolidated companies                           56.8       44.0       53.2
Effect of recording equity in income
  of certain affiliated companies
  on an after-tax basis                            (8.8)      (4.4)      (5.3)
-----------------------------------------------------------------------------
  Effective tax rate                               48.0%      39.6%      47.9%
=============================================================================

The company records its deferred taxes on a tax jurisdiction basis and classifies those net amounts as current or non-current based on the balance sheet classification of the related assets or liabilities.

At December 31, 1995 and 1994, deferred taxes were classified in the Consolidated Balance Sheet, as follows:

                                                               At December 31
                                                           ------------------
                                                              1995       1994
-----------------------------------------------------------------------------
Prepaid expenses and other current assets                   $ (139)    $ (112)
Deferred charges and other assets                             (138)      (148)
Federal and other taxes on income                               11         18
Non-current deferred income taxes                            2,433      2,674
-----------------------------------------------------------------------------
  Total deferred income taxes, net                          $2,167     $2,432
=============================================================================

The reported deferred tax balances are composed of the following deferred tax liabilities (assets):

                                                               At December 31
                                                           ------------------
                                                              1995       1994
-----------------------------------------------------------------------------
Properties, plant and equipment                            $ 4,442    $ 4,451
Inventory                                                      182        240
Miscellaneous                                                  277        254
-----------------------------------------------------------------------------
  Deferred tax liabilities                                   4,901      4,945
-----------------------------------------------------------------------------
Abandonment/environmental reserves                          (1,169)    (1,066)
Employee benefits                                             (567)      (564)
AMT/other tax credits                                         (816)      (711)
Other accrued liabilities                                     (240)      (299)
Miscellaneous                                                 (649)      (523)
-----------------------------------------------------------------------------
  Deferred tax assets                                       (3,441)    (3,163)
-----------------------------------------------------------------------------
Deferred tax assets valuation allowance                        707        650
-----------------------------------------------------------------------------
  Total deferred taxes, net                                $ 2,167    $ 2,432
=============================================================================

It is the company's policy for subsidiaries included in the U.S. consolidated tax return to record income tax expense as though they filed separately, with the parent recording the adjustment to income tax expense for the effects of consolidation.

Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $3,712 at December 31, 1995. Substantially all of this amount represents earnings reinvested as part of the company's ongoing business. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. The company estimates withholding taxes of approximately $207 would be payable upon remittance of these earnings.

NOTE 15. SHORT-TERM DEBT

                                                               At December 31
                                                           ------------------
                                                              1995       1994
-----------------------------------------------------------------------------
Commercial paper(1)                                         $4,808     $5,036
Current maturities of long-term debt                           143        134
Current maturities of long-term capital leases                  42         33
Redeemable long-term obligations
  Long-term debt                                               315        315
  Capital leases                                               273        273
Notes payable                                                   25         23
-----------------------------------------------------------------------------
  Subtotal(2)                                                5,606      5,814
Reclassified to long-term debt                              (1,800)    (1,800)
-----------------------------------------------------------------------------
  Total short-term debt                                     $3,806     $4,014
=============================================================================
(1)WEIGHTED AVERAGE INTEREST RATES AT DECEMBER 31, 1995 AND 1994, WERE 6.0% AND 6.0%, RESPECTIVELY, INCLUDING THE EFFECT OF INTEREST RATE SWAPS.
(2)WEIGHTED AVERAGE INTEREST RATES AT DECEMBER 31, 1995 AND 1994, WERE 5.9% AND 5.9%, RESPECTIVELY, INCLUDING THE EFFECT OF INTEREST RATE SWAPS.

Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.

The company has entered into interest rate swaps on a portion of its short-term debt. At December 31, 1995 and 1994, the company agreed to swap notional amounts of $1,050 and $700, respectively, of floating rate debt for fixed rates. The effect of these swaps on the company's interest expense was not material.

NOTE 16. LONG-TERM DEBT Chevron and one of its wholly owned subsidiaries each have "shelf" registrations on file with the Securities and Exchange Commission (SEC) that together would permit the issuance of $1,300 of debt securities pursuant to Rule 415 of the Securities Act of 1933.

At year-end 1995, the company had $4,425 of committed credit facilities with banks worldwide, $1,800 of which had termination dates beyond one year. The facilities support the company's commercial paper borrowings. Interest on any borrowings under the agreements is based on either the London Interbank Offered Rate or the Reserve Adjusted Domestic Certificate of Deposit Rate. No amounts were outstanding under these credit agreements during the year nor at year-end.

At both December 31, 1995 and 1994, the company classified $1,800 of short-term debt as long-term. Settlement of these obligations is not expected to require the use of working capital in 1996, as the company has both the intent and ability to refinance this debt on a long-term basis.

                                                               At December 31
                                                           ------------------
                                                              1995       1994
-----------------------------------------------------------------------------
8.11% amortizing notes due 2004(1)                          $  750     $  750
7.45% notes due 2004                                           348        348
9.375% sinking-fund debentures due 2016                        278        278
5.6% notes due 1998                                            190        190
9.75% sinking-fund debentures due 2017                         180        180
4.625% 200 million Swiss franc issue due 1997(2)               173        152
7.61% notes due 2003                                           160          -
7.10% serial notes due 1996-1997(1,3)                          100        150
6.92% notes due 2005                                            51          -
Other long-term obligations (7.11%)(3)
  (less than $50 individually)                                 166        183
Other foreign currency obligations (4.6%)(3)                    80         58
-----------------------------------------------------------------------------
  Total including debt due within one year                   2,476      2,289
    Debt due within one year                                  (143)      (134)
    Reclassified from short-term debt (6.0%)(3)              1,800      1,800
-----------------------------------------------------------------------------
Total long-term debt                                        $4,133     $3,955
=============================================================================
(1)GUARANTEE OF ESOP DEBT.
(2)AN INTEREST RATE SWAP EFFECTIVELY CHANGED THE FIXED INTEREST RATE TO A FLOATING RATE, WHICH WAS 2.24% AND 4.25% AT YEAR-END 1995 AND 1994.
(3)WEIGHTED AVERAGE INTEREST RATES AT DECEMBER 31, 1995.

Consolidated long-term debt maturing in each of the five years after December 31, 1995, is as follows: 1996-$143, 1997-$291, 1998-$301, 1999-$124 and 2000-
$121.

NOTE 17. EMPLOYEE BENEFIT PLANS

PENSION PLANS The company has defined benefit pension plans for most employees. The principal plans provide for automatic membership on a non-contributory basis. The retirement benefits provided by these plans are based primarily on years of service and on average career earnings or the highest consecutive three years' average earnings. The company's policy is to fund at least the minimum necessary to satisfy requirements of the Employee Retirement Income Security Act.

The net pension (credit) expense for all of the company's pension plans for the years 1995, 1994 and 1993 consisted of:

                                                   1995       1994       1993
-----------------------------------------------------------------------------
Cost of benefits earned during the year           $  99      $  97      $ 103
Interest cost on projected benefit obligations      273        263        276
Actual return on plan assets                       (728)       (62)      (472)
Net amortization and deferral                       342       (294)       101
-----------------------------------------------------------------------------
  Net pension (credit) expense                    $ (14)     $   4      $   8
=============================================================================

Settlement gains in 1995 and 1994, related to lump-sum payments, totaled $7 and $17, respectively. In 1993, the company recognized a net settlement loss of $63 and a curtailment loss of $4 reflecting the termination of a former Gulf pension plan and lump-sum payments from other company pension plans.

At December 31, 1995 and 1994, the weighted average discount rates, and long term rates for compensation increases used for estimating the benefit obligations and the expected rates of return on plan assets were as follows:

                                                              1995       1994
-----------------------------------------------------------------------------
Assumed discount rates                                         7.4%       8.8%
Assumed rates for compensation increases                       5.1%       5.1%
Expected return on plan assets                                 9.1%      10.1%
=============================================================================

The pension plans' assets consist primarily of common stocks, bonds, cash equivalents and interests in real estate investment funds. The funded status for the company's combined plans at December 31, 1995 and 1994, was as follows:

                                                                   Plans with
                                      Plans with Assets           Accumulated
                                           in Excess of              Benefits
                                            Accumulated          in Excess of
                                               Benefits           Plan Assets
                                      -----------------     -----------------
At December 31                           1995      1994        1995      1994
-----------------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligations          $(2,961)  $(2,596)      $(218)    $(186)
-----------------------------------------------------------------------------
  Accumulated benefit obligations     $(3,085)  $(2,680)      $(230)    $(194)
=============================================================================
  Projected benefit obligations       $(3,557)  $(3,053)      $(259)    $(222)
Plan assets at fair values              4,020     3,626          13         -
-----------------------------------------------------------------------------
Plan assets greater (less) than
  projected benefit obligations           463       573        (246)     (222)
Unrecognized net transition
  (assets) liabilities                   (240)     (294)         15        18
Unrecognized net (gains) losses           (29)     (178)         65        54
Unrecognized prior-service costs           94       113           9         6
Minimum liability adjustment                -         -         (75)      (80)
-----------------------------------------------------------------------------
  Net pension cost prepaid (accrued)  $   288   $   214       $(232)    $(224)
=============================================================================

The net transition assets and liabilities generally are being amortized by the straight-line method over 15 years.

PROFIT SHARING/SAVINGS PLAN AND SAVINGS PLUS PLAN Eligible employees of the company and certain of its subsidiaries who have completed one year of service may participate in the Profit Sharing /Savings Plan and the Savings Plus Plan.

Charges to expense for the profit sharing part of the Profit Sharing/ Savings Plan and the Savings Plus Plan were $99, $75 and $95 in 1995, 1994 and 1993, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) In December 1989, the company established an ESOP as part of the Profit Sharing/Savings Plan. The ESOP Trust Fund borrowed $1,000 and purchased 28.2 million previously unissued shares of the company's common stock. The ESOP provides a partial pre-funding of the company's future commitments to the profit sharing part of the plan, which will result in annual income tax savings for the company. The ESOP is expected to satisfy most of the company's obligations to the profit sharing part of the plan during the next nine years.

As allowed by AICPA Statement of Position (SOP) 93-6, the company has elected to continue its practices, which are based on SOP 76-3 and subsequent consensuses of the Emerging Issues Task Force of the Financial Accounting Standards Board. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as deferred compensation in the Consolidated Balance Sheet and Statement of Stockholders' Equity. The company reports compensation expense equal to the ESOP debt principal repayments less dividends received by the ESOP. Interest incurred on the ESOP debt is recorded as interest expense. Dividends paid on ESOP shares are reflected as a reduction of retained earnings. All ESOP shares are considered outstanding for earnings-per-share computations.

The company recorded expense for the ESOP of $67, $42 and $60 in 1995, 1994 and 1993, respectively, including $68, $71 and $74 of interest expense related to the ESOP debt. All dividends paid on the shares held by the ESOP are used to service the ESOP debt. The dividends used were $50, $50 and $47 in 1995, 1994 and 1993, respectively.

The company made contributions to the ESOP of $69, $63 and $57 in 1995, 1994 and 1993, respectively, to satisfy ESOP debt service in excess of dividends received by the ESOP. The ESOP shares were pledged as collateral for its debt. Shares are released from a suspense account and allocated to profit sharing accounts of plan participants, based on the debt service deemed to be paid in the year in proportion to the total of current year and remaining debt service. Compensation expense was $(1), $(10) and $(17) in 1995, 1994 and 1993, respectively. The ESOP shares as of December 31 were as follows:

Thousands                                                     1995       1994
-----------------------------------------------------------------------------
Allocated shares                                             7,223      5,969
Unallocated shares                                          19,490     21,208
-----------------------------------------------------------------------------
  Total ESOP shares                                         26,713     27,177
=============================================================================

BROAD-BASED EMPLOYEE STOCK OPTIONS In 1996, the company granted to all eligible employees 150 stock options or equivalents that become exercisable if, within three years, the price of Chevron stock reaches $75 or the company has the highest annual total stockholder return of its competitor group for the years 1994-1998.

MANAGEMENT INCENTIVE PLANS The company has two incentive plans, the Management Incentive Plan (MIP)and the Long-Term Incentive Plan (LTIP) for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. The MIP makes outright distributions of cash for services rendered or deferred awards in the form of stock units, or beginning with awards deferred in 1996, stock units or other investment fund alternatives. Awards under LTIP may take the form of, but are not limited to, stock options, restricted stock, stock units and non-stock grants. Stock options become exercisable not earlier than one year and not later than 10 years from the date of grant. In addition, in 1996 a portion of the LTIP options granted had terms similar to the broad-based employee stock options discussed above.

The maximum number of shares of common stock that may be granted each year is one percent of the total outstanding shares of common stock as of January 1 of such year. As of December 31, 1995, 7,074,852 shares were under option at exercise prices ranging from $31.9375 to $48.375 per share. Stock option transactions for 1995 and 1994 were as follows:

                                                               At December 31
                                                           ------------------
Thousands of shares                                           1995       1994
-----------------------------------------------------------------------------
Outstanding at January 1                                     5,845      4,303
  Granted                                                    1,806      1,770
  Exercised                                                   (498)      (140)
  Forfeited                                                    (78)       (88)
-----------------------------------------------------------------------------
Outstanding December 31                                      7,075      5,845
=============================================================================
Exercisable December 31                                      5,339      4,152
=============================================================================

Charges to expense for the combined management incentive plans were $45, $31 and $36 in 1995, 1994 and 1993, respectively.

OTHER BENEFIT PLANS In addition to providing pension benefits, the company makes contributions toward certain health care and life insurance plans for active and qualifying retired employees. Substantially all employees in the United States and in certain international locations may become eligible for coverage under these benefit plans. The company's annual contributions for medical and dental benefits are limited to the lesser of actual medical and dental claims or a defined fixed per-capita amount. Life insurance benefits are paid by the company and annual contributions are based on actual plan experience.

Non-pension postretirement benefits are funded by the company when incurred. A reconciliation of the funded status of these benefit plans is as follows:

                               At December 31, 1995        At December 31, 1994
                        --------------------------- ---------------------------
                           Health     Life    Total    Health     Life    Total
-------------------------------------------------------------------------------
Accumulated
  postretirement
  benefit
  obligation
  (APBO)
  Retirees                $  (467)   $(328) $  (795)    $(480)   $(262) $  (742)
  Fully eligible
    active
    participants             (144)     (81)    (225)     (120)     (57)    (177)
  Other active
    participants             (211)     (51)    (262)     (190)     (37)    (227)
-------------------------------------------------------------------------------
Total APBO                   (822)    (460)  (1,282)     (790)    (356)  (1,146)
Fair value
  of plan assets                -        -        -         -        -        -
-------------------------------------------------------------------------------
APBO (greater)
  than plan assets           (822)    (460)  (1,282)     (790)    (356)  (1,146)
Unrecognized
  net (gain) loss            (179)      25     (154)     (195)     (66)    (261)
-------------------------------------------------------------------------------
Accrued
  postretirement
  benefit costs           $(1,001)   $(435) $(1,436)    $(985)   $(422) $(1,407)
===============================================================================

The company's net postretirement benefits expense was as follows:

                               1995                  1994                  1993
              --------------------- --------------------- ---------------------
                Health  Life  Total   Health  Life  Total   Health  Life  Total
-------------------------------------------------------------------------------
Cost of benefits
  earned during
  the year         $15   $ 3   $ 18      $23   $ 4   $ 27      $23   $ 3   $ 26
Interest cost
  on benefit
  obligation        67    30     97       71    31    102       76    30    106
Net amortization
  of (gain) loss    (9)   (2)   (11)       -     -      -        -     -      -
-------------------------------------------------------------------------------
Net post-
  retirement
  benefits
  expense          $73   $31   $104      $94   $35   $129      $99   $33   $132
===============================================================================

For measurement purposes, separate health care cost-trend rates were utilized for pre-age 65 and post-age 65 retirees. The 1996 annual rates of change were assumed to be (3.7) percent and 1.8 percent, respectively, increasing to 8.3 percent and 7.5 percent in 1997 and gradually decreasing thereafter to the average ultimate rates of 5.6 percent in 2005 for pre-age 65 and 4.5 percent in 2005 for post-age 65. An increase in the assumed health care cost-trend rates of one percent in each year would increase the aggregate of service and interest costs for the year 1995 by $13 and would increase the December 31, 1995 accumulated postretirement benefit obligation (APBO) by $113.

At December 31, 1995, the weighted average discount rate was 7.25 percent, and the assumed rate of compensation increase related to the measurement of the life insurance benefit was 5.0 percent.

NOTE 18. OTHER CONTINGENT LIABILITIES AND COMMITMENTS The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1976 and 1987, respectively. For federal income tax purposes, all issues other than the allocation of state income taxes and the creditability of taxes paid to the government of Indonesia have been resolved through 1987. A Tax Court decision in 1995 confirmed the validity of tax regulations for allocating state income taxes. The company currently is working with the Internal Revenue Service to agree on a methodology that could apply to all years. The Indonesia issue applies only to years after 1982. While the amounts under dispute with the IRS are significant, settlement of open tax matters is not expected to have a material effect on the consolidated net assets or liquidity of the company, and in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination.

At December 31, 1995, the company and its subsidiaries, as direct or indirect guarantors, had contingent liabilities of $100 for notes of affiliated companies and $77 for notes of others.

The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements. The aggregate amount of required payments under these various commitments are: 1996-$177; 1997-$156; 1998-$140; 1999-$118; 2000-$90; 2001 and
after-$509. Total payments under the agreements were $173 in 1995, $154 in 1994 and $142 in 1993.

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purports to be for the period April 1980 through April 1990. The DOE claimed the company overrecouped under the regulations by $125 during the period in question but is currently requesting that the DOE's Office of Hearings and Appeals (OHA) amend the amount to $167. If the amendment is granted, the total claim, including interest through December 1995, amounts to $442. The company asserts that in fact it incurred a loss through participation in the DOE program. Evidentiary hearings on the no-benefit argument began in mid-December 1994 and were concluded in March 1995. Oral arguments were held in August 1995 and the company is awaiting a decision by the OHA.

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

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Papua New Guinea, Indonesia, China and Zaire. The company's Caltex affiliates have significant operations in Indonesia, Japan, Korea, Australia, the Philippines, Singapore, Thailand and South Africa. The company's Tengizchevroil affiliate operates in Kazakstan.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
Unaudited

In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities"(SFAS 69), this section provides supplemental information on oil and gas exploration and producing activities of the company in six separate tables. The first three tables provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on the company's estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. The Africa geographic area includes activities principally in Nigeria, Angola, Zaire and Congo. The "Other" geographic category includes activities in Australia, the United Kingdom North Sea, Canada, Papua New Guinea, China and other countries. Amounts shown for affiliated companies are Chevron's 50 percent equity share in each of P.T. Caltex Pacific Indonesia
(CPI), an exploration and production company operating in Indonesia, and Tengizchevroil (TCO), an exploration and production company operating in the Republic of Kazakstan, which began operations in April 1993.


TABLE I - COSTS INCURRED IN EXPLORATION, PROPERTY ACQUISITIONS AND
DEVELOPMENT (1)


                                                                    Consolidated Companies  Affiliated Companies
                                         -------------------------------------------------  --------------------
Millions of dollars                             U.S.       Africa       Other        Total          CPI      TCO        Worldwide
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 1995
Exploration
    Wells                                      $256          $ 63        $141       $  460         $  1     $  -           $  461
    Geological and geophysical                    9            29          37           75            9        -               84
    Rentals and other                            47            11          64          122            -        -              122
---------------------------------------------------------------------------------------------------------------------------------
    Total exploration                           312           103         242          657           10        -              667
---------------------------------------------------------------------------------------------------------------------------------
Property acquisitions(2)
    Proved(3)                                    21            56           -           77            -        -               77
    Unproved                                     31             8          12           51            -        -               51
---------------------------------------------------------------------------------------------------------------------------------
    Total property acquisitions                  52            64          12          128            -        -              128
---------------------------------------------------------------------------------------------------------------------------------
Development                                     453           640         568        1,661           97        7            1,765
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                           $817          $807        $822       $2,446         $107     $  7           $2,560
=================================================================================================================================
YEAR ENDED DECEMBER 1994
Exploration
    Wells                                      $163          $ 48        $118       $  329         $  -     $  -           $  329
    Geological and geophysical                    5            29          38           72            9        -               81
    Rentals and other                            41             4          71          116            -        -              116
---------------------------------------------------------------------------------------------------------------------------------
    Total exploration                           209            81         227          517            9        -              526
---------------------------------------------------------------------------------------------------------------------------------
Property acquisitions(2)
    Proved(3)                                    95           145           4          244            -        -              244
    Unproved                                     28            19          21           68            -        -               68
---------------------------------------------------------------------------------------------------------------------------------
    Total property acquisitions                 123           164          25          312            -        -              312
---------------------------------------------------------------------------------------------------------------------------------
Development                                     416           276         503        1,195          140      173            1,508
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                           $748          $521        $755       $2,024         $149     $173           $2,346
=================================================================================================================================
YEAR ENDED DECEMBER 1993
Exploration
    Wells                                      $123          $ 57        $126       $  306         $  1     $  -           $  307
    Geological and geophysical                   12            40          40           92            9        -              101
    Rentals and other                            48             7          70          125            -        -              125
---------------------------------------------------------------------------------------------------------------------------------
    Total exploration                           183           104         236          523           10        -              533
---------------------------------------------------------------------------------------------------------------------------------
Property acquisitions(2)
    Proved(3)                                    12             -          14           26            -      276              302
    Unproved                                     11             9          10           30            -      420              450
---------------------------------------------------------------------------------------------------------------------------------
    Total property acquisitions                  23             9          24           56            -      696              752
---------------------------------------------------------------------------------------------------------------------------------
Development                                     475           239         566        1,280          136       35            1,451
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                           $681          $352        $826       $1,859         $146     $731           $2,736
=================================================================================================================================
(1)INCLUDES COSTS INCURRED WHETHER CAPITALIZED OR CHARGED TO EARNINGS. EXCLUDES SUPPORT EQUIPMENT EXPENDITURES.
(2)PROVED AMOUNTS INCLUDE WELLS, EQUIPMENT AND FACILITIES ASSOCIATED WITH PROVED RESERVES. UNPROVED REPRESENTS AMOUNTS FOR
   EQUIPMENT AND FACILITIES NOT ASSOCIATED WITH THE PRODUCTION OF PROVED RESERVES.
(3)DOES NOT INCLUDE PROPERTIES ACQUIRED THROUGH PROPERTY EXCHANGES.


TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES


                                                                    Consolidated Companies  Affiliated Companies
                                         -------------------------------------------------  --------------------
Millions of dollars                             U.S.       Africa       Other        Total          CPI      TCO        Worldwide
---------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1995
Unproved properties                          $   329       $   57      $  190      $   576       $    -   $  420          $   996
Proved properties and related
  producing assets                            16,261        1,959       5,334       23,554          900      408           24,862
Support equipment                                686          138         295        1,119          494      207            1,820
Deferred exploratory wells                       148           40          62          250            -        -              250
Other uncompleted projects                       368        1,010       1,176        2,554          320      112            2,986
---------------------------------------------------------------------------------------------------------------------------------
  Gross capitalized costs                     17,792        3,204       7,057       28,053        1,714    1,147           30,914
---------------------------------------------------------------------------------------------------------------------------------
Unproved properties valuation                    213           30          95          338            -        -              338
Proved producing properties -
  Depreciation and depletion                  11,282        1,071       3,119       15,472          492       18           15,982
  Future abandonment and restoration           1,062          247         291        1,600           24        2            1,626
Support equipment depreciation                   384           64         179          627          277       30              934
---------------------------------------------------------------------------------------------------------------------------------
  Accumulated provisions                      12,941        1,412       3,684       18,037          793       50           18,880
---------------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                        $ 4,851       $1,792      $3,373      $10,016       $  921   $1,097          $12,034
=================================================================================================================================
AT DECEMBER 31, 1994
Unproved properties                          $   354       $   50      $  213      $   617       $    -   $  420          $ 1,037
Proved properties and related
  producing assets                            15,996        1,822       4,946       22,764          804      330           23,898
Support equipment                                755          133         302        1,190          456      180            1,826
Deferred exploratory wells                       145           44          68          257            -        -              257
Other uncompleted projects                       308          403       1,000        1,711          353      210            2,274
---------------------------------------------------------------------------------------------------------------------------------
  Gross capitalized costs                     17,558        2,452       6,529       26,539        1,613    1,140           29,292
---------------------------------------------------------------------------------------------------------------------------------
Unproved properties valuation                    230           23         109          362            -        -              362
Proved producing properties -
  Depreciation and depletion                  10,296          924       2,713       13,933          435        8           14,376
  Future abandonment and restoration           1,005          221         294        1,520           14        1            1,535
Support equipment depreciation                   359           60         157          576          250       16              842
---------------------------------------------------------------------------------------------------------------------------------
  Accumulated provisions                      11,890        1,228       3,273       16,391          699       25           17,115
---------------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                        $ 5,668       $1,224      $3,256      $10,148       $  914   $1,115          $12,177
=================================================================================================================================
AT DECEMBER 31, 1993
Unproved properties                          $   404       $   31      $  206      $   641       $    -   $  420          $ 1,061
Proved properties and related
  producing assets                            15,655        1,528       4,646       21,829          694      311           22,834
Support equipment                                750          105         303        1,158          397      149            1,704
Deferred exploratory wells                       139           23          60          222            -        -              222
Other uncompleted projects                       269          296         879        1,444          398       68            1,910
---------------------------------------------------------------------------------------------------------------------------------
  Gross capitalized costs                     17,217        1,983       6,094       25,294        1,489      948           27,731
---------------------------------------------------------------------------------------------------------------------------------
Unproved properties valuation                    280           20         103          403            -        -              403
Proved producing properties -
  Depreciation and depletion                   9,645          799       2,467       12,911          384        2           13,297
  Future abandonment and restoration           1,002          195         276        1,473           12        1            1,486
Support equipment depreciation                   338           52         149          539          233        5              777
---------------------------------------------------------------------------------------------------------------------------------
  Accumulated provisions                      11,265        1,066       2,995       15,326          629        8           15,963
---------------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                        $ 5,952       $  917      $3,099      $ 9,968       $  860   $  940          $11,768
=================================================================================================================================


TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES(1)

The company's results of operations from oil and gas producing activities for the years 1995, 1994 and 1993 are shown below.

Net income from exploration and production activities as reported on page FS-6 reflects income taxes computed on an effective rate basis. In accordance with SFAS 69, income taxes below are based on statutory tax rates, reflecting allowable deductions and tax credits. Results reported below exclude any allocation of corporate overhead; net income for 1993 reported on page FS-6 includes allocated corporate overhead, but 1995 and 1994 do not. Interest expense is excluded from the results reported below and from the net income amounts on page FS-6.


                                                                    Consolidated Companies  Affiliated Companies
                                         -------------------------------------------------  --------------------
Millions of dollars                             U.S.       Africa       Other        Total          CPI      TCO        Worldwide
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Revenues from net production
  Sales                                      $ 1,189       $  748      $  783      $ 2,720        $  35     $125          $ 2,880
  Transfers                                    1,689          824         662        3,175          583        -            3,758
---------------------------------------------------------------------------------------------------------------------------------
    Total                                      2,878        1,572       1,445        5,895          618      125            6,638
Production expenses                           (1,196)        (190)       (400)      (1,786)        (195)     (94)          (2,075)
Proved producing properties depreciation,
  depletion and abandonment provision           (752)        (174)       (316)      (1,242)         (69)     (26)          (1,337)
Exploration expenses                            (102)         (57)       (213)        (372)          (9)       -             (381)
Unproved properties valuation                    (18)          (7)        (11)         (36)           -        -              (36)
New accounting standard for impaired assets     (753)           -        (128)        (881)           -        -             (881)
Other income (expense)(2)                        130          (52)         37          115          (13)       -              102
---------------------------------------------------------------------------------------------------------------------------------
  Results before income taxes                    187        1,092         414        1,693          332        5            2,030
Income tax expense                               (61)        (660)       (246)        (967)        (176)      (4)          (1,147)
---------------------------------------------------------------------------------------------------------------------------------
RESULTS OF PRODUCING OPERATIONS              $   126       $  432      $  168      $   726        $ 156     $  1          $   883
=================================================================================================================================
YEAR ENDED DECEMBER 31, 1994
Revenues from net production
  Sales                                      $ 1,484       $  353      $  736      $ 2,573        $  24     $ 86          $ 2,683
  Transfers                                    1,598          960         642        3,200          531        -            3,731
---------------------------------------------------------------------------------------------------------------------------------
    Total                                      3,082        1,313       1,378        5,773          555       86            6,414
Production expenses                           (1,219)        (222)       (399)      (1,840)        (184)     (65)          (2,089)
Proved producing properties depreciation,
  depletion and abandonment provision           (885)        (153)       (326)      (1,364)         (53)     (17)          (1,434)
Exploration expenses                            (132)         (52)       (192)        (376)          (9)       -             (385)
Unproved properties valuation                    (21)          (3)        (15)         (39)           -        -              (39)
Other income (expense)(2)                         22          (50)        (21)         (49)         (26)      (8)             (83)
---------------------------------------------------------------------------------------------------------------------------------
  Results before income taxes                    847          833         425        2,105          283       (4)           2,384
Income tax expense                              (314)        (569)       (252)      (1,135)        (143)      (6)          (1,284)
---------------------------------------------------------------------------------------------------------------------------------
Results of Producing Operations              $   533       $  264      $  173      $   970        $ 140     $(10)         $ 1,100
=================================================================================================================================
YEAR ENDED DECEMBER 31, 1993
Revenues from net production
  Sales                                      $ 1,539       $  247      $  779      $ 2,565        $  22     $ 41          $ 2,628
  Transfers                                    1,912        1,040         661        3,613          487        -            4,100
---------------------------------------------------------------------------------------------------------------------------------
    Total                                      3,451        1,287       1,440        6,178          509       41            6,728
Production expenses                           (1,274)        (208)       (402)      (1,884)        (161)     (43)          (2,088)
Proved producing properties depreciation,
  depletion and abandonment provision           (958)        (126)       (311)      (1,395)         (50)      (8)          (1,453)
Exploration expenses                             (99)         (79)       (174)        (352)          (9)       -             (361)
Unproved properties valuation                    (31)          (4)        (12)         (47)           -        -              (47)
Other income (expense)(2)                         20            -           8           28           (3)       9               34
---------------------------------------------------------------------------------------------------------------------------------
  Results before income taxes                  1,109          870         549        2,528          286       (1)           2,813
Income tax expense                              (422)        (625)       (243)      (1,290)        (152)       -           (1,442)
---------------------------------------------------------------------------------------------------------------------------------
Results of Producing Operations              $   687       $  245      $  306      $ 1,238        $ 134     $ (1)         $ 1,371
=================================================================================================================================


TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (1) - Continued


                                                                    Consolidated Companies  Affiliated Companies
                                         -------------------------------------------------  --------------------
PER-UNIT AVERAGE SALES PRICE
  AND PRODUCTION COST (1)(3)                    U.S.       Africa       Other        Total          CPI      TCO        Worldwide
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
 Average sales prices
  Liquids, per barrel                         $14.98       $16.49      $15.32       $15.55       $14.35   $11.51           $15.29
  Natural gas, per thousand cubic feet          1.52            -        1.72         1.56            -      .71             1.55
 Average production costs, per barrel           5.11         2.00        3.83         4.12         4.52     7.73             4.24
=================================================================================================================================
YEAR ENDED DECEMBER 31, 1994
 Average sales prices
  Liquids, per barrel                         $13.65       $15.16      $14.16       $14.18       $12.65   $10.54           $13.90
  Natural gas, per thousand cubic feet          1.76            -        1.83         1.78            -      .56             1.76
 Average production costs, per barrel           4.81         2.57        3.79         4.13         4.19     7.13             4.19
=================================================================================================================================
YEAR ENDED DECEMBER 31, 1993
 Average sales prices
  Liquids, per barrel                         $14.48       $16.21      $16.06       $15.33       $13.29   $10.74           $15.05
  Natural gas, per thousand cubic feet          1.98            -        2.08         2.00            -      .13             1.99
 Average production costs, per barrel           4.91         2.62        4.22         4.34         4.19     9.82             4.38
=================================================================================================================================
Average sales price for liquids ($/Bbl)
  DECEMBER 1995                               $15.47       $17.45      $16.03       $16.25       $15.39   $11.37           $16.01
  December 1994                                13.80        15.20       14.35        14.36        13.10    10.54            14.12
  December 1993                                10.73        12.94       13.63        12.05        10.72     8.58            11.82
=================================================================================================================================
Average sales price for natural gas ($/MCF)
  DECEMBER 1995                               $ 2.04       $    -      $ 1.99       $ 2.03       $    -   $  .77           $ 2.02
  December 1994                                 1.62            -        1.73         1.64            -      .57             1.63
  December 1993                                 2.19            -        2.34         2.21            -      .26             2.20
=================================================================================================================================
(1)THE VALUE OF OWNED PRODUCTION CONSUMED AS FUEL HAS BEEN ELIMINATED FROM REVENUES AND PRODUCTION EXPENSES, AND THE RELATED
   VOLUMES HAVE BEEN DEDUCTED FROM NET PRODUCTION IN CALCULATING THE PER-UNIT AVERAGE SALES PRICE AND PRODUCTION COST. THIS HAS
   NO EFFECT ON THE AMOUNT OF RESULTS OF PRODUCING OPERATIONS.
(2)INCLUDES GAS-PROCESSING FEES, NET SULFUR INCOME, NATURAL GAS CONTRACT SETTLEMENTS, CURRENCY TRANSACTION GAINS AND LOSSES,
   MISCELLANEOUS EXPENSES, ETC. IN 1995, BEFORE-TAX NET ASSET WRITE-OFFS, ASSET DISPOSITIONS, ENVIRONMENTAL PROVISIONS AND
   REGULATORY ISSUES INCREASED INCOME $15 IN THE UNITED STATES. HOWEVER, IN THE INTERNATIONAL OTHER SEGMENT, NET SPECIAL
   CHARGES FOR LITIGATION AND EMPLOYEE SEVERANCE REDUCED EARNINGS $29. IN 1994, THE UNITED STATES INCLUDED BEFORE-TAX NET CHARGES
   OF $97 RELATING TO ENVIRONMENTAL CLEANUP PROVISIONS, LITIGATION AND REGULATORY SETTLEMENTS AND AN INSURANCE RECOVERY. IN 1993,
   THE UNITED STATES INCLUDES BEFORE-TAX LOSSES ON PROPERTY DISPOSITIONS AND OTHER SPECIAL CHARGES TOTALING $150.
(3)NATURAL GAS CONVERTED TO CRUDE OIL EQUIVALENT GAS (OEG) BARRELS AT A RATE OF 6 MCF=1 OEG BARREL.


TABLE IV - RESERVE QUANTITIES INFORMATION

The company's estimated net proved underground oil and gas reserves and changes thereto for the years 1995, 1994 and 1993 are shown in the following table. Proved reserves are estimated by the company's asset teams composed of earth scientists and reservoir engineers. These proved reserve estimates are reviewed annually by the corporation's reserves advisory committee to ensure that rigorous professional standards and the reserves definitions prescribed by the Securities and Exchange Commission are consistently applied throughout the company.

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

Proved reserves do not include additional quantities recoverable beyond the term of the lease or contract unless renewal is reasonably certain, or that may result from extensions of currently proved areas, or from application of secondary or tertiary recovery processes not yet tested and determined to be economic.

Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.

"Net" reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate.

Proved reserves for Tengizchevroil (TCO), the company's 50 percent owned affiliate in Kazakstan, do not include reserves that will be produced when a dedicated export system is in place.


                        NET PROVED RESERVES OF CRUDE OIL, CONDENSATE         NET PROVED RESERVES OF NATURAL GAS
                        AND NATURAL GAS LIQUIDS         MILLIONS OF BARRELS                                BILLIONS OF CUBIC FEET
                        ---------------------------------------------------  ----------------------------------------------------
                             CONSOLIDATED COMPANIES    AFFILIATES                  CONSOLIDATED COMPANIES    AFFILIATES
                        ---------------------------- ------------    WORLD-  ----------------------------- -------------    WORLD-
                          U.S. AFRICA  OTHER   TOTAL   CPI    TCO     WIDE     U.S. AFRICA   OTHER   TOTAL    CPI    TCO     WIDE
---------------------------------------------------------------------------  ----------------------------------------------------
RESERVES AT
JANUARY 1, 1993          1,368    615    472   2,455   641      -     3,096   5,499      -   2,518   8,017    158      -    8,175
Changes attributable to:
  Revisions                (36)    42     (2)      4    53      -        57     383      -    (142)    241     (4)     1      238
  Improved recovery         74      -     25      99    21      -       120       7      -       -       7      2      -        9
  Extensions
     and discoveries        24    105     18     147     2      -       149     349      -      44     393      -      -      393
  Purchases(1)              10      -     18      28     -  1,106     1,134      24      -       9      33      -  1,533    1,566
  Sales(2)                 (17)     -     (7)    (24)    -      -       (24)    (27)     -     (21)    (48)     -      -      (48)
Production                (144)   (80)   (71)   (295)  (48)    (4)     (347)   (751)     -    (151)   (902)   (14)    (6)    (922)
---------------------------------------------------------------------------  ----------------------------------------------------
RESERVES AT
DECEMBER 31, 1993        1,279    682    453  2,414    669  1,102     4,185   5,484      -   2,257   7,741    142  1,528    9,411
Changes attributable to:
  Revisions                  1     30     10     41    (19)     1        23     283      -     (11)    272     (6)     2      268
  Improved recovery         22     18     36     76      9      -        85       5      -       7      12      -      -       12
  Extensions
    and discoveries         35     85     46    166      -      -       166     533      -     675   1,208     26      -    1,234
  Purchases(1)               1     76      -     77      -      -        77      55      -       1      56      -      -       56
  Sales(2)                  (4)     -     (3)    (7)     -      -        (7)    (23)     -     (31)    (54)     -      -      (54)
Production                (134)   (87)   (77)  (298)   (56)    (8)     (362)   (761)     -    (176)   (937)   (11)   (12)    (960)
---------------------------------------------------------------------------  ----------------------------------------------------
RESERVES AT
DECEMBER 31, 1994        1,200    804    465  2,469    603  1,095     4,167   5,576      -   2,722   8,298    151  1,518    9,967
Changes attributable to:
  Revisions                 25     62     74    161    (28)     2       135       3     62      71     136     13      2      151
  Improved recovery          7     36     66    109     42      -       151       7      -      23      30      -      -       30
  Extensions
    and discoveries         87    137     14    238      -      -       238     609     22     175     806      6      -      812
  Purchases(1)               3     25      -     28      -      -        28      48      -       2      50      -      -       50
  Sales(2)                  (6)     -     (5)   (11)     -      -       (11)    (29)     -     (23)    (52)     -      -      (52)
Production                (129)   (95)   (76)  (300)   (55)   (10)     (365)   (682)     -    (176)   (858)   (15)   (15)    (888)
---------------------------------------------------------------------------  ----------------------------------------------------
RESERVES AT
DECEMBER 31, 1995        1,187    969    538  2,694    562  1,087     4,343   5,532     84   2,794   8,410    155  1,505   10,070
===========================================================================  ====================================================
Developed reserves
---------------------------------------------------------------------------  ----------------------------------------------------
  At January 1, 1993     1,251    498    315  2,064    368      -     2,432   4,812      -   1,845   6,657    150      -    6,807
  At December 31, 1993   1,151    503    310  1,964    511    421     2,896   4,863      -   1,647   6,510    130    584    7,224
  At December 31, 1994   1,097    546    293  1,936    499    414     2,849   4,919      -   1,508   6,427    135    574    7,136
  AT DECEMBER 31, 1995   1,061    596    371  2,028    457    406     2,891   4,929     84   1,726   6,739    140    562    7,441
===========================================================================  ====================================================
(1)INCLUDES RESERVES ACQUIRED THROUGH PROPERTY EXCHANGES.
(2)INCLUDES RESERVES DISPOSED OF THROUGH PROPERTY EXCHANGES.


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

The information provided does not represent management's estimate of the company's expected future cash flows or value of proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS 69 requires assumptions as to the timing and amount of future development and production costs. The calculations are made as of December 31 each year and should not be relied upon as an indication of the company's future cash flows or value of its oil and gas reserves.

TABLE V -STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES - Continued


                                                                    Consolidated Companies  Affiliated Companies
                                         -------------------------------------------------  --------------------
Millions of dollars                             U.S.       Africa       Other        Total          CPI      TCO        Worldwide
---------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1995
Future cash inflows from production         $ 30,200      $17,570     $15,340     $ 63,110      $ 9,530  $15,630         $ 88,270
Future production and development costs      (14,140)      (4,350)     (4,600)     (23,090)      (5,700)  (7,140)         (35,930)
Future income taxes                           (5,390)      (7,910)     (3,660)     (16,960)      (1,950)  (3,350)         (22,260)
---------------------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows            10,670        5,310       7,080       23,060        1,880    5,140           30,080
10 percent midyear annual discount for
  timing of estimated cash flows              (4,260)      (1,830)     (3,140)      (9,230)        (800)  (3,700)         (13,730)
---------------------------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS                     $  6,410      $ 3,480     $ 3,940     $ 13,830      $ 1,080  $ 1,440         $ 16,350
=================================================================================================================================
AT DECEMBER 31, 1994
Future cash inflows from production         $ 26,030      $12,230     $12,450     $ 50,710      $ 9,160  $14,080         $ 73,950
Future production and development costs      (13,540)      (4,060)     (5,450)     (23,050)      (6,050)  (8,020)         (37,120)
Future income taxes                           (3,950)      (5,000)     (2,410)     (11,360)      (1,570)  (2,090)         (15,020)
---------------------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows             8,540        3,170       4,590       16,300        1,540    3,970           21,810
10 percent midyear annual discount for
  timing of estimated cash flows              (3,490)      (1,220)     (1,870)      (6,580)        (660)  (2,950)         (10,190)
---------------------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
  Future Net Cash Flows                     $  5,050      $ 1,950     $ 2,720     $  9,720      $   880  $ 1,020         $ 11,620
=================================================================================================================================
AT DECEMBER 31, 1993
Future cash inflows from production         $ 24,990      $ 8,680     $10,590     $ 44,260      $ 8,490  $11,170         $ 63,920
Future production and development costs      (13,510)      (3,640)     (4,740)     (21,890)      (5,660)  (8,240)         (35,790)
Future income taxes                           (3,490)      (3,020)     (1,660)      (8,170)      (1,380)    (900)         (10,450)
---------------------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows             7,990        2,020       4,190       14,200        1,450    2,030           17,680
10 percent midyear annual discount for
  timing of estimated cash flows              (3,400)        (700)     (1,500)      (5,600)        (650)  (1,690)          (7,940)
---------------------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
  Future Net Cash Flows                     $  4,590      $ 1,320     $ 2,690     $  8,600      $  800   $   340         $  9,740
=================================================================================================================================


TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES

                                               CONSOLIDATED COMPANIES          AFFILIATED COMPANIES                     WORLDWIDE
                                         ----------------------------  ----------------------------  ----------------------------
MILLIONS OF DOLLARS                          1995      1994      1993      1995      1994      1993      1995      1994      1993
---------------------------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT JANUARY 1                $ 9,720   $ 8,600   $12,740    $1,900    $1,140   $ 1,010   $11,620   $ 9,740   $13,750
---------------------------------------------------------------------------------------------------------------------------------
Sales and transfers of oil and gas
  produced, net of production costs        (4,109)   (3,933)   (4,294)     (454)     (392)     (346)  (4,563)    (4,325)   (4,640)
Development costs incurred                  1,661     1,195     1,280       104       313       171    1,765      1,508     1,451
Purchases of reserves                         230       305        30         -         -       436      230        305       466
Sales of reserves                            (116)      (54)      (72)        -         -         -     (116)       (54)      (72)
Extensions, discoveries and improved
  recovery, less related costs              2,927     1,775       922       165        (3)        5    3,092      1,772       927
Revisions of previous quantity estimates    1,979     1,064     1,210      (723)     (377)      560    1,256        687     1,770
Net changes in prices, development
  and production costs                      3,602     1,317    (6,602)    1,756     1,384    (1,123)   5,358      2,701    (7,725)
Accretion of discount                       1,513     1,233     1,775       310       206       205    1,823      1,439     1,980
Net change in income tax                   (3,577)   (1,782)    1,611      (538)     (371)      222   (4,115)    (2,153)    1,833
---------------------------------------------------------------------------------------------------------------------------------
  Net change for the year                   4,110     1,120    (4,140)      620       760       130    4,730      1,880    (4,010)
---------------------------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT DECEMBER 31              $13,830   $ 9,720   $ 8,600    $2,520    $1,900   $ 1,140  $16,350    $11,620   $ 9,740
=================================================================================================================================


The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. Changes in the timing of production are included with "Revisions of previous quantity estimates." The 1995 changes reflected higher year-end crude oil and natural gas prices and quantity increases in crude oil and natural gas reserves.

FIVE-YEAR FINANCIAL SUMMARY (1)


MILLIONS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS               1995          1994          1993          1992          1991
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA
REVENUES
Sales and other operating revenues
    Refined products                                     $13,471       $14,328       $16,089       $16,821       $16,794
    Crude oil                                              9,376         8,249         8,501        10,031        10,276
    Natural gas                                            2,019         2,138         2,156         1,995         1,869
    Natural gas liquids                                    1,285         1,180         1,235         1,190         1,165
    Other petroleum                                        1,144           944           967           927           812
    Chemicals                                              3,758         3,065         2,708         2,872         3,098
    Coal and other minerals                                  358           416           447           397           427
    Excise taxes                                           4,988         4,790         4,068         3,964         3,659
    Corporate and other                                      (89)           20            20            15            18
------------------------------------------------------------------------------------------------------------------------
Total sales and other operating revenues                  36,310        35,130        36,191        38,212        38,118
Equity in net income of affiliated companies                 553           440           440           406           491
Other income                                                 219           284           451         1,059           334
------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                            37,082        35,854        37,082        39,677        38,943
COSTS, OTHER DEDUCTIONS AND INCOME TAXES                  36,152        34,161        35,817        37,467        37,650
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                               $   930       $ 1,693       $ 1,265       $ 2,210       $ 1,293
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES          -             -             -          (641)            -
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $   930       $ 1,693       $ 1,265       $ 1,569       $ 1,293
========================================================================================================================
PER SHARE OF COMMON STOCK:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                                 $1.43         $2.60         $1.94         $3.26         $1.85
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES          -             -             -         (0.95)            -
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK                       $1.43         $2.60         $1.94         $2.31         $1.85
========================================================================================================================
CASH DIVIDENDS PER SHARE                                   $1.925        $1.85         $1.75         $1.65         $1.625
========================================================================================================================
CONSOLIDATED BALANCE SHEET DATA (YEAR-END)
Current assets                                           $ 7,867       $ 7,591       $ 8,682       $ 8,722       $ 9,031
Properties, plant and equipment (net)                     21,696        22,173        21,865        22,188        22,850
Total assets                                              34,330        34,407        34,736        33,970        34,636
Short-term debt                                            3,806         4,014         3,456         2,888         1,706
Other current liabilities                                  5,639         5,378         7,150         6,947         7,774
Long-term debt and capital lease obligations               4,521         4,128         4,082         4,953         5,991
Stockholders' equity                                      14,355        14,596        13,997        13,728        14,739
    Per share                                            $ 22.01       $ 22.40       $ 21.49       $ 21.11       $ 21.25
========================================================================================================================
SELECTED DATA
Return on average stockholders' equity                      6.4%         11.8%          9.1%         11.0%          8.7%
Return on average capital employed                          5.3%          8.7%          6.8%          8.5%          7.5%
Total debt/total debt plus equity                          36.7%         35.8%         35.0%         36.4%         34.3%
Capital and exploratory expenditures(2)                  $ 4,800       $ 4,819       $ 4,440       $ 4,423       $ 4,787
Common stock price  - High                                $53 5/8       $49 3/16      $49 3/8       $37 11/16     $40 1/16
                    - Low                                 $43 3/8       $39 7/8       $33 11/16     $30 1/16      $31 3/4
                    - Year-end                            $52 3/8       $44 5/8       $43 9/16      $34 3/4       $34 1/2
Common shares outstanding at year-end (in thousands)    652,327       651,751       651,478        650,348       693,444
Weighted average shares outstanding for
   the year (in thousands)                              652,084       651,672       650,958        677,955       700,348
Number of employees at year-end                          43,019        45,758        47,576         49,245        55,123
========================================================================================================================
(1)COMPARABILITY BETWEEN YEARS IS AFFECTED BY CHANGES IN ACCOUNTING METHODS: 1995 REFLECTS ADOPTION OF STATEMENT OF
   FINANCIAL ACCOUNTING STANDARD (SFAS) 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED
   ASSETS TO BE DISPOSED OF"; 1992 AND SUBSEQUENT YEARS REFLECT ADOPTION OF SFAS 106, "EMPLOYERS' ACCOUNTING FOR
   POST-RETIREMENT BENEFITS OTHER THAN PENSIONS" AND SFAS 109, "ACCOUNTING FOR INCOME TAXES"; 1991 REFLECTS THE
   ADOPTION OF SFAS 96, "ACCOUNTING FOR INCOME TAXES." SHARE AND PER-SHARE AMOUNTS FOR ALL YEARS REFLECT THE
   TWO-FOR-ONE STOCK SPLIT IN MAY 1994.
(2)INCLUDES EQUITY IN AFFILIATES' EXPENDITURES.            $912          $846          $701           $621          $498


                        CALTEX GROUP OF COMPANIES
                       COMBINED FINANCIAL STATEMENTS


                            December 31, 1995

                        CALTEX GROUP OF COMPANIES
                      COMBINED FINANCIAL STATEMENTS
                            DECEMBER 31, 1995



                                  INDEX





                                                                Page (s)
                                                            --------------
General Information                                           C-3 to C-4

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

   - American Overseas Petroleum Limited, a company incorporated in the Bahamas, that, through its subsidiary, provides services for and manages certain exploration and production operations in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly or in the same properties.

A brief description of each company's operations and the Group's environmental activities follows:


Caltex Petroleum Corporation (Caltex)
-------------------------------------

Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries with some of the highest economic and petroleum growth rates in the world, principally in Africa, Asia, the Middle East, New Zealand and Australia. Certain refining and marketing operations are conducted through joint ventures, with equity interests in 15 refineries in 11 countries. Caltex' share of refinery inputs approximated 903,000 barrels per day in 1995. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Construction of a new 130,000 barrels per day refinery in Thailand is progressing with completion anticipated in 1996. At year end 1995, Caltex had over 7,000 employees, of which about 3% were located in the United States.

With a strong presence in its principal operating areas, Caltex has an average market share of 17.9% with refined product sales of approximately 1.3 million barrels per day in 1995. Caltex built 97 new branded retail outlets during 1995 and refurbished 85 existing locations in its aim to upgrade its retail distribution network.

Caltex conducts international crude oil and refined product logistics and trading operations from a subsidiary in Singapore. The company has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines, terminals and depots. Caltex is also active in the petrochemical business, particularly in Japan and South Korea.


P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

CPI holds a Production Sharing Contract in Central Sumatra for which the Indonesian government granted an extension to the year 2021 during 1992. CPI also acts as operator for four other petroleum contract areas in Sumatra, which are jointly held by Chevron and Texaco. Exploration is pursued through an area comprising 2.446 million acres with production established in the giant Minas and Duri fields, along with 72 smaller fields. Gross production from fields operated by CPI for 1995 was over 753,000 barrels per day. CPI entitlements are sold to its shareholders, who use it in their systems or sell it to third parties. At year end 1995, CPI had about 6,300 employees, all located in Indonesia.

                        CALTEX GROUP OF COMPANIES
                           GENERAL INFORMATION


American Overseas Petroleum Limited (AOPL)
------------------------------------------

In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages selective contract areas for Texaco's and Chevron's undivided interests in Indonesia, excluding Sumatra. One of the contract areas is dedicated to geothermal reserves. Geothermal proved reserves in Darajat, West Java, are able to supply a 100 megawatt power generating plant for over 30 years. Production of steam generation during 1995 was 368,219,927 KWH, with 55 megawatts being sold under a 30 year energy contract and 70 megawatts of electrical power generation being developed for sale. A joint operating agreement is being developed with a new Indonesian partner to carry out geothermal business interests. At year end, AOPL had about 275 employees, of which about 6% were located in the United States.

Environmental Activities
------------------------

The Group's activities are subject to environmental, health and safety regulations in each of the countries in which it operates. Such regulations vary significantly in degree of scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health and safety laws and regulations. The Group has an active program to ensure its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies in each of the countries in which it operates, and conducting periodic environmental compliance audits. At December 31, 1995, the Group had accrued $21 million for various remediation activities. The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1995, the Group, including its equity share of nonsubsidiary companies, incurred capital costs of $206 million and nonremediation related operating expenses of $139 million. The major component of the Group's expenditures is for the prevention of air pollution. In addition, as of December 31, 1995, reserves relative to the future cost of restoring and abandoning existing oil and gas properties were $48 million. Based upon existing statutory and regulatory requirements, investment and operating plans and known exposures, the Group believes environmental expenditures will not materially affect its liquidity, financial position or results of operations.

                       Independent Auditors' Report
                       ----------------------------


TO THE STOCKHOLDERS
THE CALTEX GROUP OF COMPANIES:

We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1995 and 1994, and the related combined statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1995. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the combined financial statements, effective January 1, 1994, the Group adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."





                        /s/ KPMG Peat Marwick LLP

Dallas, Texas
February 12, 1996

                        CALTEX GROUP OF COMPANIES
           COMBINED BALANCE SHEET - DECEMBER 31, 1995 AND 1994
                          (MILLIONS OF DOLLARS)

                                  ASSETS


                                                        1995         1994
                                                      --------     --------
CURRENT ASSETS:

   Cash and cash equivalents (including time
     deposits of $60 in 1995 and $136 in 1994)          $  166       $  251

   Notes and accounts receivable, less allowance for
     doubtful accounts of $11 in 1995 and $14 in 1994:
       Trade                                             1,002        1,107
       Other                                               238          187
       Nonsubsidiary companies                             210           88
                                                      --------     --------
                                                         1,450        1,382
   Inventories:
       Crude oil                                           130          132
       Refined products                                    516          573
       Materials and supplies                               61           73
                                                      --------     --------
                                                           707          778

   Other                                                     -           10
                                                      --------     --------
           Total current assets                          2,323        2,421

INVESTMENTS AND ADVANCES:

   Nonsubsidiary companies at equity                     3,163        2,370
   Miscellaneous investments and long-term
     receivables, less allowance of $8 in 1995
     and 1994                                              207          198
                                                      --------     --------
                                                         3,370        2,568

PROPERTY, PLANT AND EQUIPMENT, AT COST:

   Producing                                             3,485        3,284
   Refining                                              1,468        1,787
   Marketing                                             2,160        2,552
   Other                                                     9          154
                                                      --------     --------
                                                         7,122        7,777

   Less: Accumulated depreciation, depletion
     and amortization                                    2,868        3,165
                                                      --------     --------
                                                         4,254        4,612

PREPAID AND DEFERRED CHARGES                               170          209
                                                      --------     --------

           Total assets                                $10,117       $9,810
                                                      ========     ========

           See accompanying Notes to Combined Financial Statements.

                        CALTEX GROUP OF COMPANIES
           COMBINED BALANCE SHEET - DECEMBER 31, 1995 AND 1994
                          (MILLIONS OF DOLLARS)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        1995         1994
                                                      --------     --------
CURRENT LIABILITIES:

   Notes payable to banks and other
     financial institutions                            $ 1,576       $1,229

   Long-term debt due within one year                       89          157

   Accounts payable:
     Trade and other                                     1,195        1,240
     Stockholder companies                                  90           77
     Nonsubsidiary companies                                74          123
                                                      --------     --------
                                                         1,359        1,440

   Accrued liabilities                                      97          113

   Estimated income taxes                                  102          133
                                                      --------     --------

       Total current liabilities                         3,223        3,072


LONG-TERM DEBT                                             628          715

ACCRUED LIABILITY FOR EMPLOYEE BENEFITS                     98          113

DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES         864          789

DEFERRED INCOME TAXES                                      209          236

MINORITY INTEREST IN SUBSIDIARY COMPANIES                  136          152


STOCKHOLDERS' EQUITY:

   Common stock                                            355          355
   Additional paid-in capital                                2            2
   Retained earnings                                     4,187        3,898
   Currency translation adjustment                         350          399
   Unrealized holding gain on investments                   65           79
                                                      --------     --------
       Total stockholders' equity                        4,959        4,733

COMMITMENTS AND CONTINGENT LIABILITIES
                                                      --------     --------
       Total liabilities and stockholders' equity      $10,117       $9,810
                                                      ========     ========


See accompanying Notes to Combined Financial Statements.

                        CALTEX GROUP OF COMPANIES
                      COMBINED STATEMENT OF INCOME
         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                          (MILLIONS OF DOLLARS)



                                                     1995     1994     1993
                                                   -------- -------- --------

SALES AND OTHER OPERATING REVENUES(1)               $15,067  $14,751  $15,409

OPERATING CHARGES:
     Cost of sales and operating expenses(2)         13,045   12,801   13,431
     Selling, general and administrative expenses       620      568      496
     Depreciation, depletion and amortization           361      331      295
     Maintenance and repairs                            104      160      170
                                                   -------- -------- --------
                                                     14,130   13,860   14,392
                                                   -------- -------- --------

        Operating income                                937      891    1,017

OTHER INCOME (DEDUCTIONS):
     Equity in net income
       of nonsubsidiary companies                       425      263      140
     Dividends, interest and other income               130      134       99
     Foreign exchange, net                               37      (73)      23
     Interest expense                                  (159)    (101)     (93)
     Minority interest in subsidiary companies           (4)      (3)      (8)
                                                   -------- -------- --------
                                                        429      220      161
                                                   -------- -------- --------
         Income before provision for income taxes     1,366    1,111    1,178
                                                   -------- -------- --------

PROVISION FOR INCOME TAXES:
     Current                                            449      467      433
     Deferred                                            18      (45)      25
                                                   -------- -------- --------
      Total provision for income taxes                  467      422      458
                                                   -------- -------- --------
      Net income                                    $   899  $   689  $   720
                                                   ======== ======== ========
  (1) Includes sales to:
      Stockholder companies                         $ 1,376  $ 1,250  $   943
      Nonsubsidiary companies                       $ 1,524  $ 1,044  $   944

  (2) Includes purchases from:
      Stockholder companies                         $ 1,834  $ 1,662  $ 2,410
      Nonsubsidiary companies                       $ 1,638  $ 1,587  $ 1,356


           See accompanying Notes to Combined Financial Statements.

                        CALTEX GROUP OF COMPANIES
                COMBINED STATEMENT OF RETAINED EARNINGS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                          (MILLIONS OF DOLLARS)

                                                     1995     1994     1993
                                                   -------- -------- --------

Balance at beginning of year                         $3,898   $3,688   $3,310
   Net income                                           899      689      720
   Cash dividends                                      (610)    (479)    (342)
                                                   -------- -------- --------
Balance at end of year                               $4,187   $3,898   $3,688
                                                   ======== ======== ========

                   COMBINED STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                          (MILLIONS OF DOLLARS)

                                                     1995     1994     1993
                                                   -------- -------- --------

OPERATING ACTIVITIES:
Net income                                          $   899   $  689    $ 720
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation, depletion and amortization             361      331      295
   Dividends from nonsubsidiary companies,
     less than equity in net income                    (349)    (220)    (103)
   Net gains/losses on asset sales                       11      (17)      (4)
   Deferred income taxes                                 18      (45)      25
   Prepaid charges and deferred credits                  69      115      (41)
   Changes in operating working capital                 (27)      58       31
   Other                                                 66       77       10
                                                   -------- -------- --------
Net cash provided by operating activities             1,048      988      933
                                                   -------- -------- --------

INVESTING ACTIVITIES:
Capital expenditures                                   (663)    (837)    (763)
Investments in and advances to
  nonsubsidiary companies                              (150)    (131)    (149)
Net purchases/sales of investment instruments            (7)      14      (21)
Proceeds from asset sales                                46       37       73
                                                   -------- -------- --------
Net cash used in investing activities                  (774)    (917)    (860)
                                                   -------- -------- --------

FINANCING ACTIVITIES:
Proceeds from borrowings having original terms
  in excess of three months                           1,063    1,257      745
Repayments of borrowings having original terms
  in excess of three months                          (1,093)    (880)    (704)
Net increase in other borrowings                        275      135      140
Dividends paid, including minority interest            (617)    (482)    (342)
                                                   -------- -------- --------
Net cash provided by (used in) financing activities    (372)      30     (161)
                                                   -------- -------- --------

Effect of exchange rate changes on cash
  and cash equivalents                                   13      (16)      15
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (85)      85      (73)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          251      166      239
                                                   -------- -------- --------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $   166   $  251    $ 166
                                                   ======== ======== ========

           See accompanying Notes to Combined Financial Statements.

                        CALTEX GROUP OF COMPANIES

                 NOTES TO COMBINED FINANCIAL STATEMENTS



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF COMBINATION

The combined financial statements of the Caltex Group of Companies(Group) include the accounts of Caltex Petroleum Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary and P.T. Caltex Pacific Indonesia after the elimination of intercompany balances and transactions. Subsidiaries include companies owned directly or indirectly more than 50 percent except cases in which control does not rest with the Group.

A subsidiary of Chevron Corporation and two subsidiaries of Texaco Inc. (stockholders) each own 50% of the outstanding common shares of the Group companies. The Group is primarily engaged in exploring, producing, refining and marketing crude oil and refined products in the Eastern Hemisphere. The Group employs accounting policies that are in accordance with generally accepted accounting principles in the United States.

      TRANSLATION OF FOREIGN CURRENCIES

The U.S. dollar is the functional currency for all principal subsidiary operations. Nonsubsidiary companies in Japan and Korea use the local currency as the functional currency.

      ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that the effects of any such changes in the near term would not have a material impact on the financial statements.

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

      DERIVATIVE FINANCIAL INSTRUMENTS

Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur, the related derivatives' gains and losses are recognized currently in income.

      ENVIRONMENTAL MATTERS

Compliance with environmental regulations is determined in consideration of the existing laws in each of the countries in which the Group operates and the Group's own internal standards. The Group capitalizes expenditures that create future benefits or contribute to future revenue generation. Remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available nondiscounted estimated costs using data developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

      RECLASSIFICATIONS

Certain amounts have been reclassified for preceding periods to conform with the current year's presentation.


(2)   CHANGES IN ACCOUNTING PRINCIPLES

The Group adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS No. 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified into three categories based on management's intent. Such investments are to be reported at fair value except for debt securities intended to be held to maturity which are to be reported at amortized cost. Previously, all such investments were accounted for at amortized cost. The cumulative effect of this change at January 1, 1994 was an increase in stockholders' equity of $70 million, after related taxes, representing unrealized net gains applicable to securities categorized as available-for-sale under the new standard. Such securities are primarily held by nonsubsidiary companies accounted for by the equity method.

Effective October 1, 1995, the Group adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes guidelines for recognizing and measuring impairment of long-lived assets. Adoption of this standard did not impact the combined financial statements of the Group.

                        CALTEX GROUP OF COMPANIES

                 NOTES TO COMBINED FINANCIAL STATEMENTS



(3)   INVENTORIES

The excess of current cost over the stated value of inventory maintained on the LIFO basis was approximately $52 million and $56 million at December 31, 1995 and 1994, respectively.

During 1995, 1994 and 1993, inventory quantities maintained on the LIFO basis were reduced at certain locations. The inventory reductions, net of market valuation adjustments, resulted in a decrease in the earnings of consolidated subsidiaries and nonsubsidiary companies at equity of approximately $1 million and $8 million in 1995 and 1994, respectively, and an increase of $1 million in 1993.

Charges of $104 million reduced income in 1993 to reflect a market value of certain inventories lower than their LIFO carrying value. Earnings of $25 million and $30 million, net of inventory reduction effects, were recorded in 1995 and 1994, respectively, to reflect a partial recovery of prior year charges.


(4)   NONSUBSIDIARY COMPANIES AT EQUITY

Investments in and advances to nonsubsidiary companies at equity at December 31 include the following (in millions):

                                                Equity Share   1995   1994
                                                ------------ ------ ------
   Nippon Petroleum Refining Company, Limited      50%       $1,132 $  997
   Koa Oil Company, Limited                        50%          427    448
   Honam Oil Refinery Company, Limited             50%          762    557
   Australian Petroleum Pty. Limited               50%          412      -
   Star Petroleum Refining Company, Ltd.           64%          327    266
   All other                                     Various        103    102
                                                             ------ ------
                                                             $3,163 $2,370
                                                             ====== ======

Effective May 1995, Caltex Australia Limited (CAL), a subsidiary of the Group, combined its petroleum refining and marketing operations with those of Ampol Limited, a competitor, to form Australian Petroleum Pty. Limited (APPL) which owns and manages the combined refining and marketing operations. CAL contributed net assets with a carrying value of $419 million for its 50% equity interest in APPL. CAL's petroleum refining and marketing net assets were contributed at their historical basis, and no gain or loss was recognized on the transaction. The carrying value of CAL's investment in APPL exceeds its proportionate share of APPL's net equity. The excess will be amortized over a period of 20 years.

The remaining interest in Star Petroleum Refining Company, Ltd. (SPRC) is owned by a Thailand governmental entity. Due to provisions in the SPRC shareholder agreement, control over SPRC does not rest with the Group. In addition, the Group's degree of ownership is temporary. The SPRC construction and operation agreement between the government's Ministry of Industry and the Group stipulates that the Group must reduce its interest in SPRC to a minority share by the year 2000.

                        CALTEX GROUP OF COMPANIES

                 NOTES TO COMBINED FINANCIAL STATEMENTS


(4)   NONSUBSIDIARY COMPANIES AT EQUITY - CONTINUED

Shown below is summarized combined financial information for these nonsubsidiary companies (in millions):

                                  100%                  Equity Share
                             ---------------           -----------------
                              1995     1994             1995       1994
                             ------   ------           ------     ------
      Current assets         $7,125   $5,352           $3,556     $2,651
      Other assets           10,415    7,821            5,368      3,858

      Current liabilities     5,608    4,940            2,804      2,363
      Other liabilities       5,865    3,504            3,039      1,776

      Net worth               6,067    4,729            3,081      2,370


                                   100%                   Equity Share
                      ---------------------------  ---------------------------
                        1995      1994      1993     1995      1994      1993
                      -------   -------   -------  -------   -------   -------
   Operating revenues $15,396   $10,886   $10,679   $7,674    $5,418    $5,304
   Operating income       955       770       494      472       381       242
   Net income             859       526       281      425       263       140

During 1995, a nonsubsidiary company of the Group sold certain property required by a local government. The nonsubsidiary was compensated for the value of the property transferred and the cost of replacing operating assets affected by the transfer. While the compensation is to be fully utilized in the reconstruction program over a five year period, the excess of the compensation over the net book value of the property and the dismantled operating assets was recognized in 1995 earnings by the nonsubsidiary. The Group's after-tax equity share of the gain was $171.5 million.

Retained earnings at December 31, 1995 and 1994, includes $1.7 billion and $1.4 billion, respectively, representing the Group's share of undistributed earnings of nonsubsidiary companies at equity.

Cash dividends received from these nonsubsidiary companies were $76 million, $43 million, and $37 million in 1995, 1994, and 1993, respectively.

Sales to the other 50 percent owner of Nippon Petroleum Refining Company, Limited of products refined by Nippon Petroleum Refining Company, Limited and Koa Oil Company, Limited were approximately $2.1 billion, $2 billion, and $1.9 billion in 1995, 1994, and 1993, respectively.

On December 6, 1995, the Group signed a memorandum of understanding with Nippon Oil Company, Limited (NOC) to sell the Group's interest in Nippon Petroleum Refining Company, Limited. Subsequently, on January 30, 1996, the Group signed binding agreements for the sale and scheduled the closing for April 1, 1996. The agreed proceeds are 200 billion Yen (approximately $2 billion) and the impact on the Group's earnings in 1996 is currently estimated to be a net after-tax gain of approximately $650 million, inclusive of the impact of a forward exchange contract hedge.

                        CALTEX GROUP OF COMPANIES

                  NOTES TO COMBINED FINANCIAL STATEMENTS



(5)   NOTES PAYABLE

Short-term financing consists primarily of demand loans, promissory notes, acceptance credits and overdrafts. The weighted average interest rates on short-term financing at December 31, 1995, and 1994 were 7.0% and 6.8%, respectively.

Unutilized lines of credit available for short-term financing totaled $844 million at December 31, 1995.


(6)   LONG-TERM DEBT

Long-term debt, with related interest rates at December 31, 1995, consist of the following (in millions):

                                                        1995         1994
                                                      --------     --------
   U.S. dollars:
         Variable interest rate term loans                $243         $233
         Fixed interest rate term loans
            with 6.7% average rate                          58          206
   Australian dollars:
         Variable interest rate term loan                   50            -
         Promissory notes payable with
            7.6% average rate                               19           81
         Fixed interest rate loans with
            11.2% rate due 2001-2002                       230          132
         Other                                               -           38
   New Zealand dollars:
         Variable interest rate term loans                  13           16
   Other                                                    15            9
                                                      --------     --------
                                                          $628         $715
                                                      ========     ========

At December 31, 1995 and 1994, $19 million and $124 million, respectively, of short-term borrowings were classified as long-term debt. Settlement of these obligations is not expected to require the use of working capital in 1996, as the Group has both the intent and ability to refinance this debt on a long-term basis. At December 31, 1995 and 1994, $19 million and $170 million, respectively, of long-term committed credit facilities were available with major banks to support notes payable classified as long-term debt.

Aggregate maturities of long-term debt for the next five years are as follows (in millions): 1996 - $89 (included on the combined balance sheet as a current liability and excluding short-term borrowings classified as long-term debt); 1997 - $56; 1998 - $70; 1999 - $95; 2000 - $97; 2001 and thereafter - $310.

                        CALTEX GROUP OF COMPANIES

                  NOTES TO COMBINED FINANCIAL STATEMENTS



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

The funded status of retirement plans, primarily foreign and inclusive of nonsubsidiary companies at equity, at December 31 follows (in millions):

                                            Assets Exceed       Accumulated
                                             Accumulated          Benefits
   Funding Status                             Benefits         Exceed Assets
   --------------                          ---------------    ---------------
                                            1995     1994      1995     1994
                                           ------   ------    ------   ------
   Actuarial present value of:
   Vested benefit obligation                 $186     $224      $215     $194
   Accumulated benefit obligation             208      248       251      229
   Projected benefit obligation               362      408       308      308

   Amount of assets available for benefits:
      Funded assets at fair value            $341     $385      $123     $109
      Net pension (asset) liability recorded  (23)     (22)      146      149
                                           ------   ------    ------   ------
         Total assets                        $318     $363      $269     $258
                                           ======   ======    ======   ======
   Assets less than projected
     benefit obligation                      $(44)    $(45)     $(39)    $(50)

   Consisting of:
      Unrecognized transition net assets
         (liabilities)                         13       21        (5)      (7)
      Unrecognized net losses                 (38)     (39)      (30)     (40)
      Unrecognized prior service costs        (19)     (27)       (4)      (3)

   Weighted average rate assumptions:
      Discount rate                          10.5%    10.5%      5.1%     6.3%
      Rate of increase in compensation        8.2%     7.9%      3.1%     4.4%
      Expected return on plan assets         10.1%    10.8%      4.5%     5.5%

   Components of Pension Expense                    1995     1994     1993
   -----------------------------                   ------   ------   ------
      Cost of benefits earned during the year         $32      $27      $27
      Interest cost on projected benefit obligation    55       55       58
      Actual return on plan assets                    (47)     (23)     (59)
      Net amortization and deferral                    12      (16)      16
                                                   ------   ------   ------
         Total                                        $52      $43      $42
                                                   ======   ======   ======

                        CALTEX GROUP OF COMPANIES

                 NOTES TO COMBINED FINANCIAL STATEMENTS



(8)   OPERATING LEASES

The Group has various operating leases involving service stations, equipment and other facilities for which net rental expense was $91 million, $121 million, and $110 million in 1995, 1994, and 1993, respectively.

Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions): 1996 - $35; 1997 - $37; 1998 - $38; 1999 - $40; 2000 - $41; 2001 and thereafter -
$73.


(9)   COMMITMENTS AND CONTINGENCIES

On January 25, 1990, Caltex Petroleum Corporation and certain of its subsidiaries were named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in a lawsuit filed in Houston, Texas State Court. After removal to Federal District Court in Houston, the litigation's disposition turned on questions of federal court jurisdiction and whether the case should be dismissed for forum non conveniens. The plaintiffs' petition purported to be a class action on behalf of at least 3,350 parties, who were either survivors of, or next of kin of persons deceased in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying Group products in connection with a freight contract. Although the Group had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability were alleged against the Group. No specific monetary recovery was sought although the petition contained a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made. These issues were resolved in the Group's favor by the Federal District Court in March 1992, through a forum non conveniens dismissal. Subsequent to that dismissal, but consistent with its terms, cases were filed against the Group entities in the Philippine courts (over and above those previously filed there subsequent to the collision, all of which are in various stages of litigation and are being vigorously resisted). However, and notwithstanding the Houston Federal District Court dismissal, the plaintiffs filed another lawsuit, alleging the same causes of action as in the Texas litigation, in Louisiana State Court in New Orleans. The Group removed that case to Federal District Court in New Orleans from which it was remanded back to Louisiana State Court. The Group then sought injunctive and other relief from the Federal District Court in Houston in order to ensure that Court's previous dismissal would be given proper effect. On having its request for relief denied, the Group then filed an expedited appeal to the U.S. Fifth Circuit Court of Appeals. That court, in January of 1996, affirmed the Federal District Court's refusal to enjoin the plaintiffs' proceeding with their Louisiana lawsuit. The Group has filed requests for rehearing with the Fifth Circuit three judge panel which heard the case and, additionally, for en banc consideration of the case by the entire Fifth Circuit. Management is contesting this case vigorously.

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

                        CALTEX GROUP OF COMPANIES

                   NOTES TO COMBINED FINANCIAL STATEMENTS


(9)   COMMITMENTS AND CONTINGENCIES - CONTINUED

While it is impossible to ascertain the ultimate legal and financial liability with respect to the above mentioned and other contingent liabilities, the aggregate amount that may arise from such liabilities is not anticipated to be material in relation to the Group's combined financial position, results of operations, or liquidity.

Unconditional purchase obligations in 1993 were not considered material. However, in April 1994, a Group subsidiary entered into a contractual commitment, effective October 1996, for a period of eleven years, to purchase refined products in conjunction with the financing of a refinery that is presently under construction by a nonsubsidiary company. Total future estimated commitments (in billions) for the Group under this and other similar contracts, based on current pricing and projected growth rates, are: 1996 -
 $1.1, 1997 - $1.1, 1998 - $1.2, 1999 - $1.3, 2000 - $1.3, and 2001 to
expiration of contracts - $6.1. Purchases (in billions) under similar contracts were $.5, $.5, and $.6 in 1995, 1994, and 1993, respectively.


(10)  FINANCIAL INSTRUMENTS

Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. As of December 31, the Group had commitments outstanding for interest rate swaps and foreign currency transactions for which the notional or contractual amounts are as follows (in millions):

                                                          1995         1994
                                                        --------     --------
    Interest rate swaps - Pay Fixed, Receive Floating     $  485        $ 363
    Interest rate swaps - Pay Floating, Receive Fixed     $  230        $ 182
    Commitments to purchase foreign currencies            $  439        $ 252
    Commitments to sell foreign currencies                $2,001        $ 274

The Group enters into interest rate swaps in managing its interest rate risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities up to ten years. Unrealized gains and losses on contracts outstanding at year-end 1995 and 1994 were not material.

The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Forward exchange contracts hedging existing liabilities have maturities of up to seven years, and those contracts hedging firm commitments have maturities of under a year. Contracts at December 31, 1995 primarily reflect a hedge of the agreed proceeds of 200 billion Yen (approximately $2 billion) from the April 1, 1996 sale of the Group's interest in Nippon Petroleum Refining Company, Limited, a nonsubsidiary. As of December 31, 1995, the estimated unrealized exchange gain on this hedge is $42 million. Unrealized gains and losses applicable to the remaining forward exchange contracts at December 31, 1995 and to the contracts at December 31, 1994 were immaterial since the forward rates approximated year-end spot rates.

The Group's activity in commodity-based derivative contracts, that must be settled in cash, is not material. Unrealized gains and losses on commodity-based derivative contracts outstanding at year-end 1995 and 1994 were not material.

                        CALTEX GROUP OF COMPANIES

                 NOTES TO COMBINED FINANCIAL STATEMENTS



(10)  FINANCIAL INSTRUMENTS - CONTINUED

The Group's long-term debt of $628 million and $715 million at December 31, 1995 and 1994, respectively, had fair values of $639 million and $707 million at December 31, 1995 and 1994, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturity.

The Group had investments in debt securities available-for-sale at amortized costs of $65 million and $63 million at December 31, 1995 and 1994, respectively, and investments in debt securities held to maturity at amortized costs of $14 million and $77 million at December 31, 1995 and 1994, respectively. The fair value of these securities at December 31, 1995 and 1994 approximates amortized costs. At December 31, 1995 and 1994, investments in debt securities available-for-sale had maturities less than ten years and investments in debt securities held to maturity had maturities less than one year. At December 31, 1995 and 1994, the Group's carrying amount for investments in nonsubsidiary companies accounted for at equity included $65 million and $83 million, respectively, for net-of-tax unrealized net gains on investments held by these nonsubsidiaries.

The Group had commitments of $12 million and $99 million at December 31, 1995 and 1994, respectively, in the form of letters of credit which have been issued on behalf of Group companies to facilitate either the Group's or other parties' ability to trade in the normal course of business. In addition, the Group is contingently liable at December 31, 1995, for a maximum of $192 million, for precompletion sponsor support of project finance obligations of a nonsubsidiary. Considering the status of the construction at December 31, 1995, the need for precompletion sponsor support is unlikely. The Group will become contingently liable for post-completion support of these project finance obligations when the nonsubsidiary has met certain plant physical completion requirements.

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


(11)  TAXES

   Taxes charged to income consist of the following (in millions):

                                                    1995     1994     1993
                                                   ------   ------   ------
   Taxes other than income taxes:
       Duties, import and excise taxes             $1,660   $2,384   $1,978
       Other                                           29       32       29
                                                   ------   ------   ------
   Total taxes other than income taxes              1,689    2,416    2,007
      Provision for income taxes                      467      422      458
                                                   ------   ------   ------
                                                   $2,156   $2,838   $2,465
                                                   ======   ======   ======

                        CALTEX GROUP OF COMPANIES

                 NOTES TO COMBINED FINANCIAL STATEMENTS



(11)  TAXES - CONTINUED

The provision for income taxes, substantially all foreign, has been computed on an individual company basis at rates in effect in the various countries of operation. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate to income before provision for income taxes) as follows:

                                                    1995     1994     1993
                                                   ------   ------   ------
   Computed "expected" tax expense                  35.0%    35.0%    35.0%

   Effect of recording equity in net income of
     nonsubsidiary companies on an after tax basis (10.9)    (8.3)    (4.2)

   Effect of dividends received from subsidiary
     and nonsubsidiary companies                     2.9      4.4      4.2

   Foreign income subject to foreign taxes
       in excess of U.S. statutory tax rate          8.3      6.9      7.4

   Increase/(Decrease) in deferred tax asset
       valuation allowance                            .6       .3     (3.1)

   Other                                            (1.7)     (.3)     (.4)
                                                   ------   ------   ------
                                                    34.2%    38.0%    38.9%
                                                   ======   ======   ======

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences and tax loss carryforwards which give rise to deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows (in millions):

                                               Deferred          Deferred
                                              Tax Assets      Tax Liabilities
                                           ---------------    ---------------
                                            1995     1994      1995     1994
                                           ------   ------    ------   ------

      Inventory                              $  4     $ 17      $  9     $ 12
      Depreciation                              -        -       306      310
      Retirement plans                         29       34         3        2
      Tax loss carryforwards                   24       27         -        -
      Investment allowances                    62       40         -        -
      Other                                    43       30        44       41
                                           ------   ------    ------   ------
                                              162      148       362      365
      Valuation allowance                     (17)      (9)        -        -
                                           ------   ------    ------   ------
          Total deferred taxes               $145     $139      $362     $365
                                           ======   ======    ======   ======

The Group classifies deferred taxes as net current or net non-current based on the balance sheet classification of the related assets or liabilities. Deferred taxes were classified on the combined balance sheet as current liabilities, included in estimated income taxes, $8 million and non-current liabilities $209 million at December 31, 1995 and as other current assets $10 million and non-current liabilities $236 million at December 31, 1994.

                        CALTEX GROUP OF COMPANIES

                 NOTES TO COMBINED FINANCIAL STATEMENTS



(11)  TAXES - CONTINUED

The valuation allowance has been established to record deferred tax assets at amounts where recoverability is more likely than not. Net income was decreased in 1995 and 1994 by $8 million and $3 million, respectively, and increased by $36 million in 1993 for changes in the deferred tax asset valuation allowance.

Undistributed earnings for which no deferred income tax provision has been made approximated $4.1 billion at December 31, 1995 and $3.8 billion at December 31, 1994. Such earnings have been or are intended to be indefinitely reinvested. These earnings would become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.


(12)  CASH FLOWS

For purposes of the statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered cash equivalents.

The "Changes in Operating Working Capital" consists of the following (in millions):

                                                    1995     1994     1993
                                                   ------   ------   ------
      Notes and accounts receivable                  $ 42     $(97)   $  82
      Inventories                                     (89)     (37)      66
      Accounts payable                                 15      152     (147)
      Accrued liabilities                              31       16       16
      Estimated income taxes                          (26)      24       14
                                                    ------   ------  ------
         Total                                       $(27)    $ 58    $  31
                                                    ======   ======  ======

"Net Cash Provided by Operating Activities" includes the following cash payments for interest and income taxes (in millions):

                                                    1995      1994    1993
                                                   ------   ------   ------
   Interest paid (net of capitalized interest)       $144     $ 94     $ 92

   Income taxes paid                                 $466     $444     $391

During 1995, Caltex Australia Limited exchanged, in a non-cash investing transaction, its petroleum refining and marketing net assets of $419 million for an investment in Australian Petroleum Pty. Limited, a nonsubsidiary of the Group. No significant non-cash investing or financing transactions occurred in 1994 or 1993.


(13)  OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCING ACTIVITIES

The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on equity affiliates. Accordingly, such disclosures are not presented herein.