Form 10-Q
period 1996-03-31
CHEVRON CORP
filed 1996-05-10
CIK 93410

- -------------------------------------------------------------------------------
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  March 31, 1996
                                                    --------------
                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934


                        Commission File Number 1-368-2
                                               -------

                                 Chevron Corporation
                 (Exact name of registrant as specified in its charter)


                     Delaware                      94-0890210
                     --------                      -----------
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification Number)

  575 Market Street, San Francisco, California          94105
  --------------------------------------------          -----
   (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code (415) 894-7700
                                                     --------------
                                        NONE
                                        ----
            (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                     Outstanding as of March 31, 1996
   -----------------------------        --------------------------------
   Common stock, $1.50 par value                     652,647,311

- --------------------------------------------------------------------------------

                                        INDEX

                                                                      Page No.
                                                                      --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Income for the three months
               ended March 31, 1996 and 1995                                2

              Consolidated Balance Sheet at March 31, 1996 and
               December 31, 1995                                            3

              Consolidated Statement of Cash Flows for the three
               months ended March 31, 1996 and 1995                         4

              Notes to Consolidated Financial Statements                  5-9

Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10-15


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            16

Item 6.       Listing of Exhibits and Reports on Form 8-K                  16

Signature                                                                  17

Exhibit:       Computation of Ratio of Earnings to Fixed Charges           18

                            PART I. FINANCIAL INFORMATION

                         CHEVRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF INCOME


                                                          Three Months Ended
                                                                    March 31,
                                                          ------------------
Millions of Dollars,  Except Per Share Amounts                  1996     1995
- -----------------------------------------------------------------------------
Revenues
Sales and other operating revenues*                          $10,157  $ 8,820
Equity in net income of affiliated companies                     136      231
Other income                                                      43       (7)
                                                              ------   ------
       Total Revenues                                         10,336    9,044
                                                              ------   ------
Costs and Other Deductions
Purchased crude oil and products                               5,448    4,518
Operating expenses                                             1,313    1,365
Exploration expenses                                              92       71
Selling, general and administrative expenses                     354      301
Depreciation, depletion and amortization                         531      576
Taxes other than on income*                                    1,413    1,373
Interest and debt expense                                         96      110
                                                              ------   ------
       Total Costs and Other Deductions                        9,247    8,314
                                                              ------   ------
Income Before Income Tax Expense                               1,089      730
Income Tax Expense                                               473      271
                                                              ------   ------
Net Income                                                    $  616   $  459
                                                              ------   ------
Per Share of Common Stock:
       Net Income                                             $  .94   $  .70
       Dividends                                              $  .50   $  .4625

Weighted Average Number of
 Shares Outstanding (000s)                                   652,563  651,895

*   Includes consumer excise taxes.                           $1,244   $1,185

    See accompanying notes to consolidated financial statements.

                        CHEVRON CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                                                     March 31,    December 31,
Millions of Dollars                                      1996            1995
- -----------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $   980         $   621
Marketable securities                                     449             773
Accounts and notes receivable                           4,244           4,014
Inventories:
       Crude oil and petroleum products                   629             822
       Chemicals                                          467             487
       Materials, supplies and other                      287             289
                                                       ------          ------
                                                        1,383           1,598
Prepaid expenses and other current assets                 864             861
                                                       ------          ------
              Total Current Assets                      7,920           7,867
Long-term receivables                                     137             149
Investments and advances                                4,111           4,087

Properties, plant and equipment, at cost               48,390          48,031
Less: accumulated depreciation, depletion
       and amortization                                26,728          26,335
                                                       ------          ------
                                                       21,662          21,696
Deferred charges and other assets                         539             531
                                                       ------          ------
             Total Assets                             $34,369         $34,330
                                                       ------          ------
- -----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                      $  3,724        $  3,806
Accounts payable                                        3,212           3,294
Accrued liabilities                                     1,176           1,257
Federal and other taxes on income                         700             558
Other taxes payable                                       517             530
                                                       ------          ------
       Total Current Liabilities                        9,329           9,445

Long-term debt                                          3,891           4,133
Capital lease obligations                                 383             388
Deferred credits and other non-current obligations      1,964           1,992
Non-current deferred income taxes                       2,531           2,433
Reserves for employee benefit plans                     1,595           1,584
                                                       ------          ------
       Total Liabilities                               19,693          19,975
                                                       ------          ------
Preferred stock (authorized 100,000,000
        shares, $1.00 par value, none issued)               -               -
Common stock (authorized 1,000,000,000 shares,
       $1.50 par value, 712,487,068 shares issued)      1,069           1,069
Capital in excess of par value                          1,867           1,863
Deferred compensation - Employee Stock
     Ownership Plan (ESOP)                               (800)           (850)
Currency translation adjustment and other                 138             174
Retained earnings                                      14,440          14,146
Treasury stock, at cost (shares 59,839,757 and
   60,160,057 at March 31, 1996 and
   December 31, 1995, respectively)                    (2,038)         (2,047)
                                                       ------          ------
       Total Stockholders' Equity                      14,676          14,355
                                                       ------          ------
        Total Liabilities and Stockholders' Equity    $34,369         $34,330
                                                       ------          ------
See accompanying notes to consolidated financial statements.

                         CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
Millions of Dollars                                           1996       1995
- -----------------------------------------------------------------------------
Operating Activities
   Net income                                                $ 616      $ 459
   Adjustments
     Depreciation, depletion and amortization                  531        576
     Dry hole expense related to prior years' expenditures       7          5
     Distributions less than equity in affiliates' income      (69)      (145)
     Net before-tax losses on asset retirements and sales        7         15
     Net currency translation losses                             6         31
     Deferred income tax provision                              86         82
     Net increase in operating working capital                 (44)      (436)
     Other                                                     (37)       (23)
                                                             ------    ------
        Net Cash Provided by Operating Activities             1,103       564
                                                             ------    ------
Investing Activities
   Capital expenditures                                        (656)     (732)
   Proceeds from asset sales                                    190       243
   Net sales of marketable securities                           326       257
                                                             ------    ------
        Net Cash Used for Investing Activities                 (140)     (232)
                                                             ------    ------
Financing Activities
   Net (payments) borrowings of short-term obligations         (205)      191
   Proceeds from issuance of long-term debt                       5        17
   Repayments of long-term debt and other
      financing obligations                                     (72)      (44)
   Cash dividends paid                                         (326)     (301)
   Purchases of treasury shares                                  (2)       (2)
                                                             ------    ------
        Net Cash Used for Financing Activities                 (600)     (139)
                                                             ------    ------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                          (4)        2
                                                             ------    ------
Net Change in Cash and Cash Equivalents                         359       195
Cash and Cash Equivalents at January 1                          621       413
                                                             ------    ------
Cash and Cash Equivalents at March 31                         $ 980     $ 608
                                                             ------    ------
See accompanying notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in
Note 2.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1995 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 1996 are not necessarily indicative of future financial results.

Note 2. Net Income

First quarter 1996 net income of $616 million did not include any amounts for special items.

Net income for the first quarter of 1995 benefited from $63 million in special items, including a net $80 million earnings benefit from the company's Caltex affiliate, primarily from a gain related to the sale of land. This gain was offset by a $10 million environmental remediation provision related to marketing properties formerly held by the company and a $7 million charge for employee severance in connection with a workforce reduction program at the company's Canadian operations.

Foreign exchange losses of $14 million were included in first quarter 1996 net income. There were no net foreign exchange gains or losses in the 1995 quarter.

Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:

                                                          Three Months Ended
                                                                    March 31,
                                                           -----------------
     Millions of Dollars                                        1996     1995
     ------------------------------------------------------------------------
     Increase in accounts and notes receivable                $ (255) $  (36)
     Decrease  in inventories                                    215     162
     Increase in prepaid expenses and other current assets        (6)    (88)
     Decrease in accounts payable and accrued liabilities       (137)   (351)
     Increase (decrease) in income and other taxes payable       139    (123)
                                                               -----   -----
          Net increase in operating working capital           $  (44) $ (436)

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
     Millions of Dollars                                        1996     1995
     ------------------------------------------------------------------------
     Interest paid on debt (net of capitalized interest)     $   115    $ 120
     Income taxes paid                                       $   237    $ 336
     ------------------------------------------------------------------------

The "Net sales of marketable securities" consists of the following gross amounts:

                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
     Millions of Dollars                                        1996     1995
     ------------------------------------------------------------------------
     Marketable securities purchased                         $  (871)  $ (567)
     Marketable securities sold                                1,197      824
                                                              ------    -----
     Net sales of marketable securities                      $   326   $  257
     ------------------------------------------------------------------------

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $50 million of matured debt guaranteed by Chevron Corporation in January of 1996 and 1995. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

Chevron U.S.A. Inc. is Chevron Corporation's principal operating company, consisting primarily of the company's United States integrated petroleum operations (excluding most of the domestic pipeline operations). These operations are conducted by three divisions: Chevron U.S.A. Production Company, Chevron Products Company and Warren Petroleum Company.

The company announced in January 1996 that it had entered into exclusive negotiations with NGC Corporation to merge certain gas gathering, processing and marketing operations of Chevron U.S.A. Production Company's Natural Gas Business Unit and Warren Petroleum Company with those of NGC Corporation, which would give Chevron an approximate 28 percent ownership interest in the resulting company.

Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented on the next page.

                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
     Millions of Dollars                                        1996     1995
     ------------------------------------------------------------------------
     Sales and other operating revenues                       $6,999   $5,933
     Costs and other deductions                                6,735    6,043
     Net income (loss)                                           233      (33)
     ------------------------------------------------------------------------

                                                    March 31,     December 31,
     Millions of Dollars                                1996             1995
     ------------------------------------------------------------------------
     Current assets                                 $  3,476         $  3,426
     Other assets                                     13,136           13,666

     Current liabilities                               5,132            5,800
     Other liabilities                                 5,294            5,357

     Net worth                                         6,186            5,935
     ------------------------------------------------------------------------

Note 5. Summarized Financial Data - Chevron Transport Corporation

Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly-owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand alone basis in conformity with generally accepted accounting principles.

                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
     Millions of Dollars                                        1996     1995
     ------------------------------------------------------------------------
     Sales and other operating revenues                         $123     $105
     Costs and other deductions                                  142      117
     Net loss                                                     (3)     (20)
     ------------------------------------------------------------------------

                                                    March 31,     December 31,
     Millions of Dollars                                1996             1995
     ------------------------------------------------------------------------
     Current assets                                 $     44         $     37
     Other assets                                      1,627            1,561

     Current liabilities                                 548              459
     Other liabilities                                   418              431

     Net worth                                           705              708
     ------------------------------------------------------------------------

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at March 31, 1996.

Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
     Millions of Dollars                                        1996     1995
     ------------------------------------------------------------------------
     Sales and other operating revenues                       $4,085   $4,042
     Operating income                                            279      257
     Net income                                                  194      416
     ------------------------------------------------------------------------

In the first quarter of 1995, Caltex recorded a gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex affiliate in Japan required for a public project. The proceeds included compensation that will be used to remove and relocate or replace existing assets affected by the sale.

In April 1996, Caltex sold its 50 percent interest in a refining company in Japan for approximately $2 billion, and expects to recognize a gain of about $650 million from the sale in the second quarter of 1996.

Note 7.  Income Taxes

Taxes on income for the first quarter of 1996 were $473 million compared with $271 million for the comparable 1995 period. The effective income tax rate for the first quarter 1996 increased to 43.4 percent from 37.1 percent for the first quarter 1995. The increase in the 1996 effective tax rate was caused by the decrease in the company's equity in net income of certain affiliated companies that are recorded on an after-tax basis. This effect was offset partially by a shift in the international earnings composition from higher effective tax rate countries to lower effective tax rate countries.

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

OXY U.S.A. has brought a lawsuit in its capacity as successor in interest to Cities Services Company, which involves claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation (which was acquired by Chevron in 1984). A trial with respect to the claims commenced on April 15, 1996.

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

In March 1992, an agency within the Department of Energy (DOE) issued a Proposed Remedial Order (PRO) claiming Chevron failed to comply with DOE regulations in the course of its participation in the Tertiary Incentive Program. Although the DOE regulations involved were rescinded in March 1981, following decontrol of crude oil prices in January 1981, and the statute authorizing the regulations expired in September 1981, the PRO purported to be for the period April 1980 through April 1990. The DOE claimed the company overrecouped under the regulations by $125 million during the period in question but subsequently requested that the DOE's Office of Hearings and Appeals (OHA) amend the amount to $167 million. Assuming the amendment had been granted, the total claim, including interest through December 1995, amounted to $442 million. Following evidentiary hearings and oral arguments, on March 25, 1996, OHA dismissed the PRO with prejudice. Intervenors issued no challenges within the 30 day period following the OHA decision. The company considers this issue successfully resolved.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Papua New Guinea, Indonesia, China and Zaire. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, the Philippines, Singapore, Thailand, South Africa and Japan. The company's Tengizchevroil affiliate operates in Kazakstan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                First Quarter 1996 Compared With First Quarter 1995

Overview and Outlook
- --------------------
Net income for the 1996 first quarter was $616 million ($.94 per share), a 34 percent increase from $459 million ($.70 per share) earned in the first quarter of 1995. There were no special items in this year's first quarter; in 1995, special items benefited first quarter's earnings $63 million. Excluding special items, earnings were up 56 percent from last year's first quarter.

Worldwide upstream operations reported strong results, benefiting from higher crude oil and U.S. natural gas prices. U.S. refining and marketing earnings of $18 million were significantly improved from last year's loss of $102 million. From an operational perspective, the company's refineries ran well in the first quarter, compared with the significant refinery downtime incurred in last year's first quarter. However, despite higher product prices, margins in absolute terms remained low as a very competitive U.S. marketplace did not allow the company to fully recoup higher crude oil costs and the additional costs of manufacturing cleaner burning fuels in California. Margins were squeezed as crude oil prices rose nearly $4 per barrel during the last two months of the quarter. Chemical earnings declined from the prior year quarter, reflecting softer industry conditions and higher feedstock costs.

Beginning in late 1995, extremely cold weather in much of the United States caused demand for natural gas to increase quickly and significantly. The increased demand, coupled with low customer inventory levels, resulted in higher prices. For example, the Henry Hub, Louisiana spot price for natural gas, a common benchmark for natural gas prices, averaged $2.92 per thousand cubic feet in January, $4.41 in February, fell to $3.00 in March and, with the advent of warmer weather, further declined to $ 2.34 in April. All these prices are significantly higher than those experienced in the past several years.

A confluence of events caused crude oil prices to also increase over this period. Gasoline demand has been strong and cold weather in the United States and Europe increased demand for heating oils. Overhanging this tight supply market was an expectation that the United Nations sanctions against Iraq would be lifted, allowing that country to resume at least limited production of crude oil for sale into world markets, thereby increasing supplies and presumably decreasing prices. Consequently, companies delayed replenishing inventories, expecting to replace them with cheaper oil, and industry inventory levels fell to their lowest level in almost 20 years. The Iraq situation has not been resolved; companies were forced to rebuild inventories and demand for refined products continued strong, accelerating the rise in crude oil prices .

Chevron's average posted price for West Texas Intermediate crude oil (WTI), a benchmark crude, was $17.81 per barrel in January, relatively unchanged at $17.65 in February, increased to $20.10 in March and averaged $22.29 in April.

The company began manufacturing the state-mandated cleaner-burning gasolines at its California refineries in the first quarter. The reformulated fuels were required to be delivered to terminals by April 15. On April 17, the company announced price increases in California of between 8 and 9 cents per gallon to recover the increased costs of manufacturing the new gasolines. Chevron has invested over $1 billion in recent years to upgrade and modify its two California refineries to produce the cleaner-burning fuels, as well as to increase their reliability and efficiency.

In addition, the market forces described above that resulted in escalating crude oil prices began to be reflected in refined product prices in April. These factors, coupled with continued strong demand and industry refinery downtime that tightened supplies, caused product prices to rise rapidly to their highest levels in several years by the second half of April.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial and reporting standards for stock-based employee compensation plans and is effective for Chevron 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair-value-based method of accounting for such plans, in place of current accounting standards. Companies electing to continue their existing accounting must make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied. The company is evaluating the statement and has made no decision whether to adopt the new accounting or continue its present accounting with pro forma disclosures.

Current Developments
- --------------------
Chevron's 50 percent-owned Tengiz joint venture in Kazakstan has been very successful in recent months in working with the partners to increase crude oil sales. Tengiz production averaged 83,000 barrels per day in the first quarter of 1996, compared with 57,000 in last year's first quarter, and was 100,000 barrels per day in March 1996, making a positive contribution to the company's first quarter earnings. On April 17, 1996, Mobil Corporation and the Republic of Kazakstan jointly announced an agreement for Mobil to purchase a 25 percent share of the joint venture from Kazakstan.

On April 27, 1996, Chevron signed a joint protocol to obtain the right to acquire a 15 percent equity interest in the Caspian Pipeline Consortium, which plans to construct a pipeline connecting the Tengiz oil field to the Russian Black Sea port of Novorossiysk. The signatories of the protocol are the governments of Russia, Kazakstan and Oman; the Russian state pipeline company Transneft; and eight oil and gas concerns, including Chevron.

Fifty percent of the equity in the Caspian Pipeline Consortium will be held by the governments of Russia (24 percent), Kazakstan (19 percent) and Oman (7 percent), with exclusive rights to the remaining 50 percent allocated as follows: Chevron 15 percent, Lukoil at 12.5 percent, Mobil and Rosneft at 7.5 percent each, Agip and British Gas at 2 percent each, and Oryx and Kazakstan state holding company Munaigaz at 1.75 percent each.

The protocol provides for a transition period over the next several months in which the parties will perform due diligence and finalize definitive agreements on the restructuring of the Caspian Pipeline Consortium. As a result of these recent events, the company is optimistic that a solution to the export issue will be reached, allowing the full development of the Tengiz reserves.

The company's 50 percent owned Caltex affiliate completed the $2 billion sale of a refining affiliate in Japan in April. Chevron received a cash dividend of $550 million and will recognize a second quarter gain of about $325 million for its share of the transaction.

Caltex's new 130,000 barrels per day grass-roots refinery in Thailand is scheduled for start-up in the second quarter of 1996.

Negotiations continue for the merger of the company's natural gas liquids and natural gas marketing businesses with NGC Corporation, which would give Chevron an approximate 28 percent ownership interest in the resulting company.

Progress continues on the company's exit from the real estate development business. The sale of the last major portfolio of properties was completed in mid-May. At that time Chevron will have generated about $300 million of after-tax cash proceeds for reinvestment in core operations.

The company's agreement with Maraven to operate the 80,000 barrels per day Boscan heavy oil field in Venezuela is expected to be operational July 1. Chevron will be responsible for the operation and development of this field under a fee arrangement based on barrels produced. In addition, the alliance calls for the supply of Venezuelan crude oil to Chevron refineries in the U.S. and the creation of a partnership that will market asphalt in the western U.S.

The N'Kossa oil field in Congo is scheduled to come on stream around June 9, initially producing at about 50,000 barrels per day, with estimated peak production of 120,000 per day. Chevron has a 30 percent interest in this project.

In March 1996, the company and its partners in the North West Shelf Consortium announced the discovery of a crude oil and natural gas field off the coast of Australia. The new discovery, designated Hermes, lies between two of the consortium's producing oil fields and is expected to be produced through existing facilities.

In April, Chevron announced test results from its Destin Dome Block 57 natural gas well in the Norphlet Trend offshore Florida, a major natural gas trend in the Gulf of Mexico. While preliminary, the test indicates the presence of significant quantities of natural gas. The company has a one-third interest in the well.

Also in April, the company signed an agreement to explore a 3,000 square-mile tract offshore Qatar, adjacent to prolific oil and natural gas producing fields. Chevron is operator and holds a 60 percent interest in the exploration concession.

The company is evaluating an offer for the sale of its interests in four northern North Sea producing fields and several exploration blocks. Chevron's net share of crude oil production from the fields is about 20,000 barrels per day.

Review of Operations
- --------------------
Total revenues for the quarter were $10.3 billion, up 14 percent from $9.0 billion in last year's first quarter. Revenues increased on higher prices and sales volumes of crude oil, natural gas and refined products; chemicals revenues declined on lower prices.

The company continues to operate with a significantly lower cost structure, achieved through successful cost reduction initiatives implemented since 1991, coupled with various divestments of non-core assets and businesses. Ongoing operating, selling, general and administrative expenses in the 1996 first quarter totaled $1.667 billion, up slightly compared with $1.639 billion incurred in the first quarter of 1995.

Taxes on income for the first quarter of 1996 were $473 million compared with $271 million in last year's first quarter and the effective tax rate increased to 43.4 percent from 37.1 percent for the 1995 first quarter. The increase in 1996's effective tax rate was caused by the decrease in certain equity affiliates' after-tax earnings included in the company's before-tax income, partially offset by a shift in the international earnings mix from higher effective tax rate countries to lower tax rate countries.

Foreign currency exchange losses amounted to $14 million in 1996, whereas such gains and losses netted to zero in the 1995 first quarter.

The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                       EARNINGS BY MAJOR OPERATING AREA
                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
Millions of Dollars                                             1996     1995
- -----------------------------------------------------------------------------
Exploration and Production
  United States                                                 $268     $150
  International                                                  251      172
                                                                ----     ----
   Total Exploration and Production                              519      322
Refining, Marketing and Transportation
  United States                                                   18     (102)
  International                                                   75      156
                                                                ----     ----
   Total Refining, Marketing and Transportation                   93       54
                                                                ----     ----
   Total Petroleum Operations                                    612      376
Chemicals                                                         64      163
Coal and Other Minerals                                           12       12
Corporate and Other                                              (72)     (92)
                                                                ----     ----
      Net Income                                                $616     $459
                                                                ----     ----

                           SELECTED OPERATING DATA (1)
                                                           Three Months Ended
                                                                     March 31,
                                                           ------------------
Millions of Dollars                                             1996     1995
- -----------------------------------------------------------------------------
U.S. Exploration and Production
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                                     339      356
  Net Natural Gas Production (MMCFPD)                          1,876    1,935
  Sales of Natural Gas Liquids (MBPD)                            240      248
  Revenue from Net Production
    Crude Oil ($/Bbl.)                                        $16.67   $15.11
    Natural Gas ($/MCF)                                       $ 2.28   $ 1.45

International Exploration and Production
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                                     674      648
  Net Natural Gas Production (MMCFPD)                            547      592
  Revenue from Liftings
    Liquids ($/Bbl.)                                          $17.93   $16.03
    Natural Gas ($/MCF)                                       $ 1.84   $ 1.81

U.S. Refining, Marketing and Transportation
  Sales of Gasoline (MBPD)                                       541      547
  Sales of Other Refined Products (MBPD)                         537      551
  Refinery Input (MBPD)                                          927      909
  Average Refined Product Sales
   Price ($/Bbl.)                                             $27.15   $25.22

International Refining, Marketing
 and Transportation
  Sales of Refined Products (MBPD)                             1,073      984
  Refinery Input (MBPD)                                          670      616

Chemical Sales and Other Operating Revenues (2)
  United States                                                 $716     $873
  International                                                  151      152
                                                                ----    -----
    Worldwide                                                   $867   $1,025
- -----------------------------------------------------------------------------
    (1) Includes equity in affiliates.
    (2) Millions of dollars.  Includes sales to other Chevron companies.
- -----------------------------------------------------------------------------
MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet


Worldwide exploration and production operations earned $519 million in the first quarter of 1996, up 61 percent from $322 million in the 1995 first quarter.
U.S. exploration and production net earnings were $268 million, up significantly from $150 million in the 1995 first quarter. Higher crude oil and natural gas prices more than offset lower crude oil production volumes. Additionally, depreciation expense declined $28 million, reflecting the lower production volumes and the effects of the fourth quarter 1995 adoption of a new accounting standard for impairment of long-lived assets. Higher well write-offs increased exploration expense $15 million.

Operationally, average 1996 crude oil realizations were $16.67 per barrel, up $1.56 from the 1995 first quarter. Average natural gas prices of $2.28 per thousand cubic feet were 83 cents higher than in the comparable prior year quarter. Net liquids production in the 1996 first quarter was 339,000 barrels per day compared with 356,000 barrels per day in last year's first quarter, reflecting normal field declines. Net natural gas production was about flat, quarter to quarter, at 1.9 billion cubic feet per day.

International exploration and production earnings for the first quarter were $251 million, up 46 percent from $172 million in last year's first quarter, which included a special charge of $7 million related to an employee severance program.

The strong earnings reflected increased crude oil liftings and higher crude oil prices. Net liquids production increased 26,000 barrels per day to 674,000, mostly due to higher volumes in Angola and Kazakstan. Natural gas production declined 8 percent to 547 million cubic feet per day, due primarily to a decrease in Canadian production. Crude oil prices were up $1.90 per barrel to $17.93 in 1996 and natural gas prices, at $1.84 per thousand cubic feet, were about flat quarter to quarter.

Foreign exchange losses were $10 million in 1996, compared with losses of $3 million in last year's first quarter.

Worldwide refining and marketing had net earnings of $93 million in the first quarter of 1996, up 72 percent from $54 million in last year's first quarter. U.S. refining and marketing net earnings were $18 million for the quarter, a sharp improvement from the $102 million loss reported in the first quarter of 1995 when very poor industry sales margins, two major refinery turnarounds and unscheduled refinery maintenance all severely impacted results. Additionally, the 1995 quarter included a $10 million special charge for environmental remediation.

In 1996, refinery operations were much improved; however, margins remained weak due to competitive market conditions, increased crude oil costs, and in California, the increased manufacturing cost of state-mandated cleaner burning gasolines. The prior year quarter results included the Port Arthur, Texas, refinery operations until its sale in late February 1995. Excluding Port Arthur, refinery input at existing refineries in 1996 increased over 120,000 barrels per day.

Product sales volumes in 1996 were about 1.1 million barrels per day, down only slightly from the prior year quarter, which included the output from the Port Arthur refinery. Lower unbranded bulk sales volumes in 1996 were nearly offset by a 5 percent increase in light product sales through the company's marketing system. The average refined product sales price in the 1996 quarter increased to $27.15 per barrel from $25.22 in last year's quarter, but the 8 percent increase did not fully reflect the increased feedstock and manufacturing costs.

International refining and marketing net earnings were $75 million, down from $156 million reported for the first quarter of 1995. However, when 1995 special items of $80 million are excluded, principally a gain related to the sale of land by a Caltex affiliate in Japan, 1996 earnings were about flat with the 1995 quarter.

Sales margins continue to be weak in the United Kingdom and the Caltex areas of operation. Improved trading and shipping results were offset by a $31 million unfavorable swing in foreign currency effects, almost all in the Caltex operating areas. The 1996 first quarter included $10 million in foreign currency losses, whereas the 1995 first quarter benefited from $21 million of foreign currency gains.

Sales volumes increased 9 percent to almost 1.1 million barrels per day in 1996, reflecting increases in all the company's refining and marketing operations - the United Kingdom, Canada and Caltex areas - as well as higher sales volumes from international trading activities.

Chemicals net earnings were $64 million in the 1996 quarter compared with a record $163 million in last year's first quarter. The decline reflected the weaker industry conditions that began in the last half of 1995. Also, higher feedstock costs and operating problems at two plants caused manufacturing costs to increase. Prices for the company's major products fell, particularly styrene and polyethylene. Sales volumes increased, but the lower product prices and higher costs squeezed sales margins.

Corporate and other includes interest expense, interest income on cash and marketable securities, corporate cost centers and real estate and insurance operations. These activities incurred net charges of $72 million in the 1996 first quarter, compared with net charges of $92 million in the comparable prior year quarter. About half of the lower charges resulted from decreased interest expense, due to lower interest rates and debt levels, and the other half was due to a favorable swing in foreign currency effects.

Capital and Liquidity
- ---------------------
Cash and cash equivalents totaled $980 million at March 31, 1996, up $359 million from year-end 1995. Cash from operations was more than adequate to fund the company's capital expenditures and dividend payments to stockholders.

In April 1996, the company received a cash dividend of $550 million from its Caltex affiliate, part of the $2 billion proceeds Caltex received from the sale of an affiliate in Japan.

Also in April, the company announced it will call $280 million of 9.375 percent Sinking Fund debentures on June 1, 1996. The call price is 104 percent.

Total debt and capital lease obligations were $7.998 billion at March 31, 1996, down $329 million from $8.327 billion at year-end 1995. The decrease was primarily from a net reduction of short-term commercial paper outstanding and the scheduled retirement of $50 million in 6.92 percent ESOP debt.

Although the company benefits from lower interest rates on short-term debt, the relatively large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at the low level of .85 at March 31, 1996. The company's debt classified as short-term, consisting of commercial paper and current portion of long-term debt, totaled $3.7 billion at March 31, 1996.
This amount excludes $1.8 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 35.3 percent at March 31, 1996, down from 36.7 percent at year-end 1995. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

Worldwide capital and exploratory expenditures for the first quarter of 1996, including the company's share of affiliates' expenditures, totaled $923 million, 6 percent less than the $987 million spent in the 1995 first quarter. Spending for U.S. refining and marketing projects declined to $80 million from $183 million in last year's first quarter following the late 1995 completion of the refinery upgrades required to produce California reformulated fuels. Expenditures for exploration and production activities represented 69 percent of total spending in the 1996 first quarter, up from 63 percent in the comparable 1995 period. Expenditures outside the United States were 63 percent of the total outlays in 1996 and 62 percent in 1995. Capital and exploratory spending for the year 1996 is forecast at $5.3 billion, a 10 percent increase from 1995.

PART II. OTHER INFORMATION
- --------------------------
Item 1.  Legal Proceedings
- --------------------------
Cities Service Tender Offer Cases-

The description contained in Part I, Item 3, Paragraph A of the company's Annual Report on Form 10-K for the year ended December 31, 1995 is hereby amended as follows:

Jury selection began March 31, 1996, and trial commenced on April 15, 1996.

Richmond Refinery Multimedia Inspection-

In 1993, the United States Environmental Protection Agency (the "EPA") conducted a multimedia inspection of the Chevron Products Company Richmond Refinery, which focused on compliance related to various areas, including the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act. While certain aspects of the multimedia investigation have been closed, the EPA has referred potential Clean Water Act violations of the refinery's NPDES permit to the Department of Justice for civil litigation.

The violations alleged involve eleven excursions of the NPDES permit's toxicity limit and numerous alleged violations of the by-pass prohibition contained in the permit. The company has strenuously contested the allegations relating to violations of the by-pass prohibitions, but does not contest the toxicity excursion allegations, which occurred over a five-year period.

No litigation has been instituted thus far, and settlement discussions are taking place.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
(a)     Exhibits

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

     (12)    Computation of Ratio of Earnings to Fixed Charges

     (27)    Financial Data Schedule

(b)     Reports on Form 8-K

     None.

SIGNATURE
- ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           CHEVRON CORPORATION
                                                           -------------------
                                                               (Registrant)




Date  May 10, 1996                                     /s/ DONALD G. HENDERSON
      ------------                                     -----------------------
                                                           Donald G. Henderson,
                                                  Vice-President & Comptroller
                                             (Principal Accounting Officer and
                                                      Duly Authorized Officer)