Form 10-Q
period 1996-06-30
CHEVRON CORP
filed 1996-08-09
CIK 93410

- -------------------------------------------------------------------------------
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended   June 30, 1996
                                                    --------------
                                          OR

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
            (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                     Outstanding as of  June 30, 1996
   -----------------------------        --------------------------------
   Common stock, $1.50 par value                     652,748,141

- -------------------------------------------------------------------------------

                                        INDEX

                                                                      Page No.
                                                                      --------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Statement of Income for the three months
               and six months ended June 30, 1996 and 1995

              Consolidated Balance Sheet at June 30, 1996 and
               December 31, 1995                                            3

              Consolidated Statement of Cash Flows for the six
               months ended June 30, 1996 and 1995                         4

              Notes to Consolidated Financial Statements                  5-9

  Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10-16


PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                            17

  Item 4.     Submission of Matters to a Vote of Security Holders          17

  Item 6.     Listing of Exhibits and Reports on Form 8-K                  18

  Signature                                                                18

  Exhibit:    Computation of Ratio of Earnings to Fixed Charges            19

                            PART I. FINANCIAL INFORMATION

                        CHEVRON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME

                                         Three Months Ended  Six Months Ended
                                                   June 30,          June 30,
                                         ------------------  ----------------
Millions of Dollars, Except Per Share Amounts  1996    1995      1996    1995
- -----------------------------------------------------------------------------
Revenues
Sales and other operating revenues*         $10,514 $ 9,397   $20,671 $18,217
Equity in net income of
  affiliated companies                          446     114       582     345
Other income                                     37      56        80      49
                                             --------------------------------
Total Revenues                               10,997   9,567    21,333  18,611

Costs and Other Deductions
Purchased crude oil and products              5,498   4,616    10,946   9,134
Operating expenses                            1,514   1,346     2,827   2,711
Exploration expenses                            118      71       210     142
Selling, general and administrative expenses    386     342       740     643
Depreciation, depletion and amortization        524     566     1,055   1,142
Taxes other than on income*                   1,452   1,417     2,865   2,790
Interest and debt expense                        85     104       181     214
                                             --------------------------------
Total Costs and Other Deductions              9,577   8,462    18,824  16,776

Income Before Income Tax Expense              1,420   1,105     2,509   1,835
Income Tax Expense                              548     498     1,021     769
                                             --------------------------------
Net Income                                   $  872  $  607    $1,488  $1,066

Per Share of Common Stock:
     Net Income                              $ 1.34  $  .93    $ 2.28  $ 1.63
     Dividends                               $  .50  $.4625    $ 1.00  $ .925

Weighted Average Number of
 Shares Outstanding (000s)                  652,714 652,017   652,638 651,956

*   Includes consumer excise taxes.          $1,277  $1,227    $2,521  $2,412

     See accompanying notes to consolidated financial statements.

                        CHEVRON CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                         June 30, December 31,
Millions of Dollars                                          1996         1995
- ------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                 $ 1,052      $   621
Marketable securities                                         437          773
Accounts and notes receivable                               4,332        4,014
Inventories:
     Crude oil and petroleum products                         847          822
     Chemicals                                                424          487
     Materials, supplies and other                            308          289
                                                        ----------------------
                                                            1,579        1,598
Prepaid expenses and other current assets                     898          861
                                                        ----------------------
              Total Current Assets                          8,298        7,867

Long-term receivables                                         147          149
Investments and advances                                    3,912        4,087

Properties, plant and equipment, at cost                   48,854       48,031
Less: accumulated depreciation, depletion and amortization 27,082       26,335
                                                        ----------------------
                                                           21,772       21,696

Deferred charges and other assets                             529          531
                                                        ----------------------
Total Assets                                              $34,658      $34,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                           $ 3,377      $ 3,806
Accounts payable                                            3,256        3,294
Accrued liabilities                                         1,281        1,257
Federal and other taxes on income                             696          558
Other taxes payable                                           558          530
                                                        ----------------------
     Total Current Liabilities                              9,168        9,445

Long-term debt                                              3,685        4,133
Capital lease obligations                                     357          388
Deferred credits and other non-current obligations          1,961        1,992
Non-current deferred income taxes                           2,676        2,433
Reserves for employee benefit plans                         1,613        1,584
                                                        ----------------------
Total Liabilities                                          19,460       19,975

 Preferred stock (authorized 100,000,000
  shares, $1.00 par value, none issued)                         -            -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)               1,069        1,069
Capital in excess of par value                              1,868        1,863
Deferred compensation - Employee Stock Ownership Plan (ESOP) (800)        (850)
Currency translation adjustment and other                     111          174
Retained earnings                                          14,985       14,146
Treasury stock, at cost (shares 59,738,927
  and 60,160,057 at June 30, 1996
  and December 31, 1995, respectively)                     (2,035)     (2,047)
                                                        ----------------------
Total Stockholders' Equity                                 15,198       14,355
                                                        ----------------------
Total Liabilities and Stockholders' Equity                $34,658      $34,330

See accompanying notes to consolidated financial statements.

                        CHEVRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Six Months Ended
                                                                      June 30,
                                                        ----------------------
Millions of Dollars                                          1996         1995
- ------------------------------------------------------------------------------

Operating Activities
  Net income                                               $1,488       $1,066
    Adjustments
      Depreciation, depletion and amortization              1,055        1,142
      Dry hole expense related to prior years' expenditures    22            6
      Distributions greater than (less than)
        equity in affiliates' income                          108         (126)
      Net before-tax losses on asset retirements and sales     46           16
      Net currency translation losses                           -           34
      Deferred income tax provision                           242          141
      Net increase in operating working capital              (161)        (432)
      Other                                                   (33)         (76)
                                                        ----------------------
         Net Cash Provided by Operating Activities          2,767        1,771

Investing Activities
  Capital expenditures                                     (1,533)      (1,584)
  Proceeds from asset sales                                   339          354
  Net sales of marketable securities                          334          378
                                                        ----------------------
         Net Cash Used for Investing Activities              (860)        (852)

Financing Activities
  Net repayments of short-term obligations                   (501)        (261)
  Proceeds from issuances of long-term debt                    74          418
  Repayments of long-term debt and other
    financing obligations                                    (388)         (62)
  Cash dividends paid                                        (653)        (603)
  Purchases of treasury shares                                 (3)          (2)
                                                        ----------------------
         Net Cash Used for Financing Activities            (1,471)        (510)

Effect of Exchange Rate Changes on Cash and Cash Equivalents   (5)           2
                                                        ----------------------
Net Change in Cash and Cash Equivalents                       431          411

Cash and Cash Equivalents at January 1                        621          413
                                                        ----------------------
Cash and Cash Equivalents at June 30                      $ 1,052      $   824

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

The results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of future financial results.

Note 2. Net Income

In the quarter and in the six-month period ended June 30, 1996, net special gains of $172 million were included in net income. The company's net share of the gain from its Caltex affiliate's sale of refinery interests in Japan, after including the effect of the company's taxes on the related cash distribution, was $275 million. Partially offsetting this gain were losses of $36 million from an additional loss provision for the company's withdrawal from its real estate development business and from the write-off of the value of certain assets, $24 million from environmental remediation provisions for the company's U.S. upstream properties and Canadian downstream properties, and $43 million from provisions for several litigation and other claims.

Net income for the second quarter of 1995 included $4 million in special charges for employee severance provisions connected with work force reduction programs.

Special items increased net income by $59 million for the six-month period ended June 30, 1995. A net gain of $80 million, primarily related to the sale of land by a Caltex affiliate, was offset by charges of $10 million for environmental remediation provisions associated with U. S. marketing properties, formerly held by the company, and charges of $11 million for employee severance provisions.

Foreign exchange losses included in second quarter 1996 net income were $6 million, compared with gains of $6 million in second quarter 1995. For the first six months of 1996, net income included foreign exchange losses of $20 million, compared with gains of $6 million in the same period of 1995.

Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:
                                                             Six Monthss Ended
                                                                      June 30,
                                                             -----------------
Millions of Dollars                                             1996      1995
- ------------------------------------------------------------------------------

Increase in accounts and notes receivable                    $  (310) $   (447)
Decrease (increase)  in inventories                               19       (28)
Increase in prepaid expenses and other current assets            (49)     (101)
Increase in accounts payable and accrued liabilities               9        82
Increase in income and other taxes payable                       170        62
                                                             -------- --------

Net increase in operating working capital                    $  (161)  $  (432)

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                              Six Months Ended
                                                                      June 30,
                                                              ----------------
Millions of Dollars                                             1996      1995
- ------------------------------------------------------------------------------
Interest paid on debt (net of capitalized interest)          $   183   $   199
Income taxes paid                                            $   637   $   600

The "Net sales of marketable securities" consists of the following gross amounts:

                                                              Six Months Ended
                                                                      June 30,
                                                              ----------------
Millions of Dollars                                             1996      1995
- ------------------------------------------------------------------------------

Marketable securities purchased                              $(1,586)  $(1,073)
Marketable securities sold                                     1,920     1,451
- ------------------------------------------------------------------------------
Net sales of marketable securities                           $   334   $   378

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $50 million of matured debt in January of 1996 and 1995, respectively, that had been guaranteed by Chevron Corporation. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

Chevron U.S.A. Inc. is Chevron Corporation's principal operating company, consisting primarily of the company's United States integrated petroleum operations (excluding most of the domestic pipeline operations). These operations are conducted by three divisions: Chevron U.S.A. Production Company, Chevron Products Company and Warren Petroleum Company. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table.

                                         Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
                                               -----------       -------------
Millions of Dollars                            1996    1995      1996     1995
- ------------------------------------------------------------------------------
Sales and other operating revenues           $7,445  $6,310   $14,444  $12,243
Costs and other deductions                    6,981   6,062    13,716   12,105
Net income                                      320     191       553      158

                                                   June 30,       December 31,
Millions of Dollars                                    1996               1995
- ------------------------------------------------------------------------------
Current assets                                     $  3,737           $  3,426
Other assets                                         12,976             13,666

Current liabilities                                   4,753              5,800
Other liabilities                                     5,450              5,357

Net worth                                             6,510              5,935

Note 5. Summarized Financial Data - Chevron Transport Corporation

Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly-owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived from providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand alone basis in conformity with generally accepted accounting principles.

                                         Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
                                               -----------       -------------
Millions of Dollars                            1996    1995      1996     1995
- ------------------------------------------------------------------------------
Sales and other operating revenues             $143    $118      $266     $223
Costs and other deductions                      148     124       290      241
Net income (loss)                                12      (5)        9      (25)

                                                   June 30,       December 31,
Millions of Dollars                                    1996               1995
- ------------------------------------------------------------------------------
Current assets                                     $     44            $    37
Other assets                                          1,665              1,561

Current liabilities                                     590                459
Other liabilities                                       402                431

Net worth                                               717                708

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at June 30, 1996.

Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                         Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
                                               -----------       -------------
Millions of Dollars                            1996    1995      1996     1995
- ------------------------------------------------------------------------------
Sales and other operating revenues           $3,129  $3,831    $7,214   $7,873
Operating income                                270     238       549      495
Net income                                      795     164       989      580


In the second quarter of 1996, Caltex recorded a net gain of about $630 million for the sale of certain refinery interests in Japan. A dividend of part of the proceeds from the sale was distributed to its shareholders.

In the first quarter of 1995, Caltex recorded a net gain for U.S. financial reporting of $171 million relating to the sale by a Caltex affiliate in Japan of certain land and air utility rights required for a public project.

Note 7.  Income Taxes

Taxes on income for the second quarter and first half of 1996 were $548 million and $1.021 billion, respectively, compared with $498 million and $769 million for the comparable 1995 periods. The effective income tax rate for the first half of 1996 decreased to 40.7 percent from 41.9 percent in the 1995 first half. The primary reasons for the decrease were a proportional shift in international earnings from higher effective tax-rate countries to lower tax-rate countries in combination with the after-tax effect of asset dispositions. These effects were offset partially by a proportional decrease in equity affiliates' earnings, excluding the effect of the company's share of Caltex's gain from the sale of refinery interests in Japan, recorded on an after-tax basis.

Note 8.  Contingent Liabilities

Litigation -

The company is a defendant in numerous lawsuits, including an action brought against the company by OXY USA Inc. (OXY) in an Oklahoma state court. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the company's litigation matters, but losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

The OXY lawsuit relates to damages claimed by OXY, as successor in interest to Cities Service Company, to have resulted from the allegedly improper termination by Gulf Oil Corporation (which was acquired by Chevron in 1984) of a merger agreement with OXY. Trial ended in July 1996 with the jury finding for the company on OXY's claims that Gulf committed fraud or willfully and maliciously breached its contract with Cities. However, the court directed a verdict for OXY on the basic breach of contract claim, and on the amount of damages OXY was entitled to recover if the jury found that the settlement and repurchase were done in reliance on the merger with Gulf, resulting in a judgment of $742 million. The company has posted an appropriate bond, intends to appeal and will continue to defend the case vigorously. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

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

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites, refineries, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures has had or will have any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Papua New Guinea, Indonesia, China and Zaire. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, the Philippines, Singapore, Thailand and South Africa and Japan. The company's Tengizchevroil affiliate operates in Kazakstan.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Second Quarter 1996 Compared With Second Quarter 1995
                And First Half 1996 Compared With First Half 1995

Overview and Outlook
Net income for the second quarter of 1996 was $872 million ($1.34 per share), up sharply from the $607 million ($.93 per share), earned in last year's second quarter. Net special items increased second quarter earnings $172 million in 1996, primarily the company's net share of its Caltex affiliate's gain from the sale of refinery interests in Japan, partially offset by asset write-downs and environmental, litigation and other claim settlement provisions. Provisions for employee severance decreased last year's second quarter earnings by $4 million.

Net income for the first six months of 1996 was $1.488 billion ($2.28 per share) up 40 percent from $1.066 billion ($1.63 per share) reported for the 1995 first half. The 1996 six months' results benefited $172 million from special items; the 1995 comparable period results benefited $59 million from special items. Excluding special items, earnings for the 1996 first half were $1.316 billion, up 31 percent from $1.007 billion for the corresponding period of 1995.

The company's worldwide upstream operations turned in excellent results for the quarter, benefiting from strong crude oil and natural gas prices, and continued increases in international crude oil production volumes. In the U.S., the company's average crude oil realizations were $18.29 per barrel, up $1.88 per barrel from last year's second quarter. Average natural gas prices increased 36 percent to $2.06 per thousand cubic feet. Chevron's international oil production increased by 44,000 barrels per day to 688,000 barrels per day.

Crude oil prices peaked in April 1996 and have fluctuated since then, although average monthly crude prices declined in May and June 1996. Natural gas prices, although down from their peak earlier this year, remain strong as depleted inventory levels are restocked and hot summer weather keeps utility demand strong. U.S. Upstream earnings declined in the second quarter of 1996 by $74 million compared to the first quarter of 1996. The decline in natural gas realizations and volumes, in addition to increases in operating and exploration expenses, exceeded the benefit from the increase in the average quarterly crude oil realizations and crude oil production volumes.

Higher refined product margins, particularly on the West Coast, coupled with good refinery operating performance and higher sales volumes led to stronger results for the U.S. refining and marketing business. Tight supplies industry-wide in the second quarter allowed the recovery of higher crude oil costs and, in California, the increased manufacturing costs of state mandated cleaner-burning gasolines. Since June 1, gasoline prices appear to have stabilized and even come down in some areas, as better supply and demand balance has been achieved in the marketplace. Outside the U.S., refined product sales margins generally remained low.

Chemicals earnings declined significantly from the record earnings of last year when industry conditions were much stronger.

Total revenues were $11.0 billion in the 1996 second quarter, up 15 percent from $9.6 billion in last year's second quarter. Revenues for the first six months of 1996 were $21.3 billion, also up 15 percent from 1995 first half revenues of $18.6 billion. Six months sales and other operating revenues increased due to higher prices and sales volumes of crude oil, natural gas and refined products.

Operating, general and administrative expenses, adjusted for special items, increased $96 million in the 1996 second quarter and $124 million in the first half to $1.776 billion and $3.443 billion, respectively, compared with $1.680 billion and $3.319 billion in the comparable periods of 1995. The 1996 increase reflects higher marine and pipeline transportation costs and expenses related to performance-based employee compensation plans.

Taxes on income for the second quarter and first half of 1996 were $548 million and $1.021 billion, respectively, compared with $498 million and $769 million for the comparable 1995 periods. The effective income tax rate for the first half of 1996 decreased to 40.7 percent from 41.9 percent in the 1995 first half. The primary reasons for the decrease were a proportional shift in international earnings from higher effective tax-rate countries to lower tax-rate countries in combination with the after-tax effect of asset dispositions, including the Caltex sale of refinery interests. These effects were offset partially by a proportional decrease in equity affiliates' earnings, excluding the effect of the company's share of Caltex's gain from the sale of refinery interests in Japan, recorded on an after-tax basis.

Foreign exchange losses of $6 million were included in second quarter net income, compared with foreign exchange gains of $6 million in the prior year second quarter. For the 1996 first half, foreign exchange losses, primarily in the United Kingdom and Caltex areas of operations, were $20 million. The 1995 foreign exchange effects resulted in a gain of $6 million.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial and reporting standards for stock-based employee compensation plans and is effective for Chevron's 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair-value-based method for accounting for such plans. The company has elected to continue its existing accounting, and will make pro forma disclosures of net income as if the fair-value-based method for accounting had been applied.

Current Developments
The merger of Chevron's natural gas marketing and natural gas liquids business with NGC Corporation is expected to close in the third quarter. When completed, the merger will make NGC the largest gas marketer in North America, with sales of 10 billion cubic feet per day, as well as the largest processor and marketer of natural gas liquids in North America. The company will have an approximate 28 percent equity interest in NGC.

The company recently announced the $750 million Genesis project to develop the first deep-water oil and gas field it will operate in the Gulf of Mexico; Chevron holds an approximate 57 percent interest in the field. First production is expected in late 1998. Bidding aggressively at federal lease auctions over the past year, Chevron has accumulated one of the largest inventories of Gulf of Mexico deep-water exploratory leases.

Initial production from the N'Kossa field in Congo began on June 9, 1996; current production is 60,000 barrels of crude oil per day and is expected to reach 100,000 barrels per day by year's end, of which Chevron's share is 30 percent.

On July 1, Chevron officially became the operator of the 1.6 billion barrel Boscan field in Venezuela. Under a fee arrangement, Chevron has assumed responsibility for all operations and increased development of this giant field.

Total production from Tengizchevroil (TCO), Chevron's 50 percent owned affiliate in Kazakstan, averaged approximately 100,000 barrels of crude oil per day in the second quarter, and is near its current capacity of 110,000 barrels per day. TCO currently is making a positive contribution to Chevron's earnings. By year-end, the company expects to boost capacity to around 130,000 barrels per day.

In May, Chevron signed a production-sharing contract with China National Offshore Oil Corporation to explore for natural gas in a 783-square-mile tract in the South China Sea. The new tract is near two other Chevron exploration areas and near existing commercial gas discoveries.

In July, Chevron announced an agreement to sell its interests in four mature producing oil fields - Lyell, Hutton, Murchison and Ninian - and related facilities located in the northern section of the U.K. North Sea. The agreement also includes the sale of the company's interests in the Columba B field, certain exploration acreage, the Brent and Ninian pipeline systems and the Sullom Voe Terminal. The assets covered by the agreement represent less than ten percent of the total value of Chevron's interest in the entire U.K. Continental Shelf and will allow the company to focus its resources on developing new assets in the U.K. and Europe. Chevron will continue as interim operator of Ninian until transfer of operatorship is approved by the U.K. Government and Ninian field participants.

Chevron announced plans to more than double the size of its Orange, Texas plastics plant by 1999 to produce 250,000 tons per year of high-density polyethylene. In China, the company reached a land-use agreement and plans to build a general purpose polystyrene plant using Chevron's proprietary technology. Taking two years to complete, the plant's initial capacity will be 40,000 tons per year, with plans including an expansion of capacity up to 150,000 tons and the addition of high-impact polystyrene production.

In August, Chevron confirmed plans to cease the manufacture of Orthene insecticide at its Richmond, California agricultural chemicals plant, and to cease operation of the facility's industrial waste incinerator. This will complete the company's withdrawal from the agricultural chemicals business.

The company continues to review and analyze its operations and may incur charges related to future restructurings of its businesses and dispositions of marginal or non-strategic assets.

The company is a defendant in a lawsuit brought against the company by OXY USA Inc. (OXY) in an Oklahoma state court. The OXY lawsuit relates to damages claimed by OXY, as successor in interest to Cities Service Company, to have resulted from the allegedly improper termination by Gulf Oil Corporation (which was acquired by Chevron in 1984) of a merger agreement with OXY. Trial ended in July 1996 with the jury finding for the company on OXY's claims that Gulf committed fraud or willfully and maliciously breached its contract with Cities. However, the court directed a verdict for OXY on the basic breach of contract claim, and on the amount of damages OXY was entitled to recover if the jury found that the settlement and repurchase were done in reliance on the merger with Gulf, resulting in a judgment of $742 million. The company has posted an appropriate bond, intends to appeal and will continue to defend the case vigorously. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

Review of Operations
The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                      EARNINGS BY MAJOR OPERATING AREA

                                         Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
                                               -----------       -------------
Millions of Dollars                            1996    1995      1996     1995
- ------------------------------------------------------------------------------
Exploration and Production
  United States                               $ 194   $ 150   $   462  $   300
  International                                 260     194       511      366
- ------------------------------------------------------------------------------
    Total Exploration and Production            454     344       973      666

Refining, Marketing and Transportation
  United States                                 183     108       201        6
  International                                 302      36       377      192
- ------------------------------------------------------------------------------
    Total Refining, Marketing
      and Transportation                        485     144       578      198
- ------------------------------------------------------------------------------
    Total Petroleum Operations                  939     488     1,551      864
Chemicals                                        51     175       115      338
Coal and Other Minerals                          11       2        23       14
Corporate and Other *                          (129)    (58)     (201)    (150)
- ------------------------------------------------------------------------------
        Net Income                            $ 872   $ 607    $1,488   $1,066
* "Corporate and Other" includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance activities.

                           SELECTED OPERATING DATA

                                         Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
                                               -----------       -------------
                                               1996    1995      1996     1995
- ------------------------------------------------------------------------------
U.S. Exploration and Production

  Net Crude Oil and Natural
    Gas Liquids Production (MBPD)               342     352       341      354
  Net Natural Gas Production (MMCFPD)         1,825   1,927     1,851    1,931
  Sales of Natural Gas Liquids (MBPD)           190     192       215      220
  Revenue from Net Production
    Crude Oil ($/Bbl.)                       $18.29  $16.41    $17.48   $15.76
    Natural Gas ($/MCF)                      $ 2.06  $ 1.52    $ 2.17   $ 1.48

International Exploration and Production(1)

  Net Crude Oil and Natural
    Gas Liquids Production (MBPD)               688     644       681      646
  Net Natural Gas Production (MMCFPD)           578     556       562      574
  Revenue from Liftings
    Liquids ($/Bbl.)                         $18.44  $17.12    $18.19   $16.59
    Natural Gas ($/MCF)                      $ 1.78  $ 1.63    $ 1.81   $ 1.73

U.S. Refining and Marketing

  Sales of Gasoline (MBPD)                      567     556       554      551
  Sales of Other Refined Products (MBPD)        558     550       547      551
  Refinery Input (MBPD)                         965     997       946      953
  Average Refined Product
    Sales Price ($/Bbl.)                     $31.48  $27.32    $29.39   $26.28

International Refining and Marketing(1)

  Sales of Refined Products (MBPD)              877     944       975      964
  Refinery Input (MBPD)                         448     551       559      584

Chemical Sales and Other Operating Revenues(2)

  United States                             $   854  $  939    $1,571   $1,812
  International                                 178     167       328      319
                                            ----------------------------------
    Worldwide                                $1,032  $1,106    $1,899   $2,131

(1) Includes equity in affiliates.
(2) Millions of dollars.  Includes sales to other Chevron companies.
- ---------
     MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet

Worldwide exploration and production earned $454 million in the second quarter of 1996 compared with $344 million in the corresponding 1995 period. Earnings of $973 million in the first six months of 1996 were 46 percent higher than the $666 million earned in the 1995 first half. U.S. exploration and production net quarterly earnings were $194 million, a 29 percent increase over the $150 million earned in the 1995 second quarter. Six-month 1996 earnings were $462 million compared with $300 million earned in the 1995 six months. The 1996 quarter and year to date results were reduced by a special charge of $9 million for environmental remediation. Earnings in the 1996 periods benefited from both higher crude oil and natural gas prices. Higher exploration expenses, mostly due to well write-offs, more than offset a decline in depreciation expenses.

Average crude oil realizations for the second quarter were $18.29 per barrel, up $1.88 from $16.41 per barrel in the 1995 second quarter; average natural gas prices increased 36 percent to $2.06 per thousand cubic feet from

$1.52 in last year's second quarter. On a year-to-date basis, crude oil realizations were up 11 percent to $17.48 per barrel, and natural gas prices were up 47 percent to $2.17 per thousand cubic feet. On an equivalent barrel basis, natural gas accounts for almost half of the company's U.S. production.

Net liquids production declined to 342,000 barrels per day in the second quarter and to 341,000 barrels per day for the first six months of 1996, declines of 3 and 4 percent, respectively, from the prior year comparable periods. Net natural gas production decreased 5 percent in the 1996 quarter to
1.8 billion cubic feet per day and was down 4 percent, year-to-date, from comparable 1995 periods. The decline in production volumes was largely the result of normal field declines, partially offset by new field production.

International exploration and production net earnings for the second quarter were $260 million, up 34 percent from $194 million earned in the second quarter of 1995. Earnings increased on higher crude oil prices and higher sales volumes. Earnings of $511 million in the first six months of 1996 were 40 percent higher than the $366 million earned in the 1995 first half. The 1996 quarter and six months results included a special charge of $7 million for an asset write-off. Special charges of $3 million in the second quarter and $10 million year to date for employee severance provisions in connection with work-force reduction programs, were included in the 1995 results.

Net liquids production increased 7 percent to 688,000 barrels per day in the current year second quarter, with nearly half of the increase coming from higher production levels from the company's TCO affiliate in Kazakstan (where Chevron's share was up 20,000 barrels to 51,000 barrels per day). The company's operations in Australia, China and West Africa also achieved production increases. Production declines occurred in Canada and the U.K. North Sea fields. Year-to-date production was 681,000 barrels per day, up 5 percent from 1995 levels.

Net natural gas production in the 1996 second quarter increased to 578 million cubic feet per day from 556 million in the same quarter last year. Increases in Kazakstan, Australia and Indonesia more than offset a decline in Canada. Year-to-date production was 562 million cubic feet per day compared with 574 million cubic feet per day last year to date.

Foreign exchange losses were $10 million in the first half of 1996, all in the first quarter. Foreign exchange gains were $3 million in the 1995 second quarter, offsetting a $3 million loss in 1995's first quarter.

Worldwide refining and marketing operations reported earnings of $485 million in the 1996 second quarter compared with $144 million in last year's second quarter. The 1996 first half earnings were $578 million compared with $198 million in the corresponding 1995 period. U.S. refining and marketing net earnings were $183 million in the second quarter, compared with $108 million in the 1995 second quarter, and increased ten-fold from the $18 million earned in this year's first quarter. Six month earnings for 1996 were $201 million compared with $6 million in the 1995 six months.

The 1996 quarter and year-to-date results included special charges of $11 million for a litigation matter and the 1995 six months included special charges of $10 million for environmental remediation. There were no special items in last year's second quarter.

Higher refined product margins, particularly on the West Coast, coupled with good refinery operating performance and higher sales volumes led to stronger results for the U.S. refining and marketing business. In the first quarter 1996, crude oil costs were rising more rapidly than refined product prices. During the second quarter 1996, tight supplies industry-wide allowed the recovery of higher crude oil prices and, in California, the increased manufacturing costs of mandated cleaner-burning gasolines. Sales margins for the first six months of 1996 were $1.25 per barrel, compared with a loss of $.17 in the 1995 six months, due largely to refinery operating problems.

Total refined product sales volumes of 1.1 million barrels per day for the second quarter and six months of 1996 were up 2 percent from last year's second quarter and about level on a year-to-date basis.

International refining and marketing net earnings were $302 million and $377 million in the 1996 second quarter and six months, respectively, compared with $36 million and $192 million in the comparable periods last year. The 1996 periods included a net $275 million gain for the company's share of its Caltex affiliate's sale of refinery interests in Japan, less related Chevron tax effects on the distribution of proceeds to the Caltex shareholders. Also, the company's 1996 results included a special charge of $15 million for environmental remediation. There were no special items in the 1995 second quarter; however, six months results benefited a net $80 million from special items, principally a gain related to the sale of land by a Caltex affiliate in Japan.

Excluding special items, earnings improved $6 million to $42 million in the second quarter and to $117 million from $112 million for six months. While sales margins generally remained low, earnings in both last year's periods were adversely affected by an extended maintenance shutdown at the company's U.K. refinery.

The company's share of Caltex earnings was essentially unchanged. Higher margins were achieved in some of the Caltex operating areas, primarily Singapore and Bahrain for the six months as well as Australia for the quarter, but the current year quarter and year to date results included foreign currency losses of $8 million and $14 million, respectively, compared with foreign currency gains of $6 million and $29 million included in the Caltex 1995 earnings.

Total international refined product sales volumes declined 7 percent in the 1996 second quarter to 877,000 barrels per day, due to the Caltex sale on April 1 of its interest in a Japanese affiliate that owned two refineries. For six months, higher sales volumes in the 1996 first quarter, compared with the 1995 quarter, more than offset the second quarter sale of the refinery interest.

The 1996 second quarter and six month results included foreign exchange losses of $11 million and $21 million, respectively, whereas the prior year periods had foreign exchange gains of $5 million and $26 million.

Chemicals second quarter net earnings of $51 million declined significantly from record earnings of $175 million in the 1995 second quarter, when industry conditions were much stronger. Six month earnings were $115 million compared with $338 million in last year's six months. Lower product prices and higher feedstock costs in 1996 squeezed sales margins. The 1996 results also included a special charge of $16 million related to a claim settlement. There were no special items in the 1995 periods.

Coal and other minerals second quarter net earnings increased to $11 million from $2 million in last year's second quarter, as industry conditions improved somewhat. Six month earnings were $23 million compared with $14 million in last year's six months. However, results continue to reflect competition from lower-priced alternative fuel sources, particularly hydroelectric power. Results in both 1995 periods included a $1 million special charge for an employee severance program.

Corporate and other includes interest expense, interest income on cash and marketable securities, corporate center costs and real estate and insurance operations. These activities incurred net charges of $129 million, compared with charges of $58 million in the 1995 second quarter. Year-to-date charges were $201 million in 1996 compared with $150 million last year. The higher charges were primarily the result of special items totaling $45 million in the 1996 second quarter. The special charges comprised a provision for a litigation matter and an additional loss provision for the company's withdrawal from its real estate development business, including additional amounts for environmental remediation. The prior year periods had no special items, but benefited from favorable consolidating income tax adjustments. A $21 million favorable foreign currency swing in the 1996 year to date helped mitigate the effect of the special items.

Liquidity and Capital Resources
Cash and cash equivalents totaled $1.052 billion at June 30, 1996, a $431 million increase from year-end 1995. Cash from operations were more than adequate to fund the company's capital expenditures and dividend payments to stockholders.

Chevron Corporation's Board of Directors voted to increase the quarterly dividend of 50 cents per share on the company's common stock by 4 cents a share, or 8 percent, to 54 cents a share. This dividend increase brings Chevron's annual dividend rate to $2.16 a share, up from $2.00. The dividend is payable September 10, 1996 to stockholders of record at the close of business August 15, 1996.

The company's debt and capital lease obligations totaled $7.419 billion at June 30, 1996, down $908 million from $8.327 billion at year-end 1995. The decrease in outstanding debt is due primarily to the repayment of approximately $500 million of short-term obligations, mostly commercial paper, and the early repayment in June 1996 of $280 million of 9.375 percent coupon debt originally due June 1, 2016. The company also retired via a non-cash transaction, in January 1996 as scheduled, $50 million of 6.92 percent debt related to the Employee Stock Ownership Plan.

Although the company benefits from lower interest rates on short-term debt, its proportionately large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. This ratio was
 .91 at June 30, 1996, up from .83 at year-end 1995. The company's short-term debt, consisting of commercial paper and the current portion of long-term debt, totaled $5.177 billion at June 30, 1996. This amount includes $1.8 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 32.8 percent at June 30, 1996, down substantially from 36.7 percent at year-end 1995. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

Worldwide capital and exploratory expenditures for the first half of 1996, including the company's share of affiliates' expenditures, totaled $2.082 billion, down slightly from $2.147 billion spent in the 1995 first half. Total expenditures for exploration and production activities were about $1.436 billion, or 69 percent of total outlays in the 1996 period compared with $1.283 billion, or 60 percent in 1995. Expenditures outside the United States were about 57 percent of total outlays in 1996, compared with 60 percent in 1995.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Cities Service Tender Offer Cases-

The description contained in Part I, Item 3, Paragraph A of the company's Annual Report on Form 10-K for the year ended December 31, 1995, as supplemented by the information contained in part II, Item 1 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is hereby further supplemented as follows:

Trial was concluded on July 18, 1996 with the jury finding in the company's favor on plaintiff's claims of willful and malicious breach of contract and fraud. However, the trial judge directed a verdict for the plaintiff on its claim for breach of contract and on the amount of plaintiff's loss if the jury found plaintiff's repurchase of stock from, and related settlement with, a third party were done in reliance on the contract. The jury then found that plaintiff's repurchase had been in reliance on the contract, and the jury returned a verdict in favor of the plaintiff for approximately $229 million in compensatory damages. The court then entered judgment for the plaintiff on July 19, 1996 for such damages, which, with interest, total approximately $742 million. The company has posted a bond pending appeal of the verdict, and intends to continue to defend the case vigorously.

EPA Compliance Audit Program-

In 1991, the United States Environmental Protection Agency instituted a program to encourage companies to report prior deficiencies in reporting under Section 8 (e) of the Toxic Substances Control Act. Chevron entered into an agreement to participate in the program, conducted a records search, made additional reports as provided for under the program, and has agreed to pay a civil penalty of $316, 000 in accordance with the stipulated penalty provisions of the program.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on May 7, 1996.

Voters elected 10 incumbent directors for one year terms. The vote tabulation for individual directors was:

                                                       Shares         Shares
  Directors                                              For         Withheld
- ------------------------------------------------------------------------------
  S. H. Armacost                                     498,531,526     8,424,920
  K. T. Derr                                         499,505,675     7,450,771
  R. E. Galvin                                       499,963,083     6,993,363
  S. Ginn                                            500,238,170     6,718,276
  C. A. Hills                                        499,564,399     7,392,047
  C. M. Pigott                                       500,355,677     6,600,769
  C. Rice                                            499,073,523     7,882,923
  J. N. Sullivan                                     499,907,949     7,048,497
  G. H. Weyerhaeuser                                 500,101,087     6,855,359
  J. A. Young                                        500,102,794     6,856,652

Voters approved the appointment of Price Waterhouse LLP as the company's independent accountants by a vote of 501,182,847 (99.3 percent) for and 3,478,350 (0.7 percent) against. There were also 2,298,494 abstentions.

A stockholder proposal to adopt a limit of one million dollars total annual compensation for any and all Chevron retirees and a limit of ten million cumulative retirement pay to any retirees was rejected. There were 35,714,020 votes (8.3 percent) for the proposal and 394,452,659 (91.7) votes against. There were 12,329,000 abstentions and 64,464,012 broker non-votes.

A stockholder proposal to compensate directors solely in shares of Chevron
Corporation common stock each year was rejected.   There were 37,140,357 votes
(8.6 percent) for the proposal and 396,790,529 (91.4 percent) votes against. There were 8,568,855 abstentions and 64,459,950 broker non-votes.

A stockholder proposal for the Board of Directors to review and develop investment guidelines for country selection and report these guidelines to
shareholders and employees by September 1996 was rejected.    There were
23,406,331 votes (5.7 percent) for the proposal and 389,926,753 (94.3 percent) votes against. There were 29,155,653 abstentions and 64,470,954 broker non-votes.

A stockholder proposal for the Board of Directors to prepare a report analyzing the risks and costs of continued operations in Nigeria and to take appropriate and ethical steps to press the Nigerian military regime to cease persecution of labor, political and environmental leaders was rejected. There were 28,023,876 votes (6.8 percent) for the proposal and 385,344,321 (93.2 percent) votes against. There were 29,122,670 abstentions and 64,468,824 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        (4)Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

       (12)Computation of Ratio of Earnings to Fixed Charges

       (27)Financial Data Schedule

(b)     Reports on Form 8-K

        None.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     CHEVRON CORPORATION
                                              -------------------------------
                                                         (Registrant)




Date     August 9, 1996                                /s/ S. J. Crowe
    ---------------------                          --------------------------
                                                    S. J. Crowe,  Comptroller
                                             (Principal Accounting Officer and
                                                   Duly Authorized Officer)