Form 10-Q
period 1996-09-30
CHEVRON CORP
filed 1996-11-08
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q


(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1996

                                      OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
   EXCHANGE ACT OF 1934


                        Commission File Number 1-368-2


                             Chevron Corporation
                (Exact name of registrant as specified in its charter)

                     Delaware                         94-0890210
            ______________________________         _______________
           (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification Number)

    575 Market Street, San Francisco, California         94105
    ____________________________________________        ________
      (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code (415) 894-7700
                                                             _____________

                                    NONE
        ____________________________________________________________
       (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (X)      No
                                              ___         ___

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                   Outstanding as of September 30, 1996
      _____________________________       ____________________________________
      Common stock, $1.50 par value                  652,422,323

INDEX

Page No.

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statement of Income for the three months and
               nine months ended September 30, 1996 and 1995               2

            Consolidated Balance Sheet at September 30, 1996 and
               December 31,1995                                            3

            Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1996 and 1995                           4

            Notes to Consolidated Financial Statements                    5-10

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11-18


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                              19

   Item 6.  Listing of Exhibits and Reports on Form 8-K                    19

   Signature                                                               19

   Exhibit: Computation of Ratio of Earnings to Fixed Charges              20

                        PART I. FINANCIAL INFORMATION


                     CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME



                                        Three Months Ended   Nine Months Ended
                                              September 30,      September 30,
                                        __________________   _________________
Millions of Dollars,
Except Per Share Amounts                    1996      1995      1996      1995
______________________________________________________________________________
Revenues
Sales and other operating revenues* $10,846 $ 9,171 $31,517 $27,388 Equity in net income of affiliated
   companies                                 104        70       686       415
Other income                                  99        73       179       122
                                         _____________________________________
   Total Revenues                         11,049     9,314    32,382    27,925
                                         _____________________________________

Costs and Other Deductions
Purchased crude oil and products           5,771     4,436    16,717    13,570
Operating expenses                         1,461     1,655     4,288     4,366
Exploration expenses                         119        92       329       234
Selling, general and
   administrative expenses                   303       344     1,043       987
Depreciation, depletion and
   amortization                              558       560     1,613     1,702
Taxes other than on income*                1,493     1,475     4,358     4,265
Interest and debt expense                     93        93       274       307
                                         _____________________________________
   Total Costs and Other Deductions        9,798     8,655    28,622    25,431
                                         _____________________________________

Income Before Income Tax Expense           1,251       659     3,760     2,494
Income Tax Expense                           596       377     1,617     1,146
                                         _____________________________________
Net Income                                 $ 655   $   282   $ 2,143   $ 1,348
                                         _____________________________________

Per Share of Common Stock:
   Net Income                             $ 1.00   $   .44   $  3.28   $  2.07
   Dividends                              $  .54   $   .50   $  1.54   $ 1.425

Weighted Average Number of
 Shares Outstanding (000s)               652,671   652,156   652,649   652,023

*Includes consumer excise taxes.          $1,324   $ 1,290   $ 3,845   $ 3,702

   See accompanying notes to consolidated financial statements.

                     CHEVRON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                  September 30,   December 31,
Millions of Dollars                                        1996           1995
______________________________________________________________________________

ASSETS

Cash and cash equivalents                               $ 1,091        $   621
Marketable securities                                       436            773
Accounts and notes receivable                             4,391          4,014
Inventories:
   Crude oil and petroleum products                         669            822
   Chemicals                                                486            487
   Materials, supplies and other                            292            289
                                                        ______________________
                                                          1,447          1,598
Prepaid expenses and other current assets                   884            861
                                                        ______________________
      Total Current Assets                                8,249          7,867
Long-term receivables                                       269            149
Investments and advances                                  4,471          4,087

Properties, plant and equipment, at cost                 48,316         48,031
Less: accumulated depreciation, depletion
   and amortization                                      26,858         26,335
                                                        ______________________
                                                         21,458         21,696
Deferred charges and other assets                           632            531
                                                        ______________________
        Total Assets                                    $35,079        $34,330
                                                        ______________________

______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                         $ 3,452        $ 3,806
Accounts payable                                          3,057          3,294
Accrued liabilities                                       1,277          1,257
Federal and other taxes on income                           879            558
Other taxes payable                                         578            530
                                                        ______________________
   Total Current Liabilities                              9,243          9,445
Long-term debt                                            3,671          4,133
Capital lease obligations                                   352            388
Deferred credits and other non-current obligations        2,017          1,992
Non-current deferred income taxes                         2,676          2,433
Reserves for employee benefit plans                       1,624          1,584
                                                        ______________________
   Total Liabilities                                     19,583         19,975
                                                        ______________________
 Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                     -              -
Common stock (authorized 1,000,000,000 shares,
   $1.50 par value, 712,487,068 shares issued)            1,069          1,069
Capital in excess of par value                            1,875          1,863
Deferred compensation - Employee Stock
   Ownership Plan (ESOP)                                   (800)          (850)
Currency translation adjustment and other                   117            174
Retained earnings                                        15,298         14,146
Treasury stock, at cost (shares 60,064,745 and
   60,160,057 at September 30, 1996 and
   December 31, 1995, respectively)                      (2,063)        (2,047)
                                                        ______________________
   Total Stockholders' Equity                            15,496         14,355
                                                        ______________________
    Total Liabilities and Stockholders' Equity          $35,079        $34,330
                                                        ______________________

See accompanying notes to consolidated financial statements.

                     CHEVRON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Nine Months Ended
                                                                 September 30,
                                                        ______________________
Millions of Dollars                                        1996           1995*
______________________________________________________________________________
Operating Activities
   Net income                                            $2,143         $1,348
   Adjustments
      Depreciation, depletion and amortization            1,613          1,702
      Dry hole expense related to prior years'
         expenditures                                        39             10
      Distributions greater (less) than equity
         in affiliates' income                               66           (121)
      Net before-tax losses on asset
         retirements and sales                               25            146
      Net currency translation (gains) losses               (10)            53
      Deferred income tax provision                         243            197
      Net increase in operating working capital            (166)         (404)
      Other                                                (166)         (200)
                                                        ______________________
         Net Cash Provided by Operating Activities        3,787          2,731
                                                        ______________________

Investing Activities
   Capital expenditures                                  (2,364)        (2,428)
   Proceeds from asset sales                                514            515
   Net sales of marketable securities                       335             93
                                                        ______________________
         Net Cash Used for Investing Activities          (1,515)        (1,820)
                                                        ______________________

Financing Activities
   Net repayments of short-term obligations                (415)          (277)
   Proceeds from issuances of long-term debt                 77            470
   Repayments of long-term debt and other
      financing obligations                                (419)           (88)
   Cash dividends paid                                   (1,005)          (929)
   Purchases of treasury shares                             (34)            (4)
                                                        ______________________
         Net Cash Used for Financing Activities          (1,796)          (828)
                                                        ______________________
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                          (6)            (8)
                                                        ______________________
Net Change in Cash and Cash Equivalents                     470             75
Cash and Cash Equivalents at January 1                      621            413
                                                        ______________________
Cash and Cash Equivalents at September 30                $1,091         $  488
                                                        ______________________

* Certain amounts have been reclassified to conform to the 1996 presentation.

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

The results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of future financial results.

Note 2. NGC Merger

The merger of Chevron's natural gas marketing and natural gas liquids businesses with NGC Corporation was completed on August 31, 1996. In exchange for substantially all of its midstream businesses and assets, Chevron acquired an ownership interest of approximately 28 percent or 38.6 million new shares of common stock and 7.8 million shares of participating preferred stock in NGC and about $295 million in cash and notes.

The company recognized a $32 million gain in the third quarter from the transaction, with an additional gain of $39 million to be recognized in future periods. The 28 percent ownership in NGC is recorded under the equity method of accounting as Investments and advances.

Note 3. Net Income

Net income for the third quarter 1996 benefited a net $5 million from special items. The company recognized a $32 million gain in the current quarter from the merger of Chevron's natural gas marketing and natural gas liquids businesses with NGC Corporation. The company also recorded $52 million in favorable prior-year tax adjustments. These benefits were nearly offset by special charges totaling $79 million, composed of an $11 million loss from the sale of a producing property, a $29 million provision for environmental remediation of certain U.S. downstream facilities, provisions of $27 million for employee severance programs and a litigation matter, and $12 million for the write-off of certain chemical assets.

In the nine-month period ended September 30, 1996, net special gains of $177 million were included in net income. A net benefit of $275 million resulted from the company's Caltex affiliate's sale of refinery interests in Japan, after including the effect of the company's taxes on the related cash distribution. Also included in net income for the nine-month period were the $73 million net gains from third quarter 1996 asset dispositions and favorable prior-years' tax adjustments. Partially offsetting these favorable items were charges of $48 million from an additional loss provision for the company's withdrawal from its real estate development business and from the write-off of certain chemicals and other assets, $53 million of environmental remediation provisions for the company's U.S. upstream and U. S. and Canadian downstream properties, $53 million of provisions for several litigation and other claims, and $17 million for employee severance programs.

Third quarter 1995 net income included $222 million in net special charges, largely due to a $168 million provision for the write-down of the company's real estate development business, which the company sold in 1996. Other charges included $39 million for environmental remediation provisions for certain U.S. facilities, $22 million for prior-year tax adjustments resulting primarily from a statutory tax rate increase in Australia, and $20 million for restructuring provisions for various operations, including those of the company's Caltex affiliate. Partially offsetting these charges was a $27 million benefit from a refund of federal offshore lease costs.

Special items decreased net income by $163 million for the nine-month period ended September 30, 1995. In addition to the $222 million recorded in the 1995 third quarter, the company recorded charges of $10 million for environmental remediation provisions associated with U.S. marketing properties formerly owned by the company, $11 million for restructuring provisions and a net gain of $80 million, primarily related to the sale of land by a Caltex affiliate.

Foreign exchange gains of $6 million were included in third quarter 1996 net income, compared with losses of $26 million in third quarter 1995. For the first nine months of 1996, net income included foreign exchange losses of $14 million, compared with losses of $20 million in the same period of 1995.

Note 4. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:

                                                             Nine Months Ended
                                                                 September 30,
                                                        ______________________
   Millions of Dollars                                         1996       1995
   ___________________________________________________________________________
   (Increase) decrease in accounts and notes receivable    $   (332)   $   137
   Decrease (increase)  in inventories                           51       (115)
   Increase in prepaid expenses and other current assets        (43)      (242)
   Decrease in accounts payable and accrued liabilities        (218)      (302)
   Increase in income and other taxes payable                   376        118
   ___________________________________________________________________________
      Net increase in operating working capital            $   (166)   $  (404)
   ___________________________________________________________________________

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                            Nine Months Ended
                                                                 September 30,
                                                        _____________________
   Millions of Dollars                                         1996      1995
   __________________________________________________________________________

   Interest paid on debt (net of capitalized interest)      $   288   $   311
   Income taxes paid                                        $ 1,042   $   918
   __________________________________________________________________________

The "Net sales of marketable securities" consists of the following gross amounts:

                                                            Nine Months Ended
                                                                September 30,
                                                        _____________________
   Millions of Dollars                                         1996      1995
   __________________________________________________________________________

   Marketable securities purchased                          $(2,418)  $(1,975)
   Marketable securities sold                                 2,753     2,068
   __________________________________________________________________________
      Net sales of marketable securities                    $   335   $    93

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $50 million of matured debt in January of 1996 and 1995, respectively, that had been guaranteed by Chevron Corporation. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

As discussed in Note 2 , the company received cash, a note and shares of NGC Corporation common stock and participating preferred stock in exchange for its contribution of net assets to NGC. Only the cash received is included in the Consolidated Statement of Cash Flows as Proceeds from asset sales. The increase in Investments and advances from this merger is considered a non-cash transaction and resulted primarily from the contribution of Accounts and notes receivable, Inventories and Property, plant and equipment.

Note 5.  Summarized Financial Data - Chevron U.S.A. Inc.

Chevron U.S.A. Inc. is Chevron Corporation's principal operating company, consisting primarily of the company's United States integrated petroleum operations (excluding most of the domestic pipeline operations). These operations are conducted by three divisions: Chevron U.S.A. Production Company, Chevron Products Company and, through August 31, 1996, Warren Petroleum Company. Beginning September 1, 1996, substantially all of Chevron U.S.A.'s natural gas liquids operations previously conducted by Warren Petroleum Company and natural gas marketing operations previously conducted by Chevron U.S.A. Production Company are carried out through its 28 percent equity ownership in NGC Corporation. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table.

                                         Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                         __________________  _________________
   Millions of Dollars                      1996      1995      1996      1995
   ___________________________________________________________________________
   Sales and other operating revenues     $7,601    $6,141   $22,045   $18,384
   Costs and other deductions              7,225     5,994    20,941    18,099
   Net income                                252       134       805       292
   ___________________________________________________________________________

                                                   September 30,   December 31,
   Millions of Dollars                                      1996          1995
   ___________________________________________________________________________

   Current assets                                       $  3,597      $  3,426
   Other assets                                           13,102        13,666

   Current liabilities                                     4,488         5,800
   Other liabilities                                       5,449         5,357

   Net worth                                               6,762         5,935


Note 6. Summarized Financial Data - Chevron Transport Corporation

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

                                        Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         _________________   _________________
   Millions of Dollars                      1996      1995      1996      1995
   ___________________________________________________________________________
   Sales and other operating revenues       $122      $121      $388      $344
   Costs and other deductions                141       120       431       361
   Net  (loss) income                         (1)        -         8      (25)
   ___________________________________________________________________________

                                                   September 30,  December 31,
   Millions of Dollars                                      1996          1995
   ___________________________________________________________________________

   Current assets                                       $     71       $    37
   Other assets                                            1,721         1,561

   Current liabilities                                       682           459
   Other liabilities                                         393           431

   Net worth                                                 717           708
   ___________________________________________________________________________
Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at September 30, 1996.

Note 7. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                        Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         _________________   _________________
   Millions of Dollars                      1996      1995      1996      1995
   ___________________________________________________________________________

   Sales and other operating revenues     $4,221    $3,280   $12,141   $11,153
   Operating income                          247       212       796       707
   Net income                                 93        87     1,082       667
   ___________________________________________________________________________

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

Note 8.  Income Taxes

Taxes on income for the third quarter and first nine months of 1996 were $596 million and $1,617 million, respectively, compared with $377 million and $1,146 million for the comparable 1995 periods. The effective income tax rate for the first nine months of 1996 decreased to 43 percent from 46 percent for nine months 1995. The decrease in the effective income tax rate was the result of a shift in international earnings from countries with higher effective income tax rates to those with lower effective rates, the tax effect of asset dispositions and favorable prior year income tax expense adjustments. These effects were partially offset by a proportional decrease in the company's share of equity affiliates' earnings, which is included in revenues on an after-tax basis.

Note 9.  Contingent Liabilities

Litigation -

The company is a defendant in numerous lawsuits, including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years.

A lawsuit brought against the company by OXY U.S.A. Inc. (OXY), as successor in interest to Cities Service Company (Cities), resulted from the allegedly improper termination by Gulf Oil Corporation (which was acquired by Chevron in 1984) of a merger agreement with Cities. Trial ended in July 1996 with the jury finding for the company on OXY's claims that Gulf committed fraud or willfully and maliciously breached its contract with Cities. However, the court directed a verdict for OXY on the basic breach of contract claim, and on the amount of damages OXY was entitled to recover if the jury found that certain actions taken by Cities were done in reliance on the merger with Gulf, resulting in a judgment against the company of $742 million. The company has filed an appeal, which is not expected to be heard until next year. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal. Accordingly, the company will continue to defend the case vigorously.

It is not practical to estimate a range of possible loss for the company's litigation matters, but losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

Other Contingencies -

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1982 and 1991, respectively. For federal income tax purposes, all issues other than the creditability of taxes paid to the Government of Indonesia have been resolved through 1987. While the amounts under dispute with the IRS are significant, settlement of open tax matters is not expected to have a material effect on the consolidated net assets or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination.

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

Areas outside the United States in which the company has significant operations include Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Papua New Guinea, Indonesia, China and Zaire. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, the Philippines, Singapore, Thailand, South Africa and Japan. The company's Tengizchevroil affiliate operates in Kazakstan.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Third Quarter 1996 Compared With Third Quarter 1995
       And First Nine Months 1996 Compared With First Nine Months 1995

Overview and Outlook
____________________
Net income for the third quarter of 1996 was $655 million ($1.00 per share), more than double the $282 million ($.44 per share) reported for the third quarter of 1995. This year's third quarter results benefited a net $5 million from special items consisting of prior year tax adjustments of $52 million and net gains from asset sales of $21 million offset by environmental remediation provisions of $29 million, provisions totaling $27 million for restructuring and a litigation matter, and asset write-offs of $12 million.

Special charges in the 1995 third quarter totaled $222 million and included a $168 million provision related to the company's decision to dispose of its real estate development properties, environmental remediation provisions of $39 million, prior year tax adjustments of $22 million and restructuring provisions totaling $20 million. These charges were partially offset by a benefit of $27 million resulting from a refund of federal offshore lease costs. Excluding special items in both periods, 1996 third quarter results of $650 million increased 29 percent from adjusted earnings of $504 million in last year's third quarter.

Net income for the first nine months of 1996 was $2.143 billion ($3.28 per share), up 59 percent from $1.348 billion ($2.07 per share) reported for the 1995 first nine months. The 1996 nine-month results benefited $177 million from special items, mostly the company's share of its Caltex affiliate's second quarter gain from the sale of refinery interests in Japan. The 1995 nine-month results were reduced $163 million by special charges, mostly related to the company's disposal of its real estate business. Excluding special items, 1996 year-to-date earnings were up 30 percent to $1.966 billion, compared with $1.511 billion in the corresponding 1995 period.

Worldwide upstream operating earnings nearly doubled in the 1996 third quarter and were up 58 percent for the nine months compared with the corresponding 1995 periods. Higher crude oil and natural gas prices and continued increases in Chevron's international production volumes were the primary earnings drivers. Chevron's average U. S. crude oil realizations were nearly $4 per barrel higher in this year's third quarter and were up almost $2.50 per barrel in the first nine months from comparable periods in 1995. Natural gas was about $.65 per thousand cubic feet higher than in the 1995 third quarter and nine-month periods. Both crude oil and natural gas prices have continued to be strong into the fourth quarter.

Worldwide downstream operating earnings for the 1996 nine months were up 50 percent over last year as higher U. S. refined product margins, especially in the second quarter, coupled with good refinery operating performance led to stronger results for the U.S. refining and marketing business. Tight supplies industry-wide in the second quarter allowed the recovery of higher crude oil costs and, in California, the increased manufacturing costs of state mandated cleaner-burning gasolines. In the third quarter, however, continued increases in crude oil prices, coupled with softening product prices, squeezed product margins, both domestically and internationally. As a result, third quarter worldwide downstream operating earnings declined 28 percent from the prior year third quarter. Sales margins have continued to be weak into the fourth quarter, as crude oil prices remain strong and product supplies are ample.

Chemicals earnings declined significantly from last year's third quarter and nine months, when industry conditions were much stronger. Commodity chemicals prices have continued to decline since their peak in mid-1995.

Total revenues for the 1996 third quarter were $11.0 billion, up 18 percent from $9.3 billion in the year earlier quarter. Total revenues for the first nine months were $32.4 billion, a 16 percent increase from $27.9 billion reported for the 1995 nine-month period. Revenues increased on higher prices and sales volumes of crude oil and natural gas. Refined products prices were also higher and sales volumes were about flat in the 1996 third quarter and nine months compared with 1995.

Operating, general and administrative expenses, adjusted for special items, increased $66 million in the 1996 third quarter and $190 million in the first nine months to $1.740 billion and $5.183 billion, respectively, compared with $1.674 billion and $4.993 billion in the comparable periods of 1995. The 1996 increase reflects higher fuel costs and expenses related to performance-based employee compensation plans.

Taxes on income for the third quarter and first nine months of 1996 were $596 million and $1.617 billion, respectively, compared with $377 million and $1.146 billion for the comparable 1995 periods. The effective income tax rate for the first nine months of 1996 decreased to 43 percent from 46 percent in the 1995 nine months. The primary reasons for the decrease were proportional shifts in international earnings from higher effective tax-rate countries to lower tax-rate countries, the after-tax effect of asset dispositions and prior year tax adjustments. These effects were partially offset by a proportional decrease in equity affiliates' earnings recorded on an after-tax basis.

Foreign exchange gains of $6 million were included in third quarter net income, compared with foreign exchange losses of $26 million in the prior year third quarter. For the nine months, foreign exchange losses were $14 million in 1996 and $20 million in 1995. The 1996 year to date losses reflect the U.S. dollar's fluctuation against the Australian currency, whereas the 1995 losses were caused by fluctuations against the Canadian and Nigerian currencies.

Current Developments
____________________

The merger of NGC Corporation with Chevron's natural gas marketing business and its natural gas liquids company, Warren Petroleum, was completed August 31,
1996.   NGC is a leading gatherer, processor, transporter and marketer of energy products and services in North America and the United Kingdom. Chevron received $295 million in cash and notes and an approximate 28 percent ownership interest in NGC, represented by 38.6 million shares of NGC common stock and 7.8 million shares of participating preferred stock. Other major stockholders in NGC are British Gas and Nova Corp., each with approximately 25 percent ownership of the common stock.

In November, Chevron and NGC signed a letter of intent to form a partnership to own, operate and expand Chevron's Venice, Louisiana offshore gas gathering, processing and fractionation complex. Chevron will own approximately two-thirds of the complex and will be a major producer supplier. NGC will own approximately one-third of the complex and will operate the facility through its Warren Petroleum Company subsidiary.

In October, the company completed the sale of its interests in four United Kingdom North Sea mature producing oil fields, related pipeline and terminal facilities and certain other undeveloped and exploration properties. Also in October, the company sold its interest in the Natuna Sea Block A production sharing contract offshore Indonesia, which includes the producing Anoa oil field. Chevron's share of oil production from the properties sold in the North Sea and Indonesia was approximately 31,000 barrels per day. The sales proceeds of approximately $180 million will provide resources to focus on more attractive growth projects. The company will recognize gains on both sales in its fourth quarter results.

On November 6, 1996, Chevron, Elf Oil UK Ltd. and Murco Petroleum Ltd. announced they had signed a memorandum of understanding to merge their refining and marketing operations in the United Kingdom. The three companies have decided to merge their skills, strengths and resources in order to boost long-term performance within a market that faces excess supplies of refined products, growing costs of environmental regulations and fierce competition. The move is expected to provide benefits of scale and improved efficiencies that should result in significant cost savings. Chevron's refining and marketing operations in the United Kingdom are conducted through its Gulf Oil (Great Britain) Ltd. subsidiary.

Interests in the new company will be held 41.25 percent by Chevron, 41.25 percent by Elf and 17.50 percent by Murco. The Elf/Murco 108,000 barrels per day refinery will be retained; Gulf's 115,000 barrels per day refinery will be closed; and the company's interest in the Pembroke Cracking Company
(PCC) will be purchased by Texaco, the other joint owner and operator of PCC. The new company will have a retail network of over 1,500 service stations and an 8 percent share of the United Kingdom fuels market.

The transaction is subject to further negotiations and, if completed, may result in a charge against the company's earnings. A final agreement is expected in the first half of 1997. Formation of the new company is also subject to necessary regulatory approvals.

The company continues to review and analyze its operations and may sell, restructure or purchase assets to achieve operational or strategic benefits. These activities may result in gains or losses to income in future periods.

Production from Chevron's 50 percent owned Tengizchevroil affiliate in Kazakstan has continued to increase, averaging 110,000 barrels per day in the third quarter and making a positive contribution to Chevron's earnings. Progress continues on the formation of the Caspian Pipeline Consortium, in which Chevron has the right to acquire a 15 percent equity interest. The consortium plans to construct a pipeline from the Tengiz oil field to the Russian Black Sea port of Novorossiysk, which will allow full development of the Tengiz crude oil reserves.

Chevron Chemical Co. and Saudi Industrial Venture Capital Group have formed a 50 - 50 joint venture to build and operate a $650 million petrochemical complex in Al-Jubail, Saudi Arabia. A 480,000 ton-per-year benzene plant, using Chevron's proprietary Aromax technology, and a 220,000 ton-per-year cyclohexane unit are scheduled to be completed in mid-1999.

Chevron Chemical Co. has begun construction on a $225 million expansion project at the Pascagoula, Mississippi, refinery that will double the refinery's capacity for production of paraxylene to slightly over one billion pounds per year. The expanded facility will use a new proprietary manufacturing technology called Eluxyl, that was jointly developed by Chevron and Institut Francais Du Petrole and successfully tested during a year long pilot project at the refinery. The project is targeted for completion by mid-1998.

Chevron Chemical Co. announced plans to construct a polystyrene plant in China, after reaching a land-use agreement with the city of Zhangjiagang, Jiangsu Province. Construction is expected to begin by early 1997 and will take two years to complete. The plant will have an initial capacity of 40,000 tons per year, with plans to increase annual capacity to 150,000 tons.

Chevron announced a new crude oil discovery in the prolific Huizhou area in the Pearl River Mouth Basin of the South China Sea. Further appraisal will be conducted in early 1997 to determine if the discovery is of a commercial nature. The discovery well was drilled by the CACT Operators Group, a consortium composed of Chevron, Agip, Texaco and the China National Offshore Oil Corp. (CNOOC). Chevron's interest in CACT is 16.33 percent.

Chevron and Petronas Carigali Overseas Sdn Bhd, a subsidiary of the Malaysian state oil company, signed a production sharing contract with CNOOC to explore for oil in the Liaodong Bay portion of the Bohai Gulf. The 2,000 square mile offshore tract is in the North China Basin, where some of China's largest oil fields are located. Chevron has a 60 percent interest, with Petronas holding the remaining 40 percent.

A second appraisal well yielded positive results in the Moho field, offshore Congo. The field was discovered last November in the Haute-Mer concession, which also includes the producing N'Kossa field. Chevron holds a 30 percent interest in the Elf-operated concession.

PT Caltex Pacific Indonesia (CPI), Chevron's 50 percent owned affiliate, has acquired a new production sharing contract off Sumatra's northwest coast. The almost 4,000 square mile block, named Sibolga, is adjacent to CPI's Nias offshore tract, where CPI is continuing its active evaluation program. Sibolga contains extensions of geological trends recognized in the Nias block.

Crude oil production from the Point Arguello project, offshore California, has continued to decline rapidly with production averaging 23,000 barrels per day in 1996 compared with 31,000 barrels per day in 1995. The company and its partners are reviewing options for the project, including unitization with an adjoining field and development of an overall abandonment strategy coordinated with neighboring mature fields. Nonetheless, an additional impairment writedown may result in future periods. Chevron has an approximate 25 percent interest in the Point Arguello project.

Review of Operations
____________________

The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                      EARNINGS BY MAJOR OPERATING AREA

                                        Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                        __________________   _________________
Millions of Dollars                         1996      1995      1996      1995
______________________________________________________________________________
Exploration and Production
   United States                          $  237    $  131    $  699    $  431
   International                             291       140       802       506
______________________________________________________________________________
     Total Exploration and Production        528       271     1,501       937
______________________________________________________________________________
Refining, Marketing and Transportation
   United States                              80        98       281       104
   International                              21        53       398       245
______________________________________________________________________________
     Total Refining, Marketing
        and Transportation                   101       151       679       349
______________________________________________________________________________
     Total Petroleum Operations              629       422     2,180     1,286
Chemicals                                     49       127       164       465
Coal and Other Minerals                       12        10        35        24
Corporate and Other *                        (35)     (277)     (236)     (427)
______________________________________________________________________________
      Net Income                           $ 655     $ 282    $2,143    $1,348
______________________________________________________________________________

* "Corporate and Other" includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance activities.

SELECTED OPERATING DATA (1)
                                        Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                        __________________   _________________
                                            1996      1995      1996      1995
______________________________________________________________________________
U.S. Exploration and Production
   Net Crude Oil and Natural Gas
     Liquids Production (MBPD)               340       346       341       351
   Net Natural Gas Production (MMCFPD)     1,857     1,816     1,853     1,893
   Sales of Natural Gas Liquids (MBPD)       194       202       208       214
   Revenue from Net Production
      Crude Oil ($/Bbl.)                 $ 18.88    $14.91    $17.95    $15.48
      Natural Gas ($/MCF)                $  2.06    $ 1.40    $ 2.13    $ 1.46

International Exploration and Production
   Net Crude Oil and Natural
     Gas Liquids Production (MBPD)           712       644       691       646
   Net Natural Gas Production (MMCFPD)       587       539       571       562
   Revenue from Liftings
       Liquids ($/Bbl.)                   $19.44    $15.37    $18.62    $16.16
       Natural Gas ($/MCF)                $ 1.78    $ 1.73    $ 1.80    $ 1.73

U.S. Refining and Marketing
   Sales of Gasoline (MBPD)                  572       576       560       560
   Sales of Other Refined Products (MBPD)    586       599       561       567
   Refinery Input (MBPD)                     971       968       954       958
   Average Refined Product
     Sales Price ($/Bbl.)                 $30.34    $26.09    $29.69    $26.21

International Refining and Marketing
   Sales of Refined Products (MBPD)          901       894       950       940
   Refinery Input (MBPD)                     506       595       542       587

Chemical Sales and Other Operating Revenues(2)
   United States                          $  647    $  821    $2,218    $2,633
   International                             130       155       458       473
                                        ______________________________________
      Worldwide                           $  777    $  976    $2,676    $3,106

(1) Includes equity in affiliates.
(2) Millions of dollars.  Includes sales to other Chevron companies.

    MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet


Worldwide exploration and production earned $528 million in the third quarter of 1996 compared with $271 million in the corresponding 1995 period. Earnings of $1.501 billion in the first nine months of 1996 were 60 percent higher than the $937 million earned in the 1995 nine months.

U.S. exploration and production net earnings of $237 million were up sharply from the $131 million earned in the 1995 third quarter. Special items benefited third quarter earnings $17 million in 1996 and $19 million in 1995. The merger of Chevron's natural gas marketing and natural gas liquids businesses with NGC Corporation resulted in a $28 million gain in the current quarter, with a further $39 million gain to be recognized over future periods. Partially offsetting the current quarter gain was a loss of $11 million on an unrelated sale of a producing property.

Operationally, the improved 1996 results reflected higher crude oil and natural gas prices. The company's average crude oil realization during the 1996 third quarter was $18.88 per barrel, up nearly $4.00 from $14.91 in last year's third quarter. Average natural gas prices were also significantly higher at $2.06 per thousand cubic feet compared with $1.40 in the prior year quarter. Net liquids production declined two percent to 340,000 barrels per day, while net natural gas production increased slightly to 1.9 billion cubic feet per day.

Net earnings for the first nine months of 1996 were $699 million compared with $431 million last year. Special items benefited earnings $8 million and $19 million in the 1996 and 1995 nine months, respectively. Excluding special items in both periods, 1996 year to date earnings of $691 million were 68 percent higher than year-ago earnings of $412 million. Higher average crude oil and natural gas prices more than offset lower production volumes and higher exploration expenses. Crude oil prices improved 16 percent to $17.95 per barrel, and natural gas prices rose 46 percent to $2.13 per thousand cubic feet.

International exploration and production third quarter net earnings more than doubled to $291 million from $140 million earned in last year's third quarter, when earnings were reduced $22 million by prior year tax adjustments. The strong third quarter earnings reflected higher crude oil prices and sales volumes. Net liquids production increased almost 11 percent to 712,000 barrels per day, due primarily to new production in Congo and higher production levels from the company's Tengizchevroil affiliate in Kazakstan, where Chevron's share was up 31,000 barrels to 55,000 barrels per day. Net natural gas production volumes increased to 587 million cubic feet per day from 539 million in the third quarter last year, with increases in Kazakstan, Indonesia and the United Kingdom.

Nine months net earnings were $802 million compared with $506 million in the 1995 nine months. Year to date 1996 earnings were reduced $7 million by asset write-offs, while earnings in the 1995 period were reduced by prior year tax adjustments and restructuring charges totaling $32 million. Excluding special charges in both periods, earnings increased $271 million to $809 million. Crude oil production increased 7 percent to 691 thousand barrels per day and natural gas production was up slightly to 571 million cubic feet per day. Higher prices also contributed to earnings; crude oil prices increased $2.46 per barrel to $18.62 and natural gas prices were up marginally to $1.80 per thousand cubic feet.

Foreign exchange gains in the third quarter of 1996 amounted to $5 million, reducing the nine month loss to $5 million. In both the prior year third quarter and nine months, foreign exchange losses amounted to $19 million.

Worldwide refining and marketing operations reported net earnings of $101 million in the 1996 third quarter compared with $151 million for the 1995 third quarter. The 1996 nine-month net earnings were $679 million, nearly twice the $349 million earned in the corresponding 1995 period.

U.S. refining and marketing net earnings were $80 million in the third quarter of 1996, compared with $98 million in the year-ago quarter. Earnings for both periods included special charges. Environmental remediation provisions were $29 million in 1996 and $11 million in 1995. In addition, 1996 results included a $4 million gain from pipeline-related aspects of the NGC transaction and a $1 million charge for an employee severance provision. Excluding the net special charges, third quarter operating earnings were about flat at $106 million in 1996 and $109 million in 1995.

Net earnings for the 1996 nine months were $281 million, more than twice the earnings posted for the same period last year. Included in these earnings were special charges of $37 million and $21 million in 1996 and 1995, respectively. Nine months earnings benefited from higher refined product margins, especially in the second quarter, coupled with good refinery operating performance. Tight supplies industry-wide in this year's second quarter allowed the recovery of higher crude oil costs and, in California, the increased manufacturing costs of state mandated cleaner-burning gasolines. In the third quarter, however, average product sales margins weakened as products prices softened and crude oil costs continued to increase.

Total refined product sales volumes in the 1996 third quarter declined 1 percent to about 1.2 million barrels per day, but at 1.1 million barrels per day for the nine months 1996, were about flat compared with the 1995 first nine months.

International refining and marketing net earnings declined to $21 million from $53 million in the 1995 third quarter, which included $15 million of restructuring charges. Results fell in 1996 as product prices were unable to keep pace with escalating crude oil costs. The company's Caltex affiliate's results were also reduced by weak refining margins, especially in Thailand where the new Caltex Star refinery recently started up.

Nine month 1996 earnings increased 62 percent from 1995 levels - $398 million compared with $245 million. Special items benefited nine months earnings $260 million in 1996 and $65 million in 1995. The 1996 period included a net $275 million gain for the company's share of its Caltex affiliate's sale of refinery interests in Japan, less related Chevron tax effects on the distribution of proceeds to the Caltex shareholders. Also, the company's 1996 results included a special charge of $15 million for environmental remediation. In 1995, the special items included gains of $80 million on a Caltex asset sale and the third quarter restructuring charges. Excluding net special gains in both nine-month periods, operating earnings fell $42 million to $138 million due to foreign currency swings and weak industry conditions.

Sales volumes increased slightly to 901,000 barrels per day in the 1996 third quarter and to 950,000 barrels per day for the first nine months of 1996 compared with 1995 but poor sales margins more than offset the increase, especially in the U.K. and Caltex areas of operations.

Foreign exchange losses were $1 million and $6 million in the 1996 and 1995 third quarters, respectively. For the nine months, foreign exchange losses were $22 million in 1996 compared with a gain of $20 million last year.

Chemicals 1996 third quarter net earnings declined to $49 million from $127 million in last year's third quarter and to $164 million in the current year nine months from $465 million in 1995, when industry conditions were much stronger. Lower prices for some of the company's primary products and higher feedstock costs continued to squeeze sales margins. Third quarter 1996 operating results benefited $17 million from business interruption insurance proceeds related to the flooding of the Cedar Bayou plant in 1994. Earnings in all periods were reduced by special charges - $12 million for asset write-offs in the 1996 quarter and an additional $16 million year to date for litigation provisions. The 1995 quarter and year to date earnings were reduced by $21 million for environmental and other charges.

Coal and other minerals net earnings were $12 million in the 1996 third quarter compared with $10 million in the comparable 1995 quarter. Year to date results were $35 million and $24 million in 1996 and 1995, respectively. Coal industry conditions have improved, but results continue to reflect competition from lower-priced alternative fuel sources, particularly hydroelectric power. The 1996 quarter and nine months results included a $3 million special charge for an employee severance program and the 1995 nine months included a similar $1 million charge.

Corporate and other includes interest expense, interest income on cash and marketable securities, corporate center costs and real estate and insurance operations. These activities incurred net charges of $35 million in the 1996 third quarter, down from $277 million in last year's third quarter. Year to date charges were $236 million in 1996 compared with $427 million in the 1995 nine months. Results for all periods were affected significantly by special items. The 1996 third quarter included a net benefit of $29 million, as a favorable prior year income tax adjustment was partially offset by provisions for employee severance and a litigation matter. Nine months charges were increased a net $16 million by additional losses of $29 million on disposal of the company's real estate portfolio and provisions of $16 million for litigation earlier this year, partially offset by the third quarter net benefit. Results in the 1995 quarter and nine months included special charges totaling $172 million, almost all related to the write-down of the company's investment in its real estate development properties prior to their sale in 1996.

Excluding special items in all periods, third quarter corporate and other charges were $64 million in 1996 and $105 million in 1995; nine month charges were $220 million and $255 million in 1996 and 1995, respectively. The 1996 periods benefited from pension settlement gains, whereas the prior year periods included unfavorable consolidating income tax adjustments.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents totaled $1.091 billion at September 30, 1996, a $470 million increase from year-end 1995. Cash flows from operations were more than adequate to fund the company's capital expenditures and dividend payments to stockholders, and surplus cash was used to reduce debt.

In July, the company increased its quarterly dividend on its common stock by 4 cents a share, or 8 percent, to 54 cents a share. This was the company's eighth dividend increase in the past nine years and brings Chevron's annualized dividend rate to $2.16 a share.

The company's debt and capital lease obligations totaled $7.475 billion at September 30, 1996, down $852 million from $8.327 billion at year-end 1995. Significant debt transactions included the repayment of approximately $415 million of short-term obligations, mostly commercial paper, and the early repayment in June 1996 of $280 million of 9.375 percent coupon debt originally due June 1, 2016. The company also retired via a non-cash transaction, in January 1996 as scheduled, $50 million of 6.92 percent debt related to the Employee Stock Ownership Plan.

Although the company benefits from lower interest rates on short-term debt, the large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. The current ratio was .89 at September 30, 1996. The company's short-term debt, consisting of commercial paper and current portion of long-term debt, totaled $5.252 billion at September 30, 1996. This amount includes $1.800 billion that was reclassified as long-term debt on Chevron's balance sheet since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 32.5 percent at September 30, 1996, down from 36.7 percent at year-end 1995. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be a reasonable level and composition of debt.

Worldwide capital and exploratory expenditures for the first nine months of 1996, including the company's share of affiliates' expenditures, totaled $3.249 billion, down slightly from $3.292 billion spent in the 1995 nine months.
About 66 percent of the company's total expenditures were for exploration and production activities in 1996 compared with 59 percent in 1995, and 61 percent of exploration and production outlays were spent outside the United States in 1996 compared with 69 percent in 1995.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Cities Service Tender Offer Cases-

The description contained in Part I, Item 3, Paragraph A of the company's Annual Report on Form 10-K for the year ended December 31, 1995, as supplemented by the information contained in Part II, Item 1 of the company's Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, is hereby further supplemented as follows:

The company filed its appeal of the trial court judgment on August 14, 1996. The trial record is being assembled, and briefs are expected to be filed early next year.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

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

(b)Reports on Form 8-K

        None.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CHEVRON CORPORATION
                                                _____________________________
                                                         (Registrant)




Date      November 8, 1996                             /s/ S. J. Crowe
     _________________________                  _____________________________
                                                  S. J. Crowe,  Comptroller
                                               (Principal Accounting Officer
                                                and Duly Authorized Officer)