Form 10-K405
period 1996-12-31
CHEVRON CORP
filed 1997-03-26
CIK 93410

1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

        XX  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        --             SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       --              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                        ------------  ------------

                       Commission File Number 1-368-2
                                              -------

                            CHEVRON CORPORATION

           (Exact name of registrant as specified in its charter)

    Delaware               94-0890210         575 Market Street, San Francisco,
                                                   California      94105
-----------------     --------------------    ---------------------------------
(State or other         (I.R.S. Employer          (Address of principal
jurisdiction of       dentification Number)       executive offices) (Zip Code)
incorporation or
organization)

       Registrant's telephone number, including area code (415) 894-7700
                                                          --------------

        --------------------------------------------------------------
        (Former name or former address, if changed since last report.)

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
      Title of Each Class                           on Which Registered
--------------------------------------           -----------------------------
Common stock par value $1.50 per share           New York Stock Exchange, Inc.
Preferred stock purchase rights                  Chicago Stock Exchange
                                                 Pacific Exchange

Securities guaranteed by Chevron Corporation:
 Chevron Capital U.S.A. Inc.
   Sinking fund debentures: 9-3/4%, due 2017     New York Stock Exchange, Inc.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ---

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant As of February 28, 1997 - $42,015,000,000

                Number of Shares of Common Stock outstanding
                   as of February 28, 1997 - 653,357,949

                     DOCUMENTS INCORPORATED BY REFERENCE
                       (To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement Dated March 21, 1997 (in Part III)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TABLE OF CONTENTS
                                                            Page(s)
                                                  -----------------------------
                                                  Year 1996      March 21, 1997
Item                                              Form 10-K        Proxy Stmt.
----                                              ---------      --------------

                                   PART I

1. Business      1    -
   (a) General Development of Business                 1                -
   (b) Industry Segment and Geographic
         Area Information                              5                -
   (c) Description of Business and Properties          5                -
       Capital and Exploratory Expenditures            6                -
        Petroleum - Exploration                        7                -
        Petroleum - Oil and Natural Gas Production    11                -
        Production Levels                             12                -
        Development Activities                        13                -
       Petroleum - Natural Gas Liquids
                   and NGC Corporation                16                -
       Petroleum - Reserves and Contract
                   Obligations                        17                -
       Petroleum - Refining                           18                -
       Petroleum - Refined Products Marketing         19                -
       Petroleum - Transportation                     20                -
       Chemicals                                      22                -
       Coal and Other Minerals                        23                -
       Research and Environmental Protection          24                -
2. Properties                                         26                -
3. Legal Proceedings                                  26                -
4. Submission of Matters to a
    Vote of Security Holders                          28                -
   Executive Officers of the Registrant               28                -

                                   PART II

5. Market for the Registrant's Common Equity
   and Related Stockholder Matters                    30                -
6. Selected Financial Data                            30                -
7. Management's Discussion and Analysis of
   Financial Condition and Results of Operations      30                -
8. Financial Statements                               30                -
8. Supplementary Data - Quarterly Results             30                -
                      - Oil and Gas Producing
                        Activities                    30                -
9. Changes in and Disagreements with Accountants
   on Accounting and Financial Disclosure             30                -

                                   PART III

10. Directors and Executive Officers
    of the Registrant                                 30                5
11. Executive Compensation                            30                8-15
12. Security Ownership of Certain Beneficial
    Owners and Management                             30                5-6
13. Certain Relationships and Related Transactions    30                -

                                   PART IV

14. Exhibits, Financial Statement Schedules,
    and Reports on Form 8-K                           31                -

                                   PART I

Item 1.  Business

   (a)  General Development of Business

Summary Description of Chevron
------------------------------
Chevron Corporation (1), a Delaware corporation, provides administrative, financial and management support for, and manages its investments in, U.S. and foreign subsidiaries and affiliates, which engage in fully integrated petroleum operations, chemical operations and coal mining. The company operates in the United States and approximately 90 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; transporting crude oil, natural gas and petroleum products by pipelines, marine vessels and motor equipment; refining crude oil into finished petroleum products; and marketing crude oil, natural gas and the many products derived from petroleum. Chemical operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984. U.S. integrated petroleum operations are conducted primarily through two divisions of the company's wholly owned Chevron U.S.A. Inc. subsidiary. Exploration and production ("upstream") operations in the United States are carried out through Chevron U.S.A. Production Company. U.S. refining and marketing ("downstream") activities are performed by Chevron Products Company. Prior to September 1, 1996, a third division of Chevron U.S. A. Inc., Warren Petroleum Company, engaged in all phases of the company's U.S. natural gas liquids business ("midstream"). On August 31, 1996, the company merged most of Warren Petroleum Company and the natural gas marketing operations of Chevron U.S.A. Production Company with NGC Corporation. Additional details of the merger are disclosed on pages 4 and 16 of this Annual Report on Form 10-K.

A list of the company's major subsidiaries is presented on page E-2 of this Annual Report on Form 10-K. As of December 31, 1996, Chevron had 40,820 employees, 70 percent of whom were employed in U.S. operations.

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

Current Operating Environment
-----------------------------
Crude oil prices maintained a steady upward trend throughout 1996 due to tight crude oil inventories and rising demand. Increased demand caused by unusually cold weather reduced crude oil inventories during the early part of

-----------------------------
(1) As used in this report, the term "Chevron" and such terms as "the company," "the corporation," "our," "we," and "us" may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or to all of them taken as a whole, but unless the context clearly indicates otherwise, should not be read to include "affiliates" of Chevron (those companies owned approximately 50 percent or less).

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

1996. Theindustry delayed rebuilding inventories due to uncertainties about future crude oil prices once the United Nations allowed Iraq to resume crude oil exports.This permission was delayed until December 1996. With the return of unusually cold weather in the United States and Western Europe in late 1996, demand once again increased and prices rose to the year's highest levels. With the forecast that crude oil supplies will increase during 1997 with Iraq's re-entry into world markets and expected production increases in non-OPEC countries, prices fell about 20 percent in the first two months of 1997.

The cold winter weather in the early part of 1996 also served to drive U.S. prices for natural gas to their highest levels in 13 years as higher demand depleted inventories. Natural gas inventories remained lower than normal throughout the year as production was not sufficient to meet demand and rebuild inventories to traditional levels. Severe winter weather returned in late 1996 to drive demand and prices for natural gas to even higher levels. Demand and prices for natural gas declined during early 1997 as the winter weather turned mild in late January.

The company's average realization from U.S. crude oil production increased to $18.80 per barrel in 1996 from $15.34 in 1995 while average liquids realizations from international liftings, including equity affiliates, increased $3.38 per barrel to $19.48. Average U.S. natural gas realizations from production increased by $.77 per thousand cubic feet (MCF) in 1996 to $2.28 per MCF.

The following table compares the high, low and average Chevron posted prices for West Texas Intermediate (WTI), an industry benchmark light crude oil, for each of the quarters during 1996 and for the full years of 1996, 1995, and 1994:

-----------------------------------------------------------------------
                      West Texas Intermediate Crude Oil
                            Chevron Posted Prices
                             (Dollars per Barrel)

                              1996
           ----------------------------------------
           1st Q    2nd Q    3rd Q    4th Q     Year      1995     1994
           -----    -----    -----    -----    -----     -----    -----
High       22.75    24.25    24.00    25.50    25.50     19.50    19.75
Low        16.50    18.75    19.00    21.75    16.50     16.00    13.00
Average    18.54    20.58    21.33    23.53    21.00     17.40    16.18
-----------------------------------------------------------------------

For the first two months of 1997, average natural gas realizations for the company's U.S. operations were $3.34 per MCF. During this period, the company's posted price for WTI ranged from $25.75 per barrel to $19.25, with an average of $22.97. On March 20, 1997 the company's posted price for WTI was $22.50 per barrel.

In 1996, Chevron's refining and marketing operations in the United States experienced a highly competitive market place for refined products sales, as availability remained ample. Chevron successfully introduced the California-mandated cleaner burning gasolines in early 1996, as required, with no supply disruptions. The company's average sales price per barrel of refined product in the United States was $29.94 per barrel in 1996, an increase of $3.75 per barrel over 1995. However, margins were squeezed as prices did not fully recover higher crude oil feedstock and fuel costs and the added cost of producing federal and state mandated cleaning burning gasolines.

The chemicals industry entered a cyclical downturn in the latter half of 1995, which continued throughout 1996. As a result, the company's chemical operations reported a decrease in earnings from the record levels achieved in 1995. Sales volumes remained strong for most of the year. However lower sales prices and higher feedstock and fuel costs resulted in lower margins for most of the company's major chemical products. Sales and other operating revenues from the company's chemical operations, including sales to other Chevron companies, totaled $3.541 billion, a decrease of $412 million from the $3.953 billion in 1995.

Chevron Strategic Direction
---------------------------
The company has developed and implemented certain strategies to improve its financial performance and to support Chevron's mission to create superior value for its stockholders, customers and employees. The company periodically reviews and modifies these "strategic intents" to reflect Chevron's current operating environment. The eight "strategic intents" for 1997 are:

Build a committed team to accomplish the corporate mission. The company
-----------------------------------------------------------
believes that the success of the other seven strategic intents is strongly linked to the level of commitment and dedication that Chevron employees bring to their jobs. Employees are guided by "The Chevron Way," a document that contains the company's Mission and Vision and other key statements - Committed Team Values, Total Quality Management, Protecting People and the Environment and Vision Metrics - that establish a vision and standard of excellence for each employee. The company has also made efforts to measure employees' attitudes about the company and diagnose areas of employee concerns over the past four years by the use of the Worldwide Employee Survey. As a result, many processes, including leadership training, diversity training, upward feedback and job selection, have been developed or revamped to address those concerns. In addition, the company has put an increased emphasis on "people skills" in supervisor positions.

The company is also fostering employee commitment by sharing its success. In January 1995 the company announced a new program called "Chevron Success Sharing" that provides eligible employees with a percentage of their annual salary as a cash bonus if the company achieves certain financial goals. The total payout opportunity under the program is 8 percent of the employee's salary. For 1996, payouts ranged from 3.9 to 6.0 percent. As an extra enticement to achieve 1994 through 1998 financial targets, the company awarded 150 special performance stock options to each eligible employee on the payroll as of January 31, 1996. The grant price was set at $51-7/8 and the options are exercisable, after a six-month holding period, on the business day after the stock price hits $75 or higher for three consecutive days or Chevron ranks number one in total shareholder return versus its five major U.S. competitors for the period 1994 through 1998. If neither criterion is met, the options expire and have no value. The criteria were not met during 1996.

Continue exploration and production growth in international areas. The
-----------------------------------------------------------------
company continues to believe that its most promising area of financial and operational growth is in its international upstream activities. As a result, the company has focused its exploration and production (E&P) efforts outside the United States. Between 1990 and 1996, total capital and exploratory (C&E) expenditures for E&P activities grew by 33 percent, however during this same time period, international expenditures grew by 70 percent while U.S. expenditures were essentially flat. In 1990, international expenditures were less than half (48 percent) of the total C&E expenditures related to E&P activities. By 1996 that number had climbed to 61 percent and is estimated at 64 percent in 1997. As a measure of its success in growing its international upstream business, the company's year end 1996 international net proved reserves of crude oil, natural gas liquids and natural gas have more than doubled since 1990, while international production has increased approximately 46 percent during this same time period.

Generate cash from North American exploration and production operations
-----------------------------------------------------------------------
while maintaining value through sustained production levels. Net cash flow,
-----------------------------------------------------------
after C&E expenditures, for U.S. E&P operations of approximately $1 billion in 1996, increased about $300 million from 1995, as a result of higher crude oil and natural gas prices. The company has several projects under way, including major development projects in the Gulf of Mexico, Texas and California that are expected to stabilize the company's U.S. oil and gas production. Recognizing that opportunities to discover and develop major new reserves in the United States are limited due to regulatory barriers and drilling prohibitions in many of the most promising areas of development, the company nonetheless believes that it should be able to maintain its U.S. production. Attractive growth opportunities exist within the company's current portfolio of assets, such as the acceleration and expansion of deepwater projects in the Gulf of Mexico, and, if attractive opportunities arise, acquisitions and trades may be considered. Higher C&E expenditures were incurred during 1996 as a result of lease acquisitions and accelerated drilling activity in the Gulf of Mexico and continued drilling activity in the mid-continent area of the United States.

On August 31, 1996, as part of the company's efforts to enhance the value of its North American upstream assets, the company merged its natural gas liquids gathering, processing, and marketing operations of Warren Petroleum Company and the natural gas marketing activities of Chevron U.S.A. Production Company with NGC Corporation. The company received $295 million in cash and notes and a 28 percent ownership interest in NGC. Effective November 1, 1996, Chevron U.S.A. Production Company and NGC completed a partnership agreement to own, operate and expand Chevron's Venice, Louisiana natural gas gathering and processing complex.

Achieve top financial performance in U.S. refining and marketing. Over the
-----------------------------------------------------------------
past few years, the company has focused its attention on reshaping its refining portfolio by selling refineries in Port Arthur, Texas and Philadelphia, Pennsylvania and spending over $1 billion on its two California refineries in order to produce state-mandated cleaner-burning fuels and to increase their efficiency and reliability. In 1995, refinery downtime due to these upgrades, as well as unscheduled refinery downtime and weak industry margins, resulted in poor operating earnings. With the reshaping of its refinery portfolio largely completed in 1995, the company improved its U.S. refining and marketing operations in 1996, as refinery utilization improved. While still generally weak due to industry conditions, operating earnings quadrupled in 1996 when compared with 1995. In 1996 the company successfully introduced the California-mandated cleaner-burning gasolines by the June 1 deadline with no supply disruptions. The company shifted the majority of its 1996 investment spending to marketing projects aimed at meeting customers' needs and improving the company's competitive market position, including a major alliance with McDonald's to develop a network of retail sites that combine Chevron service stations with McDonald's restaurants in 12 western and southwestern states.

Caltex should achieve superior competitive financial performance, while
-----------------------------------------------------------------------
growing in attractive markets. The company believes that the Asia-Pacific
-----------------------------
region will continue to be an area of strong demand growth for petroleum products. Chevron's 50 percent owned Caltex affiliate, a leading competitor in these areas, has made significant capital investments to expand and upgrade its refining capacity and has underway a program to improve its retail brand image. A large refinery upgrade and expansion project was completed in Korea, and a new refinery in Thailand was completed in 1996.

In April 1996, Caltex sold its 50 percent interest in Nippon Petroleum Refining Company, Limited in Japan to its partner, Nippon Oil Company, Limited for $2 billion as part of the company's efforts to restructure in mature markets and to provide capital for investments in higher growth areas in the Asia-Pacific region.

Continue to improve competitive financial performance in chemicals while
------------------------------------------------------------------------
developing and implementing attractive opportunities for growth. Financial
----------------------------------------------------------------
results in 1996 for the company's chemical operations declined after record earnings in 1995 as prices for the company's primary chemicals products declined, while costs for feedstocks and fuel were increasing. Chevron's chemical business reported operational earnings of $228 million in 1996, less than half of 1995 earnings. In 1996 the company restructured its aromatics and olefins businesses along geographic lines to better manage growth of its U.S. and international operations. The company has expansion plans for its ethylene, polyethylene, paraxylene and polystyrene facilities in the U.S. and has international projects planned for Saudi Arabia, Singapore and China .

Be selective in our other businesses. Chevron operates three units that are
-------------------------------------
outside the corporation's core focus. These three units are Chevron Canada Limited (CCL) and Gulf Oil Great Britain (GOGB) whose primary operations are the refining and marketing of petroleum products in Canada and the United Kingdom, respectively; and The Pittsburg & Midway Coal Mining Co. (P&M), operator of the company's coal interests. These businesses are managed for cash flow and profitability, and for growth when attractive opportunities exist.

In November 1996 the company announced its intent to merge its refining and marketing operations in the United Kingdom with those of Elf Oil U.K. Limited (Elf) and Murco Petroleum Limited (Murco). In March 1997 Murco withdrew from the proposed merger. Chevron and Elf intend to proceed with the merger of their U.K. refining and marketing operations.

Chevron completed its exit from the real estate development business in 1996.

Focus on reducing costs across all activities. Operating expenses, adjusted
----------------------------------------------
for special items, increased about $100 million in 1996 from 1995. Higher fuel and transportation costs, together with accrued costs for performance-based employee compensation, more than offset continued reductions in other expenses. Compared with 1991, the base measurement year established when Chevron undertook an extensive cost-cutting and work force reduction program in early 1992, operating expenses in 1996 have declined about $1.4 billion. Although a portion of the cost reduction is related to divested operations, the company believes it has achieved a significant permanent reduction in the company's ongoing cost structure.

The company is currently implementing reorganizations of its research, shipping, information technology, corporate human resources and finance activities that are expected to further reduce operating expenses. A corporatewide "breakthrough" initiative aimed at reducing corporate energy costs has saved approximately $650 million since 1991. Additional savings have been realized since 1994 from a breakthrough initiative focusing on reducing goods and services costs by working more efficiently with fewer suppliers. Two other breakthrough initiatives have resulted in significant savings by creating a uniform project management process that is used to evaluate and administer large capital projects and by improving inventory management in order to enhance cash flow.

   (b)  Industry Segment and Geographic Area Information

The company's largest business is its integrated petroleum operations. Other operations include chemicals and coal mining. The petroleum activities of the company are widely distributed geographically, with major operations in the United States, Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Papua New Guinea, Indonesia, China and Zaire. The company's Caltex affiliate, through its subsidiaries and affiliates, conducts exploration and production and geothermal operations in Indonesia and refining and marketing activities in Asia, Africa, the Middle East, Australia and New Zealand, with major operations in Korea, Japan, Australia, Thailand, the Philippines, Singapore and South Africa. The company's Tengizchevroil affiliate conducts production activities in Kazakstan.

The company's chemicals operations are concentrated in the United States, but include manufacturing facilities in France, Japan and Brazil. Chemical manufacturing facilities are under construction or are planned to be constructed in Singapore, Saudi Arabia and China. The company's coal operations are located in the United States.

Tabulations setting forth three years' identifiable assets, operating income, sales and other operating revenues for the company's three industry segments, by United States and International geographic areas, may be found in Note 10 to the Consolidated Financial Statements beginning on page FS-25 of this Annual Report on Form 10-K.

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

The company's operations can be affected significantly by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. The company evaluates the economic and political risk of initiating, maintaining or expanding operations in any geographical area. Internationally, the company closely monitors political events and the possible threat these may pose to the company's oil and gas exploration and production operations and the safety of the company's employees.

The company attempts to avoid unnecessary involvement in partisan politics in the communities in which it operates but participates in the political process to safeguard its assets and to ensure that the community benefits from its operations and remains receptive to its continued presence.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. Some of the instruments may be settled by delivery of the underlying commodity, whereas others can only be settled in cash. All these instruments are commonly used in the global trade of petroleum products and, except for certain long-term natural gas swaps, are of a short-term duration. The 1996 merger of certain natural gas operations of the company with NGC Corporation caused the company's natural gas hedging activity to decline substantially.

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

     Capital and Exploratory Expenditures

Chevron's capital and exploratory expenditures during 1996 and 1995 are summarized in the following table:

------------------------------------------------------------------------------
                     Capital and Exploratory Expenditures
                            (Millions of Dollars)
                                                             1996         1995
                                                           ------       ------
Exploration and Production                                 $2,778       $2,579
Refining, Marketing and Transportation                        486          969
Chemicals                                                     495          198
Coal and Other Minerals                                        28           33
All Other                                                      70          109
Total Consolidated Companies                                3,857        3,888
                                                           ------       ------
Equity in Affiliates                                          983          912
                                                           ------       ------
Total Including Affiliates                                 $4,840       $4,800
                                                           ======       ======
------------------------------------------------------------------------------

Total consolidated companies' expenditures of $3.857 billion in 1996 decreased slightly from 1995. This reduction primarily resulted from a drop in Refining, Marketing and Transportation expenditures of $483 million due largely to the 1995 completion of the company's program to modify and upgrade its two California refineries to manufacture the state-mandated gasolines required to be sold in 1996. This decrease was mostly offset by higher expenditures in Chemicals and U.S. E&P. Chemicals incurred higher expenditures for the expansion of certain U.S. chemical facilities and the construction of new chemical manufacturing facilities in Singapore. Higher U.S. E&P expenditures were incurred as a result of lease acquisitions and accelerated drilling activity in the Gulf of Mexico and continued drilling activity in the mid-continent area of the U.S.

Consolidated companies' E&P expenditures were 72 percent and 66 percent of the company's total consolidated companies' expenditures in 1996 and 1995, respectively. Major international E&P expenditures in 1996 included the acquisition of additional exploration interests in China and Qatar, and development activities associated with the Britannia Field in the U.K. North Sea, the North West Shelf Project in Australia, the Hibernia Project offshore Newfoundland, Areas B and C in Angola, the Nkossa and Kitina fields in the Congo and the Escravos Gas Project in Nigeria. Major U.S. E&P expenditures included lease acquisitions and deep-water exploration in the Gulf of Mexico and development activities, such as the Norphlet trend and deep water Genesis projects in the Gulf of Mexico, and projects in Texas, California, Oklahoma and Wyoming. Consolidated companies' Refining, Marketing and Transportation outlays focused on marketing projects, including implementation of the company's alliance with McDonald's at selected service stations in the western and southwestern United States.

The company's share of C&E expenditures by its affiliates was $983 million in 1996, an increase of 8 percent from $912 million in 1995. The company's Caltex affiliate accounted for the vast majority of affiliates' expenditures, which were primarily comprised of the refinery expansion/upgrade project in Korea, the completion of the construction of the new Star Petroleum refinery in Thailand, and the start of Caltex's program to upgrade its retail marketing image. Other major expenditures included continued development activities at the Tengiz field in Kazakstan and improved recovery projects in Indonesia.

The company's 1997 C&E expenditures, including its share of equity affiliates' expenditures, are expected to increase 22 percent to $5.9 billion. Consolidated companies' expenditures are planned to increase by 22 percent and the company's share of equity affiliates' expenditures is expected to increase 25 percent over 1996 levels to $4.7 billion and $1.2 billion, respectively.

Worldwide E&P expenditures in 1997, including the company's share of equity affiliates' expenditures, are expected to total $3.6 billion, of which approximately 64 percent will be for international projects. Major international projects include the continued development of the Hibernia Field, the Britannia Field and the Tengiz Field, construction of the Caspian Pipeline, expansion of the North West Shelf Project, enhanced recovery projects in Indonesia, and exploration and development projects in West Africa. In the U.S., major E&P expenditures include various development projects in the Gulf of Mexico, including the deep-water Genesis Project and the Norphlet trend and exploration and evaluation of other Gulf of Mexico prospects.

Worldwide refining, marketing and transportation expenditures in 1997, including the company's share of equity affiliates' expenditures, are estimated at $1.4 billion, an 18 percent increase over 1996 expenditures. The company will concentrate the majority of its U.S. expenditures on marketing projects aimed at meeting consumers' needs and improving the company's market position. The company plans to continue its alliance with McDonald's to operate retail sites together in selected locations in the western and southwestern United States, continue the company's programs to upgrade convenience stores, install fast-pay card readers and install multi-product dispensers at service stations. International refining and marketing expenditures in 1997 include the continuation of a major program by Caltex to improve its retail marketing image and operations.

Worldwide chemical expenditures are expected to increase by 40 percent to approximately $700 million in 1997. Forecasted expenditures include the upgrade of the paraxylene production facilities at the company's Pascagoula, Mississippi, refinery and the expansion of ethylene production capacity at the company's Port Arthur, Texas facilities. Internationally, the company is building a fuel and lube oil additives plant in Singapore and will begin construction of a polystyrene manufacturing facility in China.

The actual expenditures for 1997 will depend on various conditions affecting the company's operations, including crude oil and natural gas prices, and may differ significantly from the company's forecast.

     Petroleum - Exploration

The following table summarizes the company's net interests in productive and dry exploratory wells completed in each of the last three years and the number of exploratory wells drilling at December 31, 1996. "Exploratory wells" include delineation wells, which are wells drilled to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir beyond the proved area. "Wells drilling" include wells temporarily suspended.

-------------------------------------------------------------------------------
                          Exploratory Well Activity

                                                    Net Wells Completed (1)
                              Wells Drilling    -------------------------------
                                At 12/31/96       1996       1995       1994
                             ----------------   -------------------------------
                             Gross(2)   Net(2)  Prod. Dry  Prod. Dry  Prod. Dry
United States                     79       72    120   25   101   24    53   17
                                ----     ----   ---- ----  ---- ----  ---- ----
Africa                            12        4      3    2     3    4     5    2
Other International               18        4     32   22    22   27    55   42
                                ----     ----   ---- ----  ---- ----  ---- ----
Total International               30        8     35   24    25   31    60   44
                                ----     ----   ---- ----  ---- ----  ---- ----
Total Consolidated Companies     109       80    155   49   126   55   113   61
Equity in Affiliates               9        4      -    1     1    -     -    1
                                ----     ----   ---- ----  ---- ----  ---- ----
Total Including Affiliates       118       84    155   50   127   55   113   62
                                ----     ----   ---- ----  ---- ----  ---- ----

(1)Indicates the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.

(2)Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.
-------------------------------------------------------------------------------

At December 31, 1996, the company owned or had under lease or similar agreements undeveloped and developed oil and gas properties located throughout the world. Undeveloped acreage includes undeveloped proved acreage. The geographical distribution of the company's acreage is shown in the next table.

-------------------------------------------------------------------------------

                        Acreage* At December 31, 1996
                            (Thousands of Acres)

                                                                      Developed
                           Undeveloped          Developed       and Undeveloped
                        ----------------     ---------------   ----------------
                         Gross       Net      Gross      Net      Gross     Net
                        ------    ------      -----    -----    -------  ------
United States            4,166     2,613      5,807    2,518      9,973   5,131
                        ------    ------      -----    -----    -------  ------

Canada                  18,420     7,519      1,420      668     19,840   8,187
Africa                  22,707    16,862        147       56     22,854  16,918
Asia                    31,153    17,004         53       20     31,206  17,024
Europe                   2,355     1,184         81       21      2,436   1,205
Other International     13,627     5,189         60       15     13,687   5,204
                        ------    ------      -----    -----    -------  ------
Total International     88,262    47,758      1,761      780     90,023  48,538
                        ------    ------      -----    -----    -------  ------
Total Consolidated
 Companies              92,428    50,371      7,568    3,298     99,996  53,669
Equity in Affiliates     3,181     1,590        249      125      3,430   1,715
                        ------    ------      -----    -----    -------  ------
Total Including
 Affiliates             95,609    51,961      7,817    3,423    103,426  55,384
                        ------    ------      -----    -----    -------  ------

*Gross acreage includes the total number of acres in all tracts in which the company has an interest. Net acreage is the sum of the company's fractional interests in gross acreage.
-------------------------------------------------------------------------------

The company had $294 million of suspended exploratory wells included in properties, plant and equipment at year-end 1996. The wells are suspended pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions.

During 1996, the company incurred expenditures for oil and gas exploration in the United States and about 30 other countries. The company's 1996 exploratory expenditures, including affiliated companies' expenditures but excluding unproved property acquisitions, were $806 million compared with $667 million in 1995. U.S. expenditures represented approximately 53 percent of the consolidated companies' worldwide exploration expenditures, compared with 47 percent in 1995. Significant activities in Chevron's exploration program during 1996 include the following (numbers of wells are on a "gross" basis):

United States: Exploratory expenditures, excluding unproved property
-------------
acquisitions, were $425 million in 1996, compared with $312 million spent in 1995. In addition, the company incurred costs of $62 million for unproved property acquisitions in 1996. Exploration efforts were concentrated in the Gulf of Mexico and several onshore basins in Texas and Alaska. Chevron participated in 19 exploratory wells, which resulted in three discoveries in the Gulf of Mexico along with three onshore discoveries. In the April and October 1996 Gulf of Mexico Lease Sales, Chevron shared in a combined 165 successful bids, 136 of which were in deep water.

In late 1996 the company received approximately $24 million from the Department of Interior as a reduction in bonus payments for leases in the Manteo area offshore North Carolina, where there has been a moratorium on exploratory drilling for several years. Chevron retains the drilling rights to these leases. In 1995, Chevron received $65 million from the Department of Interior as settlement for costs incurred by the company for federal offshore leases in Florida and Alaska that remain undrilled due to state, federal, and private objections to drilling. Chevron surrendered future drilling rights to these leases.

Africa: In Africa, the company spent $122 million during 1996 on exploratory
------
efforts, excluding the acquisition of unproved properties, compared with $103 million in 1995. The company also acquired $2 million of unproved properties in 1996.

In Nigeria, the company's operations are managed by three subsidiaries. Chevron Nigeria Limited (CNL) operates and holds a 40 percent interest in concessions totaling approximately 2.2 million acres in the onshore and offshore regions of the Niger Delta. Chevron Oil Company Nigeria Limited (COCNL) holds a 20 percent interest in six concessions covering about 600 thousand acres with six offshore oil fields operated by a partner. Chevron Petroleum Nigeria Limited (CPNL) has a 30 percent interest in two deepwater Niger Delta blocks and three inland Benue Basin blocks and an additional sole interest in six other Benue Basin blocks. CNL drilled five exploratory and appraisal wells in 1996, resulting in one new oil field discovery. COCNL drilled one exploratory well that resulted in a discovery. Other exploration activities in 1996 included the acquisition and interpretation of seismic data in the areas of operations of the three subsidiaries.

In Angola, the company is the operator of a 2,100 square mile concession off the coast of Angola's Cabinda exclave. The concession is divided into three areas: Area A, which commenced production in late 1960, includes 19 major fields in two major areas, Malongo and Takula; Area B, which started production in late 1994, includes the Kokongo, Nemba and Lomba Fields; and Area C, which is expected to start production in 1997, includes the Ndola and Sanha Fields. Chevron has a 39.2 percent interest in the concession. In Block 14, located in deep water due west of Areas B and C, a 3-D seismic survey was processed in February 1996 and led to the commencement of drilling of the first of four obligation exploratory wells. Two additional exploratory wells are planned for 1997 in Block 14.

Offshore Congo, the company has a 29.25 percent interest in the Agip operated Marine VII license, which includes the Kitina Field and a 30 percent interest in the Haute Mer license, which is operated by Elf Congo and includes the Nkossa Field. In late 1995, the Moho Marine-1 well, located 9 miles west of Nkossa, tested oil at a rate of over 5,700 barrels per day. In 1996 successful delineation well, Moho-2, confirmed a separate oil pool to the north of the Moho-1 oil accumulation and tested at a rate of 4,700 barrels per day. Chevron received an exploration permit in

January 1996 in the Marine IV license,located offshore northern Congo, as operator with an 85 percent interest. A 3-Dsurvey was acquired in the second quarter 1996 and will be processed andinterpreted during 1997.

In Zaire, the company has a 50 percent interest in, and is the operator of, a 390 square mile offshore concession. Two exploratory wells were drilled in 1996. One well did not encounter the primary exploratory objective and was completed as a development well producer within a shallower reservoir. The second well, drilled farther offshore from the company's existing oilfields, was plugged and abandoned.

Other International including affiliated companies: Exploration expenditures,
-------------------
excluding unproved property acquisitions, were $259 million in 1996, an increase of $7 million from the 1995 amount of $252 million. In addition, unproved properties of $43 million were acquired in 1996.

In Europe, Chevron has interests in over 50 blocks in the United Kingdom and Ireland totaling about 2 million acres. Blocks are located in the U.K. North Sea, west of Shetlands, offshore Wales, and in Liverpool Bay. In Ireland the company has acreage in the Porcupine Basin and Celtic Sea. Chevron participated in five exploration wells in 1996 in the United Kingdom and Ireland and acquired on behalf of itself and other operators in the area, a 630-square mile 3-D seismic survey west of Shetlands.

In Canada, exploration efforts in 1996 continued to be concentrated in the western part of the country in the Simonette, Chinchaga and Kaybob core areas where Chevron has a significant presence. The company was the successful bidder on four exploratory tracts off the east coast of Canada, two in proximity to Hibernia and two others in wildcat tracts. These tracts were acquired with the aim of utilizing the Hibernia infrastructure for future development.

In Indonesia, Chevron's interests in 10 contract areas are managed by its 50 percent owned P.T. Caltex Pacific Indonesia (CPI) and Amoseas Indonesia (AI) affiliates. CPI continues its exploration efforts off the west coast of Sumatra in search of natural gas for use in its enhanced oil recovery efforts and power generation projects. Within the central Sumatra contract areas, an aggressive multi-year 3-D seismic acquisition effort is under way to evaluate oil and gas potential in the under-explored areas between current producing fields. CPI is negotiating for a 20 year extension of the Coastal Plains block in Central Sumatra, currently set to expire in 2001.

In Australia, Chevron's primary interests are in two non-operated joint ventures, with a 16.7 percent interest in the North West Shelf (NWS) Project and 25.7 to 50 percent interests in permits within the West Australian Petroleum Pty. Ltd. (WAPET) joint venture. In addition, Chevron holds a 25 percent interest in two Browse Basin permits and a 17.3 percent interest in one Carnarvon Basin permit. A 2,700 mile 2-D seismic program was conducted over Browse Basin acreage. NWS exploration activities in 1996 included the drilling of the Lambert-2 well to appraise the Lambert oil discovery made in the 1970's. A separate reservoir was encountered and development plans have been approved by the partners to tie this field into the Wanaea/Cossack facilities by late 1997. In 1996, the Dionysis 1 well discovered a new gas field on trend with Gorgon/Chrysaor gas fields. The well, in which Chevron has a 50 percent interest, tested at 127 million cubic feet of gas per day. The Perseus Field was further appraised in 1996 with the drilling of two wells.

In Papua New Guinea, Chevron and its partners discovered high quality oil at Moran with the first prospect in the multi-well program for the PDL-2 area. Multiple sidetracks in the original well identified at least three oil-bearing sands. Early development strategies are driving rapid delineation and appraisal activity in anticipation of first oil production in late 1997 and full production in 1999.

In China, exploration well HZ/32-5-1 in the Block 16/08 contract area tested oil at a cumulative rate of 6,900 barrels per day. Additional appraisal will take place during 1997. An exploratory well in Block 62/23 was a dry hole. A 3-D seismic survey recorded in early 1996 will provide the basis for future exploration in Block 16/08 and adjacent Block 16/19. Acquisition of 3-D seismic data began in late 1996 in Block 02/31 with two wells planned for 1998.

In Colombia one exploratory well was drilled in the Rio Blanco Block in 1996 and abandoned as a dry hole. Seismic evaluation of another area within the same block is under way. The company signed a contract with Ecopetrol, the state oil company, for the Galeron Exploration Block to explore more than 166,000 acres in the Llanos foothills, on trend with discoveries at Florena, Pauto Sur, and Volcanera Fields. Also the company obtained an option for the Rio Guape area, on trend with the Chichimene Field.

Other areas where exploration activities occurred in 1996 include Azerbaijan where the company has begun negotiations with the State Oil Company for exploration blocks after it had completed an evaluation of acreage within the Caspian Sea; Qatar where the company obtained in April 1996 a 60 percent interest in and was appointed operator for Block 1NW and completed a 3-D seismic survey of 360 square miles in the Block; and Peru where the company obtained 320 miles of seismic data in Exploration Block 52, where it has a 100 percent interest, and which is adjacent to the Camisea gas-condensate field.

     Petroleum - Oil and Natural Gas Production

The following table summarizes the company's and its affiliates' 1996 net production of crude oil, natural gas liquids and natural gas.

-------------------------------------------------------------------------------
   1996 Net Production* Of Crude Oil And Natural Gas Liquids And Natural Gas

                                    Crude Oil &               Natural Gas
                                 Natural Gas Liquids        (thousands of
                                  (barrels per day)         cubic feet per day)
                                 -------------------        -------------------
   United States
      -California                      116,290                    121,750
      -Gulf of Mexico                  111,580                    916,990
      -Texas                            62,250                    394,120
      -Colorado                         12,540                          -
      -Wyoming                           9,940                    162,230
      -New Mexico                        8,690                     89,540
      -Louisiana                         4,570                     66,360
      -Other States                     15,440                    123,710
                                     ---------                  ---------
   Total United States                 341,300                  1,874,700
                                     ---------                  ---------

   Africa                              288,700                          -
   United Kingdom (North Sea)           62,200                     28,400
   Canada                               45,500                    221,600
   Australia                            35,500                    213,800
   Indonesia                            21,800                        400
   Papua New Guinea                     19,700                          -
   China                                13,300                          -
   Colombia                             11,500                          -
   Netherlands                               -                      2,600
                                     ---------                  ---------
   Total International                 498,200                    466,800
                                     ---------                  ---------
   Total Consolidated Companies        839,500                  2,341,500
   Equity in Affiliates                204,000                    117,500
                                     ---------                  ---------
   Total Including Affiliates        1,043,500                  2,459,000
                                     =========                  =========

* Net production excludes royalty interests owned by others.
-------------------------------------------------------------------------

Production Levels:

In 1996, net crude oil and natural gas liquids production, including affiliates, increased for the fourth year in a row. Production rose in 1996 by about four percent to 1,043,500 barrels per day compared with 1,000,710 barrels per day in 1995. The increase was due to higher production in Africa, where producing wells were added in Zaire and where new fields began producing in Nigeria, Angola and Congo; in Australia, where production from the Wanaea/Cossack development continued to increase; in Kazakstan, where production at the Tengiz Field increased as new markets were added; and in China, where annual production increased after the completion of the development of two fields in 1995. These production increases were partially offset by production declines in the United States, Canada, United Kingdom, Papua New Guinea and Indonesia due primarily to normal field declines and sales of producing properties. In October 1996, four mature producing oil fields in the United Kingdom sector of the North Sea and one in Indonesia were sold. Combined production from the sold properties was about 31,000 barrels of oil per day.

Net production of natural gas, including affiliates, increased one percent to 2,459,000 thousand cubic feet per day in 1996 from 2,432,800 thousand cubic feet per day in 1995. The increase was due to higher production in the company's affiliates' operations in Kazakstan and Indonesia; higher U.S. production, primarily in Wyoming; and higher production in Australia. These were partially offset by production declines in Canada. The company expects development of the Norphlet trend in the U.S. Gulf of Mexico, the completion of the Escravos Gas Project in Nigeria and the continued expansion and development of its Australian projects to offset further natural gas production declines in mature properties.

Data on the company's average sales price per unit of oil and gas produced, as well as the average production cost per unit for 1996, 1995 and 1994 are reported in Table III on pages FS-35 to FS-37 of this Annual Report on Form 10-
K. The following table summarizes the company's and its affiliates' gross and net productive wells at year-end 1996.

-------------------------------------------------------------------------------
              Productive Oil And Gas Wells At December 31, 1996

                                         Productive(1)         Productive(1)
                                          Oil Wells              Gas Wells
                                    -------------------    --------------------
                                      Gross(2)    Net(2)     Gross(2)    Net(2)
                                    ---------   -------     --------   -------
   United States                       26,457    14,030        4,322     1,833
                                       ------    ------       ------    ------

   Canada                               1,274       907          325       183
   Africa                               1,000       380            9         3
   United Kingdom (North Sea)              95         8            -         -
   Other International                  1,151       402           59        15
                                       ------    ------       ------    ------
   Total International                  3,520     1,697          393       201
                                       ------    ------       ------    ------
   Total Consolidated Companies        29,977    15,727        4,715     2,034

   Equity in Affiliates                 4,971     2,485           46        23
                                       ------    ------       ------    ------
   Total Including Affiliates          34,948    18,212        4,761     2,057
                                       ======    ======        =====     =====
   Multiple completion wells
   Included above:                        484       236           23        11

(1) Includes wells producing or capable of producing and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oilwells.

(2) Gross wells include the total number of wells in which the companyhas an interest. Net wells are the sum of the company's fractional interests in gross wells.
-------------------------------------------------------------------------------

Development Activities:

The company's development expenditures, including affiliated companies but excluding proved property acquisitions, were $1,835 million in 1996 and $1,765 million in 1995.

The table below summarizes the company's net interest in productive and dry development wells completed in each of the past three years and the status of the company's development wells drilling at December 31, 1996. (A "development well" is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. "Wells drilling" include wells temporarily suspended.)

-------------------------------------------------------------------------------
                          Development Well Activity

                                                    Net Wells Completed(1)
                             Wells Drilling     -------------------------------
                               At 12/31/96         1996       1995       1994
                            ----------------    ---------  ---------  ---------
                            Gross(2)   Net(2)   Prod. Dry  Prod. Dry  Prod. Dry
                             ------    -----    ----  ---  ----  ---  ----  ---
United States                   324      241     485    8   281    6   194    5
                             ------    -----    ----  ---  ----  ---  ----  ---

Africa                           24        8      21    1    20    1     9    -
Other International              27        9      49    4    28    2    48    4
                             ------    -----    ----  ---  ----  ---  ----  ---
Total International              51       17      70    5    48    3    57    4
                             ------    -----    ----  ---  ----  ---  ----  ---
Total Consolidated Companies    375      258     555   13   329    9   251    9

Equity in Affiliates             39       20     262    -   135    -    98    -
                             ------    -----    ----  ---  ----  ---  ----  ---
Total Including Affiliates      414      278     817   13   464    9   349    9
                             ======    =====    ====  ===  ====  ===  ====  ===

(1)Indicates the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.

(2)Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.
------------------------------------------------------------------------------

Significant 1996 development activities include the following:

United States: Chevron's U.S. development expenditures were $603 million in
-------------
1996, an increase of $150 million from the 1995 amount of $453 million. Expenditures for proved reserve acquisitions amounted to $5 million in 1996 compared with $21 million in 1995. Additions to proved reserves during 1996 from extensions, discoveries and improved recovery, before revisions, were 101 million barrels of crude oil and natural gas liquids and 696 billion cubic feet of natural gas.

In the Gulf of Mexico, significant development activities in 1996 included the commencement of the hull fabrication and the construction of the topsides and decks for the Genesis project (formerly Green Canyon 205), located in 2,600 feet of water. Chevron is the unit operator with a 57 percent working interest. The project execution plan calls for initial production in December 1998, with total peak production expected to reach 55,000 barrels of oil per day and 72 million cubic feet of gas per day by 2000.

Phase I of the development of the Norphlet trend, which stretches some 80 miles from the Destin Dome area (offshore Florida) to the Mobile Block 861 area (offshore Mississippi), was completed in 1996. Chevron's net production from seven wells reached 110 million cubic feet of gas per day at year-end. An additional 12 wells are planned during Phase II with the first well completed in December 1996. Additionally, production from Mobile 863 commenced in February 1997, where Chevron's net production is expected to reach 30 millioncubic feet of gas per day by mid-1997. In late 1996, the company commenced the filing process to develop the Destin Dome Field.

In the Vermilion 214 Field, where Chevron has a 100 percent interest, four successful wells drilled in late 1995 and during 1996 led to plans for ten new wells and three recompletions during the 1997-1999 period. Production is expected to exceed 10,000 barrels of oil and gas equivalent per day during the first year and reach peak production of 14,000 barrels per day in 1998.

The use of 3-D seismic technology has led to successful development programs at certain fields in the Gulf of Mexico. At Eugene Island 238, 15 of 18 prospects drilled to date have been successful. Ten wells found gas and five wells found oil. At South Marsh Island 66, eight wells have been successfully drilled since 1995 adding 68 million cubic feet of gas per day to production. An additional ten wells are planned in 1997 and 1998.

Offshore California, Chevron owns approximately 26 percent of the Point Arguello project and operates three offshore platforms, the onshore Gaviota oil and gas plant and the interconnecting pipelines. The Field was unitized in October 1996 with Chevron assuming operatorship for the third platform. A rapid production decline has occurred at the Field since 1994.

Other development projects in the U.S. included the employment of enhanced recovery methods using steam and water to increase both the production rate and the amount of oil ultimately recoverable from fields in California's San Joaquin Valley, the drilling of 34 new wells in the Laredo area of Texas, which increased proved gas reserves by a combined 88 billion cubic feet, the drilling of the first five wells of a 14 well evaluation program on tribal lands in Osage County, Oklahoma, and the drilling of eight new wells in the Waltman, Wyoming area, which has added new proved gas reserves and increased gas production.

Africa: Development expenditures in Africa were $465 million in 1996, compared
------
with $640 million in 1995. The decrease was primarily due to lower expenditures in Congo, partially offset by higher development expenditures in Angola. Expenditures for proved reserve acquisitions amounted to $1 million in 1996. Additions to proved reserves from extensions, discoveries and improved recovery, before revisions, were 96 million barrels of crude oil and natural gas liquids.

In Nigeria, total production from 29 CNL-operated fields averaged 401,000 barrels of oil per day, an increase of about 17,000 barrels per day from 1995. This increase was primarily due to the addition of the Benin River Field which began production in 1996 and reached production levels of 50,000 barrels of oil a day. Production from non-operated fields averaged approximately 70,000 barrels of oil per day in 1996. On-site construction for the Escravos Gas Project began in May 1995. Fabrication of all equipment and facilities, including the floating storage and offloading vessel, was completed by the end of 1996. The project is expected to start up in mid-1997 and will utilize gas currently being flared from the Okan and Mefa fields. Chevron has signed a letter of intent to supply gas to Ghana via Benin and Togo, which would allow additional development of natural gas reserves in Nigeria.

In Angola, several waterflood projects in the Area A fields are in the early stages of development in anticipation of reversing the production declines in the fields and increasing production to a new peak in 2002. Areas B and C continue to be the primary focus of major development activities. In Area B, 11 Kokongo wells were drilled and placed on production in 1996. Construction of facilities for the development of the Nemba and Lomba Fields is underway to move toward a 1998 and 1999, respectively, start-up of production from these fields.

In Congo, all 14 planned wells had been drilled in the Kitina Field by September 1996. Construction of the Kitina platform and onshore facilities continue with the start of production expected by October 1997. The Nkossa Field came on stream in June 1996 and was producing 80,000 barrels of oil per day by the end of 1996. Liquefied petroleum gas production commenced in November. An additional 12 wells are planned for 1997.

In Zaire, three development wells and one water injection well were drilled at Tshiala Field, along with one workover at Motoba Field. Five production wells were brought on line at the Tshiala Field, increasing total production from the concession to 27,000 barrels of oil per day by year-end 1996.

Other International including affiliated companies: Development expenditures in
-------------------
1996 were $767 million compared with $672 million in 1995. The increase was largely due to the company's higher expenditures in the United Kingdom and by its affiliates Tengizchevroil in Kazakstan and P.T. Caltex Pacific Indonesia in Indonesia. Additions to proved reserves from extensions, discoveries and improved recoveries were 90 million barrels of crude oil and natural gas liquids and 39 billion cubic feet of natural gas.

In Europe, production from the North Sea's Alba Field, located 130 miles northeast of Aberdeen and in which Chevron has a 33.17 percent interest, averaged 70,000 barrels of oil per day in 1996. During the year Chevron received U.K. government approval to complete development of the southern portion of the reservoir for Alba Phase II and commissioned the first Alba Southern well. Phase II began with the de-bottlenecking of Alba Northern Platform which increased production capacity from 75,000 to 100,000 barrels per day. The development of the North Sea Britannia gas field, which lies underneath the Alba Field, proceeded with the completion of the initial phase of the drilling program in September 1996 with 17 wells awaiting start-up. Manufacture of the platform topsides and subsea system components, steel jacket, foundation piles and gas export line pipe are under way. Installation and the beginning of offshore hook-up and commissioning will take place in 1997. Peak production is expected to be approximately 740 million cubic feet of gas and 70,000 barrels of liquids per day with initial production expected to commence in late 1998. Seventy-five percent of the estimated deliverable gas is currently under long-term contracts. A successful appraisal program, with the objective of testing sustained productivity, was conducted during 1996 at the Clair Field located 40 miles west of the Shetland Islands. Additional testing is planned for this field in 1997.

In Canada, the company continues to concentrate its development efforts in western Canada where operating efficiencies and lower operating costs can be realized using existing infrastructure. The core area of western Canada development covers approximately 85 fields. The company completed construction of a pipeline between the recently discovered Simonette Field in western Alberta and Kaybob South enabling processing and sales of Simonette gas. In northwestern Alberta, expansion of the Chinchaga gas plant is underway to double processing capacity to 120 million cubic feet per day. The Hibernia Development project, in which Chevron has a 26.9 percent interest, proceeded on schedule in 1996. Construction work on the platform and facilities essentially was completed in 1996. In February 1997, the topsides were fitted to the Gravity Base Structure on which they will sit and plans for the mid-1997 towout from the fabrication site at Bull Arm, Newfoundland to the Hibernia Field, 200 miles offshore Newfoundland, are under way. Oil production is expected to begin in late 1997. The company's capitalized investment in this project was $941 million at year-end 1996.

In Indonesia, the Duri Steamflood Project, begun in 1985 to assist the difficult production process for the relatively heavy, waxy Duri crude, is being completed in 13 stages (Areas 1-13) with eight areas currently on production. Total Duri production averaged over 285,000 barrels per day in 1996. A waterflood project involving 21 fields in Central Sumatra continued in 1996 with the commencement of the final phase of a four phase Minas pattern waterflood project that started in December 1993. A memorandum of understanding was signed in late 1996 to install a light oil steamflood project at Minas during 1997 and 1998. A modified pattern waterflood project was approved for implementation in 1997 for the Pedada Field and a similar project was designed for the Kotabatak Field and submitted for government approvals. Steam from the Darajat geothermal field, located 115 miles southeast of Jakarta, continued to be produced and sold to the national power company, PLN, for the second full year. Government approval for continued development of Darajat to 330 megawatts and to build, own and operate its own power plants, and to sell electricity to PLN was received in January 1996. The first expansion of 70 megawatts is expected to be operational in late 1998.

In Kazakstan, Tengizchevroil increased its production to 160,000 barrels per day by the end of 1996 and production averaged 112,000 barrels per day for the year. In late 1996 Chevron signed an agreement with a number of partners restructuring the Caspian Pipeline Consortium (CPC). The agreement allows the company to acquire a 15 percent equity interest in the crude oil pipeline to be completed from the Tengiz oil field to the Russian Black Sea coast. The 900-mile pipeline is expected to cost about $2 billion and be commissioned in 1999.Production from the Tengiz Field has been limited by lack of export capacity; however, in 1996 the joint venture was successful in developing regional markets and alternative transportation means, such as railcars. In January 1997, Chevron reached an agreement in principle to sell 10 percent of its 50 percent interest to an affiliate of LUKoil, a Russian oil company, and Arco, thereby reducing Chevron's ownership to 45 percent. The sale is expected to be completed by the end of May 1997.

In Australia, de-bottlenecking plans are in place to increase average processing capacity of North West Shelf (NWS) condensate to 96,000 barrels per day, Wanaea/Cossack oil production to 135,000 barrels per day and liquefied petroleum gas to 7.8 million barrels per year. Formal presentation of an outline of a proposal for expansion was submitted to Japanese buyers during 1996. The expansion is expected to cost approximately $5 billion (total project) and start up by 2003. WAPET development activities included the completion of a 20 well in-fill drilling program on Barrow Island, which increased production by about 2,000 barrels per day and added oil reserves. At the Saladin Field two horizontal wells were drilled and resulted in initial production rates in excess of 3,000 barrels per day. Evaluations by the partners continued regarding options for the commercial development of the Gorgon Field as a liquefied natural gas and domestic gas project.

In Papua New Guinea (PNG), Chevron (with a 16 percent share of production) and its partners were granted a petroleum development license by the government to move forward with the construction of surface facilities for the Gobe fields in the southeastern portion of PPL-161. An active development drilling program designed to accelerate production and develop new oil reserves for the Kutubu Area fields continued in 1996.

During 1996 Chevron investigated various alternatives for commercialization of natural gas reserves in PNG, including the construction of a joint-venture export pipeline to Queensland, Australia. A decision on this project is expected in 1997.

In China, the first stage of an enhanced oil recovery pilot project using Chevron's Microbial Profile Modification technology was completed in 1995 at Daqing, China's largest oil field, with the completion of the pilot area wells. The next stage, involving microbe injection in these wells, began in 1996. Additional field testing will continue in 1997.

In Venezuela, Chevron and Maraven S.A. formed an alliance in late 1995 to further develop the Boscan oil field. In July 1996, Chevron became responsible for the operations, production and development of this field under an operating services agreement, whereby Chevron receives operating expense reimbursement and capital recovery, plus interest and an incentive fee. Boscan production was about 80,000 barrels per day in 1996 with plans to increase production to 115,000 barrels per day by 1999. In addition, the alliance calls for the supply of Venezuelan crude oil to Chevron refineries in the United States. Because Chevron does not have an equity ownership in the Boscan Field oil reserves, production and reserves are not included in the company's reported production and reserve quantities.

     Petroleum - Natural Gas Liquids and NGC Corporation

Until August 31, 1996 Chevron's Warren Petroleum Company (Warren) was engaged in all phases of the U.S. natural gas liquids (NGL's) business and was the largest U.S. wholesale marketer of NGL's. On August 31, 1996 Chevron merged its natural gas liquids gathering, processing and marketing operations conducted by Warren and its U.S. natural gas marketing activities, conducted by Chevron U.S.A. Production Company, with NGC Corporation (NGC), receiving $295 million in cash and notes and a 28 percent ownership in NGC. Two other companies, British Gas of the United Kingdom and Nova Corporation of Canada, each have a voting share equal to Chevron.

After this combination, NGC is one of the largest processors and marketers of natural gas liquids in North America with production of 140,000 barrels per day and sales of 470,000 barrels per day. Through its "Energy Store" concept, NGC offers a multi-commodity energy products and services resource that provides natural gas, NGL's, electricity and crude oil. NGC maintains an asset base that includes interests in approximately 15,000 miles of natural gas gathering and transmission pipelines, 56 gas processing plants, three NGL fractionation facilities, 60 million barrels of NGL storage capacity, three NGL import/export marine terminals, ten other NGL terminals and approximately 2,100 miles of NGL pipelines.

Chevron's total third-party natural gas liquids sales volumes over the last three years are reported in the following table:

-------------------------------------------------------------------------------
                      Natural Gas Liquids Sales Volumes
                        (Thousands of barrels per day)

                                                 1996         1995         1994
                                                 ----         ----         ----
   United States - Warren                         139          203          209
   United States - Other                           25           10            6
                                                 ----         ----         ----
   Total United States                            164          213          215
   Canada                                          27           40           27
   Other International                              9            7            7
                                                 ----         ----         ----
   Total Consolidated Companies                   200          260          249
                                                 ----         ----         ----
   Equity in NGC Affiliate                         23            -            -
                                                 ----         ----         ----
   Total including Affiliate                      223          260          249
                                                 ====         ====         ====
-------------------------------------------------------------------------------

Effective November 1, 1996, Chevron U.S.A. Production Co. and Warren Petroleum Co., owned by NGC Corp., completed a partnership agreement to own, operate and expand Chevron's Venice Complex. Located approximately 75 miles southeast of New Orleans, the Venice facilities include an offshore gas-gathering system, a gas-processing plant, a gas-liquids fractionation facility, an underground gas-liquids storage facility and a multi-barge, gas-liquids terminal.

Under terms of the agreement, Chevron will own approximately two-thirds of the partnership, operate the offshore facilities and continue to be one of the major producer-suppliers to the Venice complex. Warren will own approximately one-third of the partnership, will operate the onshore facilities and assume commercial responsibility for the partnership.

The partnership has committed to developing an expansion project to increase the total capacity of the Venice Gathering System to 810 million cubic feet per day (MMCFPD) from its present throughput of 425 MMCFPD. Additionally, the current Venice plant processing capacity of 1.0 billion cubic feet per day will be expanded to 1.3 billion cubic feet per day by adding a 300 MMCFPD cryogenic plant. These modifications are expected to be completed during the third and fourth quarters of 1997.

     Petroleum - Reserves and Contract Obligations

Table IV on pages FS-37 and FS-38 of this Annual Report on Form 10-K sets forth the company's net proved oil and gas reserves, by geographic area, as of December 31, 1996, 1995, and 1994. During 1996, the company filed estimates of oil and gas reserves with the Department of Energy, Energy Information Agency. Those estimates were consistent with the reserve data reported on page FS-38 of this Annual Report on Form 10-K.

The company sells gas from its producing operations under a variety of contractual arrangements. Most contracts generally commit the company to sell quantities based on production from specified properties but certain gas sales contracts specify delivery of fixed and determinable quantities. In the United States, the company is obligated to sell substantially all of the natural gas produced and owned or controlled by the company in the lower 48 states to NGC. Chevron has retained a few long-term natural gas supply contracts but the volumes associated with these agreements are not material. Outside the United States, the company is committed to deliver approximately 350 billion cubic feet of natural gas through 2013 in Australia and approximately 7 billion cubic feet of natural gas through 1999 in Canada. The company believes it can satisfy these contracts from quantities available from production of the company's proved developed Australian and Canadian natural gas reserves

     Petroleum - Refining

The daily refinery inputs over the last three years for the company's and its affiliate's refineries are shown in the following table:

-------------------------------------------------------------------------------
          Petroleum Refineries: Locations, Capacities And Inputs
        (Inputs and Capacities are in Thousands of Barrels Per Day)

                                         December 31, 1996
                                         ------------------   Refinery Inputs
                                                  Operable   ------------------
         Locations                        Number  Capacity   1996   1995   1994
-------------------------------------    -------  --------  -----  -----  -----
Pascagoula,      Mississippi                   1       295    313    282    324
El Segundo,      California                    1       258    223    221    227
Richmond,        California                    1       225    220    202    220
El Paso,1        Texas                         1        65     60     58     59
Honolulu,        Hawaii                        1        54     54     55     56
Salt Lake City,  Utah                          1        45     40     41      4
Other(2)                                       3       102     41     66    284
                                         -------  --------  -----  -----  -----
Total United States                            9     1,044    951    925  1,213
                                         -------  --------  -----  -----  -----

Burnaby, B.C.,   Canada                        1        50     48     47     47
Milford Haven,   Wales   United Kingdom        1       115    117    100    116
                                         -------  --------  -----  -----  -----
Total International                            2       165    165    147    163
                                         -------  --------  -----  -----  -----
Total Consolidated Companies                  11     1,209  1,116  1,072  1,376

Equity in Affiliate   Various Locations       13       452    372    451    460
                                         -------  --------  -----  -----  -----

Total Including Affiliate                     24     1,661  1,488  1,523  1,836
                                         =======  ========  =====  =====  =====

(1)Capacity and input amounts for El Paso represent Chevron's share.

(2)Refineries in Perth Amboy, New Jersey; Portland, Oregon; and Richmond Beach, Washington, which are primarily asphalt plants. Inputs include Port Arthur, Texas (sold in 1995) and Philadelphia,
Pennsylvania (sold in 1994).
-------------------------------------------------------------------------------

Based on refinery statistics published in the December 23, 1996, issue of The Oil and Gas Journal, Chevron had the second largest U.S. refining capacity and ranked among the top ten in worldwide refining capacity including its share of affiliate's refining capacity. The company wholly owned and operated nine refineries in the United States and one each in Canada and the United Kingdom. At year-end 1996, the company's 50 percent owned Caltex Petroleum Corporation affiliate owned or had interests in 13 operating refineries in Japan (2), Australia (2), Thailand (2), Korea, the Philippines, New Zealand, Singapore, Pakistan, Kenya and South Africa. In April 1996 Caltex sold its 50 percent interest in Nippon Petroleum Refining Company, Limited, which included two refineries in Japan, to its partner, Nippon Oil Company, Limited. Caltex's share of refining capacity for these two refineries totaled 255 thousand barrels per day at year end 1995. In April 1996, Caltex ceded its throughput rights to 107 thousand barrels per day of capacity in a refinery in Bahrain and will sell its interest in 1997.

Distillation operating capacity utilization in 1996 averaged 91 percent in the United States and 88 percent worldwide (including affiliate), compared with 82 percent in the United States and 85 percent worldwide in 1995. Chevron's capacity utilization of its U.S. cracking and coking facilities, which are the primary facilities used to convert heavier products to gasoline and other light products, averaged 82 percent in 1996, up from 79 percent in 1995. The company imports crude oil for its U.S. refining operations. Imported crude oil accounted for just over half of U.S. refinery inputs in 1996.

In 1996 the company began producing cleaner-burning motor gasoline as required by the California Air Resources Board. Significant expenditures were made at the company's Richmond and El Segundo refineries over the past several years for major modifications and upgrades required to manufacture these motor fuels. New Alkylation plants and upgraded Fluid Catalytic Crackers at the Richmond and El Segundo refineries improved efficiency and reduced operating costs.

The company's U.K. subsidiary, Gulf Oil (Great Britain) Ltd. (GOGB) has entered into negotiations with Elf Oil UK Ltd. to merge with its refining and marketing operations.

Caltex (64 percent interest) completed construction of a 130,000 barrels-per-day grassroots refinery in Map Ta Phut, Thailand in March 1996. At the Yocheon refinery in South Korea (Caltex's interest is 50 percent) the expansion of capacity from 380,000 to 600,000 barrels per day, through the construction of a new crude unit and hydrotreater, was completed in late 1996.

     Petroleum - Refined Products Marketing

Product Sales: The company and its Caltex Petroleum Corporation affiliate
-------------
market petroleum products throughout much of the world. The principal trademarks for identifying these products are "Chevron," "Gulf" (principally in the United Kingdom) and "Caltex." The company's U.S. sales volumes of refined products during 1996 amounted to 1,122 thousand barrels per day, equivalent to approximately six percent of total U.S. consumption. Worldwide sales volumes, including the company's share of affiliate's sales, averaged 2,066 thousand barrels per day in 1996, a decrease of about one percent from 1995. This decrease primarily was due to lower Caltex sales volumes after Caltex's sale of its 50 percent interest in Nippon Petroleum Refining Company, Limited. This decline partially was offset by higher sales in the United Kingdom and by higher international marine lubricants sales.

The following table shows the company's and its affiliate's refined product sales volumes, excluding intercompany sales, over the past three years.

-------------------------------------------------------------------------------
                        Refined Products Sales Volumes
                        (Thousands of Barrels Per Day)

                                                 1996         1995         1994
                                                -----        -----        -----
   United States
      Gasolines                                   556          552         615
      Jet Fuel                                    255          241         260
      Gas Oils and Kerosene                       186          196         277
      Residual Fuel Oil                            39           38          65
      Other Petroleum Products*                    86           90          97
                                                -----        -----       -----
       Total United States                      1,122        1,117       1,314
                                                -----        -----       -----

   International
      United Kingdom                              110           97         118
      Canada                                       60           58          56
      Other International                         180          157         140
                                                -----        -----       -----
      Total International                         350          312         314
                                                -----        -----       -----
      Total Consolidated Companies              1,472        1,429       1,628

      Equity in Affiliate                         594          657         620
                                                -----        -----       -----
Total Including Affiliate                       2,066        2,086       2,248
                                                =====        =====       =====

* Principally naphtha, lubes, asphalt and coke.
------------------------------------------------------------------------------

The company's Canadian sales volumes consist of refined product sales in British Columbia and Alberta by the company's Chevron Canada Limited subsidiary. In the United Kingdom, the reported sales volumes comprise a full range of product sales by the company's Gulf Oil (Great Britain) Ltd. subsidiary. The 1996 volumes reported for "Other International" relate to international sales of aviation and marine fuels, lubricants, gas oils and other refined products, primarily in Latin America, Asia and Europe. The equity in affiliate's sales in 1996 consists of the company's interest in Caltex Petroleum Corporation, which operates in approximately 60 countries including the Philippines, Thailand, New Zealand, South Africa and, through Caltex affiliates, in Australia, Japan and Korea.

Recognizing the global nature and interdependence of the company's crude oil supply and petroleum products trading and marketing businesses, the company realigned the operations of its principal international trading company, Chevron International Oil Company, with those of its U.S. counterpart, Chevron Products Company and its international upstream company, Chevron Overseas Petroleum Inc. in January 1996. In connection with this realignment, Chevron Products Company's U.S. lubricants division reorganized into a Global Business Unit to better serve international markets. Other international sales, trading and supply functions were assumed by Chevron Products Company.

Retail Outlets: In the United States, the company supplies, directly or through
--------------
jobbers, more than 8,300 motor vehicle, aircraft and marine retail outlets, including more than 1,800 company-owned or -leased motor vehicle service stations. The company's gasoline market area is concentrated in the southern, southwestern and western states. Chevron estimates it is the fifth largest seller of gasoline in the United States and, according to the Lundberg Share of Market Report, ranks among the top three marketers in 16 states.

Chevron began implementation of an alliance with McDonald's to develop a network of retail sites that combine Chevron service stations and convenience stores with McDonald's restaurants in 12 western and southwestern states. As of year-end 1996, the two companies operated 48 sites together in these states.

Non-fuel revenues from convenience store and enhanced car wash facilities continue to be an area of growth and opportunity for the company. Revenues from direct mail marketing continued to grow in 1996 due to new service and discount programs, and the introduction of insurance products.

The company expanded its "FastPay" system, increasing the total service stations with the system to about 3,600 nationwide. This automated system allows credit card customers to pay at the pump with credit approvals processed in about five seconds using satellite data transmission.

During 1996 in the United States the company continued to expand and institute programs that will build positive brand recognition and reputation for quality products and service by expanding training programs to emphasize a customer focus at company service stations, by continuing its programs to ensure highest product quality standards and by rationalizing terminaling and trucking operations to ensure a cost competitive and efficient refined product distribution system. All grades of Chevron branded motor vehicle gasolines contain Techron, an additive that reduces automobile emissions while protecting and maintaining vehicle performance.

Internationally, the company's branded products are sold in 189 stations (all owned or leased) in British Columbia, Canada and in 454 stations (194 owned or leased) in the United Kingdom. As discussed in other sections of this annual report, the company has announced its intent to merge its refining and marketing operations in the United Kingdom with those of Elf Oil UK Ltd.


     Petroleum - Transportation

Tankers: Chevron's controlled seagoing fleet at December 31, 1996 is summarized
-------
in the following table. All controlled tankers were utilized in 1996. In addition, at any given time, the company has 25 to 35 vessels under charter on a term or voyage basis.

-------------------------------------------------------------------------------
                   Controlled Tankers At December 31, 1996

                             U.S. Flag                  Foreign Flag
                    ---------------------------    ----------------------------
                             Cargo Capacity                  Cargo Capacity
                    Number (Millions of Barrels)   Number (Millions of Barrels)
                    ------ --------------------    ------  -------------------
Owned                  -             -                20            20
Bareboat Charter       6             2                 9            12
Time-Charter           -             -                 8             3
                      ---           ---              ---           ---
   Total               6             2                37            35
                      ===           ===              ===           ===
-------------------------------------------------------------------------------

Federal law requires that cargo transported between U.S. ports be carried in ships built and registered in the United States, owned and operated by U.S. entities and manned by U.S. crews. At year-end 1996, the company's U.S. flag fleet was engaged primarily in transporting crude oil from Alaska and California terminals to refineries on the West Coast and Hawaii, refined products between the Gulf Coast and East Coast, and refined products from California refineries to terminals on the West Coast, Alaska and Hawaii.

At year-end 1996, two of the company's controlled international flag vessels were being used for floating storage. The remaining international flag vessels were engaged primarily in transporting crude oil from the Middle East, Indonesia, Mexico, West Africa and the North Sea to ports in the United States, Europe, the United Kingdom, and Asia. Refined products also were transported worldwide.

In addition to the tanker fleet summarized in the table above, the company owns a one-sixth undivided interest in each of six LNG ships that are bareboat chartered to the Australian North West Shelf Project. These ships, along with two time-chartered LNG vessels, transport LNG from Australia primarily to various Japanese gas and electric utilities.

The company had net increases of one tanker in its time-chartered fleet and 217 thousand barrels of capacity during 1996. Also, the company acquired a tanker with about two million barrels of capacity that was previously leased by the company under a bareboat charter.

In December 1996 the company reached an agreement to operate under bareboat charters two new 308,000 deadweight ton, double-hull tankers. The tankers will be built in Korea with deliveries scheduled for late 1998 and early 1999. These additions will bring to 14 the number of double-hull tankers controlled by Chevron.

Page 25 of this Annual Report on Form 10-K contains a discussion of the effects of the Federal Oil Pollution Act on the company's shipping operations.

Pipelines: Chevron owns and operates an extensive system of crude oil, refined
---------
products and natural gas pipelines in the United States. The company also has direct or indirect interests in other U.S. and international pipelines. The company's ownership interests in pipelines are summarized in the following table:

-------------------------------------------------------------------------------
                    Pipeline Mileage At December 31, 1996

                                         Wholly       Partially
                                          Owned         Owned(1)          Total
   United States:
      Crude oil(2)                        3,901             432           4,333
      Natural gas                           430             164             594
      Petroleum products                  2,311           2,534           4,845
                                          -----           -----           -----
      Total United States                 6,642           3,130           9,772
                                          -----           -----           -----

   International:
      Crude oil                               -             801             801
      Natural gas                             -             227             227
      Petroleum products                     12              86              98
                                          -----           -----           -----
      Total International                    12           1,114           1,126
                                          -----           -----           -----
   Worldwide                              6,654           4,244          10,898
                                          =====           =====          ======

   (1)Reflects equity interest in lines.
   (2)Includes gathering lines related to the transportation function. Excludes gathering lines related to the U.S. production function.
-------------------------------------------------------------------------------

The company sold its 15 percent interest in Platte Pipe Line Company, located in the central United States, in February 1996. In connection with the 1996 merger of certain Chevron operations with NGC Corporation, the company and NGC formed a pipeline joint venture to own the previously 100 percent Chevron-owned West Texas LPG System. This system of approximately 2,100 miles transports liquefied petroleum gas from plants in eastern New Mexico and throughout Texas to the Mont Belvieu fractionation and storage facilities in southeastern Texas.

     Chemicals

The company's chemicals operations manufacture and market commodity chemical products for industrial use and chemical additives for fuels and lubricants. At year-end 1996, Chevron Chemical Company owned and operated 16 U.S. manufacturing facilities in nine states, owned manufacturing facilities in Brazil and France, and owned a majority interest in a manufacturing facility in Japan. The principal U.S. plants are located at Cedar Bayou, Orange and Port Arthur, Texas; St. James and Belle Chasse, Louisiana; Marietta, Ohio; Pascagoula, Mississippi; and Richmond, California.

The following table shows, by chemical division, 1996 revenues and the number of owned or majority owned chemical manufacturing facilities and combined operating capacities as of December 31, 1996.

-------------------------------------------------------------------------------
                             Chemical Operations

                                Manufacturing
                                  Facilities                            1996
                               ---------------       Annual            Revenue*
   Division                      U.S.   Intl.       Capacity        ($Millions)
----------------------------     ----  ------   -----------------   -----------

U.S. Chemicals                    13      -     13,178 million lbs.      $2,475
Oronite Additives                  3      3     204 million gals.           890
Other (including excise tax)       -      -     N/A                          69
                                  --     --                             -------
   Totals                         16      3                              $3,434
                                  ==     ==                             =======
*Excludes intercompany sales.
-------------------------------------------------------------------------------

The company reorganized its Olefins and Aromatics divisions to take better advantage of strengths in U.S. markets and to increase the company's focus on developing international growth opportunities. The former Olefins and Aromatics divisions were combined to form one U.S. Chemicals Division that is headquartered in Houston, Texas. A new International Group, headquartered in San Ramon, California, is responsible for coordination of non-U.S. supply sources, marketing, and new manufacturing projects overseas. The Oronite Additives Division, which already operates internationally, is unaffected by the reorganization.

Chevron completed its withdrawal from the fertilizer business with the sale of its remaining fertilizer plant in St. Helens, Oregon in January 1996.

During 1996 the company began major expansion and de-bottleneck projects to increase ethylene, polyethylene, paraxylene, and polystyrene production capacities at the Port Arthur and Orange, Texas; Pascagoula, Mississippi; and Marietta, Ohio plants.

In 1996 Chevron developed and finalized plans to construct manufacturing facilities outside the United States. In Saudi Arabia, the company and its joint venture partner, the Saudi Venture Capital Group, will construct a manufacturing facility expected to produce 480,000 tons of benzene and 220,000 tons of cyclohexane per year using the company's Aromax technology. Completion of the construction of this facility is expected by 1999. An additives manufacturing facility in Singapore is expected to be on line by late 1998. Chevron has plans to complete the construction of a polystyrene plant in China by 1999.

     Coal and Other Minerals

Coal: The company's wholly-owned coal mining and marketing subsidiary, The
----
Pittsburg and Midway Coal Mining Co. (P&M), owned and operated three surface and two underground mines as of year-end 1996. Two of the mines are located in New Mexico and one each in Wyoming, Alabama and Kentucky. All of the mines produce steam coal used primarily for electric power generation. P&M's strategy is to focus on regional markets in the United States, capitalizing on major utility growth markets in the southwest and southeast. P&M also has a 33 percent interest in the Black Beauty Coal Company, whose principal operations are in Indiana and Illinois.

Sales of coal from P&M's wholly-owned mines and from its interest in the Black Beauty Coal Company were 16.0 million tons in 1996, a decrease of 8 percent from 1995 sales of 17.3 million tons. The decrease was primarily due to lower sales at the McKinley mine in New Mexico as customers purchased lower cost hydro-electric power in lieu of generating power from coal, and lower sales at the York Canyon mine in New Mexico after closing the underground operation at that site in late 1995. About 56 percent of 1996 sales came from two mines, the McKinley Mine and the Kemmerer Mine in Wyoming. The average selling price for coal from mines owned and operated by P&M was $24.48 per ton in 1996 compared to $23.67 per ton in 1995, contributing $329 million and $350 million to Chevron's consolidated sales and other operating revenues in 1996 and 1995, respectively. At year-end 1996, P&M controlled approximately 470 million tons of developed and undeveloped coal reserves, including significant reserves of environmentally desirable low-sulfur coal.

Demand growth for coal in the United States remains largely dependent on the demand for electric power, which in turn depends on regional and national economic conditions and on competition from other fuel sources. In 1996, the electric utility industry consumed over 80 percent of all coal produced in the United States. Approximately 85 percent of P&M's coal sales are made to electric utilities. Of those sales, about 50 percent are under long-term contracts. Generally, these contracts contain index adjusted pricing provisions and minimum-take requirements that have helped mitigate the effects on P&M's results from short-term fluctuations in coal prices and consumption levels.

     Research and Environmental Protection

Research: The company's principal research laboratories are at Richmond and La
--------
Habra, California. The Richmond facility engages in research on new and improved refinery processes, develops petroleum and chemical products, and provides technical services for the company and its customers. The La Habra facility conducts research and provides technical support in geology, geophysics and other exploration science, as well as oil production methods such as hydraulics, assisted recovery programs and drilling, including offshore drilling. Employees in subsidiaries engaged primarily in research activities at year-end 1996 numbered more than 1,900.

Chevron's research and development expenses were $182 million, $185 million and $179 million for the years 1996, 1995 and 1994, respectively.

In 1996 Chevron integrated the management of its upstream, downstream and chemicals research and information technology organizations under a corporate Vice President of Technology. This change is intended to ensure that technology is incorporated into the company's strategic thinking process, increase synergy among the technology organizations and better manage the process of recruiting, developing and utilizing the company's technical workforce.

Licenses under the company's patents are generally made available to others in the petroleum and chemical industries. For example, in 1996 the company licensed a record capacity of 180,000 barrels a day of its hydroprocessing technology, which produces high-quality lubricant base oils and cleaner burning fuels. However, the company's business is not dependent upon licensing patents.

Environmental Protection: One of Chevron's goals is to be recognized worldwide
------------------------
for environmental excellence. Chevron's revised corporate policy on Health, Environment and Safety was approved by the stockholders in 1991. In 1992, a comprehensive program of 102 management practices was approved by senior management to strengthen the implementation of the policy. The program is called "Protecting People and the Environment" and is modeled after the Chemical Manufacturers Association's program called "Responsible Care." It is also similar to the American Petroleum Institute's program called "Strategies for Today's Environmental Partnership." In 1994, the company published an environmental, health and safety performance report named "Measuring Progress - A Report on Chevron's Environmental Performance." This report describes the company's environmental performance since its previous environmental report issued in 1990 and summarizes the company's policy and approach to environmental protection.

The company's oil and gas exploration activities, along with those of many other petroleum companies, have been hampered by drilling moratoria, imposed because of environmental concerns, in areas where the company has leasehold interests. Difficulties in obtaining necessary permits can delay or restrict oil and gas development projects. While events such as these can impact current and future earnings, either directly or through lost opportunities, the company does not believe they will have a material effect on the company's consolidated financial position, its liquidity, or its competitive position relative to other U.S. or international petroleum concerns. The situation has, however, been a factor, among others, in the shift of the company's exploration efforts to areas outside of the United States.

As of January 1, 1995, the Clean Air Act Amendments of 1990 require that only reformulated gasoline (RFG) may be sold in the nine worst ozone areas in the United States and other areas have voluntarily opted into the RFG requirement. In addition, the California Air Resources Board required a more stringent reformulated gasoline be sold statewide in all service stations beginning on June 1, 1996. Since 1991, the company has spent about $1.8 billion in capital expenditures on air quality projects at its refining facilities, primarily in order to comply with federal and state clean air regulations and to provide consumers with fuels that reduce air pollution and air toxicity.

The Federal Oil Pollution Act of 1990 (OPA) created federal authority to direct private responses to oil spills, to improve preparedness and response capabilities, and to impose monetary damages on spillers for all damages, including environmental restoration and loss of use of the resources during restoration. Under OPA, owners or operators of vessels operating in U.S. waters or transferring cargo in waters within the U.S. Exclusive Economic Zone are required to possess a Certificate of Financial Responsibility for each of these vessels. The Certificate is issued by the U.S. Coast Guard after the owner or operator has demonstrated the ability to meet Coast Guard guidelines for financial responsibility in the case of an oil spill. OPA also requires the scheduled phase-out, by year-end 2014, of all single hull tankers for trading to U.S. ports or transferring cargo in waters within the U.S. Exclusive Economic Zone, which has and will continue to result in the utilization of more costly double hull tankers. A separate single hull phase-out schedule under the International Maritime Organization's Regulation 13 is leading to the utilization of more costly double hull tankers in Europe and some other parts of the world. Chevron has been actively involved in the Marine Preservation Association, a non-profit organization that funds the Marine Spill Response Corporation (MSRC). MSRC owns the largest inventory of oil spill response equipment in the nation and operates five strategically located U.S. coastal regional centers. In addition, the company is a member of many oil-spill response cooperatives in areas in which it operates around the world.

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

In 1996, the company's U.S. capitalized environmental expenditures were $206 million, representing approximately 10 percent of the company's total consolidated U.S. capital and exploratory expenditures. The company's U.S. capitalized environmental expenditures were $607 million and $645 million in 1995 and 1994, respectively. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities. The expenditures are predominantly in the petroleum segment and relate mostly to air and water quality projects and activities at the company's refineries, oil and gas producing facilities and marketing facilities. For 1997, the company estimates that capital expenditures for environmental control facilities will be approximately $222 million. The actual expenditures for 1997 will depend on various conditions affecting the company's operations and may differ significantly from the company's forecast. The company is committed to protecting the environment wherever it operates, including strict compliance with all governmental regulations. The future annual capital costs of fulfilling this commitment are uncertain, but are expected to stabilize at the 1996 levels following the completion of major air quality projects in 1995 to produce cleaner-burning fuels at the company's two California refineries.

Under provisions of the Superfund law, Chevron has been designated as a potentially responsible party (PRP) for remediation of a portion of 266 hazardous waste sites. Since remediation costs will vary from site to site as well as the company's share of responsibility for each site, the number of sites in which the company has been identified as a PRP should not be used as a relevant measure of total liability. At year-end 1996, the company's environmental remediation reserve related to Superfund sites amounted to $45 million. Forecasted expenditures for the largest of these sites, located in California, amounts to approximately 20 percent of the reserve.

The company's 1996 environmental expenditures, remediation provisions and year-end environmental reserves are discussed on pages FS-3 and FS-4 of this Annual Report on Form 10-K. These pages also contain additional discussion of the company's liabilities and exposure under the Superfund law and additional discussion of the effects of the Clean Air Act Amendments of 1990.

     CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE
               THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
              PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report on Form 10-K contains forward-looking statements relating to Chevron's operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

Among the factors that could cause actual results to differ materially are crudeoil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

Item 2. Properties

The location and character of the company's oil, natural gas and coal properties and its refining, marketing, transportation and chemical facilities are described above under Item 1. Business and Properties. Information in response to the Securities Exchange Act Industry Guide No. 2 ("Disclosure of Oil and Gas Operations") is also contained in Item 1 and in Tables I through VI on pages FS-34 to FS-39 of this Annual Report on Form 10-K. Note 13, "Properties, Plant and Equipment," to the company's financial statements contained on page FS-28 of this Annual Report on Form 10-K presents information on the company's gross and net properties, plant and equipment, and related additions and depreciation expense, by geographic area and industry segment for 1996, 1995 and 1994.


Item 3. Legal Proceedings

A. Cities Service Co. v. The Gulf Oil Corporation, Case No. CA2-1998, Oklahoma State District Court for the District of Tulsa.
This is an action by Cities Service Company (now OXY USA Inc. as successor in interest) against Gulf Oil Corporation (now Chevron U.S.A. Inc.) and GOC Acquisition Corporation ("Gulf") alleging breach of contract, malicious breach of contract, and fraud arising out of a terminated merger agreement. The complaint was originally filed in August 1982 in Oklahoma State Court. Trial commenced April 15, 1996.

On July 18, 1996, the jury returned a verdict for Gulf on Cities' fraud and malicious breach of contract claims. On Cities' breach of contract claim, the court directed verdicts that (1) Gulf had breached the contract, (2) Cities was entitled to recover certain attorneys' fees related to the Gulf/Cities merger, and (3) Cities was entitled to recover the cost of a settlement with and repurchase the stock from Mesa Petroleum Corporation if the jury found that the settlement and repurchase were done in reliance on the merger agreement with Gulf. In its verdict, the jury found against Gulf on the reliance issue. Accordingly, on July 19, 1996, the court entered a judgment of $742,206,906 against Gulf, which included $512,585,506 in prejudgment interest awarded by the court, which interest continues to accrue. No motions for relief from the judgment were filed in the trial court. On July 31, 1996, the court approved Gulf's supersedeas bond, thus staying enforcement of the judgment during pendency of Gulf's appeal.

On August 14, 1996, Gulf appealed from the judgment. On December 31, 1996, the Oklahoma Supreme Court granted the parties' motion to retain appeal for decision, rather than having it transferred to the Oklahoma Court of Appeals.

B.   Premanufacturing Notification for Detergent Additives.
On September 30, 1993, the United States Environmental Protection Agency ("EPA") instituted an administrative proceeding, assessing civil penalties of about $17 million for alleged violations of the Toxic Substances Control Act ("TSCA"). EPA contended that the company was required to file premanufacture notifications ("PMNs") with respect to six substances manufactured or imported since 1990. The company challenged the assessment on the grounds that PMNs were not required, because the chemicals were within the scope of the existing TSCA inventory listings. The company has settled this regulatory dispute by paying EPA a civil penalty of $375,000 as a complete resolution of the matter.

C.   Toxic Substances Control Act, Section 8(e) Civil Penalty.
The company has participated in EPA's TSCA section 8(e) Compliance Audit Program ("CAP"). This voluntary compliance audit program involved an EPA review of, among other things, toxicity studies performed by the company. EPA's review focused on whether such study results were reportable under TSCA section 8(e). In October 1996, based on its review and as a result of its findings, EPA assessed Chevron a civil penalty of $316,000, which the company has paid.

D.   Richmond Refinery Multimedia Inspection.
In 1993, EPA conducted a multimedia inspection of the Chevron Products Company Richmond, California Refinery, which focused on compliance related to various areas, including the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act. While certain aspects of the multimedia investigation have been closed, EPA has referred potential Clean Water Act violations of the refinery's NPDES permit to the Department of Justice for civil litigation.

The violations alleged involve 11 excursions of the NPDES permit's toxicity limit and numerous alleged violations of the by-pass prohibition contained in the permit. The company has strenuously contested the allegations relating to violations of the by-pass prohibitions, but does not contest the toxicity excursion allegations, which occurred over a five-year period.

No litigation has been instituted thus far, and settlement discussions are taking place.

E. U.S. v. Chevron U.S.A. Inc. - Outer Continental Shelf Lands Act Alleged Violations.
On March 5, 1997, the Department of Interior initiated litigation against Chevron in Federal District Court, Los Angeles, alleging that the company violated five regulations promulgated pursuant to the Outer Continental Shelf Lands Act at its Platform Grace facility located in federal waters off the Southern California coast. The allegations involved a surface control subsurface safety valve that failed tests conducted by an internal Chevron safety inspection team in May 1994. The cited violations stem from allegations that Chevron did not timely repair the valve. The alleged violations did not result in any injury to individuals or damage to the environment because of the redundant safety systems that were in place and operational at the time. Under the terms of the final settlement filed on March 5, 1997, Chevron has resolved the litigation by agreeing to pay a civil penalty of $1.165 million.


Other previously reported legal proceedings have been settled or the issues resolved so as not to merit further reporting.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant at March 1, 1997


   Name and Age         Executive Office Held          Major Area of
Responsibility

K. T. Derr 60           Chairman of the Board          Chief Executive Officer
                          since 1989
                        Director since 1981
                        Executive Committee
                        Member since 1986


J. N. Sullivan 59       Vice-Chairman of the
                         Board since 1989              Worldwide Refining,
                        Director since 1988            Marketing and
                        Executive Committee Member     Transportation
                         since 1986,                   Activities, Chemicals,
                                                       Real Estate
                                                       Environmental, Human
                                                       Resources, Coal,
                                                       Administrative Services,
                                                       Aircraft Services

H. D. Hinman 56         Vice-President and
                        General Counsel since 1993     Law
                        Executive Committee Member
                         since 1993

M. R. Klitten 52        Vice-President and Chief
                        Financial Officer              Finance
                         since 1989
                        Executive Committee Member
                         since 1989

R. H. Matzke   60       Vice-President since 1990      Overseas Exploration and
                        Director since 1997            Production
                        President of Chevron
                         Overseas Petroleum Inc.
                         since 1989
                        Executive Committee Member
                         since 1993

D. J. O'Reilly 50       Vice-President since 1991      U.S. Refining, Marketing
                        President of Chevron           and Supply
                         Products Company since 1994
                        Executive Committee Member
                         since 1994

J. E. Peppercorn 59     Vice-President since 1990      Chemicals
                        President of Chevron Chemical
                         Company since 1989
                        Executive Committee Member
                         since 1993

P.J. Robertson 50       Vice-President since 1994      North American
                        President of Chevron U.S.A.    Exploration and
                         Production Company            Production, Natural Gas
                         since 1997                    Liquids
                        Executive Committee Member
                         since 1997

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


H. D. Hinman     - Partner, Law Firm of Pillsbury Madison & Sutro - 1973
                 - Vice-President and General Counsel,
                    Chevron Corporation - 1993

D. J. O'Reilly   - Vice-President for Strategic Planning and Quality,
                    Chevron Corporation - 1991
                 - Vice-President, Chevron Corporation and
                    President, Chevron U.S.A. Products Company - 1994

P.J. Robertson   - President of Warren Petroleum Company - 1991
                 - Vice-President for Strategic Planning and Quality,
                    Chevron Corporation -1994
                 - Executive Vice-President of Chevron U.S.A.
                    Production Company - 1996
                 - Vice-President, Chevron Corporation and
                    President of Chevron U.S.A. Production Company - 1997

                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The information on Chevron's common stock market prices, dividends, principal exchanges on which the stock is traded and number of stockholders of record is contained in the Quarterly Results and Stock Market Data tabulations, on page FS-16 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected financial data for years 1992 through 1996 are presented on page FS-40 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The index to Financial Statements, Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 35 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The index to Financial Statements, Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 35 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information on Directors on pages 2 through 5 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 21, 1997, is incorporated herein by reference in this Annual Report on Form 10-K. See Executive Officers of the Registrant on pages 28 and 29 of this Annual Report on Form 10-K for information about executive officers of the company.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained on page 25 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 21, 1997 and is incorporated herein by reference in this Annual report on Form 10-K. Chevron believes all filing requirements were complied with during 1996.

Item 11. Executive Compensation

The information on pages 8 through 15 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 21, 1997, is incorporated herein by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information on pages 5 and 6 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 21, 1997, is incorporated herein by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

There were no relationships or related transactions requiring disclosure under
Item 404 of Regulation S-K

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

   (1) Financial Statements:                                  Page (s)

       Report of Independent Accountants                      FS-17

       Consolidated Statement of Income
        for the three years ended December 31, 1996           FS-17

       Consolidated Balance Sheet at December 31,
        1996 and 1995                                         FS-18

       Consolidated Statement of Cash Flows
        for the three years ended December 31, 1996           FS-19

       Consolidated Statement of Stockholders' Equity
        for the three years ended December 31, 1996           FS-20

       Notes to Consolidated Financial Statements             FS-21 to FS-33

   (2) Financial Statement Schedules:

       Caltex Group of Companies Combined
        Financial Statements                                  C-1 to C-21

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

(b) Reports on Form 8-K:

A Current Report on Form 8-K, dated January 24, 1997, was filed by the company on January 24, 1997. In this report Chevron announced its preliminary, unaudited earnings for the year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1997.

                                                            Chevron Corporation

                                                     By      KENNETH T. DERR*
                                                       -----------------------
                                                             Kenneth T. Derr,
                                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 1997.

Principal Executive Officers (And Directors)    Directors


   KENNETH T. DERR*                                     SAMUEL H. ARMACOST*
---------------------                                   -------------------
   Kenneth T. Derr, Chairman of the Board               Samuel H. Armacost

   JAMES N. SULLIVAN*                                   SAM GINN *
---------------------                                   ----------
   James N. Sullivan, Vice-Chairman of the Board        Sam Ginn

                                                        CARLA A. HILLS *
                                                        ----------------
                                                        Carla A. Hills

                                                        J. BENNETT JOHNSTON*
                                                        --------------------
                                                        J. Bennett Johnston

                                                        RICHARD H. MATZKE*
                                                        ------------------
Principal Financial Officer                             Richard H. Matzke

   MARTIN R. KLITTEN*                                   CHARLES M. PIGOTT*
---------------------                                   ------------------
   Martin R. Klitten, Vice-President                    Charles M. Pigott
   and Chief Financial Officer
                                                        CONDOLEEZZA RICE*
                                                        -----------------
Principal Accounting Officer                            Condoleezza Rice

   STEPHEN J. CROWE*                                    FRANK A. SHRONTZ*
--------------------                                    -----------------
   Stephen J. Crowe, Comptroller                        Frank A. Shrontz

                                                        CHANG-LIN TIEN *
                                                        ----------------
                                                        Chang-Lin Tien

                                                        GEORGE H. WEYERHAEUSER*
                                                        -----------------------
                                                         George H. Weyerhaeuser

*By:   /s/   LYDIA I. BEEBE                             JOHN A. YOUNG*
---------------------------                             --------------
   Lydia I. Beebe, Attorney-in-Fact                     John A. Young

EXHIBIT INDEX
Exhibit
No.         Description
3.1 Restated Certificate of Incorporation of Chevron Corporation, dated August 2, 1994, filed as Exhibit 3.1 to Chevron Corporation's Quarterly Report on Form 10-Q for the quarter and six month period ended June 30, 1994, and incorporated herein by reference.

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

10.2 Management Contingent Incentive Plan of Chevron Corporation, as amended May 2, 1989, filed as Exhibit 10.2 to Chevron Corporation's Annual Report on Form 10-K for 1989, and incorporated herein by reference. All outstanding awards under this plan have been made and the plan is no longer in effect.

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

12.1   Computation of Ratio of Earnings to Fixed Charges (page E-1).

21.1   Subsidiaries of Chevron Corporation (page E-2).

23.1   Consent of Price Waterhouse LLP (page E-3).

EXHIBIT INDEX
(continued)

Exhibit
No.         Description
23.2   Consent of KPMG Peat Marwick LLP (page E-4).

24.1   Powers of Attorney for directors and certain officers of Chevron
to     Corporation, authorizing the signing to of the Annual Report on
24.15  Form 10-K on their behalf.

27.1   Financial Data Schedule

99.1   Definitions of Selected Financial Terms (page E-5).

Copies of above exhibits not contained herein are available, at a fee of $2 per document, to any security holder upon written request to the Secretary's Department, Chevron Corporation, 575 Market Street, San Francisco, California 94105.

                INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS
           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                               Page(s)
                                                               -------------

Management's Discussion and Analysis                           FS-1 to FS-15

Quarterly Results and Stock Market Data                        FS-16

Report of Management                                           FS-16

Consolidated Income Statement                                  FS-17

Report of Independent Accountants                              FS-17

Consolidated Balance Sheet                                     FS-18

Consolidated Statement of Cash Flows                           FS-19

Consolidated Statement of Stockholders' Equity                 FS-20

Notes to Consolidated Financial Statements                     FS-21 to FS-33

Supplemental Information on Oil and Gas Producing Activities   FS-34 to FS-39

Five-Year Financial Summary                                    FS-40

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

1996 Highlights
---------------

-Net income of $2.607 billion was the highest in Chevron's history
-Chevron's average U.S. crude oil realization of $18.80 per barrel was the highest in seven years; average U.S. natural gas realization of $2.28 per thousand cubic feet was the highest in 13 years
-Worldwide oil and gas reserves increased for the fourth consecutive year;
   international crude oil production increased for the seventh consecutive year
-Cash provided by operating activities was $5.8 billion
-Debt was reduced by $1.6 billion
-Annual dividend to the stockholders increased for the ninth consecutive year

KEY FINANCIAL RESULTS
---------------------
Millions of dollars, except per-share amounts      1996      1995      1994
----------------------------------------------------------------------------

Sales and Other Operating Revenues             $ 42,782  $ 36,310  $ 35,130
Net Income                                     $  2,607  $    930  $  1,693
Special (Charges) Credits Included
   in Net Income                               $    (44) $ (1,032) $     22
Per Share:
Net Income                                     $   3.99  $   1.43  $   2.60
Dividends                                      $   2.08  $   1.925 $   1.85
Return On:
Average Capital Employed (Percent)                 12.7       5.3       8.7
Average Stockholders' Equity (Percent)             17.4       6.4      11.8
----------------------------------------------------------------------------

Chevron's net income for 1996 was a record $2.607 billion, up significantly from net income of $930 million in 1995 and $1.693 billion in 1994. Special items in all years and the 1995 adoption of a new accounting standard on asset impairment affected the comparability of the company's reported results. Net income was reduced by net special charges of $44 million in 1996 and $373 million in 1995. In addition, the adoption of a new accounting standard in 1995 reduced net income $659 million. Special items benefited net income $22 million in 1994. After excluding these items, operating earnings for 1996 were $2.651 billion, up 35 percent from $1.962 billion earned in 1995 and up 59 percent from $1.671 billion in 1994.

OPERATING ENVIRONMENT AND OUTLOOK. Industry conditions in 1996 in the crude oil and natural gas production business were the best in several years. Higher than expected demand and low industry inventory levels pushed Chevron's average crude oil realizations to their highest level in seven years and U.S. natural gas prices to their highest level in 13 years. With its worldwide oil and gas production at an 11-year high, Chevron was well positioned to benefit from these favorable conditions. Earnings in the company's upstream business (exploration and production) were at record levels.

However, in the downstream side of the business (refining and marketing) these higher prices dampened operating results because a highly competitive marketplace prevented the increased feedstock and fuel costs from being fully recovered in refined product prices, particularly gasoline, for much of the year. Additionally, the increased manufacturing cost of the cleaner-burning gasolines mandated by California in 1996 contributed to the depressed sales margins. Nevertheless, Chevron's downstream earnings improved from 1995, when poor refining margins and significant refinery downtime reduced earnings, particularly in the United States. Much of the 1995 refinery downtime was to upgrade and modify the company's two California refineries to manufacture the California-mandated gasolines required at the pump in 1996. Chevron successfully introduced the fuels with no supply disruptions.

The U.S. chemicals industry entered a cyclical downturn in the latter half of 1995, which persisted throughout 1996. Industry overcapacity depressed prices for most of the company's major chemical products at the same time that rising crude oil and natural gas prices increased feedstock and fuel costs. Although sales volumes remained strong, earnings from Chevron's chemical operations declined.

In early 1997, crude oil and natural gas prices declined. Chevron's posted price for West Texas Intermediate (WTI), a benchmark crude oil, was $25.00 at year-end 1996, and was $20.75 at February 21, 1997. The Henry Hub natural gas spot price, an industry marker, was $3.72 per thousand cubic feet at year-end 1996, but had retreated to the $2.00 level by late February 1997.

Weak sales margins for the company's refined and chemical products have continued into the first quarter of 1997; however, the decline in crude oil prices should eventually allow refined product prices to better reflect their raw material costs. The chemicals industry oversupply is expected to continue through 1997.

Chevron continues to review its operations to improve its competitiveness and profitability. In May 1996, the company completed its exit from the real estate development business with the sale of its last major portfolio of California properties. In October, four mature producing oil fields in the United Kingdom sector of the North Sea and one in Indonesia were sold. Proceeds of nearly $500 million from these sales provided funds for more attractive growth projects.

In August 1996, the merger of Chevron's natural gas marketing business and its natural gas liquids company, Warren Petroleum, with NGC Corporation was completed. Chevron received a 28 percent equity ownership in NGC and about $295 million in cash and notes. NGC is a leading gatherer, processor, transporter and marketer of energy products in North America and the United Kingdom.

In April 1996, Chevron's 50 percent-owned Caltex affiliate sold its interest in two Japanese refineries for $2 billion. Caltex paid a dividend from part of the proceeds to its shareholders and used the balance for investment in higher-growth Asia-Pacific areas. Caltex's grass-roots 130,000-barrels-per-day refinery in Thailand started up midyear, and the expansion of its 50 percent-owned refinery in Korea was completed in late 1996, doubling its capacity to 600,000 barrels per day.

The company announced in November it was merging its United Kingdom refining and marketing subsidiary, Gulf Oil (Great Britain) Ltd., with those of Elf and Murphy Oil. After the merger, expected to be completed in the second quarter of 1997, Chevron will own about 41 percent of the new larger company, which through its 1,500 service stations will have about 8 percent of the U.K. fuels market. In connection with this anticipated transaction, a $200 million after-tax estimated impairment provision was recognized in 1996 results.

Several major chemicals projects are under way or have been announced, which should position Chevron to benefit from the next upturn in the chemicals industry. These include expansion of high-density polyethylene capacity at the Orange, Texas, plant; a paraxylene expansion at the Pascagoula, Mississippi, refinery; expansion of ethylene and cumene production facilities at Port Arthur, Texas; and an expansion of a polystyrene plant at Marietta, Ohio. Internationally, the company is constructing a fuel and lube oil additives plant in Singapore; has announced plans to build a polystyrene plant in China; and through a 50-50 joint venture, is building a benzene plant and cyclohexane unit in Saudi Arabia.

INTERNATIONAL EXPLORATION AND PRODUCTION DEVELOPMENTS. Significant progress was made in 1996 in unlocking the vast oil and gas reserves of the Tengiz oil field in Kazakstan, in which Chevron held a 50 percent interest through its Tengizchevroil (TCO) affiliate.

Despite the lack of adequate export facilities, TCO, in 1996, was very successful in developing alternate oil markets, with production averaging 112,000 barrels per day, nearly double the 58,000 barrels per day produced in 1995. At year-end 1996, the joint venture was producing about 160,000 barrels per day. In addition, several significant steps were taken toward the ultimate development of an export pipeline. In March 1996, the Caspian Pipeline Consortium (CPC), formed in 1992 by the governments of Kazakstan, Russia and Oman, was restructured. Private companies, including Chevron, were given the opportunity to join. In early December 1996, an agreement was signed that will allow CPC, in which Chevron will have a 15 percent interest, to begin construction of a pipeline from the Tengiz oil field to the Russian Black Sea coast. The 900-mile, $2 billion pipeline is expected to be completed in 1999.

In January 1997, Chevron reached an agreement in principle to sell 10 percent of its 50 percent interest in TCO to an affiliate of LUKoil, a Russian oil company, and Arco, thereby reducing Chevron's ownership to 45 percent. The company will record a gain from the sale, expected to occur in the first quarter of 1997.

In July 1996, the company began operating the 80,000-barrels-per-day Boscan oil field in Venezuela, under an agreement with Maraven, a subsidiary of Petroleos de Venezuela, the national oil company. Under this 20-year agreement (with a 10-year extension option), Chevron assumed financial, technical and operational responsibilities for the production and development of the field and, in return, will receive operating expense and capital recovery plus interest and an incentive fee. Chevron plans to spend $250 million, on behalf of Maraven, over the next three years with the expectation of increasing production to 115,000 barrels per day by 1999.

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

Using definitions and guidelines established by the American Petroleum Institute, Chevron estimates its worldwide environmental spending in 1996 was about $903 million for its consolidated companies. Included in these expenditures were $206 million of environmental capital expenditures and $697 million of costs associated with the control and abatement of hazardous substances and pollutants from ongoing operations. The total amount also includes spending charged against reserves established in prior years for environmental cleanup programs, but not non-cash provisions to increase these reserves or establish new ones during the year.

In addition to the costs for environmental protection associated with its ongoing operations and products, the company may incur expenses for corrective actions at various currently and previously owned facilities and waste disposal sites. An obligation to take remedial action may be incurred as a result of the enactment of laws, such as the federal Superfund law, or the issuance of new regulations or as the result of the company's own policies in this area. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. In addition, an obligation may arise when operations are closed or sold, or at non-Chevron sites where company products have been handled or disposed of. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under standards existing at the time, but now require investigatory and/or remedial work to meet current standards.

The company retained certain environmental cleanup obligations when it sold the Port Arthur, Texas, refinery in 1995, and anticipated costs were accrued at the time of sale. Under the terms of the sales contract, these obligations will be re-evaluated in 1997.

During 1996, the company recorded $99 million of before-tax provisions ($64 million after tax) for environmental remediation efforts, including Superfund sites. Actual expenditures charged against these provisions and other previously established reserves amounted to $198 million in 1996. At year-end 1996, the company's environmental remediation reserves were $1.135 billion, including $45 million related to Superfund sites.

Under provisions of the Superfund law, the Environmental Protection Agency
(EPA) has designated Chevron a potentially responsible party (PRP), or has otherwise involved it, in the remediation of 266 hazardous waste sites. The company has made provisions or payments in 1996 and prior years for approximately 182 of these sites. No single site is expected to result in a material liability for the company at this time. For the remaining sites, investigations are not yet at a stage where the company is able to quantify a probable liability or determine a range of reasonably possible exposure. The Superfund law provides for joint and several liability. Any future actions by the EPA and other regulatory agencies to require Chevron to assume other responsible parties' costs at designated hazardous waste sites are not expected to have a material effect on the company's consolidated financial position or liquidity.

It is likely the company will continue to incur additional charges, beyond those reserved, for environmental remediation relating to past operations. These future costs are indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the amounts of future costs may be material to the company's results of operations in the period in which they are recognized, the company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had or will have any significant impact on the company's competitive position relative to other domestic or international petroleum or chemicals concerns. Although environmental compliance costs are substantial, the company has no reason to believe they vary significantly from similar costs incurred by other companies engaged in similar businesses in similar areas. The company believes that such costs ultimately are reflected in the petroleum and chemicals industries' prices for products and services.

Over the past several years, the petroleum industry has incurred major capital expenditures to meet clean-air regulations, such as the 1990 amendments to the Clean Air Act in the United States. For companies operating in California, where Chevron has a significant presence, the California Air Resources Board
(CARB) has imposed even stricter requirements. Over the five-year period 1991-1995, Chevron spent about $1.8 billion on capital projects to comply with air quality measures, the majority of which related to complying with CARB requirements. The bulk of this spending was completed in 1995, which resulted in a decrease in capitalized air-quality expenditures from approximately $500 million in each of the years 1994 and 1995 to $70 million in 1996. For 1997, total worldwide environmental capital expenditures are estimated at $222 million. These capital costs are in addition to the ongoing costs of complying with other environmental regulations and the costs to remediate previously contaminated sites.

In addition to the reserves for environmental remediation discussed previously, the company maintains reserves for dismantlement, abandonment and restoration of its worldwide oil and gas and coal properties at the end of their productive lives. Most such costs are environmentally related. Provisions are recognized on a unit-of-production basis as the properties are produced. The amount of these reserves at year-end 1996 was $1.5 billion and is included in accumulated depreciation, depletion and amortization in the company's consolidated balance sheet.

For the company's other ongoing operating assets, such as refineries, no provisions are made for exit or cleanup costs that may be required when such assets reach the end of their useful lives unless a decision to sell or otherwise abandon the facility has been made.

OTHER CONTINGENCIES. The company is the subject of various lawsuits and claims and other contingent liabilities including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices. A breach of contract lawsuit brought by OXY U.S.A. against the company resulted in a judgment against Chevron in July 1996 of $742 million, including interest that continues to accrue. The company has filed an appeal. While the outcome cannot presently be determined with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed. These matters are discussed in the notes to the accompanying consolidated financial statements. The company believes that the resolution of these matters will not materially affect its financial position or liquidity, although losses could be material with respect to earnings in any given period.

The company's operations can be affected by changing economic, regulatory and political environments in the various countries where it operates. Political uncertainty and civil unrest may threaten the safety of employees and the company's continued presence in a country. These factors are carefully considered when evaluating the level of current and future activity in such countries.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and are relatively straightforward, involve little complexity and, with the exception of certain long-term natural gas swaps, are of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction; hence gains and losses arising from these instruments offset, and are recognized concurrently with, gains and losses from the underlying commodities. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities andother derivatives activities, including forward exchange contracts and interest rate swaps, and that its control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures.

SPECIAL ITEMS. Net income is affected by transactions that are unrelated to, or are not representative of, the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year, as well as affect comparability between years. Following is a table that summarizes the (losses) gains, on an after-tax basis, from special items included in the company's reported net income.

                                                    Year ended December 31
                                                ----------------------------
Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                      $      -  $   (659) $      -
  Other                                            (337)     (304)        -
Asset Dispositions                                  391         7        48
Environmental Remediation Provisions                (54)      (90)     (304)
Prior-Year Tax Adjustments                           52       (22)      344
Restructurings and Reorganizations                  (14)      (50)      (45)
LIFO Inventory (Losses) Gains                        (4)        2       (10)
Other                                               (78)       84       (11)
----------------------------------------------------------------------------
Total Special Items                            $    (44) $ (1,032) $     22
----------------------------------------------------------------------------

Asset write-offs and revaluations in 1996 were related primarily to a $200 million estimated impairment provision in connection with the company's decision to merge its United Kingdom refining and marketing operations with those of two other oil companies in 1997. Also, 1996 included $68 million of impairment writedowns of oil and gas properties and related pipeline facilities, a $29 million adjustment to the 1995 provision for the loss anticipated from exiting the real estate development business, including additional amounts for environmental remediation, and $40 million for other asset write-offs. In 1995, an estimated loss of $168 million was recognized in connection with the company's decision to exit its real estate development business. Concurrent with implementing the new accounting standard for asset impairment in 1995, and in preparation for installation of the company's new financial information system, a comprehensive review of all the company's fixed assets was conducted. As a result of this review, asset write-offs of $94 million were recorded. Also, the writedown of certain assets made obsolete by the conversion of two West Coast refineries to produce the new California-mandated reformulated gasolines amounted to $38 million. Other miscellaneous asset write-offs in 1995 amounted to $4 million. Effective in 1995, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard required non-cash charges amounting to $659 million after tax, mostly related to impairment writedowns of U.S. oil and gas producing properties.

Asset dispositions in 1996 increased earnings $391 million and included a $279 million gain from the company's Caltex affiliate's sale of interests in two Japanese refineries; a net $80 million gain from the sales of producing properties in the North Sea, Indonesia and the Gulf of Mexico; and a $32 million gain from the merger of the company's natural gas marketing business and natural gas liquids company with NGC Corporation. In 1995, asset dispositions increased earnings a net $7 million and consisted of sales of a fertilizer plant, a natural gas storage facility, and a U.S. oil and gas property. The 1994 sale of the company's lead and zinc prospect in Ireland generated an after-tax profit of $48 million.

Environmental remediation provisions pertain to estimated future costs for environmental cleanup programs at certain of the company's service stations, marketing terminals, refineries, chemical locations, and oil and gas properties; divested operations in which Chevron has liability for future cleanup costs; and sites, commonly referred to as Superfund sites, for which the company has been designated a PRP by the EPA. Provisions for environmental remediation amounted to $54 million in 1996, $90 million in 1995 and $304 million in 1994.

Prior-year tax adjustments are generally the result of the settlement of audit issues with taxing authorities or the re-evaluation by the company of its tax liabilities as a result of new developments. Also, adjustments are required for the effect on deferred income taxes of changes in statutory tax rates. A federal tax audit settlement in 1996 benefited earnings $52 million. In 1995, charges for prior-year tax adjustments were $22 million, relating primarily to a change in the Australian income tax rate. Tax adjustments in 1994 increased earnings $344 million, including the net reversal of $301 million of tax and related interest reserves resulting from the company's global settlement with the Internal Revenue Service for issues relating to the years 1979 through 1987.

Restructurings and reorganizations in 1996 resulted in charges of $14 million for various employee severance programs. Charges in 1995 were $50 million, including $12 million related to restructurings at Chevron's Caltex affiliate, and consisted principally of employee severance provisions in connection with reorganizations of various business activities. In 1994, a $45 million adjustment was made to a prior-year charge in connection with the terms of the sale of the Philadelphia and Port Arthur, Texas, refineries, and to recognize the effect of the Port Arthur Refinery sale on the company's chemicals operations. The Philadelphia Refinery was sold in August 1994, and the Port Arthur Refinery sale was completed in February 1995.

LIFO inventory liquidation (losses) gains result from the reduction of inventories in certain inventory pools valued under the Last-In, First-Out
(LIFO) accounting method. LIFO losses decreased net income in 1996 and 1994 by $4 million and $10 million, respectively, when inventories were liquidated at historical costs that were higher than costs incurred in those years. LIFO effects increased net income in 1995 by $2 million as inventories were liquidated at historical costs that were lower than the current-year costs. These amounts include the company's equity share of Caltex LIFO inventory effects. Chevron's consolidated petroleum inventories were 83 million barrels at year-end 1996, 93 million barrels at year-end 1995 and 99 million barrels at year-end 1994.

Other special items reduced earnings a net $78 million in 1996, consisting primarily of litigation matters that were offset partially by a $12 million refund of federal lease costs. In 1995, other special items benefited earnings a net $84 million, when a gain of $86 million related to a sale of land by a Caltex affiliate in Japan and a refund of $27 million for federal lease costs were offset partially by litigation and other costs of $29 million. Charges in 1994 for litigation and regulatory settlements of $31 million were offset partially by a casualty insurance recovery of $20 million.

RESULTS OF OPERATIONS. 1996 was a very successful year for Chevron. Not only were earnings at record levels, but the company performed well operationally. Both U.S. and international upstream posted record earnings, and the refining and marketing business increased operating earnings by 28 percent from depressed 1995 levels despite market competition that prevented higher feedstock and fuel costs from being fully recovered. A cyclical downturn in the chemicals industry caused an earnings decline in 1996 from the record level of 1995. Although sales volumes remained strong for most of the year, lower prices and higher feedstock and fuel costs resulted in lower margins for most of the company's major chemical products. International oil and gas production and reserves increased for the seventh consecutive year. In 1996, international oil and gas production was up 7 percent, and the company replaced about 149 percent of its international production through proved reserve additions, resulting in a worldwide replacement rate of 112 percent.

Operating results for 1995, compared with 1994, were strong in all areas except for U.S. downstream operations, where very poor results dampened total earnings. Both chemicals and international upstream businesses turned in then-record earnings. U.S. upstream earnings declined slightly from 1994 as higher crude oil prices did not fully offset low natural gas prices. Poor industry refining margins, coupled with scheduled and unscheduled maintenance at all the company's core refineries, particularly an extended turnaround at the Richmond, California, refinery to tie in new units required to produce the new state-mandated reformulated fuels, resulted in severely depressed earnings for these operations.

Sales and other operating revenues were $42.8 billion in 1996, compared with $36.3 billion in 1995 and $35.1 billion in 1994. Revenues improved from 1995 and 1994 primarily because of higher prices and sales volumes for crude oil and natural gas and higher prices for refined products, partially offset by lower refined products sales volumes and chemicals prices. Sharply higher crude oil, natural gas and refined products prices accounted for the increase in purchased crude oil and products costs in 1996, compared with 1995 and 1994.

Other income in all years included net gains resulting from the disposition of assets, which caused other income to fluctuate from year to year.

Operating, selling and administrative expenses, adjusted for special items, increased slightly in 1996, largely because higher fuel and transportation costs and accruals for performance-based employee compensation costs more than offset continued reductions in other expenses. Operating expenses in 1995 were negatively affected by scheduled refinery shutdowns and maintenance. Unanticipated costs associated with unscheduled refinery shutdowns and other refinery operating problems also affected operating costs in both 1995 and 1994.

Reported selling, general and administrative expenses in 1994 were unusually low due to a reversal of $319 million of accrued interest reserves on federal income taxes payable resulting from the company's settlement with the IRS of most issues for nine open tax years.

                                                    Year ended December 31
                                                ----------------------------
Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Reported Operating Expenses                    $  6,007  $  5,974  $  6,383
Reported Selling, General and
  Administrative Expenses                         1,377     1,384       963
----------------------------------------------------------------------------
Total Operational Costs                           7,384     7,358     7,346
Eliminate Special Charges
  Before Tax                                       (437)     (514)     (230)
----------------------------------------------------------------------------
Adjusted Ongoing
  Operational Costs                            $  6,947  $  6,844  $  7,116
----------------------------------------------------------------------------

Depreciation, depletion and amortization expense decreased in 1996 following the 1995 adoption of SFAS No. 121, which resulted in the impairment of certain of the company's fixed assets, mostly oil and gas producing properties, and other 1995 adjustments to fixed asset carrying values; 1995 expense included the special charge to implement the new standard.

Taxes on income were $2.133 billion in 1996, $859 million in 1995 and $1.110 billion in 1994, equating to effective income tax rates of 45 percent, 48 percent and 39.6 percent for each of the three years, respectively. The lower tax rate in 1996, compared with 1995, reflects a shift in the international earnings mix from higher tax-rate countries to lower tax-rate countries and a favorable swing in prior-year tax adjustments. These effects were offset partially by a decrease in equity earnings recorded on an after-tax basis. The 1995 tax rate reflected a shift in taxable earnings from lower tax-rate countries to higher tax-rate countries. This increase in the tax rate was offset partially by higher tax credits and an increase in equity earnings recorded on an after-tax basis. The lower 1994 tax rate is attributable to the effect of favorable prior-year tax adjustments resulting from a global settlement with the IRS of most issues for the years 1979 through 1987, which included the reversal of excess interest reserves with little associated tax effect.

Currency transactions decreased net income $26 million, $15 million and $64 million in 1996, 1995 and 1994, respectively. These amounts include the company's share of affiliates' currency transactions. The loss on currency transactions in 1996 resulted from fluctuations in the value of the United Kingdom and Australian currencies relative to the U.S. dollar. In 1995 the loss was related to fluctuations in the value of the Canadian and Nigerian currencies, and in 1994 it was due primarily to fluctuations in the value of the Australian and Philippine currencies.

RESULTS BY MAJOR OPERATING AREAS

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Exploration and Production
  United States                                $  1,087  $     72  $    518
  International                                   1,211       690       539
----------------------------------------------------------------------------
  Total Exploration and Production                2,298       762     1,057
----------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                     193      (104)       40
  International                                     226       345       239
----------------------------------------------------------------------------
  Total Refining, Marketing
    and Transportation                              419       241       279
----------------------------------------------------------------------------
  Total Petroleum                                 2,717     1,003     1,336
----------------------------------------------------------------------------
Chemicals                                           200       484       206
Coal and Other Minerals                              46       (18)      111
Corporate and Other                                (356)     (539)       40
----------------------------------------------------------------------------
Net Income                                     $  2,607  $    930  $  1,693
----------------------------------------------------------------------------

SPECIAL ITEMS BY MAJOR OPERATING AREAS

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Exploration and Production
  United States                                $    (22) $   (480) $    (66)
  International                                      69      (121)       20
----------------------------------------------------------------------------
  Total Exploration and Production                   47      (601)      (46)
----------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                     (97)     (179)     (285)
  International                                      59        62       (10)
----------------------------------------------------------------------------
  Total Refining, Marketing
    and Transportation                              (38)     (117)     (295)
----------------------------------------------------------------------------
  Total Petroleum                                     9      (718)     (341)
----------------------------------------------------------------------------
Chemicals                                           (28)      (40)       (9)
Coal and Other Minerals                              (2)      (65)       48
Corporate and Other                                 (23)     (209)      324
----------------------------------------------------------------------------
Total Special Items
  Included in Net Income                       $    (44) $ (1,032) $     22
----------------------------------------------------------------------------

U.S. exploration and production earnings in 1996, excluding special items, were the highest in the company's history. Earnings more than doubled from 1995 levels and were up 90 percent from 1994. Operationally, the significant improvement in U.S. upstream earnings for 1996 was due to higher crude oil and natural gas prices compared with 1995 and 1994, more than offsetting lower liquids production. In 1995, higher crude oil prices than in 1994 did not fully offset the effects of lower production volumes and lower natural gas prices. Natural gas accounts for about half the company's combined U.S. oil and gas production.

Net liquids production for 1996 averaged 341,000 barrels per day, down 3 percent from 350,000 barrels per day in 1995 and down 8 percent from 369,000 barrels per day in 1994. Net natural gas production in 1996 and 1995 averaged about 1.9 billion cubic feet per day, compared with 2.1 billion cubic feet per day in 1994. The production declines resulted from producing property sales and normal field declines, partially offset by new production. The company has several major long-term projects under way, primarily in the Gulf of Mexico, which by the 1996 fourth quarter had stabilized its U.S. oil and gas production volumes.

The company's average crude oil realizations were $18.80 per barrel in 1996, an increase of $3.46 from $15.34 per barrel in 1995 and nearly $5.00 more than the $13.86 per barrel averaged in 1994. From a low point of $11.03 per barrel in December 1993, realizations recovered to the $14.50 to $15.00 range by mid-1994 and remained relatively steady at $15.00 to $16.00 during 1995. In 1996, Chevron's crude oil realizations increased during the year, reaching $21.93 in December, but began to decline in early 1997.

U.S. Exploration and Production

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Earnings, Excluding Special Items              $  1,109  $    552  $    584
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                             -      (490)        -
  Other                                             (19)       (7)        -
Asset Dispositions                                   17        (2)        -
Environmental Remediation Provisions                (10)       (8)      (51)
Restructurings and Reorganizations                    1         -         -
LIFO Inventory Losses                                 -         -        (4)
Other                                               (11)       27       (11)
----------------------------------------------------------------------------
Total Special Items                                 (22)     (480)      (66)
----------------------------------------------------------------------------
Reported Earnings                              $  1,087  $     72  $    518
----------------------------------------------------------------------------

The company's average natural gas prices were $2.28 per thousand cubic feet in 1996, up 77 cents from $1.51 in 1995 and up 51 cents from the 1994 average of $1.77. Low inventories and increased demand caused by extremely cold weather in the eastern half of the United States caused the company's natural gas prices to peak at an average of $3.75 in December 1996. Prices remained strong in January 1997, but began falling rapidly in February as the winter weather moderated.

Exploration expenses in 1996 increased from both 1995 and 1994 levels on increased exploration activity in the Gulf of Mexico. Ongoing depreciation expense declined each year as a result of lower production volumes and, in 1996, from lower carrying values of assets impaired upon implementation of SFAS No. 121.

International exploration and production's record earnings in 1996 reflected higher crude oil and natural gas sales volumes and higher crude oil prices, compared with 1995 and 1994. In 1995, the same factors contributed to the increase in earnings from 1994. Also contributing to the improved results in 1995 were significantly lower effective tax rates in West Africa, primarily resulting from tax benefits associated with crude oil reserve additions.

Operationally, the company's average international liquids prices, including equity affiliates, increased to $19.48 per barrel from $16.10 in 1995 and $14.86 in 1994. Average natural gas prices were $1.86 per thousand cubic feet in 1996, compared with $1.73 and $1.84 in 1995 and 1994, respectively.

In 1996, net liquids production, including production from equity affiliates, increased 8 percent over 1995 to 702,000 barrels per day, and was up 13 percent from 1994 production levels. Production growth in Angola, Nigeria and Kazakstan and new production in Congo accounted for most of the increase. Net natural gas production volumes also increased in 1996, up 3 percent from 1995 to 584 million cubic feet per day and up 7 percent from 1994 levels. Production of crude oil and natural gas has been increasing steadily since the late 1980s, reflecting the company's successful strategy of growing its international operations.

International Exploration and Production

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Earnings, Excluding Special Items              $  1,142  $    811  $    519
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                             -       (81)        -
  Other                                             (17)        -         -
Asset Dispositions                                   91         -         -
Prior-Year Tax Adjustments                            -       (22)       20
Restructurings and Reorganizations                   (5)      (10)        -
LIFO Inventory Losses                                 -        (1)        -
Other                                                 -        (7)        -
----------------------------------------------------------------------------
Total Special Items                                  69      (121)       20
----------------------------------------------------------------------------
Reported Earnings                              $  1,211  $    690  $    539
----------------------------------------------------------------------------

SELECTED OPERATING DATA

                                                   1996      1995      1994
----------------------------------------------------------------------------
U.S. Exploration and Production
Net Crude Oil and Natural Gas
  Liquids Production (MBPD)                         341       350       369
Net Natural Gas
  Production (MMCFPD)                             1,875     1,868     2,085
Natural Gas Sales (MMCFPD)(1)                     3,588     2,815     2,598
Natural Gas Liquids Sales (MBPD)(1)                 187       213       215
Revenues from Net Production
  Crude Oil ($/Bbl)                            $  18.80  $  15.34  $  13.86
  Natural Gas ($/MCF)                          $   2.28  $   1.51  $   1.77

International Exploration and Production(1)
Net Crude Oil and Natural Gas
  Liquids Production (MBPD)                         702       651       624
Net Natural Gas
  Production (MMCFPD)                               584       565       546
Natural Gas Sales (MMCFPD)                          778       564       461
Natural Gas Liquids Sales (MBPD)                     36        47        34
Revenues from Liftings
  Liquids ($/Bbl)                              $  19.48  $  16.10  $  14.86
  Natural Gas ($/MCF)                          $   1.86  $   1.73  $   1.84

U.S. Refining and Marketing
Gasoline Sales (MBPD)                               556       552       615
Other Refined Products Sales (MBPD)                 566       565       699
Refinery Input (MBPD)                               951       925     1,213
Average Refined Products
  Sales Price ($/Bbl)                          $  29.94  $  26.19  $  24.37

International Refining and Marketing(1)
Refined Products Sales (MBPD)                       944       969       934
Refinery Input (MBPD)                               537       598       623

Chemicals Sales and Other Operating Revenues(2)
United States                                  $  2,936  $  3,332  $  2,801
International                                       605       621       561
----------------------------------------------------------------------------
Worldwide                                      $  3,541  $  3,953  $  3,362
----------------------------------------------------------------------------

MBPD = Thousands of barrels per day; MMCFPD = Millions of cubic feet per day; Bbl = Barrel; MCF = Thousands of cubic feet.
(1) Includes equity in affiliates.
(2) Millions of dollars. Includes sales to other Chevron companies.

U.S. refining and marketing earnings, excluding special items, were nearly four times greater than 1995 levels, but were still down 11 percent from 1994 results. Although much improved from 1995, U.S. downstream results were depressed in 1996 by competitive conditions in many of the company's markets that did not allow the full recovery of higher crude oil costs and, in California, the increased manufacturing cost of the mandated cleaner-burning gasolines. Market conditions were especially difficult late in the year when crude oil prices rose to their highest level since the 1991 Persian Gulf War, and price competition was especially strong in the major Los Angeles market. Refinery performance was improved from 1995, and the introduction of the new California reformulated gasolines went smoothly with no supply disruptions. Extensive scheduled and unscheduled refinery maintenance in 1995, coupled with weak industry refining margins, resulted in significantly reduced operating earnings compared with 1994. In addition, the Richmond, California, refinery was shut down for an extended period in the 1995 fourth quarter for upgrades required to produce California-mandated cleaner-burning gasolines.

U.S. Refining and Marketing

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Earnings, Excluding Special Items              $    290  $     75  $    325
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                             -         -         -
  Other                                             (48)     (112)        -
Asset Dispositions                                    4         -         -
Environmental Remediation Provisions                (29)      (62)     (249)
Restructurings and Reorganizations                   (1)       (7)      (39)
LIFO Inventory Gains                                  2         2         3
Other                                               (25)        -         -
----------------------------------------------------------------------------
Total Special Items                                 (97)     (179)     (285)
----------------------------------------------------------------------------
Reported Earnings (Loss)                       $    193  $   (104) $     40
----------------------------------------------------------------------------

Average refined products prices were higher in 1996 compared with 1995 and 1994, primarily reflecting the increase in crude oil feedstock and manufacturing costs, but margins continued to be weak as industry refined products availability remained ample. Margins were even worse in 1995 when poor industry refining margins combined with higher maintenance expenses caused by extensive refinery downtime. The downtime also required more expensive third-party product purchases to supply the company's marketing system.

Refined product sales volumes in 1996 and 1995 averaged 1.12 million barrels per day, down about 15 percent from 1994 levels, largely due to the sales of the company's Philadelphia Refinery in August 1994 and its Port Arthur, Texas, refinery in February 1995 in connection with a major restructuring of U.S. refining and marketing operations. The volume declines in 1996 and 1995 occurred primarily in unbranded bulk sales, whereas volumes sold through the company's marketing system increased 2 percent in 1996 from 1995 and 1994 levels.

International refining and marketing earnings include international marine operations and equity earnings of the company's Caltex Petroleum Corporation affiliate in addition to earnings from its consolidated refining and marketing subsidiaries. Excluding special items, 1996 earnings of $167 million decreased 41 percent from 1995 levels and 33 percent from 1994. The 1996 earnings decline from the two prior periods was due primarily to poor refining margins throughout Caltex's major operating areas in the Asia-Pacific region. The improved results for 1995, compared with 1994, reflected higher ocean freightrates and lower operating expenses in the company's shipping operations from 1994 levels. Results in all three years reflected weak industry conditions thatheld down product prices, resulting in shrinking sales margins in the company's major areas of operations, particularly in the United Kingdom.

International Refining and Marketing

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Earnings, Excluding Special Items              $    167  $    283  $    249
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                             -         -         -
  Other                                            (200)       (1)        -
Asset Dispositions                                  279         -         -
Environmental Remediation Provisions                (15)        -         -
Restructurings and Reorganizations                    1       (17)        -
LIFO Inventory Losses                                (6)        -       (10)
Other                                                 -        80         -
----------------------------------------------------------------------------
Total Special Items                                  59        62       (10)
----------------------------------------------------------------------------
Reported Earnings                              $    226  $    345  $     239
----------------------------------------------------------------------------

International refined products sales volumes decreased 3 percent in 1996 after increasing in each of the preceding six years. Caltex's sale of its interest in two Japanese refineries in early 1996 was the primary reason for the decline in sales volumes. Caltex refined products sales volumes, excluding transactions with Chevron, decreased 10 percent to 1.20 million barrels per day in 1996, compared with 1.33 million in 1995, and decreased 3 percent from 1.24 million barrels per day in 1994.

Equity earnings of Caltex were $408 million, $294 million and $210 million for 1996, 1995 and 1994, respectively. In 1996, Chevron's share of Caltex earnings included a $279 million benefit related to the sale of its interest in two Japanese refineries. Caltex earnings in 1995 included $13 million of favorable foreign tax benefits and an $86 million benefit from a gain related to a land sale by a Caltex affiliate in Japan. These gains were offset partially by other special items netting to $18 million related to Caltex restructurings and asset write-offs. Chevron's share of Caltex earnings benefited $2 million, $13 million and $15 million in 1996, 1995 and 1994, respectively, from upward adjustments to the carrying value of its petroleum inventories to reflect market values. Caltex foreign currency transactions resulted in losses of $24 million and $27 million in 1996 and 1994, respectively, and gains of $26 million in 1995.

Overall, international refining and marketing foreign currency transactions resulted in losses of $17 million and $19 million in 1996 and 1994, respectively, and gains of $19 million in 1995.

Chemicals earnings, excluding special items, were $228 million, down 56 percent from record 1995 results of $524 million, but up from $215 million earned in 1994. A cyclical downturn in the chemicals industry caused the 1996 earnings decline. Although sales volumes remained strong for most of the year, lower prices and higher feedstock and fuel costs resulted in lower margins for most of the company's major chemical products.

Chemicals

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Earnings, Excluding Special Items              $    228  $    524  $    215
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                             -       (13)        -
  Other                                             (12)      (14)        -
Asset Dispositions                                    -         9         -
Environmental Remediation Provisions                  -       (20)       (4)
Restructurings and Reorganizations                    -        (3)       (6)
LIFO Inventory Gains                                  -         1         1
Other                                               (16)        -         -
----------------------------------------------------------------------------
Total Special Items                                 (28)      (40)       (9)
----------------------------------------------------------------------------
Reported Earnings                              $    200  $    484  $    206
----------------------------------------------------------------------------

Coal and other minerals earnings, excluding special items, were about flat at $48 million, compared with $47 million in 1995, but down 24 percent from 1994 results. Coal earnings were depressed in 1996 and 1995 from an abundance of low-cost hydroelectric power in the western United States, resulting in low coal demand and low prices in both years compared with 1994. Sales, at about 16 million tons, were down 6 percent from 17 million tons in 1995 and down 20 percent from 20 million tons in 1994.

Coal and Other Minerals
Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Earnings, Excluding Special Items              $     48  $     47  $     63
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                             -       (63)        -
  Asset Dispositions                                  -         -        48
Restructurings and Reorganizations                   (2)       (2)        -
----------------------------------------------------------------------------
Total Special Items                                  (2)      (65)       48
----------------------------------------------------------------------------
Reported Earnings (Loss)                       $     46  $    (18) $    111
----------------------------------------------------------------------------

Corporate and other activities include interest expense, interest income on cash and marketable securities, real estate and insurance operations, and corporate center costs. Corporate and other net operating charges, excluding special items, were about flat with 1995 as foreign currency gains and lower interest expense offset higher insurance reserve adjustments and accruals for performance-based employee compensation costs. Corporate and other costs increased in 1995 from 1994 levels as higher interest rates and lower earnings from real estate operations more than offset lower corporate overhead expenses. Interest expense was lower in 1996 than 1995 and about level with 1994. The primary reason for the interest expense decline between 1996 and 1995 was the decrease in debt levels between the two years, while 1995 had higher debt levels and higher interest rates than 1994.

Corporate and Other

Millions of dollars                                1996      1995      1994
----------------------------------------------------------------------------
Charges, Excluding Special Items               $   (333) $   (330) $   (284)
----------------------------------------------------------------------------
Asset Write-Offs and Revaluations
  New Accounting Standard                             -       (12)        -
  Other                                             (41)     (170)        -
Prior-Year Tax Adjustments                           52         -       324
Restructurings and Reorganizations                   (8)      (11)        -
Other                                               (26)      (16)        -
----------------------------------------------------------------------------
Total Special Items                                 (23)     (209)      324
----------------------------------------------------------------------------
Reported (Loss) Earnings                       $   (356)  $  (539) $     40
----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. Cash, cash equivalents and marketable securities totaled $1.637 billion at year-end 1996, an increase of $243 million from year-end 1995. Cash provided by operating activities in 1996 was $5.797 billion, compared with $4.075 billion in 1995 and $2.896 billion in 1994. The 1996 increase reflected higher operating earnings, higher cash dividends from affiliated companies and lower working capital requirements. Cash from operations was more than adequate to fund the company's capital expenditures and dividend payments to stockholders and, together with proceeds from asset sales, enabled the company to reduce its debt level.

The company's debt and capital lease obligations totaled $6.694 billion at December 31, 1996, down $1.633 billion from $8.327 billion at year-end 1995. Significant debt transactions included the repayment of approximately $1.179 billion of short-term obligations, mostly commercial paper, and the early repayment in June 1996 of $280 million of 9.375 percent coupon debt due June 1, 2016. Other miscellaneous transactions reduced long-term debt and capital leases about $150 million.

In 1996, Chevron formed a federally chartered credit card bank, which is primarily responsible for issuing credit to the company's retail customers in the form of branded credit cards. As part of its activities, the bank sells substantially all of its receivables on a daily basis to a trust. In late 1996, $524 million of credit card receivables were sold to the trust, and most of the proceeds were used to reduce commercial paper borrowings.

The company's senior debt is rated AA by Standard & Poor's Corporation and Aa2 by Moody's Investors Service. Chevron's U.S. commercial paper is rated A-1+ by Standard & Poor's and Prime-1 by Moody's, and Chevron's Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. Moody's counterparty rating for Chevron is also Aa2. All these ratings denote high-quality, investment-grade securities.

The company's future debt level is dependent primarily on its capital spending program and its business outlook. The company currently expects its debt level to increase during 1997 and believes it has substantial borrowing capacity to meet unanticipated cash requirements.

On December 31, 1996, Chevron had $4.425 billion in committed credit facilities with various major banks. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities during the year or at year-end 1996. In addition, Chevron and one of its subsidiaries each have existing "shelf" registrations on file with the Securities and Exchange Commission that together would permit registered offerings of up to $1.3 billion of debt securities.

At year-end 1996, the company classified $1.8 billion of short-term obligations as long-term debt. Settlement of these obligations, consisting of commercial paper, is not expected to require the use of working capital in 1997 because the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

FINANCIAL RATIOS. The current ratio is the ratio of current assets to current liabilities at year-end. Two items negatively affect Chevron's current ratio, which in the company's opinion do not affect its liquidity. Included in current assets in all years are inventories valued on a LIFO basis, which at year-end 1996 were lower than current costs by $1.1 billion.

Financial Ratios

                                                   1996      1995      1994
----------------------------------------------------------------------------
Current Ratio                                       0.9       0.8       0.8
Interest Coverage Ratio                            10.9       4.1       7.6
Total Debt/Total Debt Plus Equity (Percent)        30.0      36.7      35.8

Also, the company's practice of continually refinancing its commercial paper, $3.6 billion classified as short-term at year-end 1996, results in a large portion of its short-term debt being outstanding indefinitely. The interest coverage ratio is defined as income before income tax expense, plus interest and debt expense and amortization of capitalized interest, divided by before-
tax interest costs. Chevron's interest coverage ratio improved significantly in 1996 due to higher before-tax income and lower interest expense. The company's debt ratio (total debt to total debt plus equity) decreased in 1996, as total debt decreased and stockholders' equity increased year to year, due to significantly higher netincome and cash flows.

CAPITAL AND EXPLORATORY EXPENDITURES. World-wide capital and exploratory expenditures for 1996 totaled $4.840 billion, including the company's equity share of affiliates' expenditures. Expenditures for exploration and production accounted for 62 percent of total outlays in 1996, compared with 57 percent in 1995 and 1994. International exploration and production spending was 61 percent of worldwide exploration and production expenditures in 1996, down from 68 percent in 1995 and 71 percent in 1994, reflecting the company's efforts to stabilize U.S. production while continuing its focus on international exploration and production activities.

The company projects 1997 capital and exploratory expenditures at a record $5.9 billion, including Chevron's share of spending by affiliates. This is up about 22 percent from 1996 spending levels. The 1997 program provides $3.6 billion for exploration and production investments, of which about 64 percent is for international projects. Several long-term development projects in the Gulf of Mexico designed to stabilize U.S. oil and gas production account for a major portion of the projected $1.3 billion to be spent in U.S. exploration and production.

Refining, marketing and transportation expenditures are estimated at about $1.4 billion, with $800 million of that planned for international projects. With the completion of the company's U.S. refinery upgrade projects to produce California-mandated gasolines, a majority of the $600 million in the 1997 U.S. downstream capital program will be spent for marketing projects. Most of the international downstream capital program will be focused on high-growth Asia-Pacific countries where the company's Caltex affiliate has a major program under way to upgrade its retail marketing system. The company plans to invest $700 million in the worldwide chemicals business, up about 40 percent from 1996 spending.


Capital and Exploratory Expenditures
                                        1996                   1995                      1994
                          ------------------------  ----------------------  ------------------------
                                      Inter-                 Inter-                    Inter-
Millions of dollars           U.S. national  Total    U.S. national  Total      U.S. national  Total
----------------------------------------------------------------------------------------------------
Exploration and Production  $1,168   $1,854 $3,022 $  879    $1,835 $2,714   $  807    $1,931 $2,738
Refining, Marketing
and Transportation             429      781  1,210    892       839  1,731      885       890  1,775
Chemicals                      377      120    497    172        32    204      109        29    138
Coal and Other Minerals         31       10     41     40         1     41       39        15     54
All Other                       70        -     70    110         -    110      114         -    114
----------------------------------------------------------------------------------------------------
Total                       $2,075   $2,765 $4,840 $2,093    $2,707 $4,800   $1,954    $2,865 $4,819
----------------------------------------------------------------------------------------------------
Total, Excluding Equity
in Affiliates               $2,037   $1,820 $3,857 $2,080    $1,808 $3,888   $1,927    $2,046 $3,973
----------------------------------------------------------------------------------------------------



FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements relating to Chevron's operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

QUARTERLY RESULTS AND STOCK MARKET DATA
Unaudited


                                                              1996                                1995
Millions of dollars             ----------------------------------   ---------------------------------
except per-share amounts          4TH Q    3RD Q    2ND Q    1ST Q    4TH Q    3RD Q    2ND Q    1ST Q
------------------------------------------------------------------------------------------------------
REVENUES
Sales and other
  operating revenues            $11,265  $10,846  $10,514  $10,157   $8,922   $9,171   $9,397   $8,820
Equity in net income of
  affiliated companies and
  other income                      246      203      483      179      235      143      170      224
------------------------------------------------------------------------------------------------------
TOTAL REVENUES                   11,511   11,049   10,997   10,336    9,157    9,314    9,567    9,044
------------------------------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products,
  operating and other expenses    8,288    7,654    7,516    7,207    6,606    6,527    6,375    6,255
Depreciation, depletion and
  amortization(1)                   603      558      524      531    1,679      560      566      576
Taxes other than on income        1,550    1,493    1,452    1,413    1,483    1,475    1,417    1,373
Interest and debt expense            90       93       85       96       94       93      104      110
------------------------------------------------------------------------------------------------------
TOTAL COSTS AND OTHER
  DEDUCTIONS                     10,531    9,798    9,577    9,247    9,862    8,655    8,462    8,314
------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE                980    1,251    1,420    1,089     (705)     659    1,105      730
INCOME TAX EXPENSE                  516      596      548      473     (287)     377      498      271
------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)(2)            $   464  $   655  $   872  $   616    $(418) $   282  $   607  $   459
------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
  PER SHARE                     $  0.71  $  1.00  $  1.34  $  0.94   $(0.64) $  0.44  $  0.93  $  0.70
------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE        $  0.54  $  0.54  $  0.50  $  0.50    $0.50  $  0.50  $0.4625  $0.4625
------------------------------------------------------------------------------------------------------
COMMON STOCK RANGE- High        $68 3/8  $63 3/8  $62 1/8  $58 7/8  $53 5/8  $50 3/8  $49 3/4  $48 1/2
                  - Low         $60 1/4  $55 7/8  $54 1/2  $51      $46 1/8  $46 5/8  $44 1/4  $43 3/8
------------------------------------------------------------------------------------------------------
(1) Fourth quarter 1995 includes $985 from the adoption of SFAS No. 121.
(2) Special (charges) credits included in Net Income,
      including a $659 charge for the adoption of a new
      accounting standard, SFAS No. 121, in the
      fourth quarter of 1995.   $  (221) $     5  $   172  $     -  $  (869) $  (222) $    (4) $    63
------------------------------------------------------------------------------------------------------

The company's common stock is listed on the New York stock exchange (trading symbol: CHV), as well as on the Chicago, Pacific, London and Swiss stock exchanges. It also is traded on the Boston, Cincinnati, Detroit and Philadelphia stock exchanges. As of February 21,1997, stockholders of record numbered approximately 129,200.

There are no restrictions on the company's ability to pay dividends. Chevron has made dividend payments to stockholders for 85 consecutive years.
------------------------------------------------------------------------------------------------------

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

/s/Kenneth T. Derr           /s/Martin R. Klitten          /s/Stephen J. Crowe
Kenneth T. Derr              Martin R. Klitten             Stephen J. Crowe

Chairman of the Board        Vice President                Comptroller
and Chief Executive Officer  and Chief Financial Officer

February 21, 1997

Consolidated Statement of Income
                                                       Year ended December 31
                                          -----------------------------------
Millions of dollars,
  except per-share amounts                   1996          1995          1994
-----------------------------------------------------------------------------
REVENUES
Sales and other operating revenues*       $42,782       $36,310       $35,130
Equity in net income of
  affiliated companies                        767           553           440
Other income                                  344           219           284
-----------------------------------------------------------------------------
TOTAL REVENUES                             43,893        37,082        35,854
-----------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products           22,826        18,033        16,990
Operating expenses                          6,007         5,974         6,383
Selling, general and
  administrative expenses                   1,377         1,384           963
Exploration expenses                          455           372           379
Depreciation, depletion and amortization    2,216         3,381         2,431
Taxes other than on income*                 5,908         5,748         5,559
Interest and debt expense                     364           401           346
-----------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS           39,153        35,293        33,051
-----------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE            4,740         1,789         2,803
INCOME TAX EXPENSE                          2,133           859         1,110
-----------------------------------------------------------------------------
NET INCOME                                $ 2,607       $   930       $ 1,693
-----------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK        $3.99         $1.43         $2.60
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                 652,769,250   652,083,804   651,672,238
-----------------------------------------------------------------------------
*Includes consumer excise taxes.           $5,202        $4,988        $4,790
See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS
AND THE BOARD OF DIRECTORS OF CHEVRON CORPORATION

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income,stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chevron Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 1995, the company changed its method of accounting for the impairment of long-lived assets to comply with the provisions of Statement of Financial Accounting Standards No. 121.

/s/PRICE WATERHOUSE LLP
San Francisco, California
February 21, 1997

                         Consolidated Balance Sheet

                                                                At December 31
                                                             -----------------
Millions of dollars                                             1996      1995
------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                    $   892   $   621
Marketable securities                                            745       773
Accounts and notes receivable
    (less allowance: 1996 - $71; 1995 - $69)                   4,035     4,014
Inventories:
   Crude oil and petroleum products                              669       822
   Chemicals                                                     507       487
   Materials, supplies and other                                 255       289
                                                             -----------------
                                                               1,431     1,598
Prepaid expenses and other current assets                        839       861
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           7,942     7,867
Long-term receivables                                            261       149
Investments and advances                                       4,463     4,087
Properties, plant and equipment, at cost                      46,936    48,031
Less: accumulated depreciation, depletion and amortization    25,440    26,335
                                                             -----------------
                                                              21,496    21,696
Deferred charges and other assets                                692       531
------------------------------------------------------------------------------
TOTAL ASSETS                                                 $34,854   $34,330
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                              $ 2,706   $ 3,806
Accounts payable                                               3,502     3,294
Accrued liabilities                                            1,420     1,257
Federal and other taxes on income                                745       558
Other taxes payable                                              534       530
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                      8,907     9,445
Long-term debt                                                 3,650     4,133
Capital lease obligations                                        338       388
Deferred credits and other non-current obligations             1,858     1,992
Non-current deferred income taxes                              2,851     2,433
Reserves for employee benefit plans                            1,627     1,584
------------------------------------------------------------------------------
TOTAL LIABILITIES                                             19,231    19,975
------------------------------------------------------------------------------
Preferred stock (authorized 100,000,000 shares,
   $1.00 par value, none issued)                                   -         -
Common stock (authorized 1,000,000,000 shares,
      $1.50 par value, 712,487,068 shares issued)              1,069     1,069
Capital in excess of par value                                 1,874     1,863
Deferred compensation - Employee Stock Ownership Plan (ESOP)    (800)     (850)
Currency translation adjustment and other                         96       174
Retained earnings                                             15,408    14,146
Treasury stock, at cost (1996 - 59,401,015 shares;
   1995 - 60,160,057 shares)                                  (2,024)   (2,047)
------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                    15,623    14,355
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $34,854   $34,330
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    Consolidated Statement of Cash Flows
                                                       Year ended December 31
                                          -----------------------------------
Millions of dollars,                         1996          1995          1994
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                              $ 2,607       $   930       $ 1,693
  Adjustments
    Depreciation, depletion
      and amortization                      2,216         3,381         2,431
    Dry hole expense related to
      prior years' expenditures                55            19            53
    Distributions greater than
     (less than) equity in
     affiliates' income                        61          (132)          (55)
    Net before-tax losses (gains) on
      asset retirements and sales             207           164           (83)
    Net foreign exchange (gains) losses       (10)           47            40
    Deferred income tax provision             359          (258)          110
    Net decrease (increase)in operating
      working capital(1)                      641            40        (1,773)
    Other                                    (339)         (116)          480
------------------------------------------------------------------------------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES(2)                 5,797         4,075         2,896
------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Capital expenditures                     (3,424)       (3,529)       (3,405)
  Proceeds from asset sales                   778           581           731
  Net sales (purchases) of
    marketable securities(3)                   44           144          (545)
------------------------------------------------------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES   (2,602)       (2,804)       (3,219)
------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net (repayments) borrowings of
    short-term obligations                 (1,179)         (227)          466
  Proceeds from issuance of long-term debt     95           536           436
  Repayments of long-term debt and
    other financing obligations              (476)         (103)         (588)
  Cash dividends paid                      (1,358)       (1,255)       (1,206)
  Purchases of treasury shares                 (4)           (4)           (5)
------------------------------------------------------------------------------
  NET CASH USED FOR FINANCING ACTIVITIES   (2,922)       (1,053)         (897)
------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                 (2)          (10)          (11)
------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS       271           208        (1,231)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                        621           413         1,644
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR-END     $   892       $   621       $   413
------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
(1) The "Net decrease (increase) in operating working capital" is composed of the following:
      Decrease (increase) in accounts
        and notes receivable              $    30       $   (62)      $   (44)
      Decrease (increase) in inventories       60          (162)          (57)
      Decrease (increase) in prepaid
        expenses and other current assets      15          (148)            4
      Increase (decrease) in accounts
        payable and accrued liabilities       369           428        (1,510)
      Increase (decrease) in income and
        other taxes payable                   167           (16)         (166)
------------------------------------------------------------------------------
        Net decrease (increase) in
          operating working capital       $   641       $    40       $(1,773)
------------------------------------------------------------------------------
(2) "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:
      Interest paid on debt (net of
        capitalized interest)             $   361       $   373       $   339
      Income taxes paid                   $ 1,595       $ 1,176       $ 1,147
------------------------------------------------------------------------------
(3) "Net sales (purchases) of marketable securities" consists of the following gross amounts:
      Marketable securities purchased     $(3,443)      $(2,759)      $(1,943)
      Marketable securities sold            3,487         2,903         1,398
------------------------------------------------------------------------------
         Net sales (purchases) of
           marketable securities          $    44       $   144       $  (545)
------------------------------------------------------------------------------

Consolidated Statement of Stockholders' Equity

                                  Number of shares                                                    Millions of dollars
                            ------------------------   -------------------------------------------------------------------
                                                                                           CURRENCY
                                COMMON        COMMON            CAPITAL IN   DEFERRED   TRANSLATION
                                 STOCK      STOCK IN    COMMON   EXCESS OF   COMPENSA-    ADJUSTMENT  RETAINED   TREASURY
                                ISSUED      TREASURY     STOCK   PAR VALUE   TION-ESOP     AND OTHER  EARNINGS      STOCK
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 1, 1994            712,487,068   (61,008,858)   $1,069      $1,855       $(920)         $108   $13,955    $(2,070)
  Net income                         -             -         -           -           -             -     1,693          -
  Cash dividends -
   $1.85 per share                   -             -         -           -           -             -    (1,206)         -
  Tax benefit from
   dividends paid on
   unallocated ESOP shares           -             -         -           -           -             -        15          -
  Market value adjustments
   on investments                    -             -         -           -           -            11         -          -
  Foreign currency
   translation adjustment            -             -         -           -           -            72         -          -
  Pension plan minimum
   liability                         -             -         -           -           -           (16)        -          -
  ESOP expense accrual
   adjustment                        -             -         -           -         (20)            -         -          -
  Reduction of ESOP debt             -             -         -           -          40             -         -          -
  Purchase of treasury
   shares                            -      (108,964)        -           -           -             -         -         (5)
  Reissuance of treasury
   shares                            -       381,387         -           3           -             -         -         12
-----------------------------------------------------  -------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994          712,487,068   (60,736,435)   $1,069      $1,858       $(900)         $175   $14,457    $(2,063)
  Net income                         -             -         -           -           -             -       930          -
  Cash dividends -
   $1.925 per share                  -             -         -           -           -             -    (1,255)         -
  Tax benefit from
   dividends paid on
   unallocated ESOP shares           -             -         -           -           -             -        14          -
  Market value adjustments
   on investments                    -             -         -           -           -            23         -          -
  Foreign currency
   translation adjustment            -             -         -           -           -           (28)        -          -
  Pension plan
   minimum liability                 -             -         -           -           -             4         -          -
  Reduction of ESOP debt             -             -         -           -          50             -         -          -
  Purchase of treasury
   shares                            -       (83,028)        -           -           -             -         -         (4)
  Reissuance of treasury
   shares                            -       659,406         -           5           -             -         -         20
-----------------------------------------------------  -------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995          712,487,068   (60,160,057)   $1,069      $1,863       $(850)         $174   $14,146    $(2,047)
   Net income                        -             -         -           -           -             -     2,607          -
   Cash dividends -
    $2.08 per share                  -             -         -           -           -             -    (1,358)         -
   Tax benefit from
    dividends paid on
    unallocated ESOP shares          -             -         -           -           -             -        13          -
  Market value adjustments
   on investments                    -             -         -           -           -           (20)        -          -
  Foreign currency
   translation adjustment            -             -         -           -           -           (54)        -          -
  Pension plan
   minimum liability                 -             -         -           -           -            (4)        -          -
  Reduction of ESOP debt             -             -         -           -          50             -         -          -
  Purchase of treasury
   shares                            -       (69,278)        -           -           -             -         -         (4)
  Reissuance of treasury
   shares                            -       828,320         -          11           -             -         -         27
-----------------------------------------------------  -------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996          712,487,068   (59,401,015)   $1,069      $1,874       $(800)         $ 96   $15,408    $(2,024)
--------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
Millions of dollars, except per-share amounts

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Chevron Corporation is an international company that, through its subsidiaries and affiliates, engages in fully integrated petroleum operations, chemical operations and coal mining in the United States and approximately 90 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; transporting crude oil, natural gas and products by pipelines, marine vessels and motor equipment; refining crude oil into finished petroleum products; and marketing crude oil, natural gas and refined petroleum products. Chemicals operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

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

Subsidiary and Affiliated Companies The consolidated financial statements
-----------------------------------
include the accounts of subsidiary companies more than 50 percent-owned. Investments in and advances to affiliates in which the company has a substantial ownership interest of approximately 20 to 50 percent, or for which the company exercises significant influence in policy decisions, are accounted for by the equity method. Under this accounting, remaining unamortized cost is increased or decreased by the company's share of earnings or losses after dividends.

Oil and Gas Accounting The successful efforts method of accounting is used for
----------------------
oil and gas exploration and production activities.

Derivatives Gains and losses on hedges of existing assets or liabilities are
-----------
included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur, the related derivatives gains and losses are recognized currently in income. Gains and losses on derivatives contracts that do not qualify as hedges are recognized currently in "Other income."

Short-term Investments All short-term investments are classified as available
----------------------
for sale and are in highly liquid debt securities. Those investments that are part of the company's cash management portfolio with original maturities of three months or less are reported as cash equivalents. The balance of the short-term investments is reported as "Marketable securities."

Inventories Crude oil, petroleum products and chemicals are stated at cost,
-----------
using a Last-In, First-Out (LIFO) method. In the aggregate, these costs are below market. Materials, supplies and other inventories generally are stated at average cost.

Properties, Plant and Equipment All costs for development wells, related plant
-------------------------------
and equipment (including carbon dioxide and certain other injected materials used in enhanced recovery projects), and mineral interests in oil and gas properties are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. All other exploratory wells and costs are expensed.

Beginning in 1995, long-lived assets, including proved oil and gas properties, are assessed for possible impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. Under this standard, the occurrence of certain events, such as a downward revision to proved oil and gas reserves, may trigger a review of affected assets for possible impairment. For proved oil and gas properties, the company would typically perform the review on an individual field basis. Impairment amounts are recorded as incremental depreciation expense in the period in which the specific event occurred.

Prior to the adoption of SFAS No. 121, proved oil and gas properties were regularly assessed for possible impairment on an aggregate worldwide portfolio basis, applying the informal "ceiling test" of the Securities and Exchange Commission.

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

Environmental Expenditures Environmental expenditures that relate to current
--------------------------
ongoing operations or to conditions caused by past operations are expensed. Expenditures that create future benefits or contribute to future revenue generation are capitalized.

Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the company's commitment to a formal plan of action, such as an approved remediation plan or the sale or disposal of an asset. For the company's U.S. and Canadian marketing facilities, the accrual is based on the probability that a future remediation commitment will be required. For oil and gas and coal producing properties, a provision is made through depreciation expense for anticipated abandonment and restoration costs at the end of the property's useful life.

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

The company records the gross amount of its liability based on its best estimate of future costs in current dollars and using currently available technology and applying current regulations as well as the company's own internal environmental policies. Future amounts are not discounted. Recoveries or reimbursements are recorded as an asset when receipt is reasonably assured.

Currency Translation The U.S. dollar is the functional currency for the
--------------------
company's consolidated operations as well as for substantially all operations of its equity method companies. For those operations, all gains or losses from currency transactions are currently included in income. The cumulative translation effects for the few equity affiliates using functional currencies other than the U.S. dollar are included in the currency translation adjustment in stockholders' equity.

Taxes Income taxes are accrued for retained earnings of international
-----
subsidiaries and corporate joint ventures intended to be remitted. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

Stock Compensation The company applies Accounting Principles Board (APB)
------------------
Opinion No. 25 and related interpretations in accounting for stock options and presents in Note 18 pro forma net income and earnings per share data as if the accounting prescribed by SFAS No. 123 had been applied.

NOTE 2. SPECIAL ITEMS AND OTHER FINANCIAL INFORMATION Net income is affected by transactions that are unrelated to or are not representative of the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year as well as affect comparability of results between years.

Listed below are categories of special items and their net (decrease) increase to net income, after related tax effects:

                                                       Year ended December 31
                                          -----------------------------------
Millions of dollars,                         1996          1995          1994
-----------------------------------------------------------------------------

Asset write-offs and revaluations
  U.K. refining and marketing             $  (200)      $     -       $     -
  Asset impairments                           (68)            -             -
  Real estate development assets              (29)         (168)            -
  New accounting standard (SFAS No. 121)        -          (659)            -
  Adjustment of fixed assets records            -           (94)            -
  Refining assets                               -           (38)            -
  Other                                       (40)           (4)            -
                                          -----------------------------------
                                             (337)         (963)            -
-----------------------------------------------------------------------------
Asset dispositions, net
  Caltex sale of two refineries               279             -             -
  Oil and gas properties                       80             6             -
  NGC merger                                   32             -             -
  Lead and zinc property in Ireland             -             -            48
  Other                                         -             1             -
                                          -----------------------------------
                                              391             7            48
-----------------------------------------------------------------------------
Environmental remediation provisions          (54)          (90)         (304)
-----------------------------------------------------------------------------
Prior-year tax adjustments                     52           (22)          344
-----------------------------------------------------------------------------
Restructurings and reorganizations
  Work-force reductions                       (14)          (38)            -
  Caltex                                        -           (12)            -
  U.S. refining, marketing and chemicals        -             -           (45)
                                          -----------------------------------
                                              (14)          (50)          (45)
-----------------------------------------------------------------------------
LIFO inventory (losses) gains                  (4)            2          (10)
-----------------------------------------------------------------------------
Other, net
  Litigation and regulatory issues            (90)          (23)         (31)
  Federal lease cost refund                    12            27            -
  Caltex gain related to land sale              -            86            -
  Miscellaneous, net                            -            (6)          20
                                          ----------------------------------
                                              (78)           84          (11)
----------------------------------------------------------------------------
Total special items, after tax            $   (44)      $(1,032)      $   22
----------------------------------------------------------------------------

In 1996, the company recorded a $200 million estimated impairment provision in connection with its decision to merge its United Kingdom refining and marketing operations with those of two other oil companies in 1997. This preliminary estimate is subject to final valuation of the assets. These operations were not material to Chevron's net income in 1996.

Other financial information is as follows:
                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
Total financing interest and debt costs   $   472       $   543       $   419
Less: capitalized interest                    108           142            73
-----------------------------------------------------------------------------
Interest and debt expense                     364           401           346
Research and development expenses             182           185           179
Currency transaction losses*              $   (26)      $   (15)      $   (64)
-----------------------------------------------------------------------------
*Includes $(28), $25 and $(24) in 1996, 1995 and 1994, respectively, for the company's share of affiliates' currency transaction effects.
----------------------------------------------------------------------------

The excess of current cost (based on average acquisition costs for the year) over the carrying value of inventories for which the LIFO method is used was $1,122, $917 and $684 at December 31, 1996, 1995 and 1994, respectively.

NOTE 3. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" Effective October 1, 1995, the company and its affiliates adopted SFAS No. 121 issued by the Financial Accounting Standards Board. The adoption of this standard required non-cash charges to 1995 net income amounting to $659, or $1.01 per share, after related income tax benefits of $358, and was mostly related to impairment writedowns of U.S. oil and gas producing properties.

NOTE 4. INFORMATION RELATING TO THE CONSOLIDATED STATEMENT OF CASH FLOWS The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

During 1996, the company merged substantially all of its natural gas liquids and natural gas marketing businesses with NGC Corporation. The company received cash, a note and shares of NGC Corporation common stock and participating preferred stock in exchange for its contribution of net assets to NGC. Only the cash received is included in the Consolidated Statement of Cash Flows as "Proceeds from asset sales." An increase in "Investments and advances" from this merger is considered a non-cash transaction and primarily resulted from the contribution of properties, plant and equipment.

The company's Employee Stock Ownership Plan (ESOP) repaid $50, $50 and $40 of matured debt guaranteed by Chevron Corporation in 1996, 1995 and 1994, respectively. The company reflected this payment as reductions in "Short-term debt" and in "Deferred compensation - ESOP."

Capital lease arrangements of $282 and $65 in 1995 and 1994, respectively, were recorded as additions to "Properties, plant and equipment" and "Capital lease obligations."

There have been other non-cash transactions that have occurred during the years presented. These include the acquisition of long-term debt in exchange for the termination of a capital lease obligation; the reissuance of treasury shares for management compensation plans; and changes in assets, liabilities and stockholders' equity resulting from the accounting for the company's ESOP, minimum pension liability and market value adjustments on investments.
The amounts for these transactions are not material in the aggregate in relation to the company's financial position.

The major components of "Capital expenditures," and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity in affiliates, presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are presented below:

                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
Additions to properties,
  plant and equipment*                    $ 3,250       $ 3,611       $ 3,112
Additions to investments                      195            44           284
Payments for other (liabilities)
  and assets, net                             (21)         (126)            9
-----------------------------------------------------------------------------
Capital expenditures                        3,424         3,529         3,405
Expensed exploration expenditures             400           354           326
Payments of long-term debt
  and other financing obligations              33             5           242
-----------------------------------------------------------------------------
Capital and exploratory expenditures,
  excluding equity companies              $ 3,857       $ 3,888       $ 3,973
-----------------------------------------------------------------------------
*Excludes non-cash capital lease additions of $282 and $65 in 1995 and 1994, respectively.
-----------------------------------------------------------------------------

NOTE 5. STOCKHOLDERS' EQUITY Retained earnings at December 31, 1996 and 1995, include $2,357 and $2,363, respectively, for the company's share of undistributed earnings of equity affiliates.

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

No event during 1996 made the Rights exercisable.

NOTE 6. FINANCIAL AND DERIVATIVE INSTRUMENTS

Off-Balance-Sheet Risk The company utilizes a variety of derivative
----------------------
instruments, both financial and commodity based, as hedges to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. Relatively straightforward and involving little complexity, the derivative instruments used consist mainly of crude oil and natural gas futures contracts traded on the New York Mercantile Exchange and the International Petroleum Exchange, and of natural gas swap contracts, entered into principally with major financial institutions. The futures contracts hedge anticipated crude oil and natural gas purchases and sales, generally forecast to occur within a 60- to 90-day period. Natural gas swaps are used primarily to hedge firmly committed sales, and the terms of the swap contracts held at year-end 1996 have an average remaining maturity of 59 months. Gains and losses on these derivative instruments offset and are recognized concurrently with gains and losses from the underlying commodities. In 1996, activity relating to hedging natural gas declined substantially following the merger of the company's U.S. natural gas liquids and natural gas marketing businesses with NGC Corporation.

In addition, the company in 1996 entered into a managed program utilizing natural gas options contracts to take advantage of perceived opportunities for favorable price movements in this commodity. The results of this program are reflected currently in income and were not material in 1996.

The company enters into forward exchange contracts, generally with terms of 90 days or less, as a hedge against some of its foreign currency exposures, primarily anticipated purchase transactions forecast to occur within 90 days.

The company enters into interest rate swaps as part of its overall strategy to manage the interest rate risk on its debt. Under the terms of the swaps, net cash settlements, based on the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts, are made either semiannually or annually, and are recorded monthly as "Interest and debt expense." At December 31, 1996, seven such contracts have remaining terms of between three months and nine years.

Concentrations of Credit Risk The company's financial instruments that are
-----------------------------
exposed to concentrations of credit risk consist primarily of its cash equivalents, marketable securities, derivative financial instruments and trade receivables.

The company's short-term investments are placed with various foreign governments and a wide array of financial institutions with high credit ratings. This diversified investment policy limits the company's exposure both to credit risk and to concentrations of credit risk. Similar standards of diversity and creditworthiness are applied to the company's counterparties in derivative instruments.

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

Fair Value Fair values are derived either from quoted market prices where
----------
available or, in their absence, the present value of the expected cash flows. The fair values reflect the cash that would have been received or paid if the instruments were settled at year-end. At December 31, 1996 and 1995, the fair values of the financial and derivative instruments were as follows:

Long-term debt of $1,850 and $2,333 had estimated fair values of $1,915 and $2,492.

The notional principal amounts of the interest rate swaps totaled $1,199 and $1,223, with approximate fair values totaling $(1) and $(26). The notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms.

The company holds cash equivalents and U.S. dollar marketable securities in domestic and offshore portfolios. Eurodollar bonds, floating-rate notes, time deposits and commercial paper are the primary instruments held. Cash equivalents and marketable securities had fair values of $1,472 and $1,219. Of these balances, $727 and $446 classified as cash equivalents had average maturities under 90 days, while the remainder, classified as marketable securities, had average maturities of one year.

For other derivatives the contract or notional values for 1996 and 1995 were as follows: Crude oil and natural gas futures had contract values of $57 and $57, with fair values of $49 and $57. Forward exchange contracts had contract values of $231 and $102, approximating their fair values. Gas swap contracts, based on notional gas volumes of approximately 78 and 180 billion cubic feet, had negative fair values totaling $(8) and $(33). Deferred gains and losses that have been accrued on the Consolidated Balance Sheet are not material.

NOTE 7. SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC. At December 31, 1996, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). These operations were conducted by three divisions: Chevron U.S.A. Production Company, Chevron Products Company and, through August 31, 1996, Warren Petroleum Company. Beginning September 1, 1996, substantially all of Chevron U.S.A. Inc.'s natural gas liquids operations previously conducted by Warren Petroleum Company and natural gas marketing operations previously conducted by Chevron U.S.A. Production Company are carried out through its 28 percent equity ownership in NGC Corporation. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented below:


                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
Sales and other operating revenues        $29,726       $24,392       $25,833
Total costs and other deductions           28,331        25,177        25,367
Net income (loss)                           1,042          (384)          501
-----------------------------------------------------------------------------
*1995 Net income includes $(490) for the company's adoption of SFAS No. 121.
-----------------------------------------------------------------------------

                                                               At December 31
                                                           ------------------
                                                               1996      1995
-----------------------------------------------------------------------------
Current assets                                              $ 3,126   $ 3,426
Other assets                                                 13,209    13,666
Current liabilities                                           4,035     5,800
Other liabilities                                             5,300     5,357
Net equity                                                    7,000     5,935
-----------------------------------------------------------------------------

NOTE 8. LITIGATION The company is a defendant in numerous lawsuits, including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the company's litigation matters, and losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

OXY U.S.A. brought a lawsuit in its capacity as successor in interest to Cities Service Company, which involved claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation, acquired by Chevron in 1984. A trial with respect to the claims ended in July 1996 with a judgment against the company of $742, including interest, which continues to accrue. The company has filed an appeal. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

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

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at December 31, 1996.

                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
Sales and other operating revenues        $   512       $   462       $   440
Total costs and other deductions              564           477           504
Net income (loss)                              11           (23)          (58)
-----------------------------------------------------------------------------

                                                               At December 31
                                                           ------------------
                                                               1996      1995
-----------------------------------------------------------------------------
Current assets                                               $   99    $   37
Other assets                                                  1,622     1,561
Current liabilities                                             617       459
Other liabilities                                               385       431
Net equity                                                      719       708
-----------------------------------------------------------------------------

NOTE 10. GEOGRAPHIC AND SEGMENT DATA The geographic and segment distributions of the company's identifiable assets, operating income, and sales and other operating revenues are summarized in the following tables:

                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States
  Petroleum                               $14,226       $14,521       $15,540
  Chemicals                                 2,475         2,115         1,992
  Coal and Other Minerals                     477           503           592
                                          -----------------------------------
    Total United States                    17,178        17,139        18,124
-----------------------------------------------------------------------------
International
  Petroleum                                13,893        13,392        12,493
  Chemicals                                   514           409           411
  Coal and Other Minerals                      34            28            45
                                          -----------------------------------
    Total International                    14,441        13,829        12,949
-----------------------------------------------------------------------------
    TOTAL IDENTIFIABLE ASSETS              31,619        30,968        31,073
  Corporate and Other                       3,235         3,362         3,334
-----------------------------------------------------------------------------
    TOTAL ASSETS                          $34,854       $34,330       $34,407
-----------------------------------------------------------------------------

Identifiable assets for the business segments include all assets associated with operations in the indicated geographic areas, including investments in affiliates. Corporate and Other identifiable assets consist primarily of cash and marketable securities, corporate real estate and information systems.


                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
OPERATING INCOME
United States
  Petroleum                               $ 1,922       $   (64)      $   831
  Chemicals                                   219           689           241
  Coal and Other Minerals                      58           (42)           60
                                          -----------------------------------
    Total United States                     2,199           583         1,132
-----------------------------------------------------------------------------
International
  Petroleum                                 3,099         2,074         1,672
  Chemicals                                    80            96            81
  Coal and Other Minerals                       6             3            79
                                          -----------------------------------
    Total International                     3,185         2,173         1,832
-----------------------------------------------------------------------------
    TOTAL OPERATING INCOME                  5,384         2,756         2,964
  Corporate and Other                        (644)         (967)         (161)
  Income Tax Expense                       (2,133)         (859)       (1,110)
-----------------------------------------------------------------------------
    NET INCOME                            $ 2,607       $   930       $ 1,693
-----------------------------------------------------------------------------

Operating income in 1995 included asset impairment writedowns of $998 in connection with the adoption of SFAS No. 121, as follows: U.S. Petroleum - $754; U.S. Chemicals - $20; U.S. Coal and Other Minerals - $97; International Petroleum - $127. Corporate and Other included a writedown of $19.


                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
SALES AND OTHER
  OPERATING REVENUES

United States
  Petroleum-Refined products              $12,295       $10,677       $11,690
           -Crude oil                       4,836         3,850         3,466
           -Natural gas                     2,741         1,604         1,755
           -Natural gas liquids               992         1,130         1,072
           -Other                             683           717           637
           -Excise taxes                    3,231         2,999         2,977
           -Intersegment                      587           676           977
                                          -----------------------------------
              Total Petroleum              25,365        21,653        22,574
                                          -----------------------------------
  Chemicals-Products                        2,831         3,157         2,528
           -Intersegment                      105           175           273
                                          -----------------------------------
              Total Chemicals               2,936         3,332         2,801
                                          -----------------------------------
  Coal and Other Minerals                     329           350           415
                                          -----------------------------------
    Total United States                    28,630        25,335        25,790
-----------------------------------------------------------------------------
International
  Petroleum-Refined products                3,490         2,794         2,638
           -Crude oil                       7,561         5,526         4,783
           -Natural gas                       558           415           383
           -Natural gas liquids               175           155           108
           -Other                             501           429           307
           -Excise taxes                    1,959         1,977         1,797
           -Intersegment                        3             -            (2)
                                          -----------------------------------
              Total Petroleum              14,247        11,296        10,014
                                          -----------------------------------
  Chemicals-Products                          591           600           537
           -Excise taxes                       12            12            16
           -Intersegment                        2             9             8
                                          -----------------------------------
              Total Chemicals                 605           621           561
                                          -----------------------------------
  Coal and Other Minerals                      11             7             1
                                          -----------------------------------
    Total International                    14,863        11,924        10,576
-----------------------------------------------------------------------------
  Intersegment sales elimination             (697)         (860)       (1,256)
-----------------------------------------------------------------------------
  Corporate and Other                         (14)          (89)           20
-----------------------------------------------------------------------------
    TOTAL SALES AND OTHER
      OPERATING REVENUES                  $42,782       $36,310       $35,130
-----------------------------------------------------------------------------
Memo: Intergeographic Sales
      United States                       $   695       $   565       $   512
      International                         1,319         1,077         1,803
-----------------------------------------------------------------------------

Sales and other operating revenues for the petroleum segments are derived from the production and sale of crude oil, natural gas and natural gas liquids, and from the refining and marketing of petroleum products. The company also obtains revenues from the transportation and trading of crude oil and refined products. Chemicals revenues result primarily from the sale of petrochemicals, plastic resins, and lube oil and fuel additives. Coal and other minerals revenues relate primarily to coal sales. The company's real estate and insurance operations and worldwide cash management and financing activities are in "Corporate and Other." In 1996, the company completed the sale of most of its real estate development assets.

Sales and other operating revenues in the preceding table include both sales to unaffiliated customers and sales from the transfer of products between segments. Sales from the transfer of products between segments and geographic areas are generally at estimated market prices. Transfers between geographic areas are presented as memo items below the table.

Equity in earnings of affiliated companies has been associated with the segments in which the affiliates operate. Sales to the Caltex Group and NGC Corporation are included in the "International Petroleum" and "United States Petroleum" segments, respectively. Information on the Caltex, Tengizchevroil and NGC affiliates is presented in Note 12. Other affiliates are either not material or not vertically integrated with a segment's operations.

NOTE 11. LEASE COMMITMENTS Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Properties, plant and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:

                                                               At December 31
                                                            -----------------
                                                               1996      1995
-----------------------------------------------------------------------------
Petroleum
  Exploration and Production                                $     6   $    46
  Refining, Marketing and Transportation                        806       833
-----------------------------------------------------------------------------
                                                                812       879
Less: accumulated amortization                                  389       403
-----------------------------------------------------------------------------
Net capitalized leased assets                               $   423   $   476
-----------------------------------------------------------------------------

At December 31, 1996, the future minimum lease payments under operating and capital leases are as follows:

                                                               At December 31
                                                          -------------------
                                                          Operating   Capital
Year                                                         Leases    Leases
-----------------------------------------------------------------------------
1997                                                        $   159    $   81
1998                                                            141        78
1999                                                            143        73
2000                                                            133        65
2001                                                            131        59
Thereafter                                                      234       813
-----------------------------------------------------------------------------
  Total                                                     $   941     1,169
-----------------------------------------------------------------------------
Less: amounts representing interest
  and executory costs                                                    (521)
-----------------------------------------------------------------------------
Net present values                                                        648
Less: capital lease obligations
  included in short-term debt                                            (310)
-----------------------------------------------------------------------------
Long-term capital lease obligations                                   $   338
-----------------------------------------------------------------------------
Future sublease rental income                               $    16   $     -
-----------------------------------------------------------------------------

Rental expenses incurred for operating leases during 1996, 1995 and 1994 were as follows:


                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
------------------------------------------------------------------------------
Minimum rentals                           $   438       $   403       $   410
Contingent rentals                              6             9             7
------------------------------------------------------------------------------
  Total                                       444           412           417
Less: sublease rental income                   15            14            14
------------------------------------------------------------------------------
Net rental expense                        $   429       $   398       $   403
------------------------------------------------------------------------------

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

NOTE 12. INVESTMENTS AND ADVANCES Investments in and advances to companies accounted for using the equity method, and other investments accounted for at or below cost, are as follows:

                                                                At December 31
                                                            -----------------
                                                               1996      1995
------------------------------------------------------------------------------
Equity Method Affiliates
  Caltex Group
    Exploration and Production                              $   449   $   446
    Refining, Marketing and Transportation                    1,815     2,032
------------------------------------------------------------------------------
      Total Caltex Group                                      2,264     2,478
  Tengizchevroil                                              1,240     1,153
  NGC Corporation                                               416         -
  Other affiliates                                              364       293
------------------------------------------------------------------------------
                                                              4,284     3,924
Other, at or below cost                                         179       163
------------------------------------------------------------------------------
   Total investments and advances                           $ 4,463   $ 4,087
------------------------------------------------------------------------------

Chevron owns 50 percent each of P.T. Caltex Pacific Indonesia (CPI), an exploration and production company operating in Indonesia; Caltex Petroleum Corporation (CPC), which, through its subsidiaries and affiliates, conducts refining and marketing activities in Asia, Africa, the Middle East, Australia and New Zealand; and American Overseas Petroleum Limited, which, through its subsidiary, manages certain of the company's operations in Indonesia. These companies and their subsidiaries and affiliates are collectively called the Caltex Group.

Tengizchevroil (TCO) is a 50 percent-owned joint venture formed in 1993 with the Republic of Kazakstan to develop the Tengiz and Korolev oil fields over a 40-year period.

In January 1997, Chevron reached an agreement in principle to sell a 5 percent interest in TCO to an affiliate of LUKoil, a Russian oil company, and Arco. The sale reduces Chevron's ownership to 45 percent.

The investment in TCO at December 31, 1996 and 1995, included a deferred payment portion of $428 and $461, respectively, $420 of which is payable to the Republic of Kazakstan upon the attainment of a dedicated export system with the capability of the greater of 260,000 barrels of oil per day or TCO's production capacity. This portion of the investment was recorded upon formation of the venture as the company believed at the time, and continues to believe, that its payment is beyond a reasonable doubt given the original intent and continuing commitment of both parties to realizing the full potential of the venture over its 40-year life.

Chevron owns 28 percent of NGC Corporation (NGC), a gatherer, processor, transporter and marketer of energy products in North America and the United Kingdom, including natural gas, natural gas liquids, crude oil and electricity. The market value of Chevron's shares of NGC common stock at December 31, 1996, was $902 based on quoted market prices.

Equity in earnings of companies accounted for by the equity method, together with dividends and similar distributions received from equity method companies for the years 1996, 1995 and 1994, are as follows:

                                                        Year ended December 31
                                 ---------------------------------------------
                                    Equity in Earnings               Dividends
                                 ---------------------   ---------------------
                                  1996    1995    1994    1996    1995    1994
------------------------------------------------------------------------------
Caltex
  Exploration
    and Production                $188    $156    $140
  Refining, Marketing
    and Transportation             408     294     210
------------------------------------------------------
    Total Caltex Group             596     450     350    $735    $305    $239
Tengizchevroil                     110       1     (10)      -      -       -
NGC Corporation                     19       -       -       1      -       -
Other affiliates                    42     102     100      92    116     146
------------------------------------------------------------------------------
  Total                           $767    $553    $440    $828   $421    $385
------------------------------------------------------------------------------

The company's transactions with affiliated companies are summarized in the following table. These are primarily for the purchase of Indonesian crude oil from CPI, the sale of crude oil and products to CPC's refining and marketing companies, the sale of natural gas to NGC, and the purchase of natural gas and natural gas liquids from NGC.

"Accounts and notes receivable" in the Consolidated Balance Sheet include $258 and $144 at December 31, 1996 and 1995, respectively, of amounts due from affiliated companies. "Accounts payable" include $39 and $37 at December 31, 1996 and 1995, respectively, of amounts due to affiliated companies.

                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
------------------------------------------------------------------------------
Sales to Caltex Group                     $ 1,708       $ 1,330       $ 1,166
Sales to NGC                                  676             -             -
Sales to other affiliates                      18            10             7
------------------------------------------------------------------------------
  Total sales to affiliates               $ 2,402       $ 1,340       $ 1,173
------------------------------------------------------------------------------
Purchases from Caltex Group               $ 1,022       $   934       $   800
Purchases from NGC                            269             -             -
Purchases from other affiliates                41            40            52
------------------------------------------------------------------------------
  Total purchases from affiliates         $ 1,332       $   974       $   852
------------------------------------------------------------------------------

The following tables summarize the combined financial information for the Caltex Group and all of the other equity method companies together with Chevron's share. Amounts shown for the affiliates are 100 percent. The increases in the combined financial information amounts for other affiliates in 1996 are due to the inclusion of NGC.

<CAPTION
NOTE 12. INVESTMENTS AND ADVANCES - Continued
                                                    Caltex Group           Other Affiliates             Chevron's Share
                                     ---------------------------   ------------------------   -------------------------
Year ended December 31                  1996      1995      1994     1996     1995     1994      1996     1995     1994
------------------------------------------------------------------------------------------------------------------------
Sales and other operating revenues   $16,895   $15,067   $14,751   $6,356   $2,594   $2,237   $10,218   $8,549   $8,176
Total costs and other deductions      15,991    14,256*   14,037*   5,829    2,194    1,815     9,573    7,804*   7,589*
Net income                             1,193       899       689      404      315      357       767      553      440
------------------------------------------------------------------------------------------------------------------------

                                                    Caltex Group           Other Affiliates             Chevron's Share
                                     ---------------------------   ------------------------   -------------------------
At December 31                          1996      1995      1994     1996     1995     1994      1996     1995     1994
------------------------------------------------------------------------------------------------------------------------
Current assets                       $ 2,565   $ 2,323   $ 2,421   $3,286   $  877   $  913    $2,226   $1,527   $1,446
Other assets                           6,830     7,794     7,389    6,088    3,888    4,216     5,582    5,414    5,396
Current liabilities                    2,999     3,223     3,072    2,064      413      543     2,076    1,863    1,617
Other liabilities                      2,140     1,935     2,005    5,034    3,341    3,225     1,448    1,154    1,364
Net equity                             4,256     4,959     4,733    2,276    1,011    1,361     4,284    3,924    3,861
------------------------------------------------------------------------------------------------------------------------
*Reclassified to conform with the 1996 presentation.
------------------------------------------------------------------------------------------------------------------------

NOTE 13. PROPERTIES, PLANT AND EQUIPMENT
                                                          At December 31                          Year ended December 31
                    ----------------------------------------------------  ----------------------------------------------
                     Gross Investment at Cost             Net Investment    Additions at Cost(1)    Depreciation Expense
                    -------------------------  -------------------------  ---------------------- -----------------------
                       1996     1995     1994     1996     1995     1994    1996    1995    1994    1996    1995    1994
------------------------------------------------------------------------------------------------------------------------
United States
 Petroleum
  Exploration and
    Production      $17,742  $18,209  $17,980  $ 4,849  $ 5,010  $ 5,900  $  974   $ 776  $  675  $  785  $1,577  $  983
  Refining and
    Marketing(2)     11,186   11,136   11,442    6,295    6,520    6,524     415     887     899     472     564     460
Chemicals             2,587    2,075    1,915    1,552    1,233    1,150     376     168      89     138     162     131
Coal and Other
    Minerals            819      857      869      345      359      461      17      33      30      36     135      54
------------------------------------------------------------------------------------------------------------------------
Total United States  32,334   32,277   32,206   13,041   13,122   14,035   1,782   1,864   1,693   1,431   2,438   1,628
------------------------------------------------------------------------------------------------------------------------
International
 Petroleum
  Exploration and
    Production       10,484   10,951    9,661    5,998    5,463    4,800   1,221   1,421   1,051     581     712     578
  Refining and
    Marketing(2)      2,259    2,459    2,482    1,387    1,674    1,743      70     335     218     115     116     114
Chemicals               393      354      330      163      146      143      37      26      25      24      24      27
Coal and Other
  Minerals               32       22       21       28       19       19      10       -      12       1       1       -
------------------------------------------------------------------------------------------------------------------------
Total International  13,168   13,786   12,494    7,576    7,302    6,705   1,338   1,782   1,306     721     853     719
------------------------------------------------------------------------------------------------------------------------
Corporate and
  Other(3)            1,434    1,968    2,110      879    1,272    1,433      76     203     125      64      90      84
------------------------------------------------------------------------------------------------------------------------
  Total             $46,936  $48,031  $46,810  $21,496  $21,696  $22,173  $3,196  $3,849  $3,124  $2,216  $3,381  $2,431
------------------------------------------------------------------------------------------------------------------------

(1)Net of dry hole expense related to prior years' expenditures of $55, $19 and $53 in 1996, 1995 and 1994, respectively.
(2)Includes transportation.
(3)Includes primarily real estate and management information systems.
------------------------------------------------------------------------------------------------------------------------
Expenses for maintenance and repairs were $626, $833 and $928 in 1996, 1995 and 1994, respectively.

NOTE 14. TAXES

                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
------------------------------------------------------------------------------
Taxes other than on income
  United States
   Excise taxes on products
    and merchandise                       $ 3,231       $ 2,999       $ 2,978
   Property and other
    miscellaneous taxes                       274           341           395
   Payroll taxes                              123           127           112
   Taxes on production                        121           105           102
------------------------------------------------------------------------------
     Total United States                    3,749         3,572         3,587
------------------------------------------------------------------------------
  International
   Excise taxes on products
    and merchandise                         1,971         1,989         1,812
  Property and other
   miscellaneous taxes                        157           146           127
  Payroll taxes                                26            30            19
  Taxes on production                           5            11            14
------------------------------------------------------------------------------
     Total International                    2,159         2,176         1,972
------------------------------------------------------------------------------
  Total taxes other than on income        $ 5,908       $ 5,748       $ 5,559
------------------------------------------------------------------------------


                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
------------------------------------------------------------------------------
  Taxes on income
   U.S. federal
    Current                               $   360       $   152       $   175
    Deferred                                  165          (289)           43
   State and local                             59            29            10
------------------------------------------------------------------------------
     Total United States                      584          (108)          228
------------------------------------------------------------------------------
   International
    Current                                 1,356           937           815
    Deferred                                  193            14            67
    Deferred - Adjustment for enacted
     changes in tax laws/rates                  -            16             -
------------------------------------------------------------------------------
     Total International                    1,549           967           882
------------------------------------------------------------------------------
     Total taxes on income                $ 2,133       $   859       $ 1,110
------------------------------------------------------------------------------

U.S. federal income tax expense was reduced by $77, $68 and $60 in 1996, 1995 and 1994, respectively, for low-income housing and other business tax credits.

In 1996, before-tax income (loss), including related corporate and other charges, for U.S. operations was $1,631 compared with $(331) in 1995 and $1,194 in 1994, and for international operations was $3,109, $2,120 and $1,609 in 1996, 1995 and 1994, respectively.

The deferred income tax provisions included (costs) benefits of $(204), $75 and $(475) related to properties, plant and equipment in 1996, 1995 and 1994, respectively. Benefits were recorded in 1995 of $358 related to the impairment of long-lived assets and $91 related to the provision for the expected loss from exiting the real estate development business.

The company's effective income tax rate varied from the U.S. statutory federal income tax rate because of the following:

                                                       Year ended December 31
                                          -----------------------------------
                                             1996          1995          1994
------------------------------------------------------------------------------
Statutory U.S. federal income tax rate       35.0%         35.0%         35.0%
Effect of income taxes on
  international operations in excess
  of taxes at the U.S. statutory rate        16.8          26.2          18.5
State and local taxes on income, net
  of U.S. federal income tax benefit          0.9           0.9           0.2
Prior-year tax adjustments                   (0.2)          0.3          (4.4)
Tax credits                                  (1.6)         (3.8)         (2.1)
All other                                    (3.6)         (3.1)         (3.2)
------------------------------------------------------------------------------
  Consolidated companies                     47.3          55.5          44.0
Effect of recording equity in income
  of certain affiliated companies
  on an after-tax basis                      (2.3)         (7.5)         (4.4)
------------------------------------------------------------------------------
    Effective tax rate                       45.0%         48.0%         39.6%
------------------------------------------------------------------------------

The company records its deferred taxes on a tax jurisdiction basis and classifies those net amounts as current or non-current based on the balance sheet classification of the related assets or liabilities.

At December 31, 1996 and 1995, deferred taxes were classified in the Consolidated Balance Sheet as follows:

                                                                At December 31
                                                             ------------------
                                                                1996      1995
-------------------------------------------------------------------------------
Prepaid expenses and other current assets                    $  (136)  $  (139)
Deferred charges and other assets                               (163)     (138)
Federal and other taxes on income                                  3        11
Non-current deferred income taxes                              2,851     2,433
-------------------------------------------------------------------------------
  Total deferred income taxes, net                           $ 2,555   $ 2,167
-------------------------------------------------------------------------------

The reported deferred tax balances are composed of the following deferred tax liabilities (assets):

                                                                At December 31
                                                             ------------------
                                                                1996      1995
-------------------------------------------------------------------------------
Properties, plant and equipment                              $ 4,534   $ 4,442
Inventory                                                        193       182
Miscellaneous                                                    195       277
-------------------------------------------------------------------------------
  Deferred tax liabilities                                     4,922     4,901
-------------------------------------------------------------------------------
Abandonment/environmental reserves                            (1,052)   (1,169)
Employee benefits                                               (561)     (567)
AMT/other tax credits                                           (586)     (816)
Other accrued liabilities                                       (332)     (240)
Miscellaneous                                                   (523)     (649)
-------------------------------------------------------------------------------
  Deferred tax assets                                         (3,054)   (3,441)
-------------------------------------------------------------------------------
Deferred tax assets valuation allowance                          687       707
-------------------------------------------------------------------------------
  Total deferred taxes, net                                  $ 2,555   $ 2,167
-------------------------------------------------------------------------------

It is the company's policy for subsidiaries included in the U.S. consolidated tax return to record income tax expense as though they filed separately, with the parent recording the adjustment to income tax expense for the effects of consolidation.

Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $4,420 at December 31, 1996. Substantially all of this amount represents earnings reinvested as part of the company's ongoing business. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. The company estimates withholding taxes of approximately $197 would be payable upon remittance of these earnings.

NOTE 15. SHORT-TERM DEBT

                                                                At December 31
                                                             ------------------
                                                                1996      1995
-------------------------------------------------------------------------------
Commercial paper(1)                                          $ 3,583   $ 4,808
Current maturities of long-term debt                             269       143
Current maturities of long-term capital leases                    36        42
Redeemable long-term obligations
  Long-term debt                                                 315       315
  Capital leases                                                 274       273
Notes payable                                                     29        25
-------------------------------------------------------------------------------
  Subtotal(2)                                                  4,506     5,606
Reclassified to long-term debt                                (1,800)   (1,800)
-------------------------------------------------------------------------------
  Total short-term debt                                      $ 2,706   $ 3,806
-------------------------------------------------------------------------------

(1)Weighted average interest rates at December 31, 1996 and 1995, were 5.9% and 6.0%, respectively, including the effect of interest rate swaps.
(2)Weighted average interest rates at December 31, 1996 and 1995, were 5.6% and 5.9%, respectively, including the effect of interest rate swaps.
-------------------------------------------------------------------------------

Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.

The company has entered into interest rate swaps on a portion of its short-term debt. At December 31, 1996 and 1995, the company agreed to swap notional amounts of $1,050 of floating rate debt to fixed rates. In addition, at

December 31, 1996, the company had swapped $149 of debt, classified as "Current maturities of long-term debt," from a fixed rate to a floating rate. The effect of these swaps on the company's interest expense was not material.

NOTE 16. LONG-TERM DEBT Chevron and one of its wholly owned subsidiaries each have "shelf" registrations on file with the Securities and Exchange Commission that together would permit the issuance of $1,300 of debt securities pursuant to Rule 415 of the Securities Act of 1933.

At year-end 1996, the company had $4,425 of committed credit facilities with banks worldwide, $1,800 of which had termination dates beyond one year. The facilities support the company's commercial paper borrowings. Interest on any borrowings under the agreements is based on either the London Interbank Offered Rate or the Reserve Adjusted Domestic Certificate of Deposit Rate. No amounts were outstanding under these credit agreements during the year nor at year-end.

At both December 31, 1996 and 1995, the company classified $1,800 of short-term debt as long-term. Settlement of these obligations is not expected to require the use of working capital in 1997, as the company has both the intent and ability to refinance this debt on a long-term basis.

                                                                At December 31
                                                             ------------------
                                                                1996      1995
-------------------------------------------------------------------------------
8.11% amortizing notes due 2004(1)                           $   750   $   750
7.45% notes due 2004                                             349       348
9.375% sinking-fund debentures due 2016(2)                         -       278
7.61% amortizing bank loans due 2003                             225       160
5.6% notes due 1998                                              190       190
9.75% sinking-fund debentures due 2017                           180       180
4.625% 200 million Swiss franc issue due 1997(3)                 149       173
6.92% notes due 2005                                              51        51
7.28% notes due 1997(1)                                           50        50
6.92% notes due 1996(1)                                            -        50
Other foreign currency obligations (4.1%)(4)                      88        80
Other long-term debt (7.3%)(4)                                    87       166
-------------------------------------------------------------------------------
  Total including debt due within one year                     2,119     2,476
    Debt due within one year                                    (269)     (143)
    Reclassified from short-term debt                          1,800     1,800
-------------------------------------------------------------------------------
  Total long-term debt                                       $ 3,650   $ 4,133
-------------------------------------------------------------------------------

(1)Guarantee of ESOP debt.
(2)Redeemed in 1996.
(3)An interest rate swap effectively changed the fixed interest rate to a floating rate, which was 2.24% at year-end 1996 and 1995.
(4)Less than $50 individually; weighted average interest rates at December 31, 1996.
-------------------------------------------------------------------------------

Consolidated long-term debt maturing in each of the five years after December 31, 1996, is as follows: 1997-$269, 1998-$303, 1999-$122, 2000-$123 and 2001-
$136.

Note 17. Employee Benefit Plans
Pension Plans The company has defined benefit pension plans for most employees.
-------------
The principal plans provide for automatic membership on a non-contributory basis. The retirement benefits provided by these plans are based primarily on years of service and on average career earnings or the highest consecutive three years' average earnings. The company's policy is to fund at least the minimum necessary to satisfy requirements of the Employee Retirement Income Security Act.

The net pension expense (credit) for all of the company's pension plans for the years 1996, 1995 and 1994 consisted of:
                                             1996          1995          1994
------------------------------------------------------------------------------
Cost of benefits earned during
  the year                                   $104          $ 99          $ 97
Interest cost on projected benefit
  obligations                                 271           273           263
Actual return on plan assets                 (503)         (728)          (62)
Net amortization and deferral                 129           342          (294)
------------------------------------------------------------------------------
    Net pension expense (credit)             $  1          $(14)         $  4
------------------------------------------------------------------------------

Settlement gains in 1996, 1995 and 1994, related to lump-sum payments, totaled $28, $7 and $17, respectively.

At December 31, 1996 and 1995, the weighted average discount rates, the long-term rates for compensation increases used for estimating the benefit obligations, and the expected rates of return on plan assets were as follows:

                                                                 1996      1995
-------------------------------------------------------------------------------
Assumed discount rates                                           7.7%      7.4%
Assumed rates for compensation increases                         5.2%      5.1%
Expected return on plan assets                                   9.1%      9.1%
-------------------------------------------------------------------------------

The pension plans' assets consist primarily of common stocks, bonds, cash equivalents and interests in real estate investment funds. The funded status for the company's combined plans at December 31, 1996 and 1995, was as follows:

                                                                    Plans with
                                           Plans with Assets       Accumulated
                                                in Excess of          Benefits
                                                 Accumulated      in Excess of
                                                    Benefits       Plan Assets
                                           -----------------   ---------------
At December 31                                 1996     1995     1996     1995
------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligations                $(2,932) $(2,961)   $(231)   $(218)
------------------------------------------------------------------------------
  Accumulated benefit obligations           $(3,072) $(3,085)   $(237)   $(230)
------------------------------------------------------------------------------
  Projected benefit obligations             $(3,515) $(3,557)   $(270)   $(259)
Plan assets at fair values                    4,156    4,020        7       13
------------------------------------------------------------------------------
Plan assets greater (less) than
  projected benefit obligations                 641      463     (263)    (246)
Unrecognized net transition
  (assets) liabilities                         (169)    (240)      13       15
Unrecognized net (gains) losses                (176)     (29)      68       65
Unrecognized prior-service costs                 79       94        6        9
Minimum liability adjustment                      -        -      (67)     (75)
------------------------------------------------------------------------------
  Net pension cost prepaid
    (accrued)                                $  375   $  288    $(243)   $(232)
------------------------------------------------------------------------------

The net transition assets and liabilities generally are being amortized by the straight-line method over 15 years.

Profit Sharing/Savings Plan Eligible employees of the company and certain of
---------------------------
its subsidiaries who have completed one year of service may participate in the Profit Sharing/Savings Plan. Charges to expense for the profit sharing part of the Profit Sharing/Savings Plan and the Savings Plus Plan, which was merged with the Profit Sharing/Savings Plan at the end of 1995, after shareholders'approval, were $92, $99 and $75 in 1996, 1995 and 1994, respectively.

Employee Stock Ownership Plan (ESOP) In December 1989, the company established
-----------------------------------
a leveraged ESOP as part of the Profit Sharing/Savings Plan. The ESOP Trust Fund borrowed $1,000 and purchased 28.2 million previously unissued shares of the company's common stock. The ESOP provides a partial pre-funding of the company's future commitments to the profit sharing part of the plan, which will result in annual income tax savings for the company. The ESOP is expected to satisfy most of the company's obligations to the profit sharing part of the plan during the next eight years.

As allowed by AICPA Statement of Position (SOP) 93-6, the company has elected to continue its practices, which are based on SOP 76-3 and subsequent consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as deferred compensation in the Consolidated Balance Sheet and Statement of Stockholders' Equity. The company reports compensation expense equal to the ESOP debt principal repayments less dividends received by the ESOP. Interest incurred on the ESOP debt is recorded as interest expense. Dividends paid on ESOP shares are reflected as a reduction of retained earnings. All ESOP shares are considered outstanding for earnings-per-share computations.

The company recorded expense for the ESOP of $61, $67 and $42 in 1996, 1995 and 1994, respectively, including $65, $68 and $71 of interest expense related to the ESOP debt. All dividends paid on the shares held by the ESOP are used to service the ESOP debt. The dividends used were $53, $50 and $50 in 1996, 1995 and 1994, respectively.

The company made contributions to the ESOP of $62, $69 and $63 in 1996, 1995 and 1994, respectively, to satisfy ESOP debt service in excess of dividends received by the ESOP. The ESOP shares were pledged as collateral for its debt. Shares are released from a suspense account and allocated to profit sharing accounts of plan participants, based on the debt service deemed to be paid in the year in proportion to the total of current year and remaining debt service. Compensation expense was $(4), $(1) and $(10) in 1996, 1995 and 1994, respectively. The ESOP shares as of December 31, 1996, were as follows:

Thousands                                                        1996     1995
------------------------------------------------------------------------------
Allocated shares                                                7,805    7,223
Unallocated shares                                             17,682   19,490
------------------------------------------------------------------------------
  Total ESOP shares                                            25,487   26,713
------------------------------------------------------------------------------

Management Incentive Plans The company has two incentive plans, the Management
--------------------------
Incentive Plan (MIP) and the Long-Term Incentive Plan (LTIP) for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. The MIP is an annual cash incentive plan that links awards to performance results of the prior year. The cash awards may be deferred by conversion to stock units or, beginning with awards deferred in 1996, stock units or other investment fund alternatives. Awards under the LTIP may take the form of, but are not limited to, stock options, restricted stock, stock units and non-stock grants. Charges to expense for the combined management incentive plans, excluding expense related to LTIP stock options, which is discussed in Note 18, "Stock Options," were $36, $45 and $31 in 1996, 1995 and 1994, respectively.

Chevron Success Sharing In January 1995, the company established a program that
----------------------
provides eligible employees with an annual cash bonus if the company achieves certain financial and safety goals. The total payout opportunity under the program is 8 percent of the employee's salary. In 1996, the payout ranged from
3.9 to 6.0 percent of employees' salaries. There was no payout under the program in 1995.

Other Benefit Plans In addition to providing pension benefits, the company
-------------------
makes contributions toward certain health care and life insurance plans for active and qualifying retired employees. Substantially all employees in the United States and in certain international locations may become eligible for coverage under these benefit plans. The company's annual contributions for medical and dental benefits are limited to the lesser of actual medical and dental claims or a defined fixed per-capita amount. Life insurance benefits are paid by the company, and annual contributions are based on actual plan experience.

Non-pension postretirement benefits are not pre-funded by the company, but are paid when incurred. The accumulated postretirement benefit obligation (APBO) and unrecognized gains and losses for these plans are recorded in the Consolidated Balance Sheet as follows:

                                  At December 31, 1996    At December 31, 1995
                                 ---------------------   ---------------------
                                 Health   Life   Total   Health   Life   Total
------------------------------------------------------------------------------
APBO
  Retirees                      $  (456) $(327)$  (783) $  (467) $(328)$  (795)
  Fully eligible
    active
    participants                   (142)   (75)   (217)    (144)   (81)   (225)
  Other active
    participants                   (192)   (44)   (236)    (211)   (51)   (262)
------------------------------------------------------------------------------
Total APBO                         (790)  (446) (1,236)    (822)  (460) (1,282)
Fair value
  of plan assets                      -      -       -        -      -       -
------------------------------------------------------------------------------
APBO (greater)
  than plan assets                 (790)  (446) (1,236)    (822)  (460) (1,282)
Unrecognized
  net (gain) loss                  (226)    (4)   (230)    (179)    25    (154)
------------------------------------------------------------------------------
Accrued
  postretirement
  benefit costs                 $(1,016) $(450)$(1,466) $(1,001) $(435)$(1,436)
------------------------------------------------------------------------------

The company's net postretirement benefits expense was as follows:


                                 1996                 1995                 1994
                  -------------------  -------------------  -------------------
                  Health  Life  Total  Health  Life  Total  Health  Life  Total
-------------------------------------------------------------------------------
Cost of benefits
  earned during
  the year           $16   $ 3   $ 19     $15   $ 3   $ 18     $23   $ 4   $ 27
Interest cost
  on benefit
  obligation          58    33     91      67    30     97      71    31    102
Net amortization
  of gain             (8)    -     (8)     (9)   (2)   (11)      -     -      -
-------------------------------------------------------------------------------
Net expense
  for post-
  retirement
  benefits           $66   $36   $102     $73   $31   $104     $94   $35   $129
-------------------------------------------------------------------------------

For measurement purposes, separate health care cost-trend rates were utilized for pre-age 65 and post-age 65 retirees. The 1997 annual rates of change were assumed to be (1.0) percent and 3.7 percent, respectively, increasing to 6.2 percent and 5.2 percent in 1998 and gradually decreasing thereafter to the average ultimate rates of 5.5 percent in 2007 for pre-age 65 and 4.5 percent in 2007 for post-age 65. An increase in the assumed health care cost-trend rates of 1 percent in each year would increase the aggregate of service and interest costs for the year 1996 by $19 and would increase the December 31, 1996, APBO by $103.

At December 31, 1996, the weighted average discount rate was 7.5 percent, and the assumed rate of compensation increase related to the measurement of the life insurance benefit was 5.0 percent.

Note 18. Stock Options The company applies APB Opinion No. 25 and related Interpretations in accounting for stock options awarded under its Broad-Based Employee Stock Option Plan and its Long-Term Incentive Plan, which are described below. Had compensation cost for the company's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share for 1996 and 1995 would have been the pro forma amounts indicated below:

                                                                 1996     1995
-------------------------------------------------------------------------------
Net Income           As reported                               $2,607     $930
                     Pro forma                                 $2,610     $925

Earnings per share   As reported                                $3.99    $1.43
                     Pro forma                                  $4.00    $1.42
-------------------------------------------------------------------------------

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995. In addition, certain options vest over several years, and awards in future years, whose terms and conditions may vary, are anticipated.

Long-Term Incentive Plan Stock options granted under the LTIP are generally
------------------------
awarded at market price on the date of grant and are exercisable not earlier than one year and not later than 10 years from the date of grant. However, a portion of the LTIP options granted in 1996 had terms similar to the broad-based employee stock options, which are described below. The maximum number of shares of common stock that may be granted each year is 1 percent of the total outstanding shares of common stock as of January 1 of such year.

A summary of the status of stock options awarded under the company's LTIP, excluding awards granted with terms similar to the broad-based employee stock options, for 1996, 1995 and 1994 is presented below:

                                                                     Weighted-
                                                                       Average
                                                            Options   Exercise
                                                              (000s)     Price
-------------------------------------------------------------------------------
Outstanding at December 31, 1993                              4,300     $37.67
-------------------------------------------------------------------------------
  Granted                                                     1,770      42.38
  Exercised                                                    (140)     35.02
  Forfeited                                                     (88)     42.56
-------------------------------------------------------------------------------
Outstanding at December 31,1994                               5,842     $39.08
-------------------------------------------------------------------------------
  Granted                                                     1,823      48.15
  Exercised                                                    (498)     37.09
  Forfeited                                                     (83)     47.77
-------------------------------------------------------------------------------
Outstanding at December 31, 1995                              7,084     $41.46
-------------------------------------------------------------------------------
  Granted                                                       943      66.08
  Exercised                                                    (698)     38.91
  Forfeited                                                     (66)     49.38
-------------------------------------------------------------------------------
Outstanding at December 31, 1996                              7,263     $44.82
-------------------------------------------------------------------------------
Exercisable at December 31
  1994                                                        4,149     $37.74
  1995                                                        5,336     $39.26
  1996                                                        6,326     $41.68
-------------------------------------------------------------------------------

The weighted-average fair market value of options granted in 1996 and 1995 was $14.18 and $9.06, respectively. The fair market value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.4 and 6.0 percent; dividend yield of 3.3 and 3.9 percent; volatility of 16.1 and 17.3 percent and expected life of 7 years in both years.

As of December 31, 1996, 7,262,857 shares were under option at exercise prices ranging from $31.9375 to $66.25 per share. The following table summarizes information about stock options outstanding under the LTIP, excluding awards granted with terms similar to the broad-based employee stock options, at December 31, 1996:

                               Options Outstanding      Options Exercisable
             -------------------------------------   ----------------------
                               Weighted-
                                Average   Weighted-               Weighted-
  Range of        Number      Remaining    Average        Number    Average
  Exercise   Outstanding    Contractual   Exercise   Exercisable   Exercise
    Prices         (000s)   Life (Years)     Price         (000s)     Price
----------------------------------------------------------------------------
$31 to $36         2,003           4.70     $34.69         2,003     $34.69
  36 to 41            25           4.94      37.22            25      37.22
  41 to 46         2,688           7.07      43.03         2,688      43.03
  46 to 51         1,610           8.55      48.18         1,610      48.18
  51 to 56             1           9.08      51.88             -          -
  56 to 61            17           9.40      57.96             -          -
  61 to 67           919           9.83      66.25             -          -
----------------------------------------------------------------------------
$31 to $67         7,263           7.09     $44.82         6,326     $41.68
----------------------------------------------------------------------------

Broad-Based Employee Stock Options In 1996, the company granted to all eligible
----------------------------------
employees an option for 150 shares of stock or equivalents that become vested if, by December 31, 1998, the price of Chevron stock closes at $75.00 per share for three consecutive business days or the company has the highest annual total stockholder return of its competitor group for the years 1994 through 1998. Employees receiving stock options may exercise their options by cash purchase of stock or a broker-coordinated stock sale. Under this latter form of exercise, employees may, at their discretion, exercise their options on the first date after the options become vested. The options expire on March 31, 1999, whether exercised or not. In addition, a portion of the awards granted under the LTIP had terms similar to the broad-based employee stock options. Options for 7,211,600 shares, including similar-termed LTIP awards, were granted during the year at an exercise price of $51.875 per share. Forfeitures of options for 302,500 shares reduced the outstanding option shares to 6,909,100 by year-end, at which date none were exercisable. Under APB Opinion No. 25, the company recorded expense of $29 for these options in 1996.

The fair market value of each option share on the date of grant under SFAS No. 123 was estimated at $5.66 using a binomial option-pricing model with the following assumptions: risk-free interest rate of 5.1 percent, dividend yield of 4.2 percent, expected life of 3 years and a volatility of 20.9 percent.

Note 19. Other Contingent Liabilities and Commitments The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1982 and 1991, respectively. For federal income tax purposes, all issues other than the creditability of taxes paid to the government of Indonesia have been resolved through 1987. While the amounts under dispute with the Internal Revenue Service are significant, settlement of open tax matters is not expected to have a material effect on the consolidated net assets or liquidity of the company, and in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination.

At December 31, 1996, the company and its subsidiaries, as direct or indirect guarantors, had contingent liabilities of $64 for notes of affiliated companies and $68 for notes of others.

The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements. The aggregate amount of required payments under these various commitments are: 1997-$174; 1998-$191; 1999-$203; 2000-
$153; 2001-$145; 2002 and after-$889. Total payments under the agreements were $177 in 1996, $173 in 1995 and $154 in 1994.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures has had or will have any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Zaire, Papua New Guinea, China and Indonesia. The company's Caltex affiliates have significant operations in Indonesia, Korea, Japan, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakstan.

Supplemental Information on Oil and Gas Producing Activities
Unaudited

In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS No. 69), this section provides supplemental information on oil and gas exploration and producing activities of the company in six separate tables. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on the company's estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. The Africa geographic area includes activities principally in Nigeria, Angola, Congo and Zaire. The "Other" geographic category includes activities in Australia, the United Kingdom North Sea, Canada, Papua New Guinea, China and other countries. Amounts shown for affiliated companies are Chevron's 50 percent equity share in each of P.T. Caltex Pacific Indonesia (CPI), an exploration and production company operating in Indonesia, and Tengizchevroil (TCO), an exploration and production partnership operating in the Republic of Kazakstan.

TABLE I - COSTS INCURRED IN EXPLORATION,
          PROPERTY ACQUISITIONS AND DEVELOPMENT(1)

                                                         Affiliated
                                 Consolidated Companies   Companies
                          -----------------------------   ---------
Millions of dollars       U.S.   Africa   Other   Total   CPI   TCO   Worldwide
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 1996
Exploration
 Wells                 $  357      $ 75    $126  $  558  $  1  $  -      $  559
 Geological and
  geophysical              16        37      70     123     8     -         131
 Rentals and other         52        10      54     116     -     -         116
-------------------------------------------------------------------------------
 Total exploration        425       122     250     797     9     -         806
-------------------------------------------------------------------------------
Property acquisitions(2)
 Proved(3)                  5         1       9      15     -     -          15
 Unproved                  62         2      43     107     -     -         107
-------------------------------------------------------------------------------
 Total property
  acquisitions             67         3      52     122     -     -         122
-------------------------------------------------------------------------------
Development               603       465     594   1,662   123    50       1,835
-------------------------------------------------------------------------------
TOTAL COSTS INCURRED   $1,095      $590    $896  $2,581  $132  $ 50      $2,763
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 1995
Exploration
 Wells                 $  256      $ 63    $141  $  460  $  1  $  -      $  461
 Geological and
  geophysical               9        29      37      75     9     -          84
 Rentals and other         47        11      64     122     -     -         122
-------------------------------------------------------------------------------
 Total exploration        312       103     242     657    10     -         667
-------------------------------------------------------------------------------
Property acquisitions(2)
 Proved(3)                 21        56       -      77     -     -          77
 Unproved                  31         8      12      51     -     -          51
-------------------------------------------------------------------------------
 Total property
  acquisitions             52        64      12     128     -     -         128
-------------------------------------------------------------------------------
Development               453       640     568   1,661    97     7       1,765
-------------------------------------------------------------------------------
TOTAL COSTS INCURRED   $  817      $807    $822  $2,446  $107  $  7      $2,560
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 1994
Exploration
 Wells                 $  163      $ 48    $118  $  329  $  -  $  -       $ 329
 Geological and
  geophysical               5        29      38      72     9     -          81
 Rentals and other         41         4      71     116     -     -         116
-------------------------------------------------------------------------------
 Total exploration        209        81     227     517     9     -         526
-------------------------------------------------------------------------------
Property acquisitions(2)
 Proved(3)                 95       145       4     244     -     -         244
 Unproved                  28        19      21      68     -     -          68
-------------------------------------------------------------------------------
 Total property
  acquisitions            123       164      25     312     -     -         312
-------------------------------------------------------------------------------
Development               416       276     503   1,195   140   173       1,508
-------------------------------------------------------------------------------
TOTAL COSTS INCURRED   $  748      $521    $755  $2,024  $149  $173      $2,346
-------------------------------------------------------------------------------

(1) Includes costs incurred whether capitalized or charged to earnings.
    Excludes support equipment expenditures.
(2) Proved amounts include wells, equipment and facilities associated with proved reserves; unproved represent amounts for equipment and facilities not associated with the production of proved reserves.
(3) Does not include properties acquired through property exchanges.
-------------------------------------------------------------------------------


TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                                                  Consolidated Companies   Affiliated Companies
                                 ---------------------------------------   --------------------
Millions of dollars                  U.S.     Africa     Other     Total            CPI     TCO     Worldwide
-------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1996
Unproved properties              $   301     $    59   $   208   $   568         $    -  $  420       $   988
Proved properties and related
  producing assets                16,284       2,753     4,267    23,304          1,018     524        24,846
Support equipment                    525         158       254       937            548     200         1,685
Deferred exploratory wells           157          43        94       294              -       -           294
Other uncompleted projects           446         678     1,520     2,644            293      97         3,034
-------------------------------------------------------------------------------------------------------------
 Gross capitalized costs          17,713       3,691     6,343    27,747          1,859   1,241        30,847
-------------------------------------------------------------------------------------------------------------
Unproved properties valuation        150          37        86       273              -       -           273
Proved producing properties -
 Depreciation and depletion       11,422       1,240     2,259    14,921            557      34        15,512
 Future abandonment and
  restoration                        996         272       160     1,428             37       4         1,469
Support equipment depreciation       310          75       137       522            309      46           877
-------------------------------------------------------------------------------------------------------------
 Accumulated provisions           12,878       1,624     2,642    17,144            903      84        18,131
-------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS            $ 4,835      $2,067    $3,701   $10,603         $  956  $1,157       $12,716
-------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1995
Unproved properties              $   329      $   57    $  190   $   576         $    -  $  420       $   996
Proved properties and related
 producing assets                 16,261       1,959     5,334    23,554            900     408        24,862
Support equipment                    686         138       295     1,119            494     207         1,820
Deferred exploratory wells           148          40        62       250              -       -           250
Other uncompleted projects           368       1,010     1,176     2,554            320     112         2,986
-------------------------------------------------------------------------------------------------------------
Gross capitalized costs           17,792       3,204     7,057    28,053          1,714   1,147        30,914
-------------------------------------------------------------------------------------------------------------
Unproved properties valuation        213          30        95       338              -       -           338
Proved producing properties -
 Depreciation and depletion       11,282       1,071     3,119    15,472            492      18        15,982
 Future abandonment and
  restoration                      1,062         247       291     1,600             24       2         1,626
Support equipment depreciation       384          64       179       627            277      30           934
-------------------------------------------------------------------------------------------------------------
 Accumulated provisions           12,941       1,412     3,684    18,037            793      50        18,880
-------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS            $ 4,851     $ 1,792   $ 3,373   $10,016        $   921 $ 1,097       $12,034
-------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1994
Unproved properties              $   354     $    50   $   213   $   617        $     - $   420       $ 1,037
Proved properties and related
 producing assets                 15,996       1,822     4,946    22,764            804     330        23,898
Support equipment                    755         133       302     1,190            456     180         1,826
Deferred exploratory wells           145          44        68       257              -       -           257
Other uncompleted projects           308         403     1,000     1,711            353     210         2,274
-------------------------------------------------------------------------------------------------------------
Gross capitalized costs           17,558       2,452     6,529    26,539          1,613   1,140        29,292
-------------------------------------------------------------------------------------------------------------
Unproved properties valuation        230          23       109       362              -       -           362
Proved producing properties -
 Depreciation and depletion       10,296         924     2,713    13,933            435       8        14,376
 Future abandonment and
  restoration                      1,005         221       294     1,520             14       1         1,535
Support equipment depreciation       359          60       157       576            250      16           842
-------------------------------------------------------------------------------------------------------------
 Accumulated provisions           11,890       1,228     3,273    16,391            699      25        17,115
-------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS            $ 5,668     $ 1,224   $ 3,256   $10,148        $   914 $ 1,115       $12,177
-------------------------------------------------------------------------------------------------------------

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES(1)

The company's results of operations from oil and gas producing activities for the years 1996, 1995 and 1994 are shown in the following table.

Net income from exploration and production activities as reported on Page FS-6 reflects income taxes computed on an effective rate basis. In accordance with SFAS No. 69, income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest expense is excluded from the results reported in Table III and from the net income amounts on Page FS-6.


TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES(1) - Continued

                                                  Consolidated Companies   Affiliated Companies
                                 ---------------------------------------   --------------------
Millions of dollars                  U.S.     Africa     Other     Total            CPI     TCO     Worldwide
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Revenues from net production
 Sales                             $1,695     $  975    $  984    $3,654           $ 45    $256        $3,955
 Transfers                          2,073      1,181       756     4,010            648       -         4,658
-------------------------------------------------------------------------------------------------------------
  Total                             3,768      2,156     1,740     7,664            693     256         8,613
Production expenses                (1,252)      (242)     (342)   (1,836)          (213)    (97)       (2,146)
Proved producing properties
 depreciation, depletion
 and abandonment provision           (678)      (194)     (296)   (1,168)           (80)    (34)       (1,282)
Exploration expenses                 (172)       (85)     (198)     (455)            (8)      -          (463)
Unproved properties valuation         (12)        (6)       (8)      (26)             -       -           (26)
Other income (expense)(2)              46        (74)      112        84              8     (13)           79
-------------------------------------------------------------------------------------------------------------
  Results before income taxes       1,700      1,555     1,008     4,263            400     112         4,775
Income tax expense                   (600)    (1,059)     (471)   (2,130)          (212)    (34)       (2,376)
-------------------------------------------------------------------------------------------------------------
RESULTS OF PRODUCING OPERATIONS    $1,100     $  496    $  537    $2,133           $188    $ 78        $2,399
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Revenues from net production
 Sales                             $1,189     $  748    $  783    $2,720           $ 35    $125        $2,880
 Transfers                          1,689        824       662     3,175            583       -         3,758
-------------------------------------------------------------------------------------------------------------
  Total                             2,878      1,572     1,445     5,895            618     125         6,638
Production expenses                (1,196)      (190)     (400)   (1,786)          (195)    (94)       (2,075)
Proved producing properties
 depreciation, depletion
 and abandonment provision           (752)      (174)     (316)   (1,242)           (69)    (26)       (1,337)
Exploration expenses                 (102)       (57)     (213)     (372)            (9)      -          (381)
Unproved properties valuation         (18)        (7)      (11)      (36)             -       -           (36)
New accounting standard for
 impaired assets                     (753)         -      (128)     (881)             -       -          (881)
Other income (expense)(2)             130        (52)       37       115            (13)      -           102
-------------------------------------------------------------------------------------------------------------
  Results before income taxes         187      1,092       414     1,693            332       5         2,030
Income tax expense                    (61)      (660)     (246)     (967)          (176)     (4)       (1,147)
-------------------------------------------------------------------------------------------------------------
Results of Producing Operations    $  126     $  432    $  168    $  726           $156    $  1        $  883
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
Revenues from net production
 Sales                             $1,484     $  353    $  736    $2,573           $ 24    $ 86        $2,683
 Transfers                          1,598        960       642     3,200            531       -         3,731
-------------------------------------------------------------------------------------------------------------
  Total                             3,082      1,313     1,378     5,773            555      86         6,414
Production expenses                (1,219)      (222)     (399)   (1,840)          (184)    (65)       (2,089)
Proved producing properties
 depreciation, depletion
 and abandonment provision           (885)      (153)     (326)   (1,364)           (53)    (17)       (1,434)
Exploration expenses                 (132)       (52)     (192)     (376)            (9)      -          (385)
Unproved properties valuation         (21)        (3)      (15)      (39)             -       -           (39)
Other income (expense)(2)              22        (50)      (21)      (49)           (26)     (8)          (83)
-------------------------------------------------------------------------------------------------------------
  Results before income taxes         847        833       425     2,105            283      (4)        2,384
Income tax expense                   (314)      (569)     (252)   (1,135)          (143)     (6)       (1,284)
-------------------------------------------------------------------------------------------------------------
Results of Producing Operations    $  533     $  264    $  173    $  970           $140    $(10)       $1,100
-------------------------------------------------------------------------------------------------------------

(1)The value of owned production consumed as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost; this has no effect on the amount of results of producing operations.

(2)Includes gas processing fees, net sulfur income, natural gas contract settlements, currency transaction gains and losses, miscellaneous expenses, etc. In 1996, in the United States, a $48 before-tax gain from the merger of the company's natural gas liquids company and natural gas marketing business with NGC Corporation and a $19 refund of federal lease costs were more than offset by litigation, environmental and impairment provisions totaling $78 and a loss of $17 on the sale of a producing property. Also, includes equity earnings of NGC Corporation.

 Other international in 1996 includes $103 of gains on sales of producing properties, partially offset by $33 of asset impairments and employee severance provisions. Also includes earnings from Boscan Field operating services agreement.

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
-------------------------------------------------------------------------------------------------------------



TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES(1),(2) - Continued

                                                  Consolidated Companies    Affiliated Companies
                                 ---------------------------------------    --------------------
Millions of dollars                  U.S.     Africa     Other     Total            CPI      TCO     Worldwide
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
 Average sales prices
  Liquids, per barrel              $18.41     $20.41   $18.50     $19.12           $16.26   $12.27      $18.42
  Natural gas, per
   thousand cubic feet               2.29          -     2.08       2.25                -      .57        2.21
 Average production costs,
  per barrel                         5.40       2.29     3.31       4.16             4.99     4.15        4.23
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
 Average sales prices
  Liquids, per barrel              $14.98     $16.49   $15.32     $15.55           $14.35   $11.51      $15.29
  Natural gas, per
   thousand cubic feet               1.52          -     1.72       1.56                -      .71        1.55
 Average production costs,
  per barrel                         5.11       2.00     3.83       4.12             4.52     7.73        4.24
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
 Average sales prices
  Liquids, per barrel              $13.65     $15.16   $14.16     $14.18           $12.65   $10.54      $13.90
  Natural gas, per
   thousand cubic feet               1.76          -     1.83       1.78                -      .56        1.76
 Average production costs,
   per barrel                        4.81       2.57     3.79       4.13             4.19     7.13        4.19
-------------------------------------------------------------------------------------------------------------
 Average sales price
  for liquids ($/Bbl)
   DECEMBER 1996                   $21.07     $23.54   $19.45     $21.54           $19.06   $13.64      $20.68
   December 1995                    15.47      17.45    16.03      16.25            15.39    11.37       16.01
   December 1994                    13.80      15.20    14.35      14.36            13.10    10.54       14.12
-------------------------------------------------------------------------------------------------------------
 Average sales price
  for natural gas ($/MCF)
   DECEMBER 1996                   $ 3.73     $    -   $ 2.24     $ 3.42           $    -   $  .81      $ 3.36
   December 1995                     2.04          -     1.99       2.03                -      .77        2.02
   December 1994                     1.62          -     1.73       1.64                -      .57        1.63
-------------------------------------------------------------------------------------------------------------

(1)The value of owned production consumed as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost; this has no effect on the amount of results of producing operations.

(2)Natural gas converted to crude oil equivalent gas (OEG) barrels at a rate of 6 MCF=1 OEG barrel.
-------------------------------------------------------------------------------------------------------------


TABLE IV - RESERVE QUANTITIES INFORMATION
The company's estimated net proved underground oil and gas reserves and changes thereto for the years 1996, 1995 and 1994 are shown in the following table. Proved reserves are estimated by the company's asset teams composed of earth scientists and reservoir engineers. These proved reserve estimates are reviewed annually by the corporation's reserves advisory committee to ensure that rigorous professional standards and the reserves definitions prescribed by the Securities and Exchange Commission are consistently applied throughout the company.

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

Proved reserves for Tengizchevroil (TCO), the company's 50 percent-owned affiliate in Kazakstan, do not include reserves that will be produced when a dedicated export system is in place. In January 1997, Chevron agreed to sell 10 percent of its interest in TCO, reducing its ownership to 45 percent.

In July 1996, the company entered into a 20-year operating service agreement (with a 10-year extension option) with Maraven, a unit of Petroleos de Venezuela, the national oil company, to operate and develop the Boscan oil field in Lake Maracaibo, Venezuela, currently producing 80,000 barrels a day, with plans to increase to 115,000 barrels a day. Chevron receives operating expense reimbursement and capital recovery, plus interest and an incentive fee.

Because Chevron does not have an equity ownership in the oil reserves, the Boscan reserves have not been included in the company's reserve quantities.

TABLE IV - RESERVE QUANTITIES INFORMATION  - Continued

                        NET PROVED RESERVES OF CRUDE OIL, CONDENSATE          NET PROVED RESERVES OF NATURAL GAS
                        AND NATURAL GAS LIQUIDS         Millions of barrels                                 Billions of cubic feet
                        ---------------------------------------------------   -----------------------------------------------------
                               Consolidated Companies    Affiliates   World-          Consolidated Companies    Affiliates   World-
                        -----------------------------    ----------           ------------------------------    ----------
                        U.S.   Africa   Other   Total    CPI    TCO    wide    U.S.   Africa   Other   Total    CPI    TCO    wide
---------------------------------------------------------------------------  -----------------------------------------------------
RESERVES AT
JANUARY 1, 1994       1,279       682     453   2,414    669  1,102   4,185   5,484        -   2,257   7,741    142  1,528   9,411
Changes
 attributable to:
 Revisions                1        30      10      41    (19)     1      23     283        -     (11)    272     (6)     2     268
 Improved recovery       22        18      36      76      9      -      85       5        -       7      12      -      -      12
 Extensions
  and discoveries        35        85      46     166      -      -     166     533        -     675   1,208     26      -   1,234
 Purchases(1)             1        76       -      77      -      -      77      55        -       1      56      -      -      56
 Sales(2)                (4)        -      (3)     (7)     -      -      (7)    (23)       -     (31)    (54)     -      -     (54)
 Production            (134)      (87)    (77)   (298)   (56)    (8)   (362)   (761)       -    (176)   (937)   (11)   (12)   (960)
----------------------------------------------------------------------------  ----------------------------------------------------
RESERVES AT
DECEMBER 31, 1994     1,200       804     465   2,469    603  1,095   4,167   5,576        -   2,722   8,298    151  1,518   9,967
Changes
 attributable to:
 Revisions               25        62      74     161    (28)     2     135       3       62      71     136     13      2     151
 Improved recovery        7        36      66     109     42      -     151       7        -      23      30      -      -      30
 Extensions
  and discoveries        87       137      14     238      -      -     238     609       22     175     806      6      -     812
 Purchases(1)             3        25       -      28      -      -      28      48        -       2      50      -      -      50
 Sales(2)                (6)        -      (5)    (11)     -      -     (11)    (29)       -     (23)    (52)     -      -     (52)
 Production            (129)      (95)    (76)   (300)   (55)   (10)   (365)   (682)       -    (176)   (858)   (15)   (15)   (888)
----------------------------------------------------------------------------  ----------------------------------------------------
RESERVES AT
DECEMBER 31, 1995     1,187       969     538   2,694    562  1,087   4,343   5,532       84   2,794   8,410    155  1,505  10,070
Changes
attributable to:
 Revisions               (9)       73       24     88     (4)    69     153    (225)     209     489     473     (1)   (18)    454
 Improved recovery       38        22       22     82     60      -     142      20        -      16      36      1      -      37
 Extensions
  and discoveries        63        74        6    143      2      -     145     676        -       7     683     15      -     698
 Purchases(1)             2         -        -      2      -      -       2       5        -      11      16      -      -      16
 Sales(2)                (7)        -      (32)   (39)     -      -     (39)    (47)       -     (11)    (58)     -      -     (58)
 Production            (125)     (106)     (76)  (307)   (54)   (21)   (382)   (686)       -    (171)   (857)   (18)   (25)   (900)
----------------------------------------------------------------------------  ----------------------------------------------------
RESERVES AT
DECEMBER 31, 1996     1,149     1,032      482  2,663    566  1,135   4,364   5,275      293   3,135   8,703    152  1,462  10,317
----------------------------------------------------------------------------  ----------------------------------------------------
Developed reserves
----------------------------------------------------------------------------  ----------------------------------------------------
At January 1, 1994    1,151       503      310  1,964    511    421   2,896   4,863        -   1,647   6,510    130    584   7,224
At December 31, 1994  1,097       546      293  1,936    499    414   2,849   4,919        -   1,508   6,427    135    574   7,136
At December 31, 1995  1,061       596      371  2,028    457    406   2,891   4,929       84   1,726   6,739    140    562   7,441
AT DECEMBER 31, 1996  1,027       658      281  1,966    448    500   2,914   4,727      293   1,634   6,654    136    643   7,433
----------------------------------------------------------------------------  ----------------------------------------------------
(1)Includes reserves acquired through property exchanges.
(2)Includes reserves disposed of through property exchanges.

TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO
 PROVED OIL AND GAS RESERVES

The standardized measure of discounted future net cash flows, related to the above proved oil and gas reserves, is calculated in accordance with the requirements of SFAS No. 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated net proved reserves. Future price changes are limited to those provided by contractual arrangements in existence at the end of each reporting year. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end estimated proved reserves based on year-end cost indices, assuming continuation of year-end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pre-tax net cash flows, less the tax basis of related assets. Discounted future net cash flows are calculated using 10 percent midperiod discount factors. This discounting requires a year-by-year estimate of when future expenditures will be incurred and when the reserves will be produced.

The information provided does not represent management's estimate of the company's expected future cash flows or value of proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS No. 69 requires assumptions as to the timing and amount of future development and production costs. The calculations are made as of December 31 each year and should not be relied upon as an indication of the company's future cash flows or value of its oil and gas reserves.


TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO
          PROVED OIL AND GAS RESERVES - Continued

                                                            Consolidated Companies   Affiliated Companies
                                          ----------------------------------------  ---------------------
Millions of dollars                           U.S .   Africa      Other      Total         CPI        TCO   Worldwide
---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1996
Future cash inflows from production       $45,620   $24,220     $19,560    $89,400     $12,220    $16,040    $117,660
Future production and development costs   (14,430)   (3,840)     (4,590)   (22,860)     (7,560)    (5,330)    (35,750)
Future income taxes                       (11,170)  (12,560)     (5,290)   (29,020)     (2,210)    (4,220)    (35,450)
---------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows         20,020     7,820       9,680     37,520       2,450      6,490      46,460
10 percent midyear annual discount for
 timing of estimated cash flows            (8,250)   (2,700)     (4,300)   (15,250)     (1,020)    (5,070)    (21,340)
---------------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE OF DISCOUNTED
 FUTURE NET CASH FLOWS                    $11,770   $ 5,120     $ 5,380    $22,270     $ 1,430    $ 1,420    $ 25,120
---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1995
Future cash inflows from production       $30,200   $17,570     $15,340    $63,110     $ 9,530    $15,630    $ 88,270
Future production and development costs   (14,140)   (4,350)     (4,600)   (23,090)     (5,700)    (7,140)    (35,930)
Future income taxes                        (5,390)   (7,910)     (3,660)   (16,960)     (1,950)    (3,350)    (22,260)
---------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows         10,670     5,310       7,080     23,060       1,880      5,140      30,080
10 percent midyear annual discount for
 timing of estimated cash flows            (4,260)   (1,830)     (3,140)    (9,230)       (800)    (3,700)    (13,730)
---------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
 Future Net Cash Flows                    $ 6,410   $ 3,480     $ 3,940    $13,830     $ 1,080    $ 1,440    $ 16,350
---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1994
Future cash inflows from production       $26,030   $12,230     $12,450    $50,710     $ 9,160    $14,080    $ 73,950
Future production and development costs   (13,540)   (4,060)     (5,450)   (23,050)     (6,050)    (8,020)    (37,120)
Future income taxes                        (3,950)   (5,000)     (2,410)   (11,360)     (1,570)    (2,090)    (15,020)
---------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows          8,540     3,170       4,590     16,300       1,540      3,970      21,810
10 percent midyear annual discount for
 timing of estimated cash flows            (3,490)   (1,220)     (1,870)    (6,580)       (660)    (2,950)    (10,190)
---------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
 Future Net Cash Flows                    $ 5,050   $ 1,950     $ 2,720    $ 9,720     $   880    $ 1,020    $ 11,620
---------------------------------------------------------------------------------------------------------------------


TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
           FLOWS FROM PROVED RESERVES

                                           Consolidated Companies         Affiliated Companies                     Worldwide
                                      ---------------------------    -------------------------   ---------------------------
Millions of dollars                      1996      1995      1994      1996     1995      1994      1996      1995      1994
----------------------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT JANUARY (1)          $13,830   $ 9,720    $8,600    $2,520   $1,900    $1,140   $16,350   $11,620    $9,740
Sales and transfers of oil and gas
 produced, net of production costs     (5,828)   (4,109)   (3,933)     (639)    (454)     (392)   (6,467)   (4,563)   (4,325)
Development costs incurred              1,662     1,661     1,195       173      104       313     1,835     1,765     1,508
Purchases of reserves                      28       230       305         -        -         -        28       230       305
Sales of reserves                        (353)     (116)      (54)        -        -         -      (353)     (116)      (54)
Extensions, discoveries and improved
 recovery, less related costs           3,745     2,927     1,775       316      165        (3)    4,061     3,092     1,772
Revisions of previous
 quantity estimates                       969     1,979     1,064        59     (723)     (377)    1,028     1,256       687
Net changes in prices, development
 and production costs                  13,495     3,602     1,317       721    1,756     1,384    14,216     5,358     2,701
Accretion of discount                   2,236     1,513     1,233       418      310       206     2,654     1,823     1,439
Net change in income tax               (7,514)   (3,577)   (1,782)     (718)    (538)     (371)   (8,232)   (4,115)   (2,153)
 Net change for the year                8,440     4,110     1,120       330      620       760     8,770     4,730     1,880
PRESENT VALUE AT DECEMBER 31          $22,270   $13,830    $9,720    $2,850   $2,520    $1,900   $25,120   $16,350   $11,620


The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. Changes in the timing of production are included with "Revisions of previous quantity estimates." The
1996 changes reflected higher year-end crude oil and natural gas prices and quantity increases in crude oil and natural gas reserves.

Five-Year Financial Summary(1)

Millions of dollars, except per-share amounts              1996            1995            1994            1993            1992
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA
REVENUES
Sales and other operating revenues
 Refined products                                       $15,785         $13,471         $14,328         $16,089         $16,821
 Crude oil                                               12,397           9,376           8,249           8,501          10,031
 Natural gas                                              3,299           2,019           2,138           2,156           1,995
 Natural gas liquids                                      1,167           1,285           1,180           1,235           1,190
 Other petroleum                                          1,184           1,144             944             967             927
 Chemicals                                                3,422           3,758           3,065           2,708           2,872
 Coal and other minerals                                    340             358             416             447             397
 Excise taxes                                             5,202           4,988           4,790           4,068           3,964
 Corporate and other                                        (14)            (89)             20              20              15
-------------------------------------------------------------------------------------------------------------------------------
Total sales and other operating revenues                 42,782          36,310          35,130          36,191          38,212
Equity in net income of affiliated companies                767             553             440             440             406
Other income                                                344             219             284             451           1,059
-------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                           43,893          37,082          35,854          37,082          39,677
COSTS, OTHER DEDUCTIONS AND INCOME TAXES                 41,286          36,152          34,161          35,817          37,467
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES                    $ 2,607         $   930         $ 1,693         $ 1,265         $ 2,210
CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                                     -               -               -               -           (641)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $ 2,607         $   930         $ 1,693         $ 1,265         $ 1,569
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK:
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES                      $3.99           $1.43           $2.60           $1.94           $3.26
CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                                     -               -               -               -           (0.95)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK               $3.99           $1.43           $2.60           $1.94           $2.31
-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER SHARE                                  $2.08          $1.925           $1.85           $1.75           $1.65
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA (YEAR-END)
Current assets                                          $ 7,942         $ 7,867         $ 7,591         $ 8,682         $ 8,722
Properties, plant and equipment (net)                    21,496          21,696          22,173          21,865          22,188
Total assets                                             34,854          34,330          34,407          34,736          33,970
Short-term debt                                           2,706           3,806           4,014           3,456           2,888
Other current liabilities                                 6,201           5,639           5,378           7,150           6,947
Long-term debt and capital lease obligations              3,988           4,521           4,128           4,082           4,953
Stockholders' equity                                     15,623          14,355          14,596          13,997          13,728
 Per share                                              $ 23.92         $ 22.01         $ 22.40         $ 21.49         $ 21.11
-------------------------------------------------------------------------------------------------------------------------------
SELECTED DATA
Return on average stockholders' equity                    17.4%            6.4%           11.8%            9.1%           11.0%
Return on average capital employed                        12.7%            5.3%            8.7%            6.8%            8.5%
Total debt/total debt plus equity                         30.0%           36.7%           35.8%           35.0%           36.4%
Capital and exploratory expenditures(2)                 $ 4,840         $ 4,800         $ 4,819         $ 4,440         $ 4,423
Common stock price - High                               $68 3/8         $53 5/8         $49 3/16        $49 3/8         $37 11/16
                   - Low                                $51             $43 3/8         $39 7/8         $33 11/16       $30 1/16
                   - Year-end                           $65             $52 3/8         $44 5/8         $43 9/16        $34 3/4
Common shares outstanding at year-end (in thousands)    653,086         652,327         651,751         651,478         650,348
Weighted average shares outstanding
 for the year (in thousands)                            652,769         652,084         651,672         650,958         677,955
Number of employees at year-end(3)                       40,820          43,019          45,758          47,576          49,245
-------------------------------------------------------------------------------------------------------------------------------

(1)Comparability between years is affected by changes in accounting methods:  1995 and 1996 reflect adoption of Statement of
 Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
 to be Disposed Of"; 1992 and subsequent years reflect adoption of SFAS No. 106, "Employers' Accounting for Postretirement
 Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." Share and per-share amounts reflect the two-
 for-one stock split in May 1994.

(2)Includes equity in affiliates' expenditures.             $983            $912            $846            $701            $621

(3)Includes service station personnel.

                          CALTEX GROUP OF COMPANIES
                        COMBINED FINANCIAL STATEMENTS


                              December 31, 1996

                          CALTEX GROUP OF COMPANIES
                        COMBINED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996


                                    INDEX





                                                           Page

General Information                                        C-3 TO C-4

Report of Independent Auditors                             C-5

Combined Balance Sheet                                     C-6 TO C-7

Combined Statement of Income                               C-8

Combined Statement of Stockholders' Equity                 C-9

Combined Statement of Cash Flows                           C-10

Notes to Combined Financial Statements                     C-11 TO C-21





















Note: Financial statement schedules are omitted as permitted by Rule 4.03 and Rule 5.04 of Regulation S-X.

                          CALTEX GROUP OF COMPANIES
                             GENERAL INFORMATION

   The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. and was created in 1936 by its two owners to produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:

Caltex Petroleum Corporation, a company incorporated in Delaware that, through its many subsidiaries and affiliates, conducts refining, transporting, and marketing activities in the Eastern Hemisphere;

P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia; and,

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

A brief description of each company's operations and the Group's environmental activities follows:


Caltex Petroleum Corporation (Caltex)
-------------------------------------

Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries with some of the highest economic and petroleum growth rates in the world, principally in Africa, Asia, the Middle East, New Zealand and Australia. At year end 1996, Caltex had over 7,000 employees, of which about 3% were located in the United States.

The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 14 refineries in 11 countries and its share of refinery inputs approximated 743,000 barrels per day in 1996. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Construction of the new 130,000 barrels per day refinery in Thailand was completed and operations began in July, 1996. In Korea, a new crude unit with a capacity of 220,000 barrels per day and a 70,000 barrel per day diesel desulfurizer were completed during the fourth quarter of 1996 bringing total refining capacity at LG-Caltex to 600,000 barrels per day. Caltex companies sold approximately 1.4 million barrels per day of crude and petroleum products in 1996.

Caltex continues to place emphasis on high-growth markets and is moving towards a better strategic balance in its refining capacity. During 1996, Caltex sold its 50 percent interest in Nippon Petroleum Refining Company, Limited for approximately $2 billion, and it continues to actively manage the performance of its refining assets.

Caltex introduced a new corporate and retail identity in 1996 and accelerated its downstream marketing activities. New and refurbished service stations are being introduced across the Asia-Pacific region, Africa and the Middle East, where there are more than 4,100 Caltex-branded service stations. Caltex affiliates operate another 3,800 sites under other names. Underperforming stations with poor prospects for improvement are being eliminated. New Caltex Star Mart convenience stores anchor many high-volume station locations. Many stations also include new ancillary revenue centers such as quick-service restaurants, auto lube bays and brushless car washes. Caltex had an average 17.4% market share in its principal operating areas in 1996.

In addition to the retail initiatives, the company has created specialized business units that are helping Caltex operating companies position for larger shares of the high-growth markets for lubricating oils and greases, aviation
fuels, and liquefied petroleum gas.     Caltex conducts international crude oil
and petroleum product logistics and trading operations from a subsidiary in Singapore. The company has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines, terminals and depots. Caltex is also active in the petrochemical business, particularly in Japan and South Korea.

                          CALTEX GROUP OF COMPANIES
                             GENERAL INFORMATION

P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

CPI holds a Production Sharing Contract in Central Sumatra for which the Indonesian government has granted an extension to the year 2021. CPI also acts as operator in Sumatra for four other petroleum contract areas, with 32 fields, which are jointly held by Chevron and Texaco. Exploration is pursued through an area comprising 2.4 million acres with production established in the giant Minas and Duri fields. Gross production from fields operated by CPI for 1996 was over 753,000 barrels a day. CPI entitlements are sold to its stockholders, who use them in their systems or sell them to third parties. At year end 1996, CPI had approximately 6,100 employees, all located in Indonesia.


American Overseas Petroleum Limited (AOPL)
------------------------------------------

In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages selective contract areas for Texaco's and Chevron's undivided interests in Indonesia, excluding Sumatra. At year end, AOPL had approximated 245 employees, of which 7% were located in the United States.


Environmental Activities
------------------------

The Group's activities are subject to various environmental, health and safety regulations in each of the countries in which it operates. Such regulations vary significantly in degree of scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health and safety laws and regulations as well as its own internal policies. The Group has an active program to ensure that its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies in each of the countries in which it operates, and conducting periodic environmental compliance audits.

The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1996, the Group, including its equity share of affiliates, incurred total costs of approximately $225 million, including capital costs of $156 million and nonremediation related operating expenses of $69 million. The major component of the Group's expenditures is for the prevention of air pollution. As of December 31, 1996, the Group had accrued $96 million for various known remediation activities, including $74 million relating to the future cost of restoring and abandoning existing oil and gas properties.

Based upon existing statutory and regulatory requirements, investment and operating plans, and known exposures, the Group believes that future environmental expenditures will not materially affect its liquidity, financial position or results of operations.

                                 Report of Independent Auditors



To the Stockholders
The Caltex Group of Companies:

We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1996 and 1995, and the related combined statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                       /s/ KPMG Peat Marwick LLP

Dallas, Texas
February 10, 1997

                          CALTEX GROUP OF COMPANIES
                           COMBINED BALANCE SHEET


                                    ASSETS


                                                             As of December 31
                                                          --------------------
                                                         (Millions of dollars)
                                                             1996         1995
                                                          -------      -------
Current assets:

Cash and cash equivalents, including time deposits of
  $21 in 1996 and $60 in 1995                             $   206      $   166

Accounts and notes receivable, less allowance for doubtful
 accounts of  $18 in 1996 and $11 in 1995:
  Trade                                                       864        1,002
  Affiliates                                                  452          210
  Other                                                       318          238
                                                          -------      -------
                                                            1,634        1,450
Inventories:
  Crude oil                                                   159          130
  Petroleum products                                          503          516
  Materials and supplies                                       53           61
                                                          -------      -------
                                                              715          707

Deferred income taxes                                          10            -
                                                          -------      -------
   Total current assets                                     2,565        2,323

Investments and advances:

  Equity in affiliates                                      1,842        3,163
  Miscellaneous investments and long-term receivables,
   less allowance of $8 in 1995                               269          207
                                                          -------      -------
     Total investments and advances                         2,111        3,370

Property, plant, and equipment, at cost:

  Producing                                                 3,721        3,485
  Refining                                                  1,550        1,468
  Marketing                                                 2,451        2,160
  Other                                                         8            9
                                                          -------      -------
                                                            7,730        7,122
  Accumulated depreciation, depletion and amortization     (3,217)      (2,868)
                                                          -------      -------
         Net property, plant and equipment                  4,513        4,254

Prepaid and deferred charges                                  206          170
                                                          -------      -------
   Total assets                                           $ 9,395      $10,117
                                                          -------      -------


            See accompanying notes to combined financial statements.

                          CALTEX GROUP OF COMPANIES
                           COMBINED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             As of December 31
                                                          --------------------
                                                         (Millions of dollars)
                                                             1996         1995
                                                          -------      -------
Current liabilities:

Short-term debt                                           $ 1,246      $ 1,665

Accounts payable:
 Trade and other                                            1,236        1,165
 Stockholders                                                 176           90
 Affiliates                                                    84           74
                                                          -------      -------
                                                            1,496        1,329

Accrued liabilities                                           148          127

Estimated income taxes                                        109          102
                                                          -------      -------
    Total current liabilities                               2,999        3,223


Long-term debt                                                713          628

Employee benefit plans                                        107           98

Deferred credits and other non-current liabilities            949          864

Deferred income taxes                                         249          209

Minority interest in subsidiary companies                     122          136
                                                          -------      -------
    Total                                                   5,139        5,158

Stockholders' equity:

Common stock                                                  355          355
Capital in excess of par value                                  2            2
Retained earnings                                           3,910        4,187
Currency translation adjustment                               (36)         350
Unrealized holding gain on investments                         25           65
                                                          -------      --------
    Total stockholders' equity                              4,256        4,959

                                                          -------      -------
    Total liabilities and stockholders' equity            $ 9,395      $10,117

See accompanying notes to combined financial statements.

                          CALTEX GROUP OF COMPANIES
                        COMBINED STATEMENT OF INCOME

                                                        Year ended December 31
                                                ------------------------------
                                                         (Millions of dollars)
                                                   1996        1995       1994
                                               --------    --------   --------
Revenues:

   Sales and other operating revenues(1)       $ 16,895    $ 15,067   $ 14,751
   Gain on sale of investment in affiliate        1,132           -          -
   Equity in net income of affiliates                51         425        263
   Dividends, interest and other income              88         130        134
                                               --------    --------   --------
         Total revenues                          18,166      15,622     15,148

Costs and deductions:

   Cost of sales and operating expenses(2)       14,774      13,045     12,801
   Selling, general and administrative expenses     532         620        568
   Depreciation, depletion and amortization         407         361        331
   Maintenance and repairs                          134         104        160
   Foreign exchange, net                              6         (37)        73
   Interest expense                                 140         159        101
   Minority interest                                 (2)          4          3
                                               --------    --------   --------
         Total costs and deductions              15,991      14,256     14,037
                                               --------    --------   --------

   Income before income taxes                     2,175       1,366      1,111

Provision for income taxes                          982         467        422
                                               --------    --------   --------
Net income                                     $  1,193    $    899   $    689
                                               --------    --------   --------

(1) Includes sales to:
    Stockholders                               $  1,711    $  1,376   $  1,250
    Affiliates                                    2,841       1,524      1,044

(2) Includes purchases from:
    Stockholders                               $  2,634    $  1,834   $  1,662
    Affiliates                                    1,297       1,638      1,587

See accompanying notes to combined financial statements.

                          CALTEX GROUP OF COMPANIES
                 COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Year ended December 31
                                                ------------------------------
                                                         (Millions of dollars)
                                                   1996        1995       1994
                                               --------    --------   --------


Common stock and capital
in excess of par value                          $   357     $   357    $   357
                                               --------    --------   --------


Retained earnings:
   Balance at beginning of year                 $ 4,187      $ 3,898   $ 3,688
   Net income                                     1,193          899       689
      Cash dividends                             (1,470)        (610)     (479)
                                                -------      -------   -------
   Balance at end of year                       $ 3,910      $ 4,187   $ 3,898
                                                -------      -------   -------


Currency translation adjustment:
   Balance at beginning of year                 $   350      $   399   $   250
      Sale of investment in affiliate              (240)           -         -
      Other changes during the year                (146)         (49)      149
                                                -------      -------   -------
   Balance at end of year                       $   (36)     $   350   $   399
                                                -------      -------   -------


   Unrealized holding gain on investments:
   Balance at beginning of year                 $    65      $    79   $    70
      Change during the year                        (40)         (14)        9
                                                -------      -------   -------
   Balance at end of year                       $    25      $    65   $    79
                                                -------      -------   -------


Total stockholders' equity - end of year        $ 4,256      $ 4,959   $ 4,733
                                                -------      -------   -------

See accompanying notes to combined financial statements.

                          CALTEX GROUP OF COMPANIES
                      COMBINED STATEMENT OF CASH FLOWS


                                                        Year ended December 31
                                                ------------------------------
                                                         (Millions of dollars)
                                                   1996        1995       1994
                                               --------    --------   --------
Operating activities:
 Net income                                    $  1,193     $   899    $   689
 Reconciliation to net cash
  provided by operating activities:
   Depreciation, depletion and amortization         407         361        331
   Dividends more (less) than equity
    in affiliate income                              38        (349)      (220)
   Net losses (gains) on asset sales                 10          11        (17)
   Deferred income taxes                             36          18        (45)
   Prepaid charges and deferred credits              38          69        115
   Changes in operating working capital              (7)        (27)        58
   Gain on sale of investment in affiliate       (1,132)          -          -
   Other                                            (12)         66         77
                                               --------    --------   --------

    Net cash provided by operating activities       571       1,048        988

Investing activities:
 Capital expenditures                              (741)       (663)      (837)
 Investments in and advances to affiliates          (30)       (150)      (131)
 Net (purchases) sales of investment instruments    (55)         (7)        14
 Proceeds from sale of investment in affiliate    1,984           -          -
 Proceeds from asset sales                           95          46         37
                                               --------    --------   --------
    Net cash provided by (used for)
     investing activities                         1,253        (774)      (917)

Financing activities:
 Debt with terms in excess of three months :
 Borrowings                                       1,112       1,063      1,257
 Repayments                                      (1,351)     (1,093)      (880)
 Net (decrease) increase in other debt              (53)        275        135
 Dividends paid, including minority interest     (1,490)       (617)      (482)
                                               --------    --------   --------
    Net cash (used for) provided by
     financing activities                        (1,782)       (372)        30

Effect of exchange rate changes
 on cash and cash equivalents                        (2)         13        (16)
                                               --------    --------   --------

Cash and cash equivalents:
   Net change during the year                        40         (85)        85
   Beginning of year balance                        166         251        166
                                               --------    --------   --------
   End of year balance                          $   206     $   166    $   251
                                               --------    --------   --------


See accompanying notes to combined financial statements.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1  -  Summary of significant accounting policies

PRINCIPLES OF COMBINATION The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Petroleum Corporation and subsidiaries, American Overseas Petroleum Limited and
subsidiary, and P.T. Caltex Pacific Indonesia.   Intercompany transactions and
balances have been eliminated. Subsidiaries include companies owned directly or indirectly more than 50 percent except cases in which control does not rest with the Group.

Chevron Corporation and Texaco Inc. (stockholders), through subsidiary companies, each own 50% of the outstanding common shares of the Group companies. The Group is primarily engaged in exploring, producing, refining, transporting and marketing crude oil and petroleum products in the Asia-Pacific and East-of-Suez Regions. The Group's accounting policies are in accordance with United States generally accepted accounting principles.

TRANSLATION OF FOREIGN CURRENCIES The U.S. dollar is the functional currency for all principal subsidiary and most affiliate operations. Affiliates in Japan and Korea use the local currency as the functional currency.

Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

INVENTORIES Crude oil and petroleum product inventories are stated at cost, primarily determined using the last-in, first-out (LIFO) method. Costs include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Inventories are valued at the lower of cost or current market.

INVESTMENTS AND ADVANCES Investments in affiliates in which the Group has an ownership of 20% to 50% are accounted for by the equity method (including majority owned investments where control does not rest with the Group). The Group's share of earnings or losses of these companies is included in current results, and the recorded investments reflect the underlying equity in each company. Investments in other affiliates are carried at cost and dividends are reported as income.

PROPERTY, PLANT AND EQUIPMENT Exploration and production activities are accounted for under the successful efforts method. Depreciation, depletion and amortization expenses for capitalized costs relating to producing properties, including intangible development costs, are determined using the unit-of-production method.

All other assets are depreciated by class on a straight-line basis using rates based upon the estimated useful life of each class of asset.

Maintenance and repairs necessary to maintain facilities in operating condition are charged to income as incurred. Additions and improvements that materially extend the life of assets are capitalized. Upon disposal of assets, any net gain or loss is included in income.

DERIVATIVE FINANCIAL INSTRUMENTS Gains and losses on hedges of existing assets or liabilities are included in the carrying value of those assets and liabilities, and are ultimately recognized in income as part of the carrying value. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income or included in the carrying value when the underlying hedged transaction occurs. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies - continued

ENVIRONMENTAL MATTERS The Group's environmental policies encompass the existing laws in each country in which the Group operates and the Group's own internal standards. Expenditures that create future benefits or contribute to future revenue generation are capitalized. Future remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available undiscounted estimates using data primarily developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

RECLASSIFICATIONS Certain amounts for preceding periods have been reclassified to conform with the current year's presentation.

Note 2  -  Change in accounting principles

During 1995, the Group adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes guidelines for recognizing and measuring impairment of long-lived assets. Adoption of this standard did not impact the combined financial statements of the Group.

Note 3  -  Inventories

The excess of current cost over the reported value of inventory maintained on the LIFO basis was approximately $125 million and $52 million at December 31, 1996 and 1995, respectively.

During the periods presented, inventory quantities valued on the LIFO basis were reduced at certain locations. The inventory reductions, net of market valuation adjustments, increased net income by approximately $4 million in 1996, and decreased net income by $1 million in 1995 and $8 million in 1994.

Certain inventories were previously recorded at market, which was lower than the LIFO carrying value. Earnings of $29 million, $25 million and $30 million, net of inventory volume reductions, were recorded in 1996, 1995 and 1994, respectively, reflecting improved market values over previous years. As of December 31, 1996 substantially all inventories were recorded at cost.

Note 4  -  Equity in affiliates

Investments in affiliates at equity include the following:
                                                             As of December 31
                                                          --------------------
                                                         (Millions of dollars)
                                                  Equity %      1996      1995
                                                  --------   -------   -------
Nippon Petroleum Refining Company, Limited               -   $     -   $ 1,132
Koa Oil Company, Limited                               50%       364       427
LG-Caltex Oil Corporation (formerly
   Honam Oil Refinery, Limited)                        50%       739       762
Australian Petroleum Pty. Limited                      50%       336       412
Star Petroleum Refining Company, Ltd.                  64%       287       327
All other                                          Various       116       103
                                                             -------   -------
                                                             $ 1,842   $ 3,163
                                                             -------   -------

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 4  -  Equity in affiliates - continued

Effective April 1, 1996, the Group sold its 50% investment in Nippon Petroleum Refining Company, Limited (NPRC) to its partner, Nippon Oil Company, Limited
(NOC) for Yen 200 billion (approximately $2 billion) in cash. The Group's net income in 1996 includes a net after-tax gain of approximately $620 million related to this sale. The combined statement of income includes Group product sales to NOC of approximately $ .5 billion, $2.1 billion, and $2.0 billion in 1996 (first quarter only), 1995 and 1994, respectively.

Effective May 1995, Caltex Australia Limited (CAL), a subsidiary of the Group, combined its petroleum refining and marketing operations with those of Ampol Limited to form Australian Petroleum Pty. Limited (APPL) which owns and manages the combined refining and marketing operations. CAL contributed net assets at their carrying value of $419 million for its 50% equity interest in APPL and no gain or loss was recognized. The carrying value of CAL's investment in APPL in excess of its proportionate share of APPL's net equity is being amortized over approximately 20 years.

The remaining interest in Star Petroleum Refining Company, Ltd. (SPRC) is owned by a Thailand governmental entity. Provisions in the SPRC shareholders agreement limit the Group's control and mandate reduction in ownership to a minority position by the year 2000.

Shown below is summarized financial information for these affiliates (in millions of dollars):

                                          100%                  Equity Share
                                --------------------      --------------------
                                   1996         1995         1996         1995
                                -------      -------      -------      -------

Current assets                  $ 6,128      $ 7,125      $ 3,075      $ 3,556
Other assets                      7,303       10,415        3,836        5,368

Current liabilities               5,191        5,608        2,618        2,804
Other liabilities                 4,768        5,865        2,533        3,039

Net worth                         3,472        6,067        1,760        3,081


                                         100%                 Equity Share
                                 1996    1995    1994     1996    1995    1994

Operating revenues            $15,436 $15,396 $10,886   $7,751  $7,674  $5,418
Operating income                  749     955     770      364     472     381
Net income                        133     859     526       51     425     263


Cash dividends received from these affiliates were $89 million, $76 million, and $43 million in 1996, 1995 and 1994, respectively.

During 1995, an affiliate sold certain property required by the local government. The Group's share (approximately $171 million) of the resulting gain was included in the Group's 1995 net income.

Retained earnings as of December 31, 1996 and 1995, includes $1.0 billion and $1.7 billion, respectively, representing the Group's share of undistributed earnings of affiliates at equity.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 5  -  Short-term debt

Short-term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1996, and 1995 were 7.5% and 7.0%, respectively.

Unutilized lines of credit available for short-term financing totaled $727 million as of December 31, 1996.

Note 6  -   Long-term debt

Long-term debt, with related interest rates for 1996 and 1995, are as follows:

                                                             As of December 31
                                                          --------------------
                                                         (Millions of dollars)
                                                             1996         1995
                                                          -------      -------
    U.S. dollar debt:
      Variable interest rate term loans                   $   294      $   243
      Fixed interest rate term loans
         with 6.25% and 6.7% average rates                    110           58
   Australian dollar debt:
      Variable interest rate term loan                          -           50
      Promissory notes payable with
            6.73% and 7.6% average rate                        20           19
      Fixed interest rate loans with
            11.2% rate due 2001-2002                          224          230
   New Zealand dollar debt:
      Variable interest rate term loans                        46           13
      Fixed interest rate loan with
         8.09% rate due 2000                                    7            -
   Other                                                       12           15
                                                          -------      -------
                                                          $   713      $   628
                                                          -------      -------

As of December 31, 1996 and 1995, $20 million and $19 million, respectively, of short-term debt was classified as long-term debt. Settlement of these obligations is not expected to require the use of working capital in 1997 as the Group has both the intent and ability to refinance this debt on a long-term basis. These borrowings were fully covered by long-term committed credit facilities with major banks.

Aggregate maturities of long-term debt for the next five years are as follows (in millions of dollars): 1997 - $23 (included in short-term debt); 1998 - $52;
 1999 - $110; 2000 - $105; 2001 - $151; 2002 and thereafter - $295.

Note 7  -  Operating leases

The Group has operating leases involving various marketing assets for which net rental expense was $92 million, $91 million, and $121 million in 1996, 1995 and 1994, respectively.

Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of dollars):
1997 - $35; 1998 - $35; 1999 - $35; 2000 - $37; 2001 - $38; 2002 and thereafter
- $73.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS

Note 8  -  Employee benefit plans

The Group has various retirement plans. Generally, these plans provide defined benefits based on final or final average pay. The benefit levels, vesting terms and funding practices vary among plans.

The funded status of retirement plans, primarily foreign and inclusive of affiliates at equity, is as follows:

                                                   As of December 31
                                         -------------------------------------
                                                 (Millions of dollars)
                                             Assets Exceed       Accumulated
                                             Accumulated          Benefits
Funding Status                                 Benefits         Exceed Assets
--------------                           -----------------    ----------------
                                            1996      1995      1996      1995
Actuarial present value :
   Vested benefit obligation             $   203   $   186    $   88   $   215
   Accumulated benefit obligation            224       208       113       251
   Projected benefit obligation              387       362       136       308

Amount of assets available
    for benefits :
      Funded assets at fair value        $   348   $   341    $   51   $   123
   Net pension (asset) liability
      recorded                                (3)      (23)       67       146
                                         -------   -------    ------   -------
      Total assets                       $   345   $   318    $  118   $   269
                                         -------   -------    ------   -------

Assets less than projected
     benefit obligation                  $   (42)  $   (44)   $   (18) $   (39)
      Consisting of:
         Unrecognized transition
          net assets (liabilities)             -        13         (9)      (5)
         Unrecognized net losses             (26)      (38)        (6)     (30)
         Unrecognized prior service costs    (16)      (19)        (3)      (4)

   Weighted average rate assumptions:
      Discount rate                        10.9%     10.5%       5.6%     5.1%
      Rate of increase in compensation      8.6%      8.2%       3.3%     3.1%
      Expected return on plan assets       11.0%     10.1%       4.5%     4.5%


                                                        Year ended December 31
                                                ------------------------------
                                                         (Millions of dollars)
Components of Pension Expense                      1996        1995       1994
-----------------------------                  --------    --------   --------

   Cost of benefits earned during the year       $   26      $   32     $   27
   Interest cost on projected benefit obligation     46          55         55
   Actual return on plan assets                     (40)        (47)       (23)
   Net amortization and deferral                     10          12        (16)
                                               --------    --------   --------
      Total                                      $   42      $   52     $   43
                                               --------    --------   --------

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 9  -  Commitments and contingencies

On January 25, 1990, Caltex Petroleum Corporation and certain of its subsidiaries were named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in a lawsuit filed in Houston, Texas State Court. After removal to Federal District Court in Houston, the litigation's disposition turned on questions of federal court jurisdiction and whether the case should be dismissed for forum non conveniens. The plaintiffs' petition purported to be a class action on behalf of at least 3,350 parties, who were either survivors of, or next of kin of persons deceased in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying Group products in connection with a freight contract. Although the Group had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability were alleged against the Group. No specific monetary recovery was sought although the petition contained a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made. The Federal
District Court in March 1992, dismissed the case for forum non conveniens. Subsequent to that dismissal, but consistent with its terms, cases were filed against the Group entities in the Philippine courts (over and above those previously filed there subsequent to the collision, all of which are in various stages of litigation and are being vigorously resisted). The plaintiffs also filed another lawsuit, alleging the same causes of action as in the Texas litigation, in Louisiana State Court in New Orleans. The Group removed that case to Federal District Court in New Orleans from which it was remanded back to Louisiana State Court. The Group then sought injunctive and other relief from the Federal District Court in Houston in order to ensure that Court's previous dismissal would be given proper effect. On having its request for relief denied, the Group then filed an expedited appeal to the U. S. Fifth Circuit Court of Appeals. The case was argued in the Fifth Circuit in October of 1994. The court, in January of 1996, affirmed the Federal
District Court's refusal to enjoin the plaintiffs' proceeding with their Louisiana lawsuit. The Group sought and obtained en banc reconsideration of the case by the entire Fifth Circuit Court of Appeals. The en banc Court issued an opinion in which they were evenly divided (8-8) on the merits of the Group's position. That opinion served to uphold the District Court's refusal to grant the Group the relief it sought. The Group is now filing a petition for a writ of certiorari with the U.S. Supreme Court. The Group's management intends to continue to contest the case (and companion litigation in the Philippines) vigorously on various procedural and substantive grounds.

The Group may be subject to loss contingencies pursuant to environmental laws and regulations in each of the countries in which it operates that, in the future, may require the Group to take action to correct or remediate the effects on the environment of prior disposal or release of petroleum substances by the Group. The amount of such future cost is indeterminable due to such factors as the nature of the new regulations, the unknown magnitude of any possible contamination, the unknown timing and extent of the corrective actions that may be required, and the extent to which such costs are recoverable from third parties.

The Group is also involved in certain other litigation and U.S. Internal Revenue Service tax audits in which claims can be made for substantial amounts, and which may require cash deposits until such claims are resolved.

In the Group's opinion, while it is impossible to ascertain the ultimate legal and financial liability, if any, with respect to the above mentioned and other contingent liabilities, the aggregate amount that may arise from such liabilities is not anticipated to be material in relation to the Group's combined financial position or liquidity.

In April 1994, a Group subsidiary entered into a contractual commitment, effective October 1996, for a period of eleven years, to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate which commenced operation in 1996. Total future estimated commitments (in billions of dollars) for the Group under this and other similar contracts, based on current pricing and projected growth rates, are: 1997 - $1.1, 1998 - $1.1, 1999 - $1.2, 2000 - $1.2, 2001 - $1.2, and 2002 to expiration of contracts - $6.4. Purchases (in billions of dollars) under this and other similar contracts were $0.8, $0.5, and $0.5 in 1996, 1995 and 1994, respectively.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS

Note 9  -  Commitments and contingencies - continued

The Group is contingently liable for sponsor support funding for both construction completion (maximum $192 million) and post-completion loan repayments (maximum $304 million) in connection with an affiliate's project finance obligations. While the project is operational, construction completion as defined includes achieving extended continuous operation and satisfying certain financial conditions, which will only be met by the middle of 1997 at the earliest. The post-completion support declines progressively as the related long-term loans are repaid (final payment due 2010). As of December 31, 1996, there have been no calls made by lenders on either type of sponsor support. However, the Group has provided short-term extended trade credit on commercial terms related to crude supply of approximately $61 million to the affiliate as of December 31, 1996. The Group does not expect that any required sponsor support will have a material impact on its combined financial position.

The Group had commitments of $5 million and $12 million as of December 31, 1996 and 1995, respectively, in the form of letters of credit which have been issued on behalf of Group companies to facilitate either the Group's or other parties' ability to trade in the normal course of business.

Note 10  -  Financial Instruments

Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:


                                                             As of December 31
                                                          --------------------
                                                         (Millions of dollars)
                                                             1996         1995
                                                          -------      -------
      Interest rate swaps - Pay Fixed, Receive Floating   $   460      $   485
      Interest rate swaps - Pay Floating, Receive Fixed       265          230
      Commitments to purchase foreign currencies              417          439
      Commitments to sell foreign currencies                   11        2,001

The Group enters into interest rate swaps in managing its interest rate risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to nine years. Unrealized gains and losses on contracts outstanding at year-end 1996 and 1995 were not material.

The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian and Singapore dollars) hedging existing liabilities have maturities of up to six years. As of December 31, 1995, contracts to sell foreign currencies primarily reflected a hedge of the agreed proceeds of Yen 200 billion (approximately $2 billion) relating to the April 1, 1996 sale of the Group's interest in NPRC. The estimated realized gain on this hedge, which was included in the sales proceeds received on April 1, 1996, was approximately $121 million. Unrealized gains and losses applicable to all other outstanding forward exchange contracts at December 31, 1996 and 1995 were not material.

The Group's activities in commodity-based derivative contracts, that must be settled in cash, are not material. Unrealized gains and losses on commodity-based derivative contracts outstanding as of December 1996 and 1995 were not material.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS

Note 10 - Financial instruments - continued

The Group's long-term debt of $713 million and $628 million as of December 31, 1996 and 1995, respectively, had fair values of $756 million and $639 million as of December 31, 1996 and 1995, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities.

The Group had investments in debt securities available-for-sale at amortized costs of $70 million and $65 million at December 31, 1996 and 1995, respectively, and investments in debt securities held to maturity at amortized costs of $7 million and $14 million as of December 31, 1996 and 1995, respectively. The fair value of these securities at December 31, 1996 and 1995 approximates amortized costs. As of December 31, 1996 and 1995, investments in debt securities available-for-sale had maturities less than ten years and investments in debt securities held to maturity had maturities less than one year. As of December 31, 1996 and 1995, the Group's carrying amount for investments in affiliates accounted for at equity included $25 million and $65 million, respectively, for after tax unrealized net gains on investments held by these companies.

The Group is exposed to credit risks in the event of non-performance by counterparties to financial instruments. For financial instruments with institutions, the Group does not expect any counterparty to fail to meet its obligations given the high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentration of such risk.

The Group performs ongoing credit evaluations of its customers and generally does not require collateral. Letters of credit are the principal security obtained to support lines of credit when the financial strength of a customer is not considered sufficient. Credit losses have historically been within management's expectations.

Note 11 - Taxes

Taxes charged to income consist of the following:


                                                        Year ended December 31
                                                ------------------------------
                                                         (Millions of dollars)
                                                   1996        1995       1994
                                               --------    --------   --------

Taxes other than income taxes (International):
         Duties, import and excise taxes       $  1,349    $  1,660   $  2,384
         Other                                       18          29         32
                                               --------    --------   --------

         Total taxes other than income taxes   $  1,367    $  1,689   $  2,416
                                               --------    --------   --------

Income taxes:
       U.S. taxes :
         Current                               $    455    $     24   $     23
         Deferred                                    19         (23)        (3)
                                               --------    --------   --------
            Total U.S.                              474           1         20
                                               --------    --------   --------

       International taxes:
         Current                                    491         425        444
         Deferred                                    17          41        (42)
                                               --------    --------   --------
            Total International                     508         466        402
                                               --------    --------   --------

Total provision for income taxes               $    982    $    467   $    422
                                               --------    --------   --------

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued

Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:


                                                        Year ended December 31
                                                ------------------------------
                                                   1996        1995       1994
                                               --------    --------   --------
   Computed "expected" tax rate                    35.0%       35.0%      35.0%

      Effect of recording equity in net income
      of affiliates on an after tax basis         (0.7)      (10.9)      (8.3)

   Effect of dividends received from
       subsidiaries and affiliates                (0.5)        2.9        4.4

      Income subject to foreign taxes in excess
       of U.S. statutory tax rate                  8.1         8.3        6.9

      Effect of sale of investment in affiliate    3.6           -          -

      Other                                       (0.3)       (1.1)         -
                                              --------    --------   --------
         Effective tax rate                       45.2%       34.2%      38.0%
                                              --------    --------   --------


Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. Temporary differences and tax loss carryforwards which give rise to deferred tax liabilities (assets) are as follows:


                                                             As of December 31
                                                          --------------------
                                                         (Millions of dollars)
                                                             1996         1995
                                                          -------      -------
      Depreciation                                        $   337      $   306
      Miscellaneous                                            28           56
         Deferred tax liabilities                             365          362

      Investment allowances                                   (73)         (62)
      Retirement benefits                                     (28)         (29)
      Tax loss carryforwards                                  (10)         (24)
      Miscellaneous                                           (25)         (47)
      Deferred tax assets                                    (136)        (162)
      Valuation allowance                                      10           17
                                                          -------      -------

         Net deferred taxes                               $   239      $   217
                                                          -------      -------

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued

Deferred taxes are classified on the combined balance sheet as current assets of $10 million and noncurrent liabilities of $249 million as of December 31, 1996, and as current liabilities of $8 million and noncurrent liabilities of $209 million as of December 31, 1995.

A valuation allowance has been established to adjust recorded deferred tax assets to amounts where recoverability is more likely than not. Net income increased by $7 million in 1996, and decreased in 1995 and 1994 by $8 million and $3 million, respectively, for changes in the deferred tax asset valuation allowance.

Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.0 billion as of December 31, 1996 and $3.7 billion as of December 31, 1995. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability.

Note 12  -  Combined statement of cash flows

For purposes of the combined statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered cash equivalents.

Changes in operating working capital consist of the following:


                                                        Year ended December 31
                                                ------------------------------
                                                   1996        1995       1994
                                               --------    --------   --------
   Accounts and notes receivable                $  (235)    $    42   $    (97)
   Inventories                                      (16)        (89)       (37)
   Accounts payable                                 210          15        152
   Accrued liabilities                               18          31         16
   Estimated income taxes                            16         (26)        24
                                              --------    --------    --------
      Total                                     $    (7)    $   (27)  $     58
                                               --------    --------   --------

Net cash provided by operating activities includes the following cash payments for interest and income taxes:


                                                        Year ended December 31
                                                ------------------------------
                                                   1996        1995       1994
                                               --------    --------   --------
   Interest paid (net of capitalized interest)  $   137     $   144     $   94

   Income taxes paid                                865         466        444

During 1995, Caltex Australia Limited exchanged, in a non-cash investing transaction, its petroleum refining and marketing net assets of $419 million for an investment in Australian Petroleum Pty. Limited, an affiliate of the Group. No significant non-cash investing or financing transactions occurred in either 1996 or 1994 .

Net cash provided by operating activities in 1996 includes income tax payments relating to the sale of an investment in an affiliate. Proceeds from this sale are included in net cash provided by investing activities.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 13 - Other

During 1996, Caltex Trading and Transport Corporation, a subsidiary of the Group, entered into an agreement with its partner, the Government of the State of Bahrain, ceding the Group's throughput rights in its Bahrain refining joint venture (Bapco) in exchange for recovery of costs. Subsequent to year end, a Memorandum of Understanding was signed whereby the Group's 40% interest in Bapco and related assets will be sold to the Government effective April 1, 1997 at approximately net book value. While negotiations are still in progress, the Group believes that the sale will not have a material impact on the Group's combined financial position or results of operations.

Note 14 - Oil and gas exploration, development and producing activities

The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.