Form 10-Q
period 1997-03-31
CHEVRON CORP
filed 1997-05-09
CIK 93410

===============================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
   ACT OF 1934

               For the quarterly period ended  March 31, 1997

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
--
   EXCHANGE ACT OF 1934


                       Commission File Number 1-368-2


                             Chevron Corporation
            (Exact name of registrant as specified in its charter)


                Delaware                               94-0890210
      -----------------------------               -----------------------
     (State or other jurisdiction                 (I.R.S. Employer
      incorporation or organization)               Identification Number)

575 Market Street, San Francisco, California               94105
--------------------------------------------            ----------
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (415) 894-7700
                                                          --------------

                                     NONE
        --------------------------------------------------------------
        (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                   Outstanding as of March 31, 1997
   -----------------------------      --------------------------------
   Common stock, $1.50 par value                 653,464,995
===============================================================================

                                    INDEX

                                                                       Page No.
                                                                       --------

           Cautionary Statements Relevant to Forward-Looking
           Information for the Purpose of "Safe Harbor" Provisions
           of the Private Securities Litigation Reform Act of 1995            1

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Statement of Income for the three months
            ended March 31, 1997 and 1996                                     2

           Consolidated Balance Sheet at March 31, 1997 and
            December 31, 1996                                                 3

           Consolidated Statement of Cash Flows for the three months
            ended March 31, 1997 and 1996                                     4

           Notes to Consolidated Financial Statements                       5-9

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 10-15

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 15

  Item 6.  Listing of Exhibits and Reports on Form 8-K                       15

  Signature                                                                  16

  Exhibit:  Computation of Ratio of Earnings to Fixed Charges                17


      CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR
               THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
              PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains forward-looking statements relating to Chevron's operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

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

                        PART I. FINANCIAL INFORMATION


                    CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,  Except Per Share Amounts                 1997       1996
------------------------------------------------------------------------------
Revenues
Sales and other operating revenues*                         $10,794    $10,157
Equity in net income of affiliated companies                    178        136
Other income                                                    121         43
                                                            ------------------
  Total Revenues                                             11,093     10,336
                                                            ------------------

Costs and Other Deductions
Purchased crude oil and products                              5,710      5,448
Operating expenses                                            1,375      1,313
Selling, general and administrative expenses                    345        354
Exploration expenses                                             81         92
Depreciation, depletion and amortization                        546        531
Taxes other than on income*                                   1,495      1,413
Interest and debt expense                                        82         96
                                                            ------------------
  Total Costs and Other Deductions                            9,634      9,247
                                                            ------------------


Income Before Income Tax Expense                              1,459      1,089
Income Tax Expense                                              628        473
                                                            ------------------
Net Income                                                  $   831    $   616
                                                            ------------------

Per Share of Common Stock:
  Net Income                                                $  1.27    $   .94
  Dividends                                                 $   .54    $   .50

Weighted Average Number of
 Shares Outstanding (000s)                                  653,323    652,563

*Includes consumer excise taxes.                            $ 1,314    $ 1,244

  See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                       March 31,  December 31,
Millions of Dollars                                        1997           1996
------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                               $ 1,385        $   892
Marketable securities                                       421            745
Accounts and notes receivable                             3,718          4,035
Inventories:
  Crude oil and petroleum products                          589            669
  Chemicals                                                 489            507
  Materials, supplies and other                             257            255
                                                        ----------------------
                                                          1,335          1,431
Prepaid expenses and other current assets                   842            839
                                                        ----------------------
    Total Current Assets                                  7,701          7,942
Long-term receivables                                       270            261
Investments and advances                                  4,524          4,463

Properties, plant and equipment, at cost                 47,451         46,936
Less: accumulated depreciation, depletion
      and amortization                                   25,767         25,440
                                                        ----------------------
                                                         21,684         21,496
Deferred charges and other assets                           738            692
                                                        ----------------------
        Total Assets                                    $34,917        $34,854
                                                        ======================
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                         $ 2,865        $ 2,706
Accounts payable                                          2,817          3,502
Accrued liabilities                                       1,371          1,420
Federal and other taxes on income                           772            745
Other taxes payable                                         527            534
                                                        ----------------------
  Total Current Liabilities                               8,352          8,907
Long-term debt                                            3,586          3,650
Capital lease obligations                                   332            338
Deferred credits and other non-current obligations        1,873          1,858
Non-current deferred income taxes                         3,012          2,851
Reserves for employee benefit plans                       1,619          1,627
                                                        ----------------------
  Total Liabilities                                      18,774         19,231
                                                        ----------------------
 Preferred stock (authorized 100,000,000
   shares, $1.00 par value, none issued)                      -              -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)             1,069          1,069
Capital in excess of par value                            1,880          1,874
Deferred compensation - Employee Stock
 Ownership Plan (ESOP)                                     (750)          (800)
Currency translation adjustment and other                    63             96
Retained earnings                                        15,893         15,408
Treasury stock, at cost (shares 59,022,073
  and 59,401,015 at March 31, 1997 and
  December 31, 1996, respectively)                       (2,012)        (2,024)
                                                        ----------------------
  Total Stockholders' Equity                             16,143         15,623
                                                        ----------------------
   Total Liabilities and Stockholders' Equity           $34,917        $34,854
                                                        ======================

See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------
Operating Activities
  Net income                                                $   831    $   616
  Adjustments
    Depreciation, depletion and amortization                    546        531
    Dry hole expense related to prior years' expenditures        13          7
    Distributions less than equity in affiliates' income        (88)       (69)
    Net before-tax  (gains) losses on asset
      retirements and sales                                     (67)         7
    Net currency translation (gains) losses                      (7)         6
    Deferred income tax provision                               168         86
    Net increase in operating working capital                  (315)       (44)
    Other                                                       (51)       (37)
                                                            ------------------
      Net Cash Provided by Operating Activities               1,030      1,103
                                                            ------------------

Investing Activities
  Capital expenditures                                         (712)      (656)
  Proceeds from asset sales                                      58        190
  Net sales of marketable securities                            328        326
                                                            ------------------
      Net Cash Used for Investing Activities                   (326)      (140)
                                                            ------------------

Financing Activities
  Net borrowings (payments) of short-term obligations           304       (205)
  Proceeds from issuance of long-term debt                        5          5
  Repayments of long-term debt and other
    financing obligations                                      (156)       (72)
  Cash dividends paid                                          (353)      (326)
  Purchases of treasury shares                                   (2)        (2)
                                                            ------------------
      Net Cash Used for Financing Activities                   (202)      (600)
                                                            ------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents     (9)        (4)
                                                            ------------------
Net Change in Cash and Cash Equivalents                         493        359
Cash and Cash Equivalents at January 1                          892        621
                                                            ------------------
Cash and Cash Equivalents at March 31                       $ 1,385    $   980

See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in
Note 2.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1996 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 1997 are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the first quarter of 1997 benefited $27 million from special items. The 1997 results include special gains of $49 million from the sales of a producing property in the Gulf of Mexico and one in southern California. Partially offsetting these gains were special charges of $22 million for provisions for environmental remediation and other items.

First quarter 1996 net income of $616 million did not include any amounts for special items.

Foreign exchange losses of $18 million $14 million were included in first quarter 1997 and 1996 net income, respectively.

Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------

  Decrease (increase) in accounts and notes receivable      $   302    $  (255)
  Decrease  in inventories                                      101        215
  Increase in prepaid expenses and other current assets         (14)        (6)
  Decrease in accounts payable and accrued liabilities         (722)      (137)
  Increase in income and other taxes payable                     18        139
------------------------------------------------------------------------------
    Net increase in operating working capital               $  (315)   $   (44)
==============================================================================

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------
  Interest paid on debt (net of capitalized interest)       $    98   $    115
  Income taxes paid                                         $   445   $    237
==============================================================================


The "Net sales of marketable securities" consists of the following gross amounts:

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------
  Marketable securities purchased                           $  (671)   $  (871)
  Marketable securities sold                                    999      1,197
------------------------------------------------------------------------------
    Net sales of marketable securities                      $   328    $   326
==============================================================================

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $50 million of matured debt guaranteed by Chevron Corporation in January of 1997 and 1996. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

At March 31, 1997, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and, through August 31, 1996, Warren Petroleum Company divisions. On September 1, 1996, substantially all of Chevron U.S.A. Inc.'s natural gas liquids operations previously conducted by Warren Petroleum Company and its natural gas marketing operations previously conducted by Chevron U.S.A. Production Company were contributed to NGC Corporation in exchange for cash, notes and a 28 percent equity ownership in NGC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table:

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------
  Sales and other operating revenues                        $ 7,639    $ 6,999
  Costs and other deductions                                  7,187      6,735
  Net income                                                    378        233
==============================================================================


                                                       March 31,  December 31,
Millions of Dollars                                        1997           1996
------------------------------------------------------------------------------
  Current assets                                        $ 2,809        $ 3,126
  Other assets                                           13,699         13,209

  Current liabilities                                     3,900          4,035
  Other liabilities                                       5,239          5,300

  Net worth                                               7,369          7,000
==============================================================================


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

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------
  Sales and other operating revenues                        $   121    $   123
  Costs and other deductions                                    137        142
  Net income (loss)                                               4         (3)
==============================================================================


                                                       March 31,  December 31,
Millions of Dollars                                        1997           1996
------------------------------------------------------------------------------
  Current assets                                        $   121        $    99
  Other assets                                            1,667          1,622

  Current liabilities                                       687            617
  Other liabilities                                         378            385

  Net worth                                                 723            719
==============================================================================


Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at March 31, 1997.

Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------
  Sales and other operating revenues                        $ 4,629    $ 4,085
  Operating income                                              287        279
  Net income                                                    186        194
==============================================================================

Note 7.  Income Taxes

Taxes on income for the first quarter of 1997 were $628 million compared with $473 million in last year's first quarter. The effective tax rate was about flat from year to year. A shift in the 1997 international earnings mix from higher effective tax rate countries to lower effective tax rate countries was offset by lower U.S. tax credits and a decrease in the proportion of the company's share of equity affiliates' after-tax earnings included in the company's before-tax income.

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

OXY U.S.A. brought a lawsuit in its capacity as successor in interest to Cities Service Company, which involved claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation, acquired by Chevron in 1984. A trial with respect to the claims ended in July 1996 with a judgment against the company of $742 million, including interest, which continues to accrue. The company has filed an appeal. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

Other Contingencies -

The U.S. federal income tax and California franchise tax liabilities of Chevron have been settled through 1982 and 1991, respectively. For federal income tax purposes, all issues other than the creditability of taxes paid to the Government of Indonesia have been resolved through 1987. While the amounts under dispute with the Internal Revenue Service (IRS) are significant, settlement of open tax matters is not expected to have a material effect on the consolidated net assets or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination. Caltex also is involved in IRS tax audits in which claims may be made for substantial amounts, and which may require cash deposits until such claims are resolved.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments,throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligation to make such expenditures has had or will have any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

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

Note 9. Issuance of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share"

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is effective for interim period and annual financial statements ending after December 15, 1997. Early adoption of the statement is not permitted. The company believes that adoption of the statement will not have a material effect on its earnings per share disclosures.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             First Quarter 1997 Compared With First Quarter 1996


Overview and Outlook
--------------------
Net income for the 1997 first quarter was $831 million ($1.27 per share), a 35 percent increase from $616 million ($.94 per share) earned in the first quarter of 1996. Special items benefited this year's first quarter earnings $27 million; there were no special items in last year's first quarter. Excluding special items, quarterly earnings were an all-time high $804 million.

Worldwide upstream results, excluding special items, improved 28 percent in the 1997 first quarter, benefiting from higher prices and higher production volumes. Crude oil and natural gas prices on average were higher than a year ago, although they have fallen significantly from year-end 1996 levels.

Worldwide liquids production was up 63,000 barrels per day, or 6 percent, from the first quarter of last year to 1,076,000 barrels per day. Worldwide natural gas production also increased in the 1997 first quarter, up 5 percent from the prior-year first quarter to 2.5 billion cubic feet per day. For the second consecutive quarter, U.S. oil and gas production was higher than the year before, evidence that the company is reversing its domestic production decline. The company's continued production growth and cost containment efforts should help lessen the impact on upstream results of the recent decline in oil and gas prices.

Downstream operating results improved 44 percent, worldwide, to $134 million in the 1997 first quarter compared with $93 million in 1996. The decline in oil and gas prices during the 1997 quarter benefited the company's U.S. downstream and chemicals businesses, as lower feedstock and fuel costs improved product sales margins. In contrast, prices rose steadily during last year's first quarter, dampening downstream profitability. Crude oil prices have continued to soften into the second quarter, which should help maintain downstream and chemical margins.

Return on capital employed, excluding special items, was 13.5 percent for the 12 months ended March 31, 1997, compared with 12.8 percent for the year 1996.

Current Developments
--------------------
In April 1997, Chevron completed the sale of 10 percent of its interest in the Tengizchevroil joint venture to LUKARCO, a joint venture between the Russian oil company LUKoil, and Arco. The company will record a gain from the sale in the second quarter of 1997. The equity interests of the joint venture participants are: Chevron, 45 percent; the Republic of Kazakstan and Mobil, 25 percent each; and LUKARCO, 5 percent.

In April 1997, Chevron announced the discovery of crude oil in Block 14 off the coast of Cabinda Province in Angola, in waters more than 1,300 feet deep. It is the company's first discovery in Angola's deep-water area. The new discovery is the second of five wells planned in Block 14, which is adjacent to the Chevron-operated Cabinda Concession, an established network of oil fields and facilities in shallower waters off the coast of Angola. Additional appraisal of the discovery is required to confirm the oil reserves and to determine plans for development. The company is the operator and holds a 31 percent interest in Block 14.

Also in Angola, in May 1997 the first oil production began in Area C, the farthest offshore area in the Chevron-operated Cabinda Concession. Production from the North Ndola oil field is expected to reach 20,000 barrels per day by year end. Chevron's share is 39.2 percent.

In March 1997, Murco Petroleum Limited withdrew from the previously announced proposed merger of Chevron's United Kingdom refining and marketing operations with those of Murco and Elf Oil UK Ltd. Chevron and Elf are continuing to negotiate the proposed merger.

In March, Chevron and its partner, the Saudi Industrial Venture Capital Group, broke ground on a $650 million petrochemical complex in Al-Jubail, Saudi Arabia. Construction of the 482,000-ton-per-year benzene plant and 220,000-ton-per-year cyclohexane unit is scheduled to be completed in 1999. Chevron's Aromax technology will be used to manufacture benzene from a natural gas feedstock supplied by Saudi Aramco.

Chevron, Warren Petroleum and Koch Energy Services Company have formed a partnership to double the capacity of their combined Venice, Louisiana, natural gas facilities to 800 million cubic feet per day. A cryogenic plant, contributed by Koch, will also increase gas processing from 1.0 billion to 1.3 billion cubic feet per day. Chevron will continue to be the majority owner. The Venice complex, consisting of an offshore gas-gathering system, a gas processing plant, a gas liquids fractionation facility, an underground gas storage facility and a multi-barge gas liquids terminal, is well positioned to benefit from the growing deepwater developments in the Gulf of Mexico.

Chevron, in March, increased its commitment to the Gulf of Mexico's deepwater oil and gas prospects, spending $52 million in high bids on 75 tracts in a major federal offshore lease auction. The company's deepwater lease inventory totals 300 tracts after this latest auction.

In February, Chevron announced the discovery of a major natural gas field, Dionysus, offshore Western Australia in the prolific Gorgon/Chrysaor trend. Chevron holds a 50 percent interest in the discovery.

Chevron has significant production and development projects underway in West Africa. Its share of current combined production from Nigeria, Angola, Congo and Zaire is about 300,000 barrels per day. While the company's producing operations in Nigeria and other West African countries have been generally unaffected by the civil unrest, political uncertainty and economic conditions in this area, the company continues to closely monitor developments.

Chevron's partner in Nigeria, the government-owned Nigerian National Petroleum Corporation (NNPC) announced in March 1997 that it will fund only 60 percent of its share of the previously approved 1997 budgets for Chevron and for the other oil companies operating in Nigeria. Chevron is evaluating its options under these circumstances, which could result in a slower pace of development of future production potential.

On April 1, 1997, Caltex Petroleum Corporation completed the previously announced sale of its interest in its Bahrain refinery joint venture to its partner, the Government of the State of Bahrain, at net book value. The sale was not material to the Caltex Group's results of operations or financial position.

Review of Operations
--------------------
Total revenues for the first quarter of 1997 were $11.1 billion, up 8 percent from $10.3 billion in last year's first quarter. Revenues increased on higher prices for crude oil, natural gas and refined products and higher sales volumes of crude oil and natural gas; chemicals revenues were about flat.

The company continues to operate with a significantly lower cost structure, achieved through successful cost reduction initiatives implemented since 1991, coupled with various divestments of non-core assets and businesses. Ongoing operating, selling, general and administrative expenses in the 1997 first quarter totaled $1.685 billion, up marginally from $1.667 billion in the 1996 first quarter. However, using the company's internal performance measurement, on a per unit basis, operating expenses declined to $5.89 per equivalent barrel, down ten cents from the year-ago quarter, reflecting higher production and sales volumes.

Taxes on income for the first quarter of 1997 were $628 million compared with $473 million in last year's first quarter and the effective tax rate was about flat at 43.0 percent compared with 43.4 percent for the 1996 first quarter. A shift in the 1997 international earnings mix from higher effective tax rate countries to lower tax rate countries was offset by lower U. S. tax credits and a proportionate decrease in certain equity affiliates' after-tax earnings included in the company's before-tax income.

Foreign currency effects reduced net income in both quarters - $18 million in 1997 and $14 million in 1996. The 1997 losses reflect primarily the U. S. dollar's fluctuation against the Korean currency in Caltex's operations, whereas the 1996 losses were caused primarily by the U.S. dollar fluctuation against the Australian currency.

The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                      EARNINGS BY MAJOR OPERATING AREA

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
Millions of Dollars,                                           1997       1996
------------------------------------------------------------------------------
Exploration and Production
  United States                                             $   361    $   268
  International                                                 347        251
------------------------------------------------------------------------------
   Total Exploration and Production                             708        519
------------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                                  70         18
  International                                                  56         75
------------------------------------------------------------------------------
   Total Refining, Marketing and Transportation                 126         93
------------------------------------------------------------------------------
   Total Petroleum Operations                                   834        612
Chemicals                                                        63         64
Coal                                                             15         12
Corporate and Other                                             (81)       (72)
------------------------------------------------------------------------------
Net Income                                                  $   831    $   616
------------------------------------------------------------------------------

                         SELECTED OPERATING DATA (1)

                                                            Three Months Ended
                                                                     March 31,
                                                            ------------------
                                                               1997       1996
------------------------------------------------------------------------------
U.S. Exploration and Production
  Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                                   347        339
  Net Natural Gas Production (MMCFPD)                         1,927      1,876
  Sales of Natural Gas Liquids (MBPD)                           157        240
  Revenue from Net Production
    Crude Oil ($/Bbl.)                                      $ 19.86    $ 16.67
    Natural Gas ($/MCF)                                     $  2.77    $  2.28

International Exploration and Production
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                                    729        674
  Net Natural Gas Production (MMCFPD)                           617        547
  Revenue from Liftings
    Liquids ($/Bbl.)                                        $ 20.02    $ 17.93
    Natural Gas ($/MCF)                                     $  2.28    $  1.84

U.S. Refining, Marketing and Transportation
  Sales of Gasoline (MBPD)                                      585        541
  Sales of Other Refined Products (MBPD)                        585        537
  Refinery Input (MBPD)                                         846        927
  Average Refined Product Sales
   Price ($/Bbl.)                                           $ 30.40    $ 27.15

International Refining, Marketing
 and Transportation
  Sales of Refined Products (MBPD)                              912      1,073
  Refinery Input (MBPD)                                         573        670

Chemical Sales and Other Operating Revenues (2)
  United States                                             $   752    $   716
  International                                                 134        151
------------------------------------------------------------------------------
    Worldwide                                               $   886    $   867

------------------------------------------------------------------------------

  (1) Includes equity in affiliates.
  (2) Millions of dollars.  Includes sales to other Chevron companies.

      MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet

Worldwide exploration and production net earnings were $708 million in the first quarter of 1997, up 36 percent from $519 million in the 1996 first quarter. U.S. exploration and production net earnings were $361 million, up from $268 million in the 1996 first quarter. The 1997 results included special gains of $49 million from the sales of two producing properties and charges of $6 million for environmental remediation provisions. Excluding special items, earnings were $318 million, compared with $268 million in last year's first quarter. Highercrude oil and natural gas prices and volumes accounted for the strong increase in operating earnings.

Average crude oil realizations of $19.86 per barrel were up $3.19 from the 1996 first quarter. Average natural gas prices of $2.77 per thousand cubic feet were 49 cents higher than in the first quarter of last year.

Net liquids production increased to 347,000 barrels per day from 339,000 in the prior-year first quarter. Also, net natural gas production of 1.93 billion cubic feet per day was up from 1.88 billion cubic feet.

International exploration and production net earnings were $347 million, up 38 percent from $251 million in the 1996 first quarter. The strong earnings reflected increased crude oil liftings and higher crude oil and natural gas prices, when compared with the year-ago quarter.

Net liquids production increased 55,000 barrels per day to 729,000, mostly due to higher volumes in Kazakstan and Congo. Natural gas production increased 13 percent to 617 million cubic feet per day, from higher production in Kazakstan and Canada.

Worldwide refining and marketing had net earnings of $126 million in the first quarter of 1997, up 35 percent from $93 million in last year's first quarter. U.S. refining and marketing net earnings were $70 million. Excluding a special charge of $8 million included in the 1997 results, operating earnings were $78 million, a sharp improvement from the $18 million reported in last year's first quarter.

In the 1996 first quarter, crude oil prices increased faster than prices for the company's refined products, particularly gasoline. The reverse occurred in the 1997 first quarter when crude oil prices rapidly declined, benefiting the company's downstream sales margins. Partially offsetting this improvement was significant refinery downtime for planned maintenance.

Total product sales volumes were 1.17 million barrels a day, up 9 percent from the comparable quarter last year. Branded gasoline sales increased 2 percent to480,000 barrels per day. The average refined product sales price in the 1997 quarter was $30.40 per barrel, up 12 percent from $27.15 in last year's quarter.

International refining and marketing net earnings were $56 million, down from $75 million reported for the first quarter of 1996. Product sales margins continue to be weak in the United Kingdom and in most of Caltex's Asia-

Pacific areas of operation. Additionally, foreign currency effects in 1997, mostlyrelated to Caltex translation losses in Korea, reduced earnings $29 million. Inthe 1996 first quarter, foreign currency losses were $10 million.

Sales volumes declined 15 percent to 912,000 barrels per day, reflecting the absence of volumes associated with Caltex's interest in a Japanese affiliate that was sold in the second quarter of 1996, and lower sales volumes from Chevron's international trading activities.

Chemicals net earnings were $63 million in the 1997 quarter, about flat with $64 million earned in last year's first quarter. Results continue to reflect the cyclical downturn in the chemicals industry, but were much improved from the 1996 fourth quarter because of lower feedstock and fuel costs and price improvements for some of the company's products. Results for 1997 also benefited from reduced depreciation expense as a result of a reassessment of the useful lives of certain assets.

Corporate and other includes interest expense, interest income on cash and marketable securities, corporate cost centers and real estate and insurance operations. These activities incurred charges of $81 million compared with charges of $72 million in the comparable prior-year quarter. However, after excluding a 1997 special charge of $8 million for environmental remediation, charges were flat between periods, as lower interest expense was offset by higher performance-based employee compensation costs.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.4 billion at March 31, 1997, up $493 million from year-end 1996. Cash from operations and proceeds from asset sales were more than adequate to fund the company's capital expenditures and dividend payments to stockholders.

On April 30, 1997 the company declared a quarterly dividend of $0.58 per share, payable June 10, 1997 to stockholders of record on May 20. The quarterly dividend rate increased $0.04, or 7.4 percent, over the previous quarterly rate of $0.54, the rate since the third quarter 1996.

Total debt and capital lease obligations were $6.783 billion at March 31, 1997, up $89 million from $6.694 billion at year-end 1996. The increase was primarily from a net increase in short-term commercial paper outstanding, partially offset by the scheduled retirement of $138 million of Swiss Franc denominated 4.625 percent debt and $50 million in 7.28 percent ESOP debt.

Although the company benefits from lower interest rates on short-term debt, the large amount of short-term debt has kept Chevron's ratio of current assets to
current liabilities at relatively low levels.   The current ratio was .92 at
March 31, 1997. The company's short-term debt, consisting of commercial paper and current portion of long-term debt, totaled $2.865 billion at March 31, 1997. This amount excludes $1.8 billion of short-term obligations that were reclassified to long-term as the company has both the intent and ability, as evidenced by committed credit agreements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 29.6 percent at March 31, 1997, down from 30.0 percent at year-end 1996. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

Worldwide capital and exploratory expenditures for the first quarter of 1997, including the company's share of affiliates' expenditures, totaled $941 million, 2 percent more than the $923 million spent in the 1996 first quarter. Spending for chemicals projects worldwide more than doubled from the first quarter of last year to $118 million in the 1997 quarter, reflecting the company's multiple expansion projects underway. Expenditures for exploration and production activities represented 68 percent of total spending in the 1997 first quarter, about the same as the comparable 1996 period. Of these amounts, expenditures for exploration and production activities in the United States were 47 percent in 1997 compared with 30 percent in 1996, reflecting spending on development projects to stabilize U.S. oil and gas production. For the year, U. S. spending is expected to be about 36 percent of total exploration and production spending. Total capital and exploratory spending for the year 1997 is forecast at a record $5.9 billion, a 22 percent increase from 1996 spending levels.


                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

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

 (10) Chevron Corporation Excess Benefit Plan, amended and restated as of July 1, 1996.

 (12)  Computation of Ratio of Earnings to Fixed Charges

 (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CHEVRON CORPORATION
                                             -----------------------------
                                                      (Registrant)




Date    May 9, 1997                                 /s/ S. J. CROWE
       -------------                         -----------------------------
                                               S. J. Crowe, Comptroller
                                          (Principal Accounting Officer and
                                               Duly Authorized Officer)