Form 10-Q
period 1997-06-30
CHEVRON CORP
filed 1997-08-06
CIK 93410

===============================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-   ACT OF 1934

                For the quarterly period ended  June 30, 1997
                                                -------------
                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-   EXCHANGE ACT OF 1934


                        Commission File Number 1-368-2


                             Chevron Corporation
            (Exact name of registrant as specified in its charter)


            Delaware                                       94-0890210
   -------------------------------                   ----------------------
   (State or other jurisdiction                         (I.R.S. Employer
    incorporation or organization)                   Identification Number)

   575 Market Street, San Francisco, California                    94105
   --------------------------------------------                  ----------
     (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (415) 894-7700
                                                          --------------


                                     NONE
       --------------------------------------------------------------
       (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ---         ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                            Outstanding as of June 30, 1997
   -----------------------------               -------------------------------
   Common stock, $1.50 par value                          654,696,014

===============================================================================

                                    INDEX
                                                                      Page No.
                                                                      --------
          Cautionary Statements Relevant to Forward-Looking Information
          for the Purpose of "Safe Harbor" Provisions of the Private
          Securities Litigation Reform Act of 1995                           1

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Statement of Income for the three months and
           six months ended June 30, 1997 and 1996                           2

          Consolidated Balance Sheet at June 30, 1997 and
           December 31, 1996                                                 3

          Consolidated Statement of Cash Flows for the six months
           ended June 30, 1997 and 1996                                      4

          Notes to Consolidated Financial Statements                      5-10

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11-18

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 19

 Item 4.  Submission of Matters to a Vote of Security Holders               19

 Item 6.  Listing of Exhibits and Reports on Form 8-K                       20

 Signature                                                                  20

 Exhibit: Computation of Ratio of Earnings to Fixed Charges                 21

           CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR
                THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains forward-looking statements relating to Chevron's operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production, manufacturing or transportation facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

                        PART I. FINANCIAL INFORMATION


                     CHEVRON CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME


                                       Three Months Ended     Six Months Ended
                                                  June 30,            June 30,
                                       -------------------    ----------------
Millions of Dollars,
Except Per Share Amounts                     1997     1996       1997     1996
------------------------------------------------------------------------------
Revenues
Sales and other operating revenues*       $ 9,947  $10,514    $20,741  $20,671
Income from Equity Affiliates                 193      446        371      582
Other income                                  134       37        255       80
                                          ------------------------------------
   Total Revenues                          10,274   10,997     21,367   21,333
                                          ------------------------------------

Costs and Other Deductions
Purchased crude oil and products            4,887    5,498     10,597   10,946
Operating expenses                          1,247    1,514      2,622    2,827
Selling, general and administrative
 expenses                                     391      386        736      740
Exploration expenses                           98      118        179      210
Depreciation, depletion and amortization      549      524      1,095    1,055
Taxes other than on income*                 1,630    1,452      3,125    2,865
Interest and debt expense                      76       85        158      181
                                          ------------------------------------
   Total Costs and Other Deductions         8,878    9,577     18,512   18,824
                                          ------------------------------------

Income Before Income Tax Expense            1,396    1,420      2,855    2,509
Income Tax Expense                            573      548      1,201    1,021
                                          ------------------------------------
Net Income                                $   823  $   872    $ 1,654  $ 1,488
                                          ====================================
Per Share of Common Stock:
   Net Income                             $  1.26  $  1.34    $  2.53  $  2.28
   Dividends                              $   .58  $   .50    $  1.12  $  1.00

Weighted Average Number of
 Shares Outstanding (000s)                653,649  652,714    653,487  652,638

*   Includes consumer excise taxes.       $ 1,447  $ 1,277    $ 2,761  $ 2,521

   See accompanying notes to consolidated financial statements.

                     CHEVRON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                       June 30,    December 31,
Millions of Dollars                                       1997            1996
-------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                              $ 1,280         $   892
Marketable securities                                      447             745
Accounts and notes receivable                            3,436           4,035
Inventories:
   Crude oil and petroleum products                        686             669
   Chemicals                                               513             507
   Materials, supplies and other                           259             255
                                                       ------------------------
                                                         1,458           1,431
Prepaid expenses and other current assets                  804             839
                                                       ------------------------
  Total Current Assets                                   7,425           7,942
Long-term receivables                                      348             261
Investments and advances                                 4,379           4,463

Properties, plant and equipment, at cost                48,172          46,936
Less: accumulated depreciation, depletion
         and amortization                               26,127          25,440
                                                       ------------------------
                                                        22,045          21,496
Deferred charges and other assets                          760             692
                                                       ------------------------
    Total Assets                                       $34,957         $34,854
                                                       ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                        $ 2,888         $ 2,706
Accounts payable                                         2,614           3,502
Accrued liabilities                                      1,373           1,420
Federal and other taxes on income                          813             745
Other taxes payable                                        582             534
                                                       ------------------------
  Total Current Liabilities                              8,270           8,907
Long-term debt                                           3,233           3,650
Capital lease obligations                                  320             338
Deferred credits and other non-current obligations       1,943           1,858
Non-current deferred income taxes                        3,018           2,851
Reserves for employee benefit plans                      1,627           1,627
                                                      ------------------------
  Total Liabilities                                     18,411          19,231
                                                       ------------------------

Preferred stock (authorized 100,000,000
 shares, $1.00 par value, none issued)                       -               -
Common stock (authorized 1,000,000,000 shares,
   $1.50 par value, 712,487,068 shares issued)           1,069           1,069
Capital in excess of par value                           1,929           1,874
Deferred compensation                                     (750)           (800)
Currency translation adjustment and other                  (70)             96
Retained earnings                                       16,338          15,408
Treasury stock, at cost (shares 57,796,809 and
   59,401,015 at June 30, 1997 and
   December 31, 1996, respectively)                     (1,970)         (2,024)
                                                       ------------------------
  Total Stockholders' Equity                           16,546           15,623
                                                       ------------------------
    Total Liabilities and Stockholders' Equity         $34,957         $34,854
                                                       ------------------------

See accompanying notes to consolidated financial statements.

                     CHEVRON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Six Months Ended
                                                                      June 30,
                                                      ------------------------
Millions of Dollars                                       1997            1996
-------------------------------------------------------------------------------
Operating Activities
 Net income                                            $ 1,654         $ 1,488
 Adjustments
  Depreciation, depletion and amortization               1,095           1,055
  Dry hole expense related to prior years'
    expenditures                                            18              22
  Distributions (less than) greater than
   income from equity affiliates                          (199)            108
  Net before-tax (gains) losses on asset
   retirements and sales                                  (187)             46
  Net currency translation gains                           (15)              -
  Deferred income tax provision                            190             242
  Net increase in operating working capital               (203)           (161)
  Other                                                     20             (33)
                                                       ------------------------
    Net Cash Provided by Operating Activities            2,373           2,767
                                                       ------------------------

Investing Activities
 Capital expenditures                                   (1,660)         (1,533)
 Proceeds from asset sales                                 298             339
 Net sales of marketable securities                        306             334
                                                       ------------------------
    Net Cash Used for Investing Activities              (1,056)           (860)
                                                       ------------------------

Financing Activities
 Net borrowings (repayments) of short-term obligations       8            (501)
 Proceeds from issuance of long-term debt                    8              74
 Repayments of long-term debt and
  other financing obligations                             (202)           (388)
 Cash dividends paid                                      (732)           (653)
 Purchases of treasury shares                               (4)             (3)
                                                       ------------------------
    Net Cash Used for Financing Activities                (922)         (1,471)
                                                       ------------------------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                  (7)             (5)
                                                       ------------------------
Net Change in Cash and Cash Equivalents                    388             431
Cash and Cash Equivalents at January 1                     892             621
                                                       ------------------------
Cash and Cash Equivalents at June 30                   $ 1,280         $ 1,052
                                                       ========================

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

The results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of future financial results.

Note 2. Net Income
Net income for the second quarter 1997 included net charges of $14 million for special items. Charges of $66 million for the remaining unaccrued cost of the company's broad-based employee performance stock option program, which vested earlier than expected, and $12 million for a provision for environmental remediation at a U.S. refinery were offset partially by gains of $50 million from the sales of 10 percent of the company's ownership interest in the Tengizchevroil joint venture and upstream properties in the North Perth Basin area of Australia and a $14 million favorable prior-year tax adjustment.

For the first six months of 1997, net income included net benefits of $13 million from special items. The net charges of $14 million for the second quarter 1997 were more than offset by net benefits of $27 million from special items in the first quarter of 1997. The 1997 first quarter results included special gains of $49 million from the sales of a producing property in the Gulf of Mexico and one in southern California. Partially offsetting these gains were special charges of $22 million for provisions for environmental remediation and other items.

In the quarter and in the six-month period ended June 30, 1996, net special gains of $172 million were included in net income. The company's net share of the gain from its Caltex affiliate's sale of refinery interests in Japan, after including the effect of the company's taxes on the related cash distribution, was $275 million. Partially offsetting this gain were charges of $36 million from an additional loss provision for the company's withdrawal from its real estate development business and from the write-off of the value of certain assets, $24 million from environmental remediation provisions for the company's U.S. upstream properties and Canadian downstream properties, and $43 million from provisions for several litigation and other claims.

Foreign exchange gains included in second quarter 1997 net income were $23 million, compared with losses of $6 million in second quarter 1996. For the first six months of 1997, net income included foreign exchange gains of $5 million, compared with losses of $20 million in the same period of 1996.

Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:

                                                              Six Months Ended
                                                                       June 30,
                                                             -----------------
Millions of Dollars                                            1997       1996
-------------------------------------------------------------------------------
Decrease (increase) in accounts and notes receivable        $   617    $  (310)
(Increase) decrease in inventories                              (22)        19
Decrease (increase) in prepaid expenses and
  other current assets                                           23        (49)
(Decrease) increase in accounts payable and
  accrued liabilities                                          (924)         9
Increase in income and other taxes payable                      103        170
-------------------------------------------------------------------------------
    Net increase in operating working capital               $  (203)   $  (161)
-------------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:


                                                              Six Months Ended
                                                                       June 30,
                                                             -----------------
Millions of Dollars                                            1997       1996
-------------------------------------------------------------------------------
Interest paid on debt (net of capitalized interest)         $   163    $   183
Income taxes paid                                           $   962    $   637
-------------------------------------------------------------------------------

The "Net sales of marketable securities" consists of the following gross amounts:


                                                              Six Months Ended
                                                                       June 30,
                                                             -----------------
Millions of Dollars                                            1997       1996
-------------------------------------------------------------------------------
Marketable securities purchased                             $(1,390)   $(1,586)
Marketable securities sold                                    1,696      1,920
-------------------------------------------------------------------------------
    Net sales of marketable securities                      $   306    $   334
-------------------------------------------------------------------------------


The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $50 million of matured debt in January of 1997 and 1996, respectively, that had been guaranteed by Chevron Corporation. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation.

In the second quarter 1997 the company's Venice, Louisiana natural gas facilities were contributed to a partnership with NGC Corporation. The company's property, plant and equipment was reduced for the net book value of the contributed assets and an investment in the partnership together with a deferred gain were recorded. There was no cash effect from the transaction, and the amounts were not material to the company's balance sheet.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

At June 30, 1997, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and, through August 31, 1996, Warren Petroleum Company divisions. On September 1, 1996, substantially all of Chevron U.S.A. Inc.'s natural gas liquids operations previously conducted by Warren

Petroleum Company and its natural gas marketing operations previously conducted by Chevron U.S.A. Production Company were contributed to NGC Corporation in exchange for cash, notes and a 28 percent equity ownership in NGC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table:

                                       Three Months Ended     Six Months Ended
                                                  June 30,            June 30,
                                       -------------------    ----------------
Millions of Dollars                          1997     1996       1997     1996
------------------------------------------------------------------------------
Sales and other operating revenues        $ 6,753  $ 7,445    $14,392  $14,444
Costs and other deductions                  6,373    6,981     13,560   13,716
Net income                                    256      320        634      553
===============================================================================

                                                  June 30,        December 31,
Millions of Dollars                                   1997                1996
-------------------------------------------------------------------------------
Current assets                                     $ 2,638             $ 3,126
Other assets                                        13,509              13,209

Current liabilities                                  3,436               4,035
Other liabilities                                    5,085               5,300

Net worth                                            7,626               7,000
===============================================================================

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


                                       Three Months Ended     Six Months Ended
                                                  June 30,            June 30,
                                       -------------------    ----------------
Millions of Dollars                          1997     1996       1997     1996
------------------------------------------------------------------------------
Sales and other operating revenues        $   135  $   143    $   256  $   266
Costs and other deductions                    138      148        275      290
Net income                                     12       12         16        9
==============================================================================

                                                  June 30,        December 31,
Millions of Dollars                                   1997                1996
-------------------------------------------------------------------------------
Current assets                                     $   248              $   99
Other assets                                         1,538               1,622

Current liabilities                                    684                 617
Other liabilities                                      367                 385

Net worth                                              735                 719
===============================================================================

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at June 30, 1997.


Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):


                                       Three Months Ended     Six Months Ended
                                                  June 30,            June 30,
                                       -------------------    ----------------
Millions of Dollars                          1997     1996       1997     1996
------------------------------------------------------------------------------
Sales and other operating revenues        $ 4,324  $ 3,129    $ 8,953  $ 7,214
Operating income                              251      270        538      549
Net income                                    200      795        386      989
===============================================================================

In the second quarter of 1996, Caltex recorded a net gain of about $630 million for the sale of certain refinery interests in Japan. A dividend of part of the proceeds from the sale was distributed to its shareholders.

Note 7.  Income Taxes

Taxes on income for the second quarter and first half of 1997 were $573 million and $1.201 billion, respectively, compared with $548 million and $1.021 billion for the comparable 1996 periods. The effective income tax rate for the first half of 1997 increased to 42.1 percent from 40.7 percent in the 1996 first half. The primary reasons for the increase were lower income from equity affiliates in 1997 recorded on an after-tax basis and fewer U.S. income tax credits. These were offset partially by the utilization of net operating loss carryforwards in certain countries outside the United States, which resulted in a lower effective tax rate for the company's international earnings in 1997.

Note 8.  Contingent Liabilities

Litigation -

The company is a defendant in numerous lawsuits, including, along with other oil companies, actions challenging oil royalty and severance tax payments based on posted prices. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the company's litigation matters, and losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

OXY U.S.A. brought a lawsuit in its capacity as successor in interest to Cities Service Company, which involved claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation, acquired by Chevron in 1984. A trial with respect to the claims ended in July 1996 with a judgment against the company of $742 million, including interest, which continues to accrue at a rate of 9.55 percent per year. The company has filed an appeal. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

Other Contingencies -

The U.S. federal income tax and California franchise tax liabilities of Chevron have been settled through 1982 and 1991, respectively. For federal income tax purposes, all issues other than the creditability of taxes paid to the Government of Indonesia have been resolved through 1987. Caltex also is involved in Internal Revenue Service (IRS) tax audits in which claims have been made for substantial amounts, and which may require cash deposits until such claims are resolved. While the amounts under dispute with the IRS are significant, settlement of open tax matters is not expected to have a material effect on the consolidated net assets or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years either under examination or subject to future examination.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China and Indonesia. The Caltex Group has significant operations in Indonesia, Korea, Japan, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakstan.

Note 9.  Issuance of new Statements of Financial Accounting Standards

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is effective for interim period and annual financial statements ending after December 15, 1997. Early adoption of the statement is not permitted. The company believes that adoption of the statement will not have a material effect on its earnings per share disclosures.

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements will have no effect on the company's results of operations, financial position, capital resources or liquidity.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Second Quarter 1997 Compared With Second Quarter 1996
                And First Half 1997 Compared With First Half 1996

Overview and Outlook
--------------------
Net income for the second quarter of 1997 was $823 million, ($1.26 per share). Special items reduced earnings $14 million as asset sale gains and other net special items totaling $52 million were more than offset by a $66 million charge for the remaining unaccrued cost of the company's broad-based performance stock option program, which vested earlier than expected. The options became exercisable in June for each eligible Chevron employee after Chevron's stock price closed over $75 a share for three consecutive days, the triggering event under the program. Net income in the 1996 second quarter of $872 million ($1.34 per share) benefited $172 million from net special gains, mostly related to the company's share of its Caltex affiliate's gain from the sale of refinery interests in Japan. Excluding special items, quarterly earnings were an all-time high $837 million compared with $700 million in last year's quarter and $804 million in the first quarter of this year.

Net income for the first six months of 1997 was $1.654 billion ($2.53 per share), up 11 percent from $1.488 billion ($2.28 per share) reported for the 1996 first half. The 1997 results benefited $13 million from special items while special items benefited 1996 results $172 million. Excluding special items, earnings for the 1997 first half were $1.641 billion, 25 percent higher than the $1.316 billion earned in the corresponding 1996 period.

All of the company's business units turned in strong second quarter performances, both financially and operationally. Despite lower crude oil prices, worldwide exploration and production earnings increased on higher production volumes and lower income tax expense in certain countries internationally. Refining and marketing operating results surpassed last year's strong second quarter, benefiting from the lower crude oil prices, lower operating expenses and higher sales volumes. Chemicals earnings improved on lower feedstock costs and stronger prices for some of the company's major products.

Chevron's return on capital employed, excluding special items, was 14.0 percent for the 12 months ended June 30, 1997, compared with 12.8 percent for the year 1996.

Total revenues were $10.3 billion in the 1997 second quarter, down from $11.0 billion in last year's second quarter, when crude oil and refined product prices were higher. Revenues for the first six months of 1997 were $21.4 billion, about flat with 1996 first half revenues.

Operating, general and administrative expenses, adjusted for special items, declined $260 million in the 1997 second quarter and $241 million in the first half to $1.516 billion and $3.202 billion, respectively, compared with $1.776 billion and $3.443 billion in the comparable periods of 1996. The primary reasons for the decline in operating expenses in the second quarter and year-to-date were lower costs for transportation, repairs and advertising.

Taxes on income for the second quarter and first half of 1997 were $573 million and $1.201 billion, respectively, compared with $548 million and $1.021 billion for the comparable 1996 periods. The effective income tax rate for the first half of 1997 increased to 42.1 percent from 40.7 percent in the 1996 first half. The primary reasons for the increase were lower income from equity affiliates in 1997 recorded on an after-tax basis and fewer U.S. tax credits. These were offset partially by the utilization of net operating loss carryforwards in certain countries outside the United States, which resulted in a lower effective tax rate for international earnings.

Foreign exchange gains of $23 million and $5 million were included in the 1997 second quarter and six months net income, while in 1996 foreign exchange effects resulted in losses of $6 million and $20 million in the second quarter and six months, respectively.

Current Developments
--------------------
The company, in April, completed the sale of a 5 percent beneficial interest in its Tengizchevroil affiliate to LUKARCO, a joint venture of Arco and Russia's LUKoil. Chevron's second quarter results included a $32 million after-tax gain from this sale. Also, Chevron officially acquired a 15 percent ownership interest in the restructured Caspian Pipeline Consortium. In July, the company announced the construction of a fifth oil and gas processing plant at Tengiz, to be commissioned by the end of 1999. This $250 million expansion project will boost production capacity to 240,000 barrels per day. All of these developments bring the company closer to realizing the Tengiz field's vast potential. Tengiz's second quarter oil production averaged 166,000 barrels per day.

Chevron began first production of crude oil from Area C, offshore Angola in April. Previous production has been from Areas A and B of the concession. Also, the company announced a significant crude oil discovery in Block 14, a contract area adjacent to the concession, and its first find in that country's emerging deep-water area. Chevron is operator and holds a 31 percent interest in the Block 14 Consortium.

A consortium consisting of Chevron (30 percent) as operator, Statoil (30 percent), Arco (20 percent) and Phillips (20 percent) in June 1997 were successful bidders to operate the LL-652 oil field in Venezuela's Lake Maracaibo, under a 20-year operating contract. The field is currently operated by Lagoven S.A., a PDVSA affiliate, and is producing 11,700 barrels per day. The partners are preparing a field development plan that is expected to increase production to 100,000 barrels per day.

In June the company signed a production-sharing contract with China National Petroleum Corp. to explore for oil in the Shengli Field Complex, China's second largest oil field, located about 200 miles southeast of Beijing. It is the company's first onshore China oil venture.

In July, the huge Hibernia production platform was successfully towed-out and positioned in the oil field, located about 200 miles southeast of St. John's, Newfoundland. Drilling is scheduled to begin in August, with first production expected in December 1997.

The company announced in June that it will swap a 12 percent equity interest in its Alba oil field in the U. K. sector of the North Sea with Statoil, the Norwegian state oil company, for a 7.56 percent interest in Statoil's Draugen field offshore Norway. Chevron will also acquire an interest in five exploration blocks offshore Norway as part of the swap. After the swap Chevron will have a 21.17 percent interest in Alba and remain its operator.

A memorandum of understanding was signed in May with Maraven, a subsidiary of Petroleos de Venezuela, S.A., to conduct a feasibility study for the development of an integrated aromatics project in Venezuela.

The company announced in June, a joint venture agreement with the Petroleum Authority of Thailand to proceed with engineering for a world-scale aromatics facility in Map Ta Phut, Thailand. The $1.4 billion plant, in which Chevron will have a 60 percent interest, is scheduled to begin production in 2000 and will have annual production of 675,000 tons of paraxylene and 600,000 tons of benzene.

Also in June, Amoseas, a Chevron affiliate announced a major geothermal discovery at its Darajat contract area in Indonesia. The discovery well has the highest dry steam rate in the Eastern Hemisphere and the third highest in the world. Production will be sufficient to power a 20-megawatt generator and will yield nearly one-third of the steam required to power the 70-megawatt power plant Amoseas is building at Darajat, set to go online in 1998.

Chevron announced in May the termination of talks with Elf Oil UK Ltd. for the merger of the two companies' United Kingdom refining and marketing operations. The planned merger was initially announced November 1996, and included Murco Petroleum Ltd., who subsequently withdrew in March 1997. Chevron continues to review options for its U.K. refining and marketing subsidiary, Gulf Oil (Great Britain) Ltd., including the sale of the company, and is evaluating bids from interested buyers. If a transaction is concluded, a charge to income may be required.

In June, Caltex Pacific Indonesia (CPI), a 50 percent owned affiliate, was notified by the Indonesian state oil company, Pertamina, that it was their intention to take over production operations of the Coastal Plain Pakanbaru
(CPP) production sharing contract area when the contract expires in August, 2001. The block currently produces approximately 77,000 barrels of crude oil per day, or about 10 percent of CPI's gross production. CPI has appealed this notification to the government and is currently exploring alternative solutions with both Pertamina and the government. After taking into account Pertamina's share of production and government royalties, the loss of this contract would not have a significant impact on Chevron's international crude oil production.

Chevron has significant production and development projects underway in West Africa. Its share of combined production from Nigeria, Angola, Republic of Congo and Democratic Republic of Congo is about 300,000 barrels per day. While the company's producing operations in Nigeria and other West African countries have been generally unaffected by the civil unrest, political uncertainty and economic conditions in this area, the company continues to closely monitor developments.

Chevron's partner in Nigeria, the government-owned Nigerian National Petroleum Corporation (NNPC) announced in March 1997 that it will fund only 60 percent of its share of the proposed 1997 work program for Chevron and for the other oil companies operating in Nigeria. Discussions with NNPC, the Ministry of Petroleum and the Ministry of Finance are ongoing, in an effort to resolve the shortfall. As a result of the lack of progress in these discussions, Chevron will reduce its joint venture expenditures for 1997 and is implementing a plan to minimize the impact of the budget shortfall. This will result in a short term impact on the work program that Chevron will attempt to redress in 1998.

In computer systems and applications developed in the 1970's and 1980's, years were often stored in a 2-digit rather than 4-digit format to save expensive disk space and computer memory use. These systems correctly assumed the 2-digit year in data storage was preceded by the digits "19". At year 2000, a 2-digit date of "00" may be assumed incorrectly by these applications to be year 1900 rather than year 2000. The effects of the so called Year 2000 problem on the company's financial, technical and business computer-based applications are not expected to be material to Chevron's operations. During the 1990's the company has migrated largely from company developed mainframe to purchased client server and mainframe applications. This strategic change was driven by anticipated gains from information technology improvements rather than a solution to the Year 2000 problem. However, the new systems are or will be modified by the vendor to be Year 2000 compliant. Estimated costs to modify the few legacy mainframe applications that will remain after 1999 have been and will be immaterial to the company's results of operations.

Review of Operations
--------------------
The following tables detail the company's after-tax earnings by major operating area and selected operating data.

EARNINGS BY MAJOR OPERATING AREA


                                       Three Months Ended     Six Months Ended
                                                  June 30,            June 30,
                                       -------------------    ----------------

Millions of Dollars                          1997     1996       1997     1996
-------------------------------------------------------------------------------
Exploration and Production
 United States                             $  182   $  194     $  543   $  462
 International                                357      260        704      511
------------------------------------------------------------------------------
   Total Exploration and Production           539      454      1,247      973
-------------------------------------------------------------------------------
Refining, Marketing and Transportation
 United States                                182      183        252      201
 International                                 92      302        148      377
-------------------------------------------------------------------------------
   Total Refining, Marketing
     and Transportation                       274      485        400      578
-------------------------------------------------------------------------------
   Total Petroleum Operations                 813      939      1,647    1,551
Chemicals                                      77       51        140      115
Coal and Other Minerals                         6       11         21       23
Corporate and Other *                         (73)    (129)      (154)    (201)
-------------------------------------------------------------------------------
     Net Income                            $  823   $  872     $1,654   $1,488
-------------------------------------------------------------------------------

* "Corporate and Other" includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance activities.

                         SELECTED OPERATING DATA (1)

                                       Three Months Ended     Six Months Ended
                                                  June 30,            June 30,
                                       -------------------    ----------------
                                             1997     1996       1997     1996
------------------------------------------------------------------------------
U.S. Exploration and Production
 Net Crude Oil and Natural Gas
  Liquids Production (MBPD)                   340      342       344       341
 Net Natural Gas Production (MMCFPD)        1,896    1,825     1,911     1,851
 Sales of Natural Gas Liquids (MBPD)          100      190       128       215
 Revenue from Net Production
   Crude Oil ($/Bbl.)                      $16.86   $18.29    $18.36    $17.48
   Natural Gas ($/MCF)                     $ 1.95   $ 2.06    $ 2.36    $ 2.17

International Exploration and Production
 Net Crude Oil and Natural Gas
  Liquids Production (MBPD)                   734      688       731       681
 Net Natural Gas Production (MMCFPD)          543      578       580       562
 Revenue from Liftings
   Liquids ($/Bbl.)                        $17.14   $18.44    $18.51    $18.19
   Natural Gas ($/MCF)                     $ 2.07   $ 1.78    $ 2.18    $ 1.81

U.S. Refining and Marketing
 Sales of Gasoline (MBPD)                     574      567       580       554
 Sales of Other Refined Products (MBPD)       618      558       601       547
 Refinery Input (MBPD)                        979      965       913       946
 Average Refined Product
  Sales Price ($/Bbl.)                     $28.43   $31.48    $29.39    $29.39

International Refining and Marketing
 Sales of Refined Products (MBPD)             882      877       897       975
 Refinery Input (MBPD)                        588      448       581       559

Chemical Sales and Other Operating Revenues(2)
 United States                             $  798   $  854    $1,550    $1,571
 International                                151      178       285       328
                                       ----------------------------------------
   Worldwide                               $  949   $1,032    $1,835    $1,899
===============================================================================

(1) Includes equity in affiliates.
(2) Millions of dollars.  Includes sales to other Chevron companies.

     MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl.= barrel; MCF = thousand cubic feet

Worldwide exploration and production earned $539 million in the second quarter of 1997 compared with $454 million in the corresponding 1996 period. Earnings of $1,247 million in the first six months of 1997 were 28 percent higher than the $973 million earned in the 1996 first half. U.S. exploration and production net quarterly earnings were $182 million, down slightly from the $194 million earned in the 1996 second quarter. Six-month 1997 earnings, however, were $543 million, up 18 percent compared with $462 million earned in the 1996 six months. The 1997 quarter results were reduced by a special charge of $11 million for the performance stock option program. Earnings for the 1997 six months benefited $49 million from the sale of assets, partially offset by environmental remediation charges of $6 million and $11 million for the performance stock option program. The prior year quarter and six months included a charge of $9 million for environmental remediation.

Average crude oil realizations for the second quarter of $16.86 per barrel were $1.43 lower than in last year's second quarter; average natural gas prices declined 11 cents per thousand cubic feet to $1.95. The effect of the lower oil and gas prices was mitigated by lower operating and exploration expenses. On a year-to-date basis, crude oil realizations were up 5 percent to $18.36 per barrel, and natural gas prices were up 19 cents to $2.36 per thousand cubic feet.

Total U.S. oil and gas production on an equivalent barrel basis increased in both the 1997 second quarter and six months. Net liquids production of 340,000 barrels per day in the 1997 quarter was about flat with the prior year period's 342,000 barrels per day but net natural gas production increased to 1.90 billion cubic feet per day from 1.83 billion cubic feet per day. On a year-to-date basis, net liquids production increased to 344,000 barrels per day from 341,000 barrels in the 1996 six months and natural gas production increased 3 percent to 1.91 billion cubic feet per day from 1.85 billion cubic feet per day. On an equivalent barrel basis, natural gas accounts for almost half of the company's U.S. production.

International exploration and production net earnings for the second quarter were $357 million, up 37 percent from $260 million earned in the second quarter of 1996. Earnings of $704 million in the first six months of 1997 were 38 percent higher than the $511 million earned in the 1996 first half. The 1997 quarter and six months benefited a net $59 million from special items as asset sales and a favorable prior-year tax adjustment were partially offset by a $5 million charge for the company's performance stock option program. The 1996 quarter and six months results included a special charge of $7 million for an asset write-off.

Excluding special items, earnings were $298 million in the 1997 second quarter, up from $267 million in the year-ago quarter. For the 1997 first half, earnings of $645 million increased 25 percent from $518 million earned in the
first six months of 1996.   In the second quarter, the effect of lower crude
oil prices was more than offset by higher crude oil production volumes and the benefit of lower effective income tax rates arising from the utilization of about $50 million of tax-loss carryforwards in certain countries. For the six months, operations benefited from higher average crude oil prices and higher production volumes.

Both 1997 periods benefited from foreign currency effects. Foreign currency effects increased 1997 earnings $12 million in the second quarter and $17 million in the first half, principally related to the U.S. dollar's fluctuation against the Australian dollar. Foreign exchange losses were $10 million in the first half of 1996, all in the first quarter.

Net liquids production increased 7 percent to 734,000 barrels per day in the 1997 second quarter, with most of the increase coming from the Republic of Congo and the company's Tengizchevroil affiliate in Kazakstan. Smaller increases elsewhere in West Africa and Indonesia were offset by production declines in the U. K. North Sea and Papua New Guinea. Year-to-date production was 731,000 barrels per day, also a 7 percent increase from 681,000 barrels per day produced in 1996.

Net natural gas production declined to 543 million cubic feet per day from 578 million in the 1996 second quarter, principally due to lower production in Australia. Six month production was 580 million cubic feet per day compared with 562 million cubic feet per day last year. Increases in Kazakstan and Canada were partially offset by decreases in Australia and the United Kingdom.

Worldwide refining and marketing operations reported earnings of $274 million in the 1997 second quarter compared with $485 million in last year's second quarter. The 1997 first half earnings were $400 million compared with $578 million in the corresponding 1996 period. U.S. refining and marketing net earnings were $182 million in the second quarter, about flat with $183 million in the 1996 second quarter, but more than two and a half times the $70 million earned in this year's first quarter. Six month earnings for 1997 were $252 million compared with $201 million in the 1996 six months.

Earnings in all periods were reduced by special charges. The 1997 second quarter included charges of $23 million for the performance stock option program and $12 million for environmental remediation provisions. In addition to the second quarter special items, the 1997 six months included an $8 million provision for litigation. Results in both 1996 periods were reduced $11 million for a litigation matter. Excluding special charges, 1997 second quarter results of $217 million increased 12 percent from $194 million in 1996; six months earnings in 1997 were $295 million, up 39 percent from $212 million in the 1996 six months.

Earnings for the second quarter improved on lower crude oil feedstock costs, lower operating expenses and higher sales volumes. Refined product sales volumes were up almost 6 percent to 1.19 million barrels per day in the second quarter and about 7 percent year-to-date. The first half of 1997 was a period of declining crude oil prices, whereas the 1996 first half was a period of rising crude oil prices. There is a typical industry time lag in refined product prices adjusting to changes in crude oil feedstock costs. Average refined product prices for the company were flat for the 1997 and 1996 six months, at $29.39 per barrel. However, on a quarter to quarter comparison, the 1997 second quarter prices averaged $28.43, down from $31.48 in the 1996 second quarter.

International refining and marketing net earnings were $92 million and $148 million in the 1997 second quarter and six months, respectively, compared with $302 million and $377 million in the comparable periods last year, which included a net $275 million gain for the company's share of its Caltex affiliate's sale of refinery interests in Japan, less related Chevron tax effects on the distribution of proceeds to the Caltex shareholders. The 1996 results also included a special charge of $15 million for environmental remediation. Results for the 1997 quarter and six months were reduced $3 million by a special charge for the performance stock option program.
Excluding special items, earnings more than doubled to $95 million in the second quarter and increased 29 percent to $151 million in the 1997 first half from $42 million and $117 million, respectively, in the comparable periods last year.

Operating conditions generally improved in the United Kingdom and in certain of the Caltex Asia-Pacific areas, especially in Korea, resulting in higher sales margins. Also in the second quarter, there was a $24 million favorable swing in foreign currency effects, almost all Caltex related. Foreign currency gains were $13 million in the 1997 quarter compared with losses of $11 million in the 1996 second quarter principally related to the

 U.S. dollar's fluctuation against the Australian dollar and the Korean won. However, for the first half of 1997, foreign currency effects resulted in losses of $16 million compared with losses of $21 million in the 1996 first half.

Refined product sales volumes in the second quarter of 1997 were about flat with the year-ago quarter, as a 7 percent increase in Caltex sales was offset by lower volumes in the company's trading activities. However for six months, product sales volumes declined 8 percent to 897,000 barrels per day from 975,000 due to Caltex's second quarter 1996 sale of its interest in a Japanese affiliate that owned two refineries.

Chemicals second quarter1997 net earnings increased 51 percent to $77 million from $51 million in the prior-year second quarter. Six month earnings were $140 million in 1997, a 22 percent increase from the $115 million earned in 1996. The 1997 quarter and year-to-date earnings were reduced $9 million by a special charge for the performance stock option program; the 1996 results were reduced $16 million by a special charge related to a claim settlement. Excluding the special charges, second quarter earnings of $86 million increased 28 percent from the 1996 second quarter results of $67 million and six months earnings of $149 million improved 14 percent from $131 million in the prior year. Earnings improved on lower feedstock costs and price improvements for some of the company's major products, primarily ethylene and polyethylene. Results for 1997 also benefited from reduced depreciation expense as a result of a reassessment of the useful lives of certain assets.

Coal and other minerals second quarter net earnings fell to $6 million from $11 million in last year's second quarter, due to higher operating and repair costs. Six month earnings were $21 million compared with $23 million in last year's six months. Results in both 1997 periods included a $2 million special charge for the performance stock option program; there were no special items in 1996.

Corporate and other includes interest expense, interest income on cash and marketable securities, corporate center costs and real estate and insurance operations. These activities incurred net charges of $73 million in the 1997 second quarter, compared with charges of $129 million in last year's quarter, which included $45 million of special charges for litigation and an additional loss provision for the company's withdrawal from its real estate development business, including additional amounts for environmental remediation. The 1997 second quarter results included a special charge of $13 million for the performance stock option program. Year-to-date charges were $154 million in 1997 compared with $201 million in last year's first half. The 1997 year-to-date results included an $8 million special charge for environmental remediation in addition to the second quarter stock option charge. Excluding special items, ongoing net charges in both the 1997 quarter and first half were lower due to a number of factors, including lower interest expense, higher interest income, lower insurance expense and pension settlement gains.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.280 billion at June 30, 1997, a $388 million increase from year-end 1996. Cash from operations and proceeds from asset sales were more than adequate to fund the company's capital expenditures and dividend payments to stockholders.

The company's debt and capital lease obligations totaled $6.441 billion at June 30, 1997, down $253 million from $6.694 billion at year-end 1996. The decrease in outstanding debt is due primarily to the scheduled first quarter retirement of $138 million of Swiss Franc denominated 4.625 percent debt. The company also retired via a non-cash transaction, in January 1997 as scheduled, $50 million of 7.28 percent debt related to the Employee Stock Ownership Plan.

Although the company benefits from lower interest rates on short-term debt, its proportionately large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. This ratio was
 .90 at June 30, 1997, up slightly from .89 at year-end 1996. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.688 billion at June 30, 1997. This amount includes $1.8 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 28 percent at June 30, 1997, down from 30 percent at year-end 1996. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

The company's board of directors in April increased the quarterly dividend 7 percent to 58 cents per share.

Worldwide capital and exploratory expenditures for the first half of 1997, including the company's share of affiliates' expenditures, totaled $2.245 billion, up 8 percent from $2.082 billion spent in the 1996 first half. Spending for chemicals projects more than doubled in the first half of 1997 to $285 million compared with $133 million last year, reflecting the company's multiple expansion projects underway. Total expenditures for exploration and production activities were $1.476 billion, or 66 percent of total outlays in the 1997 period compared with $1.436 billion, or 69 percent in 1996. Of these amounts, expenditures for exploration and production activities in the United States were about 47 percent in 1997, compared with 37 percent in 1996, reflecting spending on development projects to stabilize U.S. oil and gas production.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on April 30, 1997.

Voters elected 13 incumbent directors for one-year terms. The vote tabulation for individual directors was:

                                                         Shares         Shares
Directors                                                  For         Withheld
-------------------------------------------------------------------------------
S. H. Armacost                                         499,211,995    6,951,967
K. T. Derr                                             501,695,942    4,468,019
S. Ginn                                                500,397,927    5,766,035
C. A. Hills                                            499,852,128    6,310,834
J. B. Johnston                                         501,138,381    5,025,581
R. H. Matzke                                           501,810,827    4,353,134
C. M. Pigott                                           491,723,526   14,440,436
C. Rice                                                499,335,367    6,828,595
F. A. Shrontz                                          500,137,247    6,026,715
J. N. Sullivan                                         501,894,196    4,269,766
C. Tien                                                501,075,746    5,089,215
G. H. Weyerhaeuser                                     499,931,702    6,232,260
J. A. Young                                            500,144,206    6,019,757

Voters approved the appointment of Price Waterhouse LLP as the company's independent accountants by a vote of 501,775,197 (99.5 percent) for and 2,376,615 (0.5 percent) against. There were also 2,030,770 abstentions.

A proposal by the Directors for approval of amendments to the Chevron Restricted Stock Plan for Non-Employee Directors was accepted. There were 475,729,832 votes (95.3 percent) for the proposal and 23,553,197 (4.7 percent) votes against. There were 6,895,263 abstentions and no broker non-votes.

A proposal by the Directors for approval of Amendments to the Management Incentive Plan of Chevron Corporation was accepted. There were 471,521,946 votes (94.5 percent) for the proposal and 27,228,992 (5.5 percent) votes against. There were 7,427,599 abstentions and no broker non-votes.

A proposal by the Directors for approval of Amendments to the Chevron Corporation Long-Term Incentive Plan was accepted. There were 472,033,392 votes (94.6 percent) for the proposal and 26,744,632 (5.4 percent) votes against. There were 7,400,517 abstentions and no broker non-votes.

A stockholder proposal to Abandon Arctic National Wildlife Refuge (ANWR)
Drilling Plans was rejected.    There were 19,282,694 votes (4.8 percent) for
the proposal and 380,732,681 (95.2 percent) votes against. There were 21,834,559 abstentions and 84,332,648 broker non-votes.

A stockholder proposal to Develop Country Selection Guidelines was rejected. There were 22,550,788 votes (5.8 percent) for the proposal and 365,903,788 (94.2 percent) votes against. There were 33,399,641 abstentions and 84,328,365 broker non-votes.

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

  (10) Chevron Corporation Salary Deferral Plan for Management Employees, effective January 1, 1997.

  (12)  Computation of Ratio of Earnings to Fixed Charges

  (27)  Financial Data Schedule

(b)   Reports on Form 8-K

      A Current Report on Form 8-K, dated June 18, 1997, was filed by the company on June 18, 1997. This report announced that on June 17, 1997, Caltex Petroleum Corporation, a 50 percent owned affiliate of Chevron, issued a press release reporting that it received an assessment of approximately $2 billion from the Internal Revenue Service for excise taxes, penalties and interest relating to crude oil sales to Japanese customers beginning in 1980.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               CHEVRON CORPORATION

                                                  (Registrant)




Date      August 6, 1997                        /s/M. R. KLITTEN
     -----------------------             -------------------------------
                                          M. R. Klitten, Vice President
                                          (Chief Financial Officer and
                                               Duly Authorized Officer)