Form 10-Q
period 1997-09-30
CHEVRON CORP
filed 1997-11-12
CIK 93410

===============================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1997

                                        OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-368-2


                             Chevron Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                        94-0890210
    -------------------------------                  ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

 575 Market Street, San Francisco, California                 94105
 ---------------------------------------------              ----------
 (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code     (415) 894-7700
                                                        ---------------

                                      NONE
  ---------------------------------------------------------------------------
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X     No
                                                  --------  ------



Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                        Outstanding as of September 30, 1997
  -----------------------------         --------------------------------------
  Common stock, $1.50 par value                    656,752,639

===============================================================================

                                   INDEX
                                                                       Page No.
            Cautionary Statements Relevant to Forward-Looking
            Information for the Purpose of "Safe Harbor" Provisions
            of the Private Securities Litigation Reform Act of 1995           1

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statement of Income for the three months
            and nine months ended September 30, 1997 and 1996                 2

            Consolidated Balance Sheet at September 30, 1997 and
            December 31, 1996                                                 3

            Consolidated Statement of Cash Flows for the nine months
            ended September 30, 1997 and 1996                                 4

            Notes to Consolidated Financial Statements                     5-10

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11-18

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                19

  Item 6.   Listing of Exhibits and Reports on Form 8-K                      19

  Signature                                                                  19

  Exhibit:  Computation of Ratio of Earnings to Fixed Charges                20

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

Among the factors that could cause actual results to differ materially from the company's expectations are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production, manufacturing or transportation facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

                         PART I. FINANCIAL INFORMATION


                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME



                                         Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                        --------------------  -----------------
Millions of Dollars,
Except Per Share Amounts                     1997      1996      1997      1996
-------------------------------------------------------------------------------
Revenues
Sales and other operating revenues*       $10,130   $10,846   $30,871   $31,517
Income from equity affiliates                 164       104       535       686
Other income                                   34        99       289       179
                                         --------------------------------------
   Total Revenues                          10,328    11,049    31,695    32,382
                                         -------------------------------------

Costs and Other Deductions
Purchased crude oil and products            5,027     5,771    15,624    16,717
Operating expenses                          1,355     1,461     3,977     4,288
Selling, general and administrative
   expenses                                   301       303     1,037     1,043
Exploration expenses                          109       119       288       329
Depreciation, depletion and amortization      548       558     1,643     1,613
Taxes other than on income*                 1,670     1,493     4,795     4,358
Interest and debt expense                      69        93       227       274
                                         --------------------------------------
   Total Costs and Other Deductions         9,079     9,798    27,591    28,622
                                         --------------------------------------


Income Before Income Tax Expense            1,249     1,251     4,104     3,760
Income Tax Expense                            522       596     1,723     1,617
                                         --------------------------------------
Net Income                                $   727   $   655   $ 2,381   $ 2,143
                                         --------------------------------------

Per Share of Common Stock:
   Net Income                             $  1.11   $  1.00   $  3.64   $  3.28
   Dividends                              $   .58   $   .54   $  1.70   $  1.54

Weighted Average Number of
Shares Outstanding (000s)                 655,987   652,671   654,330   652,649

*   Includes consumer excise taxes.       $ 1,487   $ 1,324   $ 4,248   $ 3,845

   See accompanying notes to consolidated financial statements.

                    CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                  September 30,   December 31,
Millions of Dollars                                        1997           1996
------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                               $   991        $   892
Marketable securities                                       573            745
Accounts and notes receivable                             3,464          4,035
Inventories:
   Crude oil and petroleum products                         605            669
   Chemicals                                                533            507
   Materials, supplies and other                            271            255
                                                        ----------------------
                                                          1,409          1,431
Prepaid expenses and other current assets                   804            839
                                                        ----------------------
      Total Current Assets                                7,241          7,942
Long-term receivables                                       420            261
Investments and advances                                  4,552          4,463

Properties, plant and equipment, at cost                 48,941         46,936
Less: accumulated depreciation,
 depletion and amortization                              26,564         25,440
                                                        ----------------------
                                                         22,377         21,496
Deferred charges and other assets                           881            692
                                                        ----------------------
         Total Assets                                   $35,471        $34,854
                                                        ----------------------


------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                         $ 1,753        $ 2,706
Accounts payable                                          2,795          3,502
Accrued liabilities                                       1,339          1,420
Federal and other taxes on income                           873            745
Other taxes payable                                         565            534
                                                        ----------------------
   Total Current Liabilities                              7,325          8,907
Long-term debt                                            4,150          3,650
Capital lease obligations                                   314            338
Deferred credits and other non-current obligations        1,899          1,858
Non-current deferred income taxes                         3,090          2,851
Reserves for employee benefit plans                       1,640          1,627
                                                        ----------------------
   Total Liabilities                                     18,418         19,231
                                                        ----------------------
 Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                     -              -
Common stock (authorized 1,000,000,000 shares,
   $1.50 par value, 712,487,068 shares issued)            1,069          1,069
Capital in excess of par value                            2,008          1,874
Deferred compensation                                      (750)          (800)
Currency translation adjustment and other                   (68)            96
Retained earnings                                        16,692         15,408
Treasury stock, at cost (55,734,429 and 59,401,015
 shares at September 30, 1997 and December 31, 1996,
 respectively)                                           (1,898)        (2,024)
                                                        ----------------------
   Total Stockholders' Equity                            17,053         15,623
                                                        ----------------------
    Total Liabilities and Stockholders' Equity          $35,471        $34,854
                                                        ----------------------

See accompanying notes to consolidated financial statements.

                     CHEVRON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             Nine Months Ended
                                                                 September 30,
                                                       -----------------------
Millions of Dollars                                        1997           1996
------------------------------------------------------------------------------

Operating Activities
   Net income                                           $ 2,381        $ 2,143
   Adjustments
      Depreciation, depletion and amortization            1,643          1,613
      Dry hole expense related to prior years'
       expenditures                                          25             39
      Distributions (less than) greater than income
       from equity affiliates                              (296)            66
      Net before-tax (gains) losses on asset
       retirements and sales                               (178)            25
      Net currency translation gains                        (23)           (10)
      Deferred income tax provision                         300            243
      Net increase in operating working capital             (20)          (166)
      Other                                                (283)          (166)
                                                       ------------------------
         Net Cash Provided by Operating Activities        3,549          3,787
                                                       ------------------------

Investing Activities
   Capital expenditures                                  (2,669)        (2,364)
   Proceeds from asset sales                                379            514
   Net sales of marketable securities                       181            335
                                                       ------------------------
         Net Cash Used for Investing Activities          (2,109)        (1,515)
                                                       ------------------------

Financing Activities
   Net repayments of short-term obligations                 (54)          (415)
   Proceeds from issuance of long-term debt                  11             77
   Repayments of long-term debt and other
    financing obligations                                  (377)          (419)
   Cash dividends paid                                   (1,111)        (1,005)
   Net sale (purchase) of treasury shares                   218            (34)
                                                       ------------------------
         Net Cash Used for Financing Activities          (1,313)        (1,796)
                                                       ------------------------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                  (28)            (6)
                                                       ------------------------
Net Change in Cash and Cash Equivalents                      99             470
Cash and Cash Equivalents at January 1                      892             621
                                                       ------------------------
Cash and Cash Equivalents at September 30               $   991         $ 1,091
                                                       ------------------------

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

The results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the third quarter 1997 included net charges of $5 million for special items. The company recorded a $72 million additional charge associated with the expected fourth quarter 1997 sale of certain United Kingdom refining and marketing assets and the subsequent closure of the company's refinery in Milford Haven, Wales, a $9 million provision for environmental remediation of certain U.S. chemical sites, and $8 million for the write-off of certain telecommunications equipment. These charges were nearly offset by a benefit of $84 million from favorable prior-year income tax adjustments.

For the first nine months of 1997, net income included net benefits of $8 million from special items. Special gains of $99 million resulted from the sale of 10 percent of the company's ownership interest in the Tengizchevroil joint venture and from sales of producing properties in the U.S. and in the North Perth Basin area of Australia. Also included in net income for the nine-month period were benefits of $98 million from favorable prior-year tax adjustments. Partially offsetting these favorable items were charges of $72 million related to the disposition of the company's United Kingdom refining and marketing assets, $66 million for the remaining unaccrued cost of the company's broad-based employee performance stock option program, $43 million for provisions for environmental remediation and other items, and $8 million for the write-off of certain telecommunications equipment.

Net income for the third quarter 1996 benefited a net $5 million from special items. The company recognized a $32 million gain from the merger of Chevron's natural gas marketing and natural gas liquids businesses with NGC Corporation. The company also recorded $52 million in favorable prior-year income tax adjustments. These benefits were nearly offset by special charges totaling $79 million, composed of an $11 million loss from the sale of a producing property, a $29 million provision for environmental remediation of certain U.S. downstream facilities, provisions of $27 million for employee severance programs and a litigation matter, and $12 million for the write-off of certain chemical assets.

In the nine-month period ended September 30, 1996, net special gains of $177 million were included in net income. A net benefit of $275 million resulted from the company's Caltex affiliate's sale of refinery interests in Japan, after including the effect of the company's taxes on the related cash distribution. Also included in net income for the nine-month period were the $73 million net gains from third quarter 1996 asset dispositions and favorable prior-year income tax adjustments. Partially offsetting these favorable items were charges of $48 million from an additional loss provision for the company's withdrawal from its real estate development business and from the write-off of certain chemical and other assets, $53 million of environmental remediation provisions for the company's U.S. upstream and U. S. and Canadian downstream properties, $53 million of provisions for litigation matters and other claims, and $17 million for employee severance programs.

Foreign exchange gains included in third quarter 1997 net income were $36 million, compared with gains of $6 million in third quarter 1996. For the first nine months of 1997, net income included foreign exchange gains of $41 million, compared with losses of $14 million in the same period of 1996.

Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:
                                                             Nine Months Ended
                                                                 September 30,
                                                      -------------------------
      Millions of Dollars                                      1997       1996
      -------------------------------------------------------------------------

      Decrease (increase) in accounts and notes receivable  $   570    $  (332)
      Decrease in inventories                                    27         51
      Decrease (increase) in prepaid expenses
       and other current assets                                  24        (43)
      Decrease in accounts payable and accrued liabilities     (773)      (218)
      Increase in income and other taxes payable                132        376
      -------------------------------------------------------------------------

           Net increase in operating working capital        $   (20)   $  (166)


"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                             Nine Months Ended
                                                                 September 30,
                                                      -------------------------
      Millions of Dollars                                      1997       1996
      -------------------------------------------------------------------------

      Interest paid on debt (net of capitalized interest)   $   247    $   288
      Income taxes paid                                     $ 1,342    $ 1,042
      -------------------------------------------------------------------------

The "Net sales of marketable securities" consists of the following gross amounts:

                                                             Nine Months Ended
                                                                 September 30,
                                                      -------------------------
      Millions of Dollars                                      1997       1996
      -------------------------------------------------------------------------

      Marketable securities purchased                       $(2,040)   $(2,418)
      Marketable securities sold                              2,221      2,753
      -------------------------------------------------------------------------

           Net sales of marketable securities               $   181    $   335
      -------------------------------------------------------------------------

The company's Employee Stock Ownership Plan (ESOP) repaid $50 million of matured debt in both January 1997 and 1996, that had been guaranteed by Chevron Corporation. These payments were recorded by the company as a reduction in its debt outstanding and in Stockholders' Equity (Deferred compensation) and were non-cash transactions.

In the nine months 1997, "Net Cash Used for Financing Activities" includes approximately $220 million generated from the sale of treasury shares to satisfy obligations under the company's broad-based performance stock option program. The options became exercisable in June 1997 for each eligible employee after Chevron's stock price closed over $75 per share for three consecutive days. Of the $220 million, approximately $70 million was used to satisfy obligations to employees who exercised options, with net proceeds of about $150 million being retained by the company.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

At September 30, 1997, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and, through August 31, 1996, Warren Petroleum Company divisions. On September 1, 1996, substantially all of Chevron U.S.A. Inc.'s natural gas liquids operations previously conducted by Warren Petroleum Company and its natural gas marketing operations previously conducted by Chevron U.S.A. Production Company were contributed to NGC Corporation in exchange for cash, notes and a 28 percent equity ownership in NGC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table:

                                     Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                     ------------------      -----------------
   Millions of Dollars                    1997     1996         1997      1996
   ---------------------------------------------------------------------------

   Sales and other operating revenues   $7,021   $7,601      $21,413   $22,045
   Costs and other deductions            6,485    7,225       20,045    20,941
   Net income                              421      252        1,055       805
   ---------------------------------------------------------------------------


                                          September 30,           December 31,
   Millions of Dollars                             1997                   1996
   ---------------------------------------------------------------------------

   Current assets                               $ 2,787                $ 3,126
   Other assets                                  13,638                 13,209

   Current liabilities                            3,413                  4,035
   Other liabilities                              4,966                  5,300

   Net worth                                      8,046                  7,000
   ---------------------------------------------------------------------------


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

                                     Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                     ------------------      -----------------
   Millions of Dollars                    1997     1996         1997      1996
   ---------------------------------------------------------------------------
   Sales and other operating revenues     $140     $122         $396      $388
   Costs and other deductions              139      141          414       431
   Net income                                5       (1)          21         8
   ---------------------------------------------------------------------------

                                          September 30,           December 31,
   Millions of Dollars                             1997                   1996
   ---------------------------------------------------------------------------
   Current assets                                  $144                $    99
   Other assets                                     928                  1,622

   Current liabilities                              556                    617
   Other liabilities                                361                    385

   Net worth                                        155                    719


The nine month 1997 decrease in Other assets and Net worth was primarily due to the third quarter assignment of an interest bearing loan agreement to CTC's parent and an associated return of paid-in capital.

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at September 30, 1997.


Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                     Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                     ------------------      -----------------
   Millions of Dollars                    1997     1996         1997      1996
   ---------------------------------------------------------------------------
   Sales and other operating revenues   $4,066   $4,221      $13,019   $12,141
   Operating income                        220      247          758       796
   Net income                              170       93          556     1,082


Included in nine month 1996 results is a net gain of about $630 million for the second quarter 1996 sale of certain refinery interests in Japan. A dividend of part of the proceeds from the sale was distributed to the shareholders.

Note 7.  Income Taxes

Taxes on income for the third quarter and first nine months of 1997 were $522 million and $1.723 billion, respectively, compared with $596 million and $1.617 billion for the comparable 1996 periods. The effective income tax rate for both the third quarter and the first nine months of 1997 declined to 42 percent from 47.6 percent in the 1996 third quarter and 43 percent in the 1996 first nine months. The primary reasons for the more than 5 percent decrease in the effective tax rate for the 1997 third quarter were a 2 percent decrease in the United Kingdom statutory corporate tax rate and its effect on current and deferred tax liabilities, an increase in third quarter 1997 earnings from equity affiliates recorded on an after-tax basis, higher U.S. income tax credits for enhanced production and other credits, and a shift in earnings from countries with high effective tax rates to countries with lower effective tax rates.

The effective tax rates for the 1996 and 1997 nine months were impacted by a number of non-recurring items including prior-year tax adjustments, asset dispositions, and statutory tax rate changes. These factors were largely offsetting between the periods and the one percent decrease in the effective tax rate for the first nine months of 1997 is primarily attributable to a shift in international earnings from countries with high effective tax rates to countries with lower effective tax rates.

Note 8.  Contingent Liabilities

Litigation -

The company is a defendant in numerous lawsuits, including, along with other oil companies, actions challenging oil royalty and severance tax payments based on posted prices. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. While it is not practical to estimate a range of possible loss for the company's litigation matters, losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

OXY U.S.A. brought a lawsuit in its capacity as successor in interest to Cities Service Company, which involved claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation, acquired by Chevron in 1984. A trial with respect to the claims ended in July 1996 with a judgment against the company of $742 million, including interest, which continues to accrue at a rate of 9.55 percent per year. The company has filed an appeal. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed upon appeal.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which the company sells in California in certain months of the year. The first two phases of the trial were concluded in October and November 1997 with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline sold in infringement of the patent between March 1, 1996 and July 31, 1996. In the third phase of the trial, to begin in December 1997, the trial court judge will decide whether the company and the five other oil companies have equitable defenses to the enforcement of the patent by Unocal. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes Unocal's patent is invalid and that any unfavorable rulings should be reversed upon appeal.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China and Indonesia. The Caltex Group has significant operations in Indonesia, Korea, Japan, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan.

Note 9.  Issuance of new Statements of Financial Accounting Standards

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is effective for interim period and annual financial statements ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented. Early adoption of the statement is not permitted. The company believes that adoption of the statement at year-end 1997 will not have a material effect on its previous and future earnings per share disclosures.

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements require additional reporting and expanded disclosures but will have no effect on the company's results of operations, financial position, capital resources or liquidity.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Third Quarter 1997 Compared With Third Quarter 1996
        And First Nine Months 1997 Compared With First Nine Months 1996

Overview and Outlook
--------------------
Net income for the third quarter of 1997 was $727 million ($1.11 per share), an increase of 11 percent from the $655 million ($1.00 per share) reported for the third quarter of 1996. Net income in the 1997 third quarter was reduced by $5 million of net special items, including an additional charge of $72 million for the disposition of the company's refining and marketing assets in the United Kingdom, charges of $9 million for environmental remediation provisions and a write-off of $8 million of certain telecommunications equipment. These charges were nearly offset by $84 million of favorable prior-year income tax adjustments. For the third quarter 1996, net income included a net benefit of $5 million from special items. Excluding special items, earnings in the third quarter were $732 million, an increase of 13 percent from the $650 million earned in the 1996 third quarter.

Net income for the first nine months of 1997 was $2.381 billion ($3.64 per share), up 11 percent from $2.143 billion ($3.28 per share) reported for the first nine months of 1996. The 1997 results included net gains of $8 million from special items while 1996 results benefited $177 million from special items. Special items in the 1997 nine months included gains from asset sales and prior-year income tax adjustments amounting to $125 million, mostly offset by charges for environmental remediation provisions, asset write-offs, litigation provisions and employee performance stock option costs. The 1996 benefit from special gains was mostly related to the company's share of its Caltex affiliate's gain from the sale of refinery interests in Japan.
Excluding special items, earnings for the 1997 nine months were $2.373 billion, 21 percent higher than the $1.966 billion earned in the corresponding 1996 period.

The company's improvement from last year's third quarter was led by worldwide refining, marketing and transportation operations. Although down from this year's second quarter, third quarter 1997 worldwide downstream operating results were more than double those of last year's comparable period as the refining and marketing business continues to benefit from favorable market conditions, lower operating expenses and higher sales volumes. Year to date 1997 operating results were 58 percent ahead of the prior year period.

Worldwide exploration and production operating earnings, although strong, declined from the 1996 third quarter as higher natural gas realizations could not fully offset the more than $2.00 per barrel decline in crude oil realizations. On a year-to-date basis, however, exploration and production operating earnings increased 9 percent from the prior-year results with higher production volumes and higher natural gas prices more than offsetting marginally lower average crude oil prices.

Chemicals operating earnings declined in the third quarter 1997 as a result of higher expenses and downtime associated with maintenance and expansion activities at certain manufacturing plants. For nine months 1997, operating earnings were slightly lower than the comparable 1996 period. The results for 1997 have benefited from stronger prices and higher volumes for some of the company's products, particularly ethylene and polyethylene; however, this has been more than offset by the absence of a $17 million after-tax insurance recovery included in the 1996 results.

For the 12 months ended September 30, 1997, Chevron's return on capital employed, excluding special items, was 14.1 percent, compared with 12.5 percent for the year 1996.

Total revenues for the third quarter were $10.3 billion, down 6 percent from $11.0 billion in the 1996 third quarter, as realizations for refined products and crude oil declined from last year. For the nine months, total revenues were $31.7 billion, compared with $32.4 billion for the first nine months of 1996.

Operating, general and administrative expenses, adjusted for special items, declined $161 million in the 1997 third quarter and $402 million in the first nine months to $1.579 billion and $4.781 billion, respectively, compared with $1.740 billion and $5.183 billion in the comparable periods of 1996. The decline primarily reflects lower transportation costs in 1997 and the absence of expenses from operations that were disposed of in 1996.

Taxes on income for the third quarter and first nine months of 1997 were $522 million and $1.723 billion, respectively, compared with $596 million and $1.617 billion for the comparable 1996 periods. The effective income tax rate for both the third quarter and first nine months of 1997 declined to 42 percent from 47.6 percent in the 1996 third quarter and 43 percent in the 1996 nine months.

During the third quarter of 1997, the effective tax rate fell more than 5 percentage points from the 1996 third quarter. The primary reasons for the decline were a 2 percent decrease in the United Kingdom statutory corporate tax rate and its effect on current and deferred tax liabilities, an increase in third quarter 1997 earnings from equity affiliates that are recorded on an after-tax basis, higher U.S. income tax credits for enhanced production and other credits and a shift in international earnings from countries with high effective tax rates to countries with lower effective tax rates.

The effective tax rates for the 1996 and 1997 nine months were impacted by a number of non-recurring items including prior-year tax adjustments, asset dispositions, and statutory tax rate changes. These factors were largely offsetting between the periods and the one percent decrease in the effective tax rate for the first nine months of 1997 is primarily attributable to a shift in international earnings from countries with high effective tax rates to countries with lower effective tax rates.

Foreign exchange gains of $36 million were included in third quarter 1997 net income, compared with gains of $6 million in the prior year third quarter. For the first nine months of 1997, foreign exchange gains were $41 million, while in 1996 foreign exchange losses totaled $14 million. Year to date, the 1997 gains primarily reflect the U.S. dollar's fluctuation against the Australian dollar and the currencies of Thailand, Malaysia and the Philippines. The 1996 losses reflect primarily the U.S. dollar's fluctuation against the Australian dollar.

Current Developments
--------------------
In early October, Chevron agreed to sell its marketing interests in the United Kingdom, including its retail network of 450 stations, and its lubricants and commercial fuels businesses, to Shell UK Ltd. In September, the company signed an agreement to sell to Texaco Ltd. its 50 percent equity interest in the Pembroke Cracking Co., which operates a 90,000 barrel-per-day catalytic cracking facility at Texaco's refinery in Pembroke, Wales. The company expects to complete these transactions during the 1997 fourth quarter, subject to regulatory approvals. The company will also close its 115,000 barrel-per-day refinery located near Milford Haven, Wales and will close and sell its headquarters building in Cheltenham. Chevron also plans to sell the Gulf trademark in the United Kingdom and Ireland to Gulf Canada Resources Limited. The company has recorded a provision of $272 million for estimated losses and future costs associated with this transaction; $200 million was recorded in the fourth quarter 1996 and an additional $72 million in the third quarter 1997. These transactions will substantially complete the company's withdrawal from the refining and marketing business in the United Kingdom.

In September, Chevron agreed to sell its interest in two offshore Louisiana properties, West Cameron 180 and 198. The sale closed in early October and is expected to result in a gain.

The company was the successful bidder for 64 deep-water blocks offshore Texas in the Gulf of Mexico. Chevron now has more than 360 leases in the Gulf's deep water, making it one of the largest leaseholders in that promising area.

The company continues to review and analyze its operations and may sell, restructure or purchase assets to achieve operational or strategic benefits. These activities may result in gains or losses to income in future periods.

Tengizchevroil (TCO), in which Chevron has a 45 percent interest, has awarded a $250 million contract to increase production capacity at the Tengiz field in Kazakhstan by about 30 percent to 240,000 barrels per day by year-end 1999.
The project represents the third major expansion of the field since TCO was formed in 1993. The second-phase expansion, which is nearing completion, is expected to lift production from its current capacity of 160,000 barrels per day to about 174,000 barrels per day by year-end 1997 and 187,000 barrels per day upon completion in mid-1998. Separately, TCO has signed an agreement with Sinochem, a Chinese state oil trader, to make a test shipment of crude oil from the Tengiz field to China by rail later this year. This test shipment will help evaluate the feasibility of transporting crude oil via rail while awaiting the development of alternate means of transportation to China. TCO continues to move oil by pipeline, barge and rail car to destinations in the former Soviet Union and Europe and looks forward to the completion of a direct pipeline to the Black Sea by the Caspian Pipeline Consortium.

An agreement was signed with the Republic of Azerbaijan to explore the deep-water Absheron Offshore Block in the southern Caspian Sea. Chevron will have a 30 percent interest and will be the operator of the exploration phase, which is expected to begin drilling in late 1999, following 3-D seismic surveying in 1998.

The first liquefied petroleum gas (LPG) exports from the company's Escravos, Nigeria, joint venture gas project occurred in September. This project provides a commercial outlet for LPG and natural gas produced in conjunction with the company's crude oil operations.

The CACT Operators Group, in which Chevron has a 16 percent interest, discovered crude oil in the Pearl River Mouth Basin of the South China Sea. CACT, one of China's largest offshore producers, currently produces 100,000 barrels per day. The new discovery is expected to be produced using the existing infrastructure.

The Hibernia Development project, 200 miles offshore Newfoundland, Canada, in which Chevron has a 26.9 percent interest, recently drilled its first production well into the oil reservoir. Hibernia is expected to begin production before the end of 1997. Chevron discovered the Hibernia oil field in 1979.

Recent Far Eastern currency devaluations, notably in Thailand, Malaysia and the Philippines, have caused erosion in marketing margins for Chevron's Caltex affiliate. Crude oil and refined products purchased for refining or sale in these areas are typically purchased in U.S. dollars; however, when products are sold in the local markets, they are denominated in local currency. Because of the devaluations, prices have to rise in local currency terms to maintain product sales margins. The imposition of temporary price controls in several markets and the lag in the timing of local price increases has resulted in deteriorating sales margins. Offsetting the lower margins in the third quarter were favorable balance sheet currency translation effects caused by the devaluations.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which the company sells in California in certain months of the year. The first two phases of the trial were concluded in October and November 1997 with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline sold in infringement of the patent between March 1, 1996 and July 31, 1996. In the third phase of the trial, to begin in December 1997, the trial court judge will decide whether the company and the five other oil companies have equitable defenses to the enforcement of the patent by Unocal. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes Unocal's patent is invalid and that any unfavorable rulings should be reversed upon appeal. Should the jury's findings and Unocal's position ultimately be upheld, the company's exposure with respect to future reformulated gasoline sales would depend on the availability of alternate formulations and the industry's ability to recover additional costs of production through the prices charged to their customers.

Chevron's partner in Nigeria, the government-owned Nigerian National Petroleum Corporation (NNPC) funded only 60 percent of its share of the previously approved 1997 work programs for Chevron and the other oil companies operating in Nigeria. Consequently, Chevron reduced its 1997 joint venture expenditures to accommodate the budget shortfall and prioritized expenditures to minimize the impact on overall production. Despite this year's shortfall, Chevron has increased its proposed 1998 budget to $1.3 billion, up from $1.2 billion originally budgeted for 1997, and is awaiting Nigerian government approval.

Chevron has significant production and development projects underway in Africa. Its share of combined production from Nigeria, Angola, Republic of Congo and Democratic Republic of Congo is about 300,000 barrels per day. While the company's producing operations in Nigeria and other African countries have been generally unaffected by the civil unrest, political uncertainty and economic conditions in this area, the company continues to closely monitor developments.

Review of Operations
--------------------

The following tables detail the company's after-tax earnings by major operating area and selected operating data.

                       EARNINGS BY MAJOR OPERATING AREA


                                     Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                     ------------------      -----------------
   Millions of Dollars                    1997     1996         1997      1996
   ---------------------------------------------------------------------------
Exploration and Production
   United States                          $193     $237       $  736    $  699
   International                           287      291          991       802
------------------------------------------------------------------------------
     Total Exploration and Production      480      528        1,727     1,501
------------------------------------------------------------------------------
Refining, Marketing and Transportation
   United States                           193       80          445       281
   International                            11       21          159       398
------------------------------------------------------------------------------
     Total Refining, Marketing
       and Transportation                  204      101          604       679
------------------------------------------------------------------------------
     Total Petroleum Operations            684      629        2,331     2,180
Chemicals                                   25       49          165       164
Coal and Other Minerals                     16       12           37        35
Corporate and Other *                        2      (35)        (152)     (236)
------------------------------------------------------------------------------
     Net Income                           $727     $655       $2,381    $2,143
------------------------------------------------------------------------------

* "Corporate and Other" includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance activities.

                         SELECTED OPERATING DATA (1)

                                     Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                     ------------------      -----------------
                                          1997     1996         1997      1996
   ---------------------------------------------------------------------------

U.S. Exploration and Production
   Net Crude Oil and Natural Gas
      Liquids Production (MBPD)            343      340          343       341
   Net Natural Gas Production (MMCFPD)   1,796    1,857        1,872     1,853
   Sales of Natural Gas Liquids (MBPD)     121      194          126       208
   Revenue from Net Production
      Crude Oil ($/Bbl.)                $16.74   $18.88      $ 17.82    $17.95
      Natural Gas ($/MCF)               $ 2.20   $ 2.06      $  2.31    $ 2.13



International Exploration and Production
   Net Crude Oil and Natural Gas
      Liquids Production (MBPD)            719      712          727       691
   Net Natural Gas Production (MMCFPD)     580      587          580       571
   Revenue from Liftings
      Liquids ($/Bbl.)                  $17.43   $19.44      $ 18.09    $18.62
      Natural Gas ($/MCF)               $ 1.88   $ 1.78      $  2.08    $ 1.80

U.S. Refining and Marketing
   Sales of Gasoline (MBPD)                628      572          596       560
   Sales of Other Refined
      Products (MBPD)                      616      586          606       561
   Refinery Input (MBPD)                   972      971          933       954
   Average Refined Product
      Sales Price ($/Bbl.)              $28.50   $30.34       $29.09    $29.69

International Refining and Marketing
   Sales of Refined Products (MBPD)        863      901          886       950
   Refinery Input (MBPD)                   544      506          568       542

Chemical Sales and Other Operating Revenues(2)
   United States                          $753     $647       $2,303    $2,218
   International                           148      130          433       458
                                     -----------------------------------------
      Worldwide                           $901     $777       $2,736    $2,676
------------------------------------------------------------------------------

(1) Includes equity in affiliates.
(2) Millions of dollars.  Includes sales to other Chevron companies.
------------------------------------------------------------------------------
     MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet
------------------------------------------------------------------------------

Worldwide exploration and production earned $480 million in the third quarter of 1997 compared with $528 million in the corresponding 1996 period. Earnings of $1.727 billion in the first nine months of 1997 were 15 percent higher than the $1.501 billion earned in the 1996 nine months. U.S. exploration and production net earnings of $193 million declined 19 percent from $237 million earned in last year's third quarter. There were no special items in the 1997 quarter; however, the 1996 quarter included a net gain of $17 million from the merger of Chevron's natural gas marketing and natural gas liquids businesses with NGC Corporation and the unrelated sale of a producing property. Excluding these special items, earnings of $193 million for the third quarter 1997 declined 12 percent compared with $220 million in last year's third quarter, reflecting a decline in crude oil realizations. Partially offsetting the lower crude oil realizations were higher average natural gas realizations and lower operating expenses.

Crude oil realizations averaged $16.74 per barrel for the third quarter of 1997, 11 percent lower than the $18.88 per barrel averaged in last year's third quarter. Average natural gas prices increased 14 cents to $2.20 per thousand cubic feet.

U.S. net liquids production increased in the third quarter to 343,000 barrels per day compared with the prior year quarter's 340,000 barrels per day; net natural gas production decreased to 1.80 billion cubic feet per day from 1.86 billion in the 1996 quarter.

Earnings for the first nine months of 1997 were $736 million compared with $699 million last year. Special items benefited earnings $32 million and $8 million in the 1997 and 1996 nine months, respectively. Excluding special items in both periods, 1997 year-to-date earnings of $704 million were up from year-ago earnings of $691 million. Year to date, average crude oil prices were down 13 cents per barrel at $17.82 and natural gas prices rose 18 cents to $2.31 per thousand cubic feet. Crude oil production volumes in the 1997 nine months were 343,000 barrels per day and natural gas production was 1.87 billion cubic feet per day compared with 341,000 barrels and 1.85 billion cubic feet in 1996.

International exploration and production net earnings for the third quarter were $287 million, down slightly from $291 million earned in the third quarter of 1996. Despite lower crude oil prices, earnings were comparable to the prior-year quarter due to lower operating and exploration expenses and a lower effective income tax rate. Net liquids production increased to 719,000 barrels per day in the third quarter of 1997 from 712,000 barrels per day in last year's quarter, but was down from the 1997 second quarter, in part reflecting lower production from Kazakhstan due to scheduled third quarter maintenance at the Tengiz facilities. In the third quarter of 1997, net natural gas production declined to 580 million from 587 million cubic feet per day in the comparable quarter last year.

Nine months net earnings were $991 million compared with $802 million in the 1996 nine months. Year-to-date earnings in 1997 benefited $50 million from asset sale gains and $14 million from prior-year tax adjustments, which were partially offset by a charge of $5 million for employee performance stock option costs. Earnings in the 1996 period were reduced $7 million by asset write-offs. Excluding special charges in both periods, earnings increased 15 percent to $932 million. Crude oil production increased 5 percent to 727,000 barrels per day and natural gas production was up slightly to 580 million cubic feet per day. Higher prices for natural gas also contributed to the earnings increase; natural gas prices were up 16 percent to $2.08 per thousand cubic feet while crude oil prices were down 53 cents per barrel to $18.09.

Foreign currency effects increased earnings $17 million in the 1997 quarter, compared with an increase of $5 million in the 1996 third quarter. Foreign exchange gains were $34 million for the 1997 nine months compared with a loss of $5 million in the 1996 period.

Worldwide refining and marketing operations reported net earnings of $204 million in the 1997 third quarter, more than double the $101 million earned in the 1996 third quarter. The 1997 nine-month net income was $604 million, down 11 percent from the $679 million earned in the corresponding 1996 period. U.S. refining and marketing net earnings were $193 million compared with $80 million reported in the third quarter of last year. Earnings for the 1997 third quarter included no special items, while the 1996 quarter included net charges of $26 million, mainly for environmental remediation provisions. Excluding special items, earnings for the 1997 quarter increased 82 percent from $106 million in the third quarter 1996.

Earnings for the 1997 nine months were $445 million, an increase of 58 percent from $281 million for the same period last year. Included in the 1997 earnings were special charges of $43 million for environmental remediation, litigation and employee performance stock option costs. Special charges of $37 million in the 1996 first nine months were for environmental remediation, litigation and employee severance programs. Despite a decline in sales realizations, operating earnings of $488 million increased 53 percent on higher refined product sales volumes and lower crude oil feedstock costs and operating expenses.

Average refined product prices for nine months 1997 were down 2 percent from the 1996 nine months, at $29.09 per barrel. 1997 third quarter prices averaged $28.50, down from $30.34 in the 1996 third quarter. Total refined product sales volumes increased steadily in 1997; 1.170 million barrels per day in the first quarter, 1.192 million barrels per day in the second quarter, and 1.244 million barrels per day in the third quarter. Year-to-date volumes averaged
1.202 million barrels per day in 1997 compared with 1.121 million barrels per day in 1996.

International refining and marketing net earnings were $11 million compared with $21 million reported in last year's third quarter. The 1997 third quarter results were reduced $72 million by an additional charge associated with the expected fourth quarter 1997 disposition of certain U.K. marketing and refining assets and the subsequent planned closure of the company's refinery in Milford Haven, Wales. Excluding special items, 1997 operating earnings of $83 million were nearly four times the 1996 third quarter earnings of $21 million.

Nine month 1997 earnings declined $239 million to $159 million because of special items in both periods. The 1997 third quarter charges for the U.K. asset sales and refinery closure and an additional $3 million for employee performance stock option costs reduced 1997 nine months earnings $75 million. The 1996 period included a $275 million gain for the company's share of its Caltex affiliate's sale of refinery interests in Japan and a special charge of $15 million for environmental remediation. Excluding net special items in both nine-month periods, operating earnings rose 70 percent to $234 million due to favorable foreign currency swings, lower operating costs and improved marine transportation operations.

Caltex third quarter operations benefited from improved market conditions, particularly in Korea. Currency devaluations in Thailand, Malaysia and the Philippines eroded sales margins in those countries. However, favorable balance sheet currency translation effects caused by the devaluations offset the related product margin declines. While Caltex refined product sales volumes were flat in the 1997 third quarter compared to last year, total sales volumes for international refining and marketing operations declined by 4 percent to 863,000 barrels per day, primarily due to lower sales volumes from the company's trading activities. Refined product sales volumes for nine months of 886,000 barrels per day were 7 percent lower than in 1996 because of the sale of the Japanese refinery interests and lower trading volumes.

Foreign currency gains totaled $19 million in the 1997 third quarter and $3 million year to date compared with losses of $1 million in the 1996 quarter and $22 million for the nine months.

Chemicals third quarter net earnings of $25 million declined from $49 million in the prior-year third quarter and were about flat at $165 million in the current-year nine months compared with $164 million in 1996. The 1997 third quarter results were reduced $9 million by a special charge for environmental remediation provisions; 1996 results were reduced by $12 million for asset write-offs. In addition to the quarter charges, year-to-date results were reduced $9 million for employee performance stock option costs in 1997 and $16 million for litigation provisions in 1996. Excluding the special charges, 1997 third quarter earnings of $34 million decreased 44 percent from $61 million in 1996. Nine month 1997 results, excluding special items, were $183 million compared with $192 million. The decline in operating earnings resulted from higher expenses and downtime associated with maintenance and expansion activities at certain manufacturing facilities in the third quarter. The 1997 results have benefited from stronger prices and higher volumes for some of the company's products, particularly ethylene and polyethylene together with reduced depreciation expense as a result of a reassessment of the useful lives of certain assets. The 1996 periods benefited from the non-recurring receipt of $17 million of after-tax insurance proceeds.

Coal and other minerals net earnings increased to $16 million in the 1997 third quarter and to $37 million year to date from $12 million and $35 million for the corresponding periods last year. A special charge for employee performance stock option costs reduced year to date 1997 earnings by $2 million, while a third quarter 1996 special charge of $3 million for an employee severance program affected both 1996 period comparisons.

Corporate and other includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance operations. These activities earned a net $2 million in the third quarter 1997 compared with a net charge of $35 million in the 1996 third quarter. Year-to-date charges were $152 million in 1997 and $236 million in 1996. The 1997 third quarter results included a special net gain of $76 million for prior-year income tax adjustments offset partially by a charge for the write-off of certain telecommunications equipment. The 1996 quarter included a net gain of $29 million from a favorable prior-year income tax adjustment, partially offset by special charges for employee severance and a litigation matter. In addition to the third quarter special items, the 1997 nine months included charges of $13 million for employee performance stock option costs and $8 million for environmental remediation provisions. Nine month 1996 net special charges of $16 million included losses of $29 million on disposal of the company's real estate development portfolio and provisions of $16 million for litigation, partially offset by the third quarter $29 million net benefit. Excluding special items, net charges from corporate activities increased by $10 million to $74 million in the third quarter 1997, primarily due to lower pension settlement gains than in last year's quarter. On a year-to-date basis, net charges decreased by $13 million to $207 million due to a number of factors, including lower interest expense, higher interest income and lower insurance expense.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $991 million at September 30, 1997, a $99 million increase from year-end 1996. Cash flows from operations and asset sales were adequate to fund the company's capital expenditures and dividend payments to stockholders, and to reduce debt by a net $420 million.

In April 1997, the company increased the quarterly dividend on its common stock by 4 cents a share, or 7 percent, to 58 cents a share. This was the company's tenth consecutive annual dividend increase and brings Chevron's annualized dividend rate to $2.32 a share.

Year to date 1997, the company generated approximately $150 million in net cash proceeds from the sale of treasury stock associated with employees exercising options under the company's broad-based performance stock option program.

The company's debt and capital lease obligations totaled $6.217 billion at September 30, 1997, down $477 million from $6.694 billion at year-end 1996. Strong cash flows have enabled the company to reduce the amount of its outstanding debt. Long-term debt was reduced by the scheduled first quarter 1997 retirement of $138 million of Swiss Franc denominated 4.625 percent debt and the third quarter 1997 early redemption of $142 million of 9.75 percent debentures originally due in 2017. The company also retired via a non-cash transaction, in January 1997, as scheduled, $50 million of 7.28 percent debt related to the Employee Stock Ownership Plan.

Although the company benefits from lower interest rates on its short-term debt, the proportionately large amount relative to long-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. The company's current ratio was .99 at September 30, 1997 compared with .89 at year end 1996. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.478 billion at September 30, 1997. This amount includes $2.725 billion of commercial paper that was reclassified as long-term debt on Chevron's balance sheet since the company has both the intent and ability, as evidenced by committed credit agreements, to refinance it on a long-term basis. In the third quarter of 1997, the company decreased the amount of committed credit facilities from $4.425 billion to $4.05 billion, but increased the portion with termination dates beyond one year from $1.8 billion to $2.725 billion. The improvement in the company's current ratio is primarily the result of the additional $925 million of short-term debt reclassified as long-term. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total debt plus equity) was 26.7 percent at September 30, 1997, down from 30.0 percent at year-end 1996. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be a reasonable level and composition of debt.

Worldwide capital and exploratory expenditures for the first nine months of 1997, including the company's share of affiliates' expenditures, totaled $3.801 billion, an increase of 17 percent from $3.249 billion spent in the 1996 nine months. The increased spending was primarily for U.S. exploration and production projects and U.S. and international chemicals facilities. About 67 percent of the company's capital and exploratory expenditures were for total exploration and production activities in 1997, about the same as in 1996. Of these amounts, about half of the expenditures for exploration and production were for projects in the United States, compared with 39 percent in 1996, reflecting the company's spending on development projects to stabilize U.S. oil and gas production.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

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




                                                        CHEVRON CORPORATION
                                                     --------------------------

                                                            (Registrant)




Date      November 12, 1997                             /s/S. J. CROWE
     --------------------------               ---------------------------------
                                                  S. J. Crowe, Comptroller
                                              (Principal Accounting Officer and
                                                   Duly Authorized Officer)