Form 10-K405
period 1997-12-31
CHEVRON CORP
filed 1998-03-25
CIK 93410

1997
===============================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

   XX    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

                                    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----              SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                     ------------  -----------
                       Commission File Number 1-368-2

                             CHEVRON CORPORATION

           (Exact name of registrant as specified in its charter)

    Delaware               94-0890210         575 Market Street, San Francisco,
                                                   California          94105
-----------------     --------------------    --------------------------------
(State or other         (I.R.S. Employer       (Address of principal
jurisdiction of       Identification Number)     executive offices)  (Zip Code)
incorporation or
organization)

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
      Title of Each Class                           on Which Registered
--------------------------------------           -----------------------------
Common stock par value $1.50 per share           New York Stock Exchange, Inc.
Preferred stock purchase rights                  Chicago Stock Exchange
                                                 Pacific Exchange

Securities guaranteed by Chevron Corporation:
 Chevron Capital U.S.A. Inc.
   Sinking fund debentures: 9-3/4%, due 2017     New York Stock Exchange, Inc.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX
               ---

              Aggregate market value of the voting stock held by
                       nonaffiliates of the Registrant
                 As of February 28, 1998 - $52,681,000,000

                Number of Shares of Common Stock outstanding as of
                         February 28, 1998 -653,402,530

                     DOCUMENTS INCORPORATED BY REFERENCE
                      (To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, in connection with the Company's 1998 Annual Meeting of Stockholders (in Part III)
===============================================================================

                              TABLE OF CONTENTS

Item                                                                  Page No.
----                                                                  --------

                                   PART I

1.    Business                                                              1
         (a)   General Development of Business                              1
         (b)   Industry Segment and Geographic Area Information             6
         (c)   Description of Business and Properties                       7
               Capital and Exploratory Expenditures                         7
               Petroleum - Exploration                                      9
               Petroleum - Oil and Natural Gas Production                  13
                    Production Levels                                      14
                    Development Activities                                 15
               Petroleum - Natural Gas Liquids and NGC Corporation         20
               Petroleum - Reserves and Contract Obligations               22
               Petroleum - Refining                                        22
               Petroleum - Refined Products Marketing                      23
               Petroleum - Transportation                                  25
               Chemicals                                                   26
               Coal and Other Minerals                                     27
               Research and Environmental Protection                       28
2.    Properties                                                           30
3.    Legal Proceedings                                                    30
4.    Submission of Matters to a Vote of Security Holders                  31
      Executive Officers of the Registrant                                 31

                                   PART II

5.    Market for the Registrant's Common Equity
      and Related Stockholder Matters                                      33
6.    Selected Financial Data                                              33
7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  33
8.    Financial Statements                                                 33
8.    Supplementary Data   - Quarterly Results                             33
                           - Oil and Gas Producing Activities              33
9.    Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                               33

                                   PART III

10.   Directors and Executive Officers of the Registrant                   33
11.   Executive Compensation                                               33
12.   Security Ownership of Certain Beneficial Owners and Management       34
13.   Certain Relationships and Related Transactions                       34

                                   PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K     34

                                   PART I

Item 1.  Business

   (a)  General Development of Business

Summary Description of Chevron
------------------------------
Chevron Corporation (1) , a Delaware corporation, provides administrative, financial and management support for, and manages its investments in, U.S. and foreign subsidiaries and affiliates which engage in fully integrated petroleum operations, chemicals operations and coal mining. The company operates in the United States and approximately 90 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; refining crude oil into finished petroleum products; marketing crude oil, natural gas and the many products derived from petroleum; and transporting crude oil, natural gas and petroleum products by pipelines, marine vessels, motor equipment and rail car. Chemicals operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

In this report, exploration and production of crude oil, natural gas liquids and natural gas may be referred to as "E&P" or "upstream" activities. Refining, marketing and transportation may be referred to as "RM&T" or "downstream" activities.

A list of the company's major subsidiaries is presented on page E-2 of this Annual Report on Form 10-K. As of December 31, 1997, Chevron had 39,362 employees, 74 percent of whom were employed in U.S. operations.



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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.
---------------------------------------------------

(1) Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984. As used in this report, the term "Chevron" and such terms as "the company," "the corporation," "our," "we," and "us" may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or to all of them taken as a whole, but unless the context clearly indicates otherwise, should not be read to include "affiliates" of Chevron i.e. those companies accounted for by the equity method (generally owned approximately 50 percent or less).

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

Overview of Petroleum Industry
------------------------------
Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual oil and gas companies have little control. Governmental attitudes and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating where and how companies conduct their operations and formulate their products and, in some cases, limiting their profits directly. Prices for crude oil and natural gas, petroleum products and petrochemicals are usually determined by supply and demand for these commodities. OPEC member countries are the world's swing producers of crude oil and their production levels are the primary driver in determining worldwide supply. Demand for crude oil and its products and natural gas is largely driven by the health of local, national and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. Natural gas is generally produced and consumed on a country or regional basis.

Current Operating Environment
-----------------------------
The spot price for West Texas Intermediate (WTI), an industry benchmark light crude oil, averaged $25.17 per barrel in January 1997, as a result of strong heating fuel demand due to cold winter weather and low inventories. In February 1997, crude oil prices began to trend downwards as the winter weather turned mild and inventories began to build. Prices ranged from $19-$21 per barrel during most of the year until December 1997, when a number of factors began to exert downward pressure. Lower expected economic growth in Asia as a result of the region's financial crises, coupled with warm winters in the United States, Europe and Japan, reduced forecast demand. At the same time, crude oil supplies had increased both from OPEC and non-OPEC sources, resulting in an oversupplied world market. This has continued into the early months of 1998, causing crude oil prices to remain at relatively depressed levels. The spot WTI price reached a year-to-date low of $13.23 per barrel on March 17, 1998. Inventories remain at high levels.

In January 1997, cold winter weather together with concerns about tight supplies supported high U.S. prices for natural gas, with the benchmark Henry Hub Louisiana spot price averaging $3.47 per thousand cubic feet (MCF). Demand and prices for natural gas declined by over 25 percent during February 1997 as the winter weather turned mild in late January and concerns about availability dissipated. Prices fell by more than another 25 percent to an average of $1.88 per MCF in March. Until late summer, natural gas prices ranged from $2.00 - $2.20 per MCF. Prices then began to trend upwards until December 1997, as a result of a combination of factors, including concerns that the industry had not been able to sufficiently increase productive capacity to satisfy demand, lost production due to normal field declines, and the seasonal trend towards the end of the year in anticipation of colder weather. Prices have since trended downwards into 1998, mainly as a result of the mild winter weather in the United States. Spot natural gas prices averaged $2.57 per MCF in 1997 compared with $2.76 per MCF in 1996.

The company's average realization from U.S. crude oil production decreased to $17.68 per barrel in 1997 from $18.80 in 1996, while average liquids realizations from international liftings, including equity affiliates, decreased $1.51 per barrel to $17.97. Although industry average spot prices declined in 1997 from 1996, the company's average U.S. natural gas realizations from production increased by $0.14 per MCF in 1997 to $2.42 per MCF due to the timing of sales during the year.

For the first two months of 1998, average natural gas realizations for the company's U.S. operations were $2.06 per MCF compared with $3.34 for the same period in 1997. During this period, the company's posted price for WTI ranged from $17.00 per barrel to $14.50, with an average of $15.72 representing a 32 percent decline from the 1996 period. On March 20, 1998, the company's posted price for WTI was $13.50 per barrel.

The following table compares the high, low and average Chevron posted prices for WTI for each of the quarters during 1997 and for the full years of 1997, 1996, and 1995:

-----------------------------------------------------------------------
                      West Texas Intermediate Crude Oil
                            Chevron Posted Prices
                            (Dollars per Barrel)

                             1997
         --------------------------------------------
         1st Q     2nd Q     3rd Q     4th Q     Year     1996     1995
         -----     -----     -----     -----     ----     ----     ----
High     25.75     21.25     20.50     22.00     25.75    25.50   19.50
Low      19.25     17.75     18.25     16.75     16.75    16.50   16.00
Average  22.02     19.17     19.00     19.24     19.85    21.00   17.40
-----------------------------------------------------------------------

In 1997, Chevron's refining and marketing operations in the United States experienced increased demand for refined products and improved sales margins over 1996. Chevron's refined product sales volumes in the United States increased by about 6 percent to 1.2 million barrels per day. Although the company's average sales price per barrel of refined product in the United States was $28.93 per barrel in 1997, a decrease of $1.01 per barrel from 1996, margins improved significantly due to lower crude oil feedstock costs and operating expenses. Margins began narrowing in early 1998, despite continuing low crude oil prices, as competitive pressures forced refined products prices down and planned shutdowns at two refineries led to increased maintenance costs.

The chemicals industry entered a cyclical downturn in the latter half of 1995, which persisted throughout 1996 and 1997. Earnings from the company's chemicals operations in 1997, excluding special items, were nearly flat with those of 1996. Earnings for 1997 benefited from strong sales volumes and reduced depreciation expense, as a result of a reassessment and extension of the useful lives of certain assets. These benefits were offset by lower industry prices, higher feedstock and fuel costs, and expenses related to maintenance and expansion activities during the year. Sales volumes were strong for most of 1997. While margins improved for benzene and ethylene, industry overcapacity led to depressed margins for styrene, paraxylene and polystyrene. Sales and other operating revenues from the company's chemicals operations, including sales to other Chevron companies, totaled $3.633 billion, an increase of $92 million from the $3.541 billion in 1996.

Chevron Strategic Direction
---------------------------
The company is following certain strategies to improve its financial performance and to support its mission to create superior value for its stockholders, customers and employees. The company periodically reviews and modifies these "strategic intents" to reflect Chevron's current operating environment. In 1998, the company added a new strategic intent to accelerate growth in earnings from the Caspian Sea region, which is discussed below. The nine "strategic intents" for 1998 are:

Build a committed team to accomplish the corporate mission.
-----------------------------------------------------------
The company believes that the success of the other eight strategic intents is strongly linked to the level of commitment and dedication that Chevron employees bring to their jobs. Employees are guided by "The Chevron Way," a statement of the company's Mission and Vision and other key principles -
 Committed Team Values, Total Quality Management, Protecting People and the Environment and Vision Metrics - that establish a standard of excellence for each employee. The company has also made efforts to measure employees' attitudes about the company and diagnose areas of employee concerns over the past five years by the use of the Worldwide Employee Survey. As a result, many processes, including leadership training, diversity training, upward feedback and job selection, have been developed or revamped to address those concerns. A new employee survey is underway in 1998 to measure the company's progress in this area.

The company is also fostering employee commitment by sharing its financial success. In January 1995, the company announced a program called "Chevron Success Sharing" that provides eligible employees with a percentage of their annual salary as a cash bonus if the company achieves certain financial goals. The maximum payout under the program is currently eight percent of the employee's salary. For 1997, payouts ranged from three to seven percent. As an extra enticement to achieve 1994 through 1998 financial targets, the company awarded 150 special performance stock options to each eligible employee on the payroll as of January 31, 1996. The grant price was set at $51-7/8 and the options were to become exercisable, after a six-month holding period, on the business day after the stock price closed at $75 or higher for three consecutive days or, if Chevron ranked number one in total shareholder return versus its five major U.S. competitors for the period 1994 through 1998. The options became exercisable in June 1997 after Chevron's stock closed above $75 per share for three consecutive days. In February 1998, the company awarded options that varied from 100 to 300 shares of stock, dependent on salary or job grade, to most U.S. dollar payroll employees. The options have a 10 year life and vest in February
2000, or in February 1999 if the company is number one in shareholder return among its competitor group for the years 1994 through 1998. Similar programs are also being provided for Chevron employees in other countries.

Accelerate exploration and production growth in international areas.
--------------------------------------------------------------------
The company continues to believe that its most promising area of financial and operational growth is in its international E&P activities. Between 1990 and 1997, total capital and exploratory (C&E) expenditures for E&P activities grew by 57 percent. During this time period, international expenditures grew by 74 percent while U.S. expenditures grew by 40 percent, with all of the U.S. growth occurring in 1997. The 1998 C&E program provides $4.0 billion for E&P investments with about 63 percent targeted for international projects. As a measure of its success in growing its international upstream business, the company's year-end 1997 international net proved reserves of crude oil, natural gas liquids and natural gas have more than doubled since 1990, even though international production has increased more than 50 percent during this same time period.

Accelerate the growth of our Caspian area earnings by cooperatively applying the skills and talents of all Chevron organizations to develop infrastructure, new markets and regional business opportunities.
----------------------------------------------------------------------------
Chevron is expanding its operations and pursuing a wide range of other opportunities in the Caspian Sea region, as the company believes that this area holds tremendous potential for long-term growth. In January 1998, the company formed a senior-level cross-organizational team to identify the most promising opportunities to complement current exploration and production operations in this region. The team will be focusing on exploration and production, refining, marketing, supply, transportation, and community development. Also, in February 1998, Chevron announced that it had entered into a cooperative agreement in the Caspian region with The Royal Dutch
Shell Group. The agreement establishes a framework for Chevron and Shell to jointly identify, develop, and share equally in new projects in the areas of exploration, production, transportation and sale of crude oil, gas liquids and natural gas. Chevron has established itself as one of the pre-eminent international oil companies operating in the Caspian region by its early involvement in the Tengiz project in Kazakhstan through the Tengizchevroil
(TCO) joint venture, established in 1993 with the Republic of Kazakhstan.
In May 1997, Chevron acquired a 15 percent ownership interest in the restructured Caspian Pipeline Consortium, formed to build a crude oil pipeline from the Tengiz oil field to the Russian Black Sea coast. In Kazakhstan, Chevron is building an office complex in Atyrau, has opened a service station in Almaty, and has plans for additional stations. Elsewhere in the Caspian region, the company has established regional offices in Baku, Azerbaijan, and Tiblisi, Georgia.

Generate cash from North American exploration and production operations, while maintaining value through sustained production levels.
------------------------------------------------------------------------
The company has several projects under way, mainly major deepwater developments in the Gulf of Mexico, that are intended to slow the decline in the company's North American oil and gas production. In the next ten years, the company seeks to add more than 2 billion barrels of reserves from Gulf of Mexico deepwater projects. The company also continues to invest in mature producing areas for modest growth, steady production, and cash flow. C&E expenditures for U.S. upstream projects in 1997 increased 42 percent from 1996, as a result of lease acquisitions in the Gulf of Mexico and Alaska, accelerated drilling activity in the Gulf of Mexico, and continued drilling activity in the mid-continent area of the United States. As a measure of its success in sustaining U.S. exploration and production operations, U.S. oil and gas reserve net additions, excluding property sales and acquisitions, replaced net production for the first time since 1984. Also, 1997 liquids production levels increased slightly from 1996. The company believes that attractive growth opportunities exist within its current portfolio of assets, and, if other attractive opportunities arise, acquisitions and exchanges may be considered. In 1997, the company generated cash proceeds of

Approximately $450 million from the sale of non-core U.S. assets and may sell additional properties over the next three years, mainly in the Gulf of Mexico and Texas.

Achieve top financial performance in U.S. refining and marketing.
-----------------------------------------------------------------
Over the past few years, the company has focused its attention on efficiently utilizing its refining portfolio after selling refineries in Port Arthur, Texas and Philadelphia, Pennsylvania, and spending over $1 billion on its two California refineries in order to produce state-mandated cleaner-burning fuels and to increase their efficiency and reliability. In 1997, the company continued the improving trend in earnings and reliable operations established in 1996. Operating earnings in 1997 more than doubled when compared with 1996, based on increased refined products sales volumes, improved refining reliability, and a decline in crude oil feedstock costs and operating expenses. With the West Coast refinery upgrades complete, the company has shifted the majority of its investment spending to marketing projects aimed at meeting customers' needs and improving the company's competitive market position. The company is expanding its service station network to capture gasoline volume growth. In addition to fuels volume growth, the company is stressing growth in convenience store goods and other services. Chevron plans to increase the number of company-operated convenience stores by 20 percent, while increasing the average store size by 30 percent during the 1998 - 2000 period. The Chevron-McDonald's alliance in 12 western and southwestern states continues to grow. Additional sites that combine Chevron service stations with McDonald's restaurants are planned through 1999 to complement the approximately 75 sites currently operating under the alliance.

Caltex should achieve superior competitive financial performance, while selectively growing in attractive markets.
-----------------------------------------------------------------------
Chevron's 50 percent-owned international downstream affiliate, Caltex
Petroleum Corporation, operates in about 60 countries in the Middle East, Africa, and the Asia-Pacific region. The past year was one of economic turmoil and currency devaluations in the Asia-Pacific region. Demand growth for crude oil and petroleum products in the Caltex operating area is expected to slow as a result. Caltex has responded by increasing its focus on managing costs and investments. The company continues to believe that economic growth in the Pacific Rim will nonetheless surpass that of most other regions. Caltex, as a leading competitor in these areas, has made significant capital investments to expand and upgrade its refining capacity and will continue to implement a program, which began in 1996, to enhance the Caltex brand with a service station re-imaging program.

In 1997, Caltex sold its 40 percent interest in a refinery in Bahrain, after ceding its throughput rights in April 1996. In a separate agreement, Caltex agreed to integrate the operations of its 64 percent-owned Star Petroleum Refinery Company Ltd. facility in Thailand with a nearby Shell refinery. To increase its market share in Thailand, Caltex acquired 47 service station sites from British Petroleum. In Australia, a Caltex affiliate acquired Pioneer International's 50 percent ownership share of Australian Petroleum Pty Ltd., thereby becoming the leading refiner and marketer in the country.

Improve competitive financial performance in chemicals while developing and implementing attractive opportunities for growth.
---------------------------------------------------------------------------
Financial results for the company's chemicals operations continue to reflect the cyclical downturn in the chemicals industry. However, the company has undertaken several major projects to lower its unit cost structure and position its operations to benefit from the next industry upturn. The company has expanded facilities at several U.S. plants, and has plans for further expansions over the next three years which will increase overall U.S. product capacity by 25 percent. The company is also expanding its international operations to take advantage of the expected growth in global demand for petrochemicals. Construction has begun on a fuel and lube oil additives plant in Singapore, and a benzene and cyclohexane facility in Saudi Arabia. The company has planned, and continues to evaluate, international projects in Venezuela, China and Thailand.

Be selective in other businesses.
---------------------------------
During 1997, Chevron operated three units that are outside the corporation's core focus and are managed for cash flow, profitability, and growth when attractive opportunities exist. These units were Chevron Canada Limited (CCL), The Pittsburg & Midway Coal Mining Co. (P&M), and Gulf Oil Great
Britain (GOGB). CCL's primary operations are the refining and marketing of petroleum products in British Columbia, Canada, while P&M is the operator of the company's coal interests.

In December 1997, following the termination of earlier merger discussions with Elf Oil UK Ltd. and Murco Petroleum Ltd., the company completed the sale of GOGB's marketing assets to Shell UK Ltd., divested its equity interest in the Pembroke Cracking Company, and discontinued processing at its refinery in Milford Haven, Wales. The company will close the refinery and sell its remaining U.K. downstream assets. In 1997, the company recorded an additional after-tax provision of $72 million, including amounts for severance, environmental and shutdown costs, the majority of which are expected to be incurred during 1998. The company had previously recorded a $200 million after-tax impairment provision in 1996. These transactions substantially complete the company's withdrawal from the refining and marketing business in the United Kingdom.

Focus on reducing costs across all activities.
----------------------------------------------
Operating expenses, adjusted for special items, decreased about $400 million in 1997 from 1996. A portion of this decrease was due to the merger in August 1996 of the company's natural gas liquids gathering, processing, and marketing operations with NGC. The remaining decrease between years is attributable to lower fuel, transportation and marketing costs, which were partially offset by costs of the start-up and expansion of chemicals facilities. Lower costs combined with higher liquids production and product sales volumes to push per-barrel operating expenses down to $5.68 in 1997 from $6.10 in 1996.
Since 1991, the company has realized a significant reduction in its operating costs. Although a portion of the cost reduction is related to divested and restructured operations, the company believes it has achieved a significant permanent reduction in the company's ongoing cost structure.

The company expects to realize savings in operating expenses through the 1997 and planned 1998 reorganizations of its North American exploration and production, research, shipping, information technology, corporate human resources and finance activities. A corporate wide "breakthrough" initiative aimed at reducing corporate energy costs has resulted in substantial savings since 1991. The company is currently undertaking a project, to be completed in 1998, to standardize its worldwide computing infrastructure, which is expected to reduce information technology costs. Additional savings have been realized in operating expenses and the cost of capital projects since 1994 from an initiative focusing on reducing the costs for goods and services by working more efficiently with fewer suppliers. Other initiatives that have resulted in significant savings include a uniform project management process that is used to evaluate and administer large capital projects, and the improved management of inventory to enhance cash flow.

In addition to following the above strategic intents, Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability.

   (b)  Industry Segment and Geographic Area Information

The company's largest business is its integrated petroleum operations. Other operations include chemicals and coal mining. The petroleum activities of the company are widely distributed geographically, with major operations in the United States, Canada, Nigeria, Angola, Australia, the United Kingdom, Republic of Congo, and Indonesia. The company's Caltex affiliate, through its subsidiaries and affiliates, conducts exploration and production and geothermal operations in Indonesia and refining and marketing activities in Asia, Africa, the Middle East, Australia and New Zealand, with major operations in Korea, Japan, Australia, Thailand, the Philippines, Singapore and South Africa. The company's TCO affiliate conducts production activities in Kazakhstan. The company expects to expand its operations in the Caspian Sea area of Central Asia by developing infrastructure, new crude oil and natural gas markets, and other business opportunities.

The company's chemicals operations are concentrated in the United States, but also include manufacturing facilities in France, Japan and Brazil. Chemicals manufacturing facilities are under construction in Singapore and Saudi Arabia, with potential opportunities for construction of facilities in Thailand and China. The company's coal operations are concentrated in the United States but also include interests in mining operations located in Venezuela.

Tabulations setting forth 1995 to 1997 identifiable assets, operating income and sales and other operating revenues for the company's three industry segments, by United States and International geographic areas, may be found in
Note 10 to the Consolidated Financial Statements beginning on page FS-22 of this Annual Report on Form 10-K. In addition, similar comparative data for the company's property, plant and equipment is contained in Note 13 on page FS-25.

   (c)  Description of Business and Properties

The petroleum industry is highly competitive in the United States and throughout most of the world. This industry also competes with other industries in supplying the energy needs of various types of consumers. To succeed in its competitive environment, the company must identify and manage significant risks in its various activities.

The company's worldwide operations can be affected significantly by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. Environmental regulations and government policies concerning economic development, energy and taxation may have a significant effect on the company's operations. The company evaluates the economic and political risk of initiating, maintaining or expanding operations in any geographical area. The company closely monitors political events worldwide and the possible threat these may pose to its activities, particularly the company's oil and gas exploration and production operations, and the safety of the company's employees.

The company attempts to avoid unnecessary involvement in partisan politics in the communities in which it operates but participates in the political process to safeguard its assets and to ensure that the community benefits from its operations and remains receptive to its continued presence.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its international integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and, except for certain long-term natural gas swaps, are of a short-term duration.

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

     Capital and Exploratory Expenditures

Chevron's capital and exploratory expenditures during 1997 and 1996 are summarized in the following table:

------------------------------------------------------------------
                     Capital and Exploratory Expenditures
                             (Millions of Dollars)
                                                1997         1996
                                              ------       ------
   Exploration and Production                 $2,968       $2,778
   Refining, Marketing and Transportation        572          486
   Chemicals                                     662          495
   Coal and Other Minerals                        90           28
   All Other                                      75           70
                                              ------       ------
   Total Consolidated Companies                4,367        3,857
   Equity in Affiliates                        1,174          983
                                              ------       ------
   Total Including Affiliates                 $5,541       $4,840
                                              ======       ======
------------------------------------------------------------------

Total consolidated companies' C&E expenditures in 1997 were $4.367 billion compared with $3.857 billion in 1996. Higher U.S. exploration and production expenditures were incurred as a result of lease acquisitions and accelerated drilling activity in the Gulf of Mexico and continued drilling activity in the mid-continent area of the United States, reflecting the company's efforts to slow U.S. production declines. This increase was slightly offset by a decrease in international exploration and production expenditures between years. Lower expenditures in 1997 for the Hibernia Project offshore Newfoundland more than offset increases between years in other international areas including Venezuela and Angola. Refining, marketing and transportation expenditures increased between years driven by the increased focus on the U.S. marketing network. Chemicals incurred higher expenditures in 1997 primarily for the expansion of certain U.S. chemicals facilities, the commencement of construction of a new additives manufacturing facility in Singapore and initial costs for the construction of a benzene and cyclohexane manufacturing facility in Saudi Arabia. Coal and other minerals expenditures increased between years as the company's Pittsburg and Midway Coal Mining Co. made two business acquisitions during 1997.

Consolidated companies' exploration and production C&E expenditures were 68 percent and 72 percent of the company's total consolidated companies' expenditures in 1997 and 1996, respectively. Major international exploration and production expenditures in 1997 included exploration and development drilling offshore Angola and Congo; development activities associated with the Britannia Field in the U.K. North Sea, the Hibernia Project offshore Newfoundland, and the Escravos Gas Project in Nigeria; and the acquisition of proved reserves in Venezuela. Major U.S. exploration and production expenditures included lease acquisitions and deepwater exploration and development activities, such as the Genesis and Norphlet trend projects in the Gulf of Mexico, and other projects in Texas, California, and Wyoming. Consolidated companies' refining, marketing and transportation outlays focused on the expansion of Chevron's service station network, including the expansion and enhancement of the company's service station convenience stores and the continued implementation of the company's alliance with McDonald's at selected service stations in the western and southwestern United States.

The company's share of C&E expenditures by its affiliates was $1.174 billion in 1997, an increase of 19 percent from $983 million in 1996. The company's Caltex affiliate accounted for nearly 60 percent of affiliates' expenditures, although at lower levels than in 1996 when Caltex completed several major projects. In 1997, Caltex also curtailed C&E expenditures as a result of the Asian financial crisis. The decrease in Caltex expenditures in 1997 was more than offset by increases from continued development activities at the Tengiz field in Kazakhstan, and from the company's NGC affiliate's acquisition of Destec Energy Inc. and continued expansion of the Venice, Louisiana, gas gathering facilities.

The company's 1998 C&E expenditures, including its share of equity affiliates' expenditures, are expected to increase 14 percent over 1997 amounts to a record $6.3 billion. Consolidated companies' expenditures are planned to increase by 14 percent to $5.0 billion and the company's share of equity affiliates' expenditures is expected to increase by 11 percent to $1.3 billion.

Worldwide exploration and production C&E expenditures in 1998, including the company's share of equity affiliates' expenditures, are expected to total $4.0 billion, of which approximately 63 percent, or about $2.5 billion will be for international projects. Major planned international projects include construction of the Caspian Pipeline, the continued development of the Tengiz Field, development projects for Area A and Block 14 in Angola, development of the Moho Field offshore Congo and the third phase of the Hibernia Field development offshore Newfoundland. In the United States, major exploration and production expenditures include various development projects in the Gulf of Mexico, including the deepwater Genesis and Gemini developments, the Norphlet trend, and exploration and evaluation of other Gulf of Mexico prospects.

Worldwide refining, marketing and transportation C&E expenditures in 1998, including the company's share of equity affiliates' expenditures, are estimated at $1.1 billion, of which $600 million is planned for projects in the United States. The company will concentrate the majority of its U.S. expenditures on retail marketing projects aimed at meeting consumers' needs and improving the company's market position. The company plans to continue its programs to upgrade convenience stores, install fast-pay card readers and install multi-product dispensers (to dispense cash, event tickets etc.) at service stations. International refining, marketing and transportation expenditures in 1998 include the continuation of a major program by the company's Caltex affiliate to improve its retail marketing image and operations in the Asia-Pacific region.

Worldwide chemicals C&E expenditures in 1998, including the company's share of equity affiliates' expenditures, are estimated at about $830 million, of which approximately 56 percent will be for international projects. Major international projects include the construction of a petrochemicals complex in Saudi Arabia by Chevron and its partner, and the completion of the Singapore additives facility. In the United States, 1998 projects include paraxylene and ethylene plant expansions at Pascagoula, Mississippi, and a polyethylene debottlenecking project at the company's Orange, Texas, facility.

The actual C&E expenditures for 1998 will depend on various conditions affecting the company's operations, including crude oil and natural gas prices and changing economic conditions in the various countries in which it operates, and may differ significantly from the company's forecast. The company has the ability to modify its C&E expenditures in the event the lower crude oil price environment becomes more severe or prolonged.

     Petroleum - Exploration

The following table summarizes the company's net interests in productive and dry exploratory wells completed in each of the last three years and the number of exploratory wells drilling at December 31, 1997. "Exploratory wells" include delineation wells, which are wells drilled to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir beyond the proved area. "Wells drilling" include wells temporarily suspended.

-----------------------------------------------------------------------------

                         Exploratory Well Activity

                   Wells Drilling                 Net Wells Completed (1)
                                      ---------------------------------------
                    At 12/31/97           1997         1996           1995
                   --------------     -----------   -----------   -----------
                  Gross (2) Net (2)   Prod.   Dry   Prod.   Dry   Prod.   Dry
                  -----    -----      -----   ---   -----   ---   -----   ---
United States        83      68         56     31    120     25     101    24
                  -----    -----      -----   ---   -----   ---   -----   ---

Africa               12       4          5      1      3      2       3     4
Other International  29       8         12      6     32     22      22    27
                  -----    -----      -----   ---   -----   ---   -----   ---
Total
 International       41      12         17      7     35     24      25    31
                  -----    -----      -----   ---   -----   ---   -----   ---
Total Consolidated
   Companies        124      80         73     38    155     49     126    55
Equity
 in Affiliates        8       3          3      -      -      1       1     -
                  -----    -----      -----   ---   -----   ---   -----   ---
Total Including
 Affiliates         132      83         76     38    155     50     127    55
                  =====    =====      =====   ===   =====   ===   =====   ===

(1) Indicates the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
(2) Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.
------------------------------------------------------------------------------

At December 31, 1997, the company owned or had under lease or similar agreements undeveloped and developed oil and gas properties located throughout the world. Undeveloped acreage includes undeveloped proved acreage. The geographical distribution of the company's acreage is shown in the next table.

-----------------------------------------------------------------------------
                           Acreage (1) At December 31, 1997
                               (Thousands of Acres)

                                                              Developed
                         Undeveloped       Developed       and Undeveloped
                        --------------    -------------    ---------------
                         Gross    Net     Gross    Net     Gross      Net
                        ------  ------    -----   -----    ------   ------
United States            6,024   4,028    5,684   2,493    11,708    6,521
                        ------  ------    -----   -----    ------   ------

Canada                  18,481   9,732    1,420     632    19,901   10,364
Africa                  22,692  16,856      163      62    22,855   16,918
Asia                    31,610  17,454       54      19    31,664   17,473
Europe                   1,887     793       81      21     1,968      814
Other International     15,957   5,275       76      20    16,033    5,295
                        ------  ------    -----   -----    ------   ------
Total International     90,627  50,110    1,794     754    92,421   50,864
                        ------  ------    -----   -----    ------   ------
Total Consolidated
   Companies            96,651  54,138    7,478   3,247   104,129   57,385
Equity in Affiliates     3,181   1,543      254     125     3,435    1,668
                        ------  ------    -----   -----    ------   ------
Total
 Including Affiliates   99,832  55,681    7,732   3,372   107,564   59,053
                        ======  ======    =====   =====   =======   ======

(1)Gross acreage includes the total number of acres in all tracts in which the company has an interest.
Net acreage is the sum of the company's fractional interests in gross acreage.
-----------------------------------------------------------------------------

The company had $224 million of suspended exploratory wells included in properties, plant and equipment at year-end 1997. The wells are suspended pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions.

During 1997, the company incurred expenditures for oil and gas exploration in the United States and about 30 other countries. The company's 1997 exploratory expenditures, including affiliated companies' expenditures but excluding unproved property acquisitions, were $798 million compared with $806 million in 1996. U.S. expenditures represented approximately 45 percent of the consolidated companies' worldwide exploration expenditures, compared with 53 percent in 1996. Significant activities in Chevron's exploration program during 1997 include the following: (numbers of wells are on a "gross" basis)

United States:
Exploratory expenditures, excluding unproved property acquisitions, were $360 million in 1997, compared with $425 million spent in 1996. In addition, the company incurred costs of $101 million for unproved property acquisitions in 1997, compared with $62 million in 1996. Exploration efforts were concentrated in the Gulf of Mexico and several onshore basins in Texas and Alaska, where the potential for large discoveries has been demonstrated. Chevron participated in 17 exploratory wildcat wells, which resulted in four discoveries in the Gulf of Mexico. Continuing Chevron's focus in the eastern North Slope of Alaska, Chevron and BP Exploration, Alaska, announced an agreement in February 1998, aligning their respective leasehold interests in the Point Thomson area east of Prudhoe Bay. The alignment area encompasses the Point Thomson Unit, the Flaxman and Point Thomson discoveries, and the Sourdough discovery, which was announced in 1997. Additional technical work is planned to determine the extent and economic viability of the Sourdough discovery. Chevron holds a 44 percent interest in the two companies' joint lease holdings in the area, and BP holds the remaining 56 percent. In the March and August 1997 Gulf of Mexico Lease Sales, Chevron successfully bid, alone and with partners, for the rights to 139 leases, 134 of which were in deep water, boosting Chevron's deepwater lease inventory to 362 leases. The company also acquired interests in 18 new tracts, covering 17 thousand net acres on Alaska's eastern North Slope, in the November 1997 State of Alaska Lease Sale 86.

Africa:
In Africa, the company spent $147 million during 1997 on exploratory efforts, excluding the acquisition of unproved properties, compared with $122 million in 1996. The increase between years was driven by higher 1997 well expenditures in Angola, where total exploration expenditures were $72 million in 1997 compared with $34 million in 1996.

In Angola, the company is the operator of two concessions off the coast of Angola's Cabinda exclave. Block 0 is a 2,100 square mile concession adjacent to the Cabinda coastline and is divided into three areas: Area A, which began production in late 1960, includes 19 major fields (15 currently producing) in two major areas, Malongo and Takula; Area B, which began production in late 1994 with six major fields, includes the Kokongo, Nemba and Lomba fields; and Area C, which began first production in 1997, includes the Ndola and Sanha fields. Chevron has a 39.2 percent interest in the Block 0 concession. The 1997 exploration and appraisal well program in Area A consisted of seven wells targeting open water prospects and delineation of existing fields. Five appraisal wells were drilled in the Lifua and Banzala fields. The Lifua appraisal well extended this discovery approximately one mile to the north.
The four Banzala wells yielded results that are currently being evaluated. In Area B, one exploration well was drilled and resulted in a discovery of light oil. In Area C, two appraisal wells were drilled. The first well discovered oil but its development is deemed not economic at this time, while the second well produced encouraging results. The second Angolan concession, Block 14, was acquired in 1995 and Chevron's interest is 31 percent. Block 14 is a 1,560 square mile concession located in waters due west of Areas B and C. Three exploration wells were drilled in Block 14 during 1997 resulting in three discoveries, including two major commercial finds. The Kuito Field is characterized as a giant field with recoverable reserves greater than 500 million barrels of crude oil. Three appraisal wells drilled on the Kuito Field in 1997 helped refine the geologic model and the calculation of reserves. The second commercial discovery occurred in November 1997 and is also a significant find. The Block 14 program planned for 1998 includes drilling three exploratory wells, which will increase the evaluation of the block, two appraisal wells to follow up on the discoveries, and the acquisition of new 3-D seismic data over the Kuito Field.

In Nigeria, the company's operations are managed by three subsidiaries. Chevron Nigeria Limited (CNL) operates and holds a 40 percent interest in concessions totaling approximately 2.2 million acres in the onshore swamp and near offshore regions of the Niger Delta. Chevron Oil Company Nigeria Limited (COCNL) holds a 20 percent interest in six concessions covering about 600 thousand acres, with six offshore oil fields operated by a partner. Chevron Petroleum Nigeria Limited (CPNL) oversees and manages new venture projects in Nigeria. CPNL has a 30 percent interest in two deepwater Niger Delta blocks and three inland Benue Basin blocks, and an additional sole interest in six other Benue Basin blocks. CNL drilled only one exploration well in 1997 as funding from its partner, the Nigerian National Petroleum Company, was restricted during the year. CPNL exploration activities included the initiation of geological studies and a 2-D seismic program in the six Chevron operated Benue Trough blocks. In the partner-operated deep offshore blocks, CPNL participated in the drilling of two exploration wells. One well was suspended after encountering oil and gas zones; the other well was plugged and abandoned.

Offshore Republic of Congo, the company has a 29.25 percent interest in the partner-operated Marine VII license, which includes the Kitina and Sounda developments, and a 30 percent interest in the Haute Mer license, which is operated by a partner and includes the Nkossa Field. In 1997, a second appraisal well began on the Moho Field in the Haute Mer license and resulted in the new Moho Marine No. 3 discovery when it struck oil in a new oil-bearing section. Facilities design work is ongoing on Moho, with an intent to accelerate early production from the field. A 3-D seismic survey was shot over the outer part of the Haute Mer license in 1997 and is expected to identify several more exploration prospects. The second of two test wells drilled in 1997 led to a potentially commercial crude oil discovery in the Haute Mer deepwater area, which tested at 8,520 barrels of oil per day, and has been named Bilondo Marine No. 1. At least three exploration wells are currently planned for 1998. Processing of seismic data acquired in 1996 from the Marine IV license, located offshore northern Congo and operated by Chevron with an 85 percent interest, was completed in 1997, and interpretation is ongoing. One exploration well is planned for 1998.

In Democratic Republic of Congo (formerly Zaire), the company has a 50 percent interest in, and is the operator of, a 390 square mile offshore concession. A 3-D seismic program was started in late 1997 and continued into 1998, after which approximately 95 percent of the concession will be covered with 3-D seismic data. No exploration wells were drilled in 1997, but one exploration well is planned for 1998.

 Other International including affiliated companies:
Exploration expenditures, excluding unproved property acquisitions, outside the United States and Africa, were $291 million in 1997, an increase of $32 million from the 1996 amount of $259 million. In addition, unproved properties of $23 million were acquired in 1997 compared with $43 million in 1996.

In Europe, Chevron has interests in about 40 blocks in the United Kingdom and Ireland. Blocks are located in the U.K. North Sea, west of Shetland Islands, offshore Wales, and in Liverpool Bay. In Ireland, the company has acreage in the Porcupine Basin. In 1997, Chevron continued with its strategy of establishing an enhanced Britannia area equity position. The company increased its interests in its core Alba/Britannia area by acquiring a 35 percent interest in the Alder discovery in Block 15/29a, following a swap with Texaco for Chevron's interests in the West Guillemot discovery. Chevron also purchased a 17.25 percent interest in Block 15/24a, increasing the company's interest in the block to 26.84 percent. The company drilled two exploration wells in the West of Shetland Islands blocks, both of which were dry, and completed 3-D seismic data acquisition over two blocks in the central North Sea. In Ireland, the company carried out extensive exploration work on two licenses in the Porcupine Basin. One license was retained for further exploration work that will require the drilling of at least one well by the end of 2001, while the other license was dropped. In 1998, a major 3-D seismic survey will be undertaken over the Chevron-operated Porcupine License 5/95.

In Canada, exploration efforts in 1997 were concentrated in the western part of the country in two core areas that the company is optimistic will provide good opportunities for long term growth and value. These areas include the Liard Basin in northeast British Columbia, and an area west of Kaybob in north central Alberta. Drilling commenced in the Liard area in December 1997. The company also sought additional growth opportunities in the offshore areas of eastern Canada, including entering into a strategic alliance with Mobil Oil Canada to explore and develop within a 29-million-acre area in the Grand Banks area, offshore Newfoundland.

In Azerbaijan, Chevron signed an agreement in August 1997 to explore the 160 square mile Absheron Block in the Caspian Sea, about 60 miles off the Azerbaijan coast, in water depths of about 1,600 feet. Chevron's equity share is 30 percent. In the initial three-year work program, operated by Chevron, a 3-D seismic survey will be conducted in 1998, and two exploration wells are expected to begin drilling in late 1999. Chevron is currently working with the Azerbaijan State Oil Company and other operators in the region to develop options to secure semi-submersible rigs necessary for completion of the work program.

In Indonesia, Chevron's interests are managed by its 50 percent owned P.T. Caltex Pacific Indonesia (CPI) and Amoseas Indonesia (AI) affiliates. CPI holds interests in nine oil and gas production sharing contracts, while AI is now focused solely on geothermal power generation and has an interest in one geothermal production sharing contract. Within the central Sumatra contract areas, an aggressive multi-year 3-D seismic acquisition effort continued to evaluate oil and gas potential in the under-explored areas between current producing fields. CPI is currently negotiating with Pertamina, the national oil company, for a 20-year extension of the Coastal Plains block in Central Sumatra, currently set to expire in 2001, while AI is pursuing several new geothermal areas in Sumatra.

In Australia, Chevron's primary interests are in two non-operated joint ventures. The company has a 16.7 percent interest in the North West Shelf
(NWS) Project and 25 to 50 percent interests in permits operated by West Australian Petroleum Pty. Ltd. (WAPET), including a 25 percent interest in one Carnarvon Basin block acquired in 1997, adjacent to the Gorgon/Chrysaor/Dionysus gas fields. The NWS Project is currently engaged in an exploration drilling program assessing prospects identified from the East Dampier 3-D seismic survey. Separate from NWS and outside the WAPET-operated area, Chevron holds a 25 percent interest in four blocks in the Browse Basin area and a 17.25 percent interest in an additional Carnarvon Basin block. Two of the Browse Basin blocks were acquired in 1997, and are adjacent to a discovery made in 1997 in the Cornea Block. A 770-square-mile 3-D seismic program over the Cornea discovery was completed in 1997, with an appraisal drilling program proceeding into 1998.

In Papua New Guinea, Chevron is operator for the Kutubu, Moran, and Gobe projects. Chevron holds a 19.38 percent interest in the Kutubu and Moran development and surrounding Petroleum Development License (PDL)-2, and a 15 percent interest in the Gobe development. Chevron, as operator, also holds a
35.5 percent interest in the Petroleum Prospecting License (PPL)-101. During 1997, Chevron and its partners continued evaluating the 1996 Moran Central crude oil discovery in the PDL-2 area, with the drilling of a second well from the same location as the discovery well. Construction of a flowline from Moran to existing infrastructure in the producing Kutubu area fields began in late 1997 to transfer production from extended well tests on two Moran wells. Production start-up occurred in January 1998, at a rate of 10,000 barrels per day, with full production anticipated in 2000. Seismic data acquired in the Moran area during 1997 continues to be evaluated. At year-end 1997, an exploration well was drilling on the Nomad prospect in PPL-101. Seismic data acquired over the Gobe area in 1997 continues to be evaluated with additional seismic acquisitions planned for 1998.

In China, Chevron signed a production-sharing contract with China National Petroleum Corporation (CNPC), effective August 1, 1997, to explore for crude oil in the 700 square-mile Zhanhuadong block in the Shengli Field Complex in China's Shandong Province. The Shengli field is China's second-largest oil field. Chevron will explore the deeper pre-Tertiary geologic zones which lie beneath the existing production. This contract represents Chevron's first onshore exploration contract in China and requires that two wells be drilled before the end of July 2000. Exploration well HZ/32-5-1 in the Block 16/08 contract, which discovered crude oil in 1996, was successfully appraised during 1997. The production will be tied back to producing field HZ/26-1. A 3-D seismic survey recorded in early 1996 was interpreted in early 1997 and identified exploration targets in Block 16/08 and adjacent Block 16/19. The first prospect drilled resulted in the discovery of the new field HZ/26-2, with three geologic zones testing at a combined rate of 7,566 barrels of crude oil per day. During 1997, 3-D seismic acquisition was completed in Block 02/31, as was a 2-D seismic survey in Block 06/17. Drilling in Blocks 06/17 and 02/31 is currently scheduled for 1998. A 3-D seismic survey completed in Block 63/15 during 1997 will lead to one well planned for early 1998 in this natural-gas prone area.

In Bahrain, the company signed an agreement in February 1998 to explore for oil in three offshore areas designated as Blocks 1, 2 and 3. Under the agreement, Chevron is operator with a 100 percent interest and is expected to begin 2-D and 3-D seismic surveys in 1998 with exploratory drilling planned to begin in 2000.

Exploration activities occurred in other areas during 1997. In Qatar, where in April 1996 the company obtained a 60 percent interest in and was appointed operator for Block 1NW, evaluation of a 3-D seismic survey of 360 square miles in the Block began in 1997. A seismic acquisition program is in progress to evaluate potential in the Galeron Block of Colombia, which is in the Llanos foothills south of the area where the recent trend of discoveries at Florena, Pauto Sur and Volcanera fields are located. At year-end 1997, Chevron and the Colombian state oil company Ecopetrol were finalizing an exploration contract for the Rio Guape Block, located to the south and on trend with the Chichimene Field. The company continued evaluating the results of 320 miles of seismic data acquired in 1996 in Exploration Block 52 in Peru, where it has a 100 percent interest, and which is adjacent to the Camisea gas-condensate field.

     Petroleum - Oil and Natural Gas Production

The following table summarizes the company's and its affiliates' 1997 net production of crude oil, natural gas liquids and natural gas.

-----------------------------------------------------------------------
                   1997 Net Production (1) Of Crude Oil And
                     Natural Gas Liquids And Natural Gas

                              Crude Oil &           Natural Gas
                           Natural Gas Liquids     (thousands of
                            (barrels per day)     cubic feet per day)
                           -------------------    ------------------

United States
  -California                     115,500              135,900
  -Gulf of Mexico                 115,900              901,700
  -Texas                           62,300              371,300
  -Colorado                        11,400                  900
  -Wyoming                          9,000              165,500
  -New Mexico                      11,500               60,700
  -Louisiana                        4,500               66,100
  -Other States                    13,200              146,700
                               ----------            ---------
Total United States               343,300            1,848,800
                               ----------            ---------

Africa                            311,300                6,900
United Kingdom (North Sea)         54,700               22,000
Canada                             46,600              215,600
Australia                          37,500              214,900
Indonesia                          17,400                    -
Papua New Guinea                   14,500                    -
China                              12,900                    -
Colombia                           12,900                    -
Netherlands                             -                2,400
                               ----------            ---------
Total International               507,800              461,800
                               ----------            ---------
Total Consolidated Companies      851,100            2,310,600
Equity in Affiliates              223,300              114,700
                               ----------            ---------
Total Including Affiliates      1,074,400            2,425,300
                               ==========            =========

(1) Net production excludes royalty interests owned by others.
-----------------------------------------------------------------------

Production Levels:

In 1997, worldwide net crude oil and natural gas liquids production, including that of affiliates, increased for the fifth year in a row. Production rose in 1997 by three percent to a record 1,074,400 barrels per day, compared with 1,043,500 barrels per day in 1996. International net liquids production, including affiliates, increased by about four percent to 731,100 barrels per day in 1997, the eighth consecutive year of production increases. This increase was due primarily to higher production in Congo and Nigeria, where development drilling continued in new and existing fields, and in Kazakhstan, where the company's share of production at the Tengiz Field increased as the plant expansion project progressed and new markets were added. These production increases were partially offset by production declines in the United Kingdom and Papua New Guinea due primarily to normal field declines and dispositions of producing properties. The decline in the United Kingdom included the absence of production from four mature producing oil fields in the United Kingdom sector of the North Sea that were sold in October 1996. In Papua New Guinea production continues to be constrained because of gas re-injection capacity.

Net production of natural gas, including affiliates, decreased one percent to
2.4 billion cubic feet per day in 1997 from about 2.5 billion cubic feet per day in 1996. The decrease was primarily due to lower production in the United States, which decreased approximately 26 million cubic feet per day, reflecting normal field declines and property sales, and smaller production decreases in Canada, the United Kingdom and Indonesia. These decreases were partially offset by new production in Nigeria, as the Escravos Natural Gas Project began operation in 1997, and by a small production increase in Australia. The company expects development of the Norphlet trend in the U.S. Gulf of Mexico, the expansion of the Escravos Gas Project in Nigeria, and the continued expansion and development of its Australian projects, to mitigate further natural gas production declines in its portfolio.

Data about the company's average sales price per unit of oil and gas produced, as well as the average production cost per unit for 1997, 1996 and 1995 are reported in Table III on pages FS-34 and FS-35 of this Annual Report on Form 10-K. The following table summarizes the company's and its affiliates' gross and net productive wells at year-end 1997.

----------------------------------------------------------------------------
               Productive Oil And Gas Wells At December 31, 1997

                                    Productive(1)         Productive(1)
                                     Oil Wells             Gas Wells
                                 -------------------     -----------------
                                 Gross(2)      Net(2)    Gross(2)   Net(2)
                                 -------      ------     ------    -------
United States                     24,165      13,085      4,032     1,991
                                 -------      ------     ------    -------

Canada                             1,403       1,039        392       221
Africa                             1,081         407          9         3
United Kingdom (North Sea)           103           9          -         -
Other International                1,192         420         46        11
                                 -------      ------     ------    ------
Total International                3,779       1,875        447       235
                                 -------      ------     ------    ------
Total Consolidated Companies      27,944      14,960      4,479     2,226

Equity in Affiliates               5,434       2,715         50        25
                                 -------      ------     ------    ------
Total Including Affiliates        33,378      17,675      4,529     2,251
                                 =======      ======     ======    ======
Multiple completion wells
 included above:                     688         398        281       189

(1) Includes wells producing or capable of producing and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oil wells.
(2) Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.
----------------------------------------------------------------------------

Development Activities:

The company's development expenditures, including those of affiliated companies but excluding proved property acquisitions, were $2,219 million in 1997 and $1,835 million in 1996. The increase between years resulted from higher 1997 expenditures in the United States and by TCO. In addition, $84 million was spent in 1997 on proved property acquisitions, compared with $15 million in 1996. The increase occurred primarily in Venezuela.

The table below summarizes the company's net interest in productive and dry development wells completed in each of the past three years and the status of the company's development wells drilling at December 31, 1997. (A "development well" is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. "Wells drilling" include wells temporarily suspended.)

-------------------------------------------------------------------------------
                          Development Well Activity

                      Wells Drilling             Net Wells Completed (1)
                                      ----------------------------------------
                       At 12/31/97        1997         1996          1995
                       ------------    ----   ---   -----   ---   ----    ----
                       Gross(2) Net(2) Prod.  Dry   Prod.   Dry   Prod.   Dry
                       -----    ----   ----   ---   ----    ---   ----    ---
United States            305     228    617     6    485      8    281      6
                       -----    ----   ----   ---   ----    ---   ----    ---

Africa                    22      7      22     1     21      1     20      1
Other International       27      8      67     -     49      4     28      2
                       -----    ----   ----   ---   ----    ---   ----    ---
Total International       49     15      89     1     70      5     48      3
                       -----    ----   ----   ---   ----    ---   ----    ---
Total
 Consolidated Companies  354    243     706     7    555     13    329      9

Equity in Affiliates      21     10     150     -    262      -    135      -
                       -----    ----   ----   ---   ----    ---   ----    ---
Total
 Including Affiliates    375    253     856     7    817     13    464      9
                       =====    ====   ====   ===   ====    ===   ====    ===

(1)Indicates the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
(2)Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.
-------------------------------------------------------------------------------

Significant 1997 development activities include the following: (Production volumes are gross unless otherwise stated.)

United States:
Chevron's U.S. development expenditures were $918 million in 1997, an increase of $315 million from $603 million in 1996. Expenditures for proved reserve acquisitions amounted to $3 million in 1997 compared with $5 million in 1996. Additions to proved reserves during 1997 from extensions, discoveries and improved recovery, before revisions, were 196 million barrels of crude oil and natural gas liquids and 581 billion cubic feet of natural gas.
U.S. operations replaced 120 percent of net liquids and gas production in 1997, excluding property sales and purchases, the highest U.S. replacement rate since 1984. The U.S. reserve additions resulted primarily from discoveries and extensions in the Gulf of Mexico, and improved recovery and extension projects in California.

In the Gulf of Mexico, significant development activities in 1997 included the continued work on the hull fabrication and the construction of the topsides and decks for the Genesis project, Chevron's first deepwater operation in the Gulf of Mexico, located in 2,600 feet of water. Chevron is the unit operator with a 57 percent working interest. The two spar hull sections to be used in the offshore construction had arrived in Corpus Christi, Texas from Finland, by March 1998. The project execution plan anticipates initial production in late 1998, with total peak production expected to reach 55,000 barrels of oil per day and 72 million cubic feet of gas per day by 2000.

Chevron has a 40 percent interest in the Gemini deepwater development in the Gulf of Mexico, where water depth ranges from 3,000 to 4,300 feet. The discovery well, located on Mississippi Canyon block 292, was spudded in 1995. The company and its partner will drill two development wells, complete one existing exploratory well and build processing facilities on an existing host platform and pipelines. Initial production from the project is expected in 1999, with peak production rates anticipated to reach 150 - 200 million cubic feet of gas per day and 2,000 - 3,000 barrels of condensate per day.

Phase I of the development of the Norphlet trend, which stretches some 80 miles from the Destin Dome area (offshore Florida) to the Mobile Block 861 area (offshore Mississippi), was completed in 1996. Chevron's net production in the Mobile area during 1997 averaged 95 million cubic feet of gas per day from seven wells, double the average net production in 1996. Phase II of the company's development plans in the Norphlet trend includes participation in three development wells (two as operator) and one operated exploration well in 1998. Continued development work over the next two years is expected to increase net production to around 180 million cubic feet of gas per day by 2000. In August 1997, the Minerals Management Service (MMS), U.S. Department of the Interior, deemed Chevron's filing of a Development and Production Plan
(DPP) for Destin Dome to be complete. The MMS, in conjunction with other federal and state agencies, is in the process of preparing an Environmental Impact Statement, which is expected to be completed by late 1999, and is required prior to approving the DPP. Assuming that all regulatory approvals are obtained by late 1999, the company expects initial production from Destin Dome by late 2001.

In the Vermilion 214 Field, where Chevron has a 100 percent interest, the installation of a production platform and a facilities upgrade were completed. In addition, five previously drilled delineation wells were tied back and completed as of October 1997. Current production is six thousand barrels of crude oil and 40 million cubic feet of gas per day. Additional development drilling of seven wells is planned for the 1998 - 1999 period. Three of the seven wells should be on production by mid-1998. The company is currently evaluating further development in the field beyond 1999.

The use of 3-D seismic technology has led to successful development programs at certain mature fields in the Gulf of Mexico. At Eugene Island 238, 22 of 25 prospects drilled to date have been successful and at the end of 1997 accounted for the majority of the field's total daily production. Thirteen wells found gas and nine wells found oil. At South Marsh Island 66, ten of eleven wells drilled since 1995 have been successful, and have produced 41 billion cubic feet of gas and 218 thousand barrels of condensate through year-end 1997.

Offshore California, the company has established a strategy to exit its operations, either through selling its interests, or implementing abandonment as soon as operations reach their economic limit and an abandonment infrastructure is in place.

Onshore California, Chevron continued to expand its employment of enhanced recovery methods using thermal operations to increase both the production rate and the amount of oil ultimately recoverable from fields in California's San Joaquin Valley, with efforts focused on the Cymric and Coalinga fields. This multi-year project began in 1995, and net production from thermal operations currently accounts for over 19 percent of Chevron's daily U.S. liquids production.

Other development activities took place in the United States during 1997. The drilling of 25 new wells in the Laredo area of Texas increased proved gas reserves by a combined 66 billion cubic feet. The interstate pipeline debottlenecking at the Waltman field in Wyoming, which commenced in November 1997, is expected to eliminate the curtailment of high pressure wells and allow production start-up of low pressure wells that have been shut-in for more than two years.

Africa:
Development expenditures in Africa were $461 million in 1997, compared with $465 million in 1996. Higher 1997 expenditures in Nigeria were more than offset by decreases between years in Angola, Congo, and the Democratic Republic of Congo. Expenditures for proved reserve acquisitions amounted to $6 million in 1997 compared with $1 million in 1996. Additions to proved reserves from extensions, discoveries and improved recovery, before revisions, were 228 million barrels of crude oil and natural gas liquids, of which 164 million barrels were in Angola. The additions to proved reserves arose primarily from new discoveries and improved recovery projects in Angola and Nigeria.

In Nigeria, total gross production from 30 CNL-operated fields, where Chevron has a 40 percent equity interest, averaged 423,000 barrels of oil per day, an increase of about 22,000 barrels per day from 1996. This increase was primarily due to a substantial workover program and the addition of the Ewan Field, which began production in early 1997 and reached production levels of more than 13,000 barrels of oil per day. Production from non-operated fields, where Chevron has a 20 percent equity interest, averaged approximately 72,000 barrels of oil per day in 1997, an increase of 2,000 barrels per day from 1996. Engineering and construction work continued on the development of the CNL-operated Dibi, Ewan, Gbokoda and Opolo fields. The Opolo Field began production in March 1998 at a rate of 20,000 barrels per day. The Dibi and Gbokoda fields are scheduled to begin production in 1998 with combined production from the four fields expected to exceed 200,000 barrels of oil per day by 2001. These development projects are part of CNL's plans to achieve a gross production level of more than 600,000 barrels of oil per day by 2001. Phase One of the Escravos Gas Project was completed and commissioned during 1997. This project provides a commercial outlet for LPG derived from natural gas produced with the company's crude oil operations.
The facility processes 175 million cubic feet per day of gas previously flared at the Okan and Mefa fields, yielding about 8,000 barrels a day of natural gas liquids and 2,000 barrels a day of condensate for export, and 100 million cubic feet per day of dry gas, which is sold to the Nigerian Gas Corporation. Engineering and construction is currently underway for Phase Two of the Escravos Gas Project, which is scheduled to begin operation in late 1999 and will process an additional 100 to 120 million cubic feet of gas per day.

In Angola, several waterflood projects, aimed at increasing production in the Area A fields, are in the early stages of development. Additionally, 14 development wells were drilled in Area A in 1997. Areas B and C continue to be the primary focus of major development activities in the Block 0 concession.
In Area B, pre-drilling of 11 development wells in the southern part of the Nemba Field was completed during 1997. Construction of platforms and facilities for further development of the Lomba Field and the southern portion of the Nemba Field is currently in progress. Platform installation and start of production from both of these projects is scheduled for 1998. Production from the 11 southern Nemba wells will be combined with the currently producing three Nemba wells on the new Nemba platform. Drilling on the Lomba field will start in early 1998. Additional development in the northern area of the Nemba Field is underway, with platform and facilities design and construction to begin in 1998. First oil production from the North Nemba Project is planned for early 2000. In Area C, installation of the first two platforms for the Ndola and Sanha fields was completed in 1997, with combined production from both fields currently at 30,000 barrels per day representing the company's first production from Area C. The Kuito Field in Block 14, discovered and appraised during 1997, will be developed using a phased approach, with drilling of the wells for the first phase commencing in 1998. First phase oil production is expected in early 1999 and is anticipated to be 50,000 barrels per day. Chevron's interest in the Kuito Field is 31 percent.

Offshore Republic of Congo, construction, installation, and hookup of the Kitina platform and onshore facilities were completed, and first oil production was achieved in December 1997. Peak production of 45,000 barrels per day is expected by the end of 1998. Plans are to use the Kitina facilities to handle additional production from the Kitina South and Sounda satellite fields starting in late 1998.

In Democratic Republic of Congo, three well workovers were performed at Tshiala and Motoba fields to optimize production, and one water injection well was spudded at Motoba Field to provide pressure support to a producing reservoir.

Other International including affiliated companies:
Development expenditures in 1997, outside the United States and Africa, were $840 million compared with $767 million in 1996. The increase was largely due to higher expenditures by the company's affiliates TCO in Kazakhstan and CPI in Indonesia, which were $102 million and $36 million higher in 1997 and 1996, respectively. Expenditures for proved reserve acquisitions amounted to $75 million in 1997, compared with $9 million in 1996 with an increase of $75 million between years in Venezuela for the LL-652 Field slightly offset by a decrease in Canada. Additions to proved reserves from extensions, discoveries and improved recoveries were 52 million barrels of crude oil and natural gas liquids and 20 billion cubic feet of natural gas.

In Europe, production from the Chevron-operated North Sea Alba Field, located 130 miles northeast of Aberdeen, averaged 91,000 barrels of oil per day. In February 1998, Chevron's equity interest in Alba was reduced from 33.17 percent to 21.17 percent following an asset exchange with Statoil in Norway. Chevron acquired a 7.56 percent interest in Statoil's Draugen Field in the Norwegian North Sea and an interest in five exploration blocks offshore Norway as part of the exchange. The concept work and detailed design and procurement was completed on the gross fluids upgrade component of the Alba Phase II development. A subsea water injection well was commenced and a four mile pipeline connecting the platform to the water injection well was installed. Also in 1997, new water treatment facilities, necessary to handle the increased volume of water associated with higher crude oil production levels, were installed. Completion of the gross fluids upgrade is expected during early 1998. The development of the North Sea Britannia gas field, which lies underneath the Alba Field, and in which Chevron has a 30.2 percent equity interest, continued with the installation and beginning of hook-up and commissioning of the jacket and platform topsides. The project remains on target for gas production in August 1998. Peak production is expected to be approximately 740 million cubic feet of gas and 60,000 barrels of liquids per day. Seventy-five percent of the estimated deliverable gas is currently under long-term contracts. The owners of the Alba and Britannia fields also reached an agreement to share gas resources.
A pipeline will be laid between Alba and the adjacent Britannia platform to allow Alba to sell excess gas to Britannia, and conversely purchase gas from Britannia when insufficient gas is produced to run the Alba platform facilities. This arrangement is expected to reduce the amount of gas flared from the Alba platform. In addition to ongoing geologic and reservoir studies, two additional appraisal wells were drilled in 1997 in the Clair Field, located 40 miles west of the Shetland Islands, in which Chevron has a 19.42 percent equity interest. The current work program is focused on achieving first oil production during 2001 from the first phase of development and targets 250 million barrels of recoverable oil in a core part of the field.

In Canada, the company aggressively pursued development of the 650 million barrel Hibernia project offshore Newfoundland and continues to concentrate its other development efforts in western Canada, where operating efficiencies and lower operating costs can be realized using existing infrastructure. The Hibernia development, in which Chevron has a 26.9 percent interest, began producing oil in November 1997. The sale and lifting of the first 850,000 barrel tanker cargo occurred in December. At year-end 1997, two wells were producing approximately 60,000 barrels per day with a third well being drilled. Production is anticipated to reach design capacity of 150,000 barrels per day in 1999. The company's capitalized investment (including capitalized interest) in this project was $1.3 billion at year-end 1997. In western Canada, completion of the Chinchaga gas plant expansion in northwestern Alberta doubled processing capacity to 120 million cubic feet per day, enabling the company to handle increased production from the area and to capture additional revenue through the processing of third party volumes. Successful horizontal drilling in mature fields such as Virden, Princess, and Mitsue, along with development drilling programs in central Alberta, helped maintain the company's net production volumes of crude oil and natural gas in the region.

In Indonesia, the Duri Steamflood Project, begun in 1985 to assist the difficult production process for the relatively heavy, waxy Duri crude, is being completed in 13 stages (Areas 1-13) with eight areas currently on production. Total Duri production averaged over 284,000 barrels per day in 1997. A waterflood project involving 21 fields in Central Sumatra continued in 1997, as the installation of the fourth area in the Minas pattern waterflood project started and the approval of a fifth area for pattern waterflood development was received. Construction of the Light Oil Steamflood pilot at Minas began in 1997, with first steam injection targeted for early 1999. Chevron's Amoseas Indonesia (AI) affiliate in Indonesia is now focused on geothermal power generation and operates the Darajat geothermal contract in central Java. Steam from the Darajat geothermal field, located 115 miles southeast of Jakarta, was produced and sold to the national power company, PLN, for electricity generation in the PLN-owned Darajat I power plant, for the third full year. Construction of the first expansion phase Darajat II 70 megawatts power plant, to be owned and operated by AI and its Indonesian partner, is on schedule for completion in late 1998. Reserves for a third power plant were proved with the successful 1997 drilling program. AI continues drilling for additional reserves.

In Kazakhstan, TCO's average liquids production was 155,000 barrels per day for the year, an increase of 43,000 barrels per day over the average for 1996. In 1997, TCO began an extensive plant expansion program to increase production capacity at the Tengiz Field to approximately 185,000 barrels per day in 1998 by modifying existing facilities, and 240,000 barrels per day by 2000 by the construction of new facilities. In April 1997, Chevron completed the sale of 10 percent of its 50 percent interest in TCO to LUKARCO, an affiliate of LUKoil, a Russian oil company, and Arco, thereby reducing Chevron's ownership to 45 percent. In May 1997, Chevron acquired a 15 percent ownership interest in the restructured Caspian Pipeline Consortium, formed to build a crude oil pipeline from the Tengiz oil field to the Russian Black Sea coast. In March 1998, Chevron and Caspian TransCo entered into an agreement with the Republic of Georgia to build a new section of pipeline and to reconstruct an existing section, which together will link Ali Bairamly in Azerbaijan with Georgia's Black Sea port of Batumi. The new link will allow TCO to significantly increase the amount of crude oil it can transport by pipeline through Azerbaijan and Georgia. TCO continues to move oil by pipeline, barge, and rail car to destinations in the former Soviet Union and Europe, and in 1997 signed an agreement with Sinochem, a Chinese state oil trader, to make a test shipment of crude oil from the Tengiz Field to China.

In Australia, debottlenecking plans are in the evaluation stage to improve the onshore fractionation capacity of NWS condensate to increase liquefied petroleum gas production to 10 million barrels per year, and to increase Wanaea/Cossack crude oil production to over 100,000 barrels per day. The NWS participants are currently negotiating a Letter of Intent (LOI) with Japanese buyers to double the volume of LNG deliveries from the NWS project starting in 2003. The expansion is expected to cost approximately $5 billion (total project) with start-up by 2003 based on the expected signing of the LOI in 1998. WAPET development activities included the completion of a 23 well infill drilling program on Barrow Island, which stabilized oil production and added oil reserves. Evaluations by the partners continued regarding options for the commercial development of the Gorgon and Chrysaor gas fields as liquefied natural gas and domestic gas projects.

In Papua New Guinea (PNG), Chevron (with an average 15 percent interest) and its partners commenced construction of production facilities for the Gobe Area fields in 1997. First oil production from Gobe occurred in March 1998 with peak production of 50,000 barrels per day expected in mid-1998. An active infill development drilling program designed to accelerate production and develop new oil reserves for the Kutubu Area fields, where Chevron has a 19.38 percent interest, continued in 1997. Three horizontal sidetracks of existing wells and one new well resulted in an increase in proved reserves of 6 million barrels. This essentially completes the development drilling of Kutubu.
During 1997, Chevron continued to pursue the PNG to Queensland, Australia, Gas Pipeline Project. This project plans to allow commercialization of PNG natural gas reserves and the recovery of substantial quantities of LPG's. In March 1998, Chevron filed an environmental impact assessment study for the proposed pipeline for public review. A decision on the viability of this project is expected in 1998.

In Venezuela, Chevron and Maraven S.A. formed an alliance in late 1995 to further develop the Boscan oil field. In July 1996, Chevron became responsible for the operations, production and development of this field under an operating services agreement, whereby Chevron receives operating expense reimbursement and capital recovery, plus interest and an incentive fee. At year-end 1997, Boscan production was about 90,000 barrels per day with plans to increase production to 115,000 barrels per day by the end of 1998. In addition, the alliance calls for the supply of Venezuelan crude oil to Chevron refineries in the United States through several independent supply arrangements. Because of specific contract provisions in the Boscan Field Operating Services Agreement, production and reserves for this field are not included in the company's reported production and reserve quantities. In 1997, a consortium consisting of Chevron, Statoil, Arco, and Phillips, with Chevron as operator, successfully bid to operate the LL-652 field located in the northeast section of Lake Maracaibo. The LL-652 oil field, one of the largest offered by Petroleos de Venezuela, S.A. (PDVSA) in the Third Bid Round, is estimated to contain recoverable reserves exceeding 500 million barrels. The 20-year agreement between the consortium and PDVSA calls for takeover of the field no later than May 1998, upon approval of the development plan. Through an extensive drilling program, installation of offshore platforms for gas handling, and a large-scale waterflood to repressure the reservoir, it is expected to increase total production from a baseline of 10,000 barrels per day to 115,000 barrels per day by 2006. Chevron's 30 percent interest is likely to be reduced to 27 percent once EPIC, a Venezuelan state-sponsored mutual fund, exercises its option to participate as a 10 percent partner in LL-652. In 1997, Chevron recorded 49 million barrels of proved reserves for LL-652.

In Colombia, the Castilla and Chichemene fields, where Chevron holds 50 percent interests, were producing 34,000 barrels of oil per day at year-end 1997. Both fields are located in the Llanos Basin. During 1997, one development well at each field was drilled and brought to production.

     Petroleum - Natural Gas Liquids and NGC Corporation

The company sells natural gas liquids from its producing operations under a variety of contractual arrangements. In the United States, the majority of sales are to the company's NGC affiliate. On September 1, 1996, Chevron merged its natural gas liquids gathering, processing and marketing operations, conducted by its Warren Petroleum Company division, and its U.S. natural gas marketing activities, conducted by Chevron U.S.A. Production

Company, with NGC, and assumed a 28 percent equity interest in NGC. Outside the United States, significant sales take place in the company's Canadian upstream operations and lower levels of sales in upstream operations in Africa, Australia and Europe. In 1997, U.S. sales volumes, including the company's share of NGC sales, comprised about 75 percent of the company's total worldwide natural gas liquids sales volume.

NGC is one of the leading processors and marketers of natural gas liquids in North America with production of 140,000 barrels per day and sales of more than 400,000 barrels per day. Also NGC is the second largest marketer of natural gas in North America with sales of 8 billion cubic feet per day, and is the second largest electric power marketer in the United States. NGC and Chevron have entered into long-term strategic alliances whereby NGC purchases substantially all natural gas and natural gas liquids produced by Chevron in the United Sates, excluding Alaska, and supplies natural gas and natural gas liquids feedstocks to Chevron's U.S. refineries and chemicals plants. Through its "Energy Store" concept, NGC offers multi-commodity energy products and services that provide natural gas, NGL's, electricity and crude oil. NGC maintains an asset base that includes interests in approximately 15,000 miles of natural gas gathering and transmission pipelines, 19 power generation facilities, approximately 50 gas processing plants currently operating, three NGL fractionation facilities, 60 million barrels of NGL storage capacity, three NGL import/export marine terminals, ten other NGL terminals and approximately 2,100 miles of NGL pipelines.

Chevron's total third-party natural gas liquids sales volumes over the last three years are reported in the following table:

---------------------------------------------------------------

                       Natural Gas Liquids Sales Volumes
                        (Thousands of barrels per day)

                                 1997         1996         1995
                                 ----         ----         ----
United States - Warren              -          139          203
United States - Other              64           25           10
                                 ----         ----         ----
Total United States                64          164          213
Canada                             30           27           40
Other International                13            9            7
                                 ----         ----         ----
Total Consolidated Companies      107          200          260
                                 ----         ----         ----

Equity in NGC Affiliate            68           23            -
                                 ----         ----         ----
Total including Affiliate         175          223          260
                                 ====         ====         ====

---------------------------------------------------------------

In 1997, Venice Energy Services Company (VESCO), a partnership between Chevron and Warren Petroleum, a subsidiary of NGC, was further expanded by the addition of Koch Energy Services Company and an affiliate of Shell Midstream Enterprises, as partners. VESCO owns and operates the Venice, Louisiana natural gas facilities, located approximately 75 miles southeast of New Orleans, which include an offshore gas-gathering system, a gas-processing plant, a gas-liquids fractionation facility, an underground gas-liquids storage facility and a multi-barge, gas-liquids terminal. Koch contributed a cryogenic gas processing plant in exchange for an ownership interest in the partnership. Shell dedicated natural gas production from three Gulf of Mexico fields and certain future developments in the offshore Mississippi Canyon area for processing at the Venice facilities in exchange for an ownership interest in the partnership. The partnership has doubled the gas gathering capacity of the Venice complex to 800 million cubic feet per day. The cryogenic plant contributed by Koch increased gas processing capacity at Venice from 1.0 billion to 1.3 billion cubic feet per day. Under terms of the partnership, Chevron operates the offshore facilities and remains one of the major producer-suppliers to the Venice complex. Warren operates the onshore facilities and has commercial responsibility for the partnership. The Venice facilities are well positioned to take advantage of anticipated growth opportunities resulting from increased production of liquids- rich gas from deepwater projects in the Gulf of Mexico. There are plans for further plant expansion by year-end 1999 to accommodate the expected future needs of Shell and other producers in the region.

     Petroleum - Reserves and Contract Obligations

Table IV on pages FS-35 and FS-36 of this Annual Report on Form 10-K sets forth the company's net proved oil and gas reserves, by geographic area, as of December 31, 1997, 1996, and 1995. During 1997, the company filed estimates of oil and gas reserves with the Department of Energy, Energy Information Agency. Those estimates were consistent with the reserve data reported on page FS-36 of this Annual Report on Form 10-K.

The company sells gas from its producing operations under a variety of contractual arrangements. Most contracts generally commit the company to sell quantities based on production from specified properties but certain gas sales contracts specify delivery of fixed and determinable quantities. In the United States, the company is obligated to sell substantially all of the natural gas produced and owned or controlled by the company in the lower 48 states to NGC. Chevron has retained a few long-term natural gas supply contracts, but the volumes associated with these agreements are not material. Outside the United States, the company is contractually committed to deliver approximately 550 billion cubic feet of natural gas through 2020 in Australia, 46 billion cubic feet of natural gas through 2000 in the United Kingdom, and approximately 3 billion cubic feet of natural gas through 1999 in Canada. The company believes it can satisfy these contracts from quantities available from production of the company's proved developed Australian, U.K. and Canadian natural gas reserves.


     Petroleum - Refining

The daily refinery inputs over the last three years for the company's and its Caltex affiliate's refineries are shown in the following table:


           Petroleum Refineries: Locations, Capacities And Inputs
         (Inputs and Capacities are in Thousands of Barrels Per Day)

                                     December 31, 1997
                                     -----------------
                                              Operable      Refinery Inputs
                                                          --------------------
      Locations                       Number  Capacity    1997    1996    1995
---------------------------           ------  --------    -----   ----   -----

Pascagoula,     Mississippi               1        295      312    313     282
El Segundo,     California                1        260      203    223     221
Richmond,       California                1        225      220    220     202
El Paso,(1)     Texas                     1         65       60     60      58
Honolulu,       Hawaii                    1         54       53     54      55
Salt Lake City, Utah                      1         45       41     40      41
Other(2)                                  3        102       44     41      66
                                      -----   --------    -----   ----   -----
Total United States                       9      1,046      933    951     925
                                      -----   --------    -----   ----   -----

Burnaby, B.C.,   Canada                   1         50       48     48      47
Milford Haven, Wales,(3)  United Kingdom  -          -      101    117     100
                                      -----   --------    -----  -----   -----
Total International                       1         50      149    165     147
                                      -----   --------    -----  -----   -----
Total Consolidated Companies             10      1,096    1,082  1,116   1,072

Equity in Caltex Affiliate
   Various Locations                     13        452      416    372     451
                                      -----   --------    -----  -----   -----
Total Including Affiliate                23      1,548    1,498  1,488   1,523
                                      =====   ========    =====  =====   =====

(1) Capacity and input amounts for El Paso represent Chevron's share.
(2) Refineries in Perth Amboy, New Jersey; Portland, Oregon; and Richmond Beach, Washington, which are primarily asphalt plants.
    Inputs include Port Arthur, Texas (sold in 1995).
(3) Ceased processing operations December, 1997.

Based on refinery statistics published in the December 22, 1997, issue of The Oil and Gas Journal, Chevron had the third largest U.S. refining capacity and ranked among the top ten in worldwide refining capacity including its share of affiliate's refining capacity. At year-end 1997, the company owned and operated nine refineries in the United States and one in Canada. In December 1997, the company ceased processing operations at, and will shut down, its 115,000 barrel-per-day refinery located near Milford Haven, Wales. The company also divested its 50 percent equity interest in the Pembroke Cracking Co., which operates a 90,000 barrel-per-day catalytic cracking facility at Texaco's refinery in Pembroke, Wales. At year-end 1997, the company's 50 percent owned Caltex Petroleum Corporation affiliate owned or had interests in 13 operating refineries: Japan (2), Australia (2), Thailand (2), Korea, the Philippines, New Zealand, Singapore, Pakistan, Kenya and South Africa. In April 1997, Caltex sold its 40 percent interest in a refinery in Bahrain, having ceded its throughput rights to 107,000 barrels per day of capacity at the refinery in April 1996. Also in April 1996, Caltex sold its 50 percent interest in Nippon Petroleum Refining Company, Limited, which included two refineries in Japan, to its partner, Nippon Oil Company, Limited. Caltex's share of refining capacity for these two refineries totaled 255,000 barrels per day at year-end 1995.

Distillation operating capacity utilization, adjusted for sales and closures, in 1997 averaged 89 percent in the United States (including asphalt plants) and 91 percent worldwide (including affiliate), compared with 91 percent in the United States and 90 percent worldwide in 1996. Chevron's capacity utilization at its U.S. fuels refineries averaged 94 percent in 1997 and 97 percent in 1996. Chevron's capacity utilization of its U.S. cracking and coking facilities, which are the primary facilities used to convert heavier products to gasoline and other light products, averaged 80 percent in 1997, down from 82 percent in 1996. The company processed imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for about 53 percent of Chevron's U.S. refinery inputs in 1997.


     Petroleum - Refined Products Marketing

Product Sales:
The company and its Caltex Petroleum Corporation affiliate market petroleum products throughout much of the world. The principal trademarks for identifying these products are "Chevron," "Gulf" (principally in the United Kingdom prior to the December 1997 disposition of that business) and "Caltex." Worldwide refined products sales volumes, including the company's share of affiliate's sales, increased to 2,079,000 barrels per day in 1997, slightly higher than the 2,066,000 barrels per day in 1996. The company's U.S. sales volumes of refined products during 1997 increased about six percent from 1996 to 1,193,000 barrels per day, equivalent to approximately seven percent of total U.S. consumption. The company's share of affiliate's sales during 1997 decreased about three percent from 1996 to 577,000 barrels per day and were about 12 percent lower than 1995 sales volumes. These decreases were primarily due to lower Caltex sales volumes after Caltex's sale of its 50 percent interest in Nippon Petroleum Refining Company, Limited in April 1996. The following table shows the company's and its affiliate's refined product sales volumes, excluding intercompany sales, over the past three years.

-------------------------------------------------------------------
                      Refined Products Sales Volumes
                      (Thousands of Barrels Per Day)

                                  1997         1996         1995
                                 -----        -----        -----
United States
   Gasolines                       591          556          552
   Jet Fuel                        249          255          241
   Gas Oils and Kerosene           204          186          196
   Residual Fuel Oil                60           39           38
   Other Petroleum Products (1)     89           86           90
                                 -----        -----        -----
    Total United States          1,193        1,122        1,117

International
   United Kingdom                  103          110           97
   Canada                           61           60           58
   Other International             145          180          157
                                 -----        -----        -----
   Total International             309          350          312
                                 -----        -----        -----
   Total Consolidated Companies  1,502        1,472        1,429

   Equity in Affiliate             577          594          657
                                 -----        -----        -----
   Total Including Affiliate     2,079        2,066        2,086
                                 =====        =====        =====

(1)Principally naphtha, lubes, asphalt and coke.
-------------------------------------------------------------------

The company's Canadian sales volumes consist of refined product sales in British Columbia and Alberta by the company's Chevron Canada Limited subsidiary. In the United Kingdom, the reported sales volumes represented a full range of products by the company's Gulf Oil (Great Britain) Ltd. subsidiary until the sale of its retail marketing assets to Shell in December 1997. The 1997 volumes reported for "Other International" relate to international sales of aviation and marine fuels, lubricants, gas oils and other refined products, primarily in Latin America, Asia and Europe. The equity in affiliate's sales in 1997 consists of the company's interest in Caltex Petroleum Corporation, which maintains an interest in about 7,900 service stations (of which 4,600 are branded Caltex) operating in approximately 60 countries including the Philippines, Thailand, New Zealand, South Africa and, through Caltex affiliates, in Australia, Japan and Korea.

Retail Outlets:
In the United States, the company supplies, directly or through jobbers, more than 7,700 motor vehicle retail outlets, of which more than 1,700 are company-owned or -leased motor vehicle service stations, and more than 500 aircraft and marine retail outlets. The company's gasoline market area is concentrated in the southern, southwestern and western states. According to the Lundberg Share of Market Report, Chevron ranks among the top three gasoline marketers in 14 states, and is the top marketer of aviation fuel in the western United States.

In 1997, Chevron continued to implement an alliance with McDonald's to develop a network of retail sites that combine Chevron service stations and convenience stores with McDonald's restaurants in 12 western and southwestern states. As of year-end 1997, the two companies operated 75 sites together in these states.

Convenience store sales continue to be an area of growth and opportunity for the company. Key programs were added in 1997 to accelerate profit growth including the installation of automated teller machines, which in time, will dispense a variety of products such as event tickets, in addition to cash, at approximately 430 service stations.

The company expanded its "FastPay" system, increasing the total number of service stations with the system to about 4,100 nationwide. This automated system allows credit card customers to pay at the pump with credit approvals processed in about five seconds using satellite data transmission.

During 1997, the company continued to expand and institute programs intended to build positive brand recognition and reputation for quality products and service in the United States. Training programs, emphasizing a customer focus at company service stations, were expanded. A new station performance review program, designed to improve service and image throughout the retail network, was introduced.

Internationally, the company's branded products are sold in 187 stations (all owned or leased) in British Columbia, Canada, and were sold in approximately 450 stations (about 190 owned or leased) in the United Kingdom prior to the company's exit from that business in December 1997. The company also has an interest in one service station in Kazakhstan and another is currently under construction.

     Petroleum - Transportation

Tankers: Chevron's controlled seagoing fleet at December 31, 1997, is summarized in the following table. All controlled tankers were utilized in 1997. In addition, at any given time, the company has 25 to 35 vessels under charter on a term or voyage basis.


-----------------------------------------------------------------------------
                    Controlled Tankers At December 31, 1997


                               U.S. Flag                     Foreign Flag
                  ----------------------------   ----------------------------
                             Cargo Capacity                 Cargo Capacity
                  Number  (Millions of Barrels)  Number  (Millions of Barrels)
                  ------   -------------------   -----    -------------------
Owned                 3           1.0             20             19.5
Bareboat Charter      2           0.5              9             12.5
Time-Charter          -             -              5              2.3
                     --           ---             --             ----
   Total              5           1.5             34             34.3
                     ==           ===             ==             ====
-----------------------------------------------------------------------------

Federal law requires that cargo transported between U.S. ports be carried in ships built and registered in the United States, owned and operated by U.S. entities and manned by U.S. crews. At year-end 1997, the company's U.S. flag fleet was engaged primarily in transporting crude oil from Alaska and California terminals to refineries on the West Coast and Hawaii, refined products between the Gulf Coast and East Coast, and refined products from California refineries to terminals on the West Coast, Alaska and Hawaii.

At year-end 1997, two of the company's controlled international flag vessels was being used for floating storage. The remaining international flag vessels were engaged primarily in transporting crude oil from the Middle East, Indonesia, Mexico and West Africa to ports in the United States, Europe, the United Kingdom, and Asia. Refined products also were transported by tanker worldwide.

In addition to the tanker fleet summarized in the table above, the company owns a one-sixth undivided interest in each of six LNG ships that are bareboat chartered to the Australian North West Shelf Project. These ships, along with two time-chartered LNG vessels, primarily transport LNG from Australia to various Japanese gas and electric utilities. The company also has a 40.4 percent interest in one tanker with a capacity of 850,000 barrels used to transport crude oil from the Hibernia Field offshore Newfoundland.

During 1997, the company acquired four domestic tankers with about two million barrels of capacity that were previously leased by the company under bareboat charters. Agreements were reached in 1997 to sell two of these vessels. One sale was completed in 1997, and the second sale will be completed in mid-1998.

In December 1996 and June 1997, the company reached agreements to lease, under bareboat charters, and operate four new 308,500 deadweight ton, double-hull tankers. The tankers will be built in Korea with deliveries of three tankers scheduled for 1999 and one scheduled for 2000. These additions will bring to 16 the number of double-hull tankers controlled by Chevron. In July 1997, the company began operation of a liquid petroleum gas floating storage tanker offshore Nigeria. The tanker stores, prior to its export, up to 30,000 metric tons of LPG per month produced from the Escravos Gas Project.

Page 29 of this Annual Report on Form 10-K contains a discussion of the effects of the Federal Oil Pollution Act on the company's shipping operations.

Pipelines:
Chevron owns and operates an extensive system of crude oil, refined products, chemicals, natural gas liquids and natural gas pipelines in the United States. The company also has direct or indirect interests in other U.S. and international pipelines. The company's ownership interests in pipelines are summarized in the following table:

-----------------------------------------------------------------------
                            Pipeline Mileage At December 31, 1997

                                Wholly      Partially
                                Owned         Owned(1)          Total
                                ------      --------           ------
United States:
   Crude oil(2)                  3,773           366            4,139
   Natural gas                     477           138              615
   Petroleum products            2,074         2,624            4,698
                                ------      --------           ------
   Total United States           6,324         3,128            9,452
                                ------      --------           ------
International:
   Crude oil                         -         1,009            1,009
   Natural gas                       -           265              265
   Petroleum products                -           104              104
                                ------      --------           ------
   Total International               -         1,378            1,378
                                ------      --------           ------
Worldwide                        6,324         4,506           10,830
                                ======      ========           ======

(1)Reflects equity interest in lines.
(2)Includes gathering lines related to the transportation function. Excludes gathering lines related to the U.S. production function.
-----------------------------------------------------------------------


     Chemicals

The company's chemicals operations manufacture and market commodity chemical products for industrial use and chemical additives for fuels and lubricants. At year-end 1997, Chevron Chemical Company owned and operated 15 U.S. manufacturing facilities in nine states, owned manufacturing facilities in Brazil and France, and owned a majority interest in a manufacturing facility in Japan. The principal U.S. plants are located at Cedar Bayou, Orange and Port Arthur, Texas; St. James and Belle Chasse, Louisiana; Marietta, Ohio; Pascagoula, Mississippi; and Richmond, California.

The following table shows, by chemicals division, 1997 revenues and the number of owned or majority owned chemicals manufacturing facilities and combined operating capacities as of December 31, 1997.


-------------------------------------------------------------------------------
Chemicals Operations

                         Manufacturing                              1997
                          Facilities              Annual          Revenue(1)
                      --------------------
Division              U.S.   International       Capacity        ($Millions)
------------------    ----   -------------    ------------------  ---------
U.S. Chemicals         13         -           14,691 million lbs.   $2,636
Oronite Additives       2         3             197 million gals.      766
Other                   -         -              N/A                   118
                       --        --                                 ------
   Total               15         3                                 $3,520
                       ==        ==                                 ======
(1)Excludes intercompany sales.
-------------------------------------------------------------------------------

During 1997, the company completed major expansion and de-bottleneck projects to increase ethylene and polystyrene production capacities at the Port Arthur, Texas and the Marietta, Ohio plants. Planned expansions, expected to be completed in 1998 and 1999, will increase paraxylene and polyethylene production capacities at the company's Pascagoula, Mississippi, and Orange, Texas facilities, respectively.

In 1997, Chevron continued with plans to construct manufacturing facilities and expand its chemicals business outside the United States. In Saudi Arabia, the company and its joint venture partner, the Saudi Industrial Venture Capital Group, broke ground on a petrochemicals complex expected to produce annually approximately 480,000 tons of benzene, using the company's proprietary Aromax technology, and 220,000 tons of cyclohexane. Construction of this facility is scheduled to be completed in 1999. Construction also began on a fuel and lube oil additives manufacturing facility in Singapore, which will have an annual capacity of approximately 100,000 metric tons of additives. Additionally, Chevron signed a memorandum of understanding with a subsidiary of Petroleos de Venezuela, S.A. to study the feasibility of an integrated aromatics project in Venezuela. The company also has plans to construct a polystyrene plant in China which will represent the company's entry into the chemicals business in that country. Engineering work is complete and groundbreaking is expected in 1998. In November 1997, Chevron completed the sale of its 10.65 percent interest in the Octel Group, a U.K.-based manufacturer and marketer of leaded fuel additives.

     Coal and Other Minerals

Coal:
The company's wholly-owned coal mining and marketing subsidiary, The
Pittsburg and Midway Coal Mining Co. (P&M), owned and operated three surface and two underground mines at year-end 1997. Two of the mines are located in New Mexico and one each in Wyoming, Alabama and Kentucky. All of the mines produce steam coal used primarily for electric power generation. P&M's strategy is to focus on regional markets in the United States, capitalizing on major utility growth markets in the southwest and southeast. P&M also has a 33 percent interest in the Black Beauty Coal Company, whose principal operations are in Indiana and Illinois. In 1997, P&M acquired the Skull Point Mine in Wyoming, adjacent to its Kemmerer, Wyoming, facility, which it combined with its existing operations. P&M also acquired a 29.8 percent interest in Inter-American Coal Holding N.V., which has interests in mining operations in Venezuela. The company also formed two partnerships in Montana in the North Powder River Basin, which is the largest remaining undeveloped compliance coal area in the United States.

Sales of coal from P&M's wholly-owned mines and from its interest in the Black Beauty Coal Company were 19.6 million tons in 1997, an increase of 22 percent from 1996 sales of 16.0 million tons. About 56 percent of 1997 sales came from two mines, the McKinley Mine in New Mexico and the Kemmerer Mine in Wyoming. The increase in sales volumes between years arose primarily at the Black Beauty Coal Company stemming from new sales contracts and mine developments, at the McKinley
Mine as electricity markets improved in the southwest United States, and at the Kemmerer Mine, stemming from supply agreements included with the 1997 acquisition of the Skull Point Mine. The average selling price for coal from mines owned and operated by P&M was $23.43 per ton in 1997 compared with $24.48 per ton in 1996. Sales and other operating revenues were $359 million and $329 million in 1997 and 1996, respectively. The decrease in average selling price between years was primarily due to incentive pricing offered on the higher sales volumes in 1997. In 1996, the company also recovered liquidated damages from customers who did not purchase their minimum contract tonnage obligations. At year-end 1997, P&M controlled approximately 509 million tons of developed and undeveloped coal reserves, including significant reserves of environmentally desirable low-sulfur coal.

Demand growth for coal in the United States remains largely dependent on the demand for electric power, which in turn depends on regional and national economic conditions and on competition from other fuel sources. In 1997, the electric utility industry consumed over 80 percent of all coal produced in the United States. Approximately 85 percent of P&M's coal sales are made to electric utilities, of which, about 50 percent are under long-term contracts. Generally, these contracts contain index-adjusted pricing provisions and minimum-take requirements that have helped mitigate the effects on P&M's results from short-term fluctuations in coal prices and consumption levels.

     Research and Environmental Protection

Research:
The company's principal research laboratories are at Richmond and La
Habra, California. The Richmond facility engages in research on new and improved refinery processes, develops petroleum and chemicals products, and provides technical services for the company and its customers. The La Habra facility conducts research and provides technical support in geology, geophysics and other exploration sciences, as well as oil production methods such as hydraulics, assisted recovery programs and drilling, including offshore drilling. Employees in subsidiaries engaged primarily in research activities at year-end 1997 numbered more than 1,100, with approximately 500 additional employees working on research activities in the company's other operating units.

Chevron's research and development expenses were $179 million, $182 million and $185 million for the years 1997, 1996 and 1995, respectively.

Licenses under the company's patents are generally made available to others in the petroleum and chemicals industries. For example, in 1997 the company licensed 170,000 barrels a day of its hydroprocessing technology, which produces high-quality lubricant base oils and cleaner burning fuels. However, the company's business is not dependent upon licensing patents.

Environmental Protection:
One of Chevron's goals is to be recognized worldwide for environmental excellence, and commitment to the environment remains an integral part of the company's business philosophy. In 1992, Chevron established a systematic approach for improving health, safety and environmental performance. The program is called "Protecting People and the Environment" and applies to operations worldwide. It emphasizes continuous improvement for significant long-term gains. The program defines 10 categories of performance, which are supported by 102 specific management practices to be integrated into local management systems. By year-end 1997, nearly all Chevron operations met their "Protecting People and the Environment" program goals by fully implementing the 102 management practices. In 1997, the company published a report called "Protecting People and the Environment - A Report on Chevron's Practices and Performance," which summarizes the company's health, environmental and safety practices and performance. Chevron's previous corporate health, safety and environmental report was published in 1994.

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

As of January 1, 1995, the Clean Air Act Amendments of 1990 require that only reformulated gasoline (RFG) may be sold in the nine worst ozone areas in the United States but other areas have voluntarily opted into the RFG requirement. In addition, the California Air Resources Board required a more stringent reformulated gasoline be sold statewide in all service stations beginning on June 1, 1996. Since 1991, the company has spent about $1.7 billion in capital expenditures on air quality projects at its U.S. refining facilities, primarily in order to comply with federal and state clean air regulations and to provide consumers with fuels that reduce air pollution and air toxicity.

The Federal Oil Pollution Act of 1990 (OPA) created federal authority to direct private responses to oil spills, to improve preparedness and response capabilities, and to impose monetary damages on those who spill for all damages, including environmental restoration and loss of use of the resources during restoration. Under OPA, owners or operators of vessels operating in U.S. waters or transferring cargo in waters within the U.S. Exclusive Economic Zone are required to possess a Certificate of Financial Responsibility for each of these vessels. The Certificate is issued by the U.S. Coast Guard after the owner or operator has demonstrated the ability to meet Coast Guard guidelines for financial responsibility in the case of an oil spill. OPA also requires the scheduled phase-out, by year-end 2014, of all single hull tankers trading to U.S. ports or transferring cargo in waters within the U.S. Exclusive Economic Zone, which has and will continue to result in the utilization of more costly double-hull tankers. A separate single hull phase-out schedule under the International Maritime Organization's Regulation 13 is leading to the utilization of more costly double-hull tankers in all other parts of the world. Chevron has been actively involved in the Marine Preservation Association, a non-profit organization that funds the Marine Spill Response Corporation
(MSRC). MSRC owns the largest inventory of oil spill response equipment in the nation and operates five strategically located U.S. coastal regional centers. In addition, the company is a member of many oil-spill response cooperatives in areas in which it operates around the world.

Chevron expects increased environmental-related regulations in the countries where it has operations. In the United States, the company expects the enactment of additional federal and state regulations addressing the issue of waste management and disposal and effluent emission limitations for offshore oil and gas operations. While the costs of operating in an environmentally responsible manner and complying with existing and anticipated environmental legislation and regulations, including loss contingencies for prior operations, are expected to be significant, the company anticipates that these costs will not have a material impact on its consolidated financial position, its liquidity, or its competitive position in the industry.

In 1997, the company's U.S. capitalized environmental expenditures were $177 million, representing approximately seven percent of the company's total consolidated U.S. capital and exploratory expenditures. The company's U.S. capitalized environmental expenditures were $157 million and $607 million in 1996 and 1995, respectively. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities. The expenditures are predominantly in the petroleum segment and relate mostly to air and water quality projects and activities at the company's refineries, oil and gas producing facilities and marketing facilities. For 1998, the company estimates that U.S. capital expenditures for environmental control facilities will be approximately $193 million. The actual expenditures for 1998 will depend on various conditions affecting the company's operations and may differ significantly from the company's forecast. The company is committed to protecting the environment wherever it operates, including strict compliance with all governmental regulations. The future annual capital costs of fulfilling this commitment are uncertain, but are expected to remain close to the estimated 1998 levels.

Under provisions of the Superfund law, Chevron has been designated as a potentially responsible party (PRP) for remediation of a portion of 282 hazardous waste sites. Since remediation costs will vary from site to site as well as the company's share of responsibility for each site, the number of sites in which the company has been identified as a PRP should not be used as a relevant measure of total liability. At year-end 1997, the company's environmental remediation reserve related to Superfund sites amounted to $43 million. Forecasted expenditures for the largest of these sites, located in California, amounts to approximately 18 percent of the reserve.

The company's 1997 environmental expenditures, remediation provisions and year-end environmental reserves are discussed on pages FS-3 and FS-4 of this Annual Report on Form 10-K. These pages also contain additional discussion of the company's liabilities and exposure under the Superfund law and additional discussion of the effects of the Clean Air Act Amendments of 1990.


Item 2. Properties

The location and character of the company's oil, natural gas and coal properties and its refining, marketing, transportation and chemicals facilities are described above under Item 1. Business and Properties. Information in response to the Securities Exchange Act Industry Guide No. 2 ("Disclosure of Oil and Gas Operations") is also contained in Item 1 and in Tables I through VI on pages FS-32 to FS-37 of this Annual Report on Form 10-K. Note 13, "Properties, Plant and Equipment," to the company's financial statements contained on page FS-25 of this Annual Report on Form 10-K presents information on the company's gross and net properties, plant and equipment, and related additions and depreciation expense, by geographic area and industry segment for 1997, 1996 and 1995.

Item 3. Legal Proceedings

A.   Cities Service Co. v. The Gulf Oil Corporation
     Oklahoma State District Court for the District of Tulsa.
This is an action by Cities Service Company (now OXY USA Inc. as successor in interest) against Gulf Oil Corporation (now Chevron U.S.A. Inc.) and GOC Acquisition Corporation ("Gulf") alleging breach of contract, malicious breach of contract, and fraud arising out of a terminated merger agreement. The complaint was originally filed in August 1982 in Oklahoma State Court. Trial commenced April 15, 1996.

On July 18, 1996, the jury returned a verdict for Gulf on Cities' fraud and malicious breach of contract claims. On Cities' breach of contract claim, the court directed verdicts that (1) Gulf had breached the contract, (2) Cities was entitled to recover certain attorneys' fees related to the Gulf/Cities merger, and (3) Cities was entitled to recover the cost of a settlement with and repurchase of the stock from Mesa Petroleum Corporation if the jury found that the settlement and repurchase were done in reliance on the merger agreement with Gulf. In its verdict, the jury found against Gulf on the reliance issue. Accordingly, on July 19, 1996, the court entered a judgment of $742,206,906 against Gulf, which included $512,585,506 in prejudgment interest awarded by the court, which interest continues to accrue at 9.55 percent per year. No motions for relief from the judgment were filed in the trial court. On July 31, 1996, the court approved Gulf's supersedeas bond, thus staying enforcement of the judgment during pendency of Gulf's appeal.

On August 14, 1996, Gulf appealed from the judgment. On December 31, 1996, the Oklahoma Supreme Court granted the parties' motion to retain the appeal for decision, rather than having it transferred to the Oklahoma Court of Appeals. Gulf filed its opening brief on March 12, 1997; Cities filed its answering brief on June 23, 1997 and Gulf filed its reply brief on August 4, 1997.

B.   Rangely Field Spills.
In 1997 the United States Environmental Protection Agency ("EPA") and the Department of Justice indicated an intent to bring a civil action against the company seeking penalties under the Clean Water Act with respect to spills that have occurred at the company's operations at the Rangely Field, Colorado. The company intends to dispute that such operations have in fact resulted in liability under the Clean Water Act, as asserted by EPA.

C.   Richmond Refinery Multimedia Inspection.
In 1993, EPA conducted a multimedia inspection of the Chevron Products Company Richmond, California Refinery, which focused on compliance related to various areas, including the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act. While certain aspects of the multimedia investigation have been closed, EPA has referred potential Clean Water Act violations of the refinery's NPDES permit to the Department of Justice for civil litigation.

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


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.


Executive Officers of the Registrant at March 1, 1998

   Name and Age       Executive Office Held              Major Area of
                                                         Responsibility
-------------------   --------------------------------   -----------------
K.  T. Derr      61   Chairman of the Board since 1989   Chief Executive
                                                         Officer
                      Director since 1981
                      Executive Committee Member
                      since 1986


J. N. Sullivan   60   Vice-Chairman of the Board         Worldwide
                      since 1989                         Refining, Marketing
                      Director since 1988                and Transportation
                      Executive Committee Member         Activities,
                      since 1986                         Chemicals, Real
                                                         Estate, Environmental,
                                                         Human Resources, Coal,
                                                         Administrative
                                                         Services, Aircraft
                                                         Services

H. D. Hinman     57   Vice-President and General         Law
                      Counsel since 1993
                      Executive Committee Member
                      since 1993

M. R. Klitten    53   Vice-President and Chief           Finance
                      Financial Officer since 1989
                      Executive Committee Member
                      since 1989

R. H. Matzke     61   Vice-President since 1990          Overseas Exploration
                      Director since 1997                and Production
                      President of Chevron Overseas
                      Petroleum Inc. since 1989
                      Executive Committee Member
                      since 1993

D. J. O'Reilly   51   Vice-President since 1991          U.S. Refining,
                      President of Chevron Products      Marketing,
                      Company since 1994                 Logistics and Trading
                      Executive Committee Member
                      since 1994

J. E. Peppercorn 60   Vice-President since 1990          Chemicals
                      President of Chevron Chemical
                      Company since 1989
                      Executive Committee Member
                      since 1993

P.J. Robertson   51   Vice-President since 1994          North American
                      President of Chevron U.S.A.        Exploration and
                      Production Company since 1997      Production, Natural
                      Executive Committee Member         Gas Liquids
                      since 1997


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

                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The information on Chevron's common stock market prices, dividends, principal exchanges on which the stock is traded and number of stockholders of record is contained in the Quarterly Results and Stock Market Data tabulations, on page FS-31 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected financial data for years 1993 through 1997 are presented on page FS-38 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The index to Financial Statements, Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page FS-1 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The index to Financial Statements, Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page FS-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information on Directors appearing under the heading "Nominees For Directors" in the Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, in connection with the Company's 1998 Annual Meeting of Stockholders, is incorporated herein by reference in this Annual Report on Form 10-K. See Executive Officers of the Registrant on pages 31 and 32 of this Annual Report on Form 10-K for information about executive officers of the company.

The information contained under the heading "Compliance with Section 16 of the Exchange Act" in the Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, in connection with the Company's 1998 Annual Meeting of Stockholders, is incorporated herein by reference in this Annual Report on Form 10-K. Chevron believes all filing requirements were complied with during 1997.

Item 11. Executive Compensation

The information appearing under the heading "Executive Compensation," including the subheadings "Management Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value," "Long-Term Incentive Plan-1997 Performance Units Awards Table," "Pension Plan Table" and "Performance Graph," in the Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, in connection with the Company's 1998 Annual Meeting of Stockholders, is incorporated herein by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing under the heading "Stock Ownership of Directors and Executive Officers" in the Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, in connection with the Company's 1998 Annual Meeting of Stockholders, is incorporated herein by reference in this Annual Report on Form 10-K.

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

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)   The following documents are filed as part of this report:

        (1) Financial Statements:                         Page (s)
                                                          --------

            Report of Independent Accountants                FS-14

            Consolidated Statement of Income
             for the three years ended December 31, 1997     FS-14

            Consolidated Balance Sheet at December 31,
             1997 and 1996                                   FS-15

            Consolidated Statement of Cash Flows
             for the three years ended December 31, 1997     FS-16

            Consolidated Statement of Stockholders' Equity
             for the three years ended December 31, 1997     FS-17

            Notes to Consolidated Financial Statements      FS-18 to FS-31

        (2) Financial Statement Schedules:

            Caltex Group of Companies Combined
             Financial Statements                           C-1 to C-24

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

   (b)   Reports on Form 8-K:

       (1) A Current Report on Form 8-K, dated December 22, 1997, was filed by the company on December 22, 1997. In this report Chevron included a press release issued by Caltex Petroleum Corporation, a 50 percent owned affiliate, on December 19, 1997, announcing that it elected to change the functional currency for its Korean and Japanese operations to the U.S. dollar, effective October 1, 1997.

   (2) A Current Report on Form 8-K, dated January 29, 1998, was filed by the company on January 29, 1998. In this report Chevron announced its preliminary, unaudited earnings for the year ended December 31, 1997.

   (3) A Current Report on Form 8-K, dated February 3, 1998, was filed by the company on February 3, 1998. In this report Chevron announced its revised, preliminary, unaudited earnings for the year ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 1998.



                                                            Chevron Corporation

                                                     By      KENNETH T. DERR*
                                                       -----------------------
                                                             Kenneth T. Derr,
                                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 1998.

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

                                                        CHANG-LIN TIEN *
                                                        ----------------
                                                        Chang-Lin Tien

                                                        GEORGE H. WEYERHAEUSER*
                                                        -----------------------
                                                        George H. Weyerhaeuser

*By:   /s/   LYDIA I. BEEBE                             JOHN A. YOUNG*
---------------------------                             --------------
   Lydia I. Beebe, Attorney-in-Fact                     John A. Young

                                 EXHIBIT INDEX
Exhibit
   No.                            Description
-------  ----------------------------------------------------------------------
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

   4.1 Rights Agreement dated as of November 22, 1988, between Chevron Corporation and Manufacturers Hanover Trust Company of California, as Rights Agent, filed as Exhibit 4.0 to Chevron Corporation's Current Report on Form 8-K dated November 22, 1988, and incorporated herein by reference.

   4.2 Amendment No. 1 dated as of December 7, 1989, to Rights Agreement dated as of November 22, 1988, between Chevron Corporation and Manufacturers Hanover Trust Company of California, as Rights Agent, filed as Exhibit 4.0 to Chevron Corporation's Current Report on Form 8-K dated December 7, 1989, and incorporated herein by reference.

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

  10.1 Management Incentive Plan of Chevron Corporation, as amended and restated effective October 30, 1996, filed as Appendix B to Chevron Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement dated March 21, 1997, and incorporated herein by reference.

  10.2 Chevron Corporation Excess Benefit Plan, amended and restated as of July 1, 1996, filed as Exhibit 10 to Chevron Corporation's Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.

  10.3 Supplemental Pension Plan of Gulf Oil Corporation, amended as of June 30, 1986, filed as Exhibit 10.4 to Chevron Corporation's Annual Report on Form 10-K for 1986 and incorporated herein by reference.

  10.4 Chevron Restricted Stock Plan for Non-Employee Directors, as amended and restated effective April 30, 1997, filed as Appendix A to Chevron Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement dated March 21, 1997, and incorporated herein by reference.

  10.5 Chevron Corporation Long-Term Incentive Plan, as amended and restated effective October 30, 1996, filed as Appendix C to Chevron Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement dated March 21, 1997, and incorporated herein by reference.

  10.6 Chevron Corporation Salary Deferral Plan for Management Employees, effective January 1, 1997, filed as Exhibit 10 to Chevron Corporation's Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

                                   EXHIBIT INDEX
                                    (continued)

Exhibit
   No.                              Description
-------   ---------------------------------------------------------------------

  12.1   Computation of Ratio of Earnings to Fixed Charges (page E-1).

  21.1   Subsidiaries of Chevron Corporation (page E-2).

  23.1   Consent of Price Waterhouse LLP (page E-3).

  23.2   Consent of KPMG Peat Marwick LLP (page E-4).

  24.1   Powers of Attorney for directors and certain officers of Chevron
   to    Corporation, authorizing the signing
  24.15  of the Annual Report on Form 10-K on their behalf.

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

                INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                Page(s)

Management's Discussion and Analysis                            FS-2 to FS-13

Report of Management                                            FS-13

Consolidated Income Statement                                   FS-14

Report of Independent Accountants                               FS-14

Consolidated Balance Sheet                                      FS-15

Consolidated Statement of Cash Flows                            FS-16

Consolidated Statement of Stockholders' Equity                  FS-17

Notes to Consolidated Financial Statements                      FS-18 to FS-31

Quarterly Results and Stock Market Data                         FS-31

Supplemental Information on Oil and Gas Producing Activities    FS-32 to FS-37

Five-Year Financial Summary                                     FS-38

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
1997 HIGHLIGHTS
* Net income was $3.256 billion for 1997, the second consecutive year of record earnings
* Operating earnings were $3.180 billion, also a record
* Annual return on capital employed, excluding special items, was 14.7 percent, the highest in more than a decade
* Worldwide oil and gas reserves increased for the fifth consecutive year; international liquids production increased for the eighth consecutive year
* Debt was reduced by more than $600 million
* Annual dividend to the stockholders increased for the tenth consecutive year in 1997; another dividend increase was announced in January 1998

KEY FINANCIAL RESULTS

Millions of dollars,
  except per-share amounts                     1997        1996          1995
                                         ------------------------------------
    Sales and
      Other Operating Revenues           $   40,583   $   42,782   $   36,310
    Net Income                           $    3,256   $    2,607   $      930
    Special Credits (Charges)
      Included in Net Income             $       76   $      (44)  $   (1,032)
    Per Share:
      Earnings  - basic                  $     4.97   $     3.99   $     1.43
                - diluted                $     4.95   $     3.98   $     1.43
      Dividends                          $     2.28   $     2.08   $    1.925
    Return On:
        Average Capital Employed              15.0%        12.7%         5.3%
        Average Stockholders' Equity          19.7%        17.4%         6.4%

Chevron's net income for 1997 was a record $3.256 billion, up 25 percent from net income of $2.607 billion in 1996 and up 250 percent from $930 million in 1995. Net income benefited $76 million from special items in 1997 and was reduced by net special charges of $44 million in 1996 and $373 million in 1995.In addition, the adoption of a new accounting standard in 1995 reduced net income $659 million. After excluding these items, operating earnings for 1997 were $3.180 billion, up 20 percent from $2.651 billion earned in 1996 and up 62 percent from $1.962 billion in 1995. For the second year in a row, the company earned record profits. In spite of lower crude oil prices, the company reached its earnings goal of $3 billion, set in February 1996, one year ahead of target. Chevron's annual return on capital employed, excluding special items, was 14.7 percent, the highest in more than a decade.

OPERATING ENVIRONMENT AND OUTLOOK. The spot West Texas Intermediate (WTI) crude oil price averaged nearly $25.40 per barrel in December 1996 and began to decline in early 1997, trading in the $19-$21 range during most of the year until December 1997, when it dropped to $18.30 per barrel. The downward trend continued through January 1998, averaging about $16.70 per barrel. On February 20, 1998, the WTI spot price was $16.15 per barrel.

A number of factors continue to exert downward pressure on crude oil prices. Demand growth is slowing as a result of the Asian economic slowdown and the warm winters in the United States, Europe and Japan. At the same time, supplies have been increasing because of the start-up of new producing fields and higher OPEC quotas and production, resulting in an oversupplied world market. It is uncertain how long these conditions will continue. In addition, inventories are currently at high levels.

Lower crude oil prices in 1998 may lead to lower revenues and earnings than experienced in 1997, particularly in the company's exploration and production (upstream) operations. However, further production increases are expected in 1998 from new developments in West Africa and offshore eastern Canada, where the Hibernia oil field began production in November 1997, and from continued expansion of production from the Tengiz Field in Kazakhstan. The company has evaluated its capital spending programs under conservative price assumptions and, at the present time, expects to fully fund its planned $6.3 billion 1998 capital and exploratory expenditure program. However, should this low price environment become more severe and prolonged, the company has the ability to modify its planned expenditures accordingly.

In the international refining, marketing and transportation (downstream) segment, the company's Caltex affiliate's earnings have been, and will continue to be, affected by the decline in the value of Asian currencies. This has generally led to reduced refined products margins, as local prices have trailed the increased local currency costs of crude oil. In certain Asian countries, refined products prices are subject to government-prescribed increases and do not result in immediate recovery of local cost increases. In addition, the higher prices for refined products have caused demand for these products to decline. This trend has continued into 1998 and may slow the rate of growth in refined products demand that was previously expected in this region.

The U.S. chemicals industry entered a cyclical downturn in the latter half of 1995 that persisted throughout 1996 and 1997. Chevron has several major chemicals expansion projects under way to position the company to benefit from the next upturn in the chemicals industry by lowering its unit cost structure.

SIGNIFICANT DEVELOPMENTS. In April 1997, Chevron completed the sale of
10 percent of its 50 percent interest in the Tengizchevroil (TCO) joint venture to LUKARCO, a joint venture between the Russian oil company LUKoil and Arco. The company recorded a gain of $32 million from that sale in the second quarter of 1997.

Total liquids production from the Tengiz Field in 1997 averaged about 155,000 barrels per day, an increase of 38 percent over 1996 average production. In July, TCO announced the construction of a fifth oil and gas processing train at Tengiz, which is expected to boost production capacity to 240,000 barrels per day. TCO continues to successfully move crude oil by pipeline, barge and railcar. In May 1997, Chevron acquired a 15 percent interest in the Caspian Pipeline Consortium, which intends to build a direct pipeline to the Black Sea to carry crude for TCO and other regional producers. Elsewhere in this region, the company signed an agreement with the Republic of Azerbaijan to explore the Absheron offshore block in the southern Caspian Sea.

In February 1998, the company announced a new Caspian region cooperative agreement with the Royal Dutch/Shell Group. The agreement establishes a framework for the two companies to jointly identify and develop new projects in the areas of exploration, production and transportation and in the sale of crude oil, gas liquids and natural gas.

The first Chevron production of crude oil from offshore Angola began from the Ndola and Sanha fields in April and August 1997, respectively. The company has a 39 percent interest in these fields. Also, the company announced two giant crude oil discoveries in Block 14, a contract area adjacent to the company's major areas of production, which are the company's first finds in that country's deep water. Chevron is operator and holds a 31 percent interest in Block 14.

Chevron and its partners successfully bid to operate the LL-652 oil field in Venezuela's Lake Maracaibo. Chevron, with a 30 percent interest, will operate the field under a 20-year contract beginning in 1998. The field currently is producing 10,000 barrels per day. The partners have submitted a development plan that is expected to increase the field's production to an estimated potential of 115,000 barrels per day by 2006.

The first liquefied petroleum gas (LPG) exports from the company's Escravos, Nigeria, joint venture gas project occurred in September. This project provides a commercial outlet for LPG derived from natural gas that is produced with the company's crude oil production. Chevron is planning a second phase of the project that will increase the amount of gas processed by 110 to 120 million cubic feet per day from its current level of 175 million cubic feet per day. In November, initial production began from the Hibernia oil development project, off the east coast of Newfoundland, in which Chevron has an approximate 27 percent interest. At year-end 1997, production from two wells had reached 60,000 barrels per day.

Chevron acquired 134 additional leases offshore Louisiana and Texas at federal sales during the year, furthering its intent to be a major participant in the development of the Gulf of Mexico's deep waters. The company's deepwater portfolio consists of 362 tracts in waters as deep as 8,500 feet, including an interest in the Genesis project, where first liquids production is expected in late 1998.

During 1997, the company continued development of international chemicals projects including a $650 million petrochemicals complex in Al-Jubail, Saudi Arabia, that is scheduled to be completed in 1999, and a plant in Singapore to manufacture additives for fuels and lubricating oils. In the United States, the company completed major expansion and debottlenecking projects at the Port Arthur, Texas, and Marietta, Ohio, plants.

Chevron sold its marketing interests in the United Kingdom, including its retail network of 450 stations and its lubricants and commercial fuels businesses, to Shell UK Ltd. in December. The company also divested its 50 percent equity interest in a 90,000-barrel-per-day catalytic cracking facility in Pembroke, Wales. In connection with these divestitures, the company also will close its 115,000-barrel-per-day refinery located near Milford Haven, Wales, and will sell its other remaining assets, thereby completing the company's withdrawal from the refining and marketing business in the United Kingdom.

YEAR 2000. At year 2000, a two-digit date of "00" may not be recognized by computer systems and applications developed in the 1970s and 1980s as the year 2000, causing systems to shut down or malfunction. Chevron has established a Year 2000 Project Team to coordinate the Year 2000 efforts of teams in the company's operating units to ensure that its computer systems and applications will function properly beyond 1999. Many of the company's information systems and software are Year 2000 compliant, and others are currently being assessed for compliance. A Year 2000 compliance assessment of the embedded technology in the company's facilities and operating systems is also under way. After these assessments are complete, plans for modification or replacement, testing, and certification will be developed and implemented to ensure the company's facilities and business activities will continue to operate safely and reliably, without interruption, after 1999. The teams also are monitoring the compliance efforts of suppliers, contractors, and trading partners with whom Chevron does business, to ensure that operations will not be adversely affected by the compliance problems of others. Until the assessments are complete, the company cannot state with certainty whether it has, or will have, significant Year 2000 issues. Additionally, the total amount of costs to be incurred cannot be reliably estimated at this time. However, based on the information currently available, the company has no reason to believe that Year 2000 issues will be material to its results of operations, consolidated financial position or liquidity.

ENVIRONMENTAL MATTERS. Virtually all aspects of the company's businesses are subject to various federal, state and local environmental, health and safety laws and regulations. These regulatory requirements continue to increase in both number and complexity and govern the company's operations and the products it sells. Most of the costs of complying with myriad laws and regulations pertaining to the company's operations and products are embedded in the normal costs of conducting its business.

Using definitions and guidelines established by the American Petroleum Institute, Chevron estimates its worldwide environmental spending in 1997 was about $893 mil-lion for its consolidated companies. Included in these expenditures were $237 million of environmental capital expenditures and $656 million of costs associated with the control and abatement of hazardous substances and pollutants from ongoing operations. The total amount also includes spending charged against reserves established in prior years for environmental cleanup programs, but not noncash provisions to increase these reserves or establish new ones during the year. For 1998, total worldwide environmental capital expenditures are estimated at $265 million. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.

In addition to the costs for environmental protection associated with its ongoing operations and products, the company may incur expenses for corrective actions at various owned and previously owned facilities, as well as third-party waste disposal sites used by the company. An obligation to take remedial action may be incurred as a result of the enactment of laws, such as the federal Superfund law, the issuance of new regulations or as the result of the company's own policies in this area. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. In addition, an obligation may arise when operations are closed or sold, or at non-Chevron sites where company products have been handled or disposed of. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under standards existing at the time but now require investigatory and/or remedial work to meet current standards.

The company retained certain environmental cleanup obligations when it sold the Port Arthur, Texas, refinery in 1995, and anticipated costs were accrued at the time of sale. Under the terms of the sales contract, these obligations were re-evaluated in 1997, resulting in the confirmation that previously recorded reserves were adequate.

During 1997, the company recorded $57 million of before-tax provisions
($35 million after tax) for environmental remediation efforts, including Superfund sites. Actual expenditures charged against these provisions and other previously established reserves amounted to $205 million in 1997. At year-end 1997, the company's environmental remediation reserves were $987 million, including $43 million related to Superfund sites.

Under provisions of the Superfund law, the Environmental Protection Agency
(EPA)has designated Chevron a potentially responsible party (PRP), or has otherwise involved it, in the remediation of 282 hazardous waste sites. The company has made provisions or payments in 1997 and prior years for approximately 188 of these sites. No single site is expected to result in a material liability for the company at this time. For the remaining sites, investigations are not yet at a stage where the company is able to quantify a probable liability or determine a range of reasonably possible exposures. The Superfund law provides for joint and several liability. Any future actions by the EPA and other regulatory agencies to require Chevron to assume other responsible parties' costs at designated hazardous waste sites are not expected to have a material effect on the company's consolidated financial position or liquidity.

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

Over the past several years, the petroleum industry has incurred major capital expenditures to meet clean air regulations, such as the 1990 amendments to the Clean Air Act in the United States. For companies operating in California, where Chevron has a significant presence, the California Air Resources Board
(CARB) has imposed even stricter requirements. Over the five-year period 1991-1995, Chevron spent about $1.8 billion on capital projects to comply with air quality measures, the majority of which related to complying with CARB requirements for the manufacture of cleaner-burning gasoline. The bulk of this spending was completed in 1995, which resulted in a decrease in capitalized air quality expenditures from approximately $500 million in 1995 to $70 million in 1996 and $74 million in 1997.

In addition to the reserves for environmental remediation, the company maintains reserves for dismantlement, abandonment and restoration of its worldwide oil and gas and coal properties at the end of their productive lives. Many of these costs are environmentally related. Provisions are recognized on a unit-of-production basis as the properties are produced. The amount of these reserves at year-end 1997 was $1.5 billion and is included in accumulated depreciation, depletion and amortization in the company's Consolidated Balance Sheet.

For the company's other ongoing operating assets, such as refineries, no provisions are made for exit or cleanup costs that may be required when such assets reach the end of their useful lives unless a decision to sell or otherwise abandon the facility has been made.

OTHER CONTINGENCIES. The company is a defendant in a lawsuit that Oxy U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf

Oil Corporation acquired, by Chevron in 1984. A trial with respect to the claims ended in July 1996 with a judgment against the company of $742 million, including interest that continues to accrue at a rate of 9.55 percent per year while the appeal is pending. The company has filed an appeal with the Oklahoma Supreme Court and posted a bond for 1.5 times the amount of the judgment. Although the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which the company sells in California during certain months of the year. The first two phases of the trial were concluded in October and November 1997, with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline sold in infringement of the patent between March 1 and July 1, 1996. In the third phase of the trial, the judge heard evidence to determine if the patent is enforceable; the matter is currently under submission. While the ultimate outcome of this matter cannot be determined with certainty, the company believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. However, should the jury's findings and Unocal's position ultimately be upheld, the company's exposure with respect to future reformulated gasoline sales would depend on the availability of alternate formulations and the industry's ability to recover additional costs of production through prices charged to its customers.

In June 1997, Caltex Petroleum Corporation received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex is challenging the claim and fully expects to prevail. Caltex believes the underlying excise tax claim is wrong and therefore the claim for penalties and interest is wrong. The Caltex claim has been through the appeals process and will next move to court. In February 1998, Caltex provided an initial letter of credit for $2.33 billion to the IRS to pursue the claim. The letter of credit is guaranteed by Chevron and Texaco. In addition, a yet to be decided portion of the claim must be paid in order to proceed to court.

The company is the subject of other lawsuits and claims and other contingent liabilities including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices. These lawsuits and other contingent liabilities are discussed in the notes to the accompanying consolidated financial statements. The company believes that the resolution of these matters will not materially affect its consolidated financial position or liquidity, although losses could be material with respect to earnings in any given period.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and are relatively straightforward, involve little complexity and are generally of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction; hence gains and losses arising from these instruments offset, and are recognized concurrently with, gains and losses from the underlying transactions. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. Its control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures.

The company's operations can be affected by changing economic, regulatory and political environments in the various countries where it operates. Political uncertainty and civil unrest may, at times, threaten the safety of employees and the company's continued presence in a country. These factors are carefully considered when evaluating the level of current and future activity in such countries.

Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, purchase or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability. These activities may result in significant losses or gains to income in future periods.

NEW ACCOUNTING STANDARDS.
Effective December 1997, the company adopted two new accounting standards:
Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 128 requires Income Statement disclosure of both basic and diluted earnings per share in place of the primary and fully diluted earnings per share required previously. A footnote disclosure of the calculation method is also required. The adoption of SFAS No. 129 required no additional disclosures since the company previously met its requirements.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The company will begin reporting comprehensive income in compliance with SFAS No. 130 beginning with the first quarter 1998, while reporting under SFAS No. 131 initially will be presented in the financial statements for the year 1998. While the company is evaluating the criteria of SFAS No. 131 as they apply to Chevron's operations, it does not anticipate significant changes to its reportable segments. The statements require additional reporting and expanded disclosures but will have no effect on the company's results of operations, financial position, capital resources or liquidity.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits" that revised disclosure requirements for pension and other postretirement benefits. It does not affect the measurement of the expense of the company's pension and other postretirement benefits.

These new standards become effective for fiscal years beginning after December 15, 1997.

SPECIAL ITEMS. Net income is affected by transactions that are unrelated to, or are not necessarily representative of, the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year, as well as affect comparability between years. Following is a table that summarizes the gains or (losses), on an after-tax basis, from special items included in the company's reported net income.

                                                       Year ended December 31
                                                -----------------------------
Millions of dollars                                1997       1996       1995
-----------------------------------------------------------------------------
  Asset Write-Offs and Revaluations             $   (86)   $  (337)   $  (304)
    Initial Implementation of SFAS No. 121            -          -       (659)
  Asset Dispositions                                183        391          7
  Prior-Year Tax Adjustments                        152         52        (22)
  Environmental Remediation Provisions              (35)       (54)       (90)
  Restructurings and Reorganizations                (60)       (14)       (50)
  LIFO Inventory Gains (Losses)                       5         (4)         2
  Other                                             (83)       (78)        84
-----------------------------------------------------------------------------
  Total Special Items                           $    76    $   (44)   $(1,032)
-----------------------------------------------------------------------------

Asset write-offs and revaluations in 1997 included $68 million of impairment write-downs of U.S. oil and gas properties, $10 million for chemical facilities and $8 million for telecommunications equipment. Asset write-offs in 1996 were related primarily to a $200 million estimated impairment provision in connection with the company's intent at that time to merge its United Kingdom refining and marketing operations with those of two other oil companies. Additionally, 1996 included $68 million of impairment write-downs of oil and gas properties and related pipeline investments, a $29 million adjustment to the 1995 provision for the loss anticipated from exiting the real estate development business, including additional amounts for environmental remediation, and $40 million for other asset write-offs. In 1995, asset write-offs of $304 million were recognized in connection with the company's decision to exit its real estate development business ($168 million), the completion of a comprehensive review of all the company's fixed asset records ($94 million), the write-down of assets made obsolete by the new facilities required to produce California-mandated reformulated gasolines ($38 million) and other miscellaneous write-offs ($4 million). Also effective in 1995, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard required noncash charges amounting to $659 million after tax, mostly related to impairment write-downs of U.S. oil and gas producing properties.

Asset dispositions in 1997 increased earnings a net $183 million, including net gains of $190 million from the sales of U.S. oil and gas properties; $50 million from the sale of international oil and gas properties, including the sale of 10 percent of the company's ownership interest in the TCO joint venture in Kazakhstan; and $33 million from the sale of the company's interest in a chemical affiliate. Partially offsetting these gains were charges of $90 million to increase provisions for environmental, severance and other costs associated with the company's exit from the U.K. refining and marketing business and for lease termination costs on three oceangoing vessels and their write-down to fair market value. Asset dispositions in 1996 increased earnings $391 million and included a $279 million gain from the company's Caltex affiliate's sale of its interest in two Japanese refineries; a net $80 million gain from the sales of producing properties in the North Sea, Indonesia and the Gulf of Mexico; and a $32 million gain from the merger of the company's natural gas marketing business and natural gas liquids company with NGC Corporation (NGC).

Prior-year tax adjustments are generally the result of the settlement of audit issues with taxing authorities or the re-evaluation by the company of its tax liabilities as a result of new developments. Also, adjustments are required for the effect of changes in statutory tax rates on deferred income taxes. Favorable U.S. income tax adjustments of $142 million and a Canadian tax settlement of $10 million benefited 1997 earnings, while 1996 earnings benefited $52 million from a U.S. federal tax audit settlement.

Environmental remediation provisions pertain to estimated future costs for environmental cleanup programs at certain of the company's service stations, marketing terminals, refineries, chemical locations, and oil and gas properties; divested operations in which Chevron has liability for future cleanup costs; and sites, commonly referred to as Superfund sites, for which the company has been designated a PRP by the EPA. Provisions for future environmental remediation costs amounted to $35 million in 1997, $54 million in 1996 and $90 million in 1995.

Restructurings and reorganizations in 1997 included $54 million for Chevron's share of the charge taken by its affiliate, NGC, primarily for asset write-downs and other costs associated with a planned restructuring of NGC's gas liquids and crude oil business and $6 million in connection with the reorganization of Chevron's North American exploration and production operations. Restructurings in 1996 resulted in charges of $14 million for various employee severance programs. Charges in 1995 were $50 million, including $12 million related to restructurings at Chevron's Caltex affiliate, and consisted primarily of employee severance provisions in connection with reorganizations of various business activities.

LIFO inventory liquidation gains (losses) result from the reduction of inventories in certain inventory pools valued under the Last-In, First-
Out (LIFO) accounting method. These amounts include the company's equity share of Caltex LIFO inventory effects. Chevron's consolidated petroleum inventories were 79 million barrels at year-end 1997, 83 million barrels at year-end 1996 and 93 million barrels at year-end 1995.

Other special items in 1997 reduced earnings by $83 million and consisted primarily of net charges for litigation and other matters, including costs associated with the company's employee performance stock option program. Earnings were reduced a net $78 million in 1996, consisting primarily of litigation matters that were offset partially by a $12 million refund of federal lease costs. In 1995, other special items benefited earnings a net $84 million, when a gain of $86 mil-lion related to a sale of land by a Caltex affiliate in Japan and a refund of $27 million for federal lease costs were offset partially by litigation and other costs of $29 million.

RESULTS OF OPERATIONS. In 1997, the company performed very well operationally and achieved record earnings for the second consecutive year. The successful 1997 performance was led by U.S. refining, marketing and transportation, which more than doubled its operating earnings compared with last year, benefiting from increased refined products demand and improved sales margins, reflecting both lower crude costs and lower operating expenses.

International refining, marketing and transportation earnings also increased significantly in 1997. The higher earnings were primarily attributable to Chevron's 50 percent share of its Caltex affiliate's earnings and reflected significant after-tax currency gains, as Asian currencies generally weakened against the U.S. dollar.

Despite a 7 percent decline in crude oil prices compared with 1996, upstream operating earnings were down less than 4 percent from 1996 levels. International upstream exceeded last year's record profits and increased liquids production by 4 percent, marking the eighth consecutive year of increased production. The overall production increase and lower operating expenses nearly offset the decline in crude oil prices.

Net proved reserves increased despite higher production levels in 1997, reflecting the company's success in growing international operations and maintaining production levels in the United States. In 1997, the company estimates it replaced 115 percent of its worldwide oil and gas production through additions to proved reserves. Excluding the effects of any properties purchased or sold in 1997, the company's reserves replacement rate was 142 percent. Outside the United States, replacement of oil and gas production in Angola, Australia, Nigeria and Indonesia more than offset areas - such as Canada, the United Kingdom and Kazakhstan - where production and sales of producing interests exceeded reserve replacements. In the United States, the company replaced 100 percent of oil and gas production in 1997. Excluding the effects of any properties purchased or sold in 1997, U.S. operations replaced 120 percent of production, the highest rate since 1984.

Sales and other operating revenues were $40.6 billion in 1997, compared with $42.8 billion in 1996 and $36.3 billion in 1995. In 1997, revenues declined on lower crude oil and refined products prices and lower U.S. natural gas production. These factors were mitigated partially by increased refined products sales volumes and higher natural gas prices. Revenues improved in 1996 compared with 1995 primarily because of higher prices and sales volumes for crude oil and natural gas and higher prices for refined products, partially offset by lower refined products sales volumes and chemicals prices. Purchased crude oil and products costs were 11 percent lower in 1997 compared with 1996 because of lower crude oil, refined products and chemicals feedstock prices. Sharply higher crude oil, natural gas and refined products prices accounted for the 27 percent increase in purchased crude oil and products costs in 1996 compared with 1995.

Other income amounted to $679 million in 1997, $344 million in 1996 and $219 million in 1995 and in all years included net gains resulting from the disposition of assets, which caused other income to fluctuate from year to year.

Operating, selling and administrative expenses, excluding the effects of special items, declined 6 percent in 1997 to $6,549 million from $6,947 million in 1996. The reduction in operational expenses in 1997 was due to lower fuel, transportation and marketing costs, partially offset by the cost of the start-up and expansion of chemicals facilities. Operational expenses increased slightly in 1996 compared with 1995, largely because higher fuel and transportation costs and accruals for performance-based employee compensation costs more than offset continued reductions in other expenses. Operating expenses in 1995 were affected adversely by scheduled and unscheduled refinery shutdowns and maintenance.

                                                        Year ended December 31
                                              --------------------------------
Millions of dollars                              1997          1996       1995
------------------------------------------------------------------------------
  Reported Operating Expenses                 $ 5,280       $ 6,007    $ 5,974
  Reported Selling, General and
    Administrative Expenses                     1,533         1,377      1,384
------------------------------------------------------------------------------
    Total Operational Expenses                  6,813         7,384      7,358
  Eliminate Special Charges
    Before Tax                                   (264)         (437)      (514)
------------------------------------------------------------------------------
  Adjusted Ongoing
      Operational Expenses                    $ 6,549       $ 6,947    $ 6,844
------------------------------------------------------------------------------

Depreciation, depletion and amortization expense increased to $2,300 million in 1997 from $2,216 million in 1996 as a result of higher liquids production levels and SFAS No. 121 impairment write-downs of U.S. oil and gas properties. This was offset partially by lower expense from the reassessment and extension of the useful lives of certain U.S. chemicals assets. Expense declined in 1996 from $3,381 million in 1995, which included approximately $1 billion in additional expense from the implementation of SFAS No. 121.

Taxes on income were $2,246 million in 1997, $2,133 million in 1996 and $859 million in 1995, reflecting effective income tax rates of 41 percent, 45 percent and 48 percent for each of the three years, respectively. The lower tax rate in 1997, compared with 1996, primarily reflects a shift in the international earnings mix from higher tax-rate countries to lower tax-rate countries and shifts from foreign earnings to U.S. earnings. The lower tax rate in 1996, compared with 1995, reflects a shift in the international earnings mix from higher tax-rate countries to lower tax-rate countries and a favorable swing in prior-year tax adjustments. These effects were offset partially by a decrease in the proportion of equity earnings recorded on an after-tax basis.

Foreign currency effects increased net income $246 million in 1997 and decreased net income $26 million and $15 million in 1996 and 1995, respectively, and include the company's share of affiliates' foreign currency effects. The foreign currency gains for 1997 primarily occurred in Australia and in the Asian operating areas of Caltex, where the currencies generally weakened against the U.S. dollar. The largest currency impact was in Korea, mostly as a result of local net deferred tax benefits on local currency losses from U.S. dollar-denominated liabilities. The loss on foreign currency effects in 1996 resulted from fluctuations in the value of the United Kingdom and Australian currencies relative to the U.S. dollar, and in 1995, the loss was related to fluctuations in the value of the Canadian and Nigerian currencies.

Effective October 1, 1997, Caltex management changed the functional currency for its Korean and Japanese equity affiliates from their local currencies to the U.S. dollar, based on significantly changed economic facts and circumstances. Previously, the Korean petroleum industry operated in a regulated environment with domestic prices determined by a specific Korean won-based return on equity. During 1997, the pricing of petroleum products was moving toward a market-based return. This trend was accelerated in the fourth quarter 1997 by the severe devaluation of the won, which resulted in higher local currency costs for U.S. dollar-based crude oil and raw materials. In addition, during this period, Caltex's Korean affiliate significantly increased its U.S. dollar-based export sales, moving from a net importer of refined products to a net exporter in 1997.

Japan also has experienced evolving deregulation in its petroleum industry. While not as material as the Korean operations, Caltex management decided to change the functional currency of its Japanese equity affiliate to the U.S. dollar, effective the same date as the Korean change.

With the local currency as the functional currency, Caltex's total reported foreign currency losses of $62 million for the first nine months of 1997 from its Korean and Japanese affiliates compared with foreign currency losses of $46 million for the full year 1996. After the change in functional currency to the U.S. dollar, Caltex reported foreign currency gains of $167 million for the full year 1997 from operations in Korea and Japan. Prior to the change in functional currency, losses from the translation of U.S. dollar-denominated debt to local currency were offset partially by the tax benefit resulting from the deductibility of the losses for local tax purposes. After the change to the U.S. dollar functional currency, translation of the U.S. dollar-denominated debt does not generate any U.S. dollar exchange losses. However, the deductibility of the local currency losses arising from the debt continues to provide tax benefits that are translated to U.S. dollar income.

RESULTS BY MAJOR OPERATING AREAS

Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Exploration and Production
    United States                             $ 1,001     $ 1,087    $     72
    International                               1,252       1,211         690
-----------------------------------------------------------------------------
    Total Exploration and Production            2,253       2,298         762
  Refining, Marketing and Transportation
    United States                                 601         193        (104)
    International                                 298         226         345
-----------------------------------------------------------------------------
    Total Refining, Marketing
       and Transportation                         899         419         241
-----------------------------------------------------------------------------
    Total Petroleum                             3,152       2,717       1,003
  Chemicals                                       228         200         484
  Coal and Other Minerals                          48          46         (18)
  Corporate and Other                            (172)       (356)       (539)
-----------------------------------------------------------------------------
  Net Income                                  $ 3,256     $ 2,607    $    930
-----------------------------------------------------------------------------

SPECIAL ITEMS BY MAJOR OPERATING AREAS
Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Exploration and Production
    United States                             $    29     $   (22)   $   (480)
    International                                  55          69        (121)
------------------------------------------------------------------------------
    Total Exploration and Production               84          47        (601)
  Refining, Marketing and Transportation
    United States                                 (61)        (97)       (179)
    International                                 (69)         59          62
-----------------------------------------------------------------------------
    Total Refining, Marketing
       and Transportation                        (130)        (38)       (117)
------------------------------------------------------------------------------
    Total Petroleum                               (46)          9        (718)
  Chemicals                                         4         (28)        (40)
  Coal and Other Minerals                          (2)         (2)        (65)
  Corporate and Other                             120         (23)       (209)
------------------------------------------------------------------------------
  Total Special Items
    Included in Net Income                    $    76     $   (44)   $ (1,032)
------------------------------------------------------------------------------

U.S. exploration and production earnings, excluding special items, declined
12 percent from record earnings in 1996 but were up 76 percent from 1995 levels. The earnings decline in 1997, relative to 1996, was a result of lower crude oil prices, lower natural gas production and higher exploration expenses. Earnings for 1996 more than doubled from 1995 levels due to higher crude oil and natural gas prices, which more than offset lower liquids production.

Net liquids production for 1997 averaged 343,000 barrels per day, up slightly from 341,000 barrels per day in 1996 but down 2 percent from 350,000 barrels per day in 1995. Net natural gas production in 1997 averaged about 1.85 billion cubic feet per day, compared with 1.88 billion cubic feet per day in 1996 and 1.87 billion cubic feet per day in 1995. The production declines since 1995 resulted from producing property sales and normal field declines, partially offset by new production. The company has several major long-term projects under way, primarily in the Gulf of Mexico, which should help mitigate the decline in its U.S. oil and gas production volumes.

The company's average crude oil realizations of $17.68 per barrel were $1.12 lower than the $18.80 averaged for 1996 but $2.34 more than the $15.34 per barrel averaged in 1995. Realizations remained steady at $15.00 to $16.00 per barrel during 1995. In 1996, Chevron's crude oil realizations increased steadily during the year, reaching an average of $21.93 in December, but declined in early 1997 to about $17.00 by April. Realizations fluctuated around that level until December 1997, when they dropped to $15.66 per barrel, and have continued to decline in early 1998.

U.S. Exploration and Production
Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Earnings, Excluding Special Items           $   972     $ 1,109      $  552
-----------------------------------------------------------------------------
  Asset Write-Offs and Revaluations               (68)        (19)         (7)
   Initial Implementation of SFAS No. 121           -           -        (490)
  Asset Dispositions                              190          17          (2)
  Environmental Remediation Provisions             (6)        (10)         (8)
  Restructurings and Reorganizations              (60)          1           -
  Other                                           (27)        (11)         27
-----------------------------------------------------------------------------
  Total Special Items                              29         (22)       (480)
-----------------------------------------------------------------------------
  Reported Earnings                           $ 1,001     $ 1,087      $   72
-----------------------------------------------------------------------------

The company's average natural gas prices were $2.42 per thousand cubic feet in 1997, up 14 cents from $2.28 in 1996 and up 91 cents from the 1995 average of $1.51. Steady demand and low inventories caused by tight supplies buoyed prices during 1997, but warmer winter weather has softened demand early in 1998.

Exploration expenses were higher in 1997 than either 1996 or 1995, due to increased exploration activity in the Gulf of Mexico as the company evaluates its many prospects. Depreciation expense increased 13 percent in 1997 compared with 1996, primarily as a result of higher impairment write-offs, but declined 44 percent from 1995 levels when the implementation of SFAS No. 121 first required significant asset write-offs.

International exploration and production had record earnings for the second consecutive year. The strong earnings in 1997 primarily reflected higher crude oil sales volumes, which more than offset the decline in crude prices. In
1996, higher crude oil and natural gas sales volumes and higher crude oil prices accounted for the 41 percent increase in operating earnings compared with 1995.

International Exploration and Production

Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Earnings, Excluding Special Items           $ 1,197     $ 1,142      $  811
-----------------------------------------------------------------------------
  Asset Write-Offs and Revaluations                 -         (17)          -
   Initial Implementation of SFAS No. 121           -           -         (81)
  Asset Dispositions                               50          91           -
  Prior-Year Tax Adjustments                       10           -         (22)
  Restructurings and Reorganizations                -          (5)        (10)
  LIFO Inventory Losses                             -           -          (1)
  Other                                            (5)          -          (7)
-----------------------------------------------------------------------------
  Total Special Items                              55          69        (121)
-----------------------------------------------------------------------------
  Reported Earnings                           $ 1,252     $ 1,211      $  690
-----------------------------------------------------------------------------

International exploration and production operations, including production from equity affiliates, increased net liquids production by 4 percent, to 731,000 barrels per day in 1997. This was the eighth consecutive year of production increases, reflecting the company's successful strategy of growing its international operations. Kazakhstan, Nigeria and Congo were the principal sources of the increase. In 1996, net liquids production increased 8 percent over 1995 to 702,000 barrels per day. Production growth in Angola, Nigeria and Kazakhstan and new production in Congo accounted for most of the increase. Net natural gas production declined about 1 percent in 1997 to 576 million cubic feet per day compared with 1996 but was up nearly 2 percent from 1995 levels. Net natural gas production declines in 1997 occurred in Canada, Kazakhstan, the United Kingdom and Indonesia. Partially offsetting these declines was initial natural gas production in Nigeria, where the Escravos Natural Gas Project began operation in 1997. Net natural gas production volumes in 1996 were up 3 percent from 1995 levels.

The company's average international liquids prices, including equity affiliates, were $17.97 per barrel in 1997 compared with $19.48 in 1996 and $16.10 in 1995. Average natural gas prices rose to $2.10 per thousand cubic feet in 1997, compared with $1.86 and $1.73 in 1996 and 1995, respectively.

SELECTED OPERATING DATA
                                                 1997        1996        1995
-----------------------------------------------------------------------------
  U.S. EXPLORATION AND PRODUCTION
  Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                     343         341         350
  Net Natural Gas
    Production (MMCFPD)                         1,849       1,875       1,868
  Natural Gas Sales (MMCFPD) (1)                3,389       3,588       2,815
  Natural Gas Liquids Sales (MBPD) (1)            132         187         213
  Revenues from Net Production
    Crude Oil ($/Bbl)                         $ 17.68     $ 18.80     $ 15.34
    Natural Gas ($/MCF)                       $  2.42     $  2.28     $  1.51

  INTERNATIONAL
  EXPLORATION AND PRODUCTION (1)
  Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                     731         702         651
  Net Natural Gas
    Production (MMCFPD)                           576         584         565
  Natural Gas Sales (MMCFPD)                    1,141         778         564
  Natural Gas Liquids Sales (MBPD)                 43          36          47
  Revenues from Liftings
    Liquids ($/Bbl)                           $ 17.97     $ 19.48     $ 16.10
    Natural Gas ($/MCF)                       $  2.10     $  1.86     $  1.73
  Other Produced Volumes (MBPD) (2)                82          79           -

  U.S. REFINING AND MARKETING
  Gasoline Sales (MBPD)                           591         556         552
  Other Refined Products Sales (MBPD)             602         566         565
  Refinery Input (MBPD)                           933         951         925
  Average Refined Products
    Sales Price ($/Bbl)                       $ 28.93     $ 29.94     $ 26.19

  INTERNATIONAL REFINING AND MARKETING (1)
  Refined Products Sales (MBPD)                   886         944         969
  Refinery Input (MBPD)                           565         537         598

  CHEMICALS SALES AND OTHER OPERATING REVENUES (3)
  United States                               $ 3,045     $ 2,936     $ 3,332
  International                                   588         605         621
-----------------------------------------------------------------------------
  Worldwide                                   $ 3,633     $ 3,541     $ 3,953
-----------------------------------------------------------------------------

MBPD = Thousands of barrels per day; MMCFPD - Millions of cubic feet per day; Bbl = Barrel; MCF = Thousandsof cubic feet.
(1)  Includes equity in affiliates.
(2) Total field production under Boscan operating service agreement in Venezuela beginning July 1, 1996.
(3)  Millions of dollars. Includes sales to other Chevron companies.

Earnings included net foreign currency gains of $77 million for 1997 and losses of $27 million in 1996. These earnings impacts primarily reflected currency rate swings of the U.S. dollar relative to the Australian dollar and the British pound in 1997 and 1996. In 1995, the loss of $16 million reflected rate swings between the U.S. dollar and the Canadian and Nigerian currencies.

U.S. refining, marketing and transportation earnings, excluding special items, in 1997 were the highest since 1988. The significant improvement in earnings compared with 1996 and 1995 was driven by higher demand for refined products and improved sales margins, reflecting both lower crude oil costs and lower operating expenses. 1997 operating earnings were more than double 1996 earnings and nearly 9 times the 1995 level. U.S. downstream results were depressed in 1996 and 1995 by competitive conditions in many of the company's markets that did not allow the full recovery of higher crude oil costs and by the increased manufacturing cost of the California-mandated cleaner-burning gasolines. Market conditions were especially difficult late in 1996 when crude oil prices rose to their highest level since 1991. However, refinery performance in 1996 was improved from 1995, which had extensive scheduled and unscheduled downtime.

Refined products sales volumes increased 6 percent to 1.19 million barrels per day in 1997, compared with 1.12 million barrels per day in 1996 and 1995. About half this increase reflected higher-value gasoline sales volumes.

In 1997, average U.S. refined products sales realizations declined about $1.00, or 3 percent, to $28.93 per barrel from $29.94 in 1996 but improved from 1995 levels of $26.19, reflecting the trend in crude oil prices.

U.S. Refining and Marketing
Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Earnings, Excluding Special Items            $  662      $  290      $   75
-----------------------------------------------------------------------------
  Asset Write-Offs and Revaluations                 -         (48)       (112)
  Asset Dispositions                              (18)          4           -
  Environmental Remediation Provisions            (12)        (29)        (62)
  Restructurings and Reorganizations                -          (1)         (7)
  LIFO Inventory Gains                              -           2           2
  Other                                           (31)        (25)          -
-----------------------------------------------------------------------------
  Total Special Items                             (61)        (97)       (179)
-----------------------------------------------------------------------------
  Reported Earnings (Loss)                     $  601      $  193      $ (104)
-----------------------------------------------------------------------------

International refining, marketing and transportation earnings include international marine operations and equity earnings of the company's Caltex Petroleum Corporation affiliate in addition to earnings from its consolidated refining and marketing subsidiaries. Excluding special items, earnings of $367 million in 1997 more than doubled 1996 earnings of $167 million and were up 30 percent from $283 million earned in 1995. Equity earnings of Caltex were $252 million, $408 million and $294 million for 1997, 1996 and 1995, respectively. Excluding special items, the company's earnings from Caltex's activities were $247 million, $127 million and $213 million, respectively, for 1997, 1996 and 1995.

The higher 1997 operating earnings were largely attributable to Caltex and reflected currency gains of $177 million as Asian currencies generally weakened against the U.S. dollar. The largest currency impact was in Korea, mostly as a result of local net deferred tax benefits on currency losses from U.S. dollar-denominated liabilities. Partially offsetting Caltex's currency gains were inventory valuation losses associated with the recent decline in crude oil prices combined with higher provisions for the noncollectibility of receivables in Asia, together totaling about $50 million. Chevron's share of Caltex earnings in 1997 also included $5 million of favorable LIFO adjustments. Caltex experienced foreign currency losses of $24 million in 1996 and gains of $26 million in 1995. Also in 1996, Caltex earnings benefited $2 million from favorable adjustments to the carrying value of its petroleum inventories to reflect market values and included special gains of $279 million related to the sale of its interest in two Japanese refineries and $2 million of favorable LIFO adjustments. Caltex earnings in 1995 benefited $13 million in inventory adjustments and included net special gains of $81 million, primarily related to a land sale by a Caltex affiliate in Japan.

Results in all three years reflect generally weak industry conditions that have held down product prices and sales margins in the company's major areas of operations.

Chevron's international refined products sales volumes declined 6 percent in 1997 to 886,000 barrels per day from 944,000 barrels per day in 1996 and 969,000 barrels per day in 1995. The primary reason for the decline in 1997 and 1996 volumes was Caltex's sale of its interest in two Japanese refineries in early 1996. Total Caltex refined products sales volumes, excluding transactions with Chevron, decreased 4 percent to 1.15 million barrels per day in 1997, compared with 1.20 million barrels per day in 1996 and 1.33 million barrels per day in 1995.

Overall, international refining and marketing foreign currency effects resulted in gains of $169 million and $19 million in 1997 and 1995, respectively, and losses of $17 million in 1996.

International Refining and Marketing
Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Earnings, Excluding Special Items            $  367      $  167      $  283
-----------------------------------------------------------------------------
  Asset Write-Offs and Revaluations                 -        (200)         (1)
  Asset Dispositions                              (72)        279           -
  Environmental Remediation Provisions              -         (15)          -
  Restructurings and Reorganizations                -           1         (17)
  LIFO Inventory Gains (Losses)                     6          (6)          -
  Other                                            (3)          -          80
-----------------------------------------------------------------------------
  Total Special Items                             (69)         59          62
-----------------------------------------------------------------------------
  Reported Earnings                            $  298      $  226      $  345
-----------------------------------------------------------------------------

Chemicals earnings, excluding special items, were $224 million in 1997, about flat with $228 million in 1996 but down 57 percent from record 1995 results of $524 million. Earnings for 1997 benefited from reduced depreciation expense, as a result of a reassessment and extension of the useful lives of certain assets. This benefit was offset by lower industry prices, higher feedstock and fuel costs, and expenses related to maintenance and expansion activities during the year. Industry overcapacity depressed margins for styrene, paraxylene and polystyrene in 1997, but margins improved for benzene and ethylene. Earnings for 1996 benefited from a nonrecurring receipt of insurance proceeds. A cyclical down-turn in the chemicals industry beginning late in 1995 caused earnings to fall substantially in 1996 and 1997. Although sales volumes remained strong for most of 1996 and 1997, lower prices and higher feedstock and fuel costs resulted in lower margins for most of the company's major chemical products compared with 1995.

Chemicals
Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Earnings, Excluding Special Items            $  224      $  228      $  524
-----------------------------------------------------------------------------
  Asset Write-Offs and Revaluations               (10)        (12)        (14)
    Initial Implementation of SFAS No. 121          -           -         (13)
  Asset Dispositions                               33           -           9
  Environmental Remediation Provisions             (9)          -         (20)
  Restructurings and Reorganizations                -           -          (3)
  LIFO Inventory (Losses) Gains                    (1)          -           1
  Other                                            (9)        (16)          -
-----------------------------------------------------------------------------
  Total Special Items                               4         (28)        (40)
-----------------------------------------------------------------------------
  Reported Earnings                            $  228      $  200      $  484
-----------------------------------------------------------------------------

Coal and other minerals earnings, excluding special items, were about flat at $50 million, compared with $48 million in 1996 and $47 million in 1995. Higher sales volumes and increases in affiliate income in 1997 were offset partially by higher operating costs compared with 1996. Coal earnings were depressed in 1996 and 1995 from an abundance of low-cost hydroelectric power in the western United States, resulting in low coal demand and low prices in both years. Sales in 1997 of approximately 19.6 million tons were up 23 percent from 16 million tons in 1996 and up 15 percent from 17 million tons in 1995. The increase in sales is primarily due to increased demand and low customer inventories.

Coal and Other Minerals
Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Earnings, Excluding Special Items            $   50      $   48      $   47
-----------------------------------------------------------------------------
  Initial Implementation of SFAS No. 121            -           -         (63)
  Restructurings and Reorganizations                -          (2)         (2)
  Other                                            (2)          -           -
-----------------------------------------------------------------------------
  Total Special Items                              (2)         (2)        (65)
-----------------------------------------------------------------------------
  Reported Earnings                            $   48      $   46      $  (18)
-----------------------------------------------------------------------------

Corporate and other activities include interest expense, interest income on cash and marketable securities, real estate and insurance operations, and corporate center costs. Corporate and other net operating charges, excluding special items, declined $41 million to $292 million in 1997 as a result of lower interest expense on reduced debt levels combined with higher interest income and lower insurance costs. In the two preceding years, corporate and other net operating charges were about flat at $333 million in 1996 and $330 million in 1995.

Corporate and Other
Millions of dollars                              1997        1996        1995
-----------------------------------------------------------------------------
  Charges, Excluding Special Items            $  (292)    $  (333)    $  (330)
-----------------------------------------------------------------------------
  Asset Write-Offs and Revaluations                (8)        (41)       (170)
    Initial Implementation of SFAS No. 121          -           -         (12)
  Environmental Remediation Provisions             (8)          -           -
  Prior-Year Tax Adjustments                      142          52           -
  Restructurings and Reorganizations                -          (8)        (11)
  Other                                            (6)        (26)        (16)
------------------------------------------------------------------------------
  Total Special Items                             120         (23)       (209)
------------------------------------------------------------------------------
  Reported Charges                            $  (172)    $  (356)    $  (539)
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES.
Cash, cash equivalents and marketable securities totaled $1.670 billion at year-end 1997, up slightly from $1.637 billion at year-end 1996. Cash provided by operating activities in 1997 was $4.583 billion, compared with $5.770 billion in 1996 and $4.057 billion in 1995. Despite higher 1997 operating earnings, cash from operations declined from 1996 due to lower distributions from equity affiliates and increased working capital and other operating requirements. Distributions from the company's Caltex affiliate were high in 1996 because of its sale of refinery interests. In 1997, cash from operations and proceeds from asset sales were sufficient to fund the company's capital expenditures, dividend payments to stockholders and stock repurchases and also enabled the company to reduce its debt level.

In January 1998, the company announced an increase in the quarterly dividend on its common stock by 3 cents a share, or 5 percent, to 61 cents a share raising Chevron's annualized dividend rate to $2.44 a share. The company's debt and capital lease obligations totaled $6.068 billion at December 31, 1997, down $626 million from $6.694 billion at year-end 1996.

The company's short-term debt, consisting primarily of commercial paper and current portion of long-term debt, totaled $4.362 billion at December 31, 1997. Of the total short-term debt, $2.725 billion was reclassified to long-term debt at year-end 1997, an increase of $925 million from year-end 1996, reflecting an increase in the company's committed credit facilities with termination dates beyond one year. Settlement of these obligations is not expected to require the use of working capital in 1998 because the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on along-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

Significant debt transactions in 1997 included the scheduled first quarter maturity of $138 million of Swiss franc-denominated 4.625 percent debt and the third quarter early redemption of $142 million of 9.75 percent debentures originally due in 2017. The Employee Stock Ownership Plan also retired in January 1997, as scheduled, $50 million of 7.28 percent debt related to the Employee Stock Ownership Plan.

On December 31, 1997, Chevron had $4.050 billion in committed credit facilities with various major banks. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities during the year or at year-end 1997. In addition, Chevron and one of its subsidiaries each have existing "shelf" registrations on file with the Securities and Exchange Commission that together would permit registered offerings of up to $1.3 billion of debt securities.

The company's future debt level is dependent primarily on its capital spending program and its business outlook. The company currently expects its debt level to increase during 1998 and believes it has substantial borrowing capacity to meet unanticipated cash requirements.

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

In December 1997, Chevron announced that its Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock. The company plans to use the repurchased stock for its employee stock option programs. At year-end 1997, the company had purchased 1,199,300 shares at an average cost of $76.49 per share.

FINANCIAL RATIOS.
The current ratio is the ratio of current assets to current liabilities at year-end. Two items negatively affect Chevron's current ratio neither of which, in the company's opinion, affect its liquidity. Current assets in all years include inventories valued on a LIFO basis, which at year-end 1997 were lower than current costs by $1.1 billion. Also, the company continually refinances its commercial paper. At year-end 1997, approximately $600 million of commercial paper, after excluding $2.725 billion reclassified to long-term debt, is classified as a current liability although it is likely to remain outstanding indefinitely.

Financial Ratios
                                                 1997        1996        1995
-----------------------------------------------------------------------------
  Current Ratio                                   1.0         0.9         0.8
  Interest Coverage Ratio                        14.3        10.9         4.1
  Total Debt/Total Debt Plus Equity             25.8%       30.0%       36.7%

The interest coverage ratio is defined as income before income tax expense, plus interest and debt expense and amortization of capitalized interest, divided by before-tax interest costs. Chevron's interest coverage ratio improved significantly in 1997 due to higher before-tax income and lower interest expense. The company's debt ratio (total debt to total debt plus equity) decreased in 1997, as total debt decreased and stockholders' equity increased year to year, due to strong cash flow and net income.

CAPITAL AND EXPLORATORY EXPENDITURES.
Worldwide capital and exploratory expenditures for 1997 totaled $5.541 billion, including the company's equity share of affiliates' expenditures. Capital and exploratory expenditures were $4.840 billion in 1996 and $4.800 billion in 1995. Expenditures for exploration and production accounted for 64 percent of total outlays in 1997, compared with 62 percent in 1996 and 57 percent in 1995. International exploration and production spending was 53 percent of worldwide exploration and production expenditures in 1997, down from 61 percent in 1996 and 68 percent in 1995, reflecting the company's efforts to slow the decline in its U.S. production while continuing its focus on growth of international exploration and production activities.

The company projects 1998 capital and exploratory expenditures at $6.3 billion, including Chevron's share of spending by affiliates. The 1998 program provides $4.0 billion for exploration and production investments, of which about 63 percent is for international projects. Several long-term development projects in the Gulf of Mexico account for a major portion of the projected $1.5 billion to be spent in U.S. exploration and production.

Refining, marketing and transportation expenditures are estimated at about $1.1billion, with $600 million of that planned for projects in the United States, a majority of which will be spent for marketing projects. Most of the international downstream capital program will be focused in Asia-Pacific countries, where the company's Caltex affiliate is upgrading its retail marketing system. The company plans to invest $830 million in the worldwide chemicals business.



Capital and Exploratory Expenditures

                                                 1997                            1996                            1995
                                         --------------------------      --------------------------      --------------------------
                                                 Inter-                          Inter-                          Inter-
Millions of dollars                      U.S.   national      Total      U.S.   national      Total      U.S.   national      Total
-----------------------------------------------------------------------------------------------------------------------------------
Exploration and Production           $ 1,659     $ 1,903    $ 3,562   $ 1,168    $ 1,854    $ 3,022  $   879     $ 1,835    $ 2,714
Refining, Marketing
 and Transportation                      520         602      1,122       429        781      1,210      892         839      1,731
Chemicals                                470         194        664       377        120        497      172          32        204
Coal and Other Minerals                   65          53        118        31         10         41       40           1         41
All Other                                 75           -         75        70          -         70      110           -        110
-----------------------------------------------------------------------------------------------------------------------------------
Total                                $ 2,789     $ 2,752    $ 5,541   $ 2,075    $ 2,765    $ 4,840  $ 2,093     $ 2,707    $ 4,800
-----------------------------------------------------------------------------------------------------------------------------------
Total, Excluding
 Equity Affiliates                   $ 2,487     $ 1,880    $ 4,367   $ 2,037    $ 1,820    $ 3,857  $ 2,080     $ 1,808    $ 3,888
-----------------------------------------------------------------------------------------------------------------------------------



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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; inability of the company's joint venture partners to fund their share of operations and development activities; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

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

The Audit Committee is composed of directors who are not officers or employees of the company. It meets regularly with members of management, the internal auditors and the independent accountants to discuss the adequacy of the company's internal controls, its financial statements and the nature, extent and results of the audit effort. Both the internal auditors and the independent accountants have free and direct access to the Audit Committee without the presence of management.


/s/Kenneth T. Derr               /s/Martin R. Klitten       /s/Stephen J. Crowe
Chairman of the Board               Vice President             Comptroller
and Chief Executive Officer         and Chief Financial
                                    Officer
February 20, 1998

CONSOLIDATED STATEMENT OF INCOME

                                                                                            Year ended December 31
                                                           -------------------------------------------------------
Millions of dollars, except per-share amounts                1997                      1996                   1995
------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues (1)                  $   40,583               $   42,782             $   36,310
Income from equity affiliates                                  688                      767                    553
Other income                                                   679                      344                    219
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                              41,950                   43,893                 37,082
------------------------------------------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products                            20,223                   22,826                 18,033
Operating expenses                                           5,280                    6,007                  5,974
Selling, general and administrative expenses                 1,533                    1,377                  1,384
Exploration expenses                                           493                      455                    372
Depreciation, depletion and amortization                     2,300                    2,216                  3,381
Taxes other than on income (1)                               6,307                    5,908                  5,748
Interest and debt expense                                      312                      364                    401
------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS                            36,448                   39,153                 35,293
------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                             5,502                    4,740                  1,789
Income Tax Expense                                           2,246                    2,133                    859
------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $    3,256               $    2,607             $      930
------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK - BASIC                 $4.97                    $3.99                  $1.43
                                     - DILUTED               $4.95                    $3.98                  $1.43
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          654,990,921              652,769,250            652,083,804
------------------------------------------------------------------------------------------------------------------

(1) Includes consumer excise taxes.                         $5,574                   $5,202                 $4,988

See accompanying notes to consolidated financial statements.




REPORT OF INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF CHEVRON CORPORATION

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chevron Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 1995, the company changed its method of accounting for the impairment of long-lived assets to comply with the provisions of Statement of Financial Accounting Standards No. 121.


/s/ Price Waterhouse LLP


San Francisco, California February 20, 1998

<CAPTION
CONSOLIDATED BALANCE SHEET
                                                                At December 31
                                                     -------------------------
Millions of dollars                                       1997            1996
------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                            $   1,015       $     892
Marketable securities                                      655             745
Accounts and notes receivable
 (less allowance: 1997 - $32; 1996 - $71)                3,374           4,035
Inventories:
   Crude oil and petroleum products                        539             669
   Chemicals                                               547             507
   Materials, supplies and other                           292             255
                                                     -------------------------
                                                         1,378           1,431
Prepaid expenses and other current assets                  584             839
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     7,006           7,942
Long-term receivables                                      471             261
Investments and advances                                 4,496           4,463
Properties, plant and equipment, at cost                49,233          46,936
Less: accumulated depreciation,
   depletion and amortization                           26,562          25,440
                                                     -------------------------
                                                        22,671          21,496
Deferred charges and other assets                          829             692
------------------------------------------------------------------------------
TOTAL ASSETS                                         $  35,473       $  34,854
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                      $   1,637       $   2,706
Accounts payable                                         2,735           3,502
Accrued liabilities                                      1,450           1,420
Federal and other taxes on income                          732             745
Other taxes payable                                        392             534
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                6,946           8,907
Long-term debt                                           4,139           3,650
Capital lease obligations                                  292             338
Deferred credits and
 other noncurrent obligations                            1,745           1,858
Noncurrent deferred income taxes                         3,215           2,851
Reserves for employee benefit plans                      1,664           1,627
------------------------------------------------------------------------------
TOTAL LIABILITIES                                       18,001          19,231
------------------------------------------------------------------------------
Preferred stock (authorized 100,000,000 shares,
   $1.00 par value, none issued)                             -               -
Common stock (authorized 1,000,000,000 shares,
   $1.50 par value, 712,487,068 shares issued)           1,069           1,069
Capital in excess of par value                           2,022           1,874
Deferred compensation                                     (750)           (800)
Currency translation adjustment and other                  (77)             96
Retained earnings                                       17,185          15,408
Treasury stock, at cost (1997 - 56,555,871 shares;
      1996 - 59,401,015 shares)                         (1,977)         (2,024)
------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                              17,472          15,623
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  35,473       $  34,854
==============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                        Year ended December 31
                                                                           -----------------------------------
Millions of dollars                                                             1997        1996*        1995*
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                $  3,256    $  2,607     $    930
  Adjustments
    Depreciation, depletion and amortization                                   2,300       2,216        3,381
    Dry hole expense related to prior years' expenditures                         31          55           19
    Distributions (less than) greater than income from equity affiliates        (353)         83         (129)
    Net before-tax (gains) losses on asset retirements and sales                (344)        207          164
    Net foreign exchange (gains) losses                                          (69)        (10)          47
    Deferred income tax provision                                                622         359         (258)
    Net (increase) decrease in operating working capital (1)                    (288)        641           40
    Other                                                                       (572)       (388)        (137)
-------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES (2)                              4,583       5,770        4,057
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital expenditures                                                        (3,899)     (3,424)      (3,529)
  Proceeds from asset sales                                                    1,235         778          581
  Net sales of marketable securities (3)                                         101          44          144
-------------------------------------------------------------------------------------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES                                      (2,563)     (2,602)      (2,804)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net repayments of short-term obligations                                      (163)     (1,179)        (227)
  Proceeds from issuance of long-term debt                                        26          95          536
  Repayments of long-term debt and other financing obligations                  (421)       (476)        (103)
  Cash dividends paid                                                         (1,493)     (1,358)      (1,255)
  Net sales of treasury shares                                                   173          23           14
-------------------------------------------------------------------------------------------------------------
  NET CASH USED FOR FINANCING ACTIVITIES                                      (1,878)     (2,895)      (1,035)
-------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                   (19)         (2)         (10)
=============================================================================================================
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          123         271          208
CASH AND CASH EQUIVALENTS AT BEGINNING OF  YEAR                                  892         621          413
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR-END                                       $  1,015    $    892     $    621
=============================================================================================================

*Certain amounts were reclassified to conform with the 1997 presentation. See accompanying notes to consolidated financial statements.

  (1) The "Net (increase) decrease in operating working capital"
        is composed of the following:
       Decrease (increase) in accounts and notes receivable                 $    439    $     30     $    (62)
      (Increase) decrease in inventories                                         (11)         60         (162)
       Decrease (increase) in prepaid expenses and other current assets           59          15         (148)
      (Decrease) increase in accounts payable and accrued liabilities           (685)        369          428
      (Decrease) increase  in income and other taxes payable                     (90)        167          (16)
-------------------------------------------------------------------------------------------------------------
         Net (increase) decrease in operating working capital               $   (288)   $    641     $     40
=============================================================================================================
  (2)"Net cash provided by operating activities" includes the following cash payments for interest and income taxes:
       Interest paid on debt (net of capitalized interest)                  $    318    $    361     $    373
       Income taxes paid                                                    $  1,706    $  1,595     $  1,176
=============================================================================================================
  (3)"Net sales of marketable securities" consists of the
       following gross amounts:
       Marketable securities purchased                                      $ (2,724)   $ (3,443)    $ (2,759)
       Marketable securities sold                                              2,825       3,487        2,903
-------------------------------------------------------------------------------------------------------------
         Net sales of marketable securities                                 $    101    $     44     $    144
-------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Number of shares                                                Millions of dollars
                                           ------------------    ---------------------------------------------------------------
                                                                                                   Currency
                                           Common      Common            Capital in  Deferred   Translation
                                            Stock    Stock in    Common   Excess of        Com-  Adjustment   Retained  Treasury
                                           Issued    Treasury     Stock   Par Value  pensation    and Other   Earnings     Stock
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 1, 1995                       712,487,068 (60,736,435)   $1,069      $1,858      $(900)        $175    $14,457   $(2,063)
 Net income                                     -           -         -           -          -           -         930         -
 Cash dividends -
  $1.925 per share                              -           -         -           -          -           -      (1,255)        -
  Tax benefit from dividends
      paid on unallocated
      ESOP shares                               -           -         -           -          -           -          14         -
 Market value adjustments
      on investments                            -           -         -           -          -          23           -         -
 Foreign currency
      translation adjustment                    -           -         -           -          -         (28)          -         -
 Pension plan
      minimum liability                         -           -         -           -          -           4           -         -
 Reduction of ESOP debt                         -           -         -           -         50           -           -         -
 Purchase of treasury shares                    -     (83,028)        -           -          -           -           -        (4)
 Reissuance of treasury shares                  -     659,406         -           5          -           -           -        20
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995                     712,487,068 (60,160,057)   $1,069      $1,863      $(850)       $174     $14,146   $(2,047)
  Net income                                    -           -         -           -          -           -       2,607         -
  Cash dividends -
      $2.08 per share                           -           -         -           -          -           -      (1,358)        -
  Tax benefit from dividends
      paid on unallocated
      ESOP shares                               -           -         -           -          -           -          13         -
  Market value adjustments
      on investments                            -           -         -           -          -         (20)          -         -
  Foreign currency
      translation adjustment                    -           -         -           -          -         (54)          -         -
  Pension plan
      minimum liability                         -           -         -           -          -          (4)          -         -
  Reduction of ESOP debt                        -           -         -           -         50           -           -         -
  Purchase of treasury shares                   -     (69,278)        -           -          -           -           -        (4)
  Reissuance of treasury shares                 -     828,320         -          11          -           -           -        27
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996                     712,487,068 (59,401,015)   $1,069      $1,874      $(800)       $ 96     $15,408   $(2,024)
  Net income                                    -           -         -           -          -           -       3,256         -
  Cash dividends -
      $2.28 per share                           -           -         -           -          -           -      (1,493)        -
  Tax benefit from dividends
      paid on unallocated
      ESOP shares                               -           -         -           -          -           -          14         -
  Market value adjustments
      on investments                            -           -         -           -          -          (4)          -         -
  Foreign currency
      translation adjustment                    -           -         -           -          -        (173)          -         -
  Pension plan
      minimum liability                         -           -         -           -          -           4           -         -
  Reduction of ESOP debt                        -           -         -           -         50           -           -         -
  Share repurchase program                      -  (1,199,300)        -           -          -           -           -       (92)
  Other purchases of treasury shares            -     (55,722)        -           -          -           -           -        (3)
  Reissuance of treasury shares                 -   4,100,166         -         148          -           -           -       142
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997                     712,487,068 (56,555,871)   $1,069      $2,022      $(750)       $(77)    $17,185   $(1,977)
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

Subsidiary and Affiliated Companies
The consolidated financial statements include the accounts of subsidiary companies more than 50 percent owned. Investments in and advances to affiliates in which the company has a substantial ownership interest of approximately 20 percent to 50 percent, or for which the company exercises significant influence but not control over policy decisions, are accounted for by the equity method. Under this accounting, remaining unamortized cost is increased or decreased by the company's share of earnings or losses after dividends.

Oil and Gas Accounting
The successful efforts method of accounting is used for oil and gas exploration and production activities.

Derivatives
Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. Cash flows associated with these derivatives are reported with the underlying hedged transaction's cash flows. If, subsequent to being hedged, underlying transactions are no longer likely to occur, the related derivatives gains and losses are recognized currently in income. Gains and losses on derivatives contracts that do not qualify as hedges are recognized currently in "Other income."

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

Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the company's commitment to a formal plan of action, such as an approved remediation plan or the sale or disposal of an asset. For the company's U.S. and Canadian marketing facilities, the accrual is based on the probability that a future remediation commitment will be required. For oil and gas and coal producing properties, a provision is made through depreciation expense for anticipated abandonment and restoration costs at the end of the property's useful life.

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

The company records the gross amount of its liability based on its best estimate of future costs using currently available technology and applying current regulations as well as the company's own internal environmental policies. Future amounts are not discounted. Recoveries or reimbursements are recorded as an asset when receipt is reasonably assured.

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

Stock Compensation
The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for stock options and presents in Note 18 pro forma net income and earnings per share data as if the accounting prescribed by SFAS No. 123 had been applied

NOTE 2. SPECIAL ITEMS AND OTHER FINANCIAL INFORMATION
Net income is affected by transactions that are unrelated to or are not necessarily representative of the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year as well as affect comparability of results between years.

Listed below are categories of special items and their net increase (decrease) to net income, after related tax effects:

                                                      Year ended December 31
                                              ------------------------------
                                                1997        1996        1995
----------------------------------------------------------------------------
Asset write-offs and revaluations
  Asset impairments                           $  (68)     $  (68)   $      -
  U.K. refining and marketing                      -        (200)          -
  Real estate development assets                   -         (29)       (168)
  New accounting standard (SFAS No. 121)           -           -        (659)
  Adjustment of fixed assets records               -           -         (94)
  Refining assets                                  -           -         (38)
  Other                                          (18)        (40)         (4)
                                             -------     -------     -------
                                                 (86)       (337)       (963)
----------------------------------------------------------------------------
Asset dispositions, net
  Oil and gas properties                         240          80           6
  U.K. refining and marketing exit               (72)          -           -
  Sale of chemicals affiliate                     33           -           -
  Caltex sale of two refineries                    -         279           -
  NGC merger                                       -          32           -
  Other                                          (18)          -           1
                                             -------     -------     -------
                                                 183         391           7
----------------------------------------------------------------------------
Environmental remediation provisions             (35)        (54)        (90)
----------------------------------------------------------------------------
Prior-year tax adjustments                       152          52         (22)
----------------------------------------------------------------------------
Restructurings and reorganizations
  NGC                                            (54)          -           -
  Work-force reductions                           (6)        (14)        (38)
  Caltex                                           -           -         (12)
                                             -------     -------     -------
                                                 (60)        (14)        (50)
----------------------------------------------------------------------------
LIFO inventory gains (losses)                      5          (4)          2
----------------------------------------------------------------------------
Other, net
  Performance stock options                      (66)          -           -
  Litigation and regulatory issues               (24)        (90)        (23)
  Federal lease cost refund                        -          12          27
  Caltex gain related to land sale                 -           -          86
  Miscellaneous, net                               7           -          (6)
                                             -------     -------     -------
                                                 (83)        (78)         84
----------------------------------------------------------------------------
Total special items, after tax                $   76      $  (44)   $ (1,032)
============================================================================

    Other financial information is as follows:

<CAPTION
                                                      Year ended December 31
                                              ------------------------------
                                                1997        1996        1995
----------------------------------------------------------------------------
Total financing interest and debt costs         $411        $472        $543
Less: capitalized interest                        99         108         142
                                                ----        ----        ----
Interest and debt expense                        312         364         401
Research and development expense                 179         182         185
Foreign currency gains (losses) (1)             $246        $(26)       $(15)
============================================================================

(1) Includes $177, $(28) and $25 in 1997, 1996 and 1995, respectively for the company's share of affiliates' foreign currency gains (losses)

The excess of current cost (based on average acquisition costs for the year) over the carrying value of inventories for which the LIFO method is used was $1,089, $1,122 and $917 at December 31, 1997, 1996 and 1995,
respectively.

NOTE 3. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"

Effective October 1, 1995, the
company and its affiliates adopted SFAS No. 121 issued by the Financial Accounting Standards Board. The adoption of this standard required noncash charges to 1995 net income amounting to $659, or $1.01 per share, after related income tax benefits of $358, and was mostly related to impairment write-downs of U.S. oil and gas producing properties.

NOTE 4. INFORMATION RELATING TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

The Consolidated Statement of Cash Flows excludes the following noncash transactions:

During 1997, the company's Venice, Louisiana, natural gas facilities were contributed to a partnership with NGC Corporation. An increase in "Investments and advances" from this merger is considered a non cash transaction and primarily resulted from the contribution of properties, plant and equipment.

During 1996, the company merged substantially all of its natural gas liquids and natural gas marketing businesses with NGC Corporation. The company received cash, a note and shares of NGC Corporation common stock and participating preferred stock in exchange for its contribution of net assets to NGC. Only the cash received is included in the Consolidated Statement of Cash Flows as "Proceeds from asset sales.

Capital lease arrangements of $282 in 1995 were recorded as additions to "Properties, plant and equipment, at cost" and "Capital lease obligations."

There have been other noncash transactions that have occurred during the years presented. These include the acquisition of long-term debt in exchange for the termination of a capital lease obligation; the reissuance of treasury shares for management and employee compensation plans; and changes in assets, liabilities and stockholders' equity resulting from the accounting for the company's ESOP, minimum pension liability and market value adjustments on investments. The amounts for these transactions are not material in the aggregate in relation to the company's financial position.

The major components of "Capital expenditures," and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity in affiliates, presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are presented below:

                                                     Year ended December 31
                                          ---------------------------------
                                               1997        1996        1995
---------------------------------------------------------------------------
Additions to properties,
  plant and equipment (1)                 $   3,840   $   3,250   $   3,611
Additions to investments                        153         195          44
Payments for other liabilities
  and assets, net                               (94)        (21)       (126)
---------------------------------------------------------------------------
Capital expenditures                          3,899       3,424       3,529
Expensed exploration expenditures               462         400         354
Payments of long-term debt
  and other financing obligations                 6          33           5
---------------------------------------------------------------------------
Capital and exploratory expenditures,
  excluding equity affiliates             $   4,367   $   3,857   $   3,888
===========================================================================

(1)Excludes noncash capital lease additions of $282 in 1995.

Certain amounts of cash flows in 1996 and 1995 have been reclassified to conform to the 1997 presentation.

NOTE 5. STOCKHOLDERS' EQUITY

Retained earnings at December 31, 1997 and 1996,include $2,272 and $2,357, respectively, for the company's share of undistributed earnings of equity affiliates.

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

The Rights will expire in November 1998, or they may be redeemed by the company at 5 cents per share prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the company. Twenty million shares of the company's preferred stock have been designated Series A participating preferred stock and reserved for issuance upon exercise of the Rights. No event during 1997 made the Rights exercisable.

In December 1997, the company announced a repurchase program for up to $2 billion of the company's common stock. At December 31, 1997, the company had repurchased 1,199,300 shares at a cost of $92.

NOTE 6. FINANCIAL AND DERIVATIVE INSTRUMENTS

Off-Balance-Sheet Risk
The company utilizes a variety of derivative instruments, both financial and commodity-based, as hedges to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. Relatively straightforward and involving little complexity, the derivative instruments used consist mainly of futures contracts traded on the New York Mercantile Exchange and the International Petroleum Exchange and of natural gas swap contracts entered into principally with major financial institutions. The futures contracts hedge anticipated crude oil purchases and sales and product sales, generally forecast to occur within a 60-to 90-day period. Natural gas swaps are used primarily to hedge firmly committed sales, and the terms of the swap contracts held at year-end 1997 have an average remaining maturity of 51 months. Gains and losses on these derivative instruments offset and are recognized concurrently with gains and losses from the underlying commodities.

In addition, the company in 1997 and 1996 entered into managed programs using swaps and options to take advantage of perceived opportunities for favorable price movements in natural gas. The results of these programs are reflected currently in income and were not material in 1997 or 1996.

The company enters into forward exchange contracts, generally with terms of 90 days or less, as a hedge against some of its foreign currency exposures primarily anticipated purchase transactions forecast to occur within 90 days.

The company enters into interest rate swaps as part of its overall strategy to manage the interest rate risk on its debt. Under the terms of the swaps, net cash settlements, based on the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts, are made either semiannually or annually, and are recorded monthly as "Interest and debt expense." At December 31, 1997, there were four outstanding contracts, with remaining terms of between 11 months and eight years.

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

Fair Value
Fair values are derived either from quoted market prices where available or, in their absence, the present value of the expected cash flows. The fair values reflect the cash that would have been received or paid if the instruments were settled at year-end. At December 31, 1997 and 1996, the fair values of the financial and derivative instruments were as follows:

Long-term debt of $1,414 and $1,850 had estimated fair values of $1,481 and $1,915.

The notional principal amounts of the interest rate swaps totaled $1,050 and $1,199, with approximate fair values totaling $(16) and $(1). The notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms.

The company holds cash equivalents and U.S. dollar marketable securities in domestic and offshore portfolios. Eurodollar bonds, floating-rate notes, time deposits and commercial paper are the primary instruments held.
Cash equivalents and marketable securities had fair values of $1,483 and $1,472. Of these balances, $828 and $727 classified as cash equivalents had average maturities under 90 days, while the remainder, classified as marketable securities, had average maturities of three years and one year.

For other derivatives the contract or notional values were as follows: Crude oil and products futures had net contract values of $4 and $57, approximating their fair values. Forward exchange contracts had contract values of $47 and $231, approximating their fair values. Gas swap contracts, based on notional gas volumes of approximately 75 and 78 billion cubic feet, had negative fair values totaling $(2) and $(8). Deferred gains and losses that have been accrued on the Consolidated Balance Sheet are not material.

NOTE 7. SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC.

At December 31, 1997,Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). In 1997, these operations were conducted primarily by two divisions: Chevron U.S.A. Production Company and Chevron Products Company. Prior to September 1, 1996, Chevron U.S.A. Inc.'s natural gas liquids operations were conducted by its Warren Petroleum Company division, and its natural gas marketing operations were conducted by Chevron U.S.A. Production Company. Beginning September 1, 1996, these operations are carried out through its 28 percent equity ownership in NGC Corporation. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented below:

                                                                Year ended December 31
                                                       -------------------------------
                                                           1997        1996       1995 (1)
--------------------------------------------------------------------------------------
Sales and other operating revenues                     $  28,130  $  29,726  $  24,392
Total costs and other deductions                          26,354     28,331     25,177
Net income (loss)                                          1,484      1,042       (384)
======================================================================================

(1)1995 Net income (loss) includes $(490) for the company's adoption of SFAS No. 121.

                                                                        At December 31
                                                                 ---------------------
                                                                    1997          1996
--------------------------------------------------------------------------------------
Current assets                                                  $  2,854      $  3,126
Other assets                                                      13,867        13,209
Current liabilities                                                3,282         4,035
Other liabilities                                                  4,966         5,300
Net equity                                                         8,473         7,000
======================================================================================

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

OXY U.S.A. brought a lawsuit in its capacity as successor in interest to Cities Service Company, which involved claims for damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation, acquired by Chevron in 1984. A trial with respect to the claims ended in July 1996 with a judgment against the company of $742, including interest that continues to accrue at a rate of 9.55 percent per year. The company has filed an appeal and posted a bond for 1.5 times the amount of the judgment. While the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

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

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at December 31, 1997.

                                                                 Year Ended December 31
                                                             --------------------------
                                                               1997      1996      1995
---------------------------------------------------------------------------------------
  Sales and other operating revenues                         $  591    $  512    $  462
  Total costs and other deductions                              557       564       477
  Net income (loss)                                              28        11       (23)
=======================================================================================

                                                                 At December 31
                                                            -------------------
                                                              1997         1996 (1)
-------------------------------------------------------------------------------
Current assets                                              $  243        $  99
Other assets                                                   897        1,593
Current liabilities                                            666          617
Other liabilities                                              311          356
Net equity                                                     163          719
===============================================================================

(1) Certain amounts in 1996 have been reclassified to conform to 1997 presentation

The 1997 decrease in "Other assets" and "Net equity" was primarily due to the 1997 assignment of an interest-bearing loan agreement to CTC's parent and an associated return of paid-in capital.


NOTE 10. GEOGRAPHIC AND SEGMENT DATA

The geographic and segment distributions of the company's identifiable assets, operating income, and sales and other operating revenues are summarized in the following tables:

                                                                         At December 31
                                                      ---------------------------------
                                                           1997        1996        1995
---------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States
  Petroleum                                           $  13,957   $  14,226   $  14,521
  Chemicals                                               2,828       2,475       2,115
  Coal and Other Minerals                                   483         477         503
                                                      ---------   ---------   ---------
   Total United States                                   17,268      17,178      17,139
---------------------------------------------------------------------------------------
International
  Petroleum                                              13,562      13,893      13,392
  Chemicals                                                 690         514         409
  Coal and Other Minerals                                    54          34          28
                                                      ---------   ---------   ---------
   Total International                                   14,306      14,441      13,829
---------------------------------------------------------------------------------------
  TOTAL IDENTIFIABLE ASSETS                              31,574      31,619      30,968
Corporate and Other                                       3,899       3,235       3,362
---------------------------------------------------------------------------------------
  TOTAL ASSETS                                        $  35,473   $  34,854   $  34,330
=======================================================================================

Identifiable assets for the business segments include all assets associated with operations in the indicated geographic areas, including investments in affiliates. "Corporate and Other" identifiable assets consist primarily of cash and marketable securities, corporate real estate and information systems.

                                                                 Year ended December 31
                                                       --------------------------------
                                                           1997        1996        1995
---------------------------------------------------------------------------------------
OPERATING INCOME
United States
  Petroleum                                            $  2,507    $  1,922    $    (64)
  Chemicals                                                 216         219         689
  Coal and Other Minerals                                    49          58         (42)
                                                       --------    --------    --------
   Total United States                                    2,772       2,199         583
---------------------------------------------------------------------------------------
International
  Petroleum                                               3,042       3,099       2,074
  Chemicals                                                 146          80          96
  Coal and Other Minerals                                    10           6           3
                                                       --------    --------    --------
   Total International                                    3,198       3,185       2,173
---------------------------------------------------------------------------------------
   TOTAL OPERATING INCOME                                 5,970       5,384       2,756
Corporate and Other                                        (468)       (644)       (967)
Income Tax Expense                                       (2,246)     (2,133)       (859)
---------------------------------------------------------------------------------------
   NET INCOME                                          $  3,256    $  2,607    $    930
=======================================================================================

Operating income in 1995 included asset impairment write-downs of $998 in connection with the adoption of SFAS No. 121, as follows: U.S. Petroleum - $754; U.S. Chemicals - $20; U.S. Coal and Other Minerals - $97; International Petroleum - $127. Corporate and Other included other write-downs of $19.

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

Sales and other operating revenues in the following table include both sales to unaffiliated customers and sales from the transfer of products between segments. Sales from the transfer of products between segments and geographic areas are generally at estimated market prices. Transfers between geographic areas are presented as memo items below the table.

                                                                 Year ended December 31
                                                    -----------------------------------
                                                           1997        1996        1995
---------------------------------------------------------------------------------------
SALES AND OTHER
 OPERATING REVENUES
United States
  Petroleum-Refined products                          $  12,586   $  12,295   $  10,677
           -Crude oil                                     4,527       4,836       3,850
           -Natural gas                                   1,978       2,741       1,604
           -Natural gas liquids                             344         992       1,130
           -Other                                           612         683         717
           -Excise taxes                                  3,386       3,231       2,999
           -Intersegment                                    340         587         676
                                                    -----------   ---------   ---------
    Total Petroleum                                      23,773      25,365      21,653
                                                    -----------   ---------   ---------
  Chemicals-Products                                      2,933       2,831       3,157
           -Intersegment                                    112         105         175
                                                    -----------   ---------   ---------
    Total Chemicals                                       3,045       2,936       3,332
                                                    -----------   ---------   ---------
  Coal and Other Minerals                                   359         329         350
                                                    -----------   ---------   ---------
   Total United States                                   27,177      28,630      25,335
---------------------------------------------------------------------------------------
International
  Petroleum-Refined products                              2,998       3,490       2,794
           -Crude oil                                     6,770       7,561       5,526
           -Natural gas                                     590         558         415
           -Natural gas liquids                             209         175         155
           -Other                                           497         501         429
           -Excise taxes                                  2,188       1,959       1,977
           -Intersegment                                      1           3           -
                                                    -----------   ---------   ---------
    Total Petroleum                                      13,253      14,247      11,296
                                                    -----------   ---------   ---------
  Chemicals-Products                                        587         591         600
           -Excise taxes                                      -          12          12
           -Intersegment                                      2           2           9
                                                    -----------   ---------   ---------
    Total Chemicals                                         589         605         621
                                                    -----------   ---------   ---------
  Coal and Other Minerals                                    10          11           7
                                                    -----------   ---------   ---------
   Total International                                   13,852      14,863      11,924
---------------------------------------------------------------------------------------
  Intersegment sales elimination                           (455)       (697)       (860)
---------------------------------------------------------------------------------------
  Corporate and Other                                         9         (14)        (89)
---------------------------------------------------------------------------------------
   TOTAL SALES AND OTHER
    OPERATING REVENUES                                $  40,583   $  42,782   $  36,310
=======================================================================================
  Memo: Intergeographic Sales
        United States                                 $     510   $     695   $     565
        International                                     1,187       1,319       1,077
---------------------------------------------------------------------------------------

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

NOTE 11. LEASE COMMITMENTS

Certain noncancelable leases are classified as capital leases, and the leased assets are included as part of "Properties, plant and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:

                                                                  At December 31
                                                           ---------------------
                                                             1997           1996
--------------------------------------------------------------------------------
Petroleum
  Exploration and Production                               $    5         $    6
  Refining, Marketing and Transportation                      756            806
                                                          -------       --------
                                                              761            812
  Less: accumulated amortization                              371            389
                                                          -------       --------
  Net capitalized leased assets                            $  390         $  423
================================================================================

At December 31, 1997, the future minimum lease payments under operating and capital leases are as follows:

                                                    At December 31
                                         -------------------------
                                         Operating         Capital
Year                                        Leases          Leases
-------------------------------------------------------------------
1998                                        $  140          $  139
1999                                           120              70
2000                                           101              63
2001                                            94              59
2002                                            86              54
Thereafter                                     233             740
-------------------------------------------------------------------
  Total                                     $  774           1,125
----------------------------------------------------
Less: amounts representing interest
  and executory costs                                         (525)
------------------------------------------------------------------
Net present values                                             600
Less: capital lease obligations
  included in short-term debt                                 (308)
------------------------------------------------------------------
 Long-term capital lease obligations                        $  292
==================================================================
Future sublease rental income               $   18          $    -
==================================================================

Rental expenses incurred for operating leases during 1997, 1996 and 1995 were as follows:

                                                   Year ended December 31
                                            -----------------------------
                                              1997       1996        1995
-------------------------------------------------------------------------
Minimum rentals                             $  443     $  438      $  403
Contingent rentals                               5          6           9
                                           -------     ------      ------
  Total                                        448        444         412
Less: sublease rental income                     5         15          14
                                           -------     ------      ------
Net rental expense                          $  443     $  429      $  398
=========================================================================

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

Tengizchevroil (TCO) is a joint venture formed to develop the Tengiz and Korolev oil fields over a 40-year period. In April 1997, Chevron sold
10 percent of its interest in TCO to
an affiliate of LUKoil, a Russian oil company, and Arco. The sale reduces Chevron's ownership to 45 percent. The investment in TCO at December 31, 1997 and 1996, included a deferred payment portion of $429 and $428, respectively, $420 of which is payable to the Republic of Kazakhstan upon the attainment of a dedicated export system with the capability of the greater of 260,000 barrels of oil per day or TCO's production capacity. This portion of the investment was recorded upon formation of the venture as the company believed at the time, and continues to believe, that its payment is beyond a reasonable doubt given the original intent and continuing commitment of both parties to realizing the full potential of the venture over its 40-year life.

Chevron owns 28 percent of NGC Corporation (NGC), a gatherer, processor, transporter and marketer of energy products in North America and the United Kingdom, including natural gas, natural gas liquids, crude oil and electricity. The market value of Chevron's shares of NGC common stock at December 31, 1997, was $679 based on quoted market prices.

Investments in and advances to companies accounted for using the equity method, and other investments accounted for at or below cost, are as follows:

                                                                   At December 31
                                                             --------------------
                                                                 1997        1996
---------------------------------------------------------------------------------
Equity Method Affiliates
  Caltex Group
   Exploration and Production                                 $   438     $   449
   Refining, Marketing and Transportation                       1,863       1,815
---------------------------------------------------------------------------------
        Total Caltex Group                                      2,301       2,264
  Tengizchevroil                                                1,255       1,240
  NGC Corporation                                                 385         416
  Other affiliates                                                347         364
---------------------------------------------------------------------------------
                                                                4,288       4,284
Other, at or below cost                                           208         179
---------------------------------------------------------------------------------
Total investments and advances                                $ 4,496     $ 4,463
=================================================================================

Equity in earnings of companies accounted for by the equity method, together with dividends and similar distributions received from equity method companies for the years 1997, 1996 and 1995, are as follows:

                                                                       Year ended December 31
                                             ------------------------------------------------
                                                 Equity in Earnings                 Dividends
                                             ----------------------    ----------------------
                                               1997    1996    1995      1997    1996    1995
---------------------------------------------------------------------------------------------
Caltex
  Exploration
    and Production                           $  171  $  188  $  156
  Refining, Marketing
    and Transportation                          252     408     294
-------------------------------------------------------------------
    Total Caltex Group                          423     596     450    $  207  $  735  $  305
Tengizchevroil                                  169     110       1         -       -       -
NGC Corporation                                 (35)     19       -         2       1       -
Other                                           131      42     102        96      92     116
---------------------------------------------------------------------------------------------
 Total                                       $  688  $  767  $  553    $  305  $  828  $  421
=============================================================================================

Effective October 1, 1997, Caltex's management changed the functional currency for its Korean and Japanese equity affiliates from their local currencies to the U.S. dollar, based on significantly changed economic facts and circumstances, primarily changing regulatory environments in those countries. Caltex's earnings in 1997 include significant foreign currency gains, mostly related to net deferred tax benefits resulting from local currency losses on the translation of U.S. dollar debt of affiliates.

The company's transactions with affiliated companies are summarized in the following table. These are primarily for the purchase of Indonesian crude oil from CPI, the sale of crude oil and products to CPC's refining and marketing companies, the sale of natural gas to NGC, and the purchase of natural gas and natural gas liquids from NGC.

"Accounts and notes receivable" in the Consolidated Balance Sheet include
$145 and $258 at December 31, 1997 and 1996, respectively, of amounts due from affiliated companies. "Accounts payable" include $57 and $39 at December
31, 1997 and 1996, respectively, of amounts due to affiliated companies.

                                                           Year ended December 31
                                                 --------------------------------
                                                     1997        1996        1995
---------------------------------------------------------------------------------
Sales to Caltex Group                            $  1,335    $  1,708    $  1,330
Sales to NGC Corporation                            1,822         676           -
Sales to other affiliates                               8          18          10
---------------------------------------------------------------------------------
  Total sales to affiliates                      $  3,165    $  2,402    $  1,340
=================================================================================
Purchases from Caltex Group                      $    932    $  1,022    $    934
Purchases from NGC Corporation                        854         269           -
Purchases from other affiliates                        16          41          40
---------------------------------------------------------------------------------
  Total purchases from affiliates                $  1,802    $  1,332    $    974
=================================================================================

The following tables summarize the combined financial information for the Caltex Group and all of the other equity method companies together with Chevron's share. Amounts shown for the affiliates are 100 percent.

                                                      Caltex Group               Other Affiliates                Chevron's Share
                                      ------------------------------------------------------------------------------------------
Year ended December 31                    1997      1996      1995       1997      1996      1995       1997      1996      1995
--------------------------------------------------------------------------------------------------------------------------------
Sales and other operating revenues    $ 17,920  $ 16,895  $ 15,067   $ 16,574  $  6,356  $  2,594   $ 13,827  $ 10,218  $  8,549
Total costs and other deductions        17,147    15,991    14,256     15,770     5,829     2,194     13,118     9,573     7,804
Net income                                 846     1,193       899        556       404       315        688       767       553
================================================================================================================================

                                                      Caltex Group               Other Affiliates                Chevron's Share
                                      ------------------------------------------------------------------------------------------
At December 31                            1997      1996      1995       1997      1996      1995       1997      1996      1995
--------------------------------------------------------------------------------------------------------------------------------
Current assets                        $  2,521  $  2,681  $  2,323   $  3,232  $  3,286   $   877   $  2,289  $  2,284  $  1,527
Other assets                             7,193     6,714     7,794      6,713     6,088     3,888      5,971     5,524     5,414
Current liabilities                      2,991     2,999     3,223      2,565     2,064       413      2,232     2,076     1,863
Other liabilities                        2,131     2,140     1,935      5,448     5,034     3,341      1,740     1,448     1,154
Net equity                               4,592     4,256     4,959      1,932     2,276     1,011      4,288     4,284     3,924
================================================================================================================================

NOTE 13. PROPERTIES,PLANT AND EQUIPMENT

                                                               At December 31                        Year ended December 31
                            -------------------------------------------------  --------------------------------------------
                            Gross Investment at Cost           Net Investment   Additions at Cost(1)   Depreciation Expense
                            ------------------------  -----------------------  --------------------  ----------------------
                                1997    1996    1995     1997    1996    1995    1997   1996   1995      1997   1996   1995
---------------------------------------------------------------------------------------------------------------------------
United States
Petroleum
 Exploration and Production  $18,104 $17,742 $18,209  $ 5,052 $ 4,849 $ 5,010  $1,166 $  974 $  776  $  887 $  785   $1,577
 Refining and Marketing (2)   11,378  11,186  11,136    6,186   6,295   6,520     538    415    887     464    472      564
Chemicals                      3,039   2,587   2,075    1,931   1,552   1,233     470    376    168      92    138      162
Coal and Other Minerals          833     819     857      341     345     359      35     17     33      38     36      135
---------------------------------------------------------------------------------------------------------------------------
Total United States           33,354  32,334  32,277   13,510  13,041  13,122   2,209  1,782  1,864   1,481  1,431    2,438
---------------------------------------------------------------------------------------------------------------------------
International
Petroleum
 Exploration and Production   11,696  10,484  10,951    6,639   5,998   5,463   1,285  1,221  1,421     634    581      712
 Refining and Marketing        2,063   2,259   2,459    1,210   1,387   1,674      57     70    335     111    115      116
Chemicals                        549     393     354      309     163     146     157     37     26      12     24       24
Coal and Other Minerals           55      32      22       53      28      19      26     10      -       1      1        1
---------------------------------------------------------------------------------------------------------------------------
Total International           14,363  13,168  13,786    8,211   7,576   7,302   1,525  1,338  1,782     758    721      853
---------------------------------------------------------------------------------------------------------------------------
Corporate and Other (3)        1,516   1,434   1,968      950     879   1,272      74     76    203      61     64       90
---------------------------------------------------------------------------------------------------------------------------
 Total                       $49,233 $46,936 $48,031  $22,671 $21,496 $21,696  $3,808 $3,196 $3,849  $2,300 $2,216   $3,381
===========================================================================================================================

(1) Net of dry hole expense related to prior years' expenditures of $31, $55 and $19 in 1997, 1996 and 1995, respectively.
(2) Includes transportation.
(3) Includes primarily real estate and management information systems.

Expenses for maintenance and repairs were $738, $626 and $833 in 1997, 1996 and 1995, respectively.

NOTE 14. TAXES

                                               Year ended December 31
                                     --------------------------------
                                         1997        1996        1995
---------------------------------------------------------------------
Taxes other than on income
 United States
  Excise taxes on products
   and merchandise                   $  3,386    $  3,231    $  2,999
  Property and other
   miscellaneous taxes                    274         274         341
  Payroll taxes                           123         123         127
  Taxes on production                     118         121         105
---------------------------------------------------------------------
   Total United States                  3,901       3,749       3,572
---------------------------------------------------------------------
 International
  Excise taxes on products
   and merchandise                      2,188       1,971       1,989
  Property and other
   miscellaneous taxes                    185         157         146
  Payroll taxes                            23          26          30
  Taxes on production                      10           5          11
---------------------------------------------------------------------
   Total International                  2,406       2,159       2,176
---------------------------------------------------------------------
  Total taxes other than on income   $  6,307    $  5,908    $  5,748
=====================================================================

U.S. federal income tax expense was reduced by $93, $77 and $68 in 1997, 1996 and 1995, respectively, for low-income housing and other business tax credits.

In 1997, before-tax income, including related corporate and other charges, for U.S. operations was $2,054, compared with $1,631 in 1996 and a loss of $(331) in 1995, and for international operations was $3,448, $3,109 and $2,120 in 1997, 1996 and 1995, respectively.

The deferred income tax provisions included (costs) benefits of $(304), $(204) and $75 related to properties, plant and equipment in 1997, 1996 and 1995, respectively. Benefits were recorded in 1995 of $358 related to the impairment of long-lived assets and $91 related to the provision for the expected loss from exiting the real estate development business.

                                               Year ended December 31
                                     --------------------------------
                                         1997        1996        1995
---------------------------------------------------------------------
Taxes on income
 U.S. federal
  Current                            $    369    $    360    $    152
  Deferred                                357         165        (289)
 State and local                           81          59          29
---------------------------------------------------------------------
   Total United States                    807         584        (108)
---------------------------------------------------------------------
 International
  Current                               1,174       1,356         937
  Deferred                                265         193          14
  Deferred - Adjustment for enacted
     changes in tax laws/rates              -           -          16
---------------------------------------------------------------------
   Total International                  1,439       1,549         967
---------------------------------------------------------------------
   Total taxes on income             $  2,246    $  2,133    $    859
=====================================================================

The company's effective income tax rate varied from the U.S. statutory federal income tax rate because of the following:

                                                      Year ended December 31
                                                ----------------------------
                                                 1997       1996       1995
----------------------------------------------------------------------------
Statutory U.S. federal income tax rate           35.0%      35.0%      35.0%
Effect of income taxes from international
 operations in excess of taxes at the
 U.S. statutory rate                              9.6       16.8       26.2
State and local taxes on income, net
 of U.S. federal income tax benefit               1.3        0.9        0.9
Prior-year tax adjustments                       (0.3)      (0.2)       0.3
Tax credits                                      (1.7)      (1.6)      (3.8)
All other                                        (1.7)      (3.6)      (3.1)
----------------------------------------------------------------------------
      Consolidated companies                     42.2       47.3       55.5
Effect of recording equity in income
 of certain affiliated companies
 on an after-tax basis                           (1.4)      (2.3)      (7.5)
----------------------------------------------------------------------------
      Effective tax rate                         40.8%      45.0%      48.0%
============================================================================

The company records its deferred taxes on a tax jurisdiction basis and classifies those net amounts as current or noncurrent based on the balance sheet classification of the related assets or liabilities.

At December 31, 1997 and 1996, deferred taxes were classified in the Consolidated Balance Sheet as follows:

                                                         At December 31
                                                  ---------------------
                                                      1997         1996
-----------------------------------------------------------------------
Prepaid expenses and other current assets         $    (13)    $   (136)
Deferred charges and other assets                     (181)        (163)
Federal and other taxes on income                       79            3
Noncurrent deferred income taxes                     3,215        2,851
-----------------------------------------------------------------------
   Total deferred income taxes, net               $  3,100     $  2,555
=======================================================================

The reported deferred tax balances are composed of the following deferred tax liabilities (assets):

                                                        At December 31
                                                  --------------------
                                                      1997        1996
----------------------------------------------------------------------
Properties, plant and equipment                   $  4,724    $  4,534
Inventory                                              151         193
Miscellaneous                                          200         195
----------------------------------------------------------------------
  Deferred tax liabilities                           5,075       4,922
----------------------------------------------------------------------
Abandonment/environmental reserves                    (872)     (1,052)
Employee benefits                                     (596)       (561)
AMT/other tax credits                                 (362)       (586)
Other accrued liabilities                             (202)       (332)
Miscellaneous                                         (382)       (523)
-----------------------------------------------------------------------
  Deferred tax assets                               (2,414)     (3,054)
-----------------------------------------------------------------------
Deferred tax assets valuation allowance                439         687
----------------------------------------------------------------------
  Total deferred taxes, net                       $  3,100    $  2,555
======================================================================

It is the company's policy for subsidiaries included in the U.S. consolidated tax return to record income tax expense as though they filed separately, with the parent recording the adjustment to income tax expense for the effects of consolidation.

Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $4,500 at December 31, 1997. Substantially all of this amount represents earnings reinvested as part of the company's ongoing business. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings.
On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. The company estimates withholding taxes of approximately $196 would be payable upon remittance of these earnings.

NOTE 15. SHORT-TERM DEBT

Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.

The company has entered into interest rate swaps on a portion of its short-term debt. At December 31, 1997 and 1996, the company had swapped notional amounts of $1,050 of floating rate debt to fixed rates. In addition, at December 31,1996, the company had swapped $149 of debt classified as "Current maturities of long-term debt" from a fixed rate to a floating rate. The effect of these swaps on the company's interest expense was not material.

                                                        At December 31
                                                  --------------------
                                                      1997        1996
----------------------------------------------------------------------
Commercial paper (1)                              $  3,352    $  3,583
Current maturities of long-term debt                   303         269
Current maturities of long-term capital leases          35          36
Redeemable long-term obligations
  Long-term debt                                       304         315
  Capital leases                                       273         274
Notes payable                                           95          29
----------------------------------------------------------------------
    Subtotal (2)                                     4,362       4,506
  Reclassified to long-term debt                    (2,725)     (1,800)
----------------------------------------------------------------------
    Total short-term debt                         $  1,637    $  2,706
======================================================================

(1) Weighted average interest rates at December 31, 1997 and 1996, were 6.1% and 5.9%, respectively, including the effect of interest rate swaps.
(2) Weighted average interest rates at December 31, 1997 and 1996, were 6.0% and 5.6%, respectively, including the effect of interest rate swaps.

NOTE 16. LONG-TERM DEBT

Chevron and one of its wholly owned subsidiaries each have "shelf" registrations on file with the Securities and Exchange Commission that together would permit the issuance of $1,300 of debt securities pursuant to Rule 415 of the Securities Act of 1933.

At year-end 1997, the company had $4,050 of committed credit facilities with banks worldwide, $2,725 of which had termination dates beyond one year. The facilities support the company's commercial paper borrowings. Interest on any borrowings under the agreements is based on either the London Interbank Offered Rate or the Reserve Adjusted Domestic Certificate of Deposit Rate. No amounts were outstanding under these credit agreements during the year nor at year-end.

                                                        At December 31
                                                  --------------------
                                                      1997        1996
----------------------------------------------------------------------
8.11% amortizing notes due 2004 (1)                $   750     $   750
7.45% notes due 2004                                   349         349
7.61% amortizing bank loans due 2003                   200         225
5.6% notes due 1998                                    190         190
6.92% bank loans due 2005                               51          51
9.75% sinking-fund debentures due 2017                  38         180
4.625% 200 million Swiss franc issue due 1997 (2)        -         149
7.28% notes due 1997 (1)                                 -          50
Other foreign currency obligations (4.1%) (3)           85          88
Other long-term debt (7.0%) (3)                         54          87
----------------------------------------------------------------------
    Total including debt due within one year         1,717       2,119
      Debt due within one year                        (303)       (269)
      Reclassified from short-term debt              2,725       1,800
----------------------------------------------------------------------
Total long-term debt                              $  4,139    $  3,650
======================================================================

(1) Guarantee of ESOP debt.
(2) Interest rate swaps effectively changed the fixed interest rate to a floating rate, which was 2.24% at year-end 1996.
(3) Less than $50 million individually; weighted average interest rates at December 31, 1997.

At December 31, 1997, the company classified $2,725 of short-term debt as long-term, compared to $1,800 of short-term debt classified as long-term at December 31, 1996. The change results from a greater amount of the company's committed credit facilities with termination dates beyond one year. Settlement of these obligations is not expected to require the use of working capital in 1998, as the company has both the intent and ability to refinance this debt on a long-term basis.

Consolidated long-term debt maturing in each of the five years after December31, 1997, is as follows: 1998-$303, 1999-$121, 2000-$124, 2001-$137 and 2002-$148.

NOTE 17. EMPLOYEE BENEFIT PLANS

Pension Plans
The company has defined benefit pension plans for most employees. The principal plans provide for automatic membership on a noncontributory basis. The retirement benefits provided by these plans are based primarily on years of service and on average career earnings or the highest consecutive three years' average earnings. The company's policy is to fund at least the minimum necessary to satisfy requirements of the Employee Retirement Income Security Act.

The net pension (credit) expense for all of the company's pension plans for the years 1997, 1996 and 1995 consisted of:

                                                    1997      1996     1995
---------------------------------------------------------------------------
Cost of benefits earned during
  the year                                        $  106    $  104   $   99
Interest cost on projected benefit
  obligations                                        274       271      273
Actual return on plan assets                        (697)     (503)    (728)
Net amortization and deferral                        304       129      342
---------------------------------------------------------------------------
Net pension (credit) expense                      $  (13)   $    1   $  (14)
===========================================================================

Settlement gains in 1997, 1996 and 1995, related to lump-sum payments, totaled $29, $28 and $7 respectively. Charges for termination benefits totaled $13 in 1997 and $5 in 1995. There were no charges in 1996.

At December 31, 1997 and 1996, the weighted average discount rates, the long-term rates for compensation increases used for estimating the benefit obligations, and the expected rates of return on plan assets were as follows:

                                                1997    1996
------------------------------------------------------------
Assumed discount rates                          7.3%    7.7%
Assumed rates for compensation increases        5.2%    5.2%
Expected return on plan assets                  9.1%    9.1%
============================================================

The pension plans' assets consist primarily of common stocks, bonds, cash equivalents and interests in real estate investment funds. The funded status for the company's combined plans at December 31, 1997 and 1996, was as follows:

                                                                         Plans with
                                              Plans with Assets         Accumulated
                                                   in Excess of            Benefits
                                                    Accumulated        in Excess of
                                                       Benefits         Plan Assets
                                          -----------------------------------------
At December 31                                 1997       1996       1997      1996
-----------------------------------------------------------------------------------
Actuarial present value of:
 Vested benefit obligations               $  (3,145)  $  (2,932)  $  (250)  $  (231)
-----------------------------------------------------------------------------------
 Accumulated benefit obligations          $  (3,294)  $  (3,072)  $  (258)  $  (237)
===================================================================================
 Projected benefit obligations            $  (3,768)  $  (3,515)  $  (301)  $  (270)
Plan assets at fair values                    4,448       4,156         6         7
-----------------------------------------------------------------------------------
Plan assets greater (less) than
 projected benefit obligations                  680         641      (295)     (263)
Unrecognized net transition
 (assets) liabilities                          (136)       (169)       10        13
Unrecognized net (gains) losses                (206)       (176)       90        68
Unrecognized prior-service costs                 97          79         5         6
Minimum liability adjustment                      -           -       (85)      (67)
-----------------------------------------------------------------------------------
 Net pension cost prepaid
      (accrued)                           $    435     $    375   $  (275)  $  (243)
===================================================================================

The net transition assets and liabilities generally are being amortized by the straight-line method over 15 years.

Profit Sharing/Savings Plan
Eligible employees of the company and certain of its subsidiaries who have completed one year of service may participate in the Profit Sharing/Savings Plan. Charges to expense for the profit sharing part of the Profit Sharing/Savings Plan and the Savings Plus Plan, which was merged with the Profit Sharing/Savings Plan at the end of 1995, after shareholders' approval, were $79, $92 and $99 in 1997, 1996 and 1995, respectively. Commencing in October 1997, the company's Savings Plus Plan contributions are being funded with leveraged ESOP shares.

Employee Stock Ownership Plan (ESOP)
In December 1989, the company established a leveraged ESOP as part of the Profit Sharing/Savings Plan. The ESOP Trust Fund borrowed $1,000 and purchased 28.2 million previously unissued shares of the company's common stock. The ESOP provides a partial pre-funding of the company's future commitments to the profit sharing part of the Plan, which will result in annual income tax savings for the company. The ESOP is expected to satisfy most of the company's obligations to the profit sharing part of the Plan during the next seven years.

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

The company recorded expense for the ESOP of $53, $61 and $67 in 1997, 1996 and 1995, respectively, including $61, $65 and $68 of interest expense related to the ESOP debt. All dividends paid on the shares held by the ESOP are used to service the ESOP debt. The dividends used were $57, $53 and $50 in 1997, 1996 and 1995, respectively.

The company made contributions to the ESOP of $55, $62 and $69 in 1997, 1996 and 1995, respectively, to satisfy ESOP debt service in excess of dividends received by the ESOP. The ESOP shares were pledged as collateral for its debt. Shares are released from a suspense account and allocated to profit sharing accounts of Plan participants, based on the debt service deemed to be paid in the year in proportion to the total of current year and remaining debt service. Compensation expense was $(8), $(4) and $(1) in 1997, 1996 and 1995, respectively. The ESOP shares as of December 31, 1997 and 1996 were as follows:

Thousands                               1997       1996
-------------------------------------------------------
Allocated shares                       9,287      7,805
Unallocated shares                    15,929     17,682
  Total ESOP shares                   25,216     25,487
=======================================================

Management Incentive Plans
The company has two incentive plans, the Management Incentive Plan (MIP) and the Long-Term Incentive Plan (LTIP) for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. The MIP is an annual cash incentive plan that links awards to performance results of the prior year. The cash awards may be deferred by conversion to stock units or, beginning with awards deferred in 1996, stock units or other investment fund alternatives. Awards under the LTIP may take the form of, but are not limited to, stock options, restricted stock, stock units and nonstock grants. Charges to expense for the combined management incentive plans, excluding expense related to LTIP stock options, which is discussed in Note 18, "Stock Options," were $55, $36 and $45 in 1997, 1996 and 1995, respectively.

Chevron Success Sharing
In January 1995, the company established a program that provides eligible employees with an annual cash bonus if the company achieves certain financial and safety goals. The total maximum payout under the program is 8 percent of the employee's annual salary. Charges for the program were $116 and $72 in 1997 and 1996, respectively. There were no expenses accrued for the program in 1995.

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

Nonpension postretirement benefits are not pre-funded by the company, but are paid when incurred. The accumulated postretirement benefit obligation
(APBO) and unrecognized gains and losses for these plans are recorded in the Consolidated Balance Sheet as follows:

                              At December 31, 1997               At December 31, 1996
                      ---------------------------------------------------------------
                        Health     Life      Total       Health      Life       Total
-------------------------------------------------------------------------------------
APBO
 Retirees             $  (495)  $  (356)  $   (851)   $   (456)   $  (327)   $   (783)
 Fully eligible
  active
  participants           (162)      (80)      (242)       (142)       (75)       (217)
 Other active
  participants           (222)      (47)      (269)       (192)       (44)       (236)
-------------------------------------------------------------------------------------
Total APBO               (879)     (483)    (1,362)       (790)      (446)     (1,236)
Fair value
 of plan assets             -         -          -           -          -           -
-------------------------------------------------------------------------------------
APBO greater
 than plan assets        (879)     (483)    (1,362)       (790)      (446)     (1,236)
Unrecognized
 net (gain) loss         (140)       16       (124)       (226)        (4)       (230)
-------------------------------------------------------------------------------------
Accrued
 postretirement
 benefit costs       $ (1,019)  $  (467)  $ (1,486)   $ (1,016)   $  (450)   $ (1,466)
=====================================================================================

The company's net postretirement benefits expense was as follows:

                                             1997                    1996                    1995
                           ----------------------------------------------------------------------
                            Health   Life   Total   Health   Life   Total   Health   Life   Total
-------------------------------------------------------------------------------------------------
Cost of benefits
  earned during
  the year                     $14    $ 3     $17      $16    $ 3    $ 19      $15    $ 3    $ 18
Interest cost
 on benefit
 obligation                     57     33      90       58     33      91       67     30      97
Net amortization
 of gain                       (11)     -     (11)      (8)     -      (8)      (9)    (2)    (11)
-------------------------------------------------------------------------------------------------
Net expense
 for post-
 retirement
 benefits                      $60    $36     $96      $66    $36    $102      $73    $31    $104
=================================================================================================

For measurement purposes, separate health care cost-trend rates were utilized for pre-age 65 and post-age 65 retirees. The 1998 annual rates of change were assumed to be 3.4 percent and 9.2 percent, respectively, before gradually converging to the average ultimate rate of 5.1 percent in 2014 for both pre-age 65 and post-age 65. An increase in the assumed health care cost-trend rates of 1 percent in each year would increase the aggregate of service and interest costs for the year 1997 by $19 and would increase the December 31, 1997 APBO by $122.

At December 31, 1997, the weighted average discount rate was 7.0 percent, and the assumed rate of compensation increase related to the measurement of the life insurance benefit was 5.0 percent.

NOTE 18. STOCK OPTIONS

The company applies APB Opinion No. 25 and related Interpretations in accounting for stock options awarded under its Broad-Based Employee Stock

Option Plan and its Long-Term Incentive Plan, which are described below. Had compensation cost for the company's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share for 1997, 1996 and 1995 would have been the pro forma amounts indicated below:

                                             1997      1996      1995
---------------------------------------------------------------------
Net Income          As reported            $3,256    $2,607      $930
                    Pro forma              $3,302    $2,610      $925

Earnings per share  As reported - basic     $4.97     $3.99     $1.43
                                - diluted   $4.95     $3.98     $1.43
                    Pro forma   - basic     $5.04     $3.99     $1.42
                                - diluted   $5.02     $3.98     $1.42
=====================================================================

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995. In addition, certain options vest over several years, and awards in future years, whose terms and conditions may vary, are anticipated.

Long-Term Incentive Plan
Stock options granted under the LTIP are generally awarded at market price on the date of grant and are exercisable not earlier than one year and not later than 10 years from the date of grant. However, a portion of the LTIP options granted in 1996 had terms similar to the broad-based employee stock options, which are described below. The maximum number of shares of common stock that may be granted each year is 1 percent of the total outstanding shares of common stock as of January 1 of such year.

A summary of the status of stock options awarded under the company's LTIP, excluding awards granted with terms similar to the broad-based employee stock options, for 1997, 1996 and 1995 is presented below:

                                                                Weighted-
                                                                  Average
                                               Options           Exercise
                                                 (000s)             Price
-------------------------------------------------------------------------
Outstanding at December 31, 1994                 5,842             $39.08
=========================================================================
    Granted                                      1,826              48.15
    Exercised                                     (498)             37.09
    Forfeited                                      (83)             47.77
-------------------------------------------------------------------------
Outstanding at December 31, 1995                 7,087             $41.46
=========================================================================
    Granted                                        952              66.00
    Exercised                                     (698)             38.91
    Forfeited                                      (64)             49.45
-------------------------------------------------------------------------
Outstanding at December 31, 1996                 7,277             $44.84
=========================================================================
    Granted                                      1,800              80.78
    Exercised                                     (710)             38.66
    Forfeited                                      (98)             71.54
-------------------------------------------------------------------------
Outstanding at December 31, 1997                 8,269             $52.88
=========================================================================
  Exercisable at December 31
    1995                                         5,336             $39.26
    1996                                         6,330             $41.68
    1997                                         6,504             $45.31
=========================================================================

The weighted-average fair market value of options granted in 1997, 1996 and 1995 was $17.64, $14.18 and $9.06 per share, respectively. The fair market value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rate of 6.1, 6.4 and
6.0 percent; dividend yield of 2.8, 3.3 and 3.9 percent; volatility of 15.2,
16.1 and 17.3 percent and expected life of seven years in all years.

As of December 31, 1997, 8,268,654 shares were under option at exercise prices ranging from $31.9375 to $80.9375 per share. The following table summarizes information about stock options outstanding under the LTIP, excluding awards granted with terms similar to the broad-based employee stock options, at December 31, 1997:

                                Options Outstanding        Options Exercisable
              -------------------------------------    -----------------------
                               Weighted-
                                Average   Weighted-                  Weighted-
  Range of         Number     Remaining     Average         Number     Average
  Exercise    Outstanding   Contractual    Exercise    Exercisable    Exercise
    Prices          (000s)  Life (Years)      Price          (000s)      Price
------------------------------------------------------------------------------
$31 to $41          1,565          3.87      $34.67          1,565      $34.67
 41 to  51          4,067          6.63       44.97          4,067       44.97
 51 to  61             23          8.34       56.91             23       56.91
 61 to  71            855          8.83       66.25            849       66.25
 71 to  81          1,759          9.82       80.82              -           -
------------------------------------------------------------------------------
$31 to $81          8,269          7.02      $52.88          6,504      $45.31
==============================================================================

Broad-Based Employee Stock Options
In 1996, the company granted to all eligible employees an option for 150 shares of stock or equivalents at an exercise price of $51.875 per share.
In addition, a portion of the awards granted under the LTIP had terms similar to the broad-based employee stock options. When the options were issued in February 1996, vesting was contingent upon one of two conditions being met: if, by December 31, 1998, the price of Chevron stock closed at or above $75.00 per share for three consecutive business days or, alternatively, if the company had the highest annual total stockholder return of its competitor group for the years 1994 through 1998. The options vested in June 1997 when the share price performance condition was met.

Options for 7,204,800 shares, including similar-termed LTIP awards, were granted in 1996. Forfeitures of options for 302,500 shares reduced the outstanding option shares to 6,902,300 at December 31, 1996. In 1997, exercises of 4,171,300 and forfeitures of 516,050 had reduced the outstanding option shares to 2,214,950 at year-end 1997. Unexercised options expire on March 31,1999. Under APB Opinion No. 25, the company recorded expenses of $125 and $29 for these options in 1997 and 1996, respectively.

The fair market value of each option share on the date of grant under SFAS No.123 was estimated at $5.66 using a binomial option-pricing model with the following assumptions: risk-free interest rate of 5.1 percent, dividend yield of 4.2 percent, expected life of three years and a volatility of 20.9 percent.

In 1998, the company announced a new broad-based Employee Stock Option Program that granted to all eligible U.S. dollar payroll employees an option that varies from 100 to 300 shares of stock dependent on the employee's salary or job grade. These options vest in two years or, if the company is No. 1 in total shareholder return among its competitor group for the years 1994 through 1998, in one year. Options for approximately 4 million shares were awarded at an exercise price of $76.3125 per share. The options expire on February 11, 2008. Non-U.S. dollar payroll employees, depending on the country of operation, received stock appreciation rights or performance units that are payable only in cash.

NOTE 19. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which became effective for reporting periods ending after December 15, 1997. Under the previous standard, APB No. 15, the company presented a single earnings per share (EPS) amount that was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Under the provisions of SFAS No. 128, the company will present basic and diluted EPS. Basic EPS includes the effects of award and salary deferrals that are invested in Chevron stock units by certain officers and employees of the company. Diluted EPS includes the effects of these deferrals as well as the dilutive effects of outstanding stock options awarded under the LTIP and Broad-based Employee Stock Option Program (See
Note 18. Stock Options). For purposes of comparability, all prior-period earnings-per-share data have been restated to conform with SFAS No. 128. The following table sets forth the computation of basic and diluted EPS:

                                                       1997                             1996                            1995
                             -----------------------------------------------------------------------------------------------
                                  Net     Shares  Per-Share        Net     Shares  Per-Share       Net     Shares  Per-Share
                               Income  (millions)    Amount     Income  (millions)    Amount    Income  (millions)    Amount
----------------------------------------------------------------------------------------------------------------------------
Net income                   $  3,256                         $  2,607                          $  930
Weighted average common
 shares outstanding                        655.0                           652.8                            652.1
Dividend equivalents paid
 on Chevron stock units             2                                3                               3
Deferred awards held as
 Chevron stock units                         1.3                             1.4                              1.4
----------------------------------------------------------------------------------------------------------------------------
BASIC EPS                       3,258      656.3    $  4.97      2,610     654.2     $  3.99       933      653.5      $1.43
Dilutive effects of
 stock options                               2.1                             1.2                               .6
----------------------------------------------------------------------------------------------------------------------------
DILUTED EPS                  $  3,258      658.4    $  4.95   $  2,610     655.4     $  3.98    $  933      654.1      $1.43
============================================================================================================================

Options to purchase 1,731,750 shares of common stock at $80.9375 per share were outstanding at year-end but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire October 29, 2007.


NOTE 20. OTHER CONTINGENT LIABILITIES AND COMMITMENTS

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1987 and 1991, respectively.

In June 1997, the company's Caltex affiliate received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex is challenging the claim and fully expects to prevail. Caltex believes the underlying excise tax claim is wrong and therefore the claim for penalties and interest is wrong. The Caltex claim has been through the appeals process and will next move to court. In February 1998, Caltex provided an initial letter of credit for $2.33 billion to the IRS to pursue the claim. The letter of credit is guaranteed by Chevron and Texaco. In addition, a yet to be decided portion of the claim must be paid in order to proceed to court. Caltex is involved with other IRS tax audits in which no claims have been made.

Settlement of open tax years is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

At December 31, 1997, the company and its subsidiaries, as direct or indirect guarantors, had contingent liabilities of $73 for notes of affiliated companies and $31 for notes of others.

The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements. The aggregate amount of required payments under these various commitments are: 1998-$313; 1999-$347; 2000-$289; 2001-
$207; 2002-$176; 2003 and after-$752. Total payments under the agreements were $243 in 1997, $177 in 1996 and $173 in 1995.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures has had, or will have, any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's operations and related results and are carefully considered by management when evaluating the level of current and future activity in such countries.

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Indonesia and Venezuela. The company's Caltex affiliates have significant operations in Indonesia, Korea, Japan, Australia, Thailand, the Philippines, Singapore and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan.

QUARTERLY RESULTS AND STOCK MARKET DATA
Unaudited
                                                                     1997                                1996
                                        ---------------------------------  ----------------------------------
Millions of dollars,
 except per-share amounts                4TH Q    3RD Q    2ND Q    1ST Q    4TH Q    3RD Q    2ND Q    1ST Q
-------------------------------------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues (1) $ 9,712  $10,130  $ 9,947  $10,794  $11,265  $10,846  $10,514  $10,157
Income from equity affiliates              153      164      193      178       81      104      446      136
Other income                               390       34      134      121      165       99       37       43
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                          10,255   10,328   10,274   11,093   11,511   11,049   10,997   10,336
-------------------------------------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products,
  operating and other expenses           6,603    6,792    6,623    7,511    8,288    7,654    7,516    7,207
Depreciation, depletion
  and amortization                         657      548      549      546      603      558      524      531
Taxes other than on income (1)           1,512    1,670    1,630    1,495    1,550    1,493    1,452    1,413
Interest and debt expense                   85       69       76       82       90       93       85       96
-------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS         8,857    9,079    8,878    9,634   10,531    9,798    9,577    9,247
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE         1,398    1,249    1,396    1,459      980    1,251    1,420    1,089
INCOME TAX EXPENSE                         523      522      573      628      516      596      548      473
-------------------------------------------------------------------------------------------------------------
NET INCOME (2)                         $   875  $   727  $   823  $   831  $   464  $   655  $   872  $   616
-------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE  - BASIC            $1.33    $1.11    $1.26    $1.27    $0.71    $1.00    $1.34    $0.94
                      - DILUTED          $1.33    $1.10    $1.25    $1.27    $0.71    $1.00    $1.33    $0.94
-------------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE                 $0.58    $0.58    $0.58    $0.54    $0.54    $0.54    $0.50    $0.50
-------------------------------------------------------------------------------------------------------------
COMMON STOCK PRICE RANGE  - HIGH       $88 7/8  $89 3/16 $77 1/4  $72 5/8  $68 3/8  $63 3/8  $62 1/8  $58 7/8
                          - LOW        $71 1/2  $73 1/2  $61 3/4  $63 1/2  $60 1/4  $55 7/8  $54 1/2  $51

(1) Includes consumer
     excise taxes of                   $ 1,326  $ 1,487  $ 1,447  $ 1,314  $ 1,357  $ 1,324  $ 1,277  $ 1,244
(2) Special credits (charges)
    included in Net Income             $    68  $    (5) $   (14) $    27  $  (221) $     5  $   172  $     -

The company's common stock is listed on the New York Stock Exchange (trading symbol: CHV), as well as on the Chicago, Pacific, London and Swiss stock exchanges. It also is traded on the Boston, Cincinnati,
Detroit and Philadelphia stock exchanges. As of February 20, 1998, stockholders of record numbered approximately 122,300.
There are no restrictions on the company's ability to pay dividends. Chevron has made dividend payments to stockholders for 86 consecutive years.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
Unaudited


In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS No. 69), this section provides supplemental information on oil and gas exploration and producing activities of the company in six separate tables. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on the company's estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. The Africa geographic area includes activities principally in Nigeria, Angola, Congo and Democratic Republic of Congo. The "Other" geographic category includes activities in Australia, the United Kingdom North Sea, Canada, Papua New Guinea, Venezuela, China and other countries. Amounts shown for affiliated companies are Chevron's 50 percent equity share in P.T. Caltex Pacific Indonesia (CPI), an exploration and production company operating in Indonesia, and its 45 percent (50 percent prior to April 1997) equity share of Tengizchevroil (TCO), an exploration and production partnership operating in the Republic of Kazakhstan.


TABLE I - COSTS INCURRED IN EXPLORATION, PROPERTY ACQUISITIONS AND DEVELOPMENT (1)
                                           Consolidated Companies  Affiliated Companies
                                 --------------------------------  --------------------
Millions of dollars                U.S.  Africa   Other     Total         CPI       TCO   Worldwide
---------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Exploration
  Wells                         $   278  $   99  $  149  $    526      $    2     $   -     $   528
  Geological and geophysical         39      31      59       129          16         -         145
  Rentals and other                  43      17      65       125           -         -         125
---------------------------------------------------------------------------------------------------
  Total exploration                 360     147     273       780          18         -         798
---------------------------------------------------------------------------------------------------
Property acquisitions (2)
  Proved (3)                          3       6      75        84           -         -          84
  Unproved                          101       -      23       124           -         -         124
---------------------------------------------------------------------------------------------------
  Total property acquisitions       104       6      98       208           -         -         208
---------------------------------------------------------------------------------------------------
Development                         918     461     529     1,908         159       152       2,219
---------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED            $ 1,382  $  614  $  900  $  2,896      $  177     $ 152     $ 3,225
===================================================================================================
YEAR ENDED DECEMBER 31, 1996
Exploration
  Wells                         $   357  $   75  $  126  $    558      $    1     $   -     $   559
  Geological and geophysical         16      37      70       123           8         -         131
  Rentals and other                  52      10      54       116           -         -         116
---------------------------------------------------------------------------------------------------
  Total exploration                 425     122     250       797           9         -         806
---------------------------------------------------------------------------------------------------
Property acquisitions (2)
  Proved (3)                          5       1       9        15           -         -          15
  Unproved                           62       2      43       107           -         -         107
---------------------------------------------------------------------------------------------------
  Total property acquisitions        67       3      52       122           -         -         122
---------------------------------------------------------------------------------------------------
Development                         603     465     594     1,662         123        50       1,835
---------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED           $  1,095  $  590  $  896  $  2,581      $  132     $  50    $  2,763
===================================================================================================
YEAR ENDED DECEMBER 31, 1995
Exploration
  Wells                        $    256  $   63  $  141  $    460      $    1     $   -    $    461
  Geological and geophysical          9      29      37        75           9         -          84
  Rentals and other                  47      11      64       122           -         -         122
---------------------------------------------------------------------------------------------------
  Total exploration                 312     103     242       657          10         -         667
---------------------------------------------------------------------------------------------------
Property acquisitions (2)
  Proved (3)                         21      56       -        77           -         -          77
  Unproved                           31       8      12        51           -         -          51
---------------------------------------------------------------------------------------------------
  Total property acquisitions        52      64      12       128           -         -         128
---------------------------------------------------------------------------------------------------
Development                         453     640     568     1,661          97         7       1,765
---------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED           $    817  $  807  $  822  $  2,446      $  107     $   7    $  2,560

(1)Includes costs incurred whether capitalized or charged to earnings. Excludes support equipment expenditures.
(2)Proved amounts include wells, equipment and facilities associated with proved reserves; unproved represent amounts for equipment and facilities not associated with the production of proved reserves.
(3)Does not include properties acquired through property exchanges.

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                                                              Consolidated Companies   Affiliated Companies
                                                ------------------------------------   --------------------
Millions of dollars                                 U.S.  Africa     Other     Total          CPI      TCO   Worldwide
----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1997
Unproved properties                             $    370  $    58  $   236  $    664      $     -  $   378   $   1,042
Proved properties and related producing assets    16,284    3,303    5,644    25,231        1,112      491      26,834
Support equipment                                    503      209      310     1,022          578      209       1,809
Deferred exploratory wells                           120       46       58       224            -        -         224
Other uncompleted projects                           826      549      821     2,196          338      153       2,687
----------------------------------------------------------------------------------------------------------------------
  GROSS CAPITALIZED COSTS                         18,103    4,165    7,069    29,337        2,028    1,231      32,596
----------------------------------------------------------------------------------------------------------------------
Unproved properties valuation                        153       42       98       293            -       -          293
Proved producing properties -
  Depreciation and depletion                      11,657    1,459    2,521    15,637          626       51      16,314
  Future abandonment and restoration                 926      304      177     1,407           44        6       1,457
Support equipment depreciation                       315       79      130       524          343       53         920
----------------------------------------------------------------------------------------------------------------------
  Accumulated provisions                          13,051    1,884    2,926    17,861        1,013      110      18,984
----------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                           $  5,052  $ 2,281  $ 4,143  $ 11,476      $ 1,015  $ 1,121   $  13,612
======================================================================================================================
AT DECEMBER 31, 1996
Unproved properties                             $    301  $    59  $   208  $    568  $     -  $   420   $     988
Proved properties and related producing assets    16,284    2,753    4,267    23,304    1,018      524      24,846
Support equipment                                    525      158      254       937      548      200       1,685
Deferred exploratory wells                           157       43       94       294        -        -         294
Other uncompleted projects                           446      678    1,520     2,644      293       97       3,034
------------------------------------------------------------------------------------------------------------------
  GROSS CAPITALIZED COSTS                         17,713    3,691    6,343    27,747    1,859    1,241      30,847
------------------------------------------------------------------------------------------------------------------
Unproved properties valuation                        150       37       86       273        -        -         273
Proved producing properties -
  Depreciation and depletion                      11,422    1,240    2,259    14,921      557       34      15,512
  Future abandonment and restoration                 996      272      160     1,428       37        4       1,469
Support equipment depreciation                       310       75      137       522      309       46         877
------------------------------------------------------------------------------------------------------------------
  Accumulated provisions                          12,878    1,624    2,642    17,144      903       84      18,131
------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                           $  4,835  $ 2,067  $ 3,701  $ 10,603  $   956  $ 1,157   $  12,716
==================================================================================================================
AT DECEMBER 31, 1995
Unproved properties                             $    329  $    57  $   190  $    576  $     -  $   420   $     996
Proved properties and related producing assets    16,261    1,959    5,334    23,554      900      408      24,862
Support equipment                                    686      138      295     1,119      494      207       1,820
Deferred exploratory wells                           148       40       62       250        -        -         250
Other uncompleted projects                           368    1,010    1,176     2,554      320      112       2,986
------------------------------------------------------------------------------------------------------------------
  GROSS CAPITALIZED COSTS                         17,792    3,204    7,057    28,053    1,714    1,147      30,914
------------------------------------------------------------------------------------------------------------------
Unproved properties valuation                        213       30       95       338        -        -         338
Proved producing properties -
  Depreciation and depletion                      11,282    1,071    3,119    15,472      492       18      15,982
  Future abandonment and restoration               1,062      247      291     1,600       24        2       1,626
Support equipment depreciation                       384       64      179       627      277       30         934
------------------------------------------------------------------------------------------------------------------
  Accumulated provisions                          12,941    1,412    3,684    18,037      793       50      18,880
------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                           $  4,851  $ 1,792  $ 3,373  $ 10,016  $   921  $ 1,097  $   12,034

TABLE III -  RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (1)

The company's results of operations from oil and gas producing activities for the years 1997, 1996 and 1995 are shown in the following table.

Net income from exploration and production activities as reported on Page FS-8 reflects income taxes computed on an effective rate basis. In accordance with SFAS No. 69, income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest expense is excluded from the results reported in Table III and from the net income amounts on Page FS-8.

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING
            ACTIVITIES (1) - Continued

                                                            Consolidated Companies       Affiliated Companies
                                              ------------------------------------   ------------------------
Millions of dollars                               U.S.   Africa    Other     Total     CPI     TCO  Worldwide
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Revenues from net production
  Sales                                       $  1,931   $ 1,782  $  899  $  4,612   $  43  $  283   $  4,938
  Transfers                                      1,799       273     656     2,728     634       -      3,362
-------------------------------------------------------------------------------------------------------------
   Total                                         3,730     2,055   1,555     7,340     677     283      8,300
Production expenses                             (1,272)     (297)   (278)   (1,847)   (246)    (79)    (2,172)
Proved producing properties depreciation,
  depletion and abandonment provision             (737)     (256)   (311)   (1,304)    (81)    (37)    (1,422)
Exploration expenses                              (227)      (66)   (200)     (493)    (16)      -       (509)
Unproved properties valuation                      (16)       (7)    (10)      (33)      -       -        (33)
Other income (expense) (2)                          87       (46)    196       237      10     (13)       234
-------------------------------------------------------------------------------------------------------------
  Results before income taxes                    1,565     1,383     952     3,900     344     154      4,398
  Income tax expense                              (555)     (939)   (365)   (1,859)   (173)    (46)    (2,078)
-------------------------------------------------------------------------------------------------------------
  Results of Producing Operations             $  1,010   $   444  $  587  $  2,041   $ 171  $  108   $  2,320
=============================================================================================================
YEAR ENDED DECEMBER 31, 1996
Revenues from net production
  Sales                                       $  1,695   $   975  $  984  $  3,654   $  45  $  256   $ 3,955
  Transfers                                      2,073     1,181     756     4,010     648       -     4,658
------------------------------------------------------------------------------------------------------------
   Total                                         3,768     2,156   1,740     7,664     693     256     8,613
Production expenses                             (1,252)     (242)   (342)   (1,836)   (213)    (97)   (2,146)
Proved producing properties depreciation,
  depletion and abandonment provision             (678)     (194)   (296)   (1,168)    (80)    (34)   (1,282)
Exploration expenses                              (172)      (85)   (198)     (455)     (8)      -      (463)
Unproved properties valuation                      (12)       (6)     (8)      (26)      -       -       (26)
Other income (expense) (2)                          46       (74)    112        84       8     (13)       79
------------------------------------------------------------------------------------------------------------
  Results before income taxes                    1,700     1,555   1,008     4,263     400     112     4,775
Income tax expense                                (600)   (1,059)   (471)   (2,130)   (212)    (34)   (2,376)
------------------------------------------------------------------------------------------------------------
Results of Producing Operations               $  1,100   $   496  $  537  $  2,133   $ 188  $   78   $ 2,399
============================================================================================================
YEAR ENDED DECEMBER 31, 1995
Revenues from net production
  Sales                                       $  1,189   $   748  $  783  $  2,720  $   35  $  125   $ 2,880
  Transfers                                      1,689       824     662     3,175     583       -     3,758
------------------------------------------------------------------------------------------------------------
   Total                                         2,878     1,572   1,445     5,895     618     125     6,638
Production expenses                             (1,196)     (190)   (400)   (1,786)   (195)    (94)   (2,075)
Proved producing properties depreciation,
  depletion and abandonment provision             (752)     (174)   (316)   (1,242)    (69)    (26)   (1,337)
Exploration expenses                              (102)      (57)   (213)     (372)     (9)      -      (381)
Unproved properties valuation                      (18)       (7)    (11)      (36)      -       -       (36)
New accounting standard for impaired assets       (753)        -    (128)     (881)      -       -      (881)
Other income (expense) (2)                         130       (52)     37       115     (13)      -       102
------------------------------------------------------------------------------------------------------------
  Results before income taxes                      187     1,092     414     1,693     332       5     2,030
Income tax expense                                 (61)     (660)   (246)     (967)   (176)     (4)   (1,147)
------------------------------------------------------------------------------------------------------------
Results of Producing Operations               $    126   $   432  $  168  $    726  $  156  $    1   $   883
============================================================================================================

(1) The value of owned production consumed as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost; this has no effect on the amount of results of producing operations.
(2) Includes gas processing fees, net sulfur income, natural gas contract settlements, currency transaction gains and losses,  miscellaneous expenses, etc. Also includes net income from related oil and gas activities that do not have oil and gas reserves attributed to them (e.g., equity earnings of NGC Corporation, net income from technical and operating service agreements).

    In 1997, the United States includes $290 before-tax gains on sales of producing properties partially offset by a $54 provision for the write-down of assets and restructuring costs in NGC Corporation.
    "Other international" includes $71 before-tax gains from the sale of 10 percent of Chevron's interest in TCO and $18 for the sale of producing properties.

    In 1996, in the United States, a $48 before-tax gain from the merger of the company's natural gas liquids company and natural gas marketing business with NGC Corporation and a $19 refund of federal lease costs were more than offset by litigation, environmental and impairment provisions totaling
    $78 and a loss of $17 on the sale of a producing property. "Other international" in 1996 includes
    $103 of gains on sales of producing properties, partially offset by $33 of asset impairments and employee severance provisions.

    In 1995, before-tax net asset write-offs, asset dispositions, environmental provisions and regulatory issues increased income $15 in the United States. However, in the "Other international" segment, net special charges for litigation and employee severance reduced earnings $29.

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING
            ACTIVITIES (1),(2) - Continued

                                                                       Consolidated Companies   Affiliated Companies
                                                       --------------------------------------   --------------------
Per-unit Average Sales Price and Production Cost (1),(2)    U.S.  Africa      Other     Total          CPI       TCO Worldwide
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
  Average sales prices
    Liquids, per barrel                                $  17.33  $  18.15  $  16.88  $  17.53     $  15.35  $  10.69  $  16.82
    Natural gas, per thousand cubic feet                   2.42         -      2.35      2.40            -       .51      2.35
Average production costs, per barrel                       5.47      2.61      2.89      4.17         5.59      2.78      4.22
==============================================================================================================================
YEAR ENDED DECEMBER 31, 1996
  Average sales prices
    Liquids, per barrel                                $  18.41  $  20.41  $  18.50  $  19.12     $  16.26  $  12.27  $  18.42
    Natural gas, per thousand cubic feet                   2.29         -      2.08      2.25            -       .57      2.21
Average production costs, per barrel                       5.40      2.29      3.31      4.16         4.99      4.15      4.23
==============================================================================================================================
YEAR ENDED DECEMBER 31, 1995
  Average sales prices
    Liquids, per barrel                                $  14.98  $  16.49  $  15.32  $  15.55     $  14.35  $  11.51  $  15.29
    Natural gas, per thousand cubic feet                   1.52         -      1.72      1.56            -       .71      1.55
Average production costs, per barrel                       5.11      2.00      3.83      4.12         4.52      7.73      4.24
==============================================================================================================================
Average sales price for liquids ($/Bbl)
  DECEMBER 1997                                        $  15.63  $  15.60  $  15.09  $  15.48     $  14.16  $   9.40  $  14.91
  December 1996                                           21.07     23.54     19.45     21.54        19.06     13.64     20.68
  December 1995                                           15.47     17.45     16.03     16.25        15.39     11.37     16.01
==============================================================================================================================
Average sales price for natural gas ($/MCF)
  DECEMBER 1997                                        $   2.25  $      -  $   2.76  $   2.31     $      -  $    .63  $   2.26
  December 1996                                            3.73         -      2.24      3.42            -       .81      3.36
  December 1995                                            2.04         -      1.99      2.03            -       .77      2.02
==============================================================================================================================

(1) The value of owned production consumed as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost; this has no effect on the amount of results of producing operations.
(2) Natural gas converted to crude oil equivalent gas (OEG) barrels at a rate of 6 MCF=1 OEG barrel.

TABLE IV - RESERVE QUANTITIES INFORMATION

The company's estimated net proved underground oil and gas reserves and changes thereto for the years 1997, 1996 and 1995 are shown in the following table. Proved reserves are estimated by the company's asset teams composed of earth scientists and reservoir engineers. These proved reserve estimates are reviewed annually by the corporation's reserves advisory committee to ensure that rigorous professional standards and the reserves definitions prescribed by the Securities and Exchange Commission are consistently applied throughout the company.

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

Proved reserves for Tengizchevroil (TCO), the company's affiliate in Kazakhstan, do not include reserves that will be produced when a dedicated export system is in place. In April 1997, Chevron sold 10 percent of its interest in TCO, reducing its ownership to 45 percent.

In June 1997, a consortium, which Chevron will lead and have a 30 percent interest in, was successful in its bid to operate, under a risked service agreement, Venezuela's block LL-652, located in the northeast section of Lake Maracaibo. With an extensive operating program, the company plans to increase production to 115,000 barrels per day from a baseline production rate of 10,000 barrels per day.

Chevron is accounting for LL-652 as an oil and gas activity and has recorded 49 million barrels of proved crude oil reserves. No reserve quantities have been recorded for the company's Boscan service agreement, which began in 1996.


                              NET PROVED RESERVES OF CRUDE OIL, CONDENSATE      NET PROVED RESERVES OF NATURAL GAS
                              AND NATURAL GAS LIQUIDS  Millions of barrels                              Billions of cubic feet
                            -----------------------------------------------    -------------------------------------------------
                                  Consolidated Companies  Affiliates                Consolidated Companies  Affiliates
                              --------------------------  ----------  World-   ---------------------------  -----------   World-
                              U.S.  Africa  Other  Total  CPI    TCO   wide      U.S.  Africa  Other  Total  CPI    TCO     wide
--------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
JANUARY 1, 1995             1,200      804    465  2,469  603  1,095  4,167    5,576        -  2,722  8,298  151  1,518   9,967
Changes attributable to:
  Revisions                    25       62     74    161  (28)     2    135        3       62     71    136   13      2     151
  Improved recovery             7       36     66    109   42      -    151        7        -     23     30    -      -      30
  Extensions
   and discoveries             87      137     14    238    -      -    238      609       22    175    806    6      -     812
  Purchases (1)                 3       25      -     28    -      -     28       48        -      2     50    -      -      50
  Sales (2)                    (6)       -     (5)   (11)   -      -    (11)     (29)       -    (23)   (52)   -      -     (52)
Production                   (129)     (95)   (76)  (300) (55)   (10)  (365)    (682)       -   (176)  (858) (15)   (15)   (888)
-------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
DECEMBER 31, 1995           1,187      969    538  2,694  562  1,087  4,343    5,532       84  2,794  8,410  155  1,505  10,070
Changes attributable to:
  Revisions                    (9)      73     24     88   (4)    69    153     (225)     209    489    473   (1)   (18)    454
  Improved recovery            38       22     22     82   60      -    142       20        -     16     36    1      -      37
  Extensions
   and discoveries             63       74      6    143    2      -    145      676        -      7    683   15      -     698
  Purchases (1)                 2        -      -      2    -      -      2        5        -     11     16    -      -      16
  Sales (2)                    (7)       -    (32)   (39)   -      -    (39)     (47)       -    (11)   (58)   -      -     (58)
Production                   (125)    (106)   (76)  (307) (54)   (21)  (382)    (686)       -   (171)  (857) (18)   (25)   (900)
--------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
DECEMBER 31, 1996           1,149    1,032    482  2,663  566  1,135  4,364    5,275      293  3,135  8,703  152  1,462  10,317
Changes attributable to:
  Revisions                     8      (16)    38     30   37     92    159      (98)     (67)   211     46   19    120     185
  Improved recovery           139       72      7    218   27      -    245      111        -      1    112    5      -     117
  Extensions
   and discoveries             57      156     14    227    4      -    231      470        -     12    482    2      -     484
  Purchases (1)                 -        -     51     51    -      -     51        3        -      1      4    -      -       4
  Sales (2)                   (32)       -     (1)   (33)   -   (120)  (153)     (95)       -     (7)  (102)   -    (156)  (258)
Production                   (125)    (113)   (72)  (310)  (56)  (25)  (391)    (675)      (3)  (166)  (844) (17)    (25)  (886)
-------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
DECEMBER 31, 1997           1,196    1,131    519  2,846   578 1,082  4,506    4,991      223  3,187  8,401  161   1,401  9,963
===============================================================================================================================
Developed reserves
-------------------------------------------------------------------------------------------------------------------------------
  At January 1, 1995        1,097      546    293  1,936   499   414  2,849    4,919        -  1,508  6,427  135     574  7,136
  At December 31, 1995      1,061      596    371  2,028   457   406  2,891    4,929       84  1,726  6,739  140     562  7,441
  At December 31, 1996      1,027      658    281  1,966   448   500  2,914    4,727      293  1,634  6,654  136     643  7,433
  At December 31, 1997      1,025      721    293  2,039   435   532  3,006    4,391      223  1,695  6,309  145     688  7,142
===============================================================================================================================

(1) Includes reserves acquired through property exchanges.
(2) Includes reserves disposed of through property exchanges.

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

TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED
          TO PROVED OIL AND GAS RESERVES - Continued

                                                              Consolidated Companies  Affiliated Companies
                                          ------------------------------------------  --------------------
Millions of dollars                             U.S.    Africa      Other      Total        CPI        TCO    Worldwide
-----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1997
Future cash inflows from production       $  28,270  $  16,560  $  16,860  $  61,690   $  9,240  $  10,890    $  81,820
Future production and development costs     (14,030)    (4,810)    (5,090)   (23,930)    (6,340)    (6,550)     (36,820)
Future income taxes                          (4,710)    (6,630)    (4,330)   (15,670)    (1,390)      (600)     (17,660)
-----------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows            9,530      5,120      7,440     22,090      1,510      3,740       27,340
10 percent midyear annual discount for
  timing of estimated cash flows             (3,910)    (1,780)    (3,290)    (8,980)      (650)     (2,710)    (12,340)
-----------------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS                   $   5,620  $   3,340  $   4,150  $  13,110   $    860  $    1,030   $  15,000
=======================================================================================================================
AT DECEMBER 31, 1996
Future cash inflows from production       $  45,620  $  24,220  $  19,560  $  89,400   $ 12,220  $  16,040    $ 117,660
Future production and development costs     (14,430)    (3,840)    (4,590)   (22,860)    (7,560)    (5,330)     (35,750)
Future income taxes                         (11,170)   (12,560)    (5,290)   (29,020)    (2,210)    (4,220)     (35,450)
-----------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows           20,020      7,820      9,680     37,520      2,450      6,490       46,460
10 percent midyear annual discount for
  timing of estimated cash flows             (8,250)    (2,700)    (4,300)   (15,250)    (1,020)    (5,070)     (21,340)
-----------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
  Future Net Cash Flows                   $  11,770  $   5,120  $   5,380  $  22,270   $  1,430  $   1,420    $  25,120
=======================================================================================================================
AT DECEMBER 31, 1995
Future cash inflows from production       $  30,200  $  17,570  $  15,340  $  63,110   $  9,530  $  15,630    $  88,270
Future production and development costs     (14,140)    (4,350)    (4,600)   (23,090)    (5,700)    (7,140)     (35,930)
Future income taxes                          (5,390)    (7,910)    (3,660)   (16,960)    (1,950)    (3,350)     (22,260)
-----------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows           10,670      5,310      7,080     23,060      1,880      5,140       30,080
10 percent midyear annual discount for
  timing of estimated cash flows             (4,260)    (1,830)    (3,140)    (9,230)      (800)    (3,700)     (13,730)
-----------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
  Future Net Cash Flows                   $   6,410  $   3,480  $   3,940  $  13,830   $  1,080  $   1,440    $  16,350
=======================================================================================================================

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE
           NET CASH FLOWS FROM PROVED RESERVES

                                           Consolidated Companies    Affiliated Companies                  Worldwide
                                         ------------------------  ----------------------  -------------------------
Millions of dollars                         1997     1996    1995    1997    1996    1995     1997     1996     1995
--------------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT JANUARY 1               $22,270  $13,830 $ 9,720  $2,850  $2,520  $1,900  $25,120  $16,350  $11,620
--------------------------------------------------------------------------------------------------------------------
Sales and transfers of oil and gas
  produced, net of production costs       (5,493)  (5,828) (4,109)   (635)   (639)   (454)  (6,128)  (6,467)  (4,563)
Development costs incurred                 1,908    1,662   1,661     311     173     104    2,219    1,835    1,765
Purchases of reserves                        173       28     230       -       -       -      173       28      230
Sales of reserves                           (238)    (353)   (116)   (140)      -       -     (378)    (353)    (116)
Extensions, discoveries and improved
  recovery, less related costs             2,161    3,745   2,927     104     316     165    2,265    4,061    3,092
Revisions of previous quantity estimates     535      969   1,979     980      59    (723)   1,515    1,028    1,256
Net changes in prices, development
  and production costs                   (20,440)  13,495   3,602  (3,570)    721   1,756  (24,010)  14,216    5,358
Accretion of discount                      3,673    2,236   1,513     516     418     310    4,189    2,654    1,823
Net change in income tax                   8,561   (7,514) (3,577)  1,474    (718)   (538)  10,035   (8,232)  (4,115)
--------------------------------------------------------------------------------------------------------------------
  Net change for the year                 (9,160)   8,440   4,110    (960)    330     620  (10,120)   8,770    4,730
--------------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT DECEMBER 31             $13,110  $22,270 $13,830  $1,890  $2,850  $2,520  $15,000  $25,120  $16,350
====================================================================================================================

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. Changes in the timing of production are included with "Revisions of previous quantity estimates."

FIVE-YEAR FINANCIAL SUMMARY (1)
Millions of dollars, except per-share amounts       1997       1996       1995       1994     1993
--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA
REVENUES
Sales and other operating revenues
  Refined products                             $  15,584  $  15,785  $  13,471  $  14,328  $  16,089
  Crude oil                                       11,297     12,397      9,376      8,249      8,501
  Natural gas                                      2,568      3,299      2,019      2,138      2,156
  Natural gas liquids                                553      1,167      1,285      1,180      1,235
  Other petroleum                                  1,109      1,184      1,144        944        967
  Chemicals                                        3,520      3,422      3,758      3,065      2,708
  Coal and other minerals                            369        340        358        416        447
  Excise taxes                                     5,574      5,202      4,988      4,790      4,068
  Corporate and other                                  9        (14)       (89)        20         20
----------------------------------------------------------------------------------------------------
Total sales and other operating revenues          40,583     42,782     36,310     35,130     36,191
Income from equity affiliates                        688        767        553        440        440
Other income                                         679        344        219        284        451
----------------------------------------------------------------------------------------------------
TOTAL REVENUES                                    41,950     43,893     37,082     35,854     37,082
COSTS, OTHER DEDUCTIONS AND INCOME TAXES          38,694     41,286     36,152     34,161     35,817
----------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGES IN ACCOUNTING PRINCIPLES          $   3,256  $   2,607  $     930  $   1,693  $   1,265
CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                -          -          -        -            -
----------------------------------------------------------------------------------------------------
NET INCOME                                     $   3,256  $   2,607  $     930  $   1,693  $   1,265
====================================================================================================
PER SHARE OF COMMON STOCK:
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES - BASIC       $4.97      $3.99      $1.43    $2.60        $1.94
                                     - DILUTED     $4.95      $3.98      $1.43    $2.59        $1.94
CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                               -          -          -        -            -
----------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK - BASIC       $4.97      $3.99      $1.43    $2.60        $1.94
                                     - DILUTED     $4.95      $3.98      $1.43    $2.59        $1.94
====================================================================================================
Cash Dividends Per Share                           $2.28      $2.08     $1.925    $1.85        $1.75
====================================================================================================
CONSOLIDATED BALANCE SHEET DATA (YEAR-END)
Current assets                                 $   7,006  $   7,942  $   7,867  $ 7,591      $ 8,682
Properties, plant and equipment (net)             22,671     21,496     21,696   22,173,      21,865
Total assets                                      35,473     34,854     34,330   34,407       34,736
Short-term debt                                    1,637      2,706      3,806    4,014        3,456
Other current liabilities                          5,309      6,201      5,639    5,378        7,150
Long-term debt and capital lease obligations       4,431      3,988      4,521    4,128        4,082
Stockholders' equity                              17,472     15,623     14,355   14,596       13,997
    Per share                                   $  26.64   $  23.92   $  22.01  $ 22.40      $ 21.49
====================================================================================================
SELECTED DATA
Return on average stockholders' equity             19.7%      17.4%       6.4%    11.8%         9.1%
Return on average capital employed                 15.0%      12.7%       5.3%     8.7%         6.8%
Total debt/total debt plus equity                  25.8%      30.0%      36.7%    35.8%        35.0%
Capital and exploratory expenditures (2)        $  5,541  $   4,840   $  4,800  $ 4,819      $ 4,440
Common stock price  - High                      $89 3/16  $68 3/8     $53 5/8   $49 3/16   $49 3/8
    - Low                                       $61 3/4   $51         $43 3/8   $39 7/8    $33 11/16
     - Year-end                                 $77       $65         $52 3/8   $44 5/8    $43 9/16
Common shares outstanding
 at year-end (in thousands)                      655,931    653,086   652,327   651,751     651,478
Weighted average shares
 outstanding for the year (in thousands)         654,991    652,769   652,084   651,672     650,958
Number of employees at year-end (3)               39,362     40,820    43,019    45,758      45,576
===================================================================================================

(1) Comparability between years is affected by changes in accounting methods: 1997, 1996 and 1995 reflect adoption of Statement of Financial
    Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of
    Long-Lived Assets and for Long-Lived Assets to be Disposed of".
    Share and per-share amounts for all years reflect the two-for-one stock split in May 1994.
(2) Includes equity in affiliates' expenditures.  $1,174       $983      $912      $846      $701
(3) Includes service station personnel.

                                    FS-38


















                          CALTEX GROUP OF COMPANIES
                        COMBINED FINANCIAL STATEMENTS




                              December 31, 1997

                          CALTEX GROUP OF COMPANIES
                        COMBINED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





                                    INDEX





                                                             Page
                                                            ------

General Information                                        C-3 to C-6

Independent Auditors' Report                                  C-7

Combined Balance Sheet                                     C-8 to C-9

Combined Statement of Income                                  C-10

Combined Statement of Stockholders' Equity                    C-11

Combined Statement of Cash Flows                              C-12

Notes to Combined Financial Statements                     C-13 to C-24










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

                          CALTEX GROUP OF COMPANIES
                             GENERAL INFORMATION


The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. and was created in 1936 by its two owners to produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:


- Caltex Petroleum Corporation, a company incorporated in Delaware that, through its many subsidiaries and affiliates, conducts refining, transporting, and marketing activities in the Eastern Hemisphere;

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

    A brief description of each company's operations and other items follow:

Caltex Petroleum Corporation (Caltex)
-------------------------------------

Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries, principally in Africa, Asia, the Middle East, New Zealand and Australia. Caltex is involved in all aspects of the downstream business: refining, distribution, shipping, storage, marketing, supply and trading operations. At year end 1997, Caltex had over 7,600 employees, of which approximately 3% were located in the United States.

The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 13 refineries with a refining capacity of more than 900,000 barrels per day. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Additionally, it has interests in two lubricant refineries, six asphalt plants, 17 lubricating oil blending plants and more than 500 ocean terminals and depots. Caltex also has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines. Caltex sales of crude oil and petroleum products were 1.4 million barrels per day in 1997.

Caltex and its affiliates maintain a strong marketing presence through a network of 7,900 retail outlets, of which 4,600 are branded as Caltex. It also operates 305 Star Mart convenience stores. A significant portion of the $2.3 billion that Caltex plans to invest over the next three years is targeted to stimulate retail growth and continue the roll-out of the company's new corporate and retail image.

Caltex introduced a new corporate and retail identity in 1996 and is actively pursuing its objective of reimaging over 3,000 branded sites by 2000. Underperforming stations with poor prospects for improvement are being eliminated. New Caltex Star Mart convenience stores anchor many high-volume station locations. Many stations also include new ancillary revenue centers such as quick-service restaurants, auto lube bays and brushless car washes.

In 1997, Caltex continued its refinery upgrade projects in the Philippines and Korea and enhanced its role in Australia through an affiliate's acquisition of the remaining 50% interest in Australian Petroleum Pty. Limited
(APPL) thereby becoming the largest oil company in Australia. It also continued to make inroads into emerging countries such as China, Vietnam, Indonesia and India in selected product markets. Caltex increased its market share in Thailand by acquiring British Petroleum's retail service station network of 47 sites, and has entered the independent power producer market in Japan through an affiliate.

In addition to the retail initiatives, Caltex has created specialized business units that are helping Caltex operating companies position themselves for larger shares of the high-growth markets for lubricating oils and greases, aviation fuels, and liquefied petroleum gas. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore. Caltex is also active in the petrochemical business, particularly in Japan and Korea.

                          CALTEX GROUP OF COMPANIES
                             GENERAL INFORMATION

P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

CPI holds a Production Sharing Contract in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for eight other petroleum contract areas, with 33 fields, which are jointly held by Chevron and Texaco. Exploration is pursued through an area comprising 18.3 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 1997 was over 765,000 barrels per day. CPI entitlements are sold to its stockholders, who use them in their systems or sell them to third parties. At year end 1997, CPI had approximately 6,100 employees, all located in Indonesia.


American Overseas Petroleum Limited (AOPL)
------------------------------------------

In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages selective contract areas for Texaco's and Chevron's undivided interests in Indonesia, excluding Sumatra. At year end, AOPL had approximately 250 employees, of which 6% were located in the United States.


Economic Uncertainties
----------------------

During the second half of 1997, many of the countries in the Pacific Rim experienced major devaluations in their currencies compared to the U.S. dollar. The Group has significant operations (either subsidiary or affiliate) in most of the "currency crisis" areas (Indonesia, Korea, Philippines, Thailand and Malaysia), which are material to the Group's net income, cash flows and capital. Such operations accounted for approximately 84% of the Group's earnings in 1997. The economies and related oil consumption in the areas involved are being negatively affected by the crisis. In some cases, normal short-term trade related financing provided by international banks has been curtailed.

The devaluations in these five countries resulted in significant net exchange gains of $211 million, $73 million of pre-tax exchange losses offset by $284 million in net local tax benefits, inclusive of amounts applicable to equity affiliates. The tax benefits resulted from the increase in the amount of local currencies required to repay debt denominated in U.S. dollars. These tax benefits are reflected in the income statement but the increased local currency debt amounts are not, as there is no change in the U.S. dollar value of the debt. A significant portion of the tax benefit has been recorded as a deferred tax asset to be realized based on future local currency taxable income. Reported earnings include additional reserves for potential bad debts related to the currency crisis of $48 million.

Local currency selling prices for petroleum products in these markets could not be immediately increased to fully recover prior dollar margins. The most significant uncertainties that will affect Group operating results and cash flows in these areas in 1998 are the ability to raise local currency selling prices and restore dollar marketing margins, continued weak regional refining margins and reduced demand and liquidity concerns relative to its operating companies and their customers. Certain subsidiaries of Caltex Petroleum Corporation, beginning in January 1998, provided short-term trade financing of up to $500 million for a four-month period to its Korean affiliate.
This support is considered temporary.

The Group is further focusing on cost management and its recurring capital investment in the areas involved. While the impact of the crisis on period operating results has been, and is expected to continue to be significant, the Group does not expect this will have a material effect on its consolidated financial position or liquidity.

                          CALTEX GROUP OF COMPANIES
                             GENERAL INFORMATION


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

The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1997, the Group, including its equity share of affiliates, incurred total costs of approximately $160 million, including capital costs of $98 million and nonremediation related operating expenses of $62 million. The major component of the Group's expenditures is for the prevention of air pollution. As of December 31, 1997, the Group had accrued $110 million for various known remediation activities, including $88 million relating to the future cost of restoring and abandoning existing oil and gas properties.

While the Group has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. However, the Group believes that future environmental expenditures will not materially affect its financial position or liquidity.


Year 2000 Compliance Issues
---------------------------

The Group's computer systems, software and mechanical equipment containing embedded technology are impacted by the year 2000 programming problems. Older programs may incorrectly interpret this date causing systems And equipment to shut down, produce erroneous information or malfunction.

The Group has established various teams to address these issues. While it is not possible at this time to quantify the impact of this problem on the operations of the Group, evaluations are currently underway to assess the risks and compliance issues the Group is facing. Strategies are being developed to mitigate risks, and correct various system and mechanical problems already identified. The Group is also working with customers and suppliers to ensure that data interfaces, equipment, software and other issues have been properly identified and measures taken to protect the operations of the Group from problems outside the organization.

Much of the cost of compliance is included in planned system or equipment upgrades already scheduled or underway, although certain programs will be accelerated to ensure that major problems are properly addressed before the target dates. Other costs which are classified as incremental expenses will represent a redeployment of existing resources. At this time, estimates of the total incremental costs to be incurred to correct these issues are unavailable. However, the Group believes that the cost of compliance with these issues will not have a material effect on the Group's combined financial position, results of operations or liquidity.


Refining Synergies
------------------

During 1997, Caltex' Thailand affiliate, Star Petroleum Refining Company
(SPRC), and Rayong Refining Company (RRC), an affiliate of the Royal Dutch Petroleum Company, signed a Memorandum of Understanding to pursue an operating alliance to optimize the operations of the two nearby refineries as a single economic group. Significant economic benefits are possible from this arrangement. SPRC and RRC are currently evaluating various proposed structures and synergies, as well as conducting discussions with lenders to ensure proper concurrences are obtained. To date, discussions are still in the early stages and no legally binding agreements have been executed.

                          CALTEX GROUP OF COMPANIES
                             GENERAL INFORMATION


Supplemental Market Risk Disclosures
------------------------------------

The Group uses derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Positions are adjusted for changes in the exposures being hedged. Since the Group hedges only a portion of its market risk exposures, market risk exposure remains on the unhedged portion. The Notes to the financial statements provide data relating to derivatives and applicable accounting policies.

Debt and debt-related derivatives

The Group is exposed to interest rate risk on its short-term and long-term debt with variable interest rates (approximately $1.9 billion at December
31, 1997, before the effects of related net interest rate swaps of $0.4 billion). The Group seeks to balance the benefit of lower cost variable rate debt, having inherent increased risk, with more expensive, but less risky fixed rate debt. This is accomplished through adjusting the mix of fixed and variable rate debt, as well as the use of derivative financial instruments, principally interest rate swaps.

Based on the overall interest rate exposure on variable rate debt and interest rate swaps taken separately at December 31, 1997, a hypothetical 2% change in the interest rates would not materially affect the Group's combined financial position, net income or liquidity.

Crude oil and petroleum product hedging

The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. The Group uses established petroleum futures exchanges, as well as "over-the counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets.

As a sensitivity, a hypothetical 13% change in crude oil and petroleum product prices would not result in a material loss on the outstanding derivatives at the end of 1997, in terms of the Group's financial position, results of operations or liquidity.

Currency-related derivatives

The Group is exposed to foreign currency exchange risk in the countries in which it operates. To hedge against adverse changes in foreign currency exchange rates against the U.S. dollar, the Group sometimes enters into forward exchange and option contracts. Depending on the exposure being hedged, the Group either purchases or sells selected foreign currencies. At year end 1997, the Group had net local currency purchase contracts of approximately $417 million to hedge certain specific transactions or net exposures including foreign currency denominated debt. A hypothetical 10% change in exchange rates against the U.S. dollar would not result in a net material change in the Group's operating results or cash flows from the derivatives and their related underlying hedged positions as of the end of 1997.

                        Independent Auditors' Report
                        ----------------------------



To the Stockholders
The Caltex Group of Companies:

We have audited the accompanying combined balance sheets of the Caltex
Group of Companies as of December 31, 1997 and 1996, and the related combined statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                              /s/KPMG Peat Marwick LLP

Dallas, Texas
February 9, 1998


                           CALTEX GROUP OF COMPANIES
                            COMBINED BALANCE SHEET


                                   ASSETS


                                                          As of December 31
                                                        ---------------------
                                                        (Millions of dollars)
                                                         1997           1996
                                                        ------         ------
Current assets:
  Cash and cash equivalents, including time deposits
    of $69 in 1997 and $21 in 1996                    $    282       $    206

  Marketable securities                                     82            116

  Accounts and notes receivable, less allowance for
   doubtful accounts of  $21 in 1997 and $18 in 1996:
    Trade                                                  808            864
    Affiliates                                             368            452
    Other                                                  360            318
                                                      --------       --------
                                                         1,536          1,634

  Inventories:
    Crude oil                                              127            159
    Petroleum products                                     437            503
    Materials and supplies                                  28             53
                                                      --------       --------
                                                           592            715

    Deferred income taxes                                   29             10
                                                      --------       --------

       Total current assets                              2,521          2,681

Investments and advances:

  Equity in affiliates                                   2,035          1,842

  Miscellaneous investments and long-term receivables,
    less allowance of $13 in 1997                          116            153
                                                      --------       --------
       Total investments and advances                    2,151          1,995

Property, plant, and equipment, at cost:

  Producing                                              4,058          3,721
  Refining                                               1,272          1,550
  Marketing                                              2,892          2,451
  Other                                                     13              8
                                                      --------       --------
                                                         8,235          7,730
  Accumulated depreciation, depletion and amortization  (3,393)        (3,217)
                                                      --------       --------
       Net property, plant and equipment                 4,842          4,513

Prepaid and deferred charges                               200            206
                                                      --------       --------

       Total assets                                   $  9,714       $  9,395
                                                      ========       ========


            See accompanying notes to combined financial statements.

                           CALTEX GROUP OF COMPANIES
                            COMBINED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          As of December 31
                                                        ---------------------
                                                        (Millions of dollars)
                                                         1997           1996
                                                        ------         ------
Current liabilities:
  Short-term debt                                     $  1,554       $  1,246

  Accounts payable:
    Trade and other                                      1,053          1,236
    Stockholders                                           102            176
    Affiliates                                              60             84
                                                      --------       --------
                                                         1,215          1,496

  Accrued liabilities                                      138            148

  Estimated income taxes                                    84            109
                                                      --------       --------

       Total current liabilities                         2,991          2,999


Long-term debt                                             770            713

Employee benefit plans                                     106            107

Deferred credits and other noncurrent liabilities        1,050            949

Deferred income taxes                                      190            249

Minority interest in subsidiary companies                   15            122
                                                      --------       --------

       Total                                             5,122          5,139

Stockholders' equity:

  Common stock                                             355            355
  Capital in excess of par value                             2              2
  Retained earnings                                      4,342          3,910
  Currency translation adjustment                         (120)           (36)
  Unrealized holding gain on investments                    13             25
                                                      --------       --------

       Total stockholders' equity                        4,592          4,256

                                                      --------       --------

       Total liabilities and stockholders' equity     $  9,714       $  9,395
                                                      ========       ========


           See accompanying notes to combined financial statements.

                         CALTEX GROUP OF COMPANIES
                        COMBINED STATEMENT OF INCOME




                                                  Year ended December 31
                                               ------------------------------
                                                   (Millions of dollars)
                                                1997        1996        1995
                                                ----        ----        ----
Revenues:
  Sales and other operating revenues(1)    $  17,920   $  16,895   $  15,067
  Gain on sale of investment in affiliate          -       1,132           -
  Income in equity affiliates                    390          51         425
  Dividends, interest and other income            47          88         130
                                           ---------   ---------   ---------

       Total revenues                         18,357      18,166      15,622

Costs and deductions:

  Cost of sales and operating expenses(2)     15,909      14,774      13,045
  Selling, general and administrative
   expenses                                      580         532         620
  Depreciation, depletion and amortization       421         407         361
  Maintenance and repairs                        143         134         104
  Foreign exchange, net                          (55)          6         (37)
  Interest expense                               146         140         159
  Minority interest                                3          (2)          4
                                           ---------   ---------   ---------

       Total costs and deductions             17,147      15,991      14,256
                                           ---------   ---------   ---------


Income before income taxes                     1,210       2,175       1,366

Provision for income taxes                       364         982         467
                                           ---------   ---------   ---------

Net income                                 $     846   $   1,193   $     899
                                           =========   =========   =========

      (1) Includes sales to:
            Stockholders                      $1,695      $1,711      $1,376
            Affiliates                         3,018       2,841       1,524

      (2) Includes purchases from:
            Stockholders                      $2,174      $2,634      $1,834
            Affiliates                         1,813       1,297       1,638

See accompanying notes to combined financial statements.

                          CALTEX GROUP OF COMPANIES
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Millions of dollars)


                                                  1997        1996        1995
                                                  ----        ----        ----

Common stock and capital in
  excess of par value                          $   357     $   357     $   357
                                               =======     =======     =======


Retained earnings:
  Balance at beginning of year                 $ 3,910     $ 4,187     $ 3,898
    Net income                                     846       1,193         899
    Cash dividends                                (414)     (1,470)       (610)
                                               -------     -------     -------
    Balance at end of year                     $ 4,342     $ 3,910     $ 4,187
                                               =======     =======     =======


Currency translation adjustment:
  Balance at beginning of year                 $   (36)    $   350     $   399
    Sale of investment in affiliate                  -        (240)          -
    Other changes during the year                  (84)       (146)        (49)
                                               -------     -------     -------
  Balance at end of year                       $  (120)    $   (36)    $   350
                                               =======     =======     =======


Unrealized holding gain on investments:
  Balance at beginning of year                 $    25     $    65     $    79
    Change during the year                         (12)        (40)        (14)
                                               -------     -------     -------
  Balance at end of year                       $    13     $    25     $    65
                                               =======     =======     =======



Total stockholders' equity - end of year       $ 4,592     $ 4,256     $ 4,959
                                               =======     =======     =======






                 See accompanying notes to combined financial statements.


                          CALTEX GROUP OF COMPANIES
                       COMBINED STATEMENT OF CASH FLOWS

                                                  Year ended December 31
                                               ------------------------------
                                                   (Millions of dollars)
                                                1997        1996        1995
                                               -----       -----       -----
Operating activities:
  Net income                                  $  846     $ 1,193      $  899
  Reconciliation to net cash
   provided by operating activities:
    Depreciation, depletion and amortization     421         407         361
    Dividends  (less) more than income
     in equity affiliates                       (347)         38        (349)
    Net losses on asset sales                     16          10          11
    Deferred income taxes                        (51)         36          18
    Prepaid charges and deferred credits         103          38          69
    Changes in operating working capital        (150)         (7)        (27)
    Gain on sale of investment in affiliate        -      (1,132)          -
    Other                                        (13)        (12)         66
                                               -----       -----       -----
       Net cash provided by operating
        activities                               825         571       1,048

Investing activities:
  Capital expenditures                          (905)       (741)       (663)
  Investments in and advances to affiliates      (10)        (30)       (150)
  Net sales (purchases) of investment
   instruments                                    34         (55)         (7)
  Proceeds from sale of investment
   in affiliate                                    -       1,984           -
  Proceeds from asset sales                      156          95          46
                                               -----       -----       -----
       Net cash (used for) provided by
        investing activities                    (725)      1,253        (774)

Financing activities:
  Debt with terms in excess of three months :
    Borrowings                                   845       1,112       1,063
    Repayments                                  (628)     (1,351)     (1,093)
  Net increase (decrease) in other debt          323         (53)        275
  Dividends paid, including minority interest   (414)     (1,490)       (617)
                                               -----       -----       -----
       Net cash provided by (used for)
        financing activities                     126      (1,782)       (372)

Effect of exchange rate changes on
  cash and cash equivalents                     (150)         (2)         13

Cash and cash equivalents:
  Net change during the year                      76          40         (85)
  Beginning of year balance                      206         166         251
                                               -----       -----       -----
  End of year balance                         $  282      $  206      $  166
                                               =====       =====       =====



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

Chevron Corporation and Texaco Inc. (stockholders), through subsidiary companies, each own 50% of the common shares of the Group companies. The Group is primarily engaged in exploring, producing, refining, transporting and marketing crude oil and petroleum products in the Asia-Pacific and East-of-Suez Regions. The Group's accounting policies are in accordance with United States generally accepted accounting principles.

Translation of foreign currencies
The U.S. dollar is the functional currency for all principal subsidiary and affiliate operations. Effective October 1, 1997, the Group changed the functional currency for its affiliates in Japan and Korea from the local currency to the U.S. dollar. Major changes in economic facts and circumstances, including a significant reduction in regulatory restrictions for petroleum products in those countries, supported this change in functional currency.

The change in functional currency is applied on a prospective basis.  The
U.S. dollar translated amounts of nonmonetary assets and liabilities at September 30, 1997 become the historical accounting basis for those assets and liabilities at October 1, 1997 and for subsequent periods. As a result of the change in functional currency, translation gains and losses on U.S. dollar denominated assets and liabilities of these affiliates will not arise in the Group's financial statements for periods after September 30, 1997. The $83 million cumulative translation adjustments for Korea and Japan at September 30, 1997 recorded prior to the change will remain as a separate component of stockholders' equity.

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

Short-term investments
All highly liquid investments are classified as available for sale. Those with a maturity of three months or less when purchased are considered as "Cash equivalents" and those with longer maturities are classified as "Marketable securities".

Inventories
Crude oil and petroleum product inventories are stated at cost, primarily determined using the last-in, first-out (LIFO) method. Costs include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Inventories are valued at the lower of cost or current market.

Investments and advances
Investments in affiliates in which the Group has an ownership interest of 20% to 50% or majority-owned investments where control does not rest with the Group, are accounted for by the equity method. The Group's share of earnings or losses of these companies is included in current results, and the recorded investments reflect the underlying equity in each company. Investments in other affiliates are carried at cost and dividends are reported as income.

Property, plant and equipment
Exploration and production activities are accounted for under the successful efforts method. Depreciation, depletion and amortization expenses for capitalized costs relating to producing properties, including intangible development costs, are determined using the unit-of-production method. All other assets are depreciated by class on a straight-line basis using rates based upon the estimated useful life of each class.

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

Derivative financial instruments
The Group uses various derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments.
Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Prior realized gains and losses on hedges of existing nonmonetary assets are included in the carrying value of those assets. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income when the underlying hedged transaction is recognized in income. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income.

Accounting for contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Group, but which will only be resolved when one or more future events occur or fail to occur. Assessing contingencies necessarily involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Group or unasserted claims that may result in such proceedings, the Group evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability is accrued in the Group's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable are disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature and amount of the guarantee would be disclosed. However, in some instances in which disclosure is not otherwise required, the Group may disclose contingent liabilities of an unusual nature which, in the judgment of management and its legal counsel, may be of interest to stockholders or others.

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

Reclassifications
Certain amounts for 1996 have been reclassified to conform with the current year's presentation.

Note 2  -  Asset Sale

Effective April 1, 1997 Caltex Trading and Transport Corporation, a subsidiary of the Group, sold its 40% interest in its Bahrain refining joint venture (Bapco) plus related assets to its partner, the Government of the State of Bahrain, at net book value of approximately $140 million.

                          CALTEX GROUP OF COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS


Note 3  -  Inventories

The excess of current cost over the reported value of inventory maintained on the LIFO basis was approximately $28 million and $125 million at December 31, 1997 and 1996, respectively.

During the periods presented, inventory quantities valued on the LIFO basis were reduced at certain locations. Inventory reductions, net of related market valuation adjustments ($14 million in 1997), decreased net income $5 million in 1997 and $1 million in 1995 and increased net income $4 million in 1996.

Certain inventories were recorded at market, which was lower than the LIFO carrying value. Adjustments to market reduced earnings $36 million in Earnings increased $29 million in 1996 and $25 million in 1995 due to recovery of market values over previous years' writedowns.

Note 4  -  Equity in affiliates

  Investments in affiliates at equity include the following:

                                                             As of December 31
                                                         ---------------------
                                                          (Millions of dollars)
                                         Equity %            1997         1996
                                         --------        -------       -------
  Caltex Australia Limited
   (Australian Petroleum Pty. Limited )       50%        $   300       $   336
  Koa Oil Company, Limited                    50%            353           364
  LG-Caltex Oil Corporation                   50%            999           739
  Star Petroleum Refining Company, Ltd.       64%            228           287
  All other                              Various             155           116
                                                         -------       -------
                                                         $ 2,035       $ 1,842
                                                         =======       =======

The carrying value of the Group's investment in its affiliates in excess of its proportionate share of affiliate net equity is being amortized over approximately 20 years.

In 1995, Caltex Australia Limited (CAL), a subsidiary of the Group, combined its petroleum refining and marketing operations with those of Ampol Limited to form Australian Petroleum Pty. Limited (APPL) which owns and manages the combined refining and marketing operations. CAL contributed net assets at their carrying value of $419 million for its 50% equity interest in APPL and no gain or loss was recognized.

On December 31, 1997, CAL acquired the remaining 50% of APPL from its partner, a subsidiary of Pioneer International Limited, for approximately $186 million in cash plus the issuance of an additional 90 million shares of CAL stock. As a result of this transaction, the Group's equity in CAL has declined from 75% to 50% and its indirect equity in APPL has increased to 50% from 37.5%. This transaction was recorded as a purchase. CAL is now classified as an affiliate and the individual assets and liabilities have been excluded from the Group's consolidated financial statements for 1997.

Effective April 1, 1996, the Group sold its 50% investment in Nippon
Petroleum Refining Company, Limited (NPRC) to its partner, Nippon Oil Company, Limited (NOC) for approximately $2 billion in cash. The Group's net income in 1996 includes a net after-tax gain of approximately $620 million related to this sale. The combined statement of income includes Group product sales to NOC of approximately $0.5 billion in the first quarter of 1996 and $2.1 billion in 1995.

During 1995, an affiliate sold certain property required by the local government. The Group's share (approximately $171 million) of the resulting gain was included in the Group's 1995 net income.

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 4  -  Equity in affiliates - continued

The remaining interest in Star Petroleum Refining Company, Ltd. (SPRC) is owned by a Thailand governmental entity. Provisions in the SPRC shareholders agreement limit the Group's control and provide for active participation of the minority shareholder in routine business operating decisions. The agreement also mandates reduction in Group ownership to a minority position by the year 2000, however, it is likely that this will be delayed in view of the current economic difficulties.

Shown below is summarized financial information for these affiliates (in millions of dollars):

                                       100%                    Equity Share
                             ---------------------       ---------------------
                                1997          1996          1997          1996
                             -------       -------       -------       -------
    Current assets           $ 4,768       $ 6,128       $ 2,400       $ 3,075
    Other assets               7,345         7,303         3,867         3,836

    Current liabilities        4,740         5,191         2,411         2,618
    Other liabilities          3,483         4,768         1,879         2,533
                             -------       -------       -------       -------

    Net worth                $ 3,890       $ 3,472       $ 1,977       $ 1,760
                             =======       =======       =======       =======

                                      100%                    Equity Share
                             ----------------------      ---------------------

                             1997     1996     1995     1997     1996     1995
    Operating revenues   $ 14,669 $ 15,436 $ 15,396  $ 7,452  $ 7,751  $ 7,674
    Operating income        1,078      749      955      532      364      472
    Net income                853      133      859      390       51      425

Cash dividends received from these affiliates were $43 million, $89 million, and $76 million in 1997, 1996 and 1995, respectively.

Retained earnings as of December 31, 1997 and 1996, includes $1.4 billion and $1.0 billion, respectively, representing the Group's share of undistributed earnings of affiliates at equity.

Note 5  -  Short-term debt

Short term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1997 and 1996 were 7.9% and 7.5%, respectively. Unutilized lines of credit available for short-term financing totaled $411 million as of December 31, 1997.

                          CALTEX GROUP OF COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS


Note 6  -  Long-term debt

    Long-term debt, with related interest rates for 1997 and 1996 consist of the following:

                                                 As of December 31
                                              ----------------------
                                               (Millions of dollars)
                                               1997            1996
                                              -----           -----
    U.S. dollar debt:
      Variable interest rate term loans       $ 348           $ 294
      Fixed interest rate term loans
       with 6.40% and 6.25%  average rates      100             110

    Australian dollar debt:
      Promissory notes payable with
       6.73 % average rate                        -              20
      Fixed interest rate loan with
       11.2% rate due 2001                      218             224

    New Zealand dollar debt:
      Variable interest rate term loans          63              46
      Fixed interest rate loan with
       8.09% rate due 2000                        6               7

    Malaysian ringgit debt:
      Fixed interest rate loan with
       8.56% and 6.32% average rates             21               8

    South African rand debt:
      Fixed interest rate loan with
       17.8% rate due 2003                        9               -

    Other                                         5               4
                                              -----           -----
                                              $ 770           $ 713
                                              =====           =====

Aggregate maturities of long -term debt for the next five years are as follows (in millions of dollars): 1998 - $62 (included in short-term debt);
1999 - $75;  2000 - $133;  2001- $379;  2002 - $174;  2003 and thereafter - $9.

Note 7  -  Operating leases

The Group has operating leases involving various marketing assets for which net rental expense was $105 million, $92 million, and $91 million in 1997, 1996 and 1995, respectively.

Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of dollars):
1998 - $44;  1999 - $36;  2000 - $32;  2001 - $34;  2002 - $33, and 2003 and
thereafter - $48.

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

The funded status of retirement plans, primarily foreign and inclusive of affiliates at equity, is as follows:

                                                     As of December 31
                                            ----------------------------------
                                                   (Millions of dollars)
                                              Assets Exceed      Accumulated
                                               Accumulated        Benefits
   Funding Status                                Benefits       Exceed Assets
   --------------                           ---------------    ---------------

                                             1997      1996     1997      1996
                                            -----     -----    -----     -----
   Actuarial present value :
    Vested benefit obligation               $ 184     $ 203    $  74     $  88
    Accumulated benefit obligation            197       224       93       113
    Projected benefit obligation              293       387      112       136

   Amount of assets available for benefits :
    Funded assets at fair value             $ 276     $ 348    $  46     $  51
    Net pension (asset) liability recorded    (15)       (3)      54        67
                                            -----     -----    -----     -----
        Total assets                        $ 261     $ 345    $ 100     $ 118
                                            =====     =====    =====     =====

   Assets less than projected
    benefit obligation                      $ (32)    $ (42)   $ (12)    $ (18)
     Consisting of:
      Unrecognized transition net assets
       (liabilities)                            1         -       (4)       (9)
      Unrecognized net losses                 (26)      (26)      (6)       (6)
      Unrecognized prior service costs         (7)      (16)      (2)       (3)

   Weighted average rate assumptions:
      Discount rate                           9.7%     10.9%     5.0%      5.6%
      Rate of increase in compensation        7.8%      8.6%     2.8%      3.3%
      Expected return on plan assets         10.3%     11.0%     4.0%      4.5%


                                                      Year ended December 31
                                                    ------------------------
                                                       (Millions of dollars)
    Components of Pension Expense                     1997     1996     1995
                                                    ------   ------   ------
    Cost of benefits earned during the year         $   26   $   26   $   32
    Interest cost on projected benefit obligation       44       46       55
    Actual return on plan assets                       (41)     (40)     (47)
    Net amortization and deferral                       11       10       12
                                                    ------   ------   ------
      Total                                         $   40   $   42   $   52
                                                    ======   ======   ======

                          CALTEX GROUP OF COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS


Note 9  -  Commitments and contingencies

On June 17, 1997, Caltex Petroleum Corporation (CPC) received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise tax, along with penalties and interest bringing the total to approximately $2 billion. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Prior to this time, CPC directly supplied crude oil to its Japanese customers, however, in 1980, a CPC subsidiary also became a contractual supplier of crude oil. The IRS position is that the additional supplier constituted a transfer of property, and was thus taxable. CPC is challenging the claim since the addition of another supplying company was not a taxable event. Additionally, CPC believes the claim is based on an overstated value. Finally, CPC disagrees with the imposition and calculation of interest and penalties.
CPC believes the underlying excise tax claim is wrong, it also believes the related claim for penalties is wrong and the IRS claim for interest is flawed. CPC is challenging the claim and fully expects to prevail.

To litigate this claim, CPC has been required to maintain a letter of credit in the amount of $2.3 billion, including interest for 1998. This letter was provided to the IRS during February, 1998. For excise taxes, unlike income taxes, the taxpayer is required to pay a portion of the tax liability to gain access to the courts. The required cash payment will not have a material impact on the Group's financial position or liquidity.

CPC also is involved in IRS tax audits for years 1987-1993. While no claims have been asserted by the IRS for these years, in the opinion of management, adequate provision has been made for income taxes for all years either under examination or subject to future examination.

CPC and certain of its subsidiaries are named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in various lawsuits filed in the U.S. and the Philippines on behalf of at least 3,350 parties, who were either survivors of, or relatives of persons who allegedly died in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying CPC products in connection with a contract of affreightment. Although CPC had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability have been alleged against CPC. The major suit filed in the U.S. (Louisiana State Court) does not mention a specific monetary recovery although the pleadings contain a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made at this time. CPC sought to preclude the plaintiffs from pursuing the Louisiana litigation on various federal and procedural grounds. Having pursued these remedies in the federal court system without success (including a denial of a writ of certiorari by the U.S. Supreme Court), CPC management intends to continue to contest all of the foregoing litigation vigorously on various substantive and procedural grounds.

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

In the Group's opinion, while it is impossible to ascertain the ultimate legal and financial liability, if any, with respect to the above mentioned and other contingent liabilities, the aggregate amount that may arise from such liabilities is not anticipated to be material in relation to the Group's combined financial position or liquidity, or results of operations over a reasonable period of time.

In 1996, a CPC subsidiary entered into a contractual commitment, for a period of eleven years, to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate. Total future estimated commitments (in billions of dollars) for CPC under this and other similar contracts, based on current pricing and projected growth rates, are: 1998 - $0.7, 1999 - $0.8, 2000 - $0.8, 2001 - $0.8, 2002 - $0.7, and 2003 to
expiration of contracts - $3.6. Purchases (in billions of dollars) under this and other similar contracts were $1.0, $0.8, and $0.5 in 1997, 1996 and 1995, respectively.

                          CALTEX GROUP OF COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS



Note 9  -  Commitments and contingencies - continued

CPC is contingently liable for sponsor support funding for both construction completion (maximum $192 million) and post-completion loan repayments
(maximum $304 million) in connection with an affiliate's project finance obligations. While the project is operational, construction completion as defined includes achieving extended continuous operation and satisfying certain financial conditions, which contractually must be met or resolved by June 30, 1998. The post-completion support declines progressively as the related long-term loans are repaid (final payment due 2010). As of December 31, 1997, there have been no calls made by lenders on either type of sponsor support. However, CPC has provided short-term extended trade credit related to crude oil supply of approximately $144 million to the affiliate as of December 31, 1997. Discussions are ongoing with the lenders and the Group anticipates that some sponsor support will be required, including replacing existing extended trade credit. However, the Group believes that this support will not have a material impact on its combined financial position or liquidity, or results of operations over a reasonable period of time.

Note 10  -  Financial Instruments

Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:

                                                        As of December 31
                                                       -------------------
                                                      (Millions of dollars)
                                                        1997          1996
                                                       -----         -----
  Interest rate swaps - Pay Fixed, Receive Floating    $ 591         $ 460
  Interest rate swaps - Pay Floating, Receive Fixed      209           265
  Commitments to purchase foreign currencies             467           417
  Commitments to sell foreign currencies                  50            11

The Group enters into interest rate swaps in managing its interest risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to eight years. Unrealized gains and losses on contracts outstanding at year-end 1997 and 1996 were not material.

The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian and Singapore dollars) hedging existing liabilities have maturities of up to four years. Unrealized gains and losses applicable to outstanding forward exchange contracts at December 31, 1997 and 1996 were not material.

The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. Established petroleum futures exchanges are used, as well as "over-the counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets. The derivative positions are marked-to-market for valuation purposes. Gains and losses on hedges are deferred and recognized concurrently with the underlying commodity transactions. Derivative gains and losses not considered as a hedge are recognized currently in income. Open positions and related unrealized gains and losses on commodity-based derivative hedging contracts outstanding as of December 1997 and 1996 were not material.

The Group's long-term debt of $770 million and $713 million as of December 31, 1997 and 1996, respectively, had fair values of $731 million and $756 million as of December 31, 1997 and 1996, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, marketable securities, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities

                          CALTEX GROUP OF COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS


Note 10  -  Financial Instruments - continued

The Group had investments in debt securities available-for-sale at amortized costs of $82 million and $116 million at December 31, 1997 and 1996, respectively. The fair value of these securities at December 31, 1997 and 1996 approximates amortized costs. As of December 31, 1997 and 1996, investments in debt securities available-for-sale had maturities less than ten years. As of December 31, 1997 and 1996, the Group's carrying amount for investments in affiliates accounted for at equity included $12 million and $25 million, respectively, for after tax unrealized net gains on investments held by these companies.

The Group is exposed to credit risks in the event of non-performance by counterparties to financial instruments. For financial instruments with institutions, the Group does not expect any counterparty to fail to meet its obligations given their high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentration of such risk.

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

Note 11 - Taxes

  Taxes charged to income consist of the following:

                                                     Year ended December 31
                                                   --------------------------
                                                      (Millions of dollars)
                                                      1997      1996     1995
                                                   --------    ------    ------
  Taxes other than income taxes (International):
    Duties, import and excise taxes                $ 1,409   $ 1,349  $ 1,660
    Other                                               19        18       29
                                                   -------     -----    -----

       Total taxes other than income taxes         $ 1,428   $ 1,367  $ 1,689
                                                   =======     =====   ======

  Income taxes:
    U.S. taxes :
    Current                                        $     8   $   455  $    24
    Deferred                                            (2)       19      (23)
                                                   -------     -----    -----

       Total U.S.                                        6       474        1

    International taxes:
    Current                                            407       491      425
    Deferred                                           (49)       17       41
                                                   -------     ------   -----
       Total International                             358       508      466

  Total provision for income taxes                 $   364   $   982  $   467
                                                   =======     ======   =====

                          CALTEX GROUP OF COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS

Note 11 - Taxes - continued

Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                       Year ended December 31
                                                     --------------------------
                                                      1997      1996      1995
                                                      ----      ----      ----
    Computed "expected" tax rate                      35.0%     35.0%     35.0%
    Effect of recording equity in net income
      of affiliates on an after tax basis            (11.3)     (0.7)    (10.9)

    Effect of dividends received from
      subsidiaries and affiliates                     (0.3)     (0.5)      2.9

    Income subject to foreign taxes at other
      than U.S. statutory tax rate                     5.2       8.1       8.3

    Effect of sale of investment in affiliate           -        3.6        -

    Other                                              1.4      (0.3)     (1.1)
                                                      ----      ----      ----

    Effective tax rate                                30.0%     45.2%     34.2%
                                                      ====      ====      ====

Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. A valuation allowance has been established to adjust recorded deferred tax assets to amounts likely to be recoverable. Temporary differences and tax loss carryforwards which give rise to deferred tax liabilities (assets) are as follows:

                                                         As of December 31
                                                        -------------------
                                                       (Millions of dollars)
                                                         1997          1996
                                                        -----         -----
    Depreciation                                        $ 314         $ 337
    Miscellaneous                                          22            28
                                                        -----         -----
      Deferred tax liabilities                            336           365
                                                        -----         -----

    Investment allowances                                 (74)          (73)
    Tax loss carryforwards                                (50)          (10)
    Foreign exchange                                      (33)            -
    Retirement benefits                                   (30)          (28)
    Miscellaneous                                         (15)          (25)
                                                        -----         -----
      Deferred tax assets                                (202)         (136)
    Valuation allowance                                    27            10
                                                        -----         -----

      Net deferred taxes                                $ 161         $ 239
                                                        =====         =====

                          CALTEX GROUP OF COMPANIES
                   NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued

Deferred taxes are classified on the combined balance sheet as current assets of $29 million and noncurrent liabilities of $190 million as of December 31, 1997, and current assets of $10 million and noncurrent liabilities of $249 million as of December 31, 1996.

Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.4 billion as of December 31, 1997 and $3.0 billion as of December 31, 1996. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability.

Note 12  -  Combined statement of cash flows

Changes in operating working capital consist of the following:

                                                     Year ended December 31
                                                    -------------------------
                                                      (Millions of dollars)
                                                    1997       1996      1995
                                                    ----       ----      ----
    Accounts and notes receivable                 $   33     $ (235)   $   42
    Inventories                                       85        (16)      (89)
    Accounts payable                                (252)       210        15
    Accrued liabilities                                1         18        31
    Estimated income taxes                           (17)        16       (26)
                                                    ----       ----      ----
      Total                                       $ (150)    $   (7)   $  (27)
                                                    ====       ====      ====

Net cash provided by operating activities includes the following cash payments for interest and income taxes:

                                                      Year ended December 31
                                                    -------------------------
                                                      (Millions of dollars)
                                                    1997       1996      1995
                                                    ----       ----      ----
    Interest paid (net of capitalized interest)    $ 138     $  137    $  144

    Income taxes paid                              $ 440     $  865    $  466

The deconsolidation of Caltex Australia Limited as of December 31, 1997, as described in Note 4, results in a noncash reduction in the following combined balance sheet captions, which have not been included in the combined statement of cash flows:

    Net working capital                              $  60
    Equity in affiliates                                94
    Long-term debt                                      45
    Minority interest                                  109

                          CALTEX GROUP OF COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS



Note 12  -  Combined statement of cash flows - continued

During 1995, Caltex Australia Limited exchanged, in a noncash investing transaction, its petroleum refining and marketing net assets of $419 million for an investment in Australian Petroleum Pty. Limited, an affiliate of the Group. No significant noncash investing or financing transactions occurred in 1996.

Net cash provided by operating activities in 1996 includes income tax payments relating to the sale of an investment in an affiliate. Proceeds from this sale are included in net cash provided by investing activities.

Note 13 - Oil and gas exploration, development and producing activities

The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.