Form 10-Q
period 1998-03-31
CHEVRON CORP
filed 1998-05-08
CIK 93410

===============================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1998
                                                 --------------

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-368-2


                             Chevron Corporation
           (Exact name of registrant as specified in its charter)


           Delaware                                         94-0890210
-------------------------------                         ----------------
-----
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification Number)

    575 Market Street, San Francisco, California                 94105
    --------------------------------------------              ----------
     (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code  (415) 894-7700
                                                        --------------
                                     NONE
            ------------------------------------------------------------
           (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                             ---------  -------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                       Outstanding as of March 31, 1998
   -----------------------------         -------------------------------
-
   Common stock, $1.50 par value                    654,049,373

===============================================================================

                                    INDEX
                                                                       Page No.

               Cautionary Statements Relevant to Forward-Looking
               Information  for the Purpose of "Safe Harbor"
               Provisions of the Private Securities Litigation
               Reform Act of 1995                                             1

PART I.        FINANCIAL INFORMATION
------         ---------------------

  Item 1.      Financial Statements
               Consolidated Statement of Income for the
                three months ended March 31, 1998 and 1997                    2

               Consolidated Statement of Comprehensive Income
                for the three months ended March 31, 1998 and 1997            2

               Consolidated Balance Sheet at March 31, 1998
                and December 31, 1997                                         3

               Consolidated Statement of Cash Flows for the three months
                ended March 31, 1998 and 1997                                 4

               Notes to Consolidated Financial Statements                  5-10

  Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations             11-17

PART II.       OTHER INFORMATION
-------        -----------------

  Item 1.      Legal Proceedings                                             18

  Item 6.      Listing of Exhibits and Reports on Form 8-K                   18

  Signature                                                                  18

  Exhibit:     Computation of Ratio of Earnings to Fixed Charges             19

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

                        PART I. FINANCIAL INFORMATION

                     CHEVRON CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
                                                            Three Months Ended
                                                                     March 31,
                                                        ----------------------
Millions of Dollars,  Except Per-Share Amounts              1998          1997
------------------------------------------------------------------------------
Revenues
 Sales and other operating revenues (1)                 $  7,464       $10,794
 Equity in net income of affiliated companies                151           178
 Other income                                                 38           121
                                                        ----------------------
    Total Revenues                                         7,653        11,093
                                                        ----------------------

Costs and Other Deductions
 Purchased crude oil and products                          3,635         5,710
 Operating expenses                                        1,206         1,375
 Selling, general and administrative expenses                253           345
 Exploration expenses                                        101            81
 Depreciation, depletion and amortization                    554           546
 Taxes other than on income*                               1,011         1,495
 Interest and debt expense                                    94            82
                                                        ----------------------
    Total Costs and Other Deductions                       6,854         9,634
                                                        ----------------------

Income Before Income Tax Expense                             799         1,459
Income Tax Expense                                           299           628
                                                        ----------------------
Net Income                                              $    500       $   831
                                                        ======================

Per Share of Common Stock:
    Net Income    - Basic                               $    .77       $  1.27
                  - Diluted                             $    .76       $  1.27
    Dividends                                           $    .61       $   .54

Weighted Average Number of
 Shares Outstanding (000s)                               653,678       653,323

(1)   Includes consumer excise taxes.                   $    852       $ 1,314


                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                                            Three Months Ended
                                                                     March 31,
                                                        ----------------------
Millions of Dollars,                                        1998          1997
------------------------------------------------------------------------------
Net Income                                              $    500       $   831
  Currency translation adjustment                              -           (31)
  Unrealized holding gain (loss) on securities                 2            (5)
  Minimum pension liability adjustment                       (16)            4
                                                        ----------------------
Other Comprehensive Income, net of tax                       (14)          (32)
                                                        ----------------------
Comprehensive Income                                    $    486       $   799
                                                        ======================

See accompanying notes to consolidated financial statements.

                     CHEVRON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                                     March 31,    December 31,
Millions of Dollars                                       1998            1997
                                                    (Unaudited)
------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $  1,265        $  1,015
Marketable securities                                      501             655
Accounts and notes receivable                            3,111           3,374
Inventories:
  Crude oil and petroleum products                         555             539
  Chemicals                                                579             547
  Materials, supplies and other                            305             292
                                                      ------------------------
                                                         1,439           1,378
Prepaid expenses and other current assets                  748             584
                                                      ------------------------
    Total Current Assets                                 7,064           7,006
Long-term receivables                                      510             471
Investments and advances                                 4,618           4,496

Properties, plant and equipment, at cost                49,606          49,233
Less: accumulated depreciation,
  depletion and amortization                            26,793          26,562
                                                      ------------------------
                                                        22,813          22,671
Deferred charges and other assets                          845             829
                                                      ------------------------
      Total Assets                                     $35,850         $35,473
                                                      ========================

------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                        $ 2,707         $ 1,637
Accounts payable                                         2,319           2,735
Accrued liabilities                                      1,147           1,450
Federal and other taxes on income                          664             732
Other taxes payable                                        393             392
                                                      ------------------------
    Total Current Liabilities                            7,230           6,946
Long-term debt                                           4,070           4,139
Capital lease obligations                                  292             292
Deferred credits and other non-current obligations       1,706           1,745
Deferred income taxes                                    3,390           3,215
Reserves for employee benefit plans                      1,685           1,664
                                                      ------------------------
    Total Liabilities                                   18,373          18,001
                                                      ------------------------
Preferred stock (authorized 100,000,000
   shares, $1.00 par value, none issued)                     -               -
Common stock (authorized 1,000,000,000 shares,
    $1.50 par value, 712,487,068 shares issued)          1,069           1,069
Capital in excess of par value                           2,052           2,022
Deferred compensation -
    Employee Stock Ownership Plan (ESOP)                  (690)           (750)
Accumulated other comprehensive income                     (91)            (77)
Retained earnings                                       17,294          17,185
Treasury stock, at cost (58,442,726 and 56,555,871
    shares at March 31, 1998 and December 31, 1997,
     respectively)                                      (2,157)         (1,977)
                                                      ------------------------
    Total Stockholders' Equity                          17,477          17,472
                                                      ------------------------
     Total Liabilities and Stockholders' Equity        $35,850         $35,473
                                                      ========================

See accompanying notes to consolidated financial statements.

                     CHEVRON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                                            Three Months Ended
                                                                     March 31,
                                                          --------------------
Millions of Dollars                                             1998      1997
------------------------------------------------------------------------------
Operating Activities
 Net income                                                   $  500    $  831
 Adjustments
  Depreciation, depletion and amortization                       554       546
  Dry hole expense related to prior years' expenditures           22        13
  Distributions less than equity in affiliates' income           (99)      (88)
  Net before-tax  losses (gains) on asset
    retirements and sales                                          8       (67)
  Net currency translation losses (gains)                         16        (7)
  Deferred income tax provision                                  165       168
  Net increase in operating working capital                     (760)     (315)
  Other                                                          (86)      (51)
                                                          --------------------
    Net Cash Provided by Operating Activities                    320     1,030
                                                          --------------------

Investing Activities
 Capital expenditures                                           (730)     (712)
 Proceeds from asset sales                                        12        58
 Net sales of marketable securities                              153       328
                                                          --------------------
    Net Cash Used for Investing Activities                      (565)     (326)
                                                          --------------------

Financing Activities
 Net borrowings of short-term obligations                      1,059       304
 Proceeds from issuance of long-term debt                          9         5
 Repayments of long-term debt and
   other financing obligations                                    (7)     (156)
 Cash dividends                                                 (399)     (353)
 Net purchases of treasury shares                               (164)       (2)
                                                          --------------------
    Net Cash Provided by (Used for)
      Financing Activities                                       498      (202)
                                                          --------------------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                           (3)       (9)
                                                          --------------------
Net Change in Cash and Cash Equivalents                          250       493
Cash and Cash Equivalents at January 1                         1,015       892
                                                          --------------------
Cash and Cash Equivalents at March 31                         $1,265    $1,385
                                                          ====================
See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in
Note 2.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1997 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 1998, are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the first quarter of 1998 benefited $64 million from special items. The 1998 results include a benefit of $125 million from favorable prior-year income tax adjustments. Partially offsetting this benefit were special charges of $56 million for the deferred tax effects from an exchange of international exploration and production properties and a net $5 million for provisions for environmental remediation in the company's U.S. refining, marketing and transportation operations.

Net income for the first quarter of 1997 benefited $27 million from special items. The company recognized gains of $49 million from the sales of a producing property in the Gulf of Mexico and one in southern California. Partially offsetting these gains were special charges of $22 million for provisions for environmental remediation and other items.

Foreign exchange losses of $46 million and $18 million were included in first quarter 1998 and 1997 net income, respectively.

Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:

                                                        Three Months Ended
                                                                 March 31,
                                                        ------------------
    Millions of Dollars                                     1998      1997
    ----------------------------------------------------------------------
    Decrease in accounts and notes receivable             $  267    $  302
    (Increase) decrease  in inventories                      (61)      101
    Increase in prepaid expenses and other current assets   (169)      (14)
    Decrease in accounts payable and accrued liabilities    (726)     (722)
    (Decrease) increase in income and other taxes payable    (71)       18
    ----------------------------------------------------------------------
        Net increase in operating working capital         $ (760)   $ (315)
    ======================================================================

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                        Three Months Ended
                                                                 March 31,
                                                        ------------------
    Millions of Dollars                                     1998      1997
    ----------------------------------------------------------------------

    Interest paid on debt (net of capitalized interest)   $   92    $   98
    Income taxes paid                                     $  205    $  445
    ======================================================================

The "Net sales of marketable securities" consists of the following gross amounts:

                                                        Three Months Ended
                                                                 March 31,
                                                        ------------------
    Millions of Dollars                                     1998      1997
    ----------------------------------------------------------------------
    Marketable securities purchased                      $ (534)    $ (671)
    Marketable securities sold                              687        999
    ----------------------------------------------------------------------
        Net sales of marketable securities               $  153     $  328
    ======================================================================

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $60 million and $50 million of matured debt guaranteed by Chevron Corporation in January of 1998 and 1997, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

At March 31, 1998, Chevron U.S.A. Inc. was Chevron Corporation's principal U.S. operating subsidiary, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Effective February 1, 1998,Chevron Chemical Company, which conducted Chevron's primary chemicals operations, merged into Chevron Chemical Company LLC, a wholly owned subsidiary of Chevron U.S.A. Inc. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table.

                                                        Three Months Ended
                                                                 March 31,
                                                        ------------------
    Millions of Dollars                                     1998      1997
    ----------------------------------------------------------------------
    Sales and other operating revenues                    $5,862    $7,639
    Costs and other deductions                             5,705     7,187
    Net income                                               196       378
    ======================================================================

                                                 March 31,    December 31,
    Millions of Dollars                              1998             1997
    ----------------------------------------------------------------------
    Current assets                               $  3,570         $  2,854
    Other assets                                   15,596           13,867

    Current liabilities                             3,097            3,282
    Other liabilities                               5,802            4,966

    Net worth                                      10,267            8,473
    ======================================================================

The increases in most of the balance sheet categories shown above are primarily due to the merger of Chevron Chemical Company into Chevron Chemical Company LLC effective February 1, 1998. An increase in current liabilities arising from the merged operations was more than offset by decreases in existing current liabilities, primarily due to reductions in accounts payable and current taxes payable.

Note 5. Summarized Financial Data - Chevron Transport Corporation

Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand-alone basis in conformity with generally accepted accounting principles.

                                                        Three Months Ended
                                                                 March 31,
                                                        ------------------
    Millions of Dollars                                     1998      1997
    ----------------------------------------------------------------------
    Sales and other operating revenues                      $135      $121
    Costs and other deductions                               131       137
    Net income                                                 8         4
    ======================================================================

                                                 March 31,    December 31,
    Millions of Dollars                               1998            1997
    ----------------------------------------------------------------------
    Current assets                                  $  215          $  243
    Other assets                                       921             897

    Current liabilities                                736             666
    Other liabilities                                  309             311

    Net worth                                           91             163
    ======================================================================

In March 1998, CTC returned $80 million of paid-in capital to its parent in partial settlement of a receivable balance.

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at March 31, 1998.

Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                                        Three Months Ended
                                                                 March 31,
                                                        ------------------
    Millions of Dollars                                     1998      1997 (1)
    ----------------------------------------------------------------------

    Gross revenues                                        $4,306    $4,694
    Income before income taxes                               319       320
    Net income                                               204       186
    ======================================================================

    (1) 1997 amounts have been reclassified to conform to 1998 presentation

Note 7.  Income Taxes

Taxes on income for the first quarter of 1998 were $299 million compared with $628 million in last year's first quarter. The effective tax rate for the first quarter of 1998 was 37.4 percent compared with 43.1 percent in last year's first quarter. The primary reason for the more than 5 percent decrease in the effective rate between periods was favorable prior-year income tax adjustments. These adjustments were partially offset by the deferred tax effects of an exchange of international upstream properties and a shift in the 1998 international earnings mix to higher effective tax rate countries.

Note 8. - Taxes Other Than On Income

Taxes other than on income for the first quarter 1998 were $1,011 million compared with $1,495 million in last year's first quarter. The effect of the company's fourth quarter 1997 withdrawal from the U.K. refining and marketing business represents a $462 million decrease in excise taxes. This decrease in excise taxes is also a component of the decrease in sales and other operating revenues between periods. There is no net income effect from the decrease in excise taxes.

Note 9.  Contingent Liabilities

Litigation -

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

The company is the subject of other lawsuits and claims, including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. While it is not practical to estimate a range of possible loss for the company's litigation matters, losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of these matters will not materially affect its consolidated financial position or liquidity.


Other Contingencies -

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1987 and 1991, respectively. In June 1997, the company's Caltex affiliate received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex is challenging the claim and fully expects to prevail. Caltex believes the underlying excise tax claim is wrong and therefore the claim for penalties and interest is wrong. The Caltex claim has been through the appeals process and will next move to court. In February 1998, Caltex provided an initial letter of credit for $2.33 billion to the IRS to pursue the claim. The letter of credit is guaranteed by Chevron and Texaco. Caltex has also made a cash deposit with the IRS, which it believes is appropriate in order to pursue this matter to court.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Indonesia and Venezuela.
The company's Caltex affiliates have significant operations in Indonesia, Korea, Japan, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan.

Note 10.  Issuance of New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for financial statements for fiscal years beginning after December 15, 1997, and earlier adoption is permitted. The company is currently evaluating implementation of SOP 98-1.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             First Quarter 1998 Compared With First Quarter 1997

Overview and Outlook
--------------------
Net income for the 1998 first quarter was $500 million ($.76 per share - diluted, $.77 per share - basic), a decrease of 40 percent from $831 million ($1.27 per share - diluted and basic) earned in the first quarter of 1997. Special items benefited 1998 first quarter earnings $64 million compared with benefits of $27 million in last year's first quarter.

This year's earnings were adversely affected by several major factors: significantly lower crude oil prices, lower natural gas prices, foreign currency losses and major scheduled maintenance at two of the company's largest U.S. refineries. In addition, despite lower feedstock costs, sales margins were squeezed by lower U.S. refined product prices resulting from an abundance of supply. However, international downstream earnings increased compared with the first quarter 1997, primarily in the company's Caltex and international shipping operations.

Chevron's worldwide exploration and production (upstream) earnings suffered appreciably from the decline in crude oil and natural gas prices since last year's first quarter. These lower prices were the primary drivers for the decline in earnings. The company's average U.S. crude oil realization per barrel in the first quarter 1998 fell 37 percent compared with the 1997 first quarter, while average U. S. natural gas realization declined 25 percent. However, on the positive side, international liquids production continues to grow. During the first quarter of 1998, net international liquids production was up 2 percent from the first quarter of last year, including a record level of liquids production from the five-year-old Tengizchevroil (TCO) joint venture in Kazakhstan.

The interplay of rising supply and the declining rate of demand growth has driven the crude price steadily downward. On the demand side, Asia's currency crisis has slowed oil demand growth in that region and a globally mild winter caused consumers in the northern hemisphere to require less oil and gas to heat homes, offices and other buildings. Meanwhile, as the pace of demand growth has dropped, worldwide oil supply has been increasing. New and improved technologies have made oil and gas easier to find and produce.

Crude oil prices have remained "soft" into the 1998 second quarter, despite the agreement by oil producing countries to cut production. During the first four months of 1998, the spot price for West Texas Intermediate (WTI), an industry benchmark light crude, averaged $15.78 per barrel representing a 28 percent decline from the corresponding 1997 period.

Chevron is aware that some countries in which it produces may be considering crude oil production cuts, but the company believes the net effect of any host country directed changes will be insignificant to its overall production levels. However, any host country directed reductions or limits may have an adverse effect on the level of new production from current and future development projects.

The company continues to monitor the crude oil market closely, but has not made any substantive changes to its operations or capital spending plans and expects to move forward with attractive investment opportunities.

Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability. In addition, Chevron receives claims from, and submits claims to, customers, trading partners, contractors and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and require lengthy periods to resolve. These activities may result in significant losses or gains to income in future periods.

Current Developments
In spite of the low crude prices in the first quarter 1998, the company has been active in all areas of its business. Some of the operational highlights since the beginning of 1998 were:

The company announced the discovery of the Viosca Knoll Carbonate Trend in the Gulf of Mexico offshore Mississippi. This is the first offshore U. S. Gulf natural gas reserves to originate from Lower Cretaceous pay sands. This carbonate trend is contiguous to and lies south of the giant Chevron-operated Norphlet natural gas trend and other offshore production, possibly permitting the tie-in of production from the new trend into existing infrastructure. The company has made five new field discoveries in this trend since 1994, four within the last 18 months. Chevron is the operator and holds the dominant interest in 71 leases in this trend. The Viosca Knoll Block 68 discovery well, drilled in June 1997, began production in April 1998 and is the first of the five discovery wells in the trend that will begin production.

In the first quarter of 1998, Chevron signed two new exploration and production-sharing agreements in Qatar and Bahrain. The onshore concession in Qatar covers 10,900 square-kilometers and lies to the east of the Dukhan oil field and south of the North Dome gas field. For Bahrain, the offshore concession of three blocks covers approximately 5,900 square kilometers.

The company announced two crude oil discoveries in the Haute Mer deepwater permit area offshore Congo, suspected to be on-trend with Chevron's two 1997 giant discoveries in Block 14 offshore Angola in the Cabinda Concession. Chevron holds a 30 percent interest in each of these two discoveries.

Initial liquids production began from two new fields in Nigeria this year. Production began at the offshore Opolo Field in the Niger delta in February. The field is currently producing at an average of 24,000 barrels of crude oil per day and is expected to remain at about that level for the remainder of 1998. In April, Chevron announced that production had begun at the onshore Gbokoda Field, its first "zero-flare" oil field project in Nigeria. Gbokoda gas, produced in association with the crude oil, will be processed for commercial use at the Escravos Gas Project. Crude oil production from the Gbokoda Field is expected to increase to over 40,000 barrels per day by the end of 1998. Gbokoda and Opolo are the first two of four Chevron-operated fields in Nigeria scheduled to begin production in 1998.

Chevron and Sasol, a South African fuels and petrochemicals company, plan to pool resources to begin the design and engineering of a 20,000 barrel per day gas-to-liquids plant adjacent to Chevron's Escravos Gas Project facilities in Nigeria. Processed gas from the Escravos Gas Project will feed the proposed gas-to-liquids plant for the conversion of natural gas to synthetic crude oil, which will be processed further into high-quality diesel and naphtha products.

In Papua New Guinea, production began at the Moran Field in February and the Gobe Field in March of this year. Production from the Gobe development is expected to surpass 50,000 barrels per day by mid-1998. The extended well test at the Moran Field will produce oil at a rate of 10,000 barrels per day.

The company plans to reconstruct an existing section of pipeline across the Republic of Georgia to provide a pipeline transportation outlet to the Georgian Black Sea port of Batumi for crude oil from the Tengiz Field in Kazakhstan.
The company is also evaluating the feasibility of building a new pipeline to connect existing pipelines in the Azerbaijan-Georgia corridor. Currently, pipeline exports of Tengiz crude are limited by quota restrictions for access to Russian pipeline capacity. Alternative modes of transportation, such as rail and barges, are used to maximize crude oil production.

Chevron and Texaco plan to establish a joint venture of their global marine and industrial fuels and marine lubricant businesses, which will operate in over 100 countries worldwide. The new company will be owned 69% by Texaco and 31% by Chevron and will market fuel oil to marine and industrial users and marine lubes and greases in approximately 450 ports.

Chevron has significant production and development projects under way in West Africa. Its share of combined production from Nigeria, Angola, Republic of Congo and Democratic Republic of Congo is currently more than 310,000 barrels per day. While the company's producing operations in Nigeria and other African countries have been generally unaffected by the civil unrest, political uncertainty and economic conditions in this area, the company continues to closely monitor developments.

Chevron's partner in Nigeria, the government-owned Nigerian National Petroleum Corporation (NNPC) is currently reviewing funding levels for joint ventures for 1998 and is currently making payments at 1997's rate. Insufficient funding from NNPC could delay some of the company's development projects in Nigeria.

Year 2000 compliance assessments of the company's information systems, software and embedded technology continue. The company is also investigating the compliance efforts of suppliers, contractors, and trading partners with whom Chevron does business. The total amount of costs to be incurred to address the Year 2000 issue cannot be reliably estimated at this time.


Review of Operations
--------------------
Excluding special items, first quarter 1998 operating earnings were $436 million compared with 1997 first quarter operating earnings of $804 million in the 1997 quarter. In the 1998 first quarter, favorable prior-year tax adjustments of $125 million were partially offset by deferred tax effects of $56 million from an exchange of international exploration and production properties and net environmental remediation provisions of $5 million in the company's U.S. refining, marketing and transportation (downstream) operations. The net benefit from special items in the 1997 period included gains of $49 million from the sale of certain U.S. producing properties, which were partially offset by environmental remediation and other provisions of $22 million.

Total revenues for the first quarter of 1998 were $7.7 billion, down 31 percent from $11.1 billion in last year's first quarter, primarily due to lower prices for crude oil, natural gas and refined products. However, approximately 25 percent of the decrease was attributable to the company's fourth quarter 1997 exit from the U.K. refining and marketing business and the sale of its interest in a U.K. chemicals affiliate.

The company continues to focus on costs during this period of low crude oil prices. Ongoing operating expenses declined to $5.52 per barrel, down 41 cents from the year-ago quarter and about 3 percent from the full year 1997, helping to mitigate the effect of declining prices on operating results.

Return on capital employed, excluding special items, declined to 12.7 percent for the 12 months ended March 31, 1998, from 13.5 percent in the similar period last year.

Due primarily to lower earnings, taxes on income for the first quarter of 1998 were $299 million compared with $628 million in last year's first quarter. The effective tax rate decreased to 37.4 percent from 43.1 percent in the 1997 first quarter. The primary reasons for the decrease were favorable prior-period tax adjustments partially offset by the tax effects of an exchange of international upstream properties and higher international taxes caused by a shift in the earnings mix from lower effective tax-rate countries to higher effective tax-rate countries.

Foreign currency effects reduced net income in the first quarter of both years:
$46 million in 1998 and $18 million in 1997. The increase in losses between years reflect higher foreign currency losses from the company's and Caltex's operations in Australia, Thailand and the Philippines. Earnings for both years include significant foreign currency losses from Caltex's Korean operations.

The following tables detail Chevron's after-tax earnings by major operating area and selected operating data.

EARNINGS BY MAJOR OPERATING AREA
                                                        Three Months Ended
                                                                  March 31,
                                                        -------------------
Millions of Dollars                                         1998       1997
---------------------------------------------------------------------------
Exploration and Production
  United States                                             $106       $361
  International                                               99        347
---------------------------------------------------------------------------
   Total Exploration and Production                          205        708
---------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                               45         70
  International                                              101         56
---------------------------------------------------------------------------
   Total Refining, Marketing and Transportation              146        126
---------------------------------------------------------------------------
   Total Petroleum Operations                                351        834
Chemicals                                                     63         63
Coal and Other Minerals                                       11         15
Corporate and Other                                           75        (81)
---------------------------------------------------------------------------
Net Income                                                  $500       $831
===========================================================================

SELECTED OPERATING DATA (1) (2)
                                                         Three Months Ended
                                                                  March 31,
                                                        -------------------
                                                            1998       1997
---------------------------------------------------------------------------
U.S. Exploration and Production
  Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                                336        347
  Net Natural Gas Production (MMCFPD)                      1,808      1,927
  Sales of Natural Gas (MMCFPD)                            3,497      3,767
  Sales of Natural Gas Liquids (MBPD) (3)                    141        143
  Revenue from Net Production
    Crude Oil ($/Bbl.)                                    $12.49     $19.86
    Natural Gas ($/MCF)                                    $2.09     $ 2.77

International Exploration and Production
  Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                                 746        729
   Net Natural Gas Production (MMCFPD)                       644        617
   Sales of Natural Gas (MMCFPD)                           1,329        786
   Sales of Natural Gas Liquids (MBPD)                        56         53
   Revenue from Liftings
     Liquids ($/Bbl.)                                     $12.99     $20.02
     Natural Gas ($/MCF)                                   $1.96     $ 2.28
   Other Produced Volumes (MBPD) (4)                          90         80

U.S. Refining, Marketing and Transportation
  Sales of Gasoline (MBPD)                                   599        585
  Sales of Other Refined Products (MBPD)                     534        585
  Refinery Input (MBPD)                                      757        846
  Average Refined Product Sales
   Price ($/Bbl.)                                         $23.68     $30.40

International Refining, Marketing
 and Transportation
  Sales of Refined Products (MBPD)                           809        912
  Refinery Input (MBPD)                                      491        573

Chemical Sales and Other Operating Revenues (5)
  United States                                             $681       $752
  International                                              145        134
    Worldwide                                               $826       $886

(1) Includes equity in affiliates.
(2) MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel;
   MCF = thousand cubic feet
(3) 1997 restated to conform to 1998 presentation
(4) Total field production under the Boscan operating service agreement in Venezuela.
(5) Millions of dollars.  Includes sales to other Chevron companies.


Worldwide exploration and production net earnings were $205 million in the
------------------------------------
first quarter of 1998, down significantly from $708 million in the 1997 first quarter when crude oil and natural gas prices were substantially higher. U.S. exploration and production net earnings were $106 million, down from $361 million in the 1997 first quarter. There were no special items in the first quarter 1998; however, 1997 results included special gains of $49 million from the sales of two producing properties and charges of $6 million for environmental remediation provisions. Excluding the 1997 special items, current quarter earnings were about one-third of the $318 million earned in last year's first quarter. Significantly lower crude oil and natural gas prices and lower production volumes accounted for the decline in 1998 operating earnings.

The company's average 1998 U. S. crude oil and natural gas realizations declined by 37 percent and 25 percent, respectively, compared with the first quarter 1997. Average U. S. crude oil realizations of $12.49 per barrel were down $7.37 from the 1997 first quarter. Average U. S. natural gas realizations of $2.09 per thousand cubic feet were 68 cents lower than in the first quarter of last year.

Net U. S. liquids production decreased to 336,000 barrels per day from 347,000 barrels per day in the prior-year first quarter. Net U. S. natural gas production of 1.8 billion cubic feet per day declined from 1.9 billion cubic feet per day compared with the 1997 first quarter. The declines in the production of liquids and natural gas were primarily attributable to property sales, 1998 weather-related shut-ins of liquids production in California and normal field declines.

International exploration and production net earnings were $99 million, down from $347 million in the 1997 first quarter. Net earnings for the 1998 quarter included a loss of $56 million from deferred tax effects of an exchange of certain U. K. North Sea producing properties for properties in the Norwegian North Sea. Excluding the effect of this special item, 1998 operating earnings of $155 million decreased by $192 million compared with last year's quarter. The decline in operating earnings reflected lower crude oil prices, partially offset by higher liftings when compared with the year-ago quarter.

Net international liquids production increased 17,000 barrels per day to 746,000 barrels per day, mostly due to increased production in Canada, Indonesia, Australia and West Africa. These increases were partially offset by declines in Europe and Papua New Guinea. Natural gas production increased 4 percent to 644 million cubic feet per day, reflecting higher production in Indonesia and Nigeria that was partially offset by lower volumes in Canada and Kazakhstan.

Foreign currency losses in the first quarter 1998 were $15 million compared with gains of $5 million in the 1997 quarter. The changes were primarily in the company's Australian and U.K. operations.

Worldwide refining and marketing and transportation had net earnings of $146
---------------------------------------------------
million in the first quarter of 1998, up 16 percent from $126 million in last year's first quarter. U.S. refining, marketing and transportation net earnings in 1998 were $45 million compared with $70 million in the first quarter 1997. After excluding net special charges of $5 million for environmental remediation and $8 million for litigation matters from the 1998 and 1997 results, respectively, operating earnings were $50 million, a decline of 36 percent from the $78 million reported in last year's first quarter.

U.S. refined product sales margins decreased in the 1998 first quarter, as the deterioration in sales realizations outpaced the decline in feedstock costs. While significant, the unfavorable effects of refinery downtime for scheduled maintenance were comparable in the 1998 and 1997 periods. The average refined product sales price in the 1998 quarter was $23.68 per barrel, down 22 percent from $30.40 per barrel in last year's first quarter.

Total refined product sales volumes were 1.13 million barrels per day, down 3 percent from the comparable quarter last year. Most refined products sales volumes decreased except for gasoline sales, which increased 2 percent to 599,000 barrels per day, and jet fuel sales, which increased by about 3 percent.

International refining, marketing and transportation net earnings were $101 million, up from $56 million reported for the first quarter of 1997. In the Caltex areas of operations, earnings increased significantly, especially in Korea and Japan, as the fall in crude oil prices resulted in improved refined product sales margins. The company's international shipping results improved as freight rates rose.

Sales volumes declined by 11 percent in the first quarter of 1998, due primarily to the effect of the company's exit from the U.K. refining and marketing business in the fourth quarter of 1997. For the remaining operations, a 2 percent increase in Caltex's sales volumes more than offset sales volume declines by the company's other international downstream businesses.

Foreign currency losses in the 1998 first quarter were $31 million compared with losses of $29 million in 1997. In 1998, increased foreign currency losses in Caltex's Thailand, Philippine and Australian operations were nearly offset by the absence of U.K. currency losses following the company's exit from the U.K. downstream business in late 1997.

Chemicals net earnings were $63 million in the 1998 quarter, the same as earned
---------
in last year's first quarter. Higher sales volumes and improved sales margins for additives were offset primarily by lower earnings from equity affiliates. The latter was a result of the sale of the company's interest in a U.K. chemicals affiliate in the fourth quarter of 1997.

Coal and other minerals net earnings declined by $4 million in the first
-----------------------
quarter 1998 to $11 million. Higher operating expenses at one of the company's mines offset higher overall sales of coal and additional earnings from equity affiliates.

Corporate and other includes interest expense, interest income on cash and
-------------------
marketable securities, corporate cost centers and real estate and insurance operations. These activities provided net earnings of $75 million in the first quarter 1998, compared with net charges of $81 million in the comparable prior-year quarter. After excluding a favorable prior-year tax adjustment of $125 million in 1998 and a special charge of $8 million for environmental remediation in 1997, net charges declined to $50 million in 1998 from $73 million in 1997. The decline in net charges was due primarily to recoveries of certain prior-year claims and lower costs of variable components of employee compensation plans.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.265 billion at March 31, 1998, up $250 million from year-end 1997. In addition to cash from operations, an increase in short-term debt, primarily commercial paper, was required to fund the company's capital expenditures and dividend payments to stockholders.

Total debt and capital lease obligations were $7.069 billion at March 31, 1998, up about $1 billion from $6.068 billion at year-end 1997. The increase was primarily from a net increase in short-term commercial paper outstanding, partially offset by the scheduled non-cash retirement in January of $60 million in 8.11 percent ESOP debt.

Although the company benefits from lower interest rates available on short-term debt, the large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. The current ratio was
 .98 at March 31, 1998, compared with 1.01 at year-end 1997. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.432 billion at March 31, 1998. This amount excludes $2.725 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. In the third quarter of 1997, the company decreased the amount of committed credit facilities from $4.425 billion to $4.05 billion, but increased the portion with termination dates beyond one year from $1.8 billion to $2.725 billion. The company's practice has been to refinance its commercial paper continually, maintaining levels it believes to be appropriate to provide adequate funding for ongoing operations and capital spending.

The company's debt ratio (total debt to total debt plus equity) was 28.8 percent at March 31, 1998, up from 25.8 percent at year-end 1997, as a result of the increase in the issuance of commercial paper. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock, providing shares for use in its employee stock option programs. In the first quarter of 1998 the company purchased an additional 2.8 million shares at a cost of about $200 million.
To date, the company has purchased 4 million shares at a cost of about $300 million under the repurchase program.

Worldwide capital and exploratory expenditures for the first quarter of 1998, including the company's share of affiliates' expenditures, totaled $972 million, 3 percent more than the $941 million spent in the 1997 first quarter. Expenditures for exploration and production activities represented 72 percent of total spending in the 1998 first quarter, up 4 percent from the comparable 1997 period. Expenditures for international exploration and production projects were $422 million, or 43 percent of total expenditures, reflecting the company's continued emphasis on increasing international oil and gas production. Total capital and exploratory spending for the year 1998 is forecast to be a record $6.3 billion, a 14 percent increase from record 1997 spending levels.

The company continues to evaluate its capital spending plans. Should the low crude oil and natural gas price environment become more severe and prolonged, the company has the ability to modify its planned expenditures accordingly. In many of the countries where the company has upstream operations, host countries are partners in the ventures and provide a share of the funds for exploration and production projects. The ability of these host countries and other joint venture partners to fund their share of expenditures may affect the level of 1998 spending and the new projects the company seeks to initiate.

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

      (12)   Computation of Ratio of Earnings to Fixed Charges

      (27.1) Financial Data Schedule for three months ended March 31, 1998.

      (27.2) Financial Data Schedules for periods ended March 31, 1996, June
             30, 1996, September 30, 1996, and December 31, 1996, restated from previous filings to report basic and diluted Earnings per Share in accordance with FASB Statement No. 128, "Earnings per Share."

      (27.3) Financial Data Schedules for periods ended March 31, 1997, June
             30, 1997, and September 30, 1997, restated from previous filings to report basic and diluted Earnings per Share in accordance with FASB Statement No. 128, "Earnings per Share."

(b)    Reports on Form 8-K

       None.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHEVRON CORPORATION
                                        ---------------------------------
                                                   (Registrant)




Date        May 8, 1998                           /s/ S.J. CROWE
     -----------------------            ---------------------------------
                                               S. J. Crowe, Comptroller
                                        (Principal Accounting Officer and
                                               Duly Authorized Officer)