Form 10-Q
period 1998-06-30
CHEVRON CORP
filed 1998-08-11
CIK 93410

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-368-2
                                                -------

                               Chevron Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                        94-0890210
  ------------------------------            ------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification
  incorporation or organization)              Number)


     575 Market Street, San Francisco, California                94105
     --------------------------------------------             ----------
       (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code (415) 894-7700

                                      NONE
                        ---------------------------------
                       (Former name or former address, if
                          changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                               Outstanding as of June 30, 1998
 ----------------------------------              -------------------------------
   Common stock, $1.50 par value                          654,432,458

================================================================================

                                        INDEX
                                                                      Page No.


           Cautionary Statements Relevant to Forward-Looking
           Information for  the Purpose of "Safe Harbor"
           Provisions of the Private Securities Litigation
           Reform Act of 1995                                               1

PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statement of Income for the three
            months and six months ended June 30, 1998 and 1997              2

           Consolidated Statement of Comprehensive Income
            for the three months and six months ended
            June 30, 1998 and 1997                                          2

           Consolidated Balance Sheet at June 30, 1998
            and December 31, 1997                                           3

           Consolidated Statement of Cash Flows for the six months
            ended June 30, 1998 and 1997                                    4

           Notes to Consolidated Financial Statements                     5-11

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                12-19

PART II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                               20

Item 4.    Submission of Matters to a Vote of Security Holders             20

Item 6.    Listing of Exhibits and Reports on Form 8-K                     21

Signature                                                                  21

Exhibit:   Computation of Ratio of Earnings to Fixed Charges               22

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve, and potential delays in achieving, expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production, manufacturing or transportation facilities due to accidents or political events; potential disruption to the company's operations due to untimely or incomplete resolution of Year 2000 issues by the company and other entities with which it has material relationships; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

                          PART I. FINANCIAL INFORMATION

                             CHEVRON CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)

                                                      Three Months Ended    Six Months Ended
                                                                June 30,            June 30,
                                                   ---------------------  ------------------
Millions of Dollars,  Except Per-Share Amounts        1998       1997        1998       1997
--------------------------------------------------------------------------------------------
Revenues
--------
Sales and other operating revenues*                $ 7,754    $ 9,947     $15,218    $20,741
Income from equity affiliates                          155        193         306        371
Other income                                            60        134          98        255
                                                   -----------------------------------------
   Total Revenues                                    7,969     10,274      15,622     21,367
                                                   -----------------------------------------
Costs and Other Deductions
--------------------------
Purchased crude oil and products                     3,549      4,887       7,184     10,597
Operating expenses                                   1,355      1,247       2,561      2,622
Selling, general and administrative expenses           276        391         529        736
Exploration expenses                                   134         98         235        179
Depreciation, depletion and amortization               557        549       1,111      1,095
Taxes other than on income*                          1,140      1,630       2,151      3,125
Interest and debt expense                               99         76         193        158
                                                   -----------------------------------------
Total Costs and Other Deductions                     7,110      8,878      13,964     18,512
                                                   -----------------------------------------

Income Before Income Tax Expense                       859      1,396       1,658      2,855
Income Tax Expense                                     282        573         581      1,201
                                                   -----------------------------------------
Net Income                                         $   577    $   823     $ 1,077    $ 1,654
                                                   -----------------------------------------

Per Share of Common Stock:
   Net Income                 - Basic              $   .88    $  1.26     $  1.65    $  2.53
                              - Diluted            $   .88    $  1.25     $  1.64    $  2.52
   Dividends                                       $   .61    $   .58     $  1.22    $  1.12

Weighted Average Number of
 Shares Outstanding (000s)    - Basic              655,459    654,965     655,167    654,819
                              - Diluted            657,762    656,656     657,503    656,424

*   Includes consumer excise taxes.                $   988    $ 1,447     $ 1,840    $ 2,761


                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                (Unaudited)

                                                    Three Months Ended      Six Months Ended
                                                              June 30,              June 30,
                                                   -------------------   -------------------
Millions of Dollars                                   1998       1997        1998       1997
--------------------------------------------------------------------------------------------
Net Income                                         $   577    $   823    $  1,077    $ 1,654
                                                   -----------------------------------------
Currency translation adjustment                         (1)      (138)        (1)       (169)
Unrealized holding (loss) gain on securities            (3)         4         (1)         (1)
Minimum pension liability adjustment                     -          -        (16)          4
                                                   -----------------------------------------
Other Comprehensive Income, net of tax                  (4)      (134)       (18)       (166)
                                                   -----------------------------------------
Comprehensive Income                               $   573    $   689    $  1,059    $ 1,488
                                                   -----------------------------------------

See accompanying notes to consolidated financial statements.


                                       CHEVRON CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                                                   June 30,
                                                                       1998      December 31,
Millions of Dollars                                             (Unaudited)              1997
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                          $  1,185           $ 1,015
Marketable securities                                                   525               655
Accounts and notes receivable                                         2,950             3,374
Inventories:
    Crude oil and petroleum products                                    569               539
    Chemicals                                                           587               547
    Materials, supplies and other                                       289               292
                                                                   --------------------------
                                                                      1,445             1,378
Prepaid expenses and other current assets                               774               584
                                                                   --------------------------
     Total Current Assets                                             6,879             7,006
Long-term receivables                                                   577               471
Investments and advances                                              4,733             4,496

Properties, plant and equipment, at cost                             50,247            49,233
Less: accumulated depreciation, depletion and amortization           27,143            26,562
                                                                   --------------------------
                                                                     23,104            22,671
Deferred charges and other assets                                       883               829
                                                                   --------------------------
            Total Assets                                            $36,176           $35,473
                                                                   ==========================

---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                    $  2,914          $  1,637
Accounts payable                                                      2,207             2,735
Accrued liabilities                                                   1,095             1,450
Federal and other taxes on income                                       631               732
Other taxes payable                                                     458               392
                                                                   --------------------------
     Total Current Liabilities                                        7,305             6,946
Long-term debt                                                        4,069             4,139
Capital lease obligations                                               280               292
Deferred credits and other non-current obligations                    1,690             1,745
Deferred income taxes                                                 3,460             3,215
Reserves for employee benefit plans                                   1,698             1,664
                                                                   --------------------------
     Total Liabilities                                               18,502            18,001
                                                                   --------------------------
Preferred stock (authorized 100,000,000
   shares, $1.00 par value, none issued)                                  -                 -
Common stock (authorized 1,000,000,000 shares,
   $1.50 par value, 712,487,068 shares issued)                        1,069             1,069
Capital in excess of par value                                        2,063             2,022
Deferred compensation                                                  (691)             (750)
Accumulated other comprehensive income                                  (95)              (77)
Retained earnings                                                    17,472            17,185
Treasury stock, at cost (58,063,640 and 56,555,871 shares
   at June 30, 1998 and December 31, 1997, respectively)             (2,144)           (1,977)
                                                                   --------------------------
     Total Stockholders' Equity                                      17,674            17,472
                                                                   --------------------------
            Total Liabilities and Stockholders' Equity              $36,176           $35,473
                                                                   ==========================

See accompanying notes to consolidated financial statements.


                                       CHEVRON CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                                                                 Six Months Ended
                                                                                          June 30,
                                                                         -------------------------
Millions of Dollars                                                        1998              1997
--------------------------------------------------------------------------------------------------

Operating Activities
 Net income                                                             $ 1,077           $ 1,654
 Adjustments
   Depreciation, depletion and amortization                               1,111             1,095
   Dry hole expense related to prior years' expenditures                     33                18
   Distributions less than income from equity affiliates (1)               (177)             (174)
   Net before-tax losses (gains) on asset retirements and sales             105              (187)
   Net foreign exchange gains                                               (23)              (15)
   Deferred income tax provision                                            263               190
   Net increase in operating working capital                               (831)             (203)
   Other (1)                                                               (222)             (101)
                                                                      ----------------------------
      Net Cash Provided by Operating Activities                           1,336             2,277
                                                                      ----------------------------
Investing Activities
   Capital expenditures                                                  (1,705)           (1,660)
   Proceeds from asset sales                                                 94               298
   Net sales of marketable securities                                       130               306
                                                                      ----------------------------
      Net Cash Used for Investing Activities                             (1,481)           (1,056)
                                                                      ----------------------------
Financing Activities
   Net borrowings of short-term obligations                               1,421                 8
   Proceeds from issuance of long-term debt                                 118                 8
   Repayments of long-term debt and other financing obligations            (284)             (202)
   Cash dividends paid                                                     (798)             (732)
   Net (purchase) sale of treasury shares (1)                              (139)               92
                                                                      ----------------------------
      Net Cash Provided by (Used for) Financing Activities                  318              (826)
                                                                      ----------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                 (3)               (7)
                                                                      ----------------------------
Net Change in Cash and Cash Equivalents                                     170               388
Cash and Cash Equivalents at January 1                                    1,015               892
                                                                      ----------------------------
Cash and Cash Equivalents at June 30                                    $ 1,185           $ 1,280
                                                                      ============================

(1)  Certain  amounts  in  1997  have  been  reclassified  to  conform  to  1998 presentation

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

The results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the second quarter 1998 included net charges of $43 million for special items. Charges of $40 million resulting from the outsourcing of the company's mainframe computer and telecommunications operations, $28 million for the write-off of certain desktop computer equipment and $8 million for a provision for environmental remediation at a U.S. refinery were offset partially by benefits of $33 million from favorable prior-year tax adjustments.

Net income for the first six months of 1998 included net benefits of $21 million from special items. The net charges of $43 million for the second quarter 1998 were more than offset by net benefits of $64 million from special items in the first quarter of 1998. The 1998 first quarter results included special gains of $125 million from favorable prior-year tax adjustments. Partially offsetting these gains were special charges of $56 million for the deferred tax effects of an exchange of international exploration and production properties and a net $5 million for provisions for environmental remediation in the company's U.S. refining, marketing and transportation operations.

Net income for the second quarter of 1997 included net charges of $14 million for special items. Charges of $66 million for the remaining unaccrued cost of the company's broad-based employee performance stock option program and $12 million for a provision for environmental remediation at a U.S. refinery were offset partially by gains of $50 million from the sales of 10 percent of the company's ownership interest in the Tengizchevroil joint venture and upstream properties in the North Perth Basin area of Australia and a $14 million favorable prior-year tax adjustment.

In the six-month period ended June 30, 1997, net income included net benefits of $13 million from special items. The net special charges of $14 million for the second quarter 1997 were more than offset by net benefits of $27 million from special items in the first quarter of 1997. The 1997 first quarter results included special gains of $49 million from the sales of a producing property in the Gulf of Mexico and one in southern California. Partially offsetting these gains were special charges of $22 million for provisions for environmental remediation and other items.

Foreign exchange gains included in second quarter 1998 net income were $96 million, compared with gains of $23 million in second quarter 1997. For the first six months of 1998, net income included foreign exchange gains of $50 million, compared with gains of $5 million in the same period of 1997.

Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:

                                                                           Six Months Ended
                                                                                   June 30,
                                                                   ------------------------
  Millions of Dollars                                                1998              1997
-------------------------------------------------------------------------------------------

  Decrease in accounts and notes receivable                        $   395           $   617
  Increase in inventories                                              (67)              (22)
  (Increase) Decrease in prepaid expenses and other current assets    (188)               23
  Decrease in accounts payable and accrued liabilities                (932)             (924)
  (Decrease) Increase in income and other taxes payable                (39)              103
--------------------------------------------------------------------------------------------

       Net increase in operating working capital                   $  (831)          $  (203)
--------------------------------------------------------------------------------------------


"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                           Six Months Ended
                                                                                   June 30,
                                                                   ------------------------
  Millions of Dollars                                                1998              1997
-------------------------------------------------------------------------------------------

  Interest paid on debt (net of capitalized interest)              $   195           $   163
  Income taxes paid                                                $   421           $   962
-------------------------------------------------------------------------------------------


The "Net sales of marketable securities" consists of the following gross amounts:

                                                                            Six Months Ended
                                                                                    June 30,
                                                                   -------------------------
  Millions of Dollars                                                 1998              1997
--------------------------------------------------------------------------------------------

  Marketable securities purchased                                  $(1,110)          $(1,390)
  Marketable securities sold                                         1,240             1,696
--------------------------------------------------------------------------------------------

       Net sales of marketable securities                          $   130           $   306
--------------------------------------------------------------------------------------------


The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $60 million and $50 million of matured debt guaranteed by Chevron Corporation in January of 1998 and 1997, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation.

In the second quarter 1997 the company's Venice, Louisiana natural gas facilities were contributed to a partnership with NGC Corporation (renamed Dynegy Incorporated in June 1998). The company's property, plant and equipment was reduced for the net book value of the contributed assets and an investment in the partnership, together with a deferred gain, were recorded. There was no cash effect from the transaction and the amounts were not material to the company's balance sheet.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

At June 30, 1998, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and, effective February 1,

1998, Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented as follows:


                                         Three Months Ended             Six Months Ended
                                                    June 30,                    June 30,
                                           -----------------          ------------------
  Millions of Dollars                        1998       1997             1998       1997
----------------------------------------------------------------------------------------
  Sales and other operating revenues       $6,446     $6,753          $12,308    $14,392
  Costs and other deductions                6,156      6,373           11,861     13,560
  Net income                                   46        256              242        634
----------------------------------------------------------------------------------------


                                June 30,                December 31,
  Millions of Dollars               1998                        1997
--------------------------------------------------------------------
  Current assets                $  3,525                    $  2,854
  Other assets                    16,461                      13,867

  Current liabilities              3,486                       3,282
  Other liabilities                6,186                       4,966

  Net worth                       10,314                       8,473
--------------------------------------------------------------------


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

                                        Three Months Ended             Six Months Ended
                                                   June 30,                    June 30,
                                        -------------------            ----------------
  Millions of Dollars                       1998       1997             1998       1997
---------------------------------------------------------------------------------------

  Sales and other operating revenues        $155       $135             $290       $256
  Costs and other deductions                 164        138              295        275
  Net income                                  (2)        12                6         16
---------------------------------------------------------------------------------------

                               June 30,                December 31,
  Millions of Dollars              1998                        1997
-------------------------------------------------------------------

  Current assets               $    298                    $    243
  Other assets                      870                         897

  Current liabilities               782                         666
  Other liabilities                 297                         311

  Net worth                          89                         163
-------------------------------------------------------------------

In March 1998, CTC returned $80 million of paid-in capital to its parent in partial settlement of a receivable balance.

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at June 30, 1998.


Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                   Three Months Ended             Six Months Ended
                                              June 30,                    June 30,
                                   -------------------           -----------------
  Millions of Dollars                  1998       1997(1)          1998       1997(1)
----------------------------------------------------------------------------------

  Gross revenues                     $4,249     $4,433           $8,555     $9,127
  Income before income taxes            270        319              589        639
  Net income                            222        200              426        386
----------------------------------------------------------------------------------

(1)  1997 amounts have been reclassified to conform to 1998 presentation.


Note 7.  Income Taxes

Taxes on income for the second quarter and first half of 1998 were $282 million and $581 million, respectively, compared with $573 million and $1.201 billion for the comparable 1997 periods. The effective income tax rate for the first half of 1998 decreased to 35 percent from 42 percent in the 1997 first half. The lower tax rate was due to the adjustment of prior years' income taxes and associated estimated interest reserves resulting from the favorable resolution of certain open tax issues with the IRS and higher equity affiliates' after-tax earnings as a proportion of before-tax income. The company also recognized beneficial prior-year tax adjustments resulting from a favorable U.S. tax ruling related to its investment in the Tengizchevroil (TCO) partnership in the Republic of Kazakhstan and from the utilization of additional foreign tax credits. These benefits were partially offset by a shift in the company's 1998 international earnings mix to countries with higher effective tax rates and by additional deferred taxes arising from an exchange of international upstream properties.


Note 8.  Taxes Other Than On Income

Taxes other than on income for the second quarter and first half of 1998 were $1.140 billion and $2.151 billion, respectively, compared with $1.630 billion and $3.125 billion for the comparable 1997 periods. The effect of the company's fourth quarter 1997 withdrawal from the U.K. refining and marketing business contributes $557 million and $1.038 billion to the decrease in excise taxes when comparing the second quarter and six month periods of 1998 and 1997, respectively. These decreases in excise taxes are also components of the decreases in sales and other operating revenues between periods. There was no net income effect from the decreases in excise taxes in either period.

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

Other Contingencies -

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1987 and 1991, respectively. In June 1997, the company's Caltex affiliate received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex is challenging the claim and fully expects to prevail. Caltex believes the underlying excise tax claim is wrong and therefore the claim for penalties and interest is wrong. In February 1998, Caltex provided an initial letter of credit for $2.33 billion to the IRS to pursue the claim. The letter of credit is guaranteed by Chevron and Texaco. Caltex has also made a cash deposit with the IRS, which it believes is appropriate in order to pursue this matter to court. On May 8, 1998 Caltex filed a complaint in the United States Court of Federal Claims requesting a refund of the cash deposit and asking the court to hold that Caltex owes nothing on the IRS claim.

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


Note 10. Issuance of New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred or capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and earlier adoption is permitted in fiscal years for which annual financial statements have not been issued. The company is currently evaluating implementation of SOP 98-1 and the effects the Statement will have on its financial statements and disclosures. The company believes that adoption of the Statement will not have a material effect on the company's results of operations, financial position, capital resources or liquidity.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. The Statement is effective for financial statements for fiscal years beginning after December 15, 1998, and earlier adoption is permitted in fiscal years for which annual financial statements have not been issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The company is currently evaluating implementation of SOP 98-5 and the effects the Statement will have on its financial statements and disclosures. The company believes that adoption of the Statement will not have a material effect on the company's results of operations, financial position, capital resources or liquidity.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. The company is currently evaluating implementation of FASB Statement No. 133 and the effects the Statement will have on its financial statements and disclosures. The company believes that, due to its current limited use of derivative instruments, adoption of the Statement will not have a material effect on the company's results of operations, financial position, capital resources or liquidity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Second Quarter 1998 Compared With Second Quarter 1997
                And First Half 1998 Compared With First Half 1997

Financial Results
-----------------
Net income for the second quarter of 1998 was $577 million ($.88 diluted earnings per share), a decrease of 30 percent from the net income of $823 million ($1.25 diluted earnings per share) for the 1997 second quarter. In the 1998 second quarter, net charges of $43 million for special items represented the effect of $68 million associated with the costs of outsourcing the company's U.S. mainframe computer and telecommunications operations and the write-off of certain desktop computer equipment, and a provision of $8 million for environmental remediation at a U.S. refinery, which were partially offset by favorable prior-year tax adjustments of $33 million. In the 1997 quarter, special items reduced earnings $14 million as asset sale gains and other net special items totaling $52 million were more than offset by a $66 million charge for the cost of the company's broad-based performance stock option program. Excluding special items, 1998 second quarter operating earnings were $620 million, compared with record quarterly operating earnings of $837 million in 1997.

Net income for the first six months of 1998 was $1.077 billion ($1.64 diluted earnings per share), down from $1.654 billion ($2.52 diluted earnings per share) for the first half of 1997. Net income for the 1998 and 1997 year-to-date periods included net benefits of $21 million and $13 million, respectively, from special items. Excluding these benefits, six-month earnings were $1.056 billion compared with $1.641 billion in the first half of 1997.

The collapse in crude oil prices, which began late last year, was the primary cause of the decline in the company's worldwide exploration and production (upstream) earnings for the three- and six-month periods ended June 30, 1998. In June of 1998 crude oil prices fell to their lowest levels since 1986. Chevron's second quarter average U.S. crude oil realizations were about $5.50 per barrel lower than last year's quarter, a drop of 33 percent. For the first half of 1998, these prices were almost $6.50 per barrel lower than the same period last year.

U.S. refining, marketing and transportation (downstream) operating results improved from last year's quarter on higher margins and a 6 percent increase in Chevron-branded motor gasoline sales volumes. International downstream earnings also increased, as foreign currency gains helped mitigate the impact of deteriorating Asian market conditions for the company's Caltex affiliate. However, operating results from the company's chemicals business were down in the second quarter 1998 compared with the same quarter of 1997, as lower prices and sales volumes for major petrochemical products more than offset lower feedstock costs and operating expenses.

Operating Environment and Outlook
---------------------------------
The company continues to monitor the crude oil market closely, but has not made any substantive changes to its operations or capital spending plans. During the first seven months of 1998, the spot price of West Texas Intermediate (WTI), an industry benchmark light crude, averaged $15.09 per barrel, representing a 28 percent decline from the corresponding 1997 period. For the month of July 1998, the WTI spot price averaged $14.08 per barrel and has fallen to lower levels in early August.

Some countries in which Chevron has producing operations have mandated crude oil production cuts to help boost the price of crude oil. To date, Chevron's production has not been materially affected by these cuts, and the company believes the net effect of any curtailments directed by host countries would be insignificant to its overall production levels. However, such curtailments or limits may have an adverse effect on the level of new production from current and future development projects.

The company's Caltex affiliate may continue to be affected adversely by a decline in the demand for refined products in the Asian markets in which it operates. As Asian marketers continue to sell a larger proportion of their refined products into the highly competitive export market, lower prices and narrower sales margins result.

Earnings of Chevron's chemicals operations are expected to decline in the second half of 1998. The financial results will include the additional expenses associated with the upcoming scheduled shutdown of the ethylene unit at the company's Cedar Bayou manufacturing facility for maintenance and repairs. In addition, the company anticipates continued downward pressure on commodity chemical product prices as a result of industry manufacturing overcapacity, reduced Asian demand for U.S. manufactured products and the influx of chemical products into the United States from Asian manufacturers.

Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability. In addition, Chevron receives claims from, and submits claims to, customers, trading partners, contractors and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and require lengthy periods to resolve. These activities may result in significant losses or gains in future periods. In the second half of 1998, the company expects to realize the benefits from the receipt of proceeds from certain insurance claims and to recognize favorable income tax adjustments from its foreign operations that may be material to its income.

Current Developments
--------------------
In Angola, the company announced in May that production began from the Lomba field, located in the Block O concession, 40 miles offshore Cabinda in 400 feet of water. Natural gas, produced in association with the crude oil, will be collected, compressed and re-injected into the formation to enhance production. Lomba's production began at 15,000 barrels per day, which is expected to increase to 22,000 barrels per day by November 1998. Chevron has a 39.2-percent interest in the Block O concession.

Also in Angola, the company announced a third significant discovery in the Chevron-operated Block 14 offshore concession, which is adjacent to the Chevron-operated Block O concession. This discovery, named Benguela, is in waters more than 1,300 feet deep. Other discoveries in the Block 14 exploration program are Kuito and Landana. Development of Kuito, which has been characterized as a giant field and was the first discovery in Block 14, is currently moving forward. Chevron's interest in Block 14 is 31 percent.

Chevron began production in June from the Dibi oil field in Nigeria, the third field brought into production this year in the western Niger Delta area. The Opolo field began production in the first quarter of 1998 and the Gbokoda field came on stream in April. The Dibi field will be Chevron's second "zero-flare" oil field project in Nigeria following the lead of the Gbokoda field. Natural gas that is produced with crude oil from the Dibi and Gbokoda fields will be gathered and processed for commercial use through the Escravos Gas Project, inaugurated in May 1997, to reduce gas flaring and commercialize Nigeria's gas resources. Chevron has a 40-percent equity interest in these fields.

In July, Chevron received its official 1998 budget allocation approved by its partner in Nigeria, the government-owned Nigerian National Petroleum Corporation
(NNPC), based on a total oil industry budget of $2.5 billion for joint ventures in the country. Prior to the death of the former Nigerian leader, General Abacha, NNPC had been funding the joint ventures in the country at 1997's approved budget rate of $2.05 billion.

Chevron has significant production and development projects under way in West Africa. Its share of combined production from Nigeria, Angola, Republic of Congo and Democratic Republic of Congo is more than 310,000 barrels per day. Civil unrest, political uncertainty and economic conditions in this area may affect the company's producing operations. The company continues to monitor developments closely.

In Venezuela, Chevron assumed responsibility for operations and the development of the LL-652 oil field in May from Petroleos de Venezuela on behalf of an international consortium. The consortium plans to invest about $2 billion to develop the field and expand production over the 20-year life of the agreement. Chevron has a 30-percent interest in the consortium.

Offshore eastern Canada, crude oil production returned to about 60,000 barrels per day in June at the Hibernia oil project after the completion of a program that began last winter to boost reservoir pressure. Production is expected to exceed 100,000 barrels per day later in 1998 as new wells come on-stream. Hibernia, located offshore on Newfoundland's Grand Banks, is Canada's first major offshore project.

The company announced in early August that production had begun at the Britannia gas condensate field in the U.K. North Sea. The field is operated jointly by Chevron and Conoco on behalf of an international consortium and is expected to reach its full daily capacity of 740 million standard cubic feet of gas per day and over 50,000 barrels of condensate per day by October 1998. Chevron's equity interest in Britannia is 30.2 percent.

In the Gulf of Mexico, Chevron's Genesis project team in June installed the 28,700-ton hull of the floating spar platform in waters a half-mile deep, 150 miles south of New Orleans. The massive hull will serve as the foundation for the drilling and production platform to be used to develop Green Canyon Block
205. Production from Green Canyon Block 205 is expected to begin in late 1998 and reach 55,000 barrels per day of oil and 72 million cubic feet per day of gas by the year 2000. Chevron's equity interest in the Genesis project is 57 percent.

In Alaska, Chevron and Atlantic Richfield (ARCO) in early August signed two agreements to partner equally in exploration and development projects on the North Slope of Alaska. The first agreement provides for joint exploration and appraisal of an approximate 4,000-square-mile area that includes leases recently acquired by both companies in Alaska State Lease Sale 87. The second agreement encompasses the McCovey/Salmon area, which included 196,000 offshore acres north of the Prudhoe Bay oil field in the Beaufort Sea. ARCO has been designated as exploration and development operator in both agreements.

Chevron Products Company signed an agreement in June to purchase Amoco Corporation's U.S. lubricant business. This acquisition is expected to be a key step in positioning Chevron as a leading marketer of heavy duty and industrial oils in North America and significantly strengthens the company's position in the mid-western region of the United States, where Amoco was a leading supplier.

Caltex, Chevron's 50-percent-owned equity affiliate, announced a major restructuring in response to increased competition in its markets and the economic impact of the Asian economic crisis. The restructuring includes the realignment of global responsibilities from a geographic focus to a primarily functional focus, the elimination of about 170 positions and the redeployment of personnel. When fully implemented, direct before-tax savings for Caltex from the restructuring are expected to be about $50 million annually. The company anticipates that Caltex will record a charge associated with this restructuring program during the second half of 1998.


Year 2000 compliance assessments of the company's information systems, software and embedded technology continue and are coordinated by a specially formed Year 2000 Project Team. The company is also investigating the Year 2000 compliance efforts of suppliers, contractors, and other third party entities with whom Chevron does business and has material relationships, with a view to preventing the company's operations from being adversely affected by significant compliance problems of others. In several areas of the company's business, the assessment stage is complete and corrective actions are under way. Specific areas where the company could face material Year 2000 issues include the embedded technology in certain of its exploration and production facilities, refinery operations and chemical plants. Chevron has signed various consulting contracts with entities which have expertise in Year 2000 assessment and remediation services for embedded technology and information systems and software. While many uncertainties exist, the company intends that substantially all material Year 2000 issues surrounding its information systems and software, embedded technology and third party relationships will be identified by the end of 1998. The company also intends that all material issues will be corrected or addressed by the end of 1999. Concurrent with its efforts to correct Year 2000 issues, the company will be developing appropriate contingency plans to help prevent the company's operations from being materially impacted by a failure to correct a Year 2000 problem. The total amount of costs to be incurred by the company to address Year 2000 issues cannot be reliably estimated at this time. The ultimate effects of certain Year 2000 technology problems may not be known until 2000. Because of uncertainties, the actual effects of the Year 2000 issue on Chevron may be different from the company's current assessment. However, the company currently believes that Year 2000 issues will not have a material effect on its results of operations, consolidated financial position or liquidity.


The European Economic Union will begin conversion of its various currencies to the "Euro" on January 1, 1999. The company is evaluating what effect, if any, the conversion to the Euro will have on the company's activities. The company believes this conversion will not have a material effect on its results of operations or liquidity.


Review of Operations
--------------------
Total revenues for the quarter were $8.0 billion, a decrease of 22 percent from $10.3 billion in last year's second quarter. For the six-month period, total revenues were $15.6 billion, down 27 percent from $21.4 billion in the first half of 1997. Except for U.S. natural gas in the second quarter, average sales realizations from refined products, crude oil, and natural gas have declined significantly in 1998 compared with the same periods of 1997. Additionally, the absence of revenues from the U.K. refining and marketing business, due to the company's exit in the fourth quarter 1997, represents about one third of the quarterly decline and one fourth of the year-to-date decline in total revenues.

The company continues to keep tight control over its operating expense, which is critically important during this period of low crude oil prices. For the first six months of 1998, operating expenses were $5.32 per barrel, down about 6 percent from comparable operations in the 1997 first half, helping to mitigate the effect of declining commodity and product prices. Total operating, general and administrative expenses, adjusted for special items, declined $113 million in the 1998 first half to $3.089 billion compared with $3.202 billion in the first half of 1997 despite increases in oil and natural gas production and refined products sales volumes.

Taxes on income for the second quarter and first half of 1998 were $282 million and $581 million, respectively, compared with $573 million and $1.201 billion for the comparable 1997 periods. The effective income tax rate for the first half of 1998 decreased to 35 percent from 42 percent in the 1997 first half. The lower tax rate was due to the adjustment of prior years' income taxes and associated estimated interest reserves resulting from the favorable resolution of certain open tax issues with the IRS and higher equity affiliates' after-tax earnings as a proportion of before-tax income. The company also recognized beneficial prior-year tax adjustments resulting from a favorable U.S. tax ruling related to its investment in the Tengizchevroil (TCO) partnership in the Republic of Kazakhstan and from the utilization of additional foreign tax credits. These benefits were partially offset by a shift in the company's 1998 international earnings mix to countries with higher effective tax rates and by additional deferred taxes arising from an exchange of international upstream properties.

Foreign currency gains of $96 million and $23 million were included in the second quarter net income for 1998 and 1997, respectively. Net income for the first half of 1998 and 1997 included foreign currency gains of $50 million and $5 million, respectively. The increases in foreign exchange gains occurred in many of Caltex's countries of operations, and in Chevron's Australian and Canadian businesses.

The following tables detail the company's after-tax earnings by major operating area and selected operating data.


                        EARNINGS BY MAJOR OPERATING AREA

                                                          Three Months Ended             Six Months Ended
                                                                    June 30,                     June 30,
                                                          ------------------           ------------------
Millions of Dollars                                        1998         1997              1998       1997
---------------------------------------------------------------------------------------------------------
Exploration and Production
    United States                                         $  85         $182           $   191    $   543
    International                                           211          357               310        704
---------------------------------------------------------------------------------------------------------
       Total Exploration and Production                     296          539               501      1,247
---------------------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                           225          182               270        252
    International                                           115           92               216        148
---------------------------------------------------------------------------------------------------------
       Total Refining, Marketing and Transportation         340          274               486        400
---------------------------------------------------------------------------------------------------------
       Total Petroleum Operations                           636          813               987      1,647
Chemicals                                                    47           77               110        140
Coal and Other Minerals                                       9            6                20         21
Corporate and Other *                                      (115)         (73)              (40)      (154)
---------------------------------------------------------------------------------------------------------
       Net Income                                          $577         $823            $1,077     $1,654
---------------------------------------------------------------------------------------------------------

* "Corporate and Other" includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance activities.

                                          SELECTED OPERATING DATA (1) (2)

                                                                  Three Months Ended           Six Months Ended
                                                                            June 30,                   June 30,
                                                        ----------------------------    ------------------------
                                                                  1998         1997         1998           1997
----------------------------------------------------------------------------------------------------------------
U.S. Exploration and Production
 Net Crude Oil and Natural Gas Liquids Production (MBPD)           337          340          336            344
 Net Natural Gas Production (MMCFPD)                             1,786        1,896        1,796          1,911
 Sales of Natural Gas (MMCFPD)                                   3,336        3,324        3,416          3,545
 Sales of Natural Gas Liquids (MBPD) (3)                           127          100          134            128
 Revenue from Net Production
    Crude Oil ($/Bbl.)                                          $11.35       $16.86       $11.92         $18.36
    Natural Gas ($/MCF)                                         $ 2.08       $ 1.95       $ 2.08         $ 2.36

International Exploration and Production
 Net Crude Oil and Natural Gas Liquids Production (MBPD)           764          734          756            731
 Net Natural Gas Production (MMCFPD)                               559          543          602            580
 Sales of Natural Gas (MMCFPD)                                   1,398        1,226        1,363          1,007
 Sales of Natural Gas Liquids (MBPD) (3)                            60           68           58             61
 Revenue from Liftings
    Liquids ($/Bbl.)                                            $12.38       $17.14       $12.68         $18.51
    Natural Gas ($/MCF)                                         $ 1.81       $ 2.07       $ 1.89         $ 2.18
 Other Produced Volumes (MBPD) (4)                                  93           81           92             80

U.S. Refining, Marketing and Transportation
 Sales of Gasoline (MBPD) (5)                                      689          574          644            580
 Sales of Other Refined Products (MBPD)                            618          618          576            601
 Refinery Input (MBPD)                                             996          979          877            913
 Average Refined Product Sales Price ($/Bbl.)                   $22.75       $28.43       $23.17         $29.39

International Refining, Marketing and Transportation
 Sales of Refined Products (MBPD)                                  791          882          800            897
 Refinery Input (MBPD)                                             478          588          485            581

Chemical Sales and Other Operating Revenues(6)
 United States                                                    $659         $798       $1,340         $1,550
 International                                                     140          151          285            285

-------------------------------------------------------------------------------------------------------------------

  Worldwide                                                       $799         $949       $1,625         $1,835
-------------------------------------------------------------------------------------------------------------------

(1)  Includes equity in affiliates.
(2)  MBPD = thousand barrels per day; MMCFPD = million cubic feet per day;
     Bbl. = barrel; MCF =  thousand cubic feet
(3)  1997 restated to conform to 1998 presentation.
(4) Represents total field production under the Boscan operating service agreement in Venezuela.
(5)  Includes branded and unbranded gasoline.
(6)  Millions of dollars.  Includes sales to other Chevron companies.

Worldwide exploration and production earned $296 million in the second quarter
-------------------------------------
of 1998, compared with $539 million in the corresponding 1997 period. Earnings of $501 million in the first six months of 1998 were 60 percent lower than the $1.247 billion earned in the 1997 first half. U.S. exploration and production
                                              -------------------------------
net quarterly earnings were $85 million, less than half the $182 million earned in the 1997 second quarter. Six-month earnings were $191 million in 1998, compared with $543 million earned in the first six months of 1997. There were no special items in the 1998 second quarter or year to date. However, the 1997 second quarter results were reduced by a special charge of $11 million for the performance stock option program. Earnings for the 1997 six months benefited $49 million from the sale of assets, partially offset by environmental remediation charges of $6 million and performance stock option program costs of $11 million.

Net U.S. liquids production averaged 337,000 barrels per day in the second quarter of 1998 and 336,000 barrels per day year to date. In 1997, liquids production was 340,000 barrels per day in the second quarter and 344,000 barrels per day year to date. Net U.S. natural gas production of 1.8 billion cubic feet per day in the 1998 second quarter and six months declined from 1.9 billion cubic feet per day for the 1997 periods. The declines in U.S. production of liquids and natural gas were primarily attributable to property sales, 1998 weather-related shut-ins of liquids production in California and normal field declines.

The company's 1998 average second quarter U.S. crude oil realizations of $11.35 per barrel declined by $5.51, or 33 percent, compared with the second quarter 1997. Average second quarter U.S. natural gas realizations of $2.08 per thousand cubic feet were 13 cents higher than in the second quarter of last year. On a year-to-date basis, 1998 crude oil realizations were $11.92 per barrel, 35 percent lower than the $18.36 per barrel obtained in 1997, and natural gas prices were $2.08 per thousand cubic feet, a decline of 12 percent from $2.36 per thousand cubic feet last year.

International exploration and production net earnings for the 1998 second
----------------------------------------
quarter were $211 million, a decline of 41 percent from $357 million earned in the second quarter of 1997. Earnings of $310 million in the first six months of 1998 were less than half the $704 million earned in the 1997 first half. The 1998 second quarter results benefited $21 million from prior-year income tax adjustments. Six-month 1998 results were reduced a net $35 million by a first quarter loss of $56 million on asset dispositions in addition to the second quarter special item. The 1997 quarter and six months benefited a net $59 million from special items as gains from asset sales and a favorable prior-year tax adjustment were partially offset by a $5 million charge for the company's performance stock option program.

Excluding special items, earnings were $190 million in the 1998 second quarter, down from $298 million in the year-ago quarter. For the 1998 first half, earnings of $345 million declined from $645 million earned in the first six months of 1997. The decline in operating earnings reflected lower crude oil and natural gas prices, combined with lower liftings, when compared with the year-ago periods. The 1997 periods also benefited from lower effective income tax rates arising from the utilization of about $50 million of tax-loss carryforwards in certain countries.

Net liquids production increased 4 percent to 764,000 barrels per day in the 1998 second quarter, with most of the increase coming from Indonesia and Canada, combined with new production in Norway. Smaller increases in Nigeria and the Republic of Congo were offset by production declines in Angola and in the U.K. North Sea, partially as a result of the first quarter swap of interests in U.K. producing properties for properties in Norway. Year-to-date production was 756,000 barrels per day, a 3 percent increase from 731,000 barrels per day produced in 1997.

Net natural gas production increased to 559 million cubic feet per day from 543 million in the 1997 second quarter. Six-month production in 1998 was 602 million cubic feet per day compared with 580 million cubic feet per day last year. The increases in both periods were from new production in Nigeria and increases in Australia and Indonesia, partially offset by declines in Canada.

The company's 1998 average second quarter international crude oil realizations of $12.38 per barrel declined by $4.76, or 28 percent, compared with the second quarter 1997. Average second quarter international natural gas realizations of $1.81 per thousand cubic feet were 26 cents, or 13 percent, lower than in the second quarter of last year. On a year-to-date basis, 1998 crude oil realizations were $12.68 per barrel, 31 percent lower than the $18.51 per barrel obtained in 1997. Natural gas prices were $1.89 per thousand cubic feet, a decline of 13 percent from $2.18 per thousand cubic feet last year.

Foreign currency effects benefited earnings in all periods. Foreign currency gains increased 1998 earnings $38 million in the second quarter and $23 million in the first half. Foreign exchange gains were $12 million in the first quarter and $17 million for the six months of 1997. Most of the foreign exchange gains in both years were related to the U.S. dollar's fluctuation against the Australian and Canadian currencies.

Worldwide refining, marketing and transportation operations reported earnings of
------------------------------------------------
$340 million in the 1998 second quarter, an increase of 24 percent over the $274 million earned in last year's second quarter. The 1998 first-half earnings were $486 million, a 22 percent increase from the corresponding 1997 period.
U.S. refining, marketing and transportation net earnings were $225 million in
------------------------------------------
the 1998 second quarter, an increase of 24 percent from $182 million in the 1997 second quarter, and five times the $45 million earned in this year's first quarter. Six-month earnings for 1998 were $270 million compared with $252 million in the 1997 six months.

Earnings in all periods were reduced by special charges. In the 1998 second quarter and first half of 1998, results were reduced $8 million and $13 million, respectively, for environmental remediation activities. The 1997 second quarter included charges of $23 million for the performance stock option program and $12 million for environmental remediation provisions. In addition to the second quarter special items, the 1997 six months included an $8 million provision for litigation. Excluding special charges, 1998 second quarter results of $233 million increased 7 percent from $217 million in 1997; six-month earnings in 1998 were $283 million, down slightly from $295 million in the 1997 six months. The improvement in second quarter earnings primarily resulted from stronger margins and increased sales volumes of Chevron-branded motor gasoline.

Total refined product sales volumes were 1.31 million barrels per day in the second quarter of 1998, up 10 percent from the comparable quarter last year. Chevron-branded motor gasoline sales improved by 6 percent over last year's quarter, while other refined products sales volumes increased by 12 percent. Year to date, sales volumes were up more than 3 percent to 1.22 million barrels per day. Sales volumes for Chevron-branded motor gasoline had declined in the first quarter 1998 compared to the fourth quarter and full year 1997. Poor weather caused by the effects of El Nino depressed the demand for motor gasoline in this year's first quarter, especially in California.

The company's average refined product prices were $22.75 per barrel in the 1998 second quarter compared with $28.43 in the 1997 quarter. Average refined product prices were $23.17 and $29.39 in the first halves of 1998 and 1997, respectively.

International refining, marketing and transportation net earnings were $115
--------------------------------------------------------
million and $216 million in the 1998 second quarter and six months, respectively, compared with $92 million and $148 million in the comparable periods last year. Results for the 1997 quarter and six months were reduced $3 million by a special charge for the performance stock option program. There were no special items in the 1998 earnings.

In the Caltex areas of operations, foreign currency gains of $56 million offset declines in sales margins in most of the Asian markets. The region's economic problems have resulted in reduced refined products demand, which Caltex has experienced primarily in Korea and Thailand, combined with oversupply conditions. A larger portion of sales by Asian marketers is occurring in the highly competitive export market, where lower prices are reducing sales margins.

Total refined products sales volumes declined by 10 percent to 791,000 barrels per day in the second quarter of 1998 and 11 percent to 800,000 barrels per day, year to date, compared with last year. The decline reflects the effect of the company's exit from the U.K. refining and marketing business in the fourth quarter of 1997.

Foreign currency gains in the second quarter 1998 were $59 million, compared with gains of $13 million in the 1997 quarter. In the first half of 1998, foreign currency effects resulted in gains of $28 million compared with a loss of $16 million in the 1997 first half.

Chemicals net earnings were $47 million in the 1998 quarter, compared with net
---------
earnings of $77 million in last year's second quarter. Earnings in the first half of 1998 were $110 million compared with $140 million in 1997. Net income for the second quarter and six months of 1997 included a $9 million special charge for the company's performance stock option program. There were no special items in the 1998 periods. The decrease in operating earnings was the result of declines in prices and sales volumes for the company's major chemical products, reflecting excess industry capacity and the effects of the Asian economic crisis. Also contributing to the decline were lower earnings from equity affiliates, due to the sale of the company's interest in a U.K. affiliate in the fourth quarter of 1997.

Coal and other minerals second quarter net earnings increased to $9 million from
-----------------------
$6 million in last year's second quarter. Six-month earnings were $20 million compared with $21 million in last year's six months. Results in both 1997 periods included a $2 million special charge for the company's performance stock option program; there were no special items in 1998.

Corporate and other includes interest expense, interest income on cash and
--------------------
marketable securities, corporate center costs and real estate and insurance operations. These activities incurred net charges of $115 million in the second quarter of 1998, compared with net charges of $73 million in the comparable prior-year quarter. The second quarter earnings in 1998 included net special charges of $56 million. Costs resulting from the outsourcing of the company's mainframe computer and telecommunications operations and the write-off of certain desktop computer equipment were partially offset by favorable prior-year income tax adjustments. The 1997 quarter included special charges of $13 million for the company's performance stock option program.

Year-to-date charges were $40 million in 1998, compared with $154 million in last year's first half. Special items of $69 million in the 1998 first half included favorable prior-year income tax related adjustments of $125 million, in addition to the second quarter net special charges. The 1997 year-to-date results included an $8 million special charge for environmental remediation in addition to the second quarter special charge. Excluding special items, ongoing net charges in the 1998 second quarter were about flat with last year, and first half charges were lower due primarily to recoveries of certain prior-year claims and lower costs of variable components of employee compensation plans, which were offset in part by higher interest expense.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.185 billion at June 30, 1998, a $170 million increase from year-end 1997. Cash from operations and an increase in short-term debt funded the company's capital expenditures and dividend payments to stockholders.

The company's debt and capital lease obligations totaled $7.263 billion at June 30, 1998, up 20 percent from $6.068 billion at year-end 1997. The increase was primarily from net additions of $1.421 billion in short-term debt, primarily commercial paper, and newly issued long-term variable-rate obligations of $118 million. Partially offsetting these increases were scheduled and unscheduled long-term debt repayments of $282 million and a scheduled non-cash retirement in January of $60 million of 8.11 percent ESOP debt.

Although the company benefits from lower interest rates on short-term debt, its proportionately large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. This ratio was
 .94 at June 30, 1998, down from 1.01 at year-end 1997. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.639 billion at June 30, 1998. This amount includes $2.725 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be economically attractive.

The company's debt ratio (total debt : total debt plus stockholders' equity) was 29 percent at June 30, 1998, up from 26 percent at year-end 1997, primarily as a result of the increase in outstanding commercial paper debt. The company continually monitors its spending level, market conditions and related interest rates to maintain what it believes to be reasonable debt levels to fund its operating and capital expenditure activities.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock for use in its employee stock option programs. In the first quarter of 1998, the company purchased 2.8 million shares at a cost of about $200 million. There were no further purchases in the second quarter of 1998. As of July 31, the company had purchased 4 million shares of its stock at a cost of about $300 million under the repurchase program.

The company expects the receipt of cash proceeds in the third quarter in settlement of a long-term receivable balance from an equity affiliate. Additionally, the company expects the receipt of cash proceeds in the second half of 1998 arising from the settlement of certain insurance claims.

Worldwide capital and exploratory expenditures for the first half of 1998,
----------------------------------------------
including the company's share of affiliates' expenditures, totaled $2.323 billion, up 3.5 percent from $2.245 billion spent in the 1997 first half. Total expenditures for exploration and production activities were $1.538 billion compared with $1.476 billion, about 66 percent of total spending in both years. Total capital spending in both years was about evenly split between projects in the United States and outside the United States.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

The company is in settlement discussions with the Utah Department of Air Quality in relation to a group of notices issued by the agency which allege that the company violated benzene waste NESHAP regulations. The settlement may involve the payment of penalties by the company.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on April 29, 1998. Voters elected 13 incumbent directors for one-year terms. The vote tabulation for individual directors was:


                              Shares                                Shares
Directors                      For                                Withheld
--------------------------------------------------------------------------
S. H. Armacost                501,905,502                        6,186,582
K. T. Derr                    502,399,049                        5,693,035
S. Ginn                       502,712,017                        5,380,067
C. A. Hills                   502,286,083                        5,806,001
J. B. Johnston                501,866,017                        6,226,067
R. H. Matzke                  502,487,649                        5,604,435
C. M. Pigott                  502,569,984                        5,522,100
C. Rice                       502,284,387                        5,807,697
F. A. Shrontz                 502,495,056                        5,597,028
J. N. Sullivan                502,629,818                        5,462,266
C. Tien                       502,118,830                        5,973,254
G. H. Weyerhaeuser            502,267,453                        5,824,631
J. A. Young                   502,486,369                        5,605,715


Voters approved the appointment of Price Waterhouse LLP (known as PricewaterhouseCoopers LLP as of July 1, 1998) as the company's independent accountants by a vote of 503,925,766 (99.6 percent) for and 1,863,466 (0.4 percent) against. There were also 2,302,852 abstentions.

A stockholder proposal to provide information about toxic chemicals released by Chevron's facilities was rejected. There were 35,332,879 votes (8.5 percent) for the proposal and 377,793,468 votes (91.5 percent) against. There were 13,575,991 abstentions and 81,389,746 broker non-votes.

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




                                                CHEVRON CORPORATION
                                               --------------------
                                                   (Registrant)




Date     August 11, 1998                           /s/ M.R. KLITTEN
      ---------------------                    -----------------------------
                                               M. R. Klitten, Vice President
                                              (Chief Financial Officer and
                                                Duly Authorized Officer)