Form 10-Q
period 1998-09-30
CHEVRON CORP
filed 1998-11-06
CIK 93410

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 1-368-2


                               Chevron Corporation
             (Exact name of registrant as specified in its charter)


                   Delaware                         94-0890210
       ------------------------------          ----------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)          Identification  Number)

       575 Market Street, San Francisco, California                94105
       --------------------------------------------             ----------
          (Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code (415) 894-7700
                                                         --------------
                                      NONE
                        ---------------------------------
                       (Former name or former address, if
                          changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


        Class                            Outstanding as of September 30, 1998
-----------------------------            ------------------------------------
Common stock, $1.50 par value                      652,444,181

================================================================================

                                INDEX
                                                                       Page No.
         Cautionary Statements Relevant to Forward-Looking
         Information for the Purpose of "Safe Harbor" Provisions
         of the Private Securities Litigation Reform Act of 1995           1

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Statement of Income for the three months
          and nine months ended September 30, 1998 and 1997                2

         Consolidated Statement of Comprehensive Income for
          the three months and nine months ended September 30,
          1998 and 1997                                                    2

         Consolidated Balance Sheet at September 30, 1998 and
          December 31, 1997                                                3

         Consolidated Statement of Cash Flows for the nine months
          ended September 30, 1998 and 1997                                4

         Notes to Consolidated Financial Statements                       5-11

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12-21

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                 22

 Item 6. Listing of Exhibits and Reports on Form 8-K                       22

 Signature                                                                 22

 Exhibit:Computation of Ratio of Earnings to Fixed Charges                 23

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

                                           PART I. FINANCIAL INFORMATION

                                       CHEVRON CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (Unaudited)

                                              Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                              ------------------   -----------------
Millions of Dollars,  Except Per-Share Amounts    1998      1997      1998      1997
------------------------------------------------------------------------------------
Revenues
Sales and other operating revenues* ........   $ 7,561   $10,130   $22,779   $30,871
Income from equity affiliates ..............        13       164       319       535
Other income ...............................       104        34       202       289
                                              --------------------------------------
   Total Revenues ..........................     7,678    10,328    23,300    31,695
                                              --------------------------------------
Costs and Other Deductions
Purchased crude oil and products ...........     3,494     5,027    10,678    15,624
Operating expenses .........................     1,113     1,355     3,674     3,977
Selling, general and administrative expenses       367       301       896     1,037
Exploration expenses .......................       126       109       361       288
Depreciation, depletion and amortization ...       563       548     1,674     1,643
Taxes other than on income* ................     1,145     1,670     3,296     4,795
Interest and debt expense ..................       103        69       296       227
                                              --------------------------------------
   Total Costs and Other Deductions.........     6,911     9,079    20,875    27,591
                                              --------------------------------------

Income Before Income Tax Expense ...........       767     1,249     2,425     4,104
Income Tax Expense .........................       306       522       887     1,723
                                              --------------------------------------
Net Income .................................   $   461   $   727   $ 1,538   $ 2,381
                                              --------------------------------------

Per Share of Common Stock:
   Net Income - Basic                          $   .70   $  1.11   $  2.35   $  3.64
              - Diluted                        $   .70   $  1.10   $  2.34   $  3.62
   Dividends                                   $   .61   $   .58   $  1.83   $  1.70

Weighted Average Number of
 Shares Outstanding (000s)    - Basic          655,033   657,290   655,122   655,651
                              - Diluted        657,186   659,875   657,359   657,587

*  Includes consumer excise taxes.             $   973   $ 1,487   $ 2,813   $ 4,248


                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                    (Unaudited)

                                             Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                             -------------------  ------------------
Millions of Dollars                               1998      1997      1998      1997
------------------------------------------------------------------------------------
Net Income ................................    $   461   $   727   $ 1,538   $ 2,381
                                             ---------------------------------------
 Currency translation adjustment ..........          -        (3)       (1)     (172)
 Unrealized holding gain on securities ....          7         5         6         4
 Minimum pension liability adjustment .....          -         -       (16)        4
                                             ---------------------------------------
Other Comprehensive Income, net of tax ......        7         2       (11)     (164)
                                             ---------------------------------------
Comprehensive Income ........................  $   468   $   729   $ 1,527   $ 2,217
                                             ---------------------------------------

See accompanying notes to consolidated financial statements.

                                       CHEVRON CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                            1998      December 31,
Millions of Dollars                                                  (Unaudited)             1997
-------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents ....................................          $  1,152         $  1,015
Marketable securities ........................................               616              655
Accounts and notes receivable ................................             3,029            3,374
Inventories:
    Crude oil and petroleum products .........................               534              539
    Chemicals ................................................               561              547
    Materials, supplies and other ............................               269              292
                                                                    -----------------------------
                                                                           1,364            1,378
Prepaid expenses and other current assets                                    678              584
                                                                    -----------------------------
       Total Current Assets ..................................             6,839            7,006
Long-term receivables ........................................               684              471
Investments and advances .....................................             4,612            4,496

Properties, plant and equipment, at cost .....................            50,954           49,233
 Less: accumulated depreciation, depletion and amortization ..            27,439           26,562
                                                                    -----------------------------
                                                                          23,515           22,671
Deferred charges and other assets ............................               920              829
                                                                    -----------------------------
            Total Assets .....................................          $ 36,570         $ 35,473
                                                                    -----------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt ..............................................          $  2,867         $  1,637
Accounts payable .............................................             2,187            2,735
Accrued liabilities ..........................................             1,124            1,450
Federal and other taxes on income ............................               713              732
Other taxes payable ..........................................               773              392
                                                                    -----------------------------
          Total Current Liabilities...........................             7,664            6,946
Long-term debt ...............................................             4,032            4,139
Capital lease obligations ....................................               277              292
Deferred credits and other non-current obligations ...........             1,684            1,745
Deferred income taxes ........................................             3,605            3,215
Reserves for employee benefit plans ..........................             1,718            1,664
                                                                    -----------------------------
Total Liabilities ............................................            18,980           18,001
                                                                    -----------------------------
 Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued) ....................                 -                -
Common stock (authorized 1,000,000,000 shares,
    $1.50 par value, 712,487,068 shares issued) ..............             1,069            1,069
Capital in excess of par value ...............................             2,076            2,022
Deferred compensation ........................................              (691)            (750)
Accumulated other comprehensive income .......................               (88)             (77)
Retained earnings ............................................            17,539           17,185
Treasury stock, at cost (60,079,820 and 56,555,871 shares
    at September 30, 1998 and December 31, 1997, respectively)            (2,315)          (1,977)
                                                                    -----------------------------
               Total Stockholders' Equity ....................            17,590           17,472
                                                                    -----------------------------
        Total Liabilities and Stockholders' Equity ...........          $ 36,570         $ 35,473
                                                                    -----------------------------

See accompanying notes to consolidated financial statements ..

                                       CHEVRON CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                                                                Nine Months Ended
                                                                                          June 30,
                                                                        -------------------------
Millions of Dollars                                                        1998              1997
-------------------------------------------------------------------------------------------------
Operating Activities
 Net income ..................................................          $ 1,538           $ 2,381
 Adjustments
  Depreciation, depletion and amortization ...................            1,674             1,643
  Dry hole expense related to prior years' expenditures ......               38                25
  Distributions less than income from equity affiliates (1) ..             (145)             (271)
  Net before-tax losses (gains) on asset retirements and sales               54              (178)
  Net foreign exchange gains .................................              (23)              (23)
  Deferred income tax provision ..............................              409               300
  Net increase in operating working capital ..................             (324)              (20)
  Other, net (1) .............................................             (383)             (330)
                                                                        -------------------------
          Net Cash Provided by Operating Activities ..........            2,838             3,527
                                                                        -------------------------
Investing Activities
  Capital expenditures .......................................           (2,779)           (2,669)
  Proceeds from asset sales ..................................              210               379
  Proceeds from repayment of loan ............................              155                 -
  Net sales of marketable securities .........................               47               181
                                                                        -------------------------
          Net Cash Used for Investing Activities..............           (2,367)           (2,109)
                                                                        -------------------------
Financing Activities
  Net borrowings (payments)of short-term obligations .........            1,339               (54)
  Proceeds from issuance of long-term debt ...................              176                11
  Repayments of long-term debt and other financing obligations             (353)             (377)
  Cash dividends paid ........................................           (1,198)           (1,111)
  Net (purchase) sale of treasury shares (1) .................             (298)              240
                                                                        -------------------------
          Net Cash Used for Financing Activities                           (334)           (1,291)
                                                                        -------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents .                -               (28)
                                                                        -------------------------
Net Change in Cash and Cash Equivalents                                     137                99
Cash and Cash Equivalents at January 1 .......................            1,015               892
                                                                        -------------------------
Cash and Cash Equivalents at September 30 ....................          $ 1,152           $   991
                                                                        -------------------------

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

The results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the third quarter 1998 included net benefits of $75 million from special items. The company recorded net special benefits of $105 million from proceeds from several insurance settlements related to environmental cost recovery claims and an $18 million gain from the sale of a U.S. oil and gas property. These were offset partially by charges of $43 million for the company's share of the costs associated with the reorganization of the management and administrative functions of Caltex, its 50 percent-owned affiliate, and a $5 million environmental remediation provision for certain U.S. chemical facilities.

Net income for the first nine months of 1998 included net benefits of $96 million from special items. In addition to the third quarter gains of $123 million from the insurance settlements and the property sale noted above, the nine month results included special gains of $158 million from favorable prior-year tax adjustments. Partially offsetting these gains were special charges of $56 million for the deferred tax effects of an exchange of international exploration and production properties, $43 million for the company's share of the costs associated with the reorganization of the management and administrative functions of Caltex, $40 million resulting from the outsourcing of the company's mainframe computer and telecommunications operations, $28 million for the write-off of certain desktop computer equipment and a net $18 million for provisions for environmental remediation.

Net income for the third quarter 1997 included net charges of $5 million for special items. The company recorded a $72 million charge associated with the fourth quarter 1997 exit from the U.K. refining and marketing business, a $9 million provision for environmental remediation of certain U.S. chemical sites, and $8 million for the write-off of certain telecommunications equipment. These charges were nearly offset by a benefit of $84 million from favorable prior-year income tax adjustments.

For the first nine months of 1997, net income included net benefits of $8 million from special items. Special gains of $99 million resulted from the sale of 10 percent of the company's ownership interest in the Tengizchevroil joint venture and from sales of producing properties in the U.S. and in the North Perth Basin area of Australia. Also included in net income for the nine-month period were benefits of $98 million from favorable prior-year tax adjustments. Partially offsetting these favorable items were charges of $72 million related to the disposition of the company's U.K. refining and marketing assets, $66 million for the remaining unaccrued cost of the company's broad-based employee performance stock option program, $43 million for provisions for environmental remediation and other items, and $8 million for the write-off of certain telecommunications equipment.

Foreign exchange losses included in third quarter 1998 net income were $26 million compared with gains of $36 million in third quarter 1997. For the first nine months of 1998 and 1997, net income included foreign exchange gains of $24 million and $41 million, respectively.


Note 3. Information Relating to the Statement of Cash Flows

The "Net increase in operating working capital" is composed of the following:

                                                                         Nine Months Ended
                                                                             September 30,
                                                                 -------------------------
Millions of Dollars                                                 1998              1997
------------------------------------------------------------------------------------------

 Decrease in accounts and notes receivable                       $   319           $   570
 Decrease in inventories                                               5                27
(Increase) decrease in prepaid expenses and other current assets    (100)               24
 Decrease in accounts payable and accrued liabilities               (906)             (773)
 Increase in income and other taxes payable                          358               132
------------------------------------------------------------------------------------------

      Net increase in operating working capital                  $  (324)          $   (20)
------------------------------------------------------------------------------------------


"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                        Nine Months Ended
                                                                            September 30,
                                                                -------------------------
Millions of Dollars                                                1998              1997
-----------------------------------------------------------------------------------------

Interest paid on debt (net of capitalized interest)              $  310           $   247
Income taxes paid                                                $  500           $ 1,342
-----------------------------------------------------------------------------------------



The "Net sales of marketable securities" consists of the following gross amounts:

                                                                        Nine Months Ended
                                                                            September 30,
                                                                -------------------------
Millions of Dollars                                                1998              1997
-----------------------------------------------------------------------------------------

Marketable securities purchased                                 $(1,802)          $(2,040)
Marketable securities sold                                        1,849             2,221
-----------------------------------------------------------------------------------------

       Net sales of marketable securities                       $    47           $   181
-----------------------------------------------------------------------------------------


In the third quarter 1998, the company received proceeds of $155 million from the repayment of a note by its equity affiliate, Dynegy Incorporated.

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $60 million and $50 million of matured debt guaranteed by Chevron Corporation in January of 1998 and 1997, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation.

In the second quarter 1997 the company's Venice, Louisiana natural gas facilities were contributed to a partnership with NGC Corporation (renamed Dynegy Incorporated in June 1998). The company's Properties, plant and equipment were reduced for the net book value of the contributed assets and an investment in the partnership, together with a deferred gain, was recorded. There was no cash effect from the transaction and the amounts were not material to the company's balance sheet.

Note 4.  Summarized Financial Data - Chevron U.S.A. Inc.

At September 30, 1998, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and, effective February 1, 1998, the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented as follows:

                                           Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                            -----------------          ------------------
  Millions of Dollars                         1998       1997             1998       1997
-----------------------------------------------------------------------------------------

  Sales and other operating revenues        $6,243     $7,021          $18,551    $21,413
  Costs and other deductions                 5,965      6,485           17,826     20,045
  Net income                                   240        421              483      1,055
-----------------------------------------------------------------------------------------


                             September 30,                December 31,
  Millions of Dollars                 1998                        1997
------------------------------------------------------------------------

  Current assets                  $  3,324                    $  2,854
  Other assets                      16,995                      13,867

  Current liabilities                3,603                       3,282
  Other liabilities                  6,163                       4,966

  Net worth                         10,553                       8,473
----------------------------------------------------------------------


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


                                        Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                        ------------------           -----------------
Millions of Dollars                        1998       1997             1998       1997
--------------------------------------------------------------------------------------
Sales and other operating revenues         $149       $140             $439       $396
Costs and other deductions                  150        139              445        414
Net income                                    4          5               10         21
--------------------------------------------------------------------------------------


                              September 30,                December 31,
Millions of Dollars                    1998                        1997
-----------------------------------------------------------------------
Current assets                        $ 267                       $ 243
Other assets                            953                         897

Current liabilities                     834                         666
Other liabilities                       293                         311

Net worth                                93                         163
-----------------------------------------------------------------------


In March 1998, CTC returned $80 million of paid-in capital to its parent in partial settlement of a receivable balance.

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at September 30, 1998.


Note 6. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent each by Chevron and Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):


                              Three Months Ended           Nine Months Ended
                                   September 30,               September 30,
                              ------------------          ------------------
Millions of Dollars              1998       1997(1)          1998       1997(1)
----------------------------------------------------------------------------
Gross revenues                 $3,852     $4,090          $12,407    $13,217
Income before income taxes         17        220              606        859
Net income                        (59)       170              367        556
----------------------------------------------------------------------------


(1)  1997 amounts have been reclassified to conform to 1998 presentation.


Note 7.  Income Taxes

Taxes on income for the third quarter and first nine months of 1998 were $306 million and $887 million, respectively, compared with $522 million and $1.723 billion for the comparable 1997 periods. The effective income tax rate for the first nine months of 1998 decreased to 37 percent from 42 percent in the comparable 1997 period. The lower tax rate for 1998 was the result of a shift in the international earnings from countries with higher effective income tax rates to those with lower effective tax rates; lower effective tax rates in West Africa resulting from credits associated with crude oil reserve additions; and beneficial prior-period income tax expense adjustments recorded in the second quarter 1998.


Note 8.  Taxes Other Than On Income

Taxes other than on income for the third quarter and first nine months of 1998 were $1.145 billion and $3.296 billion, respectively, compared with $1.670 billion and $4.795 billion for the comparable 1997 periods. The decreases between periods are primarily due to the effect of the company's fourth quarter 1997 withdrawal from the U.K. refining and marketing business. The absence of these taxes in 1998 as a result of the withdrawal represents $550 million and $1.588 billion in decreases in excise taxes when comparing the third quarter and nine-month periods of 1998 and 1997, respectively. These decreases in excise taxes are also components of the decreases in sales and other operating revenues between periods. There was no net income effect from the decreases in excise taxes in either period.


Note 9.  Contingent Liabilities

Litigation -

The company is a defendant in a lawsuit that Oxy U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer to purchase Cities' stock in 1982 made by Gulf Oil Corporation, acquired by Chevron in 1984. A trial with respect to the claims ended in July 1996 with a judgment against the company of $742 million, including interest that continues to accrue at a rate of 9.55 percent per year while an appeal is pending. The company filed an appeal with the Oklahoma Supreme Court and posted a bond for 1.5 times the amount of the judgment. Although the ultimate outcome of this matter cannot be determined presently with certainty, the company believes that errors were committed by the trial court that should result in the judgment being reversed on appeal.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which the company sells in California during certain months of the year. The trial concluded on August 31, 1998 with rulings that the patent was both valid and enforceable. The affected companies have filed notice of appeal. While the ultimate outcome of this matter cannot be determined with certainty, the company believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. However, should Unocal's position ultimately be upheld, the company's ultimate exposure would depend on the availability of alternate formulations and the industry's ability to recover additional costs of production through prices charged to its customers.

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

The company's operations can be affected by changing economic, regulatory and political environments in the various countries, in which it operates, including the United States. In certain locations, host governments have imposed restrictions, controls and taxes, and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

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


Note 10.  Issuance of New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred or capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and earlier adoption is permitted in fiscal years for which annual financial statements have not been issued. The company will adopt SOP 98-1 in 1998. Adoption of the Statement will not have a material effect on the company's results of operations, financial position, capital resources or liquidity.

In April 1998, the AICPA issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. The Statement is effective for financial statements for fiscal years beginning after December 15, 1998, and earlier adoption is permitted in fiscal years for which annual financial statements have not been issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The company currently accounts for start-up costs and organization costs substantially in accordance with SOP 98-5. The Statement will not have any material effect on the company's results of operations, financial position, capital resources or liquidity.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Third Quarter 1998 Compared With Third Quarter 1997
         And First Nine Months 1998 Compared With First Nine Months 1997

Financial Results
-----------------
Net income for the third quarter of 1998 was $461 million ($.70 diluted earnings per share), a decrease of 37 percent from the net income of $727 million ($1.10 diluted earnings per share) for the 1997 third quarter. In the 1998 third quarter, net income included net benefits of $75 million for special items, compared with net charges of $5 million in the 1997 quarter. In the 1998 quarter, the company received $105 million of proceeds from several insurance settlements related to environmental cost recovery claims and recognized a gain of $18 million from the sale of a U.S. oil and gas property. These gains were partially offset by the company's $43 million share of the costs associated with the reorganization of management and administration functions of Caltex, the company's 50-percent-owned equity affiliate, and a provision of $5 million for environmental remediation at certain U.S. Chemicals facilities. In the 1997 third quarter, special items included benefits of $84 million from favorable prior-year income tax adjustments, offset by special charges of $72 million for the company's 1997 exit from the U.K. refining and marketing business, $9 million for environmental remediation provisions, and $8 million for disposal of certain telecommunications equipment. Excluding special items, 1998 third quarter operating earnings were $386 million, a 47 percent decline from operating earnings of $732 million in 1997.

Net income for the first nine months of 1998 was $1.538 billion ($2.34 diluted earnings per share), down from $2.381 billion ($3.62 diluted earnings per share) for the 1997 nine months. Net income for the 1998 and 1997 year-to-date periods included net benefits of $96 million and $8 million, respectively, from special items. Excluding these benefits, nine-month earnings were $1.442 billion compared with $2.373 billion in the first nine months of 1997.

Earnings included foreign exchange losses of $26 million in the 1998 third quarter compared with foreign exchange gains of $36 million in the 1997 quarter. Year to date, foreign exchange gains increased earnings $24 million and $41 million in the 1998 and 1997 periods, respectively.

The decrease in the company's earnings was primarily due to weak crude oil prices. Earnings continued to suffer from the depressed crude oil prices that have plagued the industry for the past year. This collapse in crude oil prices, which began late last year, was the primary cause of the decline in the company's worldwide exploration and production (upstream) earnings for the three- and nine-month periods ended September 30, 1998. The year-to-date average West Texas Intermediate spot price for 1998 was the lowest since 1986. Average U.S. crude oil realizations of $11.31 per barrel for the third quarter were $5.43 lower than last year's quarter, a drop of 32 percent. For the first nine months of 1998, U.S. crude oil realizations were about $6 per barrel lower than in the same period last year.

Chevron's U.S. refining, marketing and transportation results for the 1998 third quarter were almost the same as results in the corresponding period last year. The company's international refining, marketing and transportation results declined in the quarter, as Caltex operations in the Asia-Pacific region suffered from foreign currency losses in the quarter and continued depressed refined products margins. Operating earnings for the company's chemicals business also decreased due to declines in prices and margins for the company's major chemical products, reflecting excess industry capacity and the effects of the Asian economic crisis on product demand.

Several hurricanes in September adversely affected Chevron's operations in the U.S. Gulf of Mexico. Four shut-ins of producing operations and their related evacuations of personnel during the month curtailed the company's offshore oil and gas producing activities. The fourth storm, Hurricane Georges, disrupted refining, chemical and pipeline operations at the end of September, with the Pascagoula, Mississippi, Refinery suffering major water damage. This year's third quarter earnings were reduced by roughly $50 million from the September storm-related costs, including insurance deductibles and the effect of a reduction of an estimated 70,000 barrels per day of oil and equivalent gas production for the month.

Despite the additional expenses attributable to the September storms and the associated curtailments in U.S. crude oil and natural gas production, operating expenses were $5.21 per barrel in the third quarter, a reduction of 5 percent compared with the same period last year.

Operating  Environment and Outlook
----------------------------------
The company's earnings are affected significantly by fluctuations in the price of crude oil. During the first ten months of 1998, the spot price of West Texas Intermediate (WTI), an industry benchmark light crude, averaged $14.83 per barrel, representing a 29 percent decline from the corresponding 1997 period. For the month of October 1998, the WTI spot price averaged $14.39 per barrel and declined slightly during the first days of November.

Certain countries in which Chevron has producing operations have mandated crude oil production cuts to help boost the price of crude oil. To date, Chevron's overall production has not been materially affected by these cuts, and the company believes the net effect of any curtailments directed by host countries would be insignificant to its overall production levels in 1998. However, such curtailments or limits may have an adverse effect on the level of new production from current and future development projects.

Chevron has significant production and development projects under way in West Africa. Its share of combined production from Nigeria, Angola, Republic of Congo and Democratic Republic of Congo is more than 310,000 barrels per day. Civil unrest, political uncertainty and economic conditions in this area may affect the company's producing operations. Community protests aimed at Nigeria's military government disrupted the company's production at certain sites during October and November but have not had a significant effect on the company's overall crude oil production in Nigeria. The company continues to monitor developments closely.

The full effect of Hurricane Georges and the other September storms in the U. S. Gulf of Mexico area on earnings will not be known until a final determination of losses and the recoveries under business interruption and other insurance coverages are made. Partial operations at the Pascagoula Refinery, which sustained significant water damage during Hurricane Georges, are not expected to resume until late November, with the refinery returning to full operations expected by year-end 1998.

The company's Caltex affiliate may continue to be affected adversely by deteriorating demand for and the excess supply of refined products in the Asian markets in which it operates. As Asian marketers continue to sell a larger proportion of their refined products into the highly competitive export market, lower prices and narrower sales margins result. Furthermore, lower prices for crude oil and refined products may affect the carrying value of inventories.

Earnings of Chevron's  chemicals  operations are expected to remain weak for the balance of 1998. The financial results for the fourth quarter of 1998 will include the additional expenses associated with the scheduled shutdown of the ethylene unit at the company's Cedar Bayou manufacturing facility for maintenance and repairs. In addition, the company anticipates continued declining sales margins from downward pressure on commodity chemical product prices as a result of industry manufacturing over-capacity, reduced Asian demand for U.S. manufactured products and the influx of chemical products into the United States from Asian manufacturers. Charges for the pre-commercial production costs for the company's new fuel and lubricating oil additives plant in Singapore will also have an adverse effect on earnings in the 1998 fourth quarter. The company expects shipments to customers from the Singapore plant to begin in January 1999.

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

Current Developments
--------------------
In Angola, the company made a fourth significant discovery, Belize, in the Chevron-operated Block 14 offshore concession. To date, Chevron has been successful in its Block 14-exploration program, with four major discoveries - Kuito, Landana, Benguela and Belize. Development of Kuito, the first major discovery, is currently moving forward with first production expected by the first half of 2000. Kuito will be Angola's first deep-water, zero-flare field. Gas produced in association with crude oil will be re-injected into the reservoir.

In the United Kingdom, production began from the Britannia gas condensate field, located 130 miles northeast of Aberdeen in the North Sea. Britannia, in which Chevron has a 30.2 percent interest, is expected to reach its full daily capacity of 740 million cubic feet of gas and over 50,000 barrels of condensate by year-end 1998.

Also in September, a 50-percent owned Chevron affiliate completed the world's largest dry-steam geothermal well near Garut, West Java, Indonesia. The well will supply 40 megawatts of power, enough to supply electricity for a city of 200,000 people.

Chevron will supply fuel to a 220-megawatt power plant to be built in Ghana. The 20-year supply pact is key to the development of the proposed West African Gas Pipeline, which will transport gas from Chevron-operated fields in Nigeria to Ghana, Benin and Togo.

In November, Chevron and Texaco announced the formation and operational start-up of a joint venture of their global marine and industrial fuels and marine lubricant businesses, which will operate in over 100 countries worldwide. The new company is owned 69% by Texaco and 31% by Chevron and will market oil to marine and industrial users and marine lubes and greases in approximately 450 ports.

Caltex, Chevron's 50-percent-owned equity affiliate, began a major restructuring in response to increased competition in its markets and the economic impact of the Asian economic crisis. The restructuring includes the realignment of global responsibilities from a geographic focus to a primarily functional focus, relocation of its headquarters from Dallas, Texas to Singapore and the elimination of about 170 positions. Included in Chevron's third quarter results was its $43 million share of the costs associated with the reorganization of the management and administration functions of Caltex. When fully implemented, Chevron's share of the direct before-tax savings for Caltex from the restructuring is expected to be about $50 million annually.

Chevron Chemical Company announced in October that pre-commercial production will commence in November 1998 at its new fuel and lubricating oil additives plant in Singapore. The $215 million, 135,000 tons per year, facility is the first worldscale detergent-inhibitor additives plant in the Asia-Pacific Region. In January 1999, shipments of products will begin from Singapore to customers in 15 countries.

Chevron Chemical Company announced in September that it will build a new normal alpha olefins plant at its Cedar Bayou facility in Baytown, Texas. The plant will double the facility's production capacity to 1.5 billion pounds annually. Alpha olefins are used to make a variety of products including polyethylenes, surfactants, synthetic lubricants and additives.

In  August,   Chevron  Chemical  Company  broke  ground  on  construction  of  a
100,000-tons-per-year polystyrene plant in the Jiangsu Province of China. The plant is expected to employ 100 workers when production begins in early 2000.

Chevron announced the intent to sell The Pittsburg & Midway Coal Mining Company (P&M), a subsidiary that owns and operates five coal mines in four states. P&M's principal customers are electric utilities and industrial concerns in Alabama, Arizona, Idaho, Kentucky, Texas, Wisconsin and Wyoming.

During the third quarter of 1998, the company recognized special gains of $105 million reflecting proceeds from settlements with various insurers related to environmental cost recovery claims. As part of these settlements, Chevron has released rights to assert claims generally for environmental remediation costs under certain policies issued by insurers, including rights to assert claims in the future under policies previously issued. Additional proceeds may be received in future periods under settlements with other insurers, but these are not expected to be material to the company's results of operations or liquidity.

The European Economic Union will begin conversion of its various currencies to the "Euro" on January 1, 1999. The company is evaluating what effect, if any, the conversion to the Euro will have on the company's activities. The company believes this conversion will not have a material effect on its results of operations or liquidity.

Year 2000 Problem
-----------------
The "Year 2000 problem" is the result of computer systems and other equipment with embedded chips or processors using two digits, rather than four, to define a specific year and potentially being unable to process accurately certain data before, during or after the year 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

Chevron has established a corporate level Year 2000 project team to coordinate the efforts of teams in the company's operating units and corporate departments to address the Year 2000 issue in three major areas: information technology, embedded systems and supply chain. Information technology is the computer hardware, systems and software used throughout the company's facilities. Embedded systems exist in the automated equipment and associated software, which are used in the company's exploration and production facilities, refinery operations, transportation operations, chemical plants and other business operations. Supply chain includes the third parties with which Chevron conducts business. The company is also monitoring the Year 2000 efforts of its equity affiliates and joint venture partners. Progress reports on the Year 2000 project are presented regularly to the Company's senior management and periodically to the Board Audit Committee.

The company is addressing the Year 2000 issue in three overlapping phases: (i) the identification and assessment of all critical equipment, software systems and business relationships requiring modification or replacement prior to 2000;
(ii) the remediation and testing of modifications to critical items; and, (iii) the development of contingency and business continuation plans to mitigate the extent of any disruption to the company's operations arising from the Year 2000 problem.

Because of the scope of Chevron's operations, the company believes it is impractical to seek to eliminate all potential Year 2000 problems before they arise. As a result, Chevron expects that its Year 2000 assessment and corrections will include ongoing remedial efforts into the year 2000. The company is using a risk-based analysis of its operations to identify those items deemed to be "mission critical", defined as having the potential for significant adverse effects in one or more of five areas: environmental, safety, ongoing business relationships, financial and legal exposure, and company credibility and image. To date, over 350 items in the company's own operations and over 1,200 third-party relationships have been deemed mission critical. Additional items and third-party relationships may be added to this list, as further assessments are completed.

Chevron is corresponding with all mission-critical third parties and expects to meet with a large percentage of them, either alone or with other potentially affected parties, to determine the relative risks of major Year-2000-related problems and to mitigate such risks. Using practical risk assessment and testing techniques, Chevron is dividing its list of more than 350 internal items into three categories: (i) those that are expected to be tested and made Year 2000 compliant by the end of 1999; (ii) items that will be removed from service without testing and replaced with Year 2000 compliant items; and (iii) items to be "worked around" until the items can be replaced or made Year 2000 compliant. Many mission-critical items already have been found to be compliant, while others are undergoing assessment, remediation and testing.

The company is developing contingency plans, which it expects to complete by the end of the third quarter 1999, to identify potential problems and mitigate the impact on its operations of potential failures arising from the Year 2000 issue. These plans will be designed to protect the company's assets, continue safe operations, protect the environment, and enable the resumption of any interrupted operations in a timely and efficient manner. The company already has developed and maintains extensive contingency plans to respond to equipment failures, emergencies and business interruptions. However, contingency planning for Year 2000 issues is complicated by the possibility of multiple and simultaneous incidents, which could significantly impede efforts to respond to emergencies and resume normal business functions. Such incidents may be outside of the company's control, for example, if mission-critical third parties do not successfully address their own material Year 2000 problems.

The Company utilizes both internal and external resources in its Year 2000 efforts. The total cost to achieve Year 2000 compliance is currently estimated at $200 to $300 million, not all of which is incremental to the company's operations. Expenditures will be incurred primarily in 1998 and 1999, with substantially all costs to be recorded as expense. Approximately $40 million has been spent to date.

Chevron's business diversity is expected to reduce the risk of widespread disruptions to its worldwide operations from Year 2000-related incidents. While the company believes that the impact of any individual Year 2000 failure will most likely be localized and limited to specific facilities or operations, the company is not yet able to assess the likelihood of significant business interruptions occurring in one or more of its operations around the world. Such interruptions could prevent the company from being able to manufacture and deliver refined products and chemicals products to customers. The company could also face interruptions in its ability to produce crude oil and natural gas.
While not expected, failures to address multiple critical Year 2000 issues, including failures to implement contingency plans in a timely manner, could materially and adversely affect the company's results of operations or liquidity in any one period. The company is currently unable to predict the aggregate financial or other consequences of such interruptions. However, the company does not expect unusual risks to public safety or to the environment to arise from potential Year 2000-related failures which may impact its operations.

The foregoing disclosure is based on Chevron's current expectation, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of the Year 2000 issues on Chevron may be different from the company's current assessment. Factors, many of which are outside the control of the company, that could affect Chevron's ability to be Year 2000 compliant by the end of 1999 include: the failure of customers, suppliers, governmental entities and others to achieve compliance; the inability or failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.


Review of Operations
--------------------
Total revenues for the quarter were $7.7 billion, a decrease of 25 percent from $10.3 billion in last year's third quarter. For the nine-month period, total revenues were $23.3 billion, down 26 percent from $31.7 billion in the 1997 nine months. Average sales realizations from refined products, crude oil, and natural gas have declined significantly in 1998 compared with the same periods in 1997. Additionally, the absence of revenues from the U.K. refining and marketing business, due to the company's exit from that business in the fourth quarter 1997, represents about 30 percent of the quarterly and year-to-date declines in total revenues.

Total operating, selling, general and administrative expenses for the 1998 nine months, adjusted for special items, declined $60 million to $4.721 billion despite an increase in crude oil production. The company continues to keep tight control over its operating expense, which is critically important during this period of low crude oil prices. For the first nine months of 1998, operating expenses, after adjustments for operations that have been disposed of, were $5.28 per barrel, down about 6 percent from the comparable period in 1997, helping to mitigate the effect of declining commodity and product prices.

Taxes on income for the third quarter and first nine months of 1998 were $306 million and $887 million, respectively, compared with $522 million and $1.723 billion for the comparable 1997 periods. The effective income tax rate for 1998 year to date decreased to 37 percent from 42 percent in the 1997 nine months. The decrease in the effective tax rate was the result of a shift in the international earnings from countries with higher effective income tax rates to those with lower effective tax rates; lower effective tax rates in West Africa resulting from credits associated with crude oil reserve additions; and beneficial prior-period income tax expense adjustments recorded in the second quarter 1998.

Foreign currency losses of $26 million were recorded in the 1998 third quarter compared with gains of $36 million in the 1997 quarter. Net income for the first nine months of 1998 and 1997 included foreign currency gains of $24 million and $41 million, respectively. Foreign exchange losses in many of Caltex's countries of operation in the 1998 third quarter offset gains recorded earlier in the year.

The following tables detail the company's after-tax earnings by major operating area and selected operating data.


                        EARNINGS BY MAJOR OPERATING AREA

                                                        Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                       -------------------    -----------------
Millions of Dollars                                        1998       1997      1998       1997
-----------------------------------------------------------------------------------------------
Exploration and Production
  United States .....................................   $   102    $   193   $   293    $   736
  International .....................................       160        287       470        991
-----------------------------------------------------------------------------------------------
    Total Exploration and Production ................       262        480       763      1,727
-----------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States .....................................       188        193       458        445
  International .....................................       (45)        11       171        159
-----------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation ........       143        204       629        604
-----------------------------------------------------------------------------------------------
    Total Petroleum Operations ......................       405        684     1,392      2,331
Chemicals ...........................................        14         25       124        165
Coal and Other Minerals .............................        20         16        40         37
Corporate and Other * ...............................        22          2       (18)      (152)
-----------------------------------------------------------------------------------------------
    Net Income ......................................   $   461    $   727   $ 1,538    $ 2,381
-----------------------------------------------------------------------------------------------

* "Corporate and Other" includes interest expense, interest income on cash and marketable securities, corporate center costs, and real estate and insurance activities.



                         SELECTED OPERATING DATA (1) (2)

                                                           Three Months Ended  Nine Months Ended
                                                                September 30,      September 30,
                                                           ------------------   ----------------
                                                                1998     1997     1998      1997
------------------------------------------------------------------------------------------------
U.S. Exploration and Production
-------------------------------
    Net Crude Oil and Natural Gas Liquids Production (MBPD)      323      343      332      343
    Net Natural Gas Production (MMCFPD) ...................    1,703    1,796    1,765    1,872
    Sales of Natural Gas (MMCFPD) .........................    3,233    2,889    3,354    3,324
    Sales of Natural Gas Liquids (MBPD) (3) ...............      113      134      126      130
    Revenue from Net Production
       Crude Oil ($/BBL) ..................................   $11.31   $16.74   $11.72   $17.82
       Natural Gas ($/MCF) ................................   $ 1.92   $ 2.20   $ 2.03   $ 2.31

International Exploration and Production
----------------------------------------
    Net Crude Oil and Natural Gas Liquids Production (MBPD)      768      719      759      727
    Net Natural Gas Production (MMCFPD) ...................      636      580      613      580
    Sales of Natural Gas (MMCFPD) .........................    1,587    1,417    1,439    1,145
    Sales of Natural Gas Liquids (MBPD) (3) ...............       57       74       58       65
    Revenue from Liftings
       Liquids ($/BBL) ....................................   $11.47   $17.43   $12.26   $18.09
       Natural Gas ($/MCF) ................................   $ 2.01   $ 1.88   $ 1.93   $ 2.08
    Other Produced Volumes (MBPD) (4) .....................       96       82       93       81

U.S. Refining, Marketing and Transportation
-------------------------------------------
    Sales of Gasoline (MBPD) (5) ..........................      681      628      657      596
    Sales of Other Refined Products (MBPD) ................      638      616      597      606
    Refinery Input (MBPD) .................................    1,022      972      926      933
    Average Refined Product Sales Price ($/BBL) ...........   $21.91   $28.50   $22.73   $29.09






International Refining, Marketing and Transportation
----------------------------------------------------
    Sales of Refined Products (MBPD) ......................      784      863      794      886
    Refinery Input (MBPD) .................................      455      544      475      568

Chemical Sales and Other Operating Revenues(6)
-------------------------------------------
    United States .........................................   $  648   $  753   $1,988   $2,303
    International .........................................      150      148      435      433
                                                              ---------------------------------
       Worldwide ..........................................   $  798   $  901   $2,423   $2,736
                                                              ---------------------------------

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

Worldwide exploration and production earned $262 million in the third quarter of
------------------------------------
1998, compared with $480 million in the corresponding 1997 period. Earnings of $763 million in the first nine months of 1998 were 56 percent lower than the $1.727 billion earned in the 1997 period. U.S. exploration and production net quarterly earnings were $102 million, about half of the $193 million earned in the 1997 third quarter. Nine-month earnings were $293 million in 1998, compared with $736 million earned in the 1997 nine months. Net income for the 1998 third quarter and nine months included an $18 million gain from the sale of an oil and gas property in the U.S. Gulf of Mexico. There were no special items for the 1997 third quarter. Earnings for the 1997 nine months included a net $32 million benefit from asset sales, partially offset by environmental remediation provisions and costs associated with an employee performance stock option plan. Excluding the effects of special items, third quarter and year-to-date operating earnings declined by 56 percent and 61 percent, respectively, from the corresponding 1997 periods, primarily due to lower crude oil and natural gas prices and production levels.

The company's average 1998 third quarter U.S. crude oil realizations of $11.31 per barrel declined by $5.43, or 32 percent, compared with the third quarter of 1997. Average third quarter U.S. natural gas realizations of $1.92 per thousand cubic feet were 28 cents, or 13 percent, lower than in the third quarter of last year. On a year-to-date basis, 1998 crude oil realizations were $11.72 per barrel, 34 percent lower than the $17.82 per barrel obtained in 1997, and natural gas prices were $2.03 per thousand cubic feet, a decline of 12 percent from $2.31 per thousand cubic feet last year.

Net U.S. liquids production averaged 323,000 barrels per day in the third quarter of 1998 and 332,000 barrels per day year to date. In 1997, liquids production was 343,000 barrels per day, both in the third quarter and year to date. Net U.S. natural gas production of 1.7 billion cubic feet per day in the 1998 third quarter and 1.8 billion cubic feet per day for nine months compared with 1.8 billion cubic feet per day and 1.9 billion cubic feet per day, respectively, for the corresponding 1997 periods. The declines in U.S. production of liquids and natural gas were primarily attributable to property sales and 1998 weather-related shut-ins of oil and gas production in the Gulf of Mexico in the third quarter and liquids production in California earlier in the year.

International exploration and production net earnings for the 1998 third quarter
----------------------------------------
were $160 million, a decline of 44 percent from $287 million earned in the third quarter of 1997. Earnings of $470 million in the first nine months of 1998 were about half the $991 million earned in the 1997 period. Earnings in the 1998 periods benefited from lower effective tax rates in West Africa resulting from credits associated with crude oil reserve additions. There were no special items in either the 1998 or 1997 third quarter. Nine-month 1998 results were reduced a net $35 million by a loss of $56 million on asset dispositions, partially offset by a benefit from prior-year tax adjustments. The 1997 nine months benefited a net $59 million from gains from asset sales and a favorable prior-year tax adjustment that were partially offset by a charge for the company's performance stock option program.

Excluding the effect of special items in both nine-month periods, earnings were $505 million in 1998, down from $932 million a year-ago. The decline in operating earnings reflected lower crude oil and natural gas prices, combined with lower liftings, when compared with the year-ago periods.

Net international liquids production of 768,000 barrels per day for the 1998 third quarter increased 49,000 barrels per day compared with last year's quarter. Increased production in Canada, Indonesia and Kazakhstan was partially offset by lower net liquids production in Nigeria, following government-mandated curtailments. Year-to-date production was 759,000 barrels per day, a 4 percent increase from 727,000 barrels per day produced in 1997.

Net natural gas production for the 1998 quarter increased 10 percent to 636 million cubic feet per day, reflecting higher production in the North Sea, as the Britannia field began producing in the third quarter of 1998, and in Indonesia, Australia and Nigeria. These increases were partially offset by lower production in western Canada due to normal field declines. Nine-month production in 1998 was 613 million cubic feet per day compared with 580 million cubic feet per day last year.

The company's 1998 average third quarter international crude oil realizations of $11.47 per barrel declined by $5.96, or 34 percent, compared with the 1997 quarter. Average third quarter international natural gas realizations of $2.01 per thousand cubic feet were 13 cents, or 7 percent, higher than in the third quarter of last year. On a year-to-date basis, 1998 crude oil realizations were $12.26 per barrel, 32 percent lower than the $18.09 per barrel obtained in 1997. Natural gas prices were $1.93 per thousand cubic feet, a decline of 7 percent from $2.08 per thousand cubic feet last year.

Foreign currency effects benefited earnings in all periods. Foreign currency gains increased 1998 earnings $8 million in the third quarter and $31 million for the nine months. Foreign exchange gains were $17 million in the third quarter of 1997 and $34 million year to date. Most of the foreign exchange gains in both years were related to the U.S. dollar's fluctuation against the currencies of Australia and Canada.

Worldwide refining, marketing and transportation operations reported earnings of
------------------------------------------------
$143 million in the 1998 third quarter, 30 percent less than the $204 million earned in last year's third quarter. The 1998 nine-month earnings were $629 million, a 4 percent increase from the corresponding 1997 period. U.S. refining, marketing and transportation net earnings were $188 million in the 1998 third quarter, down slightly from $193 million in the 1997 quarter. Nine-month earnings for 1998 were $458 million compared with $445 million in the 1997 nine months. There were no special items in either the 1998 or 1997 third quarters. Nine-month 1998 results were reduced $13 million by environmental remediation provisions. The 1997 nine months included charges of $23 million for the performance stock option program, $12 million for environmental remediation provisions and an $8 million provision for litigation.

Excluding the effect of special items in both nine-month periods, earnings were $471 million in 1998, down about 3 percent from $488 million a year-ago. Higher sales volumes in 1998 were offset by declining refined products margins on the U.S. Gulf Coast and in the Southern California regions. In addition, the 1998 periods included after-tax expenses of approximately $13 million, representing insurance deductible costs associated with Hurricane Georges, for damages to manufacturing and pipeline facilities.

Total refined product sales volumes were 1.3 million barrels per day in the third quarter of 1998, up 6 percent from the comparable quarter last year. Chevron-branded motor gasoline sales improved by 5 percent over last year's quarter, while other refined products sales volumes increased by 6 percent. Year-to-date refined products sales volumes were up more than 4 percent to 1.3 million barrels per day.

The company's average refined product prices were $21.91 per barrel in the 1998 third quarter compared with $28.50 in the 1997 quarter. Average refined product prices were $22.73 and $29.09 in the year-to-date periods of 1998 and 1997, respectively.

International refining,  marketing and transportation  operations incurred a net
-----------------------------------------------------
loss of $45 million in the third quarter of 1998, including a restructuring charge and foreign currency losses, compared with net income of $11 million reported for the year-ago quarter. The net loss for the third quarter 1998 included the company's $43 million share of costs associated with the reorganization of its Caltex affiliate's management and administrative functions. In the 1997 quarter, net income included a charge of $72 million for the 1997 disposition or closure of certain U.K. marketing and refining assets. Excluding special items, international refining, marketing and transportation operations incurred a net loss of $2 million in the third quarter of 1998 compared with earnings of $83 million in the third quarter of 1997. The 1998 third quarter included foreign currency losses of $26 million, compared with foreign currency gains of $19 million in the 1997 quarter, primarily in the Caltex areas of operation.

Earnings for nine months of 1998 were $171 million, compared with $159 million recorded in the first nine months of 1997. In addition to the special charges incurred during the third quarters of both years, the 1997 nine-month earnings were further reduced by a special charge of $3 million for a performance stock option program. Excluding special items, earnings were $214 million, compared with $234 million in the 1997 nine months. Economic problems in the Asia-Pacific region were the primary reason for the decline.

Caltex earnings continue to suffer from the economic problems of the Asia-Pacific region. While Caltex sales volumes have increased about 3 percent in both 1998 periods compared with 1997, the region's overall lower demand for refined products and its excess refining capacity have depressed product margins. Also, a larger portion of sales by Asian marketers continues to take place in the highly competitive export market, where lower prices reduce sales margins.

When the effect of the company's exit from the U.K. refining and marketing business is eliminated, 1998 refined products sales volumes increased 4 percent to 783,000 barrels per day and 2 percent to 791,000 barrels per day for the third quarter and nine months, respectively, compared with comparable periods in 1997.

Chemicals net earnings  were $14 million in the 1998 quarter,  compared with net
---------
earnings of $25 million in last year's third quarter. Earnings in the first nine months of 1998 were $124 million compared with $165 million in 1997. Net income for the third quarters of 1998 and 1997 included charges of $5 million and $9 million, respectively, for environmental remediation reserves. In addition to the third quarter charges, the 1997 year to date included a $9 million charge for the company's performance stock option program. The decrease in operating earnings was the result of declines in prices and margins for the company's major chemical products, reflecting excess industry capacity and the effects of the Asian economic crisis on demand. Also contributing to the decline were lower earnings from equity affiliates, due to the sale of the company's interest in a U.K. affiliate in the fourth quarter of 1997.

Coal and other  minerals  earnings  increased  $4 million to $20  million in the
------------------------
third quarter of 1998 compared with $16 million in last year's quarter. Year-to-date earnings were $40 million, up from $37 million in the 1997 nine months. Stronger sales, improved mining operations and lower repair expenses contributed to the higher earnings. There were no special items in the 1998 periods, or in the third quarter of 1997. In the 1997 year to date, a special charge for the company's performance stock option program reduced earnings $2 million.

Corporate  and other  includes  interest  expense,  interest  income on cash and
--------------------
marketable securities, corporate center costs and real estate and insurance operations. These activities contributed $22 million to net income in the third quarter of 1998, compared with $2 million in the comparable prior-year quarter. During the third quarter of 1998, the company recognized special gains of $105 million reflecting proceeds from several settlements with various insurers related to environmental cost recovery claims. The 1997 quarter included a special net gain of $76 million, including prior-year income tax adjustments of $84 million, offset partially by an $8 million charge for the write-off of certain telecommunications equipment. Excluding the effects of special items, net corporate and other charges were up about $9 million quarter to quarter.

Year-to-date charges were $18 million in 1998, compared with $152 million in last year's first nine months. Special items of $174 million in the first nine months of 1998 included favorable prior-year income tax related adjustments of $137 million and asset write-offs of $68 million in addition to the third quarter special gains. The 1997 year-to-date results included a $13 million special charge for the company's performance stock option program and an $8 million charge for environmental remediation in addition to the third quarter special items. Excluding special items, ongoing net charges in the 1998 nine months were lower primarily due to recoveries of certain prior-year claims and lower costs of variable components of employee compensation plans, which were offset in part by higher interest expense.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.152 billion at September 30, 1998, a $137 million increase from year-end 1997. Cash from operations and an increase in short-term debt funded the company's capital expenditures and dividend payments to stockholders.

The company's debt and capital lease obligations totaled $7.176 billion at September 30, 1998, up 18 percent from $6.068 billion at year-end 1997. The increase was primarily from net additions of $1.230 billion in short-term debt, primarily commercial paper, and newly issued long-term obligations of $176 million. Partially offsetting these increases were scheduled and unscheduled long-term debt repayments of $332 million and a scheduled non-cash retirement in January of $60 million of 8.11 percent ESOP debt.

Although the company benefits from lower interest rates on short-term debt, its proportionately large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. This ratio was
 .89 at September 30, 1998, down from 1.01 at year-end 1997. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.592 billion at September 30, 1998. This amount includes $2.725 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be economically attractive.

The company's debt ratio (total debt divided by total debt plus stockholders' equity) was 29 percent at September 30, 1998, up from 26 percent at year-end 1997, primarily as a result of the increase in outstanding commercial paper debt. The company continually monitors its spending level, market conditions and related interest rates to maintain what it believes to be reasonable debt levels to fund its operating and capital expenditure activities.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock for use in its employee stock option programs. During the first nine months of 1998, the company purchased 5.2 million shares of its stock at a cost of $392 million under the repurchase program, bringing the total repurchases to 6.4 million shares at a total cost of $484 million.

Worldwide  capital  and  exploratory  expenditures  for the first nine months of
--------------------------------------------------
1998, including the company's share of affiliates' expenditures, totaled $3.815 billion, up slightly from $3.801 billion spent in the corresponding 1997 period. Total expenditures for exploration and production activities were $2.353 billion compared with $2.559 billion, about 62 percent of total spending in 1998 compared with 67 percent in 1997. Total capital spending in both years was about evenly split between projects in the United States and outside the United States. The company believes that 1998 capital and exploratory expenditures will not reach its budget of $6.3 billion. The anticipated shortfall in spending relative to the original budget will occur primarily for international upstream and chemicals projects. Expenditures are expected to be about the same as the $5.5 billion expended in 1997.

                           PART II. OTHER INFORMATION
                           --------------------------
Item 1.  Legal Proceedings
--------------------------

A.   Richmond Refinery Multimedia Inspection.
This matter, reported in the company's Annual Report on Form 10-K for the year ended December 31, 1997, has been settled with the company agreeing to pay $540,000 in penalties.

B.    Salt Lake City Refinery Benzene Waste Regulations.
This matter, reported in the company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, has been settled with the company agreeing to pay a total of $235,000 in penalties.

C.    Offshore Gulf of Mexico Clean Water Act Discharge Permit.
Chevron has agreed to settle, for $121,000 in penalties, EPA Region 6 charges of multiple violations of Chevron's permit covering discharges from Chevron's facilities offshore Louisiana and Texas seaward of the three-mile limit.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  CHEVRON CORPORATION
                                            ------------------------------
                                                      (Registrant)




Date       November 6, 1998                          /s/ S.J. CROWE
      -------------------------             ------------------------------
                                                 S. J. Crowe, Comptroller
                                            (Principal Accounting Officer and
                                                 Duly Authorized Officer)