Form 10-K
period 1998-12-31
CHEVRON CORP
filed 1999-04-01
CIK 93410

1998
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------

                         Commission File Number 1-368-2

                               Chevron Corporation

             (Exact name of registrant as specified in its charter)

                                           575 Market Street,
   Delaware         94-0890210          San Francisco, California      94105
 ----------------  ---------------     ---------------------------    -------
(State or other    (I.R.S. Employer    (Address of principal         (Zip Code)
 jurisdiction of    Identification       executive offices)
 incorporation      Number)
 or organization)

        Registrant's telephone number, including area code (415) 894-7700

                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
--------------------------------------             ----------------------------
Common stock par value $1.50 per share             New York Stock Exchange, Inc.
Preferred stock purchase rights                    Chicago Stock Exchange
                                                   Pacific Exchange



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X      No
                                           -------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

               Aggregate market value of the voting stock held by
                        nonaffiliates of the Registrant
                    As of February 28, 1999 - $50,044,000,000

                  Number of Shares of Common Stock outstanding
                     as of February 28, 1999 - 653,334,751

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement Dated March 22, 1999 (in Part III)


================================================================================

                                TABLE OF CONTENTS

Item                                                                 Page No.

                                     PART I

 1.   Business.......................................................   1
         (a)  General Development of Business........................   1
         (b)  Industry Segment and Geographic Area Information.......   4
         (c)  Description of Business and Properties.................   4
                Capital and Exploratory Expenditures.................   5
              Petroleum - Exploration................................   6
              Petroleum - Oil and Natural Gas Production.............  10
                  Production Levels..................................  10
                  Development Activities.............................  11
              Petroleum - Natural Gas Liquids .......................  16
              Petroleum - Reserves and Contract Obligations..........  16
              Petroleum - Refining...................................  17
              Petroleum - Refined Products Marketing.................  18
              Petroleum - Transportation.............................  19
              Chemicals..............................................  20
              Coal and Other Minerals................................  21
              Research and Environmental Protection..................  21
 2.   Properties.....................................................  23
 3.   Legal Proceedings..............................................  23
 4.   Submission of Matters to a Vote of Security Holders............  23
      Executive Officers of the Registrant...........................  24

                                    PART II

 5.   Market for the Registrant's Common Equity
      and Related Stockholder Matters................................  25
 6.   Selected Financial Data........................................  25
 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................  25
 8.   Financial Statements...........................................  25
 8.   Supplementary Data   - Quarterly Results.......................  25
                           - Oil and Gas Producing Activities........  25
 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure.........................  25

                                   PART III

10.   Directors and Executive Officers of the Registrant.............  26
11.   Executive Compensation.........................................  26
12.   Security Ownership of Certain Beneficial Owners and Management.  26
13.   Certain Relationships and Related Transactions.................  26

                                    PART IV

14.   Exhibits, Financial Statement Schedules,
       and Reports on Form 8-K.......................................  26

                                     PART I

Item 1.  Business

     (a)  General Development of Business

Summary Description of Chevron
------------------------------
Chevron Corporation (1), a Delaware corporation, manages its investments in, and provides administrative, financial and management support to, U.S. and foreign subsidiaries and affiliates that engage in fully integrated petroleum operations, chemicals operations and coal mining. The company operates in the United States and approximately 90 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; refining crude oil into finished petroleum products; marketing crude oil, natural gas and the many products derived from petroleum; and transporting crude oil, natural gas and petroleum products by pipelines, marine vessels, motor equipment and rail car. Chemicals operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

In this report, exploration and production of crude oil, natural gas liquids and natural gas may be referred to as "E&P" or "upstream" activities. Refining, marketing and transportation may be referred to as "RM&T" or "downstream" activities.

A list of the company's major subsidiaries is presented on page E-2 of this Annual Report on Form 10-K. As of December 31, 1998, Chevron had 39,191 employees, 77 percent of whom were employed in U.S. operations.

--------------------------------------------------------------------------------
      CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE
                   PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential disruption to the company's operations due to untimely or incomplete resolution of Year 2000 issues by the company and other entities with which it has material relationships; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.
--------------------------------------------------------------------------------

(1) Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984. As used in this report, the term "Chevron" and such terms as "the company," "the corporation," "our," "we," and "us" may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or to all of them taken as a whole, but unless it is stated otherwise, does not include "affiliates" of Chevron - i.e., those companies accounted for by the equity method (generally owned 50 percent or less).

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

Overview of Petroleum Industry
------------------------------
Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual oil and gas companies have little control. Governmental attitudes and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating where and how companies conduct their operations and formulate their products and, in some cases, limiting their profits directly. Prices for crude oil and natural gas, petroleum products and petrochemicals are usually determined by supply and demand for these commodities. OPEC member countries are typically the world's swing producers of crude oil, and their production levels are a major factor in determining worldwide supply. Demand for crude oil and its products and natural gas is largely driven by the condition of local, national and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. Natural gas is generally produced and consumed on a country or regional basis.

Operating Environment
---------------------
The downward trend in crude oil and natural gas prices that began in 1997 continued throughout 1998. The average spot price for West Texas Intermediate
(WTI), an industry benchmark light crude oil, averaged $14.38 per barrel in 1998, compared with $20.60 for 1997. Prices were in the $13-$15 per barrel range during most of the year and reached a low of $10.73 per barrel on December 10, 1998. The spot WTI price averaged $12.24 per barrel for the first two months of 1999 before rebounding somewhat in mid-March in response to reports that key producers would agree to cut output at an upcoming OPEC meeting. At the March 23 meeting, the OPEC members and other producers agreed to cut worldwide production by 2.6 percent for one year. On March 26, 1999, the spot WTI price was $16.18 per barrel.

A number of factors exerted downward pressure on crude oil prices in 1998. Supplies increased as new producing fields came on stream and production from existing fields increased. Iraq boosted its exports significantly while other OPEC members raised their output in the first half of 1998 before reducing it in the second half of the year. At the same time the growth in demand slowed substantially as a result of the economic problems in Asia and continued warm weather in the United States, Europe and Asia. The result was an oversupplied world market with inventories remaining at high levels.

In early 1998, prices for natural gas were relatively low, mainly as a result of the mild winter weather in the United States and remained so for the majority of 1998. The U.S. benchmark Henry Hub Louisiana spot price averaged $2.08 per thousand cubic feet (MCF) in 1998 compared with $2.57 per MCF in 1997. Prices remained in the $1.75 - $2.00 per MCF range for the first two months of the 1999, averaging $1.82 per MCF.

The company's average realization from U.S. crude oil production decreased to $11.42 per barrel in 1998 from $17.68 in 1997, while average liquids realizations from international liftings, including equity affiliates, decreased $6.20 per barrel to $11.77. The company's average U.S. natural gas realizations from production decreased by $0.40 per MCF in 1998 to $2.02 per MCF, while average international natural gas realizations fell to $1.94 per MCF, compared with $2.10 per MCF in 1997.

For the first two months of 1999, average natural gas realizations from the company's U.S. operations were $1.67 per MCF, compared with $2.06 for the same period in 1998. Average crude oil realizations from the company's U.S. operations were $9.12 per barrel for the first two months of 1999, compared with $12.99 for the same period in 1998.

In 1998, Chevron's refining, marketing and transportation results in the United States were adversely affected by lower product margins and the September storms that closed the company's Pascagoula, Mississippi refinery for most of the 1998 fourth quarter. These factors were partially offset by higher refined products sales volumes and lower operating expenses. Chevron's refined product sales volumes in the United States increased by about 4 percent to 1.243 million barrels per day. Most of the increase in volumes reflected higher gasoline sales volumes, including branded gasoline sales, which were up 5 percent from 1997. The company's average sales price of refined products in the United States was $22.37 per barrel in 1998, a decrease of $6.56 per barrel from 1997.

On March 25, 1999, there was an explosion and fire in a hydrocracking unit at the company's Richmond, California, refinery. At the end of March, the company was evaluating the extent of damages and the impact on the company's operations. Other units at the refinery remained in operation.

The chemicals industry entered a cyclical downturn in the latter half of 1995 that continues to persist. Earnings from the company's chemicals operations in 1998, excluding special items, were about 33 percent lower than in 1997. The decline in earnings reflected depressed margins arising from continued industry over-capacity, high inventories and lower demand resulting primarily from the Asian economic crisis. Product sales prices fell faster than feedstock and fuel costs, resulting in lower margins for most of the company's major chemical products. However, the company's sales volumes were about 10 percent higher in 1998 than in 1997, partially offsetting the lower margins. Sales and other operating revenues from the company's chemicals operations, including sales to other Chevron companies, totaled $3.216 billion, a decrease of $430 million from the $3.646 billion in 1997.

During the first quarter 1999, the company announced various business reorganizations, consolidations or relocations aimed at reducing costs and improving performance. These changes are planned for the company's U.S. and Canadian upstream, U.S. pipeline, chemicals and upstream technology operations. The costs associated with these initiatives will be recognized primarily in 1999. In 1998, Chevron's equity affiliate Caltex Corporation announced a reorganization plan involving the relocation of its management and administrative functions to Singapore. Certain associated costs were accrued in 1998.

Chevron Strategic Direction
---------------------------
Chevron's strategic objective is to exceed the financial performance of its strongest industry competitors in terms of total stockholder return. The company is following certain strategies to improve its financial performance and to create superior value for its stockholders, customers and employees. The eight "strategic intents" for 1999 are:

o Build a committed team to accomplish the Corporate Mission: The company believes that the success of the other seven strategic intents is strongly linked to the level of commitment and dedication that Chevron employees bring to their jobs. Employees are guided by "The Chevron Way," a statement of the company's Mission and Vision and other key principles including Committed Team Values, Total Quality Management, Protecting People and the Environment and Vision Metrics, that establish a standard of excellence for each employee.

o Focus on reducing costs across all activities: The company continues to focus on cost reductions to ensure that it remains competitive and to improve profitability. Operating expenses, adjusted for special items, decreased about $300 million in 1998 from 1997. Approximately $200 million of this decline resulted from the company's 1997 exit from the U.K. refining and marketing business. To help offset the impact on financial results of low crude oil and natural gas prices, the company intends to reduce its cost structure by another $500 million in 1999 and plans to introduce further sustainable reductions that will be in place by 2000.

o Accelerate upstream growth in international areas: The company continues to believe that its most promising area of financial and operational growth is in its international E&P activities. In spite of current low oil prices, the company does not plan to delay any major international projects, although several of these are contingent upon the ability of Chevron's partners to fund their respective shares. The 1999 C&E program provides $2.6 billion for international E&P projects, an increase of 34 percent over 1998 expenditure levels. The company plans to grow production volumes from existing businesses and focus exploration activities in high potential areas where a production infrastructure already exists.

o Accelerate the growth of our Caspian area earnings by cooperatively applying the skills and talents of all Chevron organizations: Chevron has established itself as one of the pre-eminent international oil companies operating in the Caspian region through its early involvement in the Tengiz project in Kazakhstan. The company continues expanding its operations and pursuing a range of other opportunities in the Caspian Sea region, as the company believes that this area holds tremendous potential for long-term growth.

o Generate cash from North American Upstream operations: The company will focus exploration and development programs in two frontier areas: the deepwater Gulf of Mexico and offshore eastern Canada, where the company currently has several projects under way. Low oil prices have constrained cash generation and dictated a slowdown in spending in all but major growth areas. Exploration activities have been curtailed in western Canada, the U.S. mid-continent region and California's San Joaquin Valley. In 1998, the company generated cash proceeds of approximately $300 million from the sale of non-core U.S. and Canadian assets and may sell additional properties over the next three years.

o    Achieve top financial  performance  and generate  cash from North  American
     Downstream: The U.S. refining industry continues to be a capital-intensive and highly environmentally-regulated, commodity business where low cost, reliable, incident-free operations are essential to remain competitive. The company's strategies emphasize incident-free operations, brand management, and cost management, without increasing capital employed. The company is expanding its U.S. service station network to increase gasoline volumes, while also stressing growth in convenience store goods.

o Caltex should achieve superior competitive financial performance, while minimizing operating expenses and capital spending: Chevron's 50 percent-owned international downstream affiliate, Caltex Corporation, operates in about 60 countries in the Middle East, Africa, and the Asia-Pacific region. The effects of the Asian economic crisis, specifically the slowdown in demand growth in the region, are likely to affect Caltex for the next few years. Caltex has responded to the crisis by increasing its focus on managing costs and investments. The company continues to believe that long-term economic growth in the Pacific Rim will nonetheless surpass that of most other regions.

o Improve financial performance in Chemicals: Financial results for the company's chemicals operations continue to reflect the cyclical downturn in the chemicals industry. Capital spending will be focused on existing activities that provide long-term value, opportunities that improve cost structure and enhance business performance, and opportunities that add value to existing corporate assets or provide synergies with other areas of Chevron. The company has undertaken several major projects to lower its unit cost structure and position its operations to benefit from the next industry upturn.

In addition to the above strategic intents, Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability. These activities may result in significant gains or losses in future periods.

     (b)  Industry Segment and Geographic Area Information

The company's largest business segments are its exploration and production operations and its refining, marketing and transportation operations. Other significant operations include chemicals. The petroleum activities of the company are widely dispersed geographically, with upstream and downstream operations in the United States and Canada and upstream operations in Nigeria, Angola, Australia, the United Kingdom, Indonesia, Norway, Republic of Congo, China, and Venezuela. The company's Caltex affiliate, through its subsidiaries and affiliates, conducts exploration and production and geothermal operations in Indonesia and refining and marketing activities in Asia, Africa, the Middle East, Australia and New Zealand, with major operations in Korea, Japan, Australia, Thailand, the Philippines, Singapore and South Africa. The company's Tengizchevroil affiliate conducts production activities in Kazakhstan. The company expects to expand its operations in the Caspian Sea area of Central Asia by exploring for crude oil and natural gas, expanding the production and transportation infrastructure, developing new crude oil and natural gas markets, and identifying other business opportunities. The company's Dynegy Inc. affiliate is one of the leading marketers of energy products and services in the United States with customers in the United States, Canada and the United Kingdom. Its business activities include energy marketing, independent power generation and gathering, processing, selling and transportation of natural gas and natural gas liquids.

The company's chemicals operations are concentrated in the United States, but also include manufacturing facilities in France, Japan, Brazil, Singapore and Mexico. Chemicals manufacturing facilities are under construction in China and Saudi Arabia.

Tabulations of segment sales and other operating revenues, earnings, income taxes and assets, by United States and International geographic areas, for the years 1996 to 1998, may be found in Note 9 to the Consolidated Financial Statements beginning on page FS-22 of this Annual Report on Form 10-K. In addition, similar comparative data for the company's investments in and income from equity affiliates and property, plant and equipment are contained in Notes 12 and 13 on pages FS-24 and FS-25.

     (c)  Description of Business and Properties

The petroleum industry is highly competitive in the United States and throughout most of the world. This industry also competes with other industries in supplying the energy needs of various types of consumers. To succeed in its competitive environment, the company must identify and manage significant risks in its various activities.

The company's worldwide operations can be affected significantly by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. Environmental regulations and government policies concerning economic development, energy and taxation may have a significant effect on the company's operations. Management evaluates the economic and political risk of initiating, maintaining or expanding operations in any geographical area. The company closely monitors political events worldwide and the possible threat these may pose to its activities, particularly the company's oil and gas exploration and production operations, and the safety of the company's employees.

The company attempts to avoid unnecessary involvement in partisan politics in the communities in which it operates but participates in the political process to safeguard its assets and to ensure that the community benefits from its operations and remains receptive to its continued presence.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its international integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and are generally of a short-term duration. The company enters into forward exchange contracts as a hedge against some of its foreign currency exposures. Interest rate swaps are entered into as part of the company's overall strategy to manage the interest rate risk on its debt. All commodity and financial derivative instruments used by the company are relatively straightforward and involve little complexity. Their impact on the company's results of operations has not been material in the past and is not expected to be material in the future. The results of operations and financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

           Capital and Exploratory Expenditures

Chevron's capital and exploratory (C&E) expenditures during 1998 and 1997 are summarized in the following table:


                      Capital and Exploratory Expenditures
                              (Millions of Dollars)

                                               1998     1997    Change        %
                                             ------   ------   -------    ------
Exploration and Production - United States   $1,213   $1,394   $ (181)      (13)

                             International    1,647    1,574       73         5
                                             ------   ------    ------    ------
                             Sub-total        2,860    2,968     (108)       (4)

Refining, Marketing

     and Transportation -    United States      654      512       142        28

                             International       92       60       32        53
                                             ------   ------    ------    ------
                             Sub-total          746      572      174        30



Chemicals -                  United States      385      470      (85)      (18)

                             International      121      192      (71)      (37)
                                             ------   ------    ------    ------
                             Sub-total          506      662     (156)      (24)

All Other                                       208      165       43        26
                                             ------   ------    ------    ------
Total Consolidated Companies                  4,320    4,367      (47)       (1)
Chevron's Share in Affiliates                   994    1,174     (180)      (15)
                                             ------   ------    ------    ------
Total Including Affiliates ...............   $5,314   $5,541   $ (227)       (4)
                                             ======   ======    ======    ======


Noteworthy among the changes in C&E expenditures between years was the decrease for U.S. exploration and production driven by lower development well and other production-related expenditures. The increase between years for U.S. refining, marketing and transportation, was driven primarily by the continued expansion of the U.S. marketing network and the acquisition of Amoco's North American lubricants operations. Chemicals expenditures were 24 percent lower in 1998 as the majority of 1997's major expansion and construction projects reached or neared completion in late 1997 and early 1998.

The company's Caltex affiliate accounted for nearly 50 percent of affiliates' expenditures in 1998, although at lower levels than in 1997. In 1998, Caltex continued to curtail C&E expenditures as a result of the Asian financial crisis. The decrease in Caltex expenditures in 1998, together with a decrease from the company's Dynegy Inc. affiliate, were slightly offset by increased expenditures by the company's chemicals affiliate in Saudi Arabia, associated with the construction of a new manufacturing facility in that country.

The company's 1999 C&E expenditures, including its share of equity affiliates' expenditures, are projected at $5.1 billion, about $200 million, or 4 percent lower than 1998 spending levels. Consolidated companies' expenditures are planned to decrease slightly to $4.2 billion, while the company's share of equity affiliates' expenditures is expected to decrease by 9 percent to $900 million. The company is planning to continue to develop international upstream projects, while curtailing capital spending in the international chemicals and downstream businesses.

Worldwide exploration and production C&E expenditures in 1999, including the company's share of equity affiliates' expenditures, are expected to total $3.7 billion, an increase of about 13 percent over 1998 spending levels. Approximately 70 percent, or about $2.6 billion, of the 1999 program will be for international projects in alignment with the company's strategy to continue its expansion in areas including Kazakhstan, Angola and Nigeria. In March 1999, the company obtained natural gas interests in the Gulf of Thailand through concluding its acquisition of the Rutherford-Moran Oil Corporation.

Worldwide refining, marketing and transportation C&E expenditures in 1999, including the company's share of equity affiliates' expenditures, are estimated at $870 million, down about 20 percent from 1998 spending levels. About $540 million is planned for projects in the United States, a majority of which are marketing projects. Most of the international refining, marketing and transportation capital program in 1999 will be concentrated in the Asia-Pacific region, where the company's Caltex affiliate is upgrading its retail marketing system.

Worldwide chemicals C&E expenditures in 1999, including the company's share of equity affiliates' expenditures, are estimated at about $415 million, down about 50 percent from 1998 spending levels. This decrease reflects the deferral or cancellation of a number of major international projects.

The actual C&E expenditures for 1999 will depend on various conditions affecting the company's operations, including crude oil and natural gas prices, changing economic conditions in the various countries in which it operates and the ability of the company's joint venture partners, some of which are national petroleum companies, to fund their share of project expenditures, particularly in the international exploration and production segment. The company has the ability to modify its C&E expenditures in the event the lower crude oil price environment becomes more severe or prolonged.

       Petroleum - Exploration

The following table summarizes the company's net interests in productive and dry exploratory wells completed in each of the last three years and the number of exploratory wells drilling at December 31, 1998. "Exploratory wells" are wells drilled to find and produce oil or gas in unproved areas and include delineation wells, which are wells drilled to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir beyond the proved area. "Wells drilling" include wells temporarily suspended. The company had $193 million of suspended exploratory wells included in properties, plant and equipment at year-end 1998. The wells are suspended pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions.


                        Exploratory Well Activity

                                                                  Net Wells Completed (1)
                                 Wells Drilling      -----------------------------------------------
                                   At 12/31/98           1998                1997            1996
                                -----------------    ------------        ------------     ------------
                                Gross(2)   Net(2)      Prod.    Dry      Prod.    Dry     Prod.   Dry
                                -------    ------     ------  -----      -----  -----     ------  ----
United States                       32        23         46     12         56     31        120    25
                                -------    ------     ------  -----      -----  -----     ------  ----

Africa                               8         3          7      2          5      1          3     2
Other International                 27         7          9      8         12      6         32    22
                                -------    ------     ------  -----      -----  -----     ------   --
Total International                 35        10         16     10         17      7         35    24
                                -------    ------     ------  -----      -----  -----     ------   --

Total Consolidated Companies        67        33         62     22         73     38        155    49
Chevron's Share in Affiliates        8         3          2      -          3      -          -     1
                                -------    ------     ------  -----      -----  -----     ------  ---
Total Including Affiliates          75        36         64     22         76     38        155    50
                                =======    ======     ======  =====      =====  =====     ======  ===

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

At December 31, 1998, the company owned or had under lease or similar agreements undeveloped and developed oil and gas properties located throughout the world. Undeveloped acreage includes undeveloped proved acreage. The geographical distribution of the company's acreage is shown in the next table.

                     Acreage* At December 31, 1998
                         (Thousands of Acres)
                                                                                           Developed
                                          Undeveloped              Developed            and Undeveloped
                                     --------------------    --------------------    --------------------
                                        Gross       Net         Gross       Net         Gross       Net
                                     ---------  ---------    ---------  ---------    ---------  ---------
United States                           5,442      3,933        2,713      1,842        8,155      5,775
                                     ---------  ---------    ---------  ---------    ---------  ---------
Canada                                 19,572     10,963        1,306        549       20,878     11,512
Africa                                 22,558     16,816          153         59       22,711     16,875
Asia                                   19,761     10,764           68         26       19,829     10,790
Europe                                  2,367        847           93         22        2,460        869
Other International                    17,731      8,182           75         21       17,806      8,203
                                     ---------  ---------    ---------  ---------    ---------  ---------
Total International                    81,989     47,572        1,695        677       83,684     48,249
                                     ========   ========     =========  =========    =========  =========
Total Consolidated Companies           87,431     51,505        4,408      2,519       91,839     54,024

Chevron's Share in Affiliates           2,687      1,296          254        123        2,941      1,419
                                     ---------  ---------    ---------  ---------    ---------  ---------
Total Including Affiliates             90,118     52,801        4,662      2,642       94,780     55,443
                                     =========  =========    =========  =========    =========  =========

* Gross acreage includes the total number of acres in all tracts in which the company has an interest. Net acreage is the sum of the company's fractional interests in gross acreage.

During 1998, the company incurred expenditures for oil and gas exploration in the United States and about 20 other countries. The company's 1998 exploratory expenditures, including affiliated companies' expenditures but excluding unproved property acquisitions, were $890 million compared with $798 million in 1997. U.S. expenditures represented approximately 50 percent of the consolidated companies' worldwide exploration expenditures, compared with 45 percent in 1997. In addition, unproved properties of $72 million were acquired in 1998, compared with $124 million in 1997. Significant activities in Chevron's exploration program during 1997 include the following (numbers of wells are on a "gross" basis):

United States: Exploratory expenditures, excluding unproved property acquisitions, were $443 million in 1998, compared with $360 million spent in 1997. In addition, the company incurred costs of $58 million for unproved property acquisitions in 1998, compared with $101 million in 1997. 1998 exploration efforts were concentrated primarily in the Gulf of Mexico, where the potential for large discoveries has been demonstrated. In the March and August 1998 Gulf of Mexico Lease Sales, Chevron successfully bid, alone and with partners, for the rights to 89 leases, 66 of which are in deep water, boosting Chevron's deepwater lease inventory to 428 leases.

Africa: In Africa, the company spent $162 million during 1998 on exploratory efforts, excluding the acquisition of unproved properties, compared with $147 million in 1997. The increase between years was driven by higher 1998 expenditures in Nigeria and Congo.

In Angola, the company is the operator of two concessions off the coast of Angola's Cabinda enclave. Block 0 is a 2,100 square mile concession adjacent to the Cabinda coastline and is divided into three areas: Area A, which began production in late 1960, includes 19 major fields (15 currently producing) in two major regions, Malongo and Takula; Area B, which began production in late 1994 with six major fields, includes the Kokongo, Nemba and Lomba fields; and Area C, which began first production in 1997 has seven major fields, including the Ndola and Sanha fields. Chevron has a 39.2 percent interest in the Block 0 concession. The 1998 exploration and appraisal well program in Area A consisted of a four-well effort targeting open water prospects and extension of established fields. All four exploratory wells were discoveries. In Areas B and C, three exploration wells were drilled, one of which discovered oil. Chevron has a 31 percent interest in the second Angolan concession, Block 14, acquired in 1995. Block 14 is a 1,560 square mile concession located in waters west of Areas B and C. The Block 14 exploration program continued in 1998 with four exploration wells, resulting in four discoveries, including two significant commercial finds, Benguela and Belize. The Block 14 partnership now has rights to a second exploration period through February 2002. The exploration program planned for Block 14 in 1999 includes drilling two exploratory wells in the deeper water areas of the block. Additional exploratory wells to evaluate prospects in the shallow water area of the block are also being considered. Two appraisal wells are planned to assist the Benguela and Belize fields evaluation. Over 360 square miles of 3-D seismic data north of Congo Canyon in deep water was acquired in 1998. South Congo Canyon 3-D data processing was completed in 1998 and the interpretation resulted in 12 firm prospects and additional leads.

In Nigeria, the company's operations are managed by three subsidiaries. Chevron Nigeria Limited (CNL) operates and holds a 40 percent interest in concessions totaling approximately 2.2 million acres in the onshore swamp and near offshore regions of the Niger Delta. CNL drilled four exploration wells in 1998. Four additional wells are planned for 1999. Chevron Oil Company Nigeria Limited (COCNL) holds a 20 percent interest in six concessions covering about 600 thousand acres, with six offshore oil fields operated by Texaco. COCNL did not drill any exploration wells in 1998. Chevron Petroleum Nigeria Limited (CPNL) oversees and manages new venture projects in Nigeria. CPNL has a sole interest in six Benue Basin blocks and a 30 percent interest in two deepwater Niger Delta blocks and three inland Benue Basin blocks operated by Elf. CPNL continued preparations for the drilling of a Benue Trough obligation well in 2000 by completing the processing and interpreting of 2-D seismic data recently acquired. During 1998, CPNL participated in three joint venture deepwater exploratory wells. Two of these wells discovered oil, and at year-end, the economic feasibility of pursuing commercial development was being carried out.

Offshore Republic of Congo, the company has a 29.25 percent interest in the partner-operated Marine VII license, which includes the Kitina and Sounda developments, and a 30 percent interest in the Haute Mer license, which is operated by a partner and includes the Nkossa and Moho fields. In the Haute Mer Block, two exploration wells were drilled and a third well was started in 1998 in a geological setting similar to the Angola Block 14 discoveries. Two of the wells confirmed the existence of potential commercial developments. Appraisal wells were drilled on the Bilondo structure and in the Moho Field in Haute Mer in 1998. Development options for the Bilondo and Moho fields are being evaluated. The 1997 Haute Mer 3-D survey was further analyzed in 1998 and has indicated a number of additional tertiary exploration targets. The drilling of these prospects is under evaluation. In the Chevron-operated Marine IV Block, drilling of the Poungou Marine-1 well was started in late 1998 but was unsuccessful.

In Democratic Republic of Congo (formerly Zaire), the company has a 50 percent interest in, and is the operator of, a 390 square mile offshore concession. A 3-D seismic program, which started in late 1997, was completed in 1998, with data interpretation planned to begin in 1999. Approximately 95 percent of the concession is now covered with 3-D seismic data. No exploration wells were drilled in 1998.

Other International including affiliated companies: Exploration expenditures, excluding unproved property acquisitions, outside the United States and Africa, were $285 million in 1998, almost level with 1997 expenditures of $291 million. In addition, unproved properties of $14 million were acquired in 1998 compared with $23 million in 1997.

In Canada, Chevron continued to expand its offshore east coast lease position in 1998. In April 1998, the company acquired a 100 percent interest in a 740,000-acre deepwater license offshore Nova Scotia. Chevron also acquired four parcels totaling 737,000 acres offshore Newfoundland in 1998, with the company's interest in the parcels ranging from 30 to 50 percent. Two parcels are located near existing Chevron assets in the Jeanne d'Arc Basin, while the others are in a new deepwater area. Chevron plans to begin an exploration drilling program in the Jeanne d'Arc Basin in 1999. Delineation drilling of the Hebron Field commenced in December 1998 and has yielded encouraging results, with oil discovered to the southwest and north east. Continued successful delineation drilling will likely lead to development of the field, in which Chevron has an approximate 30 percent interest.

In Australia, Chevron's primary interests are in two non-operated joint ventures. The company has a 16.7 percent interest in the North West Shelf (NWS) Project. Exploratory appraisal drilling continued in the NWS project concessions in 1998 with two wells successfully delineating previous discoveries and another exploration well drilling at year end some 25 miles south of the Goodwyn Field. Chevron also holds 25 to 50 percent interests in permits operated by West Australian Petroleum Pty. Ltd. (WAPET), including a 25 percent interest in one Carnarvon Basin block acquired in 1997, adjacent to the Gorgon/Chrysaor/Dionysus gas fields. In 1998, WAPET continued with preparations to drill in the recently acquired Permit WA-267-P, in the deeper water area adjacent to the Gorgon/Chrysaor/Dionysus gas fields. Separate from NWS and outside the WAPET-operated area, Chevron holds 25 to 33 percent interests in four blocks in the Browse Basin area, a 20 percent interest in an additional Browse Basin permit awarded in 1998, and a 17.25 percent interest in an additional Carnarvon Basin block.

In China, Chevron has an interest in five blocks in the South China Sea and three blocks in the Bohai Gulf area. In 1998, the company commenced an exploration drilling program on currently held acreage in China. Nine wildcat exploration wells are anticipated as the program progresses. Two wells were drilled in Block 02/31 in 1998 and into 1999, but did not yield positive results. Additional drilling in Blocks 02/31 and 06/17 is scheduled for 1999. In the onshore Zhanhuadong Block in the Bohai Gulf area, Chevron has identified exploration prospects that lie beneath the existing Shengli Field production. The Zhanhuadong Block contract represents Chevron's first onshore exploration opportunity in China and requires that two wells be drilled in a three-year period. The first well is scheduled for fourth quarter 1999. A 3-D seismic survey, acquired in 1997, identified a large gas prospect in Block 63/15 in the South China Sea. Drilling this prospect commenced in late 1998. In addition, the company plans to drill an oil exploration well in early 1999 in the 16/08 contract area near the producing HZ fields, also in the South China Sea.

In Europe, Chevron has interests in about 40 exploration blocks in the United Kingdom, Norway and Ireland. The U.K. Blocks are located in the North Sea, west of Shetland Islands, offshore Wales, and in Liverpool Bay. In Ireland, the company has acreage in the Porcupine Basin. In Norway, Chevron has interests in five exploration licenses acquired in 1998 in an equity swap with Statoil. In 1998, Chevron focused on exploring the Greater Britannia area and growing the exploration base in Norway.

Exploration activities took place in other areas in 1998. In Indonesia, Chevron's interests are managed by its 50 percent owned P.T. Caltex Pacific Indonesia (CPI) and Amoseas Indonesia (AI) affiliates. CPI is in the final stages of a multi-year 3-D seismic acquisition effort in central Sumatra between current producing fields. In Papua New Guinea, the company completed the unsuccessful Nomad well in early 1998, and at year-end 1998 a seismic program was in progress in the Gobe area. In Azerbaijan, where Chevron has a 30 percent interest in a three-year exploration agreement signed in 1997, a 3-D seismic survey was acquired in 1998. The survey will be interpreted in 1999. In the Middle East, Chevron drilled two exploratory wells in Qatar, and plans to acquire additional seismic data in 1999. In Bahrain, the company acquired a 3-D seismic survey in 1998 and plans to begin exploratory drilling in 2000.

           Petroleum - Oil and Natural Gas Production

The following table summarizes the company's and its affiliates' 1998 net production of crude oil, natural gas liquids and natural gas.

   1998 Net Production (*) Of Crude Oil And Natural Gas Liquids And Natural Gas

                                     Crude Oil &                Natural Gas
                                  Natural Gas Liquids         (thousands of
                                   (barrels per day)         cubic feet per day)
                                  ------------------         ------------------
  United States
   -California                           116,200                     122,000
   -Gulf of Mexico                        93,500                     820,100
   -Texas                                 57,900                     331,100
   -Colorado                              10,600                         700
   -Wyoming                                9,100                     181,200
   -New Mexico                            12,500                      60,400
   -Louisiana                             15,900                      81,600
   -Other States                           9,400                     141,800
                                    ------------                ------------
  Total United States                    325,100                   1,738,900
                                    ------------                ------------

  Africa                                 319,300                      33,500
  United Kingdom (North Sea)              39,200                      73,900
  Norway                                  13,000                         400
  Canada                                  63,000                     180,300
  Australia                               38,400                     223,400
  Indonesia                               17,500                           -
  Papua New Guinea                        14,500                           -
  China                                   11,400                           -
  Colombia                                12,200                           -
  Venezuela                                1,400                           -
  Netherlands                                  -                       2,200
                                    ------------                ------------
  Total International                    529,900                     513,700
                                    ------------                ------------

  Total Consolidated Companies           855,000                   2,252,600
  Chevron's Share of Affiliates          252,300                     140,000
                                    ------------                ------------

  Total Including Affiliates           1,107,300                   2,392,600
                                    ============                ============

  * Net production excludes royalty interests owned by others.



Production Levels:

In 1998, worldwide net crude oil and natural gas liquids production, including that of affiliates, increased for the sixth consecutive year. Production rose in 1998 by three percent to a record 1,107,300 barrels per day, compared with 1,074,400 barrels per day in 1997. International net liquids production, including affiliates, increased by about seven percent to 782,200 barrels per day in 1998, the ninth consecutive year of production increases. This increase was due primarily to higher production in Canada, where 1998 saw the first full year of production from the Hibernia Field; in Angola and Congo, where development drilling continued in new and existing fields; in Norway, where the company saw production from properties that were acquired in exchange for a portion of its interest in the U.K. Alba Field; in Indonesia, where production at the Duri Field grew; and in Kazakhstan, where the company's share of production at the Tengiz Field increased as the plant expansion progressed. These production increases were partially offset by a production decline in the United Kingdom from the Alba Field following an exchange for Norwegian properties.

Net production of natural gas, including affiliates, decreased by nearly 33 million cubic feet per day, or one percent, in 1998. United States production fell by nearly 110 million cubic feet per day, or six percent, reflecting normal field declines, property sales and production disruptions due to the September 1998 storms in the Gulf of Mexico. International volumes increased by 77 million cubic feet per day in 1998. Increases between years came from new production from the Britannia Field in the U.K. North Sea, increased production from the Escravos Gas Project in Nigeria, and in Indonesia. These increases were slightly offset by production declines in Western Canada. The company expects current plans to develop the Norphlet trend in the U.S. Gulf of Mexico, to expand the Escravos Gas Project in Nigeria, and to continue expansion and development of its Australian projects, will mitigate further natural gas production declines in its portfolio.

Refer to Table III on pages FS-33 to FS-35 of this Annual Report on Form 10-K for data about the company's average sales price per unit of oil and gas produced, as well as the average production cost per unit for 1998, 1997 and 1996. The following table summarizes gross and net productive wells at year-end 1998 for the company and its affiliates.


               Productive Oil And Gas Wells At December 31, 1998

                                       Productive(1)              Productive(1)
                                         Oil Wells                  Gas Wells
                                   --------------------       --------------------
                                    Gross(2)    Net(2)         Gross(2)    Net(2)
                                   ---------   --------       ---------  ---------
United States                         23,833     12,853           4,481      2,222
                                   ---------   --------       ---------  ---------
Canada                                 1,056        859             200        148
Africa                                 1,149        446              10          3
United Kingdom                           102          8              17          5
Other International                    1,309        443              50         11
                                   ---------   --------       ---------  ---------
Total International                    3,616      1,756             277        167
                                   ---------   --------       ---------  ---------
Total Consolidated Companies          27,449     14,609           4,758      2,389
Chevron's Share of Affiliates          6,153      3,074              47         24
                                   ---------   --------       ---------  ---------

Total Including Affiliates            33,602     17,683           4,805      2,413
                                   =========   ========       =========  =========
Multiple completion wells
  included above:                        656        368             309        192

(1) Includes wells producing or capable of producing and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oil wells.

(2) Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.


Development Activities:

The company's development expenditures, including those of affiliated companies but excluding proved property acquisitions, were $1,928 million in 1998 and $2,219 million in 1997. The decrease between years resulted from lower 1998 expenditures in the United States and at the Tengiz Field.

The table below summarizes the company's net interest in productive and dry development wells completed in each of the past three years and the status of the company's development wells drilling at December 31, 1998. (A "development well" is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. "Wells drilling" include wells temporarily suspended.)

                                            Development Well Activity

                                       Wells Drilling                    Net Wells Completed(1)
                                      -----------------    -----------------------------------------------
                                         At 12/31/98           1998              1997              1996
                                      -----------------    ------------      ------------     ------------
                                      Gross(2)   Net(2)    Prod.    Dry      Prod.    Dry      Prod.   Dry
                                      -------   ------     ------  ----      -----  -----     ------  ----
United States                            336      151        324     5        617      6        485     8
                                      -------   ------     ------  ----      -----  -----     ------  ----
Africa                                    16        5         37     1         22      1         21     1
Other International                       14        3         33     2         67      -         49     4
                                      -------   ------     ------  ----      -----  -----     ------  ----
Total International                       30        8         70     3         89      1         70     5
                                      -------   ------     ------  ----      -----  -----     ------  ----

Total Consolidated Companies             366      159        394     8        706      7        555    13
Equity in Affiliates                      25       11        272     -        150      -        262     -
                                      -------   ------     ------  ----      -----  -----     ------  ----
Total Including Affiliates               391      170        666     8        856      7        817    13
                                      =======   ======     ======  ====      =====  =====     ======  ====

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


During 1998, worldwide additions to proved reserves, excluding property sales and acquisitions, including the company's share of equity affiliates, were 595 million barrels of crude oil and natural gas liquids and 345 billion cubic feet of natural gas. Worldwide operations replaced 119 percent of net liquids and gas production in 1998, excluding property sales and acquisitions. The replacement rate for U.S. operations was 52 percent, while international operations replaced 165 percent of production.

Significant 1998 development activities include the following (production volumes are gross unless otherwise stated.):

United States: Chevron's U.S. development expenditures were $680 million in 1998, a decrease of $238 million from $918 million in 1997. The company focused its development activities in 1998 on prospects in the Gulf of Mexico, the mid-continent and western United States. Additions to proved reserves during 1998, excluding property sales and acquisitions, were 78 million barrels of crude oil and natural gas liquids and 228 billion cubic feet of natural gas. U.S. operations replaced 52 percent of net liquids and gas production in 1998, excluding property sales and acquisitions.

In the Gulf of Mexico, significant development activities in 1998 included the completion of hull fabrication and the construction of the topsides and decks for the Genesis project, Chevron's first deepwater operation in the Gulf of Mexico, located in 2,600 feet of water. Chevron is the unit operator with a 57 percent working interest. First production occurred in January 1999, with peak total production expected to reach 55,000 barrels of oil and 72 million cubic feet of gas per day by 2000.

Chevron has a 40 percent interest in the Gemini deepwater development in the Gulf of Mexico in a water depth of 3,400 feet. The discovery well, located on Mississippi Canyon Block 292, was spudded in 1995. The project is a subsea development tied back to Chevron's Viosca Knoll 900 Platform located 27.5 miles northwest of Mississippi Canyon Block 292 in 340 ft. of water. The project plan consists of drilling two development wells, completing an exploratory well and building processing facilities. Initial production is scheduled for mid-1999, with peak rates anticipated to reach over 150 million cubic feet of gas, and over 2,000 barrels of condensate per day.

The Norphlet trend is a deep-gas trend, which stretches some 80 miles from the Destin Dome area (offshore Florida) to the Mobile Block 861 area (offshore Mississippi). Chevron's net production from Norphlet wells during 1998 averaged 95 million cubic feet of gas per day. In 1998, the company completed one development well in the Mobile area, which was brought onto production in early 1999. An additional exploratory well in the Mobile area will be completed in early 1999 and is expected to be brought onto production later in the year. Development plans and regulatory approvals are in progress for Destin Dome. The MMS, in conjunction with other federal and state agencies, is in the process of preparing an Environmental Impact Statement, which is required prior to approving the Development and Production Plan. Initial production from Destin Dome is anticipated approximately one year after obtaining all regulatory approvals.

Offshore California, the company offered for sale all of its offshore California platforms and related processing and transportation facilities. In February 1999, the sale of two platforms, associated onshore processing facility and platform-to-shore pipelines was completed. In March 1999, the company reached agreement to sell its remaining offshore California assets, which it expects to complete in the second quarter 1999. If the sale is not consummated in the second quarter, the company will evaluate other alternatives for exiting offshore California operations. In the fourth quarter 1998, the company recorded impairments and a provision for other liabilities relating to the anticipated exit from offshore California operations.

Onshore California, Chevron continued to expand its employment of thermal enhanced recovery methods to increase both the production rate and the amount of oil ultimately recoverable from fields in California's San Joaquin Valley, with efforts focused on the Cymric Field. Due to the current low oil price environment, the company is presently restricting further expansion of Cymric and its other heavy oil fields in the San Joaquin Valley.

Africa: Development expenditures in Africa were $561 million in 1998, compared with $461 million in 1997. Higher 1998 expenditures in Angola and Nigeria were partially offset by decreases in Congo and the Democratic Republic of Congo. Additions to proved reserves, excluding property sales and acquisitions, were 286 million barrels of crude oil and natural gas liquids and 77 billion cubic feet of natural gas. African operations replaced 252 percent of net liquids and gas production in 1998, excluding property sales and purchases.

In Angola, the company's development activities are concentrated in Areas A, B and C of Block 0 and deepwater Block 14. In Area A, 22 development wells were drilled in 1998. Thirteen wells were in the Takula Area and nine were in the Malongo Area. Several new waterflood projects are under development, including waterflood optimization projects at the Numbi and Takula fields and a major new waterflood project in the Malongo Area. Areas B and C continue to be the primary areas of major new development activity in the Block 0 concession. In 1998, development of the Lomba Field and the southern portion of the Nemba Field continued with completion of platform installation and development drilling, and initiation of production. Lomba and Nemba both achieved forecasted peak production rates in 1998. In Area C, development of the Sanha and Ndola fields continued. In Block 14 four fields have been discovered to date: Kuito and Landana, both discovered in 1997; and Benguela and Belize, both discovered in 1998. The first production from Block 14 is expected to begin in late 1999 from the initial phase of the Kuito Field development. Kuito is being developed using a phased approach, with production expected to peak at over 100,000 barrels per day in 2001. Further appraisal and study is required prior to development planning at Landana, the second Block 14 field discovered. Evaluation of development options for Benguela and Belize development planning are expected to be completed in 1999. Since both fields are immediately south of the Kuito Field, joint development with Kuito is being evaluated.

In Nigeria, total gross production from 33 CNL-operated fields, where Chevron has a 40 percent equity interest, averaged 418,000 barrels of oil per day, slightly lower than 1997. Production levels in Nigeria in 1998 were restricted by OPEC-mandated curtailments, which began in April 1998 and prevented the company from achieving its initial 1998 production target of 470,000 barrels per day from operated fields. Production from non-operated fields, where Chevron has a 20 percent equity interest, averaged approximately 61,000 barrels of oil per day in 1998, a decrease of 11,000 barrels per day from 1997, driven by the OPEC curtailments. The Opolo Field began production in March 1998 at a rate of 20,000 barrels per day. The Gbokoda and Dibi fields also began production in 1998 with additional production facilities planned for installation at Dibi in 1999. Combined production from Dibi and Gbokoda is expected to reach a peak of 160,000 barrels of oil per day by 2000. Phase Two of the Escravos Gas Project continued during 1998 and is scheduled for completion in the second quarter 2000. This project provides a commercial outlet for LPG derived from natural gas produced with the company's crude oil operations. Phase Two will expand the gas processing capacity of the facility to 285 million cubic feet per day of gas previously flared. LPG and condensate exports will increase to 14,000 barrels a day. Processed gas from the Escravos Gas Project will feed a proposed 30,000 barrel-per-day gas-to-liquids plant for the conversion of natural gas to synthetic crude oil, which will be processed further into high-quality diesel and naphtha products.

Offshore Republic of Congo, development wells targeting the Sounda and Kitina South fields were drilled in 1998. Tie-back of the wells to the Kitina facilities is currently being evaluated.

Other International including affiliated companies: Development expenditures in 1998, outside the United States and Africa, were $662 million compared with $840 million in 1997. The decrease between years was driven by lower 1998 expenditures in Canada, the United Kingdom, Papua New Guinea, Australia and by the company's TCO affiliate in Kazakhstan. These decreases were partially offset by increased 1998 expenditures in China. Additions to proved reserves, excluding property sales and acquisitions, were 231 million barrels of crude oil and natural gas liquids and 40 billion cubic feet of natural gas. In 1998, other international operations replaced 115 percent of net liquids and gas production, excluding property sales and acquisitions. This was driven by revisions in Indonesia associated with PT Caltex Pacific Indonesia's (CPI) cost recovery formula arising from the drop in prices for crude oil and natural gas. Such revisions are dependent on crude oil and natural gas price movements and these upward revisions could be reversed when prices rebound.

In Indonesia, Chevron holds interests in six production-sharing contracts, all of which are managed by its 50 percent-owned equity affiliate, PT Caltex Pacific Indonesia. Total CPI crude oil and condensate production averaged more than 760,000 barrels per day in 1998. The Duri Steamflood Project, begun in 1985 to assist the difficult production process for the relatively heavy, waxy Duri crude, is being completed in 13 stages (Areas 1-13) with eight areas currently on production. Total Duri production averaged over 295,000 barrels per day in 1998. Area 9 is currently under development and should be placed on injection in 1999. A waterflood project involving 21 fields in Central Sumatra continued in 1998, as the installation of the fourth area in the Minas pattern waterflood project was completed and work was initiated on expansion of the waterflood to the northwest area. Construction of the Light Oil Steamflood pilot at Minas, which began in 1997, is almost complete with first steam injection targeted for early 1999. Chevron's Amoseas Indonesia (AI) affiliate in Indonesia operates the Darajat geothermal contract in central Java. Steam from the Darajat geothermal field, located 115 miles southeast of Jakarta, was produced and sold to the national power company, PLN, for electricity generation in the PLN-owned Darajat I power plant, for the fourth full year. Construction of the Darajat II 70 megawatts power plant, to be owned and operated by AI and its Indonesian partner, was completed in the first quarter 1999. Geothermal reserves to support a third power plant have been proved with a successful drilling program, which continued in 1998.

In Kazakhstan, TCO's average liquids production was 188,000 barrels per day for the year, an increase of 33,000 barrels per day over 1997. TCO is midway through a three-year $1.3 billion plant expansion program that will increase capacity to approximately 240,000 barrels per day in 2000. In 1998, a 400 square mile 3-D land seismic survey was shot over the Tengiz Field as part of an integrated development program. TCO also drilled its first well, which is the deepest well drilled to date in the Tengiz reservoir. Testing of the well will begin in mid-1999. The Caspian Pipeline Consortium (CPC) was formed to build a crude oil export pipeline from the Tengiz oil field to the Russian Black Sea coast at a projected total cost of $2.2 billion. Final government approvals for construction were obtained in November 1998. CPC anticipates awarding the major construction contracts for the project during the second quarter of 1999. Under the current schedule, first oil will be delivered by mid-2001. Chevron has a 15 percent ownership in CPC. When completed, the CPC pipeline will allow for the export of 1.5 million barrels of oil per day from the region. A diversified marketing and sales program has enabled the growth of Tengiz production. Tengiz crude is transported by a variety of means including pipeline, rail and barge. Principal destinations include the Baltic Sea, the Black Sea through Odessa and through the Azerbaijan-Georgia corridor, as well as Caspian-region sales. In 1998, Chevron announced an agreement with the Republic of Georgia to reconstruct an existing section of pipeline across the Republic and to evaluate construction of a new section of pipeline to connect existing pipelines in the Azerbaijan-Georgia corridor, which together will link Ali Bairamly in Azerbaijan with Georgia's Black Sea port of Batumi.

In Europe, Chevron has interests in four producing fields offshore United Kingdom and Norway: operated interests in the U.K. Alba oil field and Britannia gas field; and non-operated interests in the Norwegian Statfjord and Draugen oil fields. Total crude oil production from the Alba Field averaged 81,000 barrels per day in 1998. Chevron's equity was reduced from 33.17 percent to 21.17 percent following an asset swap with Statoil in early

1998 for a 7.56 percent equity interest in the Draugen Field in the Norwegian North Sea and an interest in five Norwegian exploration blocks. The Alba Phase II development continued in 1998 with the completion of facility modifications, which increase both oil and gross fluids handling capacity. The Alba Phase II development project will enable development of the southern area reserves by using the existing Alba Northern Platform. A new gas pipeline was laid in 1998 from Alba to the nearby Britannia Platform to optimize use of gas resources. This pipeline, commissioned in early 1999, initially provides a disposal route for Alba's surplus gas, significantly reducing the amount of gas being flared, and in later years will provide a secure source of fuel gas to support Alba's power requirements. First gas was produced from the Britannia Field in August 1998. At peak demand, the field can produce 740 million cubic feet of gas per day and in excess of 50,000 barrels per day of condensate. Chevron has a 30.2 percent interest in Britannia and shares operatorship with Conoco. Chevron also has a 19.42 percent interest in the Clair Field, located west of the Shetland Islands.

In Canada, the company continued to aggressively grow its position in east coast offshore acreage, while maintaining focus on core areas in western Canada. Offshore Newfoundland, the Hibernia Development Project, in which Chevron holds a 26.9 percent interest, successfully completed the first full year of production, averaging 65,000 barrels of oil per day, with peaks over 100,000 barrels per day by year-end 1998. Additional development drilling and gas injection is expected to increase production to 150,000 barrels per day in 1999. Future Hibernia development also includes the Avalon reservoir and its 2 billion barrels of oil in place. In October 1998, the 1.5 million-barrel Newfoundland transshipment facility became operational, receiving the first shipment of Hibernia crude. Chevron has a 30 percent interest in the facility, which will help lower the cost of moving offshore Newfoundland crude oil to world markets. The facility is designed for expansion to accommodate future developments. In 1998, Chevron's operations in western Canada produced 43,600 barrels per day of crude oil and natural gas liquids, and 185 million cubic feet of natural gas per day.

In Venezuela, Chevron, as operator, and Maraven S.A., a subsidiary of Petroleos de Venezuela (PDVSA), are in an alliance in the Boscan oil field. The alliance was formed to further develop the Boscan Field and to provide heavy crude oil to Chevron in the United States through several independent supply arrangements. Under an operating services agreement, Chevron receives operating expense reimbursement and capital recovery, plus interest and an incentive fee. At year-end 1998, Boscan was producing 105,000 barrels per day. Current plans call for production to increase to 115,000 barrels per day in 1999; however, production at the field is currently subject to an OPEC curtailment and may average a lower rate for the year if the curtailment is extended. Because of specific contract provisions in the Boscan Field Operating Services Agreement, production and reserves for this field are not included in the company's reported production and reserve quantities. In 1997, a consortium consisting of Chevron, Statoil, Arco, and Phillips, with Chevron as operator, successfully bid to operate the LL-652 Field located in the northeast section of Lake Maracaibo under a 20-year agreement between the consortium and PDVSA. Chevron took over the LL-652 operation in May 1998. The LL-652 oil field is estimated to contain recoverable reserves exceeding 500 million barrels. During 1998, the consortium started fabrication of central processing facilities (water injection platforms, gas compression platform and production platform) and two satellite wellhead structures. Incremental production will start in mid-1999. The objective for LL-652 is to increase production to 115,000 barrels of oil per day by 2007 and to recover the estimated reserves over the life of the operating agreement. In 1998, EPIC, a Venezuelan state-sponsored mutual fund, exercised its option to participate as a 10 percent partner in LL-652 reducing Chevron's and Statoil's equity interests to 27 percent each, and Arco and Phillips to 18 percent each.

In Australia, in the NWS project, a major refit of the Cossack Pioneer floating production vessel during early 1999 is expected to increase Wanaea/Cossack crude oil production capacity by over 20 percent and liquid petroleum gas production capacity by over 50 percent starting in mid-1999. Planning for the proposed expansion of the NWS project to handle its significant uncommitted gas reserves continued to move forward during 1998, despite the Asian economic downturn. The Asian markets provide a primary outlet for the gas production from the NWS project. However, the uncertain timing of an economic recovery in some Asian markets may cause a review of the current expansion timetable. WAPET development activities continued in 1998 with projects designed to significantly increase Barrow Island water injection and to increase crude oil production. The partners in the WAPET-operated assets continued to evaluate options for the commercial development of the Gorgon and Chrysaor gas fields as liquefied natural gas and domestic gas projects.

In Papua New Guinea (PNG), Chevron (with an average 15 percent interest) and its partners completed construction of production facilities associated with the Gobe Petroleum Development Project in 1998. First oil production from Gobe Main and South East Gobe occurred in March and April 1998, respectively. Peak production of 45,000 barrels per day is expected in the second quarter 1999. Evaluation of the Moran Central oil discovery continued in 1998 with the completion of a successful third well and a successful two-mile step-out to the northwest into Petroleum Prospecting License (PPL) -138, operated by Esso. Extended well test production in Moran Central began in 1998. Production of 20,000 barrels per day in Moran Central is anticipated in 1999. Completion of full field development is anticipated in 2000. During 1998, Chevron continued to pursue the PNG to Queensland, Australia, Gas Pipeline Project, which would permit commercialization of PNG natural gas reserves and the recovery of substantial quantities of LPG's. A decision on the viability of the project is expected in 1999.

           Petroleum - Natural Gas Liquids

Chevron's total third-party natural gas liquids sales volumes over the last three years are reported in the following table:


                       Natural Gas Liquids Sales Volumes
                         (Thousands of barrels per day)

                                          1998     1997    1996
                                        -------   ------  ------

    United States - Warren(1)                 -        -     139
    United States - Other                    63       64      25
                                        -------  -------  ------
    Total United States                      63       64     164
    Canada                                   26       30      27

    Other International                       7       13       9
                                        -------  -------  ------

    Total Consolidated Companies             96      107     200
                                        -------  -------  ------

    Share of Dynegy Affiliate                87       95      23
                                        -------  -------  ------
    Total including Affiliate               183      202     223
                                        =======  =======  ======

(1) On September 1, 1996, the operations of Warren Petroleum were merged with Dynegy Inc.


The company sells natural gas liquids from its producing operations under a variety of contractual arrangements. In the United States, the majority of sales are to the company's Dynegy Inc. (formerly NGC) affiliate, in which it has a 28 percent equity interest. Dynegy and Chevron have entered into long-term strategic alliances whereby Dynegy purchases substantially all natural gas and natural gas liquids produced by Chevron in the United States, excluding Alaska, and supplies natural gas and natural gas liquids feedstocks to Chevron's U.S. refineries and chemical plants. Outside the United States, significant natural gas liquids sales take place in the company's Canadian upstream operations, with lower sales levels in Africa, Australia and Europe. In 1998, U.S. sales volumes, including the company's share of Dynegy sales, comprised about 70 percent of the company's total worldwide natural gas liquids sales volume.

       Petroleum - Reserves and Contract Obligations

Table IV on pages FS-35 and FS-36 of this Annual Report on Form 10-K sets forth the company's net proved oil and gas reserves, by geographic area, as of December 31, 1998, 1997, and 1996. During 1998, the company filed estimates of oil and gas reserves with the Department of Energy, Energy Information Agency. Those estimates were consistent with the reserve data reported on page FS-36 of this Annual Report on Form 10-K.

The company sells gas from its producing operations under a variety of contractual arrangements. Most contracts generally commit the company to sell quantities based on production from specified properties but certain gas sales contracts specify delivery of fixed and determinable quantities. In the United States, the company is obligated to sell substantially all of the natural gas produced and owned or controlled by the company in the lower 48 states to Dynegy. Outside the United States, the company is contractually committed to deliver approximately 520 billion cubic feet of natural gas through 2020 and 60 billion cubic feet of natural gas through 2001 from Australian and U.K. reserves, respectively. The company believes it can satisfy these contracts from quantities available from production of the company's proved developed Australian and U.K. natural gas reserves.

       Petroleum - Refining

The daily refinery inputs over the last three years for the company's and its Caltex affiliate's refineries are shown in the following table:


                             Petroleum Refineries: Locations, Capacities And Inputs
                          (Inputs and Capacities are in Thousands of Barrels Per Day)

                                                         December 31, 1998
                                                        -------------------
                                                                                        Refinery Inputs
                                                                   Operable      ---------------------------
                     Locations                          Number     Capacity       1998       1997       1996
---------------------------------------------------     ------     --------      ------     ------    ------
Pascagoula,                  Mississippi                   1            295         246        312       313
El Segundo,                  California                    1            260         219        203       223
Richmond,                    California                    1            225         201        220       220
El Paso,(1)                  Texas                         1             65          62         60        60
Honolulu,                    Hawaii                        1             54          49         53        54
Salt Lake City,              Utah                          1             45          40         41        40
Other(2)                                                   3            102          52         44        41
                                                         ---         ------      ------     ------    ------
Total United States                                        9          1,046         869        933       951
                                                         ---         ------      ------     ------    ------
Burnaby, B.C.,               Canada                        1             50          50         48        48

Milford Haven, Wales,(3)     United Kingdom                -              -           -        101       117
                                                         ---         ------      ------     ------    ------
Total International                                        1             50          50        149       165
                                                         ---         ------      ------     ------    ------
Total Consolidated Companies                              10          1,096         918      1,082     1,116
Equity in Caltex Affiliate   Various Locations            13            489         425        416       372
                                                         ---         ------      ------     ------    ------
Total Including Affiliate                                 23          1,585       1,343      1,498     1,488
                                                         ===         ======      ======     ======    ======

(1)  Capacity and input amounts for El Paso represent Chevron's share.

(2) Refineries in Perth Amboy, New Jersey; Portland, Oregon; and Richmond Beach, Washington, which are primarily asphalt plants.

(3)  Ceased processing operations December, 1997.


Based on refinery statistics published in the December 21, 1998, issue of The Oil and Gas Journal, Chevron had the second largest U.S. refining capacity and ranked number 11 in worldwide refining capacity, including its share of Caltex's refining capacity. The company's 50 percent owned Caltex Corporation affiliate owned or had interests in 13 operating refineries: Japan (2), Australia (2), Thailand (2), Korea, the Philippines, New Zealand, Singapore, Pakistan, Kenya and South Africa.

Distillation operating capacity utilization, adjusted for sales and closures, in 1998 averaged 83 percent in the United States (including asphalt plants) and 84 percent worldwide (including affiliate), compared with 89 percent in the United States and 91 percent worldwide in 1997. Chevron's capacity utilization at its U.S. fuels refineries averaged 86 percent in 1998, down from 94 percent in 1997. Chevron's capacity utilization of its U.S. cracking and coking facilities, which are the primary facilities used to convert heavier products to gasoline and other light products, averaged 75 percent in 1998, down from 80 percent in 1997. The company's Pascagoula, Mississippi refinery was closed for nearly all of the 1998 fourth quarter following flooding caused by Hurricane Georges. The company processed imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for 53 percent of Chevron's U.S. refinery inputs in 1998.

       Petroleum - Refined Products Marketing

Product Sales: The company and its Caltex Corporation affiliate market petroleum products throughout much of the world. The principal trademarks for identifying these products are "Chevron," "Gulf" (principally in the United Kingdom prior to the December 1997 disposition of that business) and "Caltex."

The following table shows the company's and its affiliate's refined product sales volumes, excluding intercompany sales, over the past three years.


                         Refined Products Sales Volumes
                         (Thousands of Barrels Per Day)

                                      1998       1997       1996
                                    ---------  ---------  --------
  United States
     Gasolines                            653        591       556
     Jet Fuel                             247        249       255
     Gas Oils and Kerosene                198        204       186
     Residual Fuel Oil                     56         60        39
     Other Petroleum Products(1)           89         89        86
                                    ---------  ---------  --------
      Total United States               1,243      1,193     1,122
                                    ---------  ---------  --------

  International
     United Kingdom(2)                      3        103       110
     Canada                                58         61        60
     Other International                  127        145       180
                                    ---------  ---------  --------
     Total International                  188        309       350
                                    ---------  ---------  --------

     Total Consolidated Companies       1,431      1,502     1,472
     Chevron's Share in Affiliate         597        577       594
                                    ---------  ---------  --------
     Total Including Affiliate          2,028      2,079     2,066
                                    =========  =========  ========

(1)  Principally naphtha, lubes, asphalt and coke.
(2)  Retail marketing assets in the United Kingdom were sold in December
     1997


The company's Canadian sales volumes consist of refined product sales in British Columbia and Alberta by the company's Chevron Canada Limited subsidiary. The 1998 volumes reported for "Other International" relate to international sales of aviation and marine fuels, lubricants, gas oils and other refined products, primarily in Latin America, Asia and Europe. The equity in affiliate's sales consists of the company's interest in Caltex Corporation, which maintains an interest in about 8,000 service stations (of which about 4,700 are branded Caltex) operating in more than 60 countries in the Asia-Pacific region, Africa and the Middle East.

Retail Outlets: In the United States, the company supplies, directly or through jobbers, more than 7,900 motor vehicle retail outlets, of which more than 1,600 are company-owned or -leased motor vehicle stations, and about 560 aircraft and marine retail outlets. The company's gasoline market area is concentrated in the southern, southwestern and western states. According to the Lundberg Share of Market Report, Chevron ranks among the top three gasoline marketers in 14 states, and is the top marketer of aviation fuel in the western United States.

Convenience store sales are an area of growth and opportunity for the company. In 1998, the company increased the number of convenience stores in the United States by ten percent to nearly 700 stores and experienced an overall company-operated sales growth of over 30 percent.

In 1998, Chevron continued to implement an alliance with McDonald's to develop a network of retail sites that combine Chevron stations and convenience stores with McDonald's restaurants in 12 western and southwestern states. As of year-end 1998, the two companies operated over 100 sites together in these states.

Internationally, the company's branded products are sold in 191 stations (all owned or leased) in British Columbia, Canada. The company also has interests in three service stations in the Caspian Sea region, which sell products under the Chevron brand.

       Petroleum - Transportation

Tankers: Chevron's controlled seagoing fleet at December 31, 1998, is summarized in the following table. All controlled tankers were utilized in 1998. In addition, at any given time, the company has 25 to 35 vessels under charter on a term or voyage basis.



                     Controlled Tankers At December 31, 1998

                                 U.S. Flag                            Foreign Flag
                        --------------------------------     -------------------------------
                                       Cargo Capacity                    Cargo Capacity
                         Number     (Millions of Barrels)     Number   (Millions of Barrels)
                        -------     --------------------     -------   ---------------------
 Owned                     2                  0.8               20               19.5
 Bareboat Charter          2                  0.5               10               14.7
 Time-Charter              -                    -                1                0.5
                        -------             -----            -------            -----
    Total                  4                  1.3               31               34.7
                        =======             =====            =======            =====


Federal law requires that cargo transported between U.S. ports be carried in ships built and registered in the United States, owned and operated by U.S. entities and manned by U.S. crews. At year-end 1998, the company's U.S. flag fleet was engaged primarily in transporting crude oil from Alaska and California terminals to refineries on the West Coast and Hawaii, refined products between the Gulf Coast and East Coast, and refined products from California refineries to terminals on the West Coast, Alaska and Hawaii.

At year-end 1998, two of the company's controlled international flag vessels were assigned for use as floating storage vessels. One of these vessels was in dry-dock for periodic overhaul. The remaining international flag vessels were engaged primarily in transporting crude oil from the Middle East, Indonesia, Mexico and West Africa to ports in the United States, Europe, and Asia. Refined products also were transported by tanker worldwide.

During 1998, the company completed the sale of one domestic tanker. Additionally, in 1998 the company took delivery of one new 304,000 deadweight ton, double-hull tanker, which it will operate under bareboat charter. The tanker is the first in a series of four new double-hull tankers being built in Korea. The second tanker was delivered in March 1999. The next vessel is expected to be delivered later in 1999 and the last one in early 2000. Chevron will operate these tankers under long-term bareboat charters.

The Federal Oil Pollution Act of 1990 (OPA) created federal authority to direct private responses to oil spills, to improve preparedness and response capabilities, and to impose monetary damages on those who spill for all damages, including environmental restoration and loss of use of the resources during restoration. Under OPA, owners or operators of vessels operating in U.S. waters or transferring cargo in waters within the U.S. Exclusive Economic Zone are required to possess a Certificate of Financial Responsibility for each of these vessels. The U.S. Coast Guard issues the Certificate after the owner or operator has demonstrated the ability to meet Coast Guard guidelines for financial responsibility in the case of an oil spill. OPA also requires the scheduled phase-out, by year-end 2010, of all single hull tankers trading to U.S. ports or transferring cargo in waters within the U.S. Exclusive Economic Zone. This has resulted in the utilization of more costly double-hull tankers. By 2000, Chevron will be operating a total of 14 double hull tankers. A separate single hull phase-out schedule under the International Maritime Organization's Regulation 13 is leading to the utilization of more costly double-hull tankers in all other parts of the world. Chevron has been actively involved in the Marine Preservation Association, a non-profit organization that funds the Marine Spill Response Corporation (MSRC). MSRC owns the largest inventory of oil spill response equipment in the nation and operates five strategically located U.S. coastal regional centers. In addition, the company is a member of many oil-spill response cooperatives in areas in which it operates around the world.


Pipelines: Chevron owns and operates an extensive system of crude oil, refined products, chemicals, natural gas liquids and natural gas pipelines in the United States. The company also has direct or indirect interests in other U.S. and international pipelines. The company's ownership interests in pipelines are summarized in the following table:


                   Pipeline Mileage At December 31, 1998

                                  Wholly         Partially
                                  Owned           Owned(1)        Total
                                 ---------       ---------       --------
United States:
    Crude oil(2)                     3,651             445          4,096
    Natural gas                        477             165            642
    Petroleum products               2,090           2,621          4,711
                                 ---------       ---------       --------
    Total United States              6,218           3,231          9,449
                                 ---------       ---------       --------
International:
    Crude oil                            -           1,038          1,038
    Natural gas                          -             275            275
    Petroleum products                   -             720            720
                                 ---------       ---------       --------
    Total International                  -           2,033          2,033
                                 ---------       ---------       --------
Worldwide                            6,218           5,264         11,482
                                 =========       =========       ========

(1)Reflects equity interest in lines, except Dynegy Inc..
(2)Includes gathering lines related to the transportation function. Excludes gathering lines related to the U.S. production function.


       Chemicals

The company's chemicals operations manufacture and market petrochemicals and petrochemical-based products for industrial use and chemical additives for fuels and lubricants. At year-end 1998, Chevron owned and operated 15 U.S. manufacturing facilities in nine states, owned manufacturing facilities in Brazil, France and Mexico, and owned a majority interest in a manufacturing facility in Japan. The principal U.S. plants are located at Cedar Bayou, Orange and Port Arthur, Texas; St. James and Belle Chasse, Louisiana; Marietta, Ohio; Pascagoula, Mississippi; and Richmond, California.

During 1998, the company completed plant expansions to increase paraxylene production at Pascagoula, Mississippi and ethylene production at Cedar Bayou, Texas. Planned expansions to polyethylene capacity at Orange, Texas and an ethylbenzene project at Pascagoula, Mississippi are expected to be completed in 1999. These expansions are intended to position the company to take advantage of future demand anticipated with the next upturn in the chemicals industry as well as to further reduce unit operating costs.

In 1998, Chevron completed construction of a fuel and lube oil additives manufacturing facility in Singapore, which began commercial production in January 1999. The plant has an annual capacity of approximately 100,000 metric tons of additives. In Saudi Arabia, the company and its joint venture partner, the Saudi Industrial Venture Capital Group, neared completion of a petrochemicals complex expected to produce annually approximately 480,000 tons of benzene, using the company's proprietary Aromax technology, and 220,000 tons of cyclohexane. This facility is expected to begin commercial operation in mid-1999. The company also broke ground on a 100,000 tons per year polystyrene plant in China. This plant, scheduled to begin production in early 2000, will represent the company's entry into the chemicals business in China.

The following table shows 1998 revenues and the number of owned or majority owned chemicals manufacturing facilities and combined operating capacities as of December 31, 1998.


                             Chemicals Operations

                                                                  1998
                                     Annual         --------------------------------
                 Manufacturing      Capacity         Production           Revenue*
                  Facilities      (million lbs.)    (million lbs)      ($ Millions)
               ----------------   --------------    -------------      -------------
U.S.                   15             16,032              13,211             $2,591

International           4                701                 521                625
                        -            -------        ------------       -------------
Total                  19             16,733              13,732             $3,216
                       ==            =======        ============       =============

*Excludes intercompany sales.



       Coal and Other Minerals

Coal: The company's wholly owned coal mining and marketing subsidiary, The Pittsburg and Midway Coal Mining Co. (P&M), owned four surface and two underground mines at year-end 1998. Two of the mines are located in New Mexico and one each in Wyoming, Alabama, Texas and Kentucky. All mines were operating at year-end 1998 with the exception of the Sebree mine in Kentucky, which was idled in November 1998. In 1998, P&M acquired the Farco Mine and associated port facilities in Texas. P&M also owns a 29.8 percent interest in Inter-American Coal Holding N.V., which has interests in mining operations in Venezuela. P&M also owned a 33 percent interest in the Black Beauty Coal Company, whose principal operations are in Indiana and Illinois. Sales and other operating revenues from P&M in 1998 were $402 million, an increase of 12 percent from 1997.

All of the company's coal assets were offered for sale in the third quarter 1998. In March 1999, P&M sold its interest in the Black Beauty Coal Company and expects to record a gain in the first quarter 1999. The company's remaining coal assets were still held for sale in late March 1999.


       Research and Environmental Protection

Research: The company's principal research laboratories are at Richmond and La Habra, California, and Houston, Texas. In February 1999, the company announced its intention to relocate the activities carried out at La Habra, primarily to the San Francisco Bay Area, California, commencing in the second quarter 1999. The Richmond facility engages in research on new and improved refinery processes, develops petroleum and chemicals products, and provides technical services for the company and its customers. The La Habra and Houston facilities conduct research and provide technical support in geology, geophysics and other exploration sciences, as well as oil production methods such as hydraulics, assisted recovery programs and drilling, including offshore drilling. Employees in subsidiaries engaged primarily in research activities at year-end 1998 numbered more than 1,000, with approximately 500 additional employees working on research activities in the company's other operating units.

Chevron's research and development expenses were $187 million, $179 million and $182 million for the years 1998, 1997 and 1996, respectively.

Licenses under the company's patents are generally made available to others in the petroleum and chemicals industries, but the company's business is not dependent upon licensing patents.

Environmental Protection: One of Chevron's goals is to be recognized worldwide for environmental protection excellence, and commitment to the environment remains an integral part of the company's business philosophy. In 1992, Chevron established a systematic approach for improving health, safety and environmental performance. The program is called "Protecting People and the Environment" and applies to operations worldwide. The program defines 10 categories of performance, supported by 102 specific management practices, which have been integrated into local management systems. In 1997, the company published a report called "Protecting People and the Environment - A Report on Chevron's Practices and Performance," which summarizes the company's health, environmental and safety practices and performance.

Virtually all aspects of the company's businesses are subject to various federal, state and local environmental, health and safety laws and regulations. These regulatory requirements continue to change and increase in both number and complexity, and govern not only the manner in which the company conducts its operations, but also the products it sells. Chevron expects more environmental-related regulations in the countries where it has operations. Most of the costs of complying with the myriad laws and regulations pertaining to its operations are embedded in the normal costs of conducting its business. In the United States, the company expects the enactment of additional federal and state regulations addressing the issue of waste management and disposal and effluent emission limitations for offshore oil and gas operations. While the costs of operating in an environmentally responsible manner and complying with existing and anticipated environmental legislation and regulations, including loss contingencies for prior operations, are expected to be significant, the company does not believe that such costs have had, or will have, a material impact on its consolidated financial position, its liquidity, or its competitive position relative to other domestic or international petroleum or chemicals concerns.

In California, the company uses the chemical MTBE to meet the federal and state regulations requiring oxygenation of gasoline. There is currently an ongoing public debate concerning the industry's use of MTBE and its potential environmental impact through seepage into drinking water wells. On March 25, 1999, the Governor of California ordered a phase out of the use of MTBE in gasoline sold in California, to be completed by December 31, 2002. Chevron's ultimate exposure related to this issue will depend on the nature of any increased regulations, the availability and costs of alternate formulations, and it's ability to recover any additional costs of production through prices charged to its customers.

In 1998, the company's U.S. capitalized environmental expenditures were $192 million, representing approximately seven percent of the company's total consolidated U.S. capital and exploratory expenditures. The company's U.S. capitalized environmental expenditures were $177 million and $157 million in 1997 and 1996, respectively. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities. The expenditures are predominantly in the petroleum segment and relate mostly to air and water quality projects and activities at the company's refineries, oil and gas producing facilities and marketing facilities. For 1999, the company estimates U.S. capital expenditures for environmental control facilities will be approximately $212 million. The future annual capital costs of fulfilling this commitment are uncertain, but are expected to remain close to the estimated 1999 levels.

Under provisions of state and federal Superfund laws, Chevron has been designated as a potentially responsible party (PRP) for remediation at 289 hazardous waste sites. Since remediation costs will vary from site to site as will the company's share of responsibility for each site, the number of sites in which the company has been identified as a PRP should not be used as a relevant measure of total liability. No single site is expected to result in a material liability for the company. At year-end 1998, the company's environmental remediation reserve related to Superfund sites amounted to $48 million. Forecasted expenditures for the largest of these sites, located in Texas, amounts to approximately 19 percent of the reserve.

The company's 1998 environmental expenditures, remediation provisions and year-end environmental reserves are discussed on pages FS-5 and FS-6 of this Annual Report on Form 10-K. These pages also contain additional discussion of the company's liabilities and exposure under Superfund laws and additional discussion of the effects of the Clean Air Act Amendments of 1990.

Item 2. Properties

The location and character of the company's oil, natural gas and coal properties and its refining, marketing, transportation and chemicals facilities are described above under Item 1. Business. Information in response to the Securities Exchange Act Industry Guide No. 2 ("Disclosure of Oil and Gas Operations") is also contained in Item 1 and in Tables I through VI on pages FS-32 to FS-37 of this Annual Report on Form 10-K. Note 13, "Properties, Plant and Equipment," to the company's financial statements contained on page FS-25 of this Annual Report on Form 10-K presents information on the company's gross and net properties, plant and equipment, and related additions and depreciation expense, by geographic area and operating segment for 1998, 1997 and 1996.

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

On August 14, 1996, Gulf appealed from the judgment. On December 31, 1996, the Oklahoma Supreme Court granted the parties' motion to retain the appeal for decision, rather than having it transferred to the Oklahoma Court of Appeals. Gulf filed its opening brief on March 12, 1997; Cities filed its answering brief on June 23, 1997 and Gulf filed its reply brief on August 4, 1997. On March 2, 1999, the Oklahoma Supreme Court affirmed the judgment against Gulf, and on March 22, 1999 Gulf filed a petition for rehearing in the Oklahoma Supreme Court.

B.       El Segundo Refinery - Local Air District Rules.
In 1998, the United States Environmental Protection Agency issued a Notice of Violation to the company alleging violations of a local air district rule at the company's El Segundo refinery. The case has been referred to the Department of Justice, but discovery has been stayed while the parties seek to negotiate a settlement. Civil penalties are expected to exceed $100,000.

C.       El Paso Refinery - Generation of Benzene.
In 1998, the Texas National Resource Conservation Commission proposed that the company accept an administrative penalty of $550,000 for alleged violations of Texas State Law requiring an accurate determination of the quantities of benzene generated at the company's El Paso refinery for the years 1993 through 1996, and for allegedly failing to install required benzene waste control equipment on a timely basis. The company disputes these charges.

Other previously reported legal proceedings have been settled, not pursued, or the issues resolved so as not to merit further reporting.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                Executive Officers of the Registrant at March 1, 1999

   Name and Age   Executive Office Held          Major Area of Responsibility

K.T. Derr      62 Chairman of the Board since    Chief Executive Officer
                  1989
                  Director since 1981
                  Executive Committee Member
                  since 1986

D.J. O'Reilly  52 Vice-Chairman of the Board     Worldwide Exploration and
                  since 1998                     Production Activities, Human
                  Director since 1998            Resources
                  Executive Committee Member
                  since 1994

J.N. Sullivan  61 Vice-Chairman of the Board     Worldwide Refining,Marketing
                  since 1989                     and Transportation Activities,
                  Director since 1988            Chemicals, Real Estate,
                  Executive Committee Member     Environmental, Coal,
                  since 1986                     Administrative Services,
                                                 Aircraft Services



H.D. Hinman    58 Vice-President and General     Law
                  Counsel since 1993
                  Executive Committee Member
                  since 1993

M.R. Klitten   54 Vice-President and Chief       Finance
                  Financial Officer
                  since 1989
                  Executive Committee Member
                  since 1989

R.H. Matzke    62 Vice-President since 1990      Overseas Exploration and
                  Director since 1997            Production
                  President of Chevron Overseas
                  Petroleum Inc.since 1989
                  Executive Committee Member
                  since 1993

D.W. Callahan  56 Vice-President since 1999      Chemicals
                  President of Chevron Chemical
                  Company since 1999
                  Executive Committee Member
                  since 1999

P.J. Robertson 52 Vice-President since 1994      North American Exploration and
                  President of Chevron U.S.A.    Production,Natural Gas Liquids
                  Production Company
                  since 1997
                  Executive Committee Member
                  since 1997

P.A. Woertz    45 Vice-President since 1998      U.S. Refining, Marketing,
                  President of Chevron Products Logistics and Trading Company since 1998
                  Executive Committee Member
                  since 1998

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

D.W. Callahan  - Senior Vice President, Chevron Chemical Company - 1991
               - President, Chevron Chemical Company - 1999

D.J. O'Reilly  - Vice-President for Strategic Planning and Quality,
                 Chevron Corporation - 1991
               - Vice-President, Chevron Corporation and
                 President, Chevron U.S.A. Products Company - 1994
               - Vice-Chairman of the Board - 1998

P.J. Robertson - President of Warren Petroleum Company - 1991
               - Vice-President for Strategic Planning and Quality,
                 Chevron Corporation - 1994
               - Executive Vice-President of Chevron U.S.A.
                 Production Company - 1996
               - Vice-President, Chevron Corporation and
                 President of Chevron U.S.A. Production Company - 1997

P.A. Woertz    - President, Chevron Canada Ltd. - 1993
               - President, Chevron International Oil Company - 1996
               - Vice President, Logistics and Trading,
                 Chevron Products Company - 1996
               - President, Chevron Products Company - 1998



                                     PART II

Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters

The information on Chevron's common stock market prices, dividends, principal exchanges on which the stock is traded and number of stockholders of record is contained in the Quarterly Results and Stock Market Data tabulations, on page FS-13 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected financial data for years 1994 through 1998 are presented on page FS-38 of this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information on Directors appearing on pages 5 through 8 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1999, is incorporated herein by reference in this Annual Report on Form 10-K. See Executive Officers of the Registrant on pages 24 and 25 of this Annual Report on Form 10-K for information about executive officers of the company.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained on page 13 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1999 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference in this Annual Report on Form 10-K. Chevron believes all filing requirements were complied with during 1998.

Item 11. Executive Compensation

The information on pages 14 through 21 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1999, is incorporated herein by reference in this Annual Report on Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information on page 13 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 1999 appearing under the heading "Directors' and Executive Officers' Stock Ownership," is incorporated herein by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

There were no relationships or related transactions requiring disclosure under
Item 404 of Regulation S-K.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

  (1) Financial Statements:                                           Page (s)

        Report of Independent Accountants                               FS-14

        Consolidated Statement of Income
          for the three years ended December 31, 1998                   FS-14

        Consolidated Statement of Comprehensive Income
         for the three years ended December 31, 1998                    FS-14

        Consolidated Balance Sheet at December 31,
          1998 and 1997                                                 FS-15

        Consolidated Statement of Cash Flows
          for the three years ended December 31, 1998                   FS-16

        Consolidated Statement of Stockholders' Equity
          for the three years ended December 31, 1998                   FS-17

        Notes to Consolidated Financial Statements             FS-18 to FS-31

  (2) Financial Statement Schedules:

        Caltex Group of Companies Combined
          Financial Statements                                    C-1 to C-27

       The Combined Financial Statements of the Caltex Group of Companies are filed as part of this report. All schedules are omitted because they are not applicable or the required information is included in the combined financial statements or notes thereto.

  (3) Exhibits:

       The Exhibit Index on pages 29 and 30 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

(b) Reports on Form 8-K:

  (1) A Current Report on Form 8-K, dated November 23, 1998, was filed by the company on November 25, 1998. In this report, Chevron announced a new Stockholder Rights Agreement and an associated rights dividend payable on shares of Chevron's Common Stock.

  (2) A Current Report on Form 8-K, dated January 26, 1999, was filed by the company on January 26, 1999. In this report Chevron announced its preliminary, unaudited earnings for the year ended December 31, 1998.

  (3) A Current Report on Form 8-K, dated February 2, 1999, was filed by the company on February 2, 1999. In this report Chevron filed consents of Independent Accountants.

  (4) A Current Report on Form 8-K dated March 8, 1999, was filed by the company on March 8, 1999. In this report Chevron announced its revised earnings for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 1999.

                               Chevron Corporation

                               By   KENNETH T. DERR*
                                    --------------------------------------
                                    Kenneth T. Derr, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 1999.

Principal Executive Officers (And Directors)         Directors


            KENNETH T. DERR*                          SAMUEL H. ARMACOST*
  ---------------------------------------------      -------------------------
  Kenneth T. Derr, Chairman of the Board              Samuel H. Armacost

            JAMES N. SULLIVAN*                             SAM GINN *
  ---------------------------------------------      -------------------------
  James N. Sullivan, Vice-Chairman of the Board            Sam Ginn

            DAVID J. O'REILLY*                        CARLA A. HILLS*
  ---------------------------------------------      -------------------------
  David J. O'Reilly, Vice-Chairman of the Board       Carla A. Hills

                                                      J. BENNETT JOHNSTON*
                                                     -------------------------
                                                      J. Bennett Johnston

                                                      RICHARD H. MATZKE*
                                                     -------------------------
Principal Financial Officer                           Richard H. Matzke

            MARTIN R. KLITTEN*                        CHARLES M. PIGOTT*
  ---------------------------------------------      -------------------------
     Martin R. Klitten, Vice-President                Charles M. Pigott
        and Chief Financial Officer
                                                      CONDOLEEZZA RICE*
                                                     -------------------------
Principal Accounting Officer                          Condoleezza Rice

            STEPHEN J. CROWE*                         FRANK A. SHRONTZ*
  ---------------------------------------------      -------------------------
     Stephen J. Crowe, Comptroller                    Frank A. Shrontz

                                                      CHANG-LIN TIEN *
                                                     -------------------------
                                                      Chang-Lin Tien

                                                      GEORGE H. WEYERHAEUSER *
                                                     -------------------------
                                                      George H. Weyerhaeuser

*By:         /s/   LYDIA I. BEEBE                     JOHN A. YOUNG*
      ------------------------------------------     -------------------------
           Lydia I. Beebe, Attorney-in-Fact           John A. Young

                                  EXHIBIT INDEX
Exhibit
   No.                             Description
------- ---------------------------------------------------------------------
 3.1 Restated Certificate of Incorporation of Chevron Corporation, dated November 23, 1998.

 3.2    By-Laws of Chevron Corporation, as amended November 23, 1998.

 4.1 Rights Agreement dated as of November 23, 1998, between Chevron Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent, filed as Exhibit 4.1 to Chevron Corporation's Current Report on Form 8-K dated November 23, 1998, and incorporated herein by reference.

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

                                  EXHIBIT INDEX
                                   (continued)

Exhibit
  No.                                                Description

12.1    Computation of Ratio of Earnings to Fixed Charges (page E-1).

21.1    Subsidiaries of Chevron Corporation (page E-2).

23.1    Consent of PricewaterhouseCoopers LLP (page E-3).

23.2    Consent of KPMG LLP (page E-4).

24.1    Powers of Attorney for directors and certain officers of Chevron
 to     Corporation, authorizing the signing of the Annual Report on
24.16   Form 10-K on their behalf.

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

                  INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                Page(s)
                                                                -------------

Management's Discussion and Analysis                            FS-2 to FS-12

Quarterly Results and Stock Market Data                         FS-13

Report of Management                                            FS-13

Consolidated Statement of Income                                FS-14

Consolidated Statement of Comprehensive Income                  FS-14

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

Notes to Consolidated Financial Statements                      FS-18 to FS-31

Supplemental Information on Oil and Gas Producing Activities    FS-32 to FS-37

Five-Year Financial Summary                                     FS-38

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

1998 KEY INDICATORS
-------------------

* Net income of $1.339 billion for 1998 declined 59 percent from 1997's record level
* Average 1998 U.S. crude oil realizations declined 35 percent to $11.42 per barrel, the lowest in 20 years
* Average 1998 U.S. natural gas realizations declined 17 percent to $2.02 per thousand cubic feet
* International liquids production increased for the ninth consecutive year, increasing 7 percent during 1998
* Operating, selling, general and administrative expenses for 1998, excluding special items, declined by $300 million
* Worldwide net oil and gas reserve additions exceeded production for the sixth consecutive year
*    Annual dividends increased for the 11th consecutive year


KEY FINANCIAL RESULTS
---------------------

Millions of dollars,
except per-share amounts               1998        1997        1996
-------------------------------------------------------------------
Sales and
  Other Operating Revenues ...     $ 29,943    $ 40,596    $ 42,782
Net Income ...................     $  1,339    $  3,256    $  2,607
Special (Charges) Credits
Included in Net Income .......     $   (606)   $     76    $    (44)
Per Share:
  Net income  - basic.........     $   2.05    $   4.97    $   3.99
              - diluted ......     $   2.04    $   4.95    $   3.98
Dividends ....................     $   2.44    $   2.28    $   2.08
Return on:
  Average Capital Employed ...         6.7%       15.0%       12.7%
  Average Stockholders' Equity         7.8%       19.7%       17.4%


Chevron's net income for 1998 was $1.339 billion, down 59 percent from record earnings of $3.256 billion in 1997 and down 49 percent from $2.607 billion in 1996. Excluding special items, earnings in 1998 were $1.945 billion, down 39 percent from $3.180 billion in 1997 and down 27 percent from $2.651 billion in 1996. Foreign currency losses were $47 million in 1998, compared with gains of $246 million in 1997 and losses of $26 million in 1996.

Net income for 1998, compared with 1997 and 1996, also included more favorable effects from income tax adjustments, including those resulting from the finalization of the company's 1997 U.S. federal income tax return, larger net gains from property sales and higher proceeds from favorable settlements of insurance and other claims.

Net income for the company's individual business segments is discussed in the Results of Operations section.

NET INCOME BY MAJOR OPERATING AREAS
-----------------------------------
Millions of dollars                                  1998       1997       1996
-------------------------------------------------------------------------------
  Exploration and Production
  United States ...............................   $   365    $ 1,001    $ 1,087
  International ...............................       707      1,252      1,211
-------------------------------------------------------------------------------
  Total Exploration and Production                  1,072      2,253      2,298
-------------------------------------------------------------------------------
  Refining, Marketing and Transportation
  United States ...............................       572        601        193
  International ...............................        28        298        226
-------------------------------------------------------------------------------
  Total Refining, Marketing
  and Transportation ..........................       600        899        419
-------------------------------------------------------------------------------
  Chemicals ...................................       122        228        200
  All Other ...................................      (455)      (124)      (310)
-------------------------------------------------------------------------------
  Net Income ..................................   $ 1,339    $ 3,256    $ 2,607
-------------------------------------------------------------------------------
  Special Items ...............................      (606)        76        (44)
-------------------------------------------------------------------------------
  Net Income, Excluding Special Items .........   $ 1,945    $ 3,180    $ 2,651
===============================================================================

OPERATING ENVIRONMENT AND OUTLOOK.
Crude oil prices fell dramatically during 1997 and 1998, with average prices for 1998 reaching their lowest levels in 20 years. The price of spot West Texas Intermediate (WTI) crude oil averaged $22.15 per barrel for 1996. Prices fell throughout 1997, averaging $20.60 per barrel for the year. The downward price trend continued throughout 1998, with crude oil prices in the $13 to $15 range most of the year. The average spot WTI price for 1998 fell to $14.38 per barrel for the year and $11.28 for the month of December. Prices have not improved significantly in 1999, averaging $12.24 per barrel through February and closing at $13.35 on March 4, 1999. Chevron's U.S. crude oil realizations averaged $11.42 per barrel for 1998, down 35 percent and 39 percent from average realizations for 1997 and 1996, respectively.

A number of factors continue to exert downward pressure on crude oil prices. Worldwide supplies have increased because of start-ups of new producing fields and higher production from existing fields, while the growth in demand has slowed, resulting in an oversupplied world market. In addition, inventories in early 1999 remained high. It is uncertain how long these conditions will continue. The low crude oil prices, if they persist, could hold down the company's revenues and earnings, particularly in the exploration and production (upstream) operations of the company.

The company does not expect significant improvements in the prices for crude oil, natural gas and commodity chemicals in the near term. To help offset the impact from low prices, Chevron intends to reduce its cost structure by an additional $500 million in 1999 while selectively investing in areas that provide the greatest opportunities for growth. During 1999, Chevron intends to focus its capital spending on international exploration and production projects, which the company considers its growth engine for the future. However, timely completion of the planned projects will be dependent upon, among other factors, the ability of our partners, some of which are national petroleum companies, to fund their share of the costs. The company expects to minimize capital spending in the international chemicals and downstream (refining, marketing and transportation) businesses.

Increases in oil and equivalent gas (OEG) production, primarily in the company's international areas such as West Africa, offshore eastern Canada, Indonesia and the U.K. North Sea, have helped to offset partially the effects of low crude oil and natural gas prices. Additional oil and gas production increases are expected in the next few years from developments in West Africa, Hibernia and other prospects offshore eastern Canada, the deep waters of the U.S. Gulf of Mexico, and from continued expansion of production from the Tengiz Field in Kazakhstan.

Chevron's U.S. refining, marketing and transportation business was affected adversely by lower product margins in 1998 and the September hurricane that closed the company's Pascagoula, Mississippi, refinery for most of the 1998 fourth quarter. These factors were offset partially by higher refined products sales volumes and lower operating expenses.

In the international refining, marketing and transportation segment, the company's Caltex affiliate's earnings have been, and will continue to be, affected by the economic slowdown in the Asia-Pacific region and fluctuations in the value of Asian currencies. In western Canada, retail product margins declined in 1998 as a result of increased competition.

A cyclical downturn began in the worldwide chemicals industry in the second half of 1995 and continues into 1999. The company's operating earnings from chemicals operations continued to decline in 1998. Prices of chemicals products remain depressed, reflecting industry overcapacity, stagnant demand - especially in Asia - and increasing inventories.

SIGNIFICANT DEVELOPMENTS.

Chevron's 1998 worldwide net proved barrels of OEG reserves additions exceeded production for the sixth consecutive year. The worldwide net proved OEG reserves replacement was 119 percent for 1998, excluding sales and acquisitions. Worldwide OEG production was up 2 percent in 1998, with international net liquids production increasing 7 percent.

Total liquids production from the Tengiz Field in Kazakhstan in 1998 averaged 188,000 barrels per day (BPD), an increase of 21 percent over 1997 average production of 155,000 BPD. Production from the field averaged 218,000 BPD in December 1998. Chevron operates the facilities at Tengiz for Tengizchevroil, in which the company has a 45 percent ownership interest. Final local government approvals were secured in late 1998, permitting construction to begin in 1999, on the Caspian Pipeline Consortium's (CPC) pipeline that will deliver crude oil from the Tengiz Field to the Black Sea port of Novorossiysk. Chevron has a 15 percent interest in CPC. The completion of this pipeline in 2001 will provide additional transportation outlets for Kazakh crude oil and is critical for future expansion of production capacity at the Tengiz Field.

The daily rate of production at Block 0 in Angola, in which Chevron has a 39 percent interest, reached a record 514,000 BPD in December 1998. New production commenced during the year at the South Nemba and Lomba fields. In deepwater Angola Block 14, in which the company has a 31 percent interest, the third and fourth commercial discoveries were made in 1998. First production in Block 14 is expected by year-end 1999 from the initial phase of the Kuito Field development, while the company prepares its overall Block 14 development plan.

Chevron's share of net liquids production in Nigeria declined slightly to 150,000 BPD in 1998 as a result of OPEC-directed production curtailments. New production began from the Dibi, Gbokoda and Opolo oil fields during the year. In early 1999, the government of Nigeria announced it will fund only a portion of the budgets submitted for oil and gas activities for 1999. New exploration and development projects, as well as ongoing projects, may be delayed as a result of this funding decision.

Offshore eastern Canada, the Hibernia Field completed its first full year of operation. For 1998, production averaged 65,000 BPD, with daily peaks over 100,000 BPD by year-end. After additional development drilling and gas injection, Hibernia peak daily production rates are expected to reach 150,000 BPD in 1999. Chevron holds a 26.9 percent interest in Hibernia.

International average natural gas production increased by about 14 percent in 1998, primarily reflecting increases in the United Kingdom and Nigeria. In August 1998, natural gas production began at the Britannia Field, in which Chevron holds a 30.2 percent interest, in the U.K. North Sea. In December 1998, the field produced over 600 million cubic feet of gas per day and about 45,000 barrels per day of condensate. In Nigeria, Phase 2 of the Escravos Gas Project is under construction. The Escravos Gas Project processes natural gas, which was previously flared into the atmosphere, into liquefied petroleum gas for use in the domestic market and as condensate for export.

The company signed agreements to explore in Qatar and Bahrain during the first quarter of 1998. In the same quarter, production began at the Moran and Gobe fields in Papua New Guinea. In December, Chevron announced it had executed a purchase agreement with Rutherford-Moran Oil Corporation, which owns a 46 percent interest in Block B8/32 in the Gulf of Thailand. This acquisition in Southeast Asia may lead to other investments in the area.

Chevron acquired 66 additional deepwater tracts at U.S. federal lease sales during the year, furthering its intent to be a major participant in the development of the U.S. Gulf of Mexico deep waters. The company's deepwater inventory consisted of 428 tracts at year-end 1998. Construction and installation of production facilities at the company's first deepwater Gulf operation, Genesis, were completed, and production began in January 1999. Chevron is the operator with a 57 percent working interest. Another of the company's deepwater projects, Gemini, is expected to begin production later in 1999.

Chevron completed the sale of platforms Gail and Grace, located in federal waters in the southeast end of the Santa Barbara Channel, and their associated platform-to-shore pipelines in February 1999. In March 1999, the company received approval from its partners to sell its interests in the producing, processing and transportation assets in the Point Arguello area, completing the sale of its entire offshore California operations.

In February 1999, Chevron and a unit of Atlantic Richfield, ARCO Permian, announced an agreement to exclusively pursue a combination of the two companies' oil and gas producing assets in the Permian Basin of West Texas and southeast New Mexico. If a final agreement is reached, ARCO and Chevron will each own 50 percent of a new company to be headquartered in Midland, Texas. The new entity is expected to develop and produce oil and natural gas, and market crude oil, natural gas, natural gas liquids and related products in the Permian Basin. Operations will consist of more than 7,000 wells and 150 fields, representing 600 million barrels of proved reserves and producing over 170,000 BPD of oil equivalents. In addition, the company would produce, transport and market carbon dioxide from assets contributed by ARCO and Chevron in Colorado.

Chevron Chemical Company began commercial production in January 1999 at its new $215 million Singapore plant, the largest fuel and lubricating additives manufacturing plant in Asia. The plant will manufacture 26 additive components from over 40 different raw materials and make more than 150 additive package blends tailored to customer needs. The company expects to begin commercial sales from the Singapore plant in March 1999.

On January 1, 1999, 11 of the 15 member countries of the European Union began converting to the "euro" by establishing fixed conversion rates between their existing sovereign currencies and the euro. Chevron has evaluated the impact of the conversion of the euro and has concluded that, based on the company's current level of activity, the conversion will not have a material impact on its business or financial condition.

YEAR 2000 PROBLEM.

The Year 2000 problem is the result of computer systems and other equipment with embedded chips or processors using two digits, rather than four, to define a specific year and potentially being unable to process accurately certain data before, during or after 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

Chevron has established a corporate-level Year 2000 project team to coordinate the efforts of teams in the company's operating units and corporate departments to address the Year 2000 issue in three major areas: information technology, embedded systems and supply chain. Information technology includes the computer hardware, systems and software used throughout the company's facilities. Embedded systems exist in automated equipment and associated software, which are used in the company's exploration and production facilities, refineries, transportation operations, chemical plants and other business operations. Supply chain includes the third parties with whom Chevron conducts business. The company also is monitoring the Year 2000 efforts of its equity affiliates and joint-venture partners. Progress reports on the Year 2000 project are presented regularly to the company's senior management and periodically to the Board Audit Committee.

The company is addressing the Year 2000 issue in three overlapping phases: (1) the identification and assessment of all critical equipment, software systems and business relationships that may require modification or replacement prior to 2000; (2) the resolution of critical items through remediation and testing of modifications, replacement, or development of alternative business processes; and (3) the development of contingency and business continuation plans for critical items to mitigate any disruptions to the company's operations.

Chevron intends to address all critical items prior to 2000. Phase 1 - identification and assessment - is essentially complete. The company estimates that at December 31, 1998, it had completed approximately 30 percent of Phase 2 activities. Phase 2 is expected to be about 75 percent complete by the end of the second quarter 1999 and essentially finished by the end of the third quarter 1999. Phase 3 is also scheduled for completion at the end of the third quarter.

The company is using a risk-based analysis of its operations to identify those items deemed to be "mission critical," defined as having the potential for significant adverse effects in one or more of five areas: environmental, safety, ongoing business relationships, financial and legal exposure, and company credibility and image. To date, over 300 items of varying degrees of complexity in the company's own operations and about 1,000 third-party relationships have been deemed mission-critical. Many mission-critical items already have been found to be compliant, while others are undergoing remediation and testing. The company's major financial systems and desktop computer systems were upgraded in separate projects and are already compliant. Chevron is corresponding with all mission-critical third parties and expects to meet with a large percentage of them, either alone or with other potentially affected parties, to determine the relative risks of major Year 2000-related problems and to determine how to mitigate such risks. Additional items and third-party relationships may be added to or removed from this population as more information becomes available.

Using practical risk assessment and testing techniques, Chevron is dividing its list of more than 300 internal items into three categories: (1) those that are expected to be tested and made Year 2000 compliant prior to 2000; (2) items that will be removed from service without testing and replaced with Year 2000 compliant items; and (3) items to be "worked around," if found not to be Year 2000 compliant, until the items can be replaced or made compliant. Because of the scope of Chevron's operations, the company believes it is impractical to eliminate all potential Year 2000 problems before they arise. As a result, Chevron expects that for non mission-critical items, Year 2000 remedial efforts will continue into the year 2000.

In the normal course of business, the company has developed and maintains extensive contingency plans to respond to equipment failures, emergencies and business interruptions. However, contingency planning for Year 2000 issues is complicated by the possibility of multiple and simultaneous incidents, which could significantly impede efforts to respond to emergencies and resume normal business functions. Such incidents may be outside of the company's control, for example, if mission-critical third parties do not successfully address their own material Year 2000 problems.

The company is enhancing existing plans, where necessary, and in some cases developing new plans specifically designed to mitigate the impact on its operations of potential failures from the Year 2000 issue. The company expects to complete and test, where appropriate, its contingency plans by the end of the third quarter 1999. These plans will be designed to protect the company's assets, continue safe operations, protect the environment and enable the resumption of any interrupted operations in a timely and efficient manner. The company's contingency plans will be focused on: third-party relationships as necessary; internal mission- critical items, if any, that are not remediated or otherwise addressed as expected by the end of the third quarter 1999; and other internal mission-critical items that have been remediated but will not be fully tested prior to 2000.

The company utilizes both internal and external resources in its Year 2000 efforts. The total estimated cost to achieve Year 2000 compliance is approximately $250 million, mostly for expense-type items, not all of which are incremental to the company's operations. Approximately $75 million had been spent through December 31, 1998. Most of the remaining expenditures will be incurred in 1999, with the rate of expenditure expected to increase significantly in 1999. The foregoing amounts include the company's share of expenditures by its major affiliates.

As part of the Securities and Exchange Commission's reporting requirements on the Year 2000 problem, companies must include a description of their "most reasonably likely worst-case scenarios" from potential Year 2000 issues. For Chevron, its business diversity is expected to reduce the risk of widespread disruptions to its worldwide operations from Year 2000-related incidents. The company does not expect unusual risks to public safety or to the environment to arise from potential Year 2000-related failures. While the company believes that the impact of any individual Year 2000 failure most likely will be localized and limited to specific facilities or operations, it is not yet able to fully assess the likelihood of significant business interruptions occurring in one or more of its operations around the world. Such interruptions could delay the company from being able to manufacture and deliver refined products and chemicals products to customers. The company could also face interruptions in its ability to produce crude oil and natural gas. While not expected, failures to address multiple critical Year 2000 issues, including failures to implement contingency plans in a timely manner, could materially and adversely affect the company's results of operations or liquidity in any one period. The company is currently unable to predict the aggregate financial or other consequences of such potential interruptions.

The foregoing disclosure is based on Chevron's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of the Year 2000 issues on Chevron may be different from the company's current assessment. Factors, many of which are outside the control of the company and that could affect Chevron's ability to be Year 2000 compliant by the end of 1999, include: the failure of customers, suppliers, governmental entities and others to achieve compliance, and the inability or failure to identify all critical Year 2000 issues, or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise. The foregoing disclosure is made pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

ENVIRONMENTAL MATTERS.

Virtually all aspects of the company's businesses are subject to various federal, state and local environmental, health and safety laws and regulations. These regulatory requirements continue to change and increase in both number and complexity, and govern not only the manner in which the company conducts its operations, but also the products it sells. Most of the costs of complying with myriad laws and regulations pertaining to its operations and products are embedded in the normal costs of conducting its business.

Using definitions and guidelines established by the American Petroleum Institute, Chevron estimates its worldwide environmental spending in 1998 was about $974 million for its consolidated companies. Included in these expenditures were $275 million of environmental capital expenditures and $699 million of costs associated with the control and abatement of hazardous substances and pollutants from ongoing operations. The total spent includes spending charged against reserves established in prior years for environmental cleanup programs, but not noncash provisions to increase these reserves or establish new ones during the year. For 1999, total worldwide environmental capital expenditures are estimated at $264 million. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.

In addition to the costs for environmental protection associated with its ongoing operations and products, the company may incur expenses for corrective actions at various owned and previously owned facilities, as well as third-party waste disposal sites used by the company. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. In addition, an obligation may arise when operations are closed or sold, or at non-Chevron sites where company products have been handled or disposed of. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but now require investigative and/or remedial work to meet current standards.

The company retained certain environmental cleanup obligations when it sold the Port Arthur, Texas, refinery in 1995, and anticipated costs were accrued at the time of sale. Previously recorded reserves remain adequate.

Under provisions of the Superfund law, the Environmental Protection Agency (EPA) has designated Chevron a potentially responsible party or has otherwise involved it in the remediation of 289 hazardous waste sites. The company has made provisions or payments in 1998 and prior years for approximately 195 of these sites. No single site is expected to result in a material liability for the company at this time. For the remaining sites, investigations are not yet at a stage where the company is able to quantify a probable liability or determine a range of reasonably possible exposures. The Superfund law provides for joint and several liability. Any future actions by the EPA and other regulatory agencies to require Chevron to assume other responsible parties' costs at designated hazardous waste sites are not expected to have a material effect on the company's consolidated financial position or liquidity.

During 1998, the company recorded $73 million of net before-tax provisions ($46 million after tax) for environmental remediation efforts, including Superfund sites. Actual expenditures charged against these provisions and other previously established reserves amounted to $234 million in 1998. At year-end 1998, the company's environmental remediation reserves were $826 million, including $48 million related to Superfund sites.

It is likely that the company will continue to incur additional charges, beyond those reserved, for environmental remediation relating to past operations. These future costs are indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the amounts of future costs may be material to the company's results of operations in the period in which they are recognized, the company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other domestic or international petroleum or chemicals concerns.

In addition to the reserves for environmental remediation discussed previously, the company maintains reserves for dismantlement, abandonment and restoration of its worldwide oil and gas and coal properties at the end of their productive lives. Many of these costs are environmentally related. Provisions are recognized on a unit-of-production basis as the properties are produced. The amount of these reserves at year-end 1998 was $1.4 billion and is included in accumulated depreciation, depletion and amortization on the company's consolidated balance sheet.

For the company's other ongoing operating assets, such as refineries, no provisions are made for exit or cleanup costs that may be required when such assets reach the end of their useful lives unless a decision to sell or otherwise abandon the facility has been made.

During 1998, the company received proceeds - reflected in operating expenses - from settlements with various insurers related to environmental cost-recovery claims. As part of these settlements, Chevron has released rights to assert claims under certain policies, including rights to assert claims in the future under policies previously issued. Additional proceeds may be received in future periods under settlements with other insurers, but the amounts are not expected to be material to the company's results of operations or liquidity.

OTHER CONTINGENCIES.

The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue at 9.55 percent per year while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly, the company recorded in 1998 results a litigation reserve of $637 million, substantially all of which pertained to this lawsuit. The ultimate outcome of this matter cannot be determined presently with certainty, and the company will seek further review of this case in the appropriate courts.

Chevron and five other oil companies are contesting, so far unsuccessfully, the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. Chevron believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. Unocal continues to file for additional patents for alternate formulations. Should Unocal's patents be upheld, Chevron's ultimate exposure with respect to reformulated gasoline sales would depend on the availability and costs of alternate formulations and the industry's ability to recover additional costs of production through prices charged to its customers.

In June 1997, Caltex Corporation received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. Caltex believes the underlying excise tax claim is wrong, and therefore, the claim for penalties and interest is wrong. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex is challenging the claim and fully expects to prevail. In early 1998, Caltex provided an initial letter of credit for $2.33 billion to the IRS to pursue the claim. The letter of credit was renewed in February 1999 for $2.52 billion. Caltex's owners, Chevron and Texaco, guaranteed the letter of credit.

The company is the subject of various lawsuits and claims and other contingent liabilities including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices and others related to the use of the chemical MTBE in certain oxygenated gasolines. These lawsuits and other contingent liabilities are discussed in the notes to the accompanying consolidated financial statements. The company believes that the resolution of these matters will not materially affect its financial position or liquidity, although costs associated with their resolution could be material with respect to earnings in any given period.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and are relatively straightforward, involve little complexity and are of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction; hence, gains and losses arising from these instruments offset, and are recognized concurrently with, gains and losses from the underlying transactions. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. Its control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures. The results of operations and financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

The company's operations can be affected by changing economic, regulatory and political environments in the various countries where it operates. Political uncertainty and civil unrest may, at times, threaten the safety of employees and the company's continued presence in a country. These factors are carefully considered when evaluating the level of current and future activity in such countries.

Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, purchase or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability. These activities may result in significant losses or gains in future periods.

NEW ACCOUNTING STANDARDS.

The company adopted five new accounting standards in 1998. Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The statement introduces the concept of comprehensive income, which includes net income plus changes in stockholders' equity other than stockholder transactions (certain foreign currency translation effects, unrealized market value gains/losses for certain debt and equity securities, and minimum pension liability adjustments). Chevron elected to present a Consolidated Statement of Comprehensive Income, along with a disclosure providing details of the changes in the components of other comprehensive income in the audited financial statements.

Chevron adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for year-end 1998 reporting. SFAS No. 131 requires that the operating segments reported externally be essentially the same as those management uses to assess performance and allocate resources. Geographic disclosures are only required on a companywide basis for the company's country of domicile and other material countries. No countries meet the materiality tests for reporting other than the United States. However, the company will provide geographic disclosures of United States and International for the company's operating segments, which include Exploration and Production; Refining, Marketing and Transportation; and Chemicals.

Also effective for year-end 1998 reporting, the company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates some disclosures.

The adoptions of SFAS Nos. 130, 131 and 132 did not change the measurement or recognition of income or expense.

In March 1998, the American Institute of Certified Public Accountants (AICPA) released a new pronouncement for the accounting for certain software costs, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In the fourth quarter 1998, Chevron adopted this new standard effective January 1, 1998. The company's past practice had been to expense, when incurred, the cost of internally developed software. SOP 98-1 requires that the costs incurred to develop, upgrade and enhance software for internal use be capitalized and depreciated over a suitable useful life. The net effect of implementing this pronouncement was not material.

In April 1998, the AICPA released SOP 98-5, "Reporting on the Costs of Start-up Activities." The pronouncement introduced a broad definition of items to be expensed as incurred for start-up activities, including one-time activities related to opening a new facility, introducing new products/ services, entering new territories, initiating new processes or commencing new operations. Previous accounting standards were not definitive about the expense-vs.-capitalization treatment of these costs. Chevron already was materially in compliance with the pronouncement, and it had no impact on the company's accounting practices. However, Caltex capitalized these types of costs during the 1992-1996 period for a refinery construction project in Thailand. Chevron, accordingly, restated its 1998 quarterly financial statements for its $25 million share of the charge associated with Caltex's implementation of SOP 98-5.

In the fourth quarter 1998, Chevron changed its method of calculating certain Canadian deferred income taxes, effective January 1, 1998. The benefit from this change was $32 million and resulted in the restatement of first quarter 1998 net income.

The net benefit to Chevron's restated first quarter 1998 net income for the cumulative effect of adopting SOP 98-5 by Caltex and the change in Chevron's method of calculating Canadian deferred taxes was immaterial.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. The company will adopt SFAS No. 133 on January 1, 2000, and does not believe the adoption of this standard will have a material effect on its results of operations or financial position.

In November 1998, the Emerging Issues Task Force (EITF) released Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." This consensus requires companies to record at their fair value contracts involved in energy trading and risk management activities. Changes in the fair value of those contracts are recorded each period in current earnings. The company will adopt EITF 98-10 on January 1, 1999, and does not believe this consensus will have a material effect on its results of operations or financial position.

RESULTS OF OPERATIONS.

Sales and other operating revenues were $29.9 billion in 1998, compared with $40.6 billion in 1997 and $42.8 billion in 1996. In 1998, revenues fell due primarily to lower crude oil, natural gas and refined products prices and lower U.S. natural gas production. Increased U.S. refined products sales volumes partially mitigated these factors. The company's exit from the U.K. refining and marketing business in the fourth quarter 1997 contributed approximately 27 percent of the decline. In 1997, revenues declined from 1996 levels on lower crude oil and refined products prices and lower U.S. natural gas production, partially offset by increased refined products sales volumes and higher natural gas prices.

Purchased crude oil and products costs were 31 percent lower in 1998, compared with 1997, because of lower prices for crude oil, natural gas, refined products and chemicals feedstock, and the company's exit from the U.K. refining and marketing business. Lower crude oil, refined products and chemicals feedstock prices also accounted for the 11 percent decrease in purchased crude oil and products costs in 1997, compared with 1996.

Other income totaled $386 million in 1998, $679 million in 1997 and $344 million in 1996. Changes in net gains from the disposition of assets and changes in interest income caused the fluctuations between years.

                                              Year ended December 31,
                                       ------------------------------
Millions of dollars                      1998        1997        1996
---------------------------------------------------------------------
Operating Expenses                     $4,834      $5,280      $6,007
Selling, General and
Administrative Expenses                 2,239       1,533       1,377
---------------------------------------------------------------------
Total                                   7,073       6,813       7,384
Less: Special Charges
Before Tax                                822         264         437
---------------------------------------------------------------------
Adjusted Operating, Selling, General
and Administrative Expenses            $6,251      $6,549      $6,947
=====================================================================

Operating, selling, general and administrative expenses of $6,251 million, excluding the effects of special items, which were primarily reserves for litigation, declined from $6,549 million in 1997 and $6,947 million in 1996. Approximately $200 million of the 1998 decline resulted from the company's exit from the U.K. downstream business.

Depreciation, depletion and amortization expense increased to $2,320 million from $2,300 million in 1997 and $2,216 million in 1996. In 1998 and 1997, about $100 million of depreciation expense was related to asset impairments, while 1996 included a minor amount for impairments.

Taxes on income were $495 million in 1998, $2,246 million in 1997 and $2,133 million in 1996, reflecting effective income tax rates of 27 percent, 41 percent and 45 per-cent, respectively. The lower tax rate in 1998, compared with 1997, reflects favorable prior-period tax adjustments; favorable adjustments associated with the finalization of income tax returns for the year 1997; tax-related credits connected with the utilization of capital loss benefits; lower effective tax rates in West Africa resulting from credits associated with crude oil reserve additions; a shift in the international earnings mix to lower-tax-rate countries; and tax expense reductions associated with provisions for litigation. These effects were offset partially by a decrease in the proportion of the company's share of its equity affiliates' after-tax earnings included in the company's before-tax income. The lower tax rate in 1997, compared with 1996, primarily reflects a shift in the international earnings mix to lower-tax-rate countries and shifts from foreign earnings to U.S. earnings.

SELECTED OPERATING DATA
                                                   1998        1997        1996
-------------------------------------------------------------------------------
U.S. EXPLORATION AND PRODUCTION
Net Crude Oil and Natural Gas
Liquids Production (MBPD) .................         325         343         341
Net Natural Gas
Production (MMCFPD) .......................       1,739       1,849       1,875
Natural Gas Sales (MMCFPD) (1) ............       3,303       3,400       3,588
Natural Gas Liquids Sales (MBPD) (1) ......         130         133         187
Revenues from Net Production
Crude Oil ($/Bbl) .........................      $11.42      $17.68      $18.80
Natural Gas ($/MCF) .......................      $ 2.02      $ 2.42      $ 2.28

INTERNATIONAL
EXPLORATION AND PRODUCTION (1)
Net Crude Oil and Natural Gas
Liquids Production (MBPD) .................         782         731         702
Net Natural Gas
Production (MMCFPD) .......................         654         576         584
Natural Gas Sales (MMCFPD) ................       1,504       1,209         778
Natural Gas Liquids Sales (MBPD) ..........          53          69          36
Revenues from Liftings
Liquids ($/Bbl) ...........................      $11.77      $17.97      $19.48
Natural Gas ($/MCF) .......................      $ 1.94      $ 2.10      $ 1.86
Other Produced Volumes (MBPD) (2) .........          95          82          79

U.S. REFINING, MARKETING
AND TRANSPORTATION
Gasoline Sales (MBPD) .....................         653         591         556
Other Refined Products Sales (MBPD) .......         590         602         566
Refinery Input (MBPD) .....................         869         933         951
Average Refined Products
Sales Price ($/Bbl) .......................      $22.37      $28.93      $29.94

INTERNATIONAL REFINING, MARKETING
AND TRANSPORTATION (1)
Refined Products Sales (MBPD) .............         785         886         944
Refinery Input (MBPD) .....................         475         565         537

Chemicals Sales and Other
Operating Revenues (3)
United States .............................      $2,591      $3,046      $2,936
International .............................         625         600         605
-------------------------------------------------------------------------------
Worldwide .................................      $3,216      $3,646      $3,541
===============================================================================

MBPD = Thousands of barrels per day; MMCFPD = Millions of cubic feet per day; Bbl = Barrel; MCF = Thousands of cubic feet.
(1)Includes equity in affiliates.
(2)Total field production under Boscan operating service agreement in Venezuela beginning July 1, 1996.
(3)Millions of dollars. Includes sales to other Chevron companies.

Foreign currency effects decreased net income $47 million in 1998, increased net income $246 million in 1997 and decreased net income $26 million in 1996. These amounts include the company's share of affiliates' currency transactions. The most significant losses in 1998 were incurred in Caltex's operations in Korea, Thailand and Japan. The foreign currency gains for 1997 occurred primarily in Australia and in the Asian operating areas of Caltex, where the currencies generally weakened against the U.S. dollar. The largest currency impact for 1997 was in Korea, as a result of local net deferred tax benefits on local currency losses from U.S. dollar-denominated liabilities. The loss on currency transactions in 1996 resulted from fluctuations in the value of the U.K. and Australian currencies relative to the U.S. dollar.

Effective October 1, 1997, Caltex's management changed the functional currency for its Korean and Japanese equity affiliates from their local currencies to the U.S. dollar, based on significantly changed economic facts and circumstances. With the local currency as the functional currency, Caltex's total reported foreign currency losses from its Korean and Japanese affiliates were $62 million for the first nine months of 1997. After the change in functional currency to the U.S. dollar, Caltex reported foreign currency gains of $167 million for the full year 1997 from operations in Korea and Japan. In 1998, Caltex's foreign currency losses from Korea and Japan were $145 million.

U.S. exploration and production earnings in 1998, excluding special items, declined more than 60 percent from 1997 earnings and 66 percent from 1996 levels, due primarily to lower crude oil and natural gas sales realizations and lower production. Partially offsetting these factors in 1998 were lower operating and exploration expenses and benefits from property sales. The earnings decline of 12 percent in 1997, relative to 1996's record earnings, was a result of lower crude oil prices, lower natural gas production and higher exploration expenses.

The company's average 1998 U.S. crude oil realization of $11.42 per barrel was $6.26 lower than the $17.68 average for 1997 and $7.38 lower than the 1996 average. Chevron's crude oil realizations increased steadily during 1996, but in early 1997 began a decline that continued into early 1999.

Average 1998 U.S. natural gas prices of $2.02 per thousand cubic feet (MCF) were 40 cents lower than the $2.42 averaged in 1997 and 26 cents lower than the 1996 average price. Warmer weather and abundant supplies depressed prices in 1998.

Net liquids production for 1998 averaged 325,000 BPD, down about 5 percent from 343,000 BPD in 1997 and from 341,000 BPD in 1996. Net natural gas production in 1998 averaged 1.739 billion cubic feet per day, down 6 percent from 1.849 billion cubic feet per day in 1997 and about 7 percent from 1.875 billion cubic feet per day in 1996. Lower liquids and natural gas production between years primarily reflected normal field declines, property sales and, in 1998, reduced production due to September storms in the Gulf of Mexico.

The effect on net income from special items for the years 1996 through 1998 is shown in the following table.

U.S. Exploration and Production

Millions of dollars ........................       1998        1997        1996
-------------------------------------------------------------------------------
Earnings, Excluding Special Items ..........    $   381     $   972     $ 1,109
-------------------------------------------------------------------------------
  Asset Write-Offs and Revaluations ........        (44)        (68)        (19)
  Asset Dispositions .......................         47         190          17
  Environmental Remediation Provisions .....         26          (6)        (10)
  Restructurings and Reorganizations .......       --           (60)          1
  Other ....................................        (45)        (27)        (11)
-------------------------------------------------------------------------------
  Total Special Items ......................        (16)         29         (22)
-------------------------------------------------------------------------------
  Reported Net Income ......................    $   365     $ 1,001     $ 1,087
===============================================================================

International exploration and production earnings of $717 million in 1998, excluding special items, declined 40 percent from $1,197 million earned in 1997 and fell 37 percent from $1,142 million in 1996. Earnings declined in 1998, despite increased production, as a result of depressed crude oil prices and lower natural gas sales realizations. The earnings increase in 1997, relative to 1996, was primarily due to higher volumes.

Earnings for 1998, excluding special items, also benefited from net favorable tax adjustments for the prior year.

Earnings for the year 1998 included net foreign currency gains of $29 million, compared with gains of $77 million for the year 1997 and losses of $27 million in 1996. The 1998 gains reflect primarily currency rate fluctuations of the U.S. dollar relative to the Canadian and Australian currencies. In 1997 and 1996, the swings were related to the Australian dollar and the British pound.

The effect on net income from special items for the years 1996 through 1998 is shown in the following table.

International Exploration and Production

Millions of dollars .....................        1998         1997         1996
-------------------------------------------------------------------------------
 Earnings, Excluding Special Items ......     $   717      $ 1,197      $ 1,142
-------------------------------------------------------------------------------
  Asset Write-Offs and Revaluations .....          (6)        --            (17)
  Asset Dispositions ....................         (56)          50           91
  Prior-Year Tax Adjustments ............          56           10         --
  Other .................................          (4)          (5)          (5)
-------------------------------------------------------------------------------
  Total Special Items ...................         (10)          55           69
-------------------------------------------------------------------------------
  Reported Net Income ...................     $   707      $ 1,252      $ 1,211
===============================================================================

Chevron's average liquids realizations, including equity affiliates, was $11.77 per barrel in 1998, compared with $17.97 per barrel in 1997 and $19.48 in 1996. Average natural gas realizations fell to $1.94 per thousand cubic feet in 1998, compared with $2.10 in 1997 and $1.86 in 1996.

For the year 1998, net liquids production, including production from equity affiliates, increased 7 percent to 782,000 BPD. Operations in Kazakhstan, offshore eastern Canada, Indonesia, Angola and Congo were the principal sources of the increases. Net natural gas production increased about 14 percent for the year to 654 million cubic feet per day in 1998. Net natural gas production increased for the year in the United Kingdom, due to the August 1998 start-up of production at the Britannia Field, as well as in Indonesia and Nigeria. Partially offsetting these increases was a decline in natural gas production in western Canada.

This was the ninth consecutive year that international net production and proved reserves increased, reflecting the company's success in expanding its international upstream operations. In 1998, the company estimated it replaced 165 percent of its international oil and gas production through increases to proved reserves, excluding sales and acquisitions. Further production increases are expected in 1999 as new developments come on stream in West Africa and from production increases at the Tengiz Field in Kazakhstan.

In 1997, net liquids production increased 4 percent over 1996 levels to 731,000 BPD. Production growth in Nigeria, Congo and Kazakhstan accounted for most of the increase. Net natural gas production declined about 1 percent in 1997 to 576 million cubic feet per day compared with 1996 due mainly to lower rates in Canada, Kazakhstan, the United Kingdom and Indonesia.

U.S. refining, marketing and transportation earnings in 1998, excluding special items, decreased slightly to $633 million after a strong year in 1997. Declines in refined product margins and Hurricane Georges' adverse effects on earnings were offset mostly by decreases in operating expenses and increases in refined products sales volumes. Also included in 1998 results were benefits to income that included a partial payment of business interruption insurance proceeds for losses associated with Hurricane Georges and prior-year tax adjustments. Earnings in 1997 more than doubled to $662 million, compared with $290 million in 1996. The 1997 increase was driven by higher demand for refined products and improved sales margins, reflecting both lower crude oil costs and lower operating expenses. Earnings for 1996 were depressed by competitive conditions that did not allow the full recovery of all crude oil and manufacturing costs. Although refined products sales realizations declined in 1998 and 1997, sales volumes increased 4 percent to 1.243 million BPD in 1998, compared with 1.193 million BPD in 1997 and 1.122 million BPD in 1996. Most of the increases in 1998 reflected higher gasoline sales volumes, including branded gasoline sales, which increased 5 percent from 1997 and 8 percent from 1996.

In 1998, average U.S. refined products sales realizations declined to $22.37 per barrel from $28.93 per barrel in 1997 and $29.94 per barrel in 1996, reflecting the steep slide in crude oil prices.

The effect on net income from special items for the years 1996 through 1998 is shown in the following table.

U.S. Refining, Marketing and Transportation

Millions of dollars ........................       1998        1997        1996
-------------------------------------------------------------------------------
Earnings, Excluding Special Items ..........      $ 633       $ 662       $ 290
-------------------------------------------------------------------------------
  Asset Write-Offs and Revaluations ........        (22)       --           (48)
  Asset Dispositions .......................       --           (18)          4
  Environmental Remediation ................        (39)        (12)        (29)
  Other ....................................       --           (31)        (24)
-------------------------------------------------------------------------------
  Total Special Items ......................        (61)        (61)        (97)
-------------------------------------------------------------------------------
  Reported Net Income ......................      $ 572       $ 601       $ 193
===============================================================================

International refining, marketing and transportation earnings include international marine operations and equity earnings of Caltex, in addition to earnings from its consolidated international refining and marketing subsidiaries. Excluding special items, 1998 earnings of $123 million were down 66 percent from $367 million earned in 1997 and were also down from $167 million earned in 1996. Results included foreign currency losses of $69 million in 1998, compared with foreign currency gains of $169 million in 1997 and losses of $17 million in 1996.

The effect on net income from special items for the years 1996 through 1998 is shown in the following table.

International Refining, Marketing and Transportation

Millions of dollars ........................       1998        1997        1996
-------------------------------------------------------------------------------
Earnings, Excluding Special Items ..........      $ 123       $ 367       $ 167
-------------------------------------------------------------------------------
  Asset Write-Offs and Revaluations ........       --          --          (200)
  Asset Dispositions .......................       --           (72)        279
  Environmental Remediation ................        (11)       --           (15)
  Restructurings and Reorganizations .......        (43)       --             1
  LIFO Inventory (Losses) Gains ............        (16)          6          (6)
  Other ....................................        (25)         (3)       --
-------------------------------------------------------------------------------
  Total Special Items ......................        (95)        (69)         59
-------------------------------------------------------------------------------
  Reported Net Income ......................      $  28       $ 298       $ 226
===============================================================================

The company's share of Caltex's losses was $36 million in 1998 compared with earnings of $252 million and $408 million for 1997 and 1996, respectively. Chevron's share of Caltex results in 1998 included special charges of $14 million for Last-In, First-Out (LIFO) inventory adjustments and $43 million for the company's share of Caltex's costs of restructuring its management and administrative functions and the associated relocation to Singapore. In addition, net income included a special charge of $25 million from Caltex's adoption, effective January 1, 1998, of a new accounting standard - SOP 98-5, "Reporting on the Costs of Start-up Activities." Accordingly, the company has restated its 1998 quarterly results. Excluding special items, the company's share of earnings from Caltex's activities were $46 million, $247 million and $127 million for 1998, 1997 and 1996, respectively.

Included in Chevron's share of Caltex's 1998 earnings were foreign currency losses of $68 million, compared with foreign currency gains of $177 million in 1997 and losses of $24 million in 1996. The largest swing in foreign currency effects in all years was in Korea. Other operating factors for 1998 included inventory valuation losses of about $40 million stemming from the fall in oil prices.

Partially offsetting Caltex's large currency gains in 1997 were inventory valuation losses associated with that year's decline in oil prices and higher provisions for uncollectible receivables in Asia.

Chevron's international refined products sales volumes declined in 1998 to 785,000 barrels per day from 886,000 barrels per day in 1997 and 944,000 barrels per day in 1996. During the fourth quarter of 1997, the company withdrew from the refining and marketing business in the United Kingdom. Excluding the 1997 sales volumes from this discontinued business, refined products sales volumes for 1998 were essentially flat compared with 1997. Declines in international trading and Canadian refined products sales volumes were offset by increases from Caltex's operations. The primary reason for the decline in 1997 volumes, compared with 1996, was Caltex's sale of its interest in two Japanese refineries in early 1996.

Chemicals earnings, excluding special items, were $151 million in 1998, down about 33 percent from $224 million in 1997, and $228 million in 1996. Earnings continued to decline in response to industry over-capacity and lower demand resulting from the Asian economic crisis. Sales volumes remained strong, increasing 10 percent in 1998. However, product sales prices fell faster than feedstock and fuel costs, resulting in lower margins for most of the company's major chemicals products. Earnings for 1998 benefited from prior-year tax adjustments, which were partially offset by lower earnings from equity affiliates following a fourth quarter 1997 sale of an investment.

Earnings for 1998 and 1997 benefited from reduced depreciation expense, resulting from a reassessment of the useful lives of certain assets. Lower industry prices and higher operating expenses related to maintenance and expansion activities during 1997 more than offset this depreciation benefit. Earnings for 1996 reflected the receipt of insurance proceeds. A cyclical downturn in the chemicals industry that began in the second half 1995 caused earnings to fall throughout the three-year period.

The effect on net income from special items for the years 1996 through 1998 is shown in the following table.

Chemicals
---------

Millions of dollars ........................       1998        1997        1996
-------------------------------------------------------------------------------
Earnings, Excluding Special Items ..........      $ 151       $ 224       $ 228
-------------------------------------------------------------------------------
  Asset Write-Offs and Revaluations ........        (19)        (10)        (12)
  Asset Dispositions .......................       --            33        --
  Environmental Remediation ................         (5)         (9)       --
  LIFO Inventory Losses ....................         (5)         (1)       --
  Other ....................................       --            (9)        (16)
-------------------------------------------------------------------------------
  Total Special Items ......................        (29)          4         (28)
-------------------------------------------------------------------------------
  Reported Net Income ......................      $ 122       $ 228       $ 200
===============================================================================

All Other activities include coal operations, interest expense, interest income on cash and marketable securities, real estate and insurance activities, and corporate center costs. All Other net operating charges, excluding special items, were $60 million in 1998, compared with charges of $242 million in 1997 and $285 million in 1996.

The effect on net income from special items for the years 1996 through 1998 is shown in the following table.

All Other
---------

Millions of dollars ........................       1998        1997        1996
-------------------------------------------------------------------------------
Charges, Excluding Special Items ...........      $ (60)      $(242)      $(285)
-------------------------------------------------------------------------------
  Asset Write-Offs and Revaluations ........        (68)         (8)        (41)
  Environmental Remediation ................        (10)         (8)       --
  Prior-Year Tax Adjustments ...............        215         142          52
  Restructurings and Reorganizations .......       --          --           (10)
  Other ....................................       (532)         (8)        (26)
-------------------------------------------------------------------------------
  Total Special Items ......................       (395)        118         (25)
-------------------------------------------------------------------------------
  Reported Charges .........................      $(455)      $(124)      $(310)
===============================================================================

Special items include litigation reserves, prior-year tax adjustments, resulting from the settlement of tax audit issues or the revaluation by the company of its tax liabilities as a result of new developments, and proceeds from insurance settlements related to environmental cost recovery claims.

Earnings, excluding special items, from the company's coal operations were $77 million in 1998, $41 million in 1997 and $47 million in 1996. Sales volumes improved at most of the company's mines in 1998. In addition, 1998 results included favorable adjustments of about $20 million, related primarily to depreciation expense and reserves for certain claims. The company reached agreement in February 1999 to sell its 33 percent interest in Black Beauty Coal Company, for which a gain is expected. The company's remaining coal assets, with a net book value of $340 million, are held for sale. Revenues from coal operations were about $400 million in 1998.

Included in the 1998 earnings, excluding special items, for the balance of the All Other segment were net incremental benefits totaling approximately $80 million, consisting primarily of tax-related credits, which were connected with the utilization of capital loss benefits, and the receipt of proceeds from favorable insurance settlements. 1998 also included other more favorable tax-related adjustments than 1997. Partially offsetting these items were higher interest expenses on increased debt levels and lower interest income. 1997 net charges were lower than in 1996 due primarily to lower interest expense on reduced debt levels, combined with higher interest income and lower insurance costs.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, cash equivalents and marketable securities totaled $1.413 billion at year-end 1998, down 15 percent from $1.670 billion at year-end 1997. Cash provided by operating activities in 1998 was $3.731 billion, compared with $4.880 billion in 1997 and $5.947 billion in 1996. Severely affecting cash flow in 1998 were the low crude oil price environment and the resulting impact on the company's earnings, cash distributions from equity affiliates and working capital requirements. In 1998, cash provided by operating activities was not sufficient to fund investing activities. This shortfall and the cash required to fund the company's dividend payments to stockholders resulted in an increase in borrowings in 1998. In 1997 and 1996, cash provided by operating activities was sufficient to fund the company's investing activities and dividend payments, and to reduce debt balances.

In January 1999, the company declared a quarterly dividend of 61 cents a share on its common stock for an annual rate of $2.44 a share.

The company's total debt and capital lease obligations were $7.558 billion at December 31, 1998, an increase of 25 percent from $6.068 billion at year-end 1997. Significant debt transactions in 1998 were net additions of $1.528 billion in short-term debt, primarily commercial paper, and newly issued long-term variable-rate obligations of $224 million. Partially offsetting these increases were long-term debt repayments of $356 million and a scheduled $60 million non-cash retirement of 8.11 percent ESOP debt in January 1998.

On December 31, 1998, Chevron had $4.050 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities during the year or at year-end 1998. In addition, Chevron and one of its subsidiaries each have existing "shelf" registrations on file with the Securities and Exchange Commission that together would permit registered offerings of up to $1.3 billion of debt securities.

The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.890 billion at December 31, 1998. Of the total short-term debt, $2.725 billion was reclassified to long-term debt at year-end 1998. Settlement of these obligations is not expected to require the use of working capital in 1999 because the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's future debt level is dependent primarily on its capital spending program, results of operations and eventual outcome of the Cities Service lawsuit. The company currently expects its debt level to increase during 1999 and believes it has substantial borrowing capacity to meet unanticipated cash requirements.

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

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock for use in its employee stock option programs. During 1998, the company purchased 5.2 million shares of its stock at a cost of $392 million under the repurchase program, bringing the total repurchased to 6.4 million shares at a total cost of $484 million.

FINANCIAL RATIOS.

The current ratio is the ratio of current assets to current liabilities at year-end. Two items negatively affected Chevron's current ratio but in the company's opinion do not affect its liquidity. Current assets in all years included inventories valued on a LIFO basis, which at year-end 1998 were lower than current costs by $584 million. Also, the company continually refinances its commercial paper. At year-end 1998, approximately $2.150 billion of commercial paper, after excluding $2.725 billion reclassified to long-term debt, was classified as a current liability, although it is likely to remain outstanding indefinitely. The company benefits from lower interest rates available on short-term debt; however, Chevron's proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at a relatively low level. During 1997, the company increased its committed credit arrangements, which permitted the reclassification of an additional $925 million of short-term debt to long-term debt and provided an improvement to the company's current ratio.

Financial Ratios
----------------

                                            1998     1997     1996
                                           -----------------------
  Current Ratio                              0.9      1.0      0.9
  Interest Coverage Ratio                    5.1     14.3     10.9
  Total Debt/Total Debt Plus Equity        30.7%    25.8%    30.0%


The interest coverage ratio is defined as income before income tax expense, plus interest and debt expense and amortization of capitalized interest, divided by before-tax interest costs. Chevron's interest coverage ratio declined in 1998 due to higher interest expense and lower before-tax income. The company's debt ratio (total debt to total debt plus equity) increased in 1998, as a result of the increase in total debt.

CAPITAL AND EXPLORATORY EXPENDITURES.

Worldwide capital and exploratory expenditures for 1998 totaled $5.314 billion, including the company's equity share of affiliates' expenditures. Capital and exploratory expenditures were $5.541 billion in 1997 and $4.840 billion in 1996. Expenditures for exploration and production accounted for 61 percent of total outlays in 1998, compared with 65 percent in 1997 and 62 percent in 1996. International exploration and production spending was 60 percent of worldwide exploration and production expenditures in 1998, compared with 54 percent in 1997 and 61 percent in 1996, reflecting the company's continuing focus on international exploration and production activities.

The company projects 1999 capital and exploratory expenditures at $5.1 billion, including Chevron's share of spending by affiliates. This is down about 4 percent from 1998 spending levels. The 1999 program provides $3.7 billion for exploration and production investments, of which about 70 percent is for international projects. Major areas of emphasis for exploration and production are Kazakhstan, West Africa and the deep waters of the Gulf of Mexico. Successful implementation of the planned expenditure program for 1999 will depend upon many factors, including the ability of our partners in many of these projects, some of which are national petroleum companies of producing countries, to fund their shares of project expenditures.

Refining, marketing and transportation expenditures are estimated at about $870 million, with $540 million of that planned for projects in the United States, most of which will be spent for marketing projects. Most of the international downstream capital program will be focused on Asia-Pacific countries where the company's Caltex affiliate is upgrading its retail marketing system. The company plans to invest $380 million in the worldwide chemicals business, down about 50 percent from 1998 spending levels.

Capital and Exploratory Expenditures
------------------------------------

                                                       1998                       1997                       1996
                                            ------------------------   ------------------------   ------------------------
                                                     Inter-                    Inter-                      Inter-
Millions of dollars                           U.S.  national   Total     U.S. national    Total     U.S.  national   Total
--------------------------------------------------------------------------------------------------------------------------
  Exploration and Production ............   $1,320   $1,942   $3,262   $1,659   $1,956   $3,615   $1,168   $1,854   $3,022
  Refining, Marketing and Transportation       654      431    1,085      520      602    1,122      429      781    1,210
  Chemicals ............................       385      359      744      470      194      664      377      120      497
  All Other ............................       223        -      223      140        -      140      101       10      111
--------------------------------------------------------------------------------------------------------------------------
  Total ................................    $2,582   $2,732   $5,314   $2,789   $2,752   $5,541   $2,075   $2,765   $4,840
--------------------------------------------------------------------------------------------------------------------------
  Total, Excluding Equity Affiliates ...    $2,460   $1,860   $4,320   $2,487   $1,880   $4,367   $2,037   $1,820   $3,857
==========================================================================================================================

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; inability of the company's joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential disruptions to the company's operations due to untimely or incomplete resolution of Year 2000 issues by the company and other entities with which it has mutual relationships; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

                                                    QUARTERLY RESULTS AND STOCK MARKET DATA
                                                                    Unaudited
                                                    ---------------------------------------

                                                                                       1998                                    1997
                                                      ------------------------------------------------------------------------------
Millions of dollars, except per-share amounts           4TH Q      3RD Q     2ND Q     1ST Q(3)  4TH Q     3RD Q     2ND Q     1ST Q
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues (1) ............   $ 7,164    $ 7,561   $ 7,754   $ 7,464    $9,725   $10,130   $ 9,947   $10,794
(Loss) income from equity affiliates ..............       (66)        13       155       126       153       164       193       178
Other income ......................................       184        104        60        38       390        34       134       121
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES ....................................     7,282      7,678     7,969     7,628    10,268    10,328    10,274    11,093
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products,
  operating and other expenses ....................     5,978      5,100     5,314     5,195     6,603     6,792     6,623     7,511
Depreciation, depletion and amortization ..........       646        563       557       554       657       548       549       546
Taxes other than on income1 .......................     1,115      1,145     1,140     1,011     1,525     1,670     1,630     1,495
Interest and debt expense .........................       109        103        99        94        85        69        76        82
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS ..................     7,848      6,911     7,110     6,854     8,870     9,079     8,878     9,634
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX ..........................      (566)       767       859       774     1,398     1,249     1,396     1,459
INCOME TAX (CREDIT) EXPENSE .......................      (360)       306       282       267       523       522       573       628
------------------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME (2) .............................   $  (206)   $   461   $   577   $   507   $   875   $   727   $   823   $   831
====================================================================================================================================
NET (LOSS) INCOME PER SHARE - BASIC ...............   $ (0.31)   $  0.70   $  0.88   $  0.78   $  1.33   $  1.11   $  1.26   $  1.27
                            - DILUTED .............   $ (0.31)   $  0.70   $  0.88   $  0.77   $  1.33   $  1.10   $  1.25   $  1.27
====================================================================================================================================
DIVIDENDS PAID PER SHARE ..........................   $  0.61    $  0.61   $  0.61   $  0.61   $  0.58   $  0.58   $  0.58   $  0.54
====================================================================================================================================
COMMON STOCK PRICE RANGE - HIGH....................   $89 7\16   $89       $86 13\16 $90 3\16  $88 7\8   $89 3\16  $77 1/4   $72 5\8
                         - LOW ....................   $78 3\8    $73       $77 3\8   $67 3\4   $71 1\2   $73 1\2   $61 3/4   $63 1\2
====================================================================================================================================

(1) Includes consumer excise taxes of                 $   943    $   973   $   988   $   852   $ 1,339   $ 1,487   $ 1,447   $ 1,314
(2) Special (charges) credits included in Net Income  $  (709)   $    75   $   (43)  $    71   $    68   $    (5)  $    14   $    27
(3) Restated for the cumulative effect of accounting changes, the net effect of which was immaterial.

The company's common stock is listed in the New York Stock Exchange (trading symbol CHV), as well as the Chicago, Pacific, London and Swiss stock exchanges. It is also traded on the Boston, Cincinnati, Detroit and Philadelphia stock exchanges.
As of March 4, 1999, stockholders of record numbered approximately 124,000
There are no restrictions on the company's ability to pay dividends.  Chevron has made dividend payments to stockholders for 87 consecutive years.

                              REPORT OF MANAGEMENT
                              --------------------

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

The company's statements have been audited by PricewaterhouseCoopers LLP, independent accountants, selected by the Audit Committee and approved by the stockholders. Management has made available to PricewaterhouseCoopers LLP all the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

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


/S/ K.T. Derr               /s/ M.R. Klitten             /s/ S.J. Crowe

Kenneth T. Derr             Martin R. Klitten            Stephen J. Crowe
Chairman of the Board       Vice President               Comptroller
and Chief Executive Officer and Chief Financial Officer

March 4, 1999

                                            CONSOLIDATED STATEMENT OF INCOME
                                            --------------------------------

                                                                                        Year ended December 31
                                                                   -------------------------------------------
Millions of dollars, except per-share amounts                           1998             1997             1996
--------------------------------------------------------------------------------------------------------------
REVENUES
 Sales and other operating revenues* .......................       $  29,943        $  40,596        $  42,782
 Income from equity affiliates .............................             228              688              767
 Other income ..............................................             386              679              344
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES .............................................          30,557           41,963           43,893
--------------------------------------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
 Purchased crude oil and products ..........................          14,036           20,223           22,826
 Operating expenses ........................................           4,834            5,280            6,007
 Selling, general and administrative expenses ..............           2,239            1,533            1,377
 Exploration expenses ......................................             478              493              455
 Depreciation, depletion and amortization ..................           2,320            2,300            2,216
 Taxes other than on income* ...............................           4,411            6,320            5,908
 Interest and debt expense .................................             405              312              364
--------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS ...........................          28,723           36,461           39,153

INCOME BEFORE INCOME TAX EXPENSE ...........................           1,834            5,502            4,740
 Income Tax Expense ........................................             495            2,246            2,133
==============================================================================================================
NET INCOME .................................................       $   1,339        $   3,256        $   2,607
==============================================================================================================
NET INCOME PER SHARE OF COMMON STOCK - BASIC ...............       $    2.05        $    4.97        $    3.99
                                     - DILUTED .............       $    2.04        $    4.95        $    3.98
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING ..............     653,666,859      654,990,921      652,769,250
==============================================================================================================

* Includes consumer excise taxes.                                  $   3,756        $   5,587        $   5,202
  1997 amounts have been reclassified to conform to
  1998 presentation

See accompanying notes to consolidated financial statements


                                       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                       ----------------------------------------------

                                                                                        Year ended December 31
                                                                   -------------------------------------------
Millions of dollars                                                     1998             1997             1996
--------------------------------------------------------------------------------------------------------------
NET INCOME .................................................       $   1,339        $   3,256        $   2,607
 Currency translation adjustment ...........................              (1)            (173)             (54)
 Unrealized holding gain (loss) on securities ..............               3               (4)             (20)
 Minimum pension liability adjustment ......................             (15)               4               (4)
--------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX .....................             (13)            (173)             (78)
--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .......................................       $   1,326        $   3,083        $   2,529
==============================================================================================================

See accompanying notes to consolidated financial statements

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

TO THE STOCKHOLDERS
AND THE BOARD OF DIRECTORS OF CHEVRON CORPORATION

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chevron Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 4, 1999

                                        CONSOLIDATED BALANCE SHEET
                                        --------------------------
                                                                                     At December 31
                                                                              ---------------------
Millions of dollars ........................................................       1998        1997
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ..................................................   $    569    $  1,015
Marketable securities ......................................................        844         655
Accounts and notes receivable (less allowance: 1998 - $27; 1997 - $32) .....      2,813       3,374
Inventories:
Crude oil and petroleum products ...........................................        600         539
Chemicals ..................................................................        559         547
Materials, supplies and other ..............................................        296         292
                                                                               --------------------
                                                                                  1,455       1,378
Prepaid expenses and other current assets ..................................        616         584
                                                                               --------------------
TOTAL CURRENT ASSETS .......................................................      6,297       7,006
Long-term receivables ......................................................        872         471
Investments and advances ...................................................      4,604       4,496
Properties, plant and equipment, at cost ...................................     51,337      49,233
Less: accumulated depreciation, depletion and amortization .................     27,608      26,562
                                                                               --------------------
                                                                                 23,729      22,671
Deferred charges and other assets ..........................................      1,038         829
                                                                               --------------------
TOTAL ASSETS ...............................................................   $ 36,540    $ 35,473
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt ............................................................   $  3,165    $  1,637
Accounts payable ...........................................................      2,170       2,735
Accrued liabilities ........................................................      1,202       1,450
Federal and other taxes on income ..........................................        226         732
Other taxes payable ........................................................        403         392
                                                                               --------------------
TOTAL CURRENT LIABILITIES ..................................................      7,166       6,946
Long-term debt .............................................................      4,128       4,139
Capital lease obligations ..................................................        265         292
Deferred credits and other noncurrent obligations ..........................      2,560       1,745
Noncurrent deferred income taxes ...........................................      3,645       3,215
Reserves for employee benefit plans ........................................      1,742       1,664
                                                                               --------------------
TOTAL LIABILITIES ..........................................................     19,506      18,001
---------------------------------------------------------------------------------------------------
Preferred stock (authorized 100,000,000 shares,
                  $1.00 par value, none issued) ............................        --          --
Common stock (authorized 1,000,000,000 shares,
$1.50 par value, 712,487,068 shares issued) ................................      1,069       1,069
Capital in excess of par value .............................................      2,097       2,022
Deferred compensation ......................................................       (691)       (750)
Accumulated other comprehensive income .....................................        (90)        (77)
Retained earnings ..........................................................     16,942      17,185
Treasury stock, at cost (1998 - 59,460,666 shares; 1997 - 56,555,871 shares)     (2,293)     (1,977)

TOTAL STOCKHOLDERS' EQUITY .................................................     17,034      17,472
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 36,540    $ 35,473
===================================================================================================

See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------

                                                                                      Year ended December 31
                                                                             -------------------------------
Millions of dollars ......................................................      1998        1997*       1996*
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income .............................................................   $ 1,339     $ 3,256     $ 2,607
  Adjustments
      Depreciation, depletion and amortization ...........................     2,320       2,300       2,216
      Dry hole expense related to prior years' expenditures ..............        40          31          55
      Distributions greater than (less than) income from equity affiliates        25        (353)         83
      Net before-tax (gains) losses on asset retirements and sales .......       (45)       (344)        207
      Net foreign exchange gains .........................................       (20)        (69)        (10)
      Deferred income tax provision ......................................       266         622         359
      Net (increase) decrease in operating working capital (1)............      (809)       (253)        649
      Other, net .........................................................       615        (310)       (219)
                                                                             -------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES (2) ..........................     3,731       4,880       5,947
                                                                             -------------------------------
INVESTING ACTIVITIES
  Capital expenditures ...................................................    (3,880)     (3,899)     (3,424)
  Proceeds from asset sales ..............................................       434       1,235         778
  Net (purchases) sales of marketable securities (3) .....................      (183)        101          44
  Other, net .............................................................      (230)       (297)       (177)
                                                                             -------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES .................................    (3,859)     (2,860)     (2,779)
                                                                             -------------------------------
FINANCING ACTIVITIES
  Net borrowings (repayments) of short-term obligations ..................     1,713        (163)     (1,179)
  Proceeds from issuances of long-term debt ..............................       224          26          95
  Repayments of long-term debt and other financing obligations ...........      (388)       (421)       (476)
  Cash dividends paid ....................................................    (1,596)     (1,493)     (1,358)
  Net (purchases) sales of treasury shares ...............................      (261)        173          23
                                                                             -------------------------------
  NET CASH USED FOR FINANCING ACTIVITIES .................................      (308)     (1,878)     (2,895)
                                                                             -------------------------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS ...........................................       (10)        (19)         (2)
                                                                             -------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................      (446)        123         271
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................     1,015         892         621
                                                                             -------------------------------
CASH AND CASH EQUIVALENTS AT YEAR-END ....................................   $   569     $ 1,015     $   892
                                                                             ===============================
============================================================================================================

*Certain amounts were reclassified to conform to the 1998 presentation.

 See accompanying notes to consolidated financial statements.

(1)"Net (increase) decrease in operating working capital" is composed of the following:
  Decrease in accounts and notes receivable ..............................   $   552     $   474     $    38
  (Increase) decrease in inventories .....................................      (116)        (11)         60
  (Increase) decrease in prepaid expenses and other current assets .......       (23)         59          15
  (Decrease) increase in accounts payable and accrued liabilities ........      (807)       (685)        369
  (Decrease) increase in income and other taxes payable ..................      (415)        (90)        167
                                                                             -------------------------------
      Net (increase) decrease in operating working capital ...............   $  (809)    $  (253)    $   649
============================================================================================================

(2)"Net cash provided by operating activities" includes the following cash payments for interest and income taxes:
  Interest paid on debt (net of capitalized interest) ....................   $   407     $   318     $   361
  Income taxes paid ......................................................   $   654     $ 1,706     $ 1,595
============================================================================================================

(3)"Net (purchases) sales of marketable securities" consists of the following gross amounts:
  Marketable securities purchased ........................................   $(2,679)    $(2,724)    $(3,443)
  Marketable securities sold .............................................     2,496       2,825       3,487
                                                                             -------------------------------
  Net (purchases) sales of marketable securities .....................       $  (183)    $   101     $    44
============================================================================================================

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                    1998                       1997                      1996
                                                 -----------------------   ------------------------   -----------------------
Amounts in millions of dollars                        Shares      Amount        Shares       Amount        Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------
    COMMON STOCK
    Balance at January 1 .....                   712,487,068    $  1,069   712,487,068     $  1,069   712,487,068    $  1,069
    Change during year .......                          --          --           --           --            --
                                                 ----------------------------------------------------------------------------
    Balance at December 31 ...                   712,487,068    $  1,069   712,487,068        1,069   712,487,068    $  1,069
    -------------------------------------------------------------------------------------------------------------------------
    TREASURY STOCK AT COST
    Balance at January 1 .....                    56,555,871    $ (1,977)   59,401,015     $ (2,024)   60,160,057    $ (2,047)
    Purchases ................                     5,246,100        (398)    1,255,022          (95)       69,278          (4)
    Reissuances ..............                    (2,341,305)         82    (4,100,166)         142      (822,320)         27
                                                 ----------------------------------------------------------------------------
    Balance at December 31 ...                    59,460,666    $ (2,293)   56,555,871     $ (1,977)   59,401,015    $ (2,024)
    -------------------------------------------------------------------------------------------------------------------------
    CAPITAL IN EXCESS OF PAR
    Balance at January 1 .....                                  $  2,022                   $  1,874                  $  1,863
    Treasury stock transactions relating
      to employee compensation plans                                  75                        148                        11
                                                                --------                   --------                  --------
    Balance at December 31 ...                                  $  2,097                   $  2,022                  $  1,874
    -------------------------------------------------------------------------------------------------------------------------
    DEFERRED COMPENSATION
    Balance at January 1 .....                                  $   (750)                  $   (800)                 $   (850)
    Reduction of ESOP debt and other                                  59                         50                        50
                                                                --------                   --------                  --------
    Balance at December 31 ...                                  $   (691)                  $   (750)                 $   (800)
    -------------------------------------------------------------------------------------------------------------------------
    ACCUMULATED OTHER
      COMPREHENSIVE INCOME (1)
    Balance at January 1 .....                                  $    (77)                  $     96                  $    174
    Change during year .......                                       (13)                      (173)                      (78)
                                                                --------                   --------                  --------
    Balance at December 31 ...                                  $    (90)                  $    (77)                 $     96
    -------------------------------------------------------------------------------------------------------------------------
    RETAINED EARNINGS
    Balance at January 1 .....                                  $ 17,185                   $ 15,408                  $ 14,146
    Net Income ...............                                     1,339                      3,256                     2,607
    Cash dividends (per-share amounts
      1998: $2.44; 1997: $2.28; 1996: $2.08)                      (1,596)                    (1,493)                   (1,358)
    Tax benefit from dividends paid on
      unallocated ESOP shares                                         14                         14                        13
                                                                --------                   --------                  --------
    Balance at December 31 ...                                  $ 16,942                   $ 17,185                  $ 15,408
    -------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY
      AT DECEMBER 31 .........                                  $ 17,034                   $ 17,472                  $ 15,623
    =========================================================================================================================

    See accompanying notes to consolidated financial statements.

    (1) ACCUMULATED OTHER COMPREHENSIVE INCOME
                                            Currency Translation   Unrealized Holding   Minimum Pension
                                            Adjustment             Gain on Securities   Liability Adjustment   Total
    ----------------------------------------------------------------------------------------------------------------
    Balance at January 1, 1996 ....                $ 172               $  34                $ (32)             $ 174
    Change during the year ........                  (54)                (20)                  (4)               (78)
    ----------------------------------------------------------------------------------------------------------------
    Balance at December 31, 1996 ..                $ 118               $  14                $ (36)             $  96
    Change during the year ........                 (173)                 (4)                   4               (173)
    ----------------------------------------------------------------------------------------------------------------
    Balance at December 31, 1997 ..                $ (55)              $  10                $ (32)             $ (77)
    Change during the year ........                   (1)                  3                  (15)               (13)
    ----------------------------------------------------------------------------------------------------------------
    Balance at December 31, 1998 ..                $ (56)              $  13                $ (47)             $ (90)
    ================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars, except per-share amounts
---------------------------------------------

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
Chevron Corporation is an international company that, through its subsidiaries and affiliates, engages in fully integrated petroleum operations, chemicals operations and coal mining in the United States and approximately 90 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; transporting crude oil, natural gas and products by pipelines, marine vessels and motor equipment; refining crude oil into finished petroleum products; and marketing crude oil, natural gas and refined petroleum products. Chemicals operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

In preparing its consolidated financial statements, the company follows accounting policies that are in accordance with generally accepted accounting principles in the United States. This requires the use of estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While the company uses its best estimates and judgments, actual results could differ from these estimates as future confirming events occur.

The nature of the company's operations and the many countries in which it operates subject it to changing economic, regulatory and political conditions. Also, the company imports crude oil for its U.S. refining operations. The company does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentration of its activities.

Subsidiary and Affiliated Companies
-----------------------------------
The consolidated financial statements include the accounts of subsidiary companies more than 50 percent owned. Investments in and advances to affiliates in which the company has a substantial ownership interest of approximately 20 percent to 50 percent, or for which the company exercises significant influence but not control over policy decisions, are accounted for by the equity method. Under this accounting, remaining unamortized cost is increased or decreased by the company's share of earnings or losses after dividends.

Oil and Gas Accounting
----------------------
The successful efforts method of accounting is used for oil and gas exploration and production activities.

Derivatives
-----------
Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. Cash flows associated with these derivatives are reported with the underlying hedged transaction's cash flows. If, subsequent to being hedged, underlying transactions are no longer likely to occur, the related derivatives gains and losses are recognized currently in income. Gains and losses on derivatives contracts that do not qualify as hedges are recognized currently in "Other income."

Short-Term Investments
----------------------
All short-term investments are classified as available for sale and are in highly liquid debt securities. Those investments that are part of the company's cash management portfolio with original maturities of three months or less are reported as cash equivalents. The balance of the short-term investments is reported as "Marketable securities."

Inventories
-----------
Crude oil, petroleum products and chemicals are stated at cost, using a Last-In, First-Out (LIFO) method. In the aggregate, these costs are below market. Materials, supplies and other inventories generally are stated at average cost.

Properties, Plant and Equipment
-------------------------------
All costs for development wells, related plant and equipment, and proved mineral interests in oil and gas properties are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. All other exploratory wells and costs are expensed.

Long-lived assets, including proved oil and gas properties, are assessed for possible impairment by comparing their carrying values to the undiscounted future net before-tax cash flows. Impaired assets are written down to their fair values. For proved oil and gas properties in the United States, the company would typically perform the impairment review on an individual field basis. Outside the United States, reviews are performed on a country or concession basis. Impairment amounts are recorded as incremental depreciation expense in the period when the event occurred.

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

Environmental Expenditures
--------------------------
Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. Expenditures that create future benefits or contribute to future revenue generation are capitalized.

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

The company records the gross amount of its liability based on its best estimate of future costs using currently available technology and applying current regulations as well as the company's own internal environmental policies. Future amounts are not discounted. Recoveries or reimbursements are recorded as an asset when receipt is reasonably ensured.

Currency Translation
---------------------
The U.S. dollar is the functional currency for the company's consolidated operations as well as for substantially all operations of its equity method companies. For those operations, all gains or losses from currency transactions are currently included in income. The cumulative translation effects for the few equity affiliates using functional currencies other than the U.S. dollar are included in the currency translation adjustment in stockholders' equity.

Taxes
-----
Income taxes are accrued for retained earnings of international subsidiaries and corporate joint ventures intended to be remitted. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

Stock Compensation
------------------
The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"(APB Opinion 25) and related interpretations in accounting for stock options and presents in Note 19 pro forma net income and earnings per share data as if the accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS 123), had been applied.

Note 2. SPECIAL ITEMS AND OTHER FINANCIAL INFORMATION
-----------------------------------------------------
Net income is affected by transactions that are unrelated to or are not necessarily representative of the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year as well as affect comparability of results between years.

Listed below are categories of special items and their net increase (decrease) to net income, after related tax effects:


                                                         Year ended December 31
                                                 ------------------------------
                                                     1998       1997       1996
-------------------------------------------------------------------------------
Asset write-offs and revaluations
Asset impairments
- Oil and gas properties ......................     $ (50)     $ (68)     $ (68)
U.S. refining, marketing and
transportation assets .........................       (22)        --         --
U.K. refining and marketing assets ............        --         --       (200)
Chemicals assets ..............................       (19)       (10)       (12)
Real estate assets ............................        (9)        --        (29)
Computer and telecommunications
equipment .....................................       (59)        (8)       (12)
Other assets ..................................        --         --        (16)
                                                  -----------------------------
                                                     (159)       (86)      (337)
-------------------------------------------------------------------------------
Asset dispositions, net
Oil and gas properties ........................        (9)       240         80
U.K. refining and marketing exit ..............        --        (72)        --
Sale of domestic shipping assets ..............        --        (18)        --
Sale of chemicals affiliate ...................        --         33         --
Sale of two Caltex affiliate refineries .......        --         --        279
Dynegy merger .................................        --         --         32
                                                  -----------------------------
                                                       (9)       183        391
-------------------------------------------------------------------------------
Prior-year tax adjustments ....................       271        152         52
--------------------------------------------------------------------------------
Environmental remediation provisions, net .....       (39)       (35)       (54)
--------------------------------------------------------------------------------
Restructurings and reorganizations
Caltex affiliate ..............................       (43)        (6)       (14)
Dynegy affiliate ..............................        --        (54)        --
                                                  -----------------------------
                                                      (43)       (60)       (14)
-------------------------------------------------------------------------------
LIFO inventory (losses) gains .................       (25)         5         (4)
-------------------------------------------------------------------------------
Other, net
Settlement of insurance claims ................       105          7         --
Caltex write-off of
start-up costs (SOP 98-5) .....................       (25)        --         --
Litigation and regulatory issues* .............      (682)       (24)       (90)
Performance stock options .....................        --        (66)        --
Federal lease cost refund .....................        --         --         12
                                                  -----------------------------
                                                     (602)       (83)       (78)
-------------------------------------------------------------------------------
Total special items, after tax ................     $(606)     $  76      $ (44)
===============================================================================

*1998 includes provision related to Cities Service litigation.

Other financial information is as follows:

                                                         Year ended December 31
                                                  -----------------------------
                                                      1998       1997      1996
-------------------------------------------------------------------------------
Total financing interest and debt costs ........     $ 444      $ 411     $ 472
Less: capitalized interest .....................        39         99       108
                                                  -----------------------------
Interest and debt expense ......................       405        312       364
Research and development expenses ..............       187        179       182
Foreign currency (losses) gains* ...............     $ (47)     $ 246     $ (26)
===============================================================================

*Includes $(68), $177 and $(28) in 1998, 1997 and 1996, respectively, for the company's share of affiliates' foreign currency (losses) gains.

The excess of current cost (based on average acquisition costs for the year) over the carrying value of inventories for which the LIFO method is used was $584, $1,089 and $1,122 at December 31, 1998, 1997 and 1996, respectively.

Note 3. CUMULATIVE EFFECT ON NET INCOME FROM ACCOUNTING CHANGES
-----------------------------------------------------------------
In April 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which introduced a broad definition of items to expense as incurred for start-up activities, including new products/services, entering new territories, initiating new processes or commencing new operations. Chevron was substantially in compliance with the pronouncement, and it had no impact on the company's accounting practices. However, Caltex capitalized these types of costs for certain projects. Chevron, accordingly, restated its 1998 quarterly financial statements for its $25 share of the charge associated with Caltex's fourth quarter 1998 implementation of SOP 98-5, effective January 1, 1998.

In the fourth quarter 1998, Chevron changed its method of calculating certain Canadian deferred income taxes, effective January 1, 1998. The benefit from this change was $32 and resulted in the restatement of first quarter 1998 net income.

The net benefit to Chevron's restated first quarter 1998 net income from the cumulative effect of adopting SOP 98-5 by Caltex and the change in Chevron's method of calculating Canadian deferred taxes was immaterial.

Chevron also adopted other new accounting statements and positions during 1998, but these were not material to the company's results of operations or its consolidated balance sheet.

Note 4. INFORMATION RELATING TO THE CONSOLIDATED  STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------
The Consolidated Statement of Cash Flows excludes the following noncash transactions:

During 1997, the company's Venice, Louisiana, natural gas facilities were contributed to a partnership with Dynegy Inc. (Dynegy). An increase in "Investments and advances" from this merger is considered a noncash transaction and resulted primarily from the contribution of properties, plant and equipment.

During 1996, the company merged substantially all of its natural gas liquids and natural gas marketing businesses with Dynegy. The company received cash, a note and shares of Dynegy common stock and participating preferred stock in exchange for its contribution of net assets to Dynegy. Only the cash received is included in the Consolidated Statement of Cash Flows as "Proceeds from asset sales."

The major components of "Capital expenditures" and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity in affiliates, presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented below:

                                                         Year ended December 31
                                                -------------------------------
                                                   1998        1997        1996
-------------------------------------------------------------------------------
Additions to properties,
plant and equipment ........................    $ 3,678     $ 3,840     $ 3,250
Additions to investments ...................        306         153         195
Payments for other liabilities
and assets, net ............................       (104)        (94)        (21)
-------------------------------------------------------------------------------
Capital expenditures .......................      3,880       3,899       3,424
Expensed exploration expenditures ..........        438         462         400
Payments of long-term debt
and other financing obligations ............          2           6          33
-------------------------------------------------------------------------------
Capital and exploratory expenditures,
excluding equity affiliates ................    $ 4,320     $ 4,367     $ 3,857
===============================================================================

There have been other noncash transactions that have occurred during the years presented. These include the contribution of working capital balances in exchange for an equity interest in a newly formed entity; the acquisition of long-term debt in exchange for the termination of a capital lease obligation; the reissuance of treasury shares for management and employee compensation plans; and changes in assets, liabilities and stockholders' equity resulting from the accounting for the company's Employee Stock Ownership Plan (ESOP), minimum pension liability and market value adjustments on investments. The amounts for these transactions are not material in the aggregate in relation to the company's financial position.

"Other, net" operating activities in 1998 include a non-current provision for the Cities Service litigation.

Note 5. STOCKHOLDERS' EQUITY
------------------------------
Retained earnings at December 31, 1998 and 1997, include $2,121 and $2,272, respectively, for the company's share of undistributed earnings of equity affiliates.

In 1998, the company declared a dividend distribution of one Right to purchase Chevron Participating Preferred Stock. The Rights will be exercisable, unless redeemed earlier by the company, if a person or group acquires, or obtains the right to acquire, 10 percent or more of the outstanding shares of common stock or commences a tender or exchange offer that would result in acquiring 10 percent or more of the outstanding shares of common stock, either event occurring without the prior consent of the company. The amount of Chevron Series A Participating Preferred Stock that the holder of a Right is entitled to receive and the purchase price payable upon exercise of the Chevron Right are both subject to adjustment. The person or group who had acquired 10 percent or more of the outstanding shares of common stock without the prior consent of the company would not be entitled to this purchase.

The Rights will expire in November 2008, or they may be redeemed by the company at 1 cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the company. Five million shares of the company's preferred stock have been designated Series A Participating Preferred Stock and reserved for issuance upon exercise of the Rights. No event during 1998 made the Rights exercisable. Rights associated with a 1988 dividend distribution expired in 1998.

Note 6. FINANCIAL AND DERIVATIVE INSTRUMENTS
--------------------------------------------
Off-Balance-Sheet Risk
----------------------
The company utilizes a variety of derivative instruments, both financial and commodity-based, as hedges to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. Relatively straightforward and involving little complexity, the derivative instruments consist mainly of futures contracts traded on the New York Mercantile Exchange and the International Petroleum Exchange and of natural gas swap contracts entered into principally with major financial institutions. The futures contracts hedge anticipated crude oil purchases and sales and product sales, generally forecast to occur within a 60- to 90-day period. Natural gas swaps are used primarily to hedge firmly committed sales, and the terms of the swap contracts held at year-end 1998 have an average remaining maturity of 55 months. Gains and losses on these derivative instruments offset and are recognized concurrently with gains and losses from the underlying commodities.

In addition, the company in 1998 and 1997 entered into managed programs using swaps and options to take advantage of perceived opportunities for favorable price movements in natural gas. The results of these programs are reflected currently in income and were not material in 1998 or 1997.

The company enters into forward exchange contracts, generally with terms of 90 days or less, as a hedge against some of its foreign currency exposures, primarily anticipated purchase transactions forecast to occur within 90 days.

The company enters into interest rate swaps as part of its overall strategy to manage the interest rate risk on its debt. Under the terms of the swaps, net cash settlements, based on the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts, are made either semiannually or annually, and are recorded monthly as "Interest and debt expense." At December 31, 1998, there were three outstanding contracts, with remaining terms of between eight months and seven years.

Concentrations of Credit Risk
-----------------------------
The company's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash equivalents, marketable securities, derivative financial instruments and trade receivables.

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


Fair Value
----------
Fair values are derived either from quoted market prices where available or, in their absence, the present value of the expected cash flows. The fair values reflect the cash that would have been received or paid if the instruments were settled at year-end. At December 31, 1998 and 1997, the fair values of the financial and derivative instruments were as follows:

Long-term debt of $1,403 and $1,414 had estimated fair values of $1,485 and $1,481.

The notional principal amounts of the interest rate swaps totaled $700 and $1,050, with approximate fair values totaling $(21) and $(16). The notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms.

The company holds cash equivalents and U.S. dollar marketable securities in domestic and offshore portfolios. Eurodollar bonds, floating-rate notes, time deposits and commercial paper are the primary instruments held. Cash equivalents and marketable securities had fair values of $1,206 and $1,483. Of these balances, $362 and $828 classified as cash equivalents had average maturities under 90 days, while the remainder, classified as marketable securities, had average maturities of two years and three years.

For other derivatives the contract or notional values were as follows: Crude oil and products futures had net contract values of $33 and $4, approximating their fair values. Forward exchange contracts had contract values of $180 and $47, approximating their fair values. Gas swap contracts, based on notional gas volumes of approximately 67 and 75 billion cubic feet, had fair values approximating their face values. Deferred gains and losses that have been accrued on the Consolidated Balance Sheet are not material.

Note 7. SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC.
--------------------------------------------------------
At December 31, 1998, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and, effective February 1, 1998, the majority of the company's worldwide petrochemicals operations. In 1998, these operations were conducted primarily by three divisions: Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company, LLC. Prior to September 1, 1996, Chevron U.S.A. Inc.'s natural gas liquids operations were conducted by its Warren Petroleum Company division, and its natural gas marketing operations were conducted by Chevron U.S.A. Production Company. Beginning September 1, 1996, these operations are carried out through its 28 percent equity ownership in Dynegy. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented below:

                                                          Year ended December 31
                                               ---------------------------------
                                                  1998         1997         1996
--------------------------------------------------------------------------------
Sales and other operating revenues ......      $24,440      $28,130      $29,726
Total costs and other deductions ........       24,338       26,354       28,331
Net income ..............................          346        1,484        1,042
================================================================================


                                                                  At December 31
                                                      --------------------------
                                                          1998              1997
--------------------------------------------------------------------------------
Current assets .............................           $ 3,227           $ 2,854
Other assets ...............................            18,306            13,867
Current liabilities ........................             3,809             3,282
Other liabilities ..........................             6,517             4,966
Net equity .................................            11,207             8,473
================================================================================

Note 8. SUMMARIZED FINANCIAL DATA - CHEVRON TRANSPORT CORPORATION
-----------------------------------------------------------------
Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange

Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This information was derived from the financial statements prepared on a stand-alone basis in conformity with generally accepted accounting principles.

Separate CTC financial statements and other disclosures are omitted, as such information is not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at December 31, 1998.

                                                          Year ended December 31
                                                 -------------------------------
                                                     1998        1997*      1996
--------------------------------------------------------------------------------
Sales and other operating revenues ...........       $573        $544       $512
Total costs and other deductions .............        580         557        564
Net income ...................................         17          28         11
================================================================================

*Certain amounts were reclassified to conform to the 1998 and 1996 presentations.

                                                                  At December 31
                                                    ----------------------------
                                                           1998             1997
--------------------------------------------------------------------------------
Current assets ...............................             $270             $243
Other assets .................................              982              897
Current liabilities ..........................              898              666
Other liabilities ............................              284              311
Net equity ...................................               70              163
================================================================================

The 1998 decrease in "Net equity" was due primarily to the return of $110 million of paid-in capital to CTC's parent in partial settlement of a receivable balance.

Note 9. OPERATING SEGMENTS AND GEOGRAPHIC DATA
------------------------------------------------
Chevron manages its exploration and production; refining, marketing and transportation; and chemicals businesses separately. The company's primary country of operation is the United States, its country of domicile. The remainder of the company's operations is reported as International (outside the United States) since its activities in no other country meet the requirements for separate disclosure.

Segment Sales and Other Operating Revenues
--------------------------------------------
Revenues for the exploration and production segments are derived primarily from the production of crude oil and natural gas. Revenues for the refining, marketing and transportation segments are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Chemicals segment revenues are derived from the manufacture and sale of petrochemicals, plastic resins, and lube oil and fuel additives.

"All Other" activities include corporate administrative costs; worldwide cash management and debt financing activities; coal mining operations, which are held for sale; insurance operations, and real estate activities.

Reportable operating segment sales and other operating revenues, including internal transfers, for the years 1998, 1997 and 1996 are presented in the following table. Sales from the transfer of products between segments are at estimated market prices. Segment revenues are presented on the following table.

                                                  Year ended December 31
                                         -------------------------------
                                            1998        1997        1996
------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
United States
Crude oil ...........................    $     -    $     (3)   $    (36)
Natural gas .........................      1,599       1,978       2,742
Natural gas liquids .................        128         185         944
Other ...............................         12          20          59
Intersegment ........................      1,453       4,362       2,970
                                         -------------------------------
Total United States .................      3,192       6,542       6,679
------------------------------------------------------------------------
International
Refined products ....................          1           2          (2)
Crude oil ...........................      1,761       2,790       2,852
Natural gas .........................        505         590         558
Natural gas liquids .................         89         170         142
Other ...............................        130         116         133
Intersegment ........................      1,984       2,810       2,881
                                         -------------------------------
Total International .................      4,470       6,478       6,564
------------------------------------------------------------------------
TOTAL EXPLORATION
AND PRODUCTION ......................      7,662      13,020      13,243
------------------------------------------------------------------------
REFINING, MARKETING
AND TRANSPORTATION
United States
Refined products ....................     10,148      12,586      12,295
Crude oil ...........................      2,971       4,531       4,872
Natural gas liquids .................        100         158          48
Other ...............................        622         592         624
Excise taxes ........................      3,503       3,386       3,230
Intersegment ........................     (1,172)     (1,916)     (2,068)
                                        --------------------------------
Total United States .................     16,172      19,337      19,001
------------------------------------------------------------------------
International
Refined products ....................      1,312       2,998       3,493
Crude oil ...........................      3,049       3,978       4,709
Natural gas liquids .................          5          40          33
Other ...............................        299         390         367
Excise taxes ........................        213       2,188       1,959
Intersegment ........................         20          15          18
                                        --------------------------------
Total International .................      4,898       9,609      10,579
------------------------------------------------------------------------
TOTAL REFINING, MARKETING
AND TRANSPORTATION ..................     21,070      28,946      29,580
------------------------------------------------------------------------
CHEMICALS
United States
Products ............................      2,468       2,933       2,831
Excise taxes ........................          2           -           -
Intersegment ........................        121         112         105
                                        --------------------------------
Total United States .................      2,591       3,045       2,936
------------------------------------------------------------------------
International
Products ............................        568         559         556
Other ...............................         18          28          35
Excise taxes ........................         38          13          12
Intersegment ........................          1           2           2
                                        --------------------------------
Total International .................        625         602         605
------------------------------------------------------------------------
TOTAL CHEMICALS .....................      3,216       3,647       3,541
------------------------------------------------------------------------
ALL OTHER
United States - Coal ................        399         359         329
United States - Other ...............         (1)          8         (14)
International .......................          4           1          11
Intersegment - United States ........         52          47           -
Intersegment - International ........          2           -           -
------------------------------------------------------------------------
TOTAL ALL OTHER .....................        456         415         326
------------------------------------------------------------------------
Sales and Other Operating Revenues
- United States .....................     22,405      29,338      28,931
Sales and Other Operating Revenues
- International .....................      9,999      16,690      17,759
------------------------------------------------------------------------
Total Segment Sales and
Other Operating Revenues ............     32,404      46,028      46,690
------------------------------------------------------------------------
Elimination of Intersegment Sales ...     (2,461)     (5,432)     (3,908)
------------------------------------------------------------------------
Total Sales and
Other Operating Revenues ............   $ 29,943    $ 40,596    $ 42,782
========================================================================

Segment Earnings
----------------
The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; instead, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. Other than depreciation expense and deferred income taxes, there were no significant noncash items included in segment results. After-tax segment operating earnings for the years 1998, 1997 and 1996 are presented in the following table.

                                                         Year ended December 31
                                            -----------------------------------
                                               1998          1997          1996
-------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
United States ........................      $   365       $ 1,001       $ 1,087
International ........................          707         1,252         1,211
-------------------------------------------------------------------------------
TOTAL EXPLORATION
AND PRODUCTION .......................        1,072         2,253         2,298
-------------------------------------------------------------------------------
REFINING, MARKETING
AND TRANSPORTATION
United States ........................          572           601           193
International ........................           28           298           226
-------------------------------------------------------------------------------
TOTAL REFINING, MARKETING
AND TRANSPORTATION ...................          600           899           419
-------------------------------------------------------------------------------
CHEMICALS
United States ........................           79           138           147
International ........................           43            90            53
-------------------------------------------------------------------------------
TOTAL CHEMICALS ......................          122           228           200
-------------------------------------------------------------------------------
TOTAL SEGMENT INCOME .................        1,794         3,380         2,917
-------------------------------------------------------------------------------
Interest Expense .....................         (270)         (189)         (242)
Interest Income ......................           63            75            51
Other ................................         (248)          (10)         (119)
-------------------------------------------------------------------------------
NET INCOME ...........................      $ 1,339       $ 3,256       $ 2,607
===============================================================================
NET INCOME - UNITED STATES ...........      $   642       $ 1,622       $ 1,144
NET INCOME - INTERNATIONAL ...........      $   697       $ 1,634       $ 1,463
-------------------------------------------------------------------------------
TOTAL NET INCOME .....................      $ 1,339       $ 3,256       $ 2,607
===============================================================================

Segment  Income Taxes
---------------------
Segment income tax expense for the years 1998, 1997 and 1996 is as follows:

                                                         Year ended December 31
                                            -----------------------------------
                                               1998          1997          1996
-------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
United States ........................      $   164       $   559       $   521
International ........................          595         1,488         1,633
-------------------------------------------------------------------------------
TOTAL EXPLORATION
AND PRODUCTION .......................          759         2,047         2,154
-------------------------------------------------------------------------------
REFINING, MARKETING
AND TRANSPORTATION
United States ........................          309           346           122
International ........................           54             6            30
-------------------------------------------------------------------------------
TOTAL REFINING, MARKETING
AND TRANSPORTATION ...................          363           352           152
-------------------------------------------------------------------------------
CHEMICALS
United States ........................           25            77            72
International ........................           14            57            27
-------------------------------------------------------------------------------
TOTAL CHEMICALS ......................           39           134            99
-------------------------------------------------------------------------------
All Other ............................         (666)         (287)         (272)
-------------------------------------------------------------------------------
Total Income Tax expense .............      $   495       $ 2,246       $ 2,133
===============================================================================

Segment Assets
--------------
Segment assets do not include intercompany investments or intercompany receivables. "All Other" assets consist primarily of worldwide cash and marketable securities, company real estate, information systems, and coal mining assets. Segment assets at year-end 1998, 1997 and 1996 are as follows:

                                                          At December 31
                                                ------------------------
                                                    1998            1997
------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
United States ..........................         $ 6,026         $ 5,848
International ..........................          10,794           9,830
------------------------------------------------------------------------
TOTAL EXPLORATION
AND PRODUCTION .........................          16,820          15,678
------------------------------------------------------------------------
REFINING, MARKETING
AND TRANSPORTATION
United States ..........................           8,084           8,109
International ..........................           3,559           3,786
------------------------------------------------------------------------
TOTAL REFINING, MARKETING
AND TRANSPORTATION .....................          11,643          11,895
------------------------------------------------------------------------
CHEMICALS
United States ..........................           3,045           2,828
International ..........................             828             690
------------------------------------------------------------------------
TOTAL CHEMICALS ........................           3,873           3,518
------------------------------------------------------------------------
TOTAL SEGMENT ASSETS ...................          32,336          31,091
------------------------------------------------------------------------
ALL OTHER
United States ..........................           2,467           2,730
International ..........................           1,737           1,652
------------------------------------------------------------------------
TOTAL All OTHER ........................           4,204           4,382
------------------------------------------------------------------------
TOTAL ASSETS - UNITED STATES ...........          19,622          19,515
TOTAL ASSETS - INTERNATIONAL ...........          16,918          15,958
------------------------------------------------------------------------
TOTAL ASSETS ...........................         $36,540         $35,473
========================================================================

Investments in and earnings from affiliated companies are included in the segments in which the affiliates operate. Dynegy Inc. is included in U.S. exploration and production; P.T. Caltex Pacific Indonesia (CPI) and Tengizchevroil (TCO) are included in International exploration and production; and Caltex Corporation is included in International refining, marketing and transportation. The company's other affiliates are not material to any segment's assets or results of operations. Information on equity affiliates, including carrying value and equity earnings, is included in Note 12.

Additions to long-lived assets and depreciation expense, by operating segment, are included in Note 13.

Note 10. LITIGATION
-------------------
The company is a defendant in numerous lawsuits, including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices and others related to the use of the chemical MTBE in certain oxygenated gasolines. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the company's litigation matters, and losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of the lawsuits will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.

The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by

Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue at 9.55 percent per year while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly, the company recorded in 1998 results a litigation reserve of $637 million, substantially all of which pertained to this lawsuit. The ultimate outcome of this matter cannot be determined presently with certainty, and the company will seek further review of this case in the appropriate courts.


Note 11. LEASE COMMITMENTS
-----------------------------
Certain noncancelable leases are classified as capital leases, and the leased assets are included as part of "Properties, plant and equipment. "Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:

                                            At December 31
                                       -------------------
                                            1998      1997
----------------------------------------------------------
Exploration and Production ...........      $  5      $  5
Refining, Marketing and Transportation       757       756
----------------------------------------------------------
Total ................................       762       761
Less: accumulated amortization .......       398       371
----------------------------------------------------------
Net capitalized leased assets ........      $364      $390
==========================================================




At December 31, 1998, the future minimum lease payments under operating and capital leases are as follows:

                                                At December 31
                                        ----------------------------
                                        Operating            Capital
Year ..................................    Leases             Leases
--------------------------------------------------------------------
 1999 .................................    $  133             $   68
 2000 .................................       116                 61
 2001 .................................       109                 57
 2002 .................................       103                 53
 2003 .................................        98                 52
  Thereafter ..........................       284                709
--------------------------------------------------------------------
Total ..................................   $  843              1,000
--------------------------------------------------
  Less: amounts representing interest
  and executory costs ..................                         429
--------------------------------------------------------------------
  Net present values ...................                         571
  Less: capital lease obligations
  included in short-term debt ..........                         306
--------------------------------------------------------------------
  Long-term capital lease obligations ..                      $  265
====================================================================
  Future sublease rental income ........   $   17             $    -
====================================================================

Rental expenses incurred for operating leases during 1998, 1997 and 1996 were as follows:

                                           Year ended December 31
                                      ---------------------------
                                       1998       1997       1996
-----------------------------------------------------------------
Minimum rentals ...................... $503       $443       $438
Contingent rentals ...................    5          5          6
-----------------------------------------------------------------
Total ................................  508        448        444
Less: sublease rental income .........    3          5         15
-----------------------------------------------------------------
Net rental expense ................... $505       $443       $429
=================================================================

Contingent rentals are based on factors other than the passage of time, principally sales volumes at leased service stations. Certain leases include escalation clauses for adjusting rentals to reflect changes in price indices, renewal options ranging from one to 25 years, and/or options to purchase the leased property during or at the end of the initial lease period for the fair market value at that time.

Note 12. INVESTMENTS AND ADVANCES
---------------------------------
Chevron owns 50 percent each of P.T. Caltex Pacific Indonesia, an exploration and production company operating in Indonesia; Caltex Corporation, which, through its subsidiaries and affiliates, conducts refining and marketing activities in Asia, Africa, the Middle East, Australia and New Zealand; and American Overseas Petroleum Limited, which, through its subsidiary, manages certain of the company's operations in Indonesia. These companies and their subsidiaries and affiliates are collectively called the Caltex Group.

Tengizchevroil (TCO) is a joint venture formed in 1993 to develop the Tengiz and Korolev oil fields in Kazakhstan over a 40-year period. In April 1997, Chevron sold 10 percent of its interest in TCO to an affiliate of LUKoil, a Russian oil company, and ARCO. The sale reduced Chevron's ownership to 45 percent. The company has an obligation of $420, payable to the Republic of Kazakhstan upon the attainment of a dedicated export system with the capability of the greater of 260,000 barrels of oil per day or TCO's production capacity. This amount was included in the value of the investment, as the company believed at the time, and continues to believe, that its payment is beyond a reasonable doubt given the original intent and continuing commitment of both parties to realizing the full potential of the venture over its 40-year life.

Chevron owns 28 percent of Dynegy Inc., a gatherer, processor, transporter and marketer of energy products in North America and the United Kingdom, including natural gas, natural gas liquids, crude oil and electricity. The market value of Chevron's shares of Dynegy common stock at December 31, 1998, was $424 based on quoted closing market prices.

Equity in earnings, together with investments in and advances to companies accounted for using the equity method, and other investments accounted for at or below cost, are as follows:

                          Investments and Advances                 Equity in Earnings
                        -------------------------------------------------------------
                                    At December 31             Year ended December 31
                        -------------------------------------------------------------
                                  1998        1997(1)     1998         1997(1)   1996(1)
-------------------------------------------------------------------------------------
Exploration and
Production
 Tengizchevroil ..........      $1,455      $1,255      $   60       $  169    $  110
 Caltex Group ............         452         438         107          171       188
 Dynegy ..................         265         385          49          (17)       25
 Other ...................         134          77           4           13        (1)
-------------------------------------------------------------------------------------
   Total Exploration
    and Production .......       2,306       2,155         220          336       322
-------------------------------------------------------------------------------------
Refining, Marketing
and Transportation
 Caltex Group ............       1,751       1,863         (36)         252       408
 Other ...................         124          84          24           57         8
-------------------------------------------------------------------------------------
   Total Refining,
    Marketing and
     Transportation ......       1,875       1,947         (12)         309       416
-------------------------------------------------------------------------------------
Chemicals ................         135         132        --             25        32
All Other ................          74          54          20           18        (3)
-------------------------------------------------------------------------------------
  Total Equity Method           $4,390      $4,288      $  228       $  688    $  767
-------------------------------------------------------------------------------------
Other at or below cost             214         208
  Total Investments and
  Advances                      $4,604      $4,496
=====================================================================================

(1) Reclassified to conform to 1998 presentation

Effective October 1, 1997, Caltex's management changed the functional currency for its Korean and Japanese equity affiliates from their local currencies to the U.S. dollar, based on significantly changed economic facts and circumstances, primarily the changing regulatory environments in those countries.

The company received dividends and distributions of $254, $335 and $828 in 1998, 1997 and 1996, respectively, including $167, $207 and $735 from the Caltex Group. Also during 1998, Dynegy repaid a $155 loan to Chevron, which is reflected as a decrease in the company's investment in the affiliate.

The company's transactions with affiliated companies are summarized in the following table. These are primarily for the purchase of Indonesian crude oil from CPI, the sale of crude oil and products to Caltex Corp.'s refining and marketing companies, the sale of natural gas to Dynegy, and the purchase of natural gas and natural gas liquids from Dynegy.

                                                          Year ended December 31
                                                    1998        1997        1996
                                              ----------------------------------
Sales to Caltex Group ......................      $  772      $1,335      $1,708
Sales to Dynegy Inc. .......................       1,307       1,822         676
Sales to other affiliates ..................          26           8          18
--------------------------------------------------------------------------------
Total sales to affiliates ..................      $2,105      $3,165      $2,402
================================================================================
Purchases from Caltex Group ................      $  681      $  932      $1,022
Purchases from Dynegy Inc. .................         642         854         269
Purchases from other affiliates ............           2          16          41
--------------------------------------------------------------------------------
Total purchases from affiliates ............      $1,325      $1,802      $1,332
================================================================================

"Accounts and notes receivable" in the Consolidated Balance Sheet include $156 and $145 at December 31, 1998 and 1997, respectively, of amounts due from affiliated companies. "Accounts payable" include $41 and $57 at December 31, 1998 and 1997, respectively, of amounts due to affiliated companies.

The following tables summarize the combined financial information for the Caltex Group and all of the other equity-method companies, together with Chevron's share. Amounts shown for the affiliates are 100 percent.

                                                    Caltex Group              Other Affiliates               Chevron's Share
                                     ---------------------------------------------------------------------------------------
Year ended December 31 ...........      1998      1997      1996      1998      1997      1996      1998      1997      1996
----------------------------------------------------------------------------------------------------------------------------
Sales and other operating revenues   $16,969   $17,920   $16,895   $16,842   $16,574   $ 6,356   $14,029   $13,827   $10,218
Total costs and other deductions      16,655    17,147    15,991    16,430    15,770     5,829    13,371    13,118     9,573
Net income .......................       143       846     1,193       295       556       404       228       688       767
============================================================================================================================


                                                    Caltex Group             Other Affiliates                Chevron's Share
                                     ---------------------------------------------------------------------------------------
At December 31 ......                   1998      1997      1996      1998      1997     1996       1998      1997      1996
----------------------------------------------------------------------------------------------------------------------------
Current assets .......                $1,974    $2,521    $2,681    $3,326    $3,232   $3,286     $2,015    $2,289    $2,284
Other assets .........                 7,683     7,193     6,714     8,868     6,713    6,088      6,663     5,971     5,524
Current liabilities ..                 2,840     2,991     2,999     2,723     2,565    2,064      2,162     2,232     2,076
Other liabilities ....                 2,420     2,131     2,140     7,147     5,448    5,034      2,126     1,740     1,448
Net equity ...........                 4,397     4,592     4,256     2,324     1,932    2,276      4,390     4,288     4,284
============================================================================================================================

Note 13. PROPERTIES, PLANT AND EQUIPMENT
----------------------------------------

                                                             At December 31                          Year ended December 31
                            -----------------------------------------------------------------------------------------------
                           Gross Investment at Cost           Net Investment      Additions at Cost(1)    Depreciation Expense
                           ------------------------  -----------------------  -----------------------  -----------------------
                               1998    1997    1996     1998    1997    1996     1998    1997    1996     1998    1997    1996
------------------------------------------------------------------------------------------------------------------------------
Exploration and Production
United States ............. $18,372 $18,104 $17,742  $ 5,237 $ 5,052 $ 4,849  $ 1,000 $ 1,166 $   974  $   818 $   887 $   785
International .............  12,755  11,752  10,516    7,148   6,691   6,026    1,221   1,310   1,231      730     634     581
------------------------------------------------------------------------------------------------------------------------------
Total Exploration
and Production ............  31,127  29,856  28,258   12,385  11,743  10,875    2,221   2,476   2,205    1,548   1,521   1,366
------------------------------------------------------------------------------------------------------------------------------
Refining, Marketing
and Transportation
 United States ............  11,793  11,378  11,186    6,268   6,186   6,295      665     538     415      483     464     472
 International ............   2,005   2,063   2,259    1,139   1,210   1,387       50      57      70       81     111     115
------------------------------------------------------------------------------------------------------------------------------
Total Refining, Marketing
  and Transportation ......  13,798  13,441  13,445    7,407   7,396   7,682      715     595     485      564     575     587
------------------------------------------------------------------------------------------------------------------------------
Chemicals
  United States ...........   3,436   3,039   2,587    2,211   1,931   1,552      385     470     376      109      92     138
  International ...........     662     549     393      414     309     163      116     157      37       10      12      24
------------------------------------------------------------------------------------------------------------------------------
Total Chemicals ...........   4,098   3,588   2,980    2,625   2,240   1,715      501     627     413      119     104     162
------------------------------------------------------------------------------------------------------------------------------
All Other(2) ..............   2,314   2,348   2,253    1,312   1,292   1,224      202     110      93       89     100     101
------------------------------------------------------------------------------------------------------------------------------
Total United States .......  35,915  34,867  33,764   15,028  14,461  13,920    2,252   2,284   1,858    1,499   1,543   1,496
Total International .......  15,422  14,366  13,172    8,701   8,210   7,576    1,387   1,524   1,338      821     757     720
------------------------------------------------------------------------------------------------------------------------------
Total ..................... $51,337 $49,233 $46,936  $23,729 $22,671 $21,496  $ 3,639 $ 3,808 $ 3,196  $ 2,320 $ 2,300 $ 2,216
==============================================================================================================================

(1) Net of dry hole expense related to prior years' expenditures of $40, $31 and $55 in 1998, 1997 and 1996, respectively.

(2) Primarily coal assets, real estate assets and management information systems.

Expenses for maintenance and repairs were $833, $738 and $626 in 1998, 1997 and 1996, respectively.

Note 14. TAXES
--------------

                                     Year ended December 31
                                 --------------------------
                                     1998     1997     1996
-----------------------------------------------------------
Taxes other than on income
 United States
 Excise taxes on products
  and merchandise ..............   $3,505   $3,386   $3,231
 Property and other
  miscellaneous taxes ..........      262      274      274
 Payroll taxes .................      129      123      123
 Taxes on production ...........       92      118      121
-----------------------------------------------------------
    Total United States ........    3,988    3,901    3,749
-----------------------------------------------------------
 International
 Excise taxes on products
  and merchandise ..............      251    2,201    1,971
 Property and other
  miscellaneous taxes ..........      137      185      157
 Payroll taxes .................       26       23       26
 Taxes on production ...........        9       10        5
-----------------------------------------------------------
    Total International ........      423    2,419    2,159
-----------------------------------------------------------
Total taxes other than on income   $4,411   $6,320   $5,908
===========================================================

U.S. federal income tax expense was reduced by $84, $93 and $77 in 1998, 1997 and 1996, respectively, for low-income housing and other business tax credits.

In 1998, before-tax income, including related corporate and other charges, for U.S. operations was $728, compared with $2,054 in 1997 and $1,631 in 1996. For international operations, before-tax income was $1,106, $3,448 and $3,109 in 1998, 1997 and 1996, respectively.

The deferred income tax provisions included costs of $470, $304 and $204 related to properties, plant and equipment in 1998, 1997 and 1996, respectively.

                                     Year ended December 31
                                  -------------------------
                                     1998     1997     1996
-----------------------------------------------------------
Taxes on income
U.S. federal
  Current ......................   $ (176)  $  369   $  360
  Deferred .....................       71      357      165
  State and local ..............       20       81       59
-----------------------------------------------------------
      Total United States ......      (85)     807      584
-----------------------------------------------------------
International
  Current ......................      385    1,174    1,356
  Deferred .....................      195      265      193
-----------------------------------------------------------
      Total International ......      580    1,439    1,549
-----------------------------------------------------------
Total taxes on income ..........   $  495   $2,246   $2,133
===========================================================

The company's effective income tax rate varied from the U.S. statutory federal income tax rate because of the following:

                                                    Year ended December 31
                                             -----------------------------
                                                1998       1997       1996
--------------------------------------------------------------------------
Statutory U.S. federal income tax rate ..       35.0%      35.0%      35.0%
Effect of income taxes from international
  operations in excess of taxes at the
  U.S. statutory rate ...................        7.6        9.6       16.8
State and local taxes on income, net
  of U.S. federal income tax benefit ....        0.2        1.3        0.9
Prior-year tax adjustments ..............       (4.5)      (0.3)      (0.2)
Tax credits .............................       (4.6)      (1.7)      (1.6)
Other ...................................       (6.4)      (1.7)      (3.6)
--------------------------------------------------------------------------
  Consolidated companies ................       27.3       42.2       47.3
Effect of recording equity in income
  of certain affiliated companies
  on an after-tax basis .................       (0.3)      (1.4)      (2.3)
--------------------------------------------------------------------------
  Effective tax rate ....................       27.0%      40.8%      45.0%
==========================================================================

The reduction in the 1998 effective rate from prior-year tax adjustments primarily reflects a benefit from the finalization of the company's 1997 tax return. The additional reduction in the effective tax rate in 1998 from tax credits reflects a larger proportion of before-tax income in 1998 than 1997 and 1996 from similar amounts of tax credits. The other effects on the 1998 effective tax rate consist primarily of the utilization of additional capital loss benefits, the settlement of outstanding issues and permanent differences.

The company records its deferred taxes on a tax jurisdiction basis and classifies those net amounts as current or noncurrent based on the balance sheet classification of the related assets or liabilities.

At December 31, 1998 and 1997, deferred taxes were classified in the Consolidated Balance Sheet as follows:


                                                                 At December 31
                                                       ------------------------
                                                             1998          1997
-------------------------------------------------------------------------------
Prepaid expenses and other current assets ..........      $   (30)      $   (13)
Deferred charges and other assets ..................         (264)         (181)
Federal and other taxes on income ..................         --              79
Noncurrent deferred income taxes ...................        3,645         3,215
-------------------------------------------------------------------------------
Total deferred income taxes, net ...................      $ 3,351       $ 3,100
===============================================================================

The reported deferred tax balances are composed of the following deferred tax liabilities (assets):

                                                                 At December 31
                                                     --------------------------
                                                            1998           1997
-------------------------------------------------------------------------------
Properties, plant and equipment ..................       $ 5,150        $ 4,724
Inventory ........................................           144            151
Miscellaneous ....................................           184            200
-------------------------------------------------------------------------------
  Total deferred tax liabilities .................         5,478          5,075
-------------------------------------------------------------------------------
Abandonment/environmental reserves ...............          (774)          (872)
Employee benefits ................................          (592)          (596)
AMT/other tax credits ............................          (354)          (362)
Other accrued liabilities ........................          (408)          (202)
Miscellaneous ....................................          (294)          (382)
-------------------------------------------------------------------------------
  Total deferred tax assets ......................        (2,422)        (2,414)
-------------------------------------------------------------------------------
Deferred tax assets valuation allowance ..........           295            439
-------------------------------------------------------------------------------
Total deferred taxes, net ........................       $ 3,351        $ 3,100
===============================================================================

It is the company's policy for subsidiaries included in the U.S. consolidated tax return to record income tax expense as though they filed separately, with the parent recording the adjustment to income tax expense for the effects of consolidation.

Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $4,558 at December 31, 1998. Substantially all of this amount represents earnings reinvested as part of the company's ongoing business. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. The company estimates withholding taxes of approximately $186 would be payable upon remittance of these earnings.

Note 15. SHORT-TERM DEBT
------------------------
Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.

The company has entered into interest rate swaps on a portion of its short-term debt. At December 31, 1998 and 1997, the company had swapped notional amounts of $700 and $1,050 of floating rate debt to fixed rates. The effect of these swaps on the company's interest expense was not material.

                                                                 At December 31
                                                          ---------------------
                                                              1998         1997
-------------------------------------------------------------------------------
Commercial paper (1) .................................     $ 4,875      $ 3,352
Current maturities of long-term debt .................         123          303
Current maturities of long-term capital leases .......          33           35
Redeemable long-term obligations
Long-term debt .......................................         301          304
Capital leases .......................................         273          273
Notes payable ........................................         285           95
-------------------------------------------------------------------------------
 Subtotal (2) ........................................       5,890        4,362
Reclassified to long-term debt .......................      (2,725)      (2,725)
-------------------------------------------------------------------------------
Total short-term debt ................................     $ 3,165      $ 1,637
===============================================================================

(1) Weighted-average interest rates at December 31, 1998 and 1997, were 5.6% and 6.1%, respectively, including the effect of interest rate swaps.
(2) Weighted-average interest rates at December 31, 1998 and 1997, were 5.8% and 6.0%, respectively, including the effect of interest rate swaps.

Note 16.LONG-TERM DEBT
----------------------
Chevron and one of its wholly owned subsidiaries each have "shelf" registrations on file with the Securities and Exchange Commission that together would permit the issuance of $1,300 of debt securities pursuant to Rule 415 of the Securities Act of 1933.

At year-end 1998, the company had $4,050 of committed credit facilities with banks worldwide, $2,725 of which had termination dates beyond one year. The facilities support the company's commercial paper borrowings. Interest on any borrowings under the agreements is based on either the London Interbank Offered Rate or the Reserve Adjusted Domestic Certificate of Deposit Rate. No amounts were outstanding under these credit agreements during the year or at year-end.

At December 31, 1998 and 1997, the company classified $2,725 of short-term debt as long-term. Settlement of these obligations is not expected to require the use of working capital in 1999, as the company has both the intent and ability to refinance this debt on a long-term basis.

Consolidated long-term debt maturing in each of the five years after December 31, 1998, is as follows: 1999-$123, 2000-$229, 2001-$141, 2002-$152 and
2003-$164.

                                                                 At December 31
                                                         ----------------------
                                                              1998         1997
-------------------------------------------------------------------------------
8.11% amortizing notes due 2004 (1) ..................     $   690      $   750
7.45% notes due 2004 .................................         349          349
7.61% amortizing bank loans due 2003 .................         172          200
5.6%notes due 1998 ...................................        --            190
6.92% bank loans due 2005 ............................          51           51
9.75% sinking-fund debentures due 2017 (2) ...........        --             38
LIBOR-based bank loan due 2000 .......................         100         --
Other foreign currency obligations (4.5%) (3) ........          94           85
Other long-term debt (5.3%) (3) ......................          70           54
-------------------------------------------------------------------------------
Total including debt due within one year .............       1,526        1,717
Debt due within one year .............................        (123)        (303)
Reclassified from short-term debt ....................       2,725        2,725
-------------------------------------------------------------------------------
Total long-term debt .................................     $ 4,128      $ 4,139
===============================================================================

(1)  Guarantee of ESOP debt.
(2) Retired in 1998 through use of sinking fund provisions specified in the Bond Prospectus Supplement.
(3) Less than $50 individually; weighted-average interest rates at December 31, 1998.

Note 17. OTHER COMPREHENSIVE INCOME
-----------------------------------
The components of changes in other comprehensive income and the related tax effects, including the company's share of equity affiliates, are shown below.

                                                         Year ended December 31
                                                    ---------------------------
                                                       1998      1997      1996
-------------------------------------------------------------------------------
Currency translation adjustment
Before-tax change ................................    $  (1)    $(173)    $ (54)
Tax benefit (expense) ............................     --        --        --
                                                    ---------------------------
Change, net of tax ...............................       (1)     (173)      (54)

Unrealized holding gain (loss) on securities
Before-tax change ................................        3       (11)      (38)
Tax benefit (expense) ............................     --           7        18
                                                    ---------------------------
Change, net of tax ...............................        3        (4)      (20)

Minimum pension liability adjustment
Before-tax change ................................      (24)        6        (6)
Tax benefit (expense) ............................        9        (2)        2
                                                    ---------------------------
Change, net of tax ...............................      (15)        4        (4)

TOTAL OTHER COMPREHENSIVE INCOME
Before-tax change ................................    $ (22)    $(178)    $ (98)
Tax benefit (expense) ............................        9         5        20
                                                    ---------------------------
Change, net of tax ...............................    $ (13)    $(173)    $ (78)
===============================================================================

Note 18. EMPLOYEE BENEFIT PLANS
-------------------------------
Pension Plans
The company has defined benefit pension plans for most employees and provides for certain health care and life insurance plans for active and qualifying retired employees. The company's policy is to fund the minimum necessary to satisfy requirements of the Employee Retirement Income

Security Act for the company's pension plans. The company's annual contributions for medical and dental benefits are limited to the lesser of actual medical claims or a defined fixed per-capita amount. Life insurance benefits are paid by the company, and annual contributions are based on actual plan experience. Non-funded pension and postretirement benefits are paid directly when incurred; accordingly, these payments are not reflected as changes in Plan assets in the table below.

The status of the company's pension plans and other postretirement benefit plans for 1998 and 1997 is as follows:

                                      Pension Benefits         Other Benefits
                                   -------------------------------------------
                                      1998        1997        1998        1997
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1    $ 4,069     $ 3,773     $ 1,362     $ 1,236
Service cost ...................       113         106          19          17
Interest cost ..................       275         274          93          90
Plan participants' contributions         1           2        --          --
Plan amendments ................      --          --          --          --
Actuarial loss .................       248         336          72          94
Foreign currency exchange
rate changes ...................       (10)        (29)       --          --
Benefits paid ..................      (418)       (405)        (78)        (75)
Special termination
benefits .......................      --            12        --          --
                                   -------------------------------------------
Benefit obligation
at December 31 .................     4,278       4,069       1,468       1,362
------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets
at January 1 ...................     4,454       4,149        --          --
Actual return on plan assets ...       675         699        --          --
Foreign currency exchange
rate changes ...................        (6)        (24)       --          --
Employer contribution ..........        11          10        --          --
Plan participants' contribution          1           2        --          --
Benefits paid ..................      (394)       (382)       --          --
                                   -------------------------------------------
Fair value of plan assets
at December 31 .................     4,741       4,454        --          --
------------------------------------------------------------------------------
Funded status ..................       463         385      (1,468)     (1,362)
Unrecognized net actuarial gain       (155)       (115)        (46)       (124)
Unrecognized prior service cost         88         102        --          --
Unrecognized net transitional
assets .........................       (85)       (127)       --          --
------------------------------------------------------------------------------
Total recognized at December 31    $   311     $   245     $(1,514)    $(1,486)
==============================================================================
Amounts recognized in the
Consolidated Balance Sheet
at December 31:
Prepaid benefit cost ...........   $   524     $   437     $  --       $  --
Accrued benefit liability ......      (298)       (259)     (1,514)     (1,486)
Intangible asset ...............        12          18        --          --
Accumulated other
comprehensive income (1) .......        73          49        --          --
                                   -------------------------------------------
Net amount recognized ..........   $   311     $   245     $(1,514)    $(1,486)
==============================================================================
Weighted-average assumptions
as of December 31
Discount rate ..................       6.7%        7.3%        6.8%        7.0%
Expected return on plan assets .       9.1%        9.1%       --          --
Rate of compensation increase ..       4.6%        5.2%        4.5%        5.0%
==============================================================================

(1) Accumulated other comprehensive income includes deferred income taxes of $26 and $17 in 1998 and 1997, respectively.

For measurement purposes, separate health care cost-trend rates were utilized for pre-age 65 and post-age 65 retirees. The 1999 annual rates of change were assumed to be 4.6 percent and 10.8 percent, respectively, before gradually converging to the average ultimate rate of 5.1 percent in 2013 for both pre-age 65 and post-age 65. A one-percentage-point change in the assumed health care rates would have had the following effects:

                                          One-Percentage-    0ne-Percentage-
                                           Point Increase     Point Decrease
----------------------------------------------------------------------------
Effect on total service and interest
   cost components                                $   19             $  (15)
Effect on postretirement benefit
   obligation                                     $  149             $ (121)
----------------------------------------------------------------------------

The components of net periodic benefit cost for 1998, 1997 and 1996 were:

                                 Pension Benefits            Other Benefits
                             --------------------------------------------------
                              1998     1997     1996     1998     1997     1996
-------------------------------------------------------------------------------
Service cost .............   $ 113    $ 106    $ 104    $  19    $  17    $  19
Interest cost ............     275      274      271       93       90       91
Expected return on
plan assets ..............    (397)    (371)    (351)    --       --       --
Amortization of
transitional assets ......     (38)     (40)     (42)    --       --       --
Amortization of prior-
service costs ............      14       14       13     --       --       --
Recognized actuarial
(gains) losses ...........       4        4        6       (5)     (11)      (8)
                             --------------------------------------------------
Net periodic benefit cost    $ (29)   $ (13)   $   1    $ 107    $  96    $ 102
===============================================================================

Settlement gains in 1998, 1997 and 1996, related to lump-sum payments, totaled $11, $29 and $28, respectively. Curtailment gains were immaterial.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $408, $364 and $87, respectively, at December 31, 1998, and $301, $258 and $6, respectively at December 31, 1997.

Profit Sharing/Savings Plan
Eligible employees of the company and certain of its subsidiaries who have completed one year of service may participate in the Profit Sharing/Savings Plan. Charges to expense for the profit sharing part of the Profit Sharing/Savings Plan were $60, $79 and $92 in 1998, 1997 and 1996, respectively. Commencing in October 1997, the company's Savings Plus Plan contributions are being funded with leveraged ESOP shares.

Employee Stock Ownership Plan (ESOP)
In December 1989, the company established a leveraged ESOP as part of the Profit Sharing/Savings Plan. The ESOP Trust Fund borrowed $1,000 and purchased 28.2 million previously unissued shares of the company's common stock. The ESOP provides a partial pre-funding of the company's future commitments to the profit sharing part of the plan, which will result in annual income tax savings for the company. The ESOP is expected to satisfy most of the company's obligations to the profit sharing part of the plan during the next six years.

As permitted by AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the company has elected to continue its practices, which are based on Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," and subsequent consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as deferred compensation in the Consolidated Balance Sheet and Statement of Stockholders' Equity. The company reports compensation expense equal to the ESOP debt principal repayments less dividends received by the ESOP. Interest incurred on the ESOP debt is recorded as interest expense. Dividends paid on ESOP shares are reflected as a reduction of retained earnings. All ESOP shares are considered outstanding for earnings-per-share computations.

The company recorded expense for the ESOP of $58, $53 and $61 in 1998, 1997 and 1996, respectively, including $56, $61 and $65 of interest expense related to the ESOP debt. All dividends paid on the shares held by the ESOP are used to service the ESOP debt. The dividends used were $57, $57 and $53 in 1998, 1997 and 1996, respectively.

The company made contributions to the ESOP of $60, $55 and $62 in 1998, 1997 and 1996, respectively, to satisfy ESOP debt service in excess of dividends received by the ESOP. The ESOP shares were pledged as collateral for its debt. Shares are released from a suspense account and allocated to profit sharing accounts of Plan participants, based on the debt service deemed to be paid in the year in proportion to the total of current year and remaining debt service. The charge (credit) to compensation expense was $2, $(8) and $(4) in 1998, 1997 and 1996, respectively. The ESOP shares as of December 31, 1998 and 1997, were as follows:

Thousands                                                 1998              1997
--------------------------------------------------------------------------------
  Allocated shares .........................            10,819             9,287
  Unallocated shares .......................            14,087            15,929
--------------------------------------------------------------------------------
  Total ESOP shares ........................            24,906            25,216
================================================================================

Management Incentive Plans
The company has two incentive plans, the Management Incentive Plan (MIP) and the Long-Term Incentive Plan (LTIP) for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. The MIP is an annual cash incentive plan that links awards to performance results of the prior year. The cash awards may be deferred by conversion to stock units or, beginning with awards deferred in 1996, stock units or other investment fund alternatives. Awards under the LTIP may take the form of, but are not limited to, stock options, restricted stock, stock units and nonstock grants. Charges to expense for the combined management incentive plans, excluding expense related to LTIP stock options, which is discussed in
Note 19, "Stock Options," were $28, $55 and $36 in 1998, 1997 and 1996, respectively.

Chevron Success Sharing
The company has a program that provides eligible employees with an annual cash bonus if the company achieves certain financial and safety goals. The total maximum payout under the program is 8 percent of the employee's annual salary. Charges for the program were $51, $116 and $72 in 1998, 1997 and 1996, respectively.

Note 19. STOCK OPTIONS
----------------------
The company applies APB Opinion No. 25 and related interpretations in accounting for stock options awarded under its Broad-Based Employee Stock Option Programs and its Long-Term Incentive Plan, which are described below. Had compensation cost for the company's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS No. 123, the company's net income and earnings per share for 1998, 1997 and 1996 would have been the pro forma amounts indicated below:

                                                   1998      1997      1996
---------------------------------------------------------------------------
Net Income         As reported ...........      $ 1,339   $ 3,256   $ 2,607
                   Pro forma .............      $ 1,294   $ 3,302   $ 2,610
Earnings per share As reported - basic....      $  2.05   $  4.97   $  3.99
                               - diluted .      $  2.04   $  4.95   $  3.98
                   Pro forma   - basic....      $  1.98   $  5.04   $  3.99
                               - diluted .      $  1.97   $  5.02   $  3.98
===========================================================================

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

A summary of the status of stock options awarded under the company's LTIP, excluding awards granted with terms similar to the broad-based employee stock options, for 1998, 1997 and 1996 is presented below:

                                                   Weighted-
                                                     Average
                                       Options      Exercise
                                        (000s)         Price
------------------------------------------------------------
Outstanding at December 31, 1995       7,087       $   41.46
============================================================
Granted ........................         952           66.00
Exercised ......................        (698)          38.91
Forfeited ......................         (64)          49.45
------------------------------------------------------------
Outstanding at December 31, 1996       7,277       $   44.84
============================================================
Granted ........................       1,802           80.78
Exercised ......................        (710)          38.66
Forfeited ......................        (107)          72.18
------------------------------------------------------------
Outstanding at December 31, 1997       8,262       $   52.86
============================================================
Granted ........................       1,872           79.13
Exercised ......................        (796)          40.47
Forfeited ......................        (104)          80.69
------------------------------------------------------------
Outstanding at December 31, 1998       9,234       $   58.94
============================================================
Exercisable at December 31
                            1996       6,330       $   41.68
                            1997       6,504       $   45.31
                            1998       7,379       $   53.86
============================================================

The weighted-average fair market value of options granted in 1998, 1997 and 1996 was $21.10, $17.64 and $14.18 per share, respectively. The fair market value of each option on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 4.5, 6.1 and 6.4 percent; dividend yield of 3.1, 2.8 and 3.3 percent; volatility of 28.6, 15.2 and 16.1 percent and expected life of seven years in all years.

As of December 31, 1998, 9,234,463 shares were under option at exercise prices ranging from $31.9375 to $84.8750 per share. The following table summarizes information about stock options outstanding under the LTIP, excluding awards granted with terms similar to the broad-based employee stock options, at December 31, 1998:

                     Options Outstanding                        Options Exercisable
             ----------------------------------------------------------------------
                               Weighted-
                                 Average     Weighted-                    Weighted-
  Range of          Number     Remaining       Average        Number        Average
  Exercise     Outstanding   Contractual      Exercise   Exercisable       Exercise
    Prices          (000s)  Life (Years)         Price        (000s)          Price
-----------------------------------------------------------------------------------
$31 to $41          1,102           2.90     $   34.66         1,102      $   34.66
 41 to  51          3,791           5.64         45.00         3,791          45.00
 51 to  61             19           7.33         56.75            19          56.75
 61 to  71            810           7.83         66.25           810          66.25
 71 to  81          3,489           9.34         79.91         1,657          80.82
 81 to  91             23           9.40         82.77           --             --
-----------------------------------------------------------------------------------
$31 to $91          9,234           6.92     $   58.94         7,379      $   53.86
===================================================================================

Broad-Based Employee Stock Options
In 1996, the company granted to all eligible employees an option for 150 shares of stock or equivalents at an exercise price of $51.875 per share. In addition, a portion of the awards granted under the LTIP had terms similar to the broad-based employee stock options. When the options were issued in February 1996, vesting was contingent upon one of two conditions being met: by December 31, 1998, the price of Chevron stock closed at or above $75.00 per share for three consecutive business days or, alternatively, the company had the highest annual total stockholder return of its competitor group for the years 1994 through 1998. The options vested in June 1997 when the share price performance condition was met.

Options for 7,204,800 shares, including similar-termed LTIP awards, were granted in 1996. Forfeitures of options for 302,500 shares reduced the outstanding option shares to 6,902,300 at December 31, 1996. In 1997, exercises of 4,171,300 and forfeitures of 517,550 had reduced the outstanding option shares to 2,213,450 at year-end 1997. In 1998, exercises of 1,361,000 and forfeitures of 10,800 had reduced the outstanding option shares to 841,650 at year-end 1998. Unexercised options expire on March 31, 1999. Under APB Opinion No. 25, the company recorded expenses of $125 and $29 for these options in 1997 and 1996, respectively.

The fair market value of each option share on the date of grant under SFAS No. 123 was estimated at $5.66 using a binomial option-pricing model with the following assumptions: risk-free interest rate of 5.1 percent, dividend yield of
4.2 percent, expected life of three years and a volatility of 20.9 percent.

In 1998, the company announced a new broad-based Employee Stock Option Program that granted to all eligible employees an option that varied from 100 to 300 shares of stock or equivalents, dependent on the employee's salary or job grade. These options were to vest in two years or, if the company had the highest total stockholder return among its competitor group for the years 1994 through 1998, in one year. Since the stockholders' return performance condition was not met, the options will vest in February 2000. Options for 4,820,800 shares were awarded at an exercise price of $76.3125 per share. Forfeitures of options for 270,650 shares reduced the outstanding option shares to 4,550,150 at December 31, 1998, at which date none was exercisable. The options expire on February 11, 2008. Under APB Opinion No. 25, the company recorded expense of $2 for these options in 1998.

The fair value of each option share on the date of grant under SFAS No. 123 was estimated at $19.08 using the average results of Black-Scholes models for the preceding 10 years. The 10-year averages of each assumption used by the Black-Sholes models were: risk-free interest rate of 7.0 percent, dividend yield of 4.2 percent, expected life of seven years and a volatility of 24.7 percent.

Note 20. Earnings per Share (EPS)
---------------------------------
Basic EPS includes the effects of award and salary deferrals that are invested in Chevron stock units by certain officers and employees of the company. Diluted EPS includes the effects of these deferrals as well as the dilutive effects of outstanding stock options awarded under the LTIP and Broad-Based Employee Stock Option Program (See Note 19. Stock Options). The following table sets forth the computation of basic and diluted EPS:

                                                                      1998                         1997                        1996
                                               ------------------------------------------------------------------------------------
                                                  Net    Shares  Per-Share     Net     Shares Per-Share     Net    Shares Per-Share
                                               Income (millions)    Amount  Income  (millions)   Amount  Income (millions)   Amount
-----------------------------------------------------------------------------------------------------------------------------------
Net income ................................... $1,339                       $3,256                       $2,607
Weighted-average common shares outstanding ...            653.7                         655.0                       652.8
Dividend equivalents
   paid on Chevron stock units................      3                            2                            3
Deferred awards held as Chevron stock units ..              1.2                           1.3                          1.4
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EPS COMPUTATION ........................ $1,342     654.9     $ 2.05  $3,258      656.3    $ 4.97  $2,610      654.2   $ 3.99
Dilutive effects of stock options ............              2.2                           2.1                          1.2
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS COMPUTATION ...................... $1,342     657.1     $ 2.04  $3,258      658.4    $ 4.95  $2,610      655.4   $ 3.98
===================================================================================================================================

Note 21. OTHER CONTINGENCIES AND COMMITMENTS
-----------------------------------------------
The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1987 and 1991, respectively.

In June 1997, Caltex Corporation received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. Caltex believes the underlying excise tax claim is wrong, and therefore the claim for penalties and interest is wrong. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex is challenging the claim and fully expects to prevail. In early 1998, Caltex provided an initial letter of credit for $2.33 billion to the IRS to pursue the claim. The letter of credit was renewed in February 1999 for $2.52 billion. Caltex's owners, Chevron and Texaco, guaranteed the letter of credit.

Settlement of open tax years is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

At December 31, 1998, the company and its subsidiaries, as direct or indirect guarantors, had contingent liabilities of $79 for notes of affiliated companies and $106 for notes of others.

The company and its subsidiaries have certain contingent liabilities relating to long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements. The aggregate amounts of required payments under these various commitments are: 1999-$314; 2000-$280; 2001-$248; 2002-$231; 2003-$185;
2004 and after-$546. Total payments under the agreements were $201 in 1998, $243 in 1997 and $177 in 1996.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

The results of operations and financial position of certain equity affiliates may be affected by its business activities involving the use of derivative instruments.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Norway, Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Indonesia and Venezuela. The company's Caltex affiliates have significant operations in Indonesia, Korea, Japan, Australia, Thailand, the Philippines, Singapore and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan.

          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
       ------------------------------------------------------------------
                                    Unaudited

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

 TABLE I - COSTS INCURRED IN EXPLORATION, PROPERTY ACQUISITIONS
            AND DEVELOPMENT(1)

                                           Consolidated Companies    Affiliated Companies
                                ---------------------------------    --------------------
Millions of dollars               U.S.   Africa    Other    Total         CPI       TCO      Worldwide
------------------------------------------------------------------------------------------------------
    Year Ended December 31, 1998
    Exploration
      Wells .................   $  350   $  108   $  101   $  559      $    3      $   --    $     562
      Geological and geophysical    49       31      112      192          16          --          208
      Rentals and other .....       44       23       53      120          --          --          120
------------------------------------------------------------------------------------------------------
      Total exploration .....      443      162      266      871          19          --          890
------------------------------------------------------------------------------------------------------
    Property acquisitions (2)
      Proved (3) ............       12       --       --       12          --          --           12
      Unproved ..............       58       --       14       72          --          --           72
------------------------------------------------------------------------------------------------------
      Total property acquisition    70       --       14       84          --          --           84
------------------------------------------------------------------------------------------------------
    Development .............      680      561      411    1,652         156         120        1,928
------------------------------------------------------------------------------------------------------
    Total Costs Incurred ....   $1,193   $  723   $  691   $2,607      $  175      $  120    $   2,902
======================================================================================================
    Year Ended December 31, 1997
    Exploration
      Wells .................   $  278   $   99   $  149   $  526      $    2      $   --    $     528
      Geological and geophysical    39       31       59      129          16          --          145
      Rentals and other .....       43       17       65      125          --          --          125
------------------------------------------------------------------------------------------------------
      Total exploration .....      360      147      273      780          18          --          798
------------------------------------------------------------------------------------------------------
    Property acquisitions (2)
      Proved (3) ............        3        6       75       84          --          --           84
      Unproved ..............      101       --       23      124          --          --          124
------------------------------------------------------------------------------------------------------
      Total property acquisition   104        6       98      208          --          --          208
------------------------------------------------------------------------------------------------------
    Development .............      918      461      529    1,908         159         152        2,219
------------------------------------------------------------------------------------------------------
    Total Costs Incurred ....   $1,382   $  614   $  900   $2,896      $  177      $  152     $  3,225
======================================================================================================
    Year Ended December 31, 1996
    Exploration
      Wells .................   $  357   $   75   $  126   $  558      $    1      $   --     $    559
      Geological and geophysical    16       37       70      123           8          --          131
      Rentals and other .....       52       10       54      116          --          --          116
------------------------------------------------------------------------------------------------------
      Total exploration .....      425      122      250      797           9          --          806
------------------------------------------------------------------------------------------------------
    Property acquisitions (2)
      Proved (3) ............        5        1        9       15          --          --           15
      Unproved ..............       62        2       43      107          --          --          107
------------------------------------------------------------------------------------------------------
      Total property acquisition    67        3       52      122          --          --          122
------------------------------------------------------------------------------------------------------
    Development .............      603      465      594    1,662         123          50        1,835
------------------------------------------------------------------------------------------------------
    Total Costs Incurred ....   $1,095   $  590   $  896   $2,581      $  132      $   50     $  2,763
======================================================================================================

(1) Includes costs incurred whether capitalized or charged to earnings. Excludes support equipment expenditures.
(2) Proved amounts include wells, equipment and facilities associated with proved reserves; unproved represents amounts for equipment and facilities not associated with the production of proved reserves.
(3)  Does not include properties acquired through property exchanges.

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES
------------------------------------------------------------------------

                                                                  Consolidated Companies  Affiliated Companies
                                                   -------------------------------------  --------------------
Millions of dollars ............................      U.S.    Africa     Other     Total         CPI       TCO Worldwide
------------------------------------------------------------------------------------------------------------------------
  AT DECEMBER 31, 1998
  Unproved properties ..........................   $   390   $    58   $   235   $   683     $  --     $   378   $ 1,061
  Proved properties and related producing assets    16,759     3,672     6,253    26,684       1,015       629    28,328
  Support equipment ............................       472       182       307       961         768       232     1,961
  Deferred exploratory wells ...................        51        51        91       193        --        --         193
  Other uncompleted projects ...................       700       893       383     1,976         408       245     2,629
------------------------------------------------------------------------------------------------------------------------
    GROSS CAPITALIZED COSTS ....................    18,372     4,856     7,269    30,497       2,191     1,484    34,172
------------------------------------------------------------------------------------------------------------------------
  Unproved properties valuation ................       151        49       110       310        --        --         310
  Proved producing properties -
  Depreciation and depletion ...................    11,808     1,719     2,705    16,232         689        72    16,993
  Future abandonment and restoration ...........       861       337       187     1,385          57         8     1,450
  Support equipment depreciation ...............       315        90       127       532         373        67       972
------------------------------------------------------------------------------------------------------------------------
    Accumulated Provisions .....................    13,135     2,195     3,129    18,459       1,119       147    19,725
------------------------------------------------------------------------------------------------------------------------
  NET CAPITALIZED COSTS ........................   $ 5,237   $ 2,661   $ 4,140   $12,038     $ 1,072   $ 1,337   $14,447
========================================================================================================================
  AT DECEMBER 31, 1997
  Unproved properties ..........................   $   370   $    58   $   236   $   664     $  --     $   378   $ 1,042
  Proved properties and related producing assets    16,284     3,303     5,644    25,231       1,112       491    26,834
  Support equipment ............................       503       209       310     1,022         578       209     1,809
  Deferred exploratory wells ...................       120        46        58       224        --        --         224
  Other uncompleted projects ...................       826       549       821     2,196         338       153     2,687
------------------------------------------------------------------------------------------------------------------------
    GROSS CAPITALIZED COSTS ....................    18,103     4,165     7,069    29,337       2,028     1,231    32,596
------------------------------------------------------------------------------------------------------------------------
  Unproved properties valuation ................       153        42        98       293        --        --         293
  Proved producing properties -
  Depreciation and depletion ...................    11,657     1,459     2,521    15,637         626        51    16,314
  Future abandonment and restoration ...........       926       304       177     1,407          44         6     1,457
  Support equipment depreciation ...............       315        79       130       524         343        53       920
------------------------------------------------------------------------------------------------------------------------
    Accumulated provisions .....................    13,051     1,884     2,926    17,861       1,013       110    18,984
------------------------------------------------------------------------------------------------------------------------
  NET CAPITALIZED COSTS ........................   $ 5,052   $ 2,281   $ 4,143   $11,476     $ 1,015   $ 1,121   $13,612
========================================================================================================================
  AT DECEMBER 31, 1996
  Unproved properties ..........................   $   301   $    59   $   208   $   568     $  --     $   420   $   988
  Proved properties and related producing assets    16,284     2,753     4,267    23,304       1,018       524    24,846
  Support equipment ............................       525       158       254       937         548       200     1,685
  Deferred exploratory wells ...................       157        43        94       294        --        --         294
  Other uncompleted projects ...................       446       678     1,520     2,644         293        97     3,034
------------------------------------------------------------------------------------------------------------------------
    GROSS CAPITALIZED COSTS ....................    17,713     3,691     6,343    27,747       1,859     1,241    30,847
------------------------------------------------------------------------------------------------------------------------
  Unproved properties valuation ................       150        37        86       273        --        --         273
  Proved producing properties -
  Depreciation and depletion ...................    11,422     1,240     2,259    14,921         557        34    15,512
  Future abandonment and restoration ...........       996       272       160     1,428          37         4     1,469
  Support equipment depreciation ...............       310        75       137       522         309        46       877
------------------------------------------------------------------------------------------------------------------------
    Accumulated provisions .....................    12,878     1,624     2,642    17,144         903        84    18,131
------------------------------------------------------------------------------------------------------------------------
  NET CAPITALIZED COSTS ........................   $ 4,835   $ 2,067   $ 3,701   $10,603     $   956   $ 1,157   $12,716
========================================================================================================================


TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (1)
--------------------------------------------------------------------------
The company's results of operations from oil and gas producing activities for the years 1998, 1997 and 1996 are shown in the following table.

Net income from exploration and production activities as reported on page FS-9 reflects income taxes computed on an effective rate basis. In accordance with SFAS No. 69, income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense is excluded from the results reported in Table III and from the net income amounts on page FS - 9.

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES(1) - Cont inued


                                                                Consolidated Companies   Affiliated Companies
                                              ----------------------------------------   --------------------
Millions of dollars .......................      U.S.     Africa      Other      Total        CPI        TCO  Worldwide
-----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
 Revenues from net production
   Sales ..................................   $ 1,386    $ 1,118    $   757    $ 3,261    $    28    $   176    $ 3,465
   Transfers ..............................     1,185        212        458      1,855        454       --        2,309
-----------------------------------------------------------------------------------------------------------------------
   Total ..................................     2,571      1,330      1,215      5,116        482        176      5,774
 Production expenses ......................    (1,172)      (346)      (304)    (1,822)      (153)       (76)    (2,051)
 Proved producing properties: depreciation,
   depletion and abandonment provision ....      (714)      (301)      (316)    (1,331)      (106)       (40)    (1,477)
 Exploration expenses .....................      (213)       (53)      (212)      (478)       (16)      --         (494)
 Unproved properties valuation ............       (20)        (8)       (16)       (44)      --         --          (44)
 Other income (expense)(2) ................        96         48         85        229          2         (7)       224
-----------------------------------------------------------------------------------------------------------------------
   Results before income taxes ............       548        670        452      1,670        209         53      1,932
 Income tax expense .......................      (178)      (328)      (323)      (829)      (102)       (16)      (947)
-----------------------------------------------------------------------------------------------------------------------
 Results of producing operations ..........   $   370    $   342    $   129    $   841    $   107    $    37    $   985
=======================================================================================================================
 YEAR ENDED DECEMBER 31, 1997
 Revenues from net production
   Sales ..................................   $ 1,931    $ 1,782    $   899    $ 4,612    $    43    $   283    $ 4,938
   Transfers ..............................     1,799        273        656      2,728        634       --        3,362
-----------------------------------------------------------------------------------------------------------------------
   Total ..................................     3,730      2,055      1,555      7,340        677        283      8,300
 Production expenses ......................    (1,272)      (297)      (278)    (1,847)      (197)(3)    (79)    (2,123)
 Proved producing properties: depreciation,
   depletion and abandonment provision ....      (737)      (256)      (311)    (1,304)      (130)(3)    (37)    (1,471)
 Exploration expenses .....................      (227)       (66)      (200)      (493)       (16)      --         (509)
 Unproved properties valuation ............       (16)        (7)       (10)       (33)      --         --          (33)
 Other income (expense)(2) ................        87        (46)       196        237         10        (13)       234
-----------------------------------------------------------------------------------------------------------------------
   Results before income taxes ............     1,565      1,383        952      3,900        344        154      4,398
 Income tax expense .......................      (555)      (939)      (365)    (1,859)      (173)       (46)    (2,078)
-----------------------------------------------------------------------------------------------------------------------
 Results of producing operations ..........   $ 1,010    $   444    $   587    $ 2,041    $   171    $   108    $ 2,320
=======================================================================================================================
 YEAR ENDED DECEMBER 31, 1996
 Revenues from net production
   Sales ..................................   $ 1,695    $   975    $   984    $ 3,654    $    45    $   256    $ 3,955
   Transfers ..............................     2,073      1,181        756      4,010        648       --        4,658
-----------------------------------------------------------------------------------------------------------------------
   Total ..................................     3,768      2,156      1,740      7,664        693        256      8,613
 Production expenses ......................    (1,252)      (242)      (342)    (1,836)      (183)(3)    (97)    (2,116)
 Proved producing properties: depreciation,
   depletion and abandonment provision ....      (678)      (194)      (296)    (1,168)      (110)(3)    (34)    (1,312)
 Exploration expenses .....................      (172)       (85)      (198)      (455)        (8)      --         (463)
 Unproved properties valuation ............       (12)        (6)        (8)       (26)      --         --          (26)
 Other income (expense)(2) ................        46        (74)       112         84          8        (13)        79
-----------------------------------------------------------------------------------------------------------------------
   Results before income taxes ............     1,700      1,555      1,008      4,263        400        112      4,775
 Income tax expense .......................      (600)    (1,059)      (471)    (2,130)      (212)       (34)    (2,376)
-----------------------------------------------------------------------------------------------------------------------
 Results of producing operations ..........   $ 1,100    $   496    $   537    $ 2,133    $   188    $    78    $ 2,399
=======================================================================================================================

(1) The value of owned production consumed as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost; this has no effect on the results of producing operations.
(2) Includes gas processing fees, net sulfur income, natural gas contract settlements, currency transaction gains and losses, miscellaneous expenses, etc. Also includes net income from related oil and gas activities that do not have oil and gas reserves attributed to them (e.g., equity earnings of Dynegy Inc., net income from technical and operating service agreements) and items identified in the Management's Discussion and Analysis on page FS-9.
(3)  Certain amounts were reclassified to conform to the 1998 presentation.

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (1),(2) - Continued

                                                                    Consolidated Companies   Affiliated Companies
                                                         ---------------------------------   --------------------
Per-unit average sales price and production cost (1),(2)    U.S.   Africa    Other    Total        CPI        TCO  Worldwide
----------------------------------------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31, 1998
      Average sales prices
        Liquids, per barrel .......................      $ 11.27  $ 11.49  $ 11.21  $ 11.34    $  9.73    $  5.53    $ 10.68
        Natural gas, per thousand cubic feet ......         2.02      .07     2.26     2.04        --         .57       2.01
    Average production costs, per barrel ..........         5.30     2.94     2.93     4.12       3.10       2.32       3.91
============================================================================================================================
    YEAR ENDED DECEMBER 31, 1997
      Average sales prices
        Liquids, per barrel .......................      $ 17.33  $ 18.15  $ 16.88  $ 17.53    $ 15.35    $ 10.69    $ 16.82
        Natural gas, per thousand cubic feet ......         2.42      --      2.35     2.40        --         .51       2.35
    Average production costs, per barrel ..........         5.47     2.61     2.89     4.17       4.48(3)    2.78       4.22
============================================================================================================================
    YEAR ENDED DECEMBER 31, 1996
      Average sales prices
        Liquids, per barrel .......................      $ 18.41  $ 20.41  $ 18.50  $ 19.12    $ 16.26    $ 12.27    $ 18.42
        Natural gas, per thousand cubic feet ......         2.29      --      2.08     2.25        --         .57       2.21
    Average production costs, per barrel ..........         5.40     2.29     3.31     4.16       4.30(3)    4.15       4.23
============================================================================================================================
    Average sales price for liquids ($/Bbl)
      DECEMBER 1998 ...............................      $  8.86  $  9.55  $  9.04  $  9.17    $  8.33    $  3.69    $  8.58
      December 1997 ...............................        15.63    15.60    15.09    15.48      14.16       9.40      14.91
      December 1996 ...............................        21.07    23.54    19.45    21.54      19.06      13.64      20.68
============================================================================================================================
    Average sales price for natural gas ($/MCF)
      DECEMBER 1998 ...............................      $  2.23  $   --   $  2.47  $  2.29    $   --     $   .57    $  2.26
      December 1997 ...............................         2.25      --      2.76     2.31        --         .63       2.26
      December 1996 ...............................         3.73      --      2.24     3.42        --         .81       3.36
============================================================================================================================

(1) The value of owned production consumed as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost; this has no effect on the results of producing operations.
(2) Natural gas converted to crude oil equivalent gas (OEG) barrels at a rate of 6 MCF=1 OEG barrel.
(3)  Certain amounts were reclassified to conform to the 1998 presentation.


TABLE IV - RESERVE QUANTITIES INFORMATION
-----------------------------------------
The company's estimated net proved underground oil and gas reserves and changes thereto for the years 1998, 1997 and 1996 are shown in the following table. Proved reserves are estimated by the company's asset teams composed of earth scientists and reservoir engineers. These proved reserve estimates are reviewed annually by the corporation's Reserves Advisory Committee to ensure that rigorous professional standards and the reserves definitions prescribed by the Securities and Exchange Commission are consistently applied throughout the company.

Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Due to the inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are subject to change as additional information becomes available.

Proved reserves do not include additional quantities recoverable beyond the term of the lease or contract, unless renewal is reasonably certain, or that may result from extensions of currently proved areas, or from application of secondary or tertiary recovery processes not yet tested and determined to be economic.

Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.

"Net" reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate.

In April 1997, Chevron sold 10 percent of its interest in Tengizchevroil, reducing its ownership to 45 percent.

In June 1997, Chevron assumed operatorship under a risked service agreement for Venezuela's Block LL-652, located in the northeast section of Lake Maracaibo. Chevron is accounting for LL-652 as an oil and gas activity and, at December 31, 1998, had recorded 55 million barrels of proved crude oil reserves. No reserve quantities have been recorded for the company's other service agreement in Venezuela, which began in 1996, involving the Boscan Field.

                             NET PROVED RESERVES OF CRUDE OIL, CONDENSATE               NET PROVED RESERVES OF NATURAL GAS
                             AND NATURAL GAS LIQUIDS   -    Millions of barrels                            Billions of cubic feet
                           ----------------------------------------------------  --------------------------------------------------
                                Consolidated Companies      Affiliates                 Consolidated Companies    Affiliates
                           ---------------------------    ------------   World-  ----------------------------    ----------  World-
                            U.S.  Africa  Other  Total    CPI      TCO     wide    U.S.  Africa  Other  Total    CPI    TCO    wide
-------------------------------------------------------------------------------  --------------------------------------------------

RESERVES AT
JANUARY 1, 1996 ......     1,187     969    538  2,694    562    1,087    4,343   5,532      84  2,794  8,410    155  1,505  10,070
Changes attributable to:
Revisions ............        (9)     73     24     88     (4)      69      153    (225)    209    489    473     (1)   (18)    454
Improved recovery ....        38      22     22     82     60        -      142      20       -     16     36      1      -      37
Extensions
and discoveries ......        63      74      6    143      2        -      145     676       -      7    683     15      -     698
Purchases(1) .........         2       -      -      2      -        -        2       5       -     11     16      -      -      16
Sales(2) .............        (7)      -    (32)   (39)     -        -      (39)    (47)      -    (11)   (58)     -      -     (58)
Production ...........      (125)   (106)   (76)  (307)   (54)     (21)    (382)   (686)      -   (171)  (857)   (18)   (25)   (900)
-------------------------------------------------------------------------------  --------------------------------------------------
RESERVES AT
DECEMBER 31, 1996 ....     1,149   1,032    482  2,663    566    1,135    4,364   5,275     293  3,135  8,703    152  1,462  10,317
Changes attributable to:
Revisions ............         8     (16)    38     30     37       92      159     (98)    (67)   211     46     19    120     185
Improved recovery ....       139      72      7    218     27        -      245     111       -      1    112      5      -     117
Extensions
and discoveries ......        57     156     14    227      4        -      231     470       -     12    482      2      -     484
Purchases(1) .........         -       -     51     51      -        -       51       3       -      1      4      -      -       4
Sales(2) .............       (32)      -     (1)   (33)     -     (120)    (153)    (95)      -     (7)  (102)     -   (156)   (258)
Production ...........      (125)   (113)   (72)  (310)   (56)     (25)    (391)   (675)     (3)  (166)  (844)   (17)   (25)   (886)
-------------------------------------------------------------------------------  --------------------------------------------------
RESERVES AT
DECEMBER 31, 1997 ....     1,196   1,131    519  2,846    578    1,082    4,506   4,991     223  3,187  8,401    161  1,401   9,963
Changes attributable to:
Revisions ............        (1)    106     28    133    110(3)     7      250    (151)     77     13    (61)     7    (17)    (71)
Improved recovery ....        36      88     36    160     25        -      185       7       -      -      7     12      -      19
Extensions
and discoveries ......        43      92      7    142      2       16      160     372       -      3    375      1     21     397
Purchases(1) .........         5       -     30     35      -        -       35      32       -      5     37      -      -      37
Sales(2) .............       (12)      -    (22)   (34)     -        -      (34)   (119)      -    (50)  (169)     -      -    (169)
Production ...........      (119)   (117)   (77)  (313)   (62)     (30)    (405)   (635)    (12)  (175)  (822)   (30)   (21)   (873)
-------------------------------------------------------------------------------  --------------------------------------------------
RESERVES AT
DECEMBER 31, 1998 ....     1,148   1,300    521  2,969    653    1,075    4,697   4,497     288  2,983  7,768    151  1,384   9,303
===================================================================================================================================
Developed reserves
-----------------------------------------------------------------------------------------------------------------------------------
At January 1, 1996 ...     1,061     596    371  2,028    457      406    2,891   4,929      84  1,726  6,739    140    562   7,441
At December 31, 1996 .     1,027     658    281  1,966    448      500    2,914   4,727     293  1,634  6,654    136    643   7,433
At December 31, 1997 .     1,025     721    293  2,039    435      532    3,006   4,391     223  1,695  6,309    145    688   7,142
AT DECEMBER 31, 1998 .       982     891    342  2,215    436      646    3,297   3,918     263  2,074  6,255    135    832   7,222
===================================================================================================================================

(1)Includes reserves acquired through property exchanges.
(2)Includes reserves disposed of through property exchanges.
(3)Mainly includes crude reserve revisions associated with CPI's cost-recovery formula.

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

TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES
- Continued

                                                                    Consolidated Companies      Affiliated Companies
                                          ------------------------------------------------    ----------------------
Millions of dollars                            U.S.       Africa        Other        Total         CPI           TCO     Worldwide
----------------------------------------------------------------------------------------------------------------------------------
  AT DECEMBER 31, 1998
  Future cash inflows from production .   $  19,810    $  12,560    $  13,010    $  45,380    $   6,020    $   8,360 (1) $  59,760
  Future production and development costs   (12,940)      (6,980)      (4,930)     (24,850)      (4,470)      (5,860)      (35,180)
  Future income taxes .................      (1,970)      (2,110)      (2,850)      (6,930)        (660)        (200)       (7,790)
----------------------------------------------------------------------------------------------------------------------------------
  Undiscounted future net cash flows ..       4,900        3,470        5,230       13,600          890        2,300        16,790
  10 percent midyear annual discount for
  timing of estimated cash flows ......      (1,880)      (1,070)      (2,190)      (5,140)        (390)      (1,990)       (7,520)
----------------------------------------------------------------------------------------------------------------------------------
  STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS ...............   $   3,020    $   2,400    $   3,040    $   8,460    $     500    $     310     $   9,270
==================================================================================================================================
  AT DECEMBER 31, 1997
  Future cash inflows from production .   $  28,270    $  16,560    $  16,860    $  61,690    $   9,240    $  10,890     $  81,820
  Future production and development costs   (14,030)      (4,810)      (5,090)     (23,930)      (6,340)      (6,550)      (36,820)
  Future income taxes .................      (4,710)      (6,630)      (4,330)     (15,670)      (1,390)        (600)      (17,660)
----------------------------------------------------------------------------------------------------------------------------------
  Undiscounted future net cash flows ..       9,530        5,120        7,440       22,090        1,510        3,740        27,340
  10 percent midyear annual discount for
  timing of estimated cash flows ......      (3,910)      (1,780)      (3,290)      (8,980)        (650)      (2,710)      (12,340)
----------------------------------------------------------------------------------------------------------------------------------
  STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS ...............   $   5,620    $   3,340    $   4,150    $  13,110    $     860    $   1,030     $  15,000
==================================================================================================================================
  AT DECEMBER 31, 1996
  Future cash inflows from production .   $  45,620    $  24,220    $  19,560    $  89,400    $  12,220    $  16,040     $ 117,660
  Future production and development costs   (14,430)      (3,840)      (4,590)     (22,860)      (7,560)      (5,330)      (35,750)
  Future income taxes .................     (11,170)     (12,560)      (5,290)     (29,020)      (2,210)      (4,220)      (35,450)
----------------------------------------------------------------------------------------------------------------------------------
  Undiscounted future net cash flows ..      20,020        7,820        9,680       37,520        2,450        6,490        46,460
  10 percent midyear annual discount for
  timing of estimated cash flows ......      (8,250)      (2,700)      (4,300)     (15,250)      (1,020)      (5,070)      (21,340)
----------------------------------------------------------------------------------------------------------------------------------
  Standardized Measure of Discounted
  Future Net Cash Flows ...............   $  11,770    $   5,120    $   5,380    $  22,270    $   1,430    $   1,420     $  25,120
==================================================================================================================================

(1) Includes lower transportation expense and higher crude oil realizations beginning in 2002 associated with the anticipated completion of the CPC pipeline.

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES

                                               Consolidated Companies          Affiliated Companies                     Worldwide
                                         ----------------------------  ----------------------------  ----------------------------
Millions of dollars                          1998      1997      1996      1998      1997      1996      1998      1997      1996
---------------------------------------------------------------------------------------------------------------------------------
Present Value at January 1 ............. $ 13,110  $ 22,270  $ 13,830  $  1,890  $  2,850  $  2,520  $ 15,000  $ 25,120  $ 16,350
---------------------------------------------------------------------------------------------------------------------------------
Sales and transfers of oil and gas
produced, net of production costs ......   (3,294)   (5,493)   (5,828)     (429)     (684)     (669)   (3,723)   (6,128)   (6,467)
Development costs incurred .............    1,652     1,908     1,662       276       311       173     1,928     2,219     1,835
Purchases of reserves ..................      208       173        28      --        --        --         208       173        28
Sales of reserves ......................     (347)     (238)     (353)     --        (140)     --        (347)     (378)     (353)
Extensions, discoveries and improved
recovery, less related costs ...........      813     2,161     3,745        49       104       316       862     2,265     4,061
Revisions of previous quantity estimates      262       535       969       280       980        59       542     1,515     1,028
Net changes in prices, development
and production costs ...................  (11,321)  (20,440)   13,495    (2,159)   (3,521)      751   (13,480)  (24,010)   14,216
Accretion of discount ..................    2,096     3,673     2,236       289       516       418     2,385     4,189     2,654
Net change in income tax ...............    5,281     8,561    (7,514)      614     1,474      (718)    5,895    10,035    (8,232)
---------------------------------------------------------------------------------------------------------------------------------
Net change for the year ................   (4,650)   (9,160)    8,440    (1,080)     (960)      330    (5,730)  (10,120)    8,770
---------------------------------------------------------------------------------------------------------------------------------
Present Value at December 31 ........... $  8,460  $ 13,110  $ 22,270  $    810  $  1,890  $  2,850  $  9,270  $ 15,000  $ 25,120
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

FIVE-YEAR FINANCIAL SUMMARY (1)

Millions of dollars, except per-share amounts                         1998        1997        1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA
REVENUES
Sales and other operating revenues
 Refined products .............................................  $  11,461    $ 15,586    $ 15,785     $ 13,471     $ 14,328
 Crude oil ....................................................      7,781      11,296      12,397        9,376        8,249
 Natural gas ..................................................      2,104       2,568       3,299        2,019        2,138
 Natural gas liquids ..........................................        322         553       1,167        1,285        1,180
 Other petroleum ..............................................      1,063       1,118       1,184        1,144          944
 Chemicals ....................................................      3,054       3,520       3,422        3,758        3,065
 Coal and other minerals ......................................        399         359         340          358          416
 Excise taxes .................................................      3,756       5,587       5,202        4,988        4,790
 Corporate and other ..........................................          3           9         (14)         (89)          20
----------------------------------------------------------------------------------------------------------------------------
Total sales and other operating revenues ......................     29,943      40,596      42,782       36,310       35,130
Income from equity affiliates .................................        228         688         767          553          440
Other income ..................................................        386         679         344          219          284
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES ................................................     30,557      41,963      43,893       37,082       35,854
COSTS, OTHER DEDUCTIONS AND INCOME TAXES ......................     29,218      38,707      41,286       36,152       34,161
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES ..........................  $   1,339    $  3,256    $  2,607     $    930     $  1,693
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES .........          -           -           -            -            -
----------------------------------------------------------------------------------------------------------------------------
NET INCOME ....................................................  $   1,339    $  3,256    $  2,607     $    930     $  1,693
============================================================================================================================
PER SHARE OF COMMON STOCK:
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES - BASIC ..................  $    2.05    $   4.97    $   3.99     $   1.43     $   2.60
                                     - DILUTED ................  $    2.04    $   4.95    $   3.98     $   1.43     $   2.59
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES .........          -           -           -            -            -
----------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK - BASIC ..................  $    2.05    $   4.97    $   3.99     $   1.43     $   2.60
                                     - DILUTED ................  $    2.04    $   4.95    $   3.98     $   1.43     $   2.59
============================================================================================================================
CASH DIVIDENDS PER SHARE ......................................  $    2.44    $   2.28    $   2.08     $  1.925     $   1.85
============================================================================================================================
CONSOLIDATED BALANCE SHEET DATA (AT DECEMBER 31)
Current assets ................................................  $   6,297    $  7,006    $  7,942     $  7,867        7,591
Properties, plant and equipment (net) .........................     23,729      22,671      21,496       21,696       22,173
Total assets ..................................................     36,540      35,473      34,854       34,330       34,407
Short-term debt ...............................................      3,165       1,637       2,706        3,806        4,014
Other current liabilities .....................................      4,001       5,309       6,201        5,639        5,378
Long-term debt and capital lease obligations ..................      4,393       4,431       3,988        4,521        4,128
Stockholders equity ...........................................     17,034      17,472      15,623       14,355       14,596
  Per share ...................................................  $   26.08    $  26.64    $  23.92     $  22.01     $  22.40
============================================================================================================================
SELECTED DATA
Return on average stockholders equity .........................       7.8%       19.7%       17.4%         6.4%        11.8%
Return on average capital employed ............................       6.7%       15.0%       12.7%         5.3%         8.7%
Total debt/total debt plus equity .............................      30.7%       25.8%       30.0%        36.7%        35.8%
Capital and exploratory expenditures (2) ......................  $   5,314    $  5,541    $  4,840     $  4,800     $  4,819
Common stock price      - High ................................  $90 3/16     $89 3/16    $68 3/8      $53 5/8      $49 3/16
                        - Low .................................  $67 3/4      $61 3/4     $51          $43 3/8      $39 7/8
                        - Year-End ............................  $82 15/16    $77         $65          $52 3/8      $44 5/8
Common shares outstanding at year-end (in thousands) ..........    653,026     655,931     653,086      652,327      651,751
Weighted-average shares outstanding for the year (in thousands)    653,667     654,991     652,769      652,084      651,672
Number of employees at year-end (3)                                 39,191      39,362      40,820       43,019       45,758
============================================================================================================================

(1)  Comparability  between years is affected by changes in accounting  methods:
     1995 and  subsequent  years  reflect  adoption of  Statement  of  Financial
     Accounting  Standards  (SFAS) No. 121,  "Accounting  for the  Impairment of
     Long-Lived  Assets and for  Long-Lived  Assets to be Disposed of."
(2)  Includes equity in affiliates expenditures.                 $     994    $  1,174    $    983     $    912     $    846
(3)  Includes service station personnel.

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS



                                December 31, 1998

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998






                                      INDEX



                                                                    Page


General Information                                             C-3 to C-8

Independent Auditors' Report                                           C-9

Combined Balance Sheet                                                C-11

Combined Statement of Income                                          C-12

Combined Statement of Comprehensive Income                            C-12

Combined Statement of Stockholders' Equity                            C-13

Combined Statement of Cash Flows                                      C-14

Notes to Combined Financial Statements                        C-15 to C-27









Note: Financial statement schedules are omitted as permitted by Rule 4.03 and Rule 5.04 of Regulation S-X.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. (collectively, the Stockholders) and was created in 1936 by its two owners to produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:


* Caltex Corporation (formerly Caltex Petroleum Corporation), a company incorporated in Delaware that, through its many subsidiaries and affiliates, conducts refining, transporting, trading, and marketing activities in the Eastern Hemisphere;


* P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia; and,

* American Overseas Petroleum Limited, a company incorporated in the Bahamas, that, through its subsidiary, provides services for and manages certain exploration and production operations in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly.


      A brief description of each company's operations and other items follows:


Caltex Corporation (Caltex)
--------------------------

Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries, principally in Africa, Asia, the Middle East, New Zealand and Australia. Caltex is involved in all aspects of the downstream business: refining, distribution, shipping, storage, marketing, supply and trading operations. At year-end 1998, Caltex had over 7,900 employees, of which approximately 2% were located in the United States.

The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 13 refineries with equity refining capacity of approximately 978,000 barrels per day. It continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Additionally, it has interests in two lubricant refineries, six asphalt plants, 17 lubricant blending plants and more than 500 ocean terminals and depots. Caltex also has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines. Its sales of crude oil and petroleum products were in excess of 1.5 million barrels per day in 1998. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore, and is also active in the petrochemical business, particularly in Japan and Korea.

Marketing

Caltex and its affiliates maintain a strong marketing presence through a network of 8,000 retail outlets, of which 4,700 are branded as Caltex. It also operates 425 Star Mart convenience stores, many of which anchor high-volume station locations. Many stations include new ancillary revenue centers such as quick-service restaurants, auto lube bays and brushless car washes. A significant portion of the $1.8 billion that Caltex plans to invest over the next three years is targeted to stimulate retail growth and continue the roll-out of its new corporate and retail image introduced in 1996, focussing on preferred marketing areas where the expenditures will provide the greatest benefit to the business. Under-performing stations with poor prospects for improvement are being eliminated.

During 1998, in response to major changes in the petroleum business, increased competition, and partly due to the challenges created by the currency and economic crisis in the Asia Pacific region, Caltex announced a change in organizational structure from geographic to one modeled along functional business lines, namely: marketing, refining, lubricants, trading, aviation, new business development and business support. At the same time that it is emphasizing managing its costs and improving its capital investment returns, Caltex will use this functional focus to build or rebuild brand strength, increase emphasis on convenience retailing, and maximize emerging business opportunities. The new structure will position Caltex to seize opportunities that will provide higher returns and strong long-term growth, focus on its mission and respond to market developments more quickly, as well as place it in a better position to serve customers, partners and suppliers more effectively. The functional management structure is effective January 1, 1999.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

Refining

Refining margins in 1998 were at their lowest level in more than ten years due to worldwide oversupply of capacity, partly as a result of the economic disruption in many of the Asian economies. By focusing on full utilization of assets, cost reductions, cost-effective investment and initiatives to improve efficiency and maintain the integrity of the refining assets, the operating performance of the Group's refineries has continued to improve, mitigating to some extent the effect of low margins.

During 1997, Caltex's 64% owned Thailand affiliate, Star Petroleum Refining Company, Ltd. (SPRC), and Rayong Refining Company (RRC), an affiliate of the Royal Dutch Petroleum Company, entered into a Memorandum of Understanding to combine the operations of the two nearby refineries in order to achieve significant economic benefits through increased efficiency and cost reduction. During 1998, SPRC and RRC evaluated various proposed structures and synergies, and conducted discussions with lenders to ensure proper approvals were obtained. Tentative agreement has been reached to form a new entity, Alliance Refining Company (ARC), which will be owned 32% each by Caltex and Shell and 36% by the Petroleum Authority of Thailand (PTT) - a government entity. ARC will operate the refineries and be responsible for ongoing maintenance and new construction. Significant economic benefits are expected from this arrangement. Pending lender and Thai cabinet approvals, binding agreements are expected to be signed and operations commenced by ARC in the first half of 1999.

Over the period 1992-1996, SPRC capitalized certain start-up costs, primarily organizational and training, related to refinery construction. These costs were considered part of the effort required to prepare the refinery for operations. With the issuance in 1998 of the American Institute of Certified Public Accountants Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities", these costs would be accounted for as period expenses. The Group has elected early adoption of this pronouncement effective January 1, 1998 and, accordingly, recorded a cumulative effect charge to income as of January 1, 1998 of $50 million representing the Group's share of these costs.

Corporate

Effective January 1, 1999, Caltex eliminated "Petroleum" from its name to become Caltex Corporation. The change reflects the broader scope of activities it is pursuing, particularly the rapidly growing Star Mart convenience stores and other related services provided to its customers.

Concurrently, Caltex announced the relocation of its corporate senior leadership team from Dallas, Texas, to Singapore. The leadership team will reside within the primary operational area and be closer to its customers to achieve a more timely and effective process of corporate governance. The relocation will be completed during the first half of 1999.

Caltex recorded a charge to income of $86 million in 1998 for restructuring and other related reorganization costs including special voluntary and involuntary severance benefits (see Note 13 of Notes to Combined Financial Statements).


P. T. Caltex Pacific Indonesia (CPI)
-----------------------------------

CPI holds a Production Sharing Contract in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for eight other petroleum contract areas, with 33 fields, which are jointly held by Chevron and Texaco. Exploration is pursued over an area comprising 18.3 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 1998 was over 760,000 barrels per day. CPI entitlements are sold to its stockholders, who use them in their systems or sell them to third parties. At year-end 1998, CPI had approximately 5,900 employees, all located in Indonesia.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

American Overseas Petroleum Limited (AOPL)
-----------------------------------------

In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages geothermal and power generation projects for Texaco's and Chevron's interests in Indonesia. At year-end, AOPL had approximately 279 employees, of which 6% were located in the United States.

Economic Overview and Outlook
-----------------------------

During the second half of 1997, many of the countries in the Pacific Rim experienced major devaluations in their currencies compared to the U.S. dollar, resulting in economic slowdowns throughout the area during 1998. The weak economic conditions have negatively affected oil consumption. Although most of the region is still experiencing economic contraction, the currencies themselves have strengthened during 1998. There are some signs emerging of a general stabilization in the economies of the region and there are indications of economic recovery in some countries. The Group has significant operations (either subsidiary or affiliate) in many of the affected countries (Korea, Philippines, Singapore, Thailand, Malaysia, and Indonesia) which are material to the Group's net income, cash flows and capital.


Environmental Activities
------------------------

The Group's activities are subject to various environmental, health and safety regulations in each of the countries in which it operates. Such regulations vary significantly in scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health, and safety laws and regulations as well as its own internal policies. The Group has an active program to ensure that its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies in each of the countries in which it operates, and conducting periodic environmental compliance audits.

The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1998, the Group, including its equity share of affiliates, incurred total costs of approximately $138 million, consisting of capital costs of $70 million and nonremediation related operating expenses of $68 million. The major component of the Group's expenditures is for the prevention of air and water pollution. As of December 31, 1998, the Group, including its equity share of affiliates, had accrued $135 million for various known remediation activities, including $114 million relating to the future cost of restoring and abandoning existing oil and gas properties.

While the Group has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. However, the Group believes that future environmental expenditures will not materially affect its financial position or liquidity.

Year 2000 Compliance
--------------------

The Problem

The year 2000 problem (Y2K) relates to the inability of some computer systems and other equipment ("systems") with embedded microchip technology to correctly interpret and process date-sensitive data at certain key dates before, during or after the year 2000. This could result in systems failures or miscalculations, which could cause business disruptions. Due to the widespread nature of this problem, the Group could be affected not only by failures of its own systems, but also by failures of the systems of its customers, suppliers, utilities and government entities that provide it with essential services.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


Our state of readiness

Individual operating location (including major affiliates) Y2K teams and a corporate level team were established in 1997 and early 1998. The corporate team monitors and supports the individual locations and also evaluates progress against the milestones outlined below. Y2K progress reports are presented regularly to the Group management and the Stockholders.

A common rigorous process has been employed to identify, test, and remediate systems affected by the Y2K problem and to achieve Y2K readiness. The process consists of the following (in many cases overlapping) steps:

(1) Inventory - a list all systems and embedded microchip technology that may have date-sensitive components - computer hardware and software, as well as other embedded microchip systems.

(2) Business risk assessment - an assessment to determine the importance of each system to the business - including financial, operational, environmental and safety impact.

(3) Y2K risk assessment - a determination of whether or not systems or system components are Y2K compliant, firstly by obtaining vendor compliance statements for all systems, then evaluating more detailed vendor test results (for medium risk systems), and conducting our own on site end-to-end tests (for high risk systems).

(4) Remediation and testing - remediation, testing and comprehensive contingency plan preparation for high-risk systems.

The Group has essentially completed the inventory and business risk assessments in its major operating areas. Most of the Y2K risk assessments are also complete. Approximately 25-30% of the remediation and on site end-to-end testing of high-risk systems has been performed as at February 1999, and it is estimated that this will be completed between June - September 1999. This includes major internal business support systems and various equipment (process control etc) with embedded microchips. It also includes the readiness of critical business chain partners (third party suppliers, and customers). High-risk systems found to be Y2K non-compliant are being corrected primarily by software/hardware upgrades and/or implementation of new systems. The Group expects the remediation of high risk business systems will be essentially complete by the end of 1999, however, remediation of lower risk systems may continue into the year 2000 and beyond.

The determination of Y2K readiness of critical business chain partners has proven to be the most challenging aspect of the Y2K program. While system suppliers have been responsive to requests for compliance information, obtaining responses from business chain partners on their state of readiness has been more difficult. The Group representatives are meeting with those business chain partners that have been identified as important to the business to determine their state of readiness. If any critical business chain partners do not have effective programs in place, additional contingency plans will be put in place as necessary before the end of 1999.

Costs

The Group is using both dedicated internal and external resources in its Y2K initiative. The total cost to address its Y2K issues is estimated at approximately $57 million, of which approximately $15 million had been spent by the end of 1998. These figures include work being undertaken to make compliant some older financial and accounting systems, but do not include costs incurred on system implementations or modifications where the primary reasons for such are other than Y2K compliance. The Y2K project costs also include the corporate project team, external contractors and consultants. Other internal costs such as salaries, travel expenses, and other out of pocket costs of the operating company teams are not included in this total.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

Contingency Plans

Due to both the uncertain nature of the Y2K problem, and its inflexible/absolute deadline, a strong emphasis has been placed on contingency planning and preparation. Generally, in the normal course of business, the Group has developed contingency plans to respond to equipment failures, emergencies and business interruptions. However the Y2K issue increases the complexity of such planning. Therefore, the Group is enhancing existing plans where possible, and developing plans where necessary, specifically designed to mitigate the financial and other impacts of potential high risk system Y2K related failures and to allow it to carry on business despite possible failures. The Group expects to complete and test, where appropriate, its contingency plans, with particular emphasis on any unremediated (or remediated but untested) high risk systems prior to the year 2000.

Risks

Certain risks related to the Y2K problem that could have a material adverse effect on the Group's results of operations, liquidity and financial condition include, but are not limited to, the failure to identify and remediate significant Y2K problems; the failure to successfully implement contingency plans in a timely manner; and failures by customers, suppliers, utilities and government entities that provide essential services to correct their Y2K problems. The dispersion of the Group's downstream operations in over 60 countries is expected to mitigate the risk of any potential widespread disruption to its operations. The Group's upstream operations are located in Indonesia, primarily on the islands of Sumatra and Java. Due to the isolated and self sufficient nature of these operations, the potential risk of widespread disruption to its exploration and production operations is also well mitigated. The Group does not expect any unusual risks to public safety or the environment resulting from potential Y2K related incidents at its facilities and operations.

The Group believes that the impact of any Y2K related failure in any of its systems will most likely be localized and limited to specific facilities and operations. Interruptions caused by such a failure could delay the Group in being able to explore for, produce or transport hydrocarbons or steam, or manufacture and deliver refined products to its customers for a short period. The Group would not expect this to have a significant impact on its ability to pursue its primary business objectives. While not expected, a worst case scenario involving failure to address multiple high risk Y2K issues, including failures to implement contingency plans in a timely manner, could materially affect the Group's results of operations or liquidity in any one period. The Group is currently unable to predict the aggregate financial or other consequence of such potential interruptions.

The foregoing disclosure is based on the Group's current expectation, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of Y2K issues on the Group may be different from its current assessment.


Supplemental Market Risk Disclosures
------------------------------------

The Group uses derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Positions are adjusted for changes in the exposures being hedged. Since the Group hedges only a portion of its market risk exposures, exposure remains on the unhedged portion. The Notes to the Combined Financial Statements provide data relating to derivatives and applicable accounting policies.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

Debt and debt-related derivatives

The Group is exposed to interest rate risk on its short-term and long-term debt with variable interest rates (approximately $2.0 billion and $1.9 billion, before the effects of related net interest rate swaps of $0.5 billion and $0.4 billion, at December 31, 1998 and 1997, respectively). The Group seeks to balance the benefit of lower cost variable rate debt, having inherent increased risk, with more expensive, but less risky fixed rate debt. This is accomplished through adjusting the mix of fixed and variable rate debt, as well as the use of derivative financial instruments, principally interest rate swaps.

Based on the overall interest rate exposure on variable rate debt and interest rate swaps at December 31, 1998 and 1997, a hypothetical change in the interest rates of 2% would change interest expense by approximately $30 million each year.


Crude oil and petroleum product hedging

The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. The Group uses established petroleum futures exchanges, as well as "over-the-counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets.

As a sensitivity, a hypothetical 10% change in crude oil and petroleum product prices would not result in a material loss on the outstanding derivatives at the end of 1998 or 1997, in terms of the Group's financial position, results of operations or liquidity.

Currency-related derivatives

The Group is exposed to foreign currency exchange risk in the countries in which it operates. To hedge against adverse changes in foreign currency exchange rates against the U.S. dollar, the Group sometimes enters into forward exchange and options contracts. Depending on the exposure being hedged, the Group either purchases or sells selected foreign currencies. The Group had net foreign currency purchase contracts of approximately $370 million at December 31, 1998 and $417 million at December 31, 1997, to hedge certain specific transactions or net exposures including foreign currency denominated debt. A hypothetical 10% change in exchange rates against the U.S. dollar would not result in a net material change in the Group's operating results or cash flows from the derivatives and their related underlying hedged positions in 1998 or 1997.

Hedging Activities - New Accounting Standards
---------------------------------------------

Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in 1998 and is effective for the Group beginning January 1, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of exposure being hedged. The Group believes the adoption of this standard will not have a material effect on its results of operations or financial position.

Emerging Issues Task Force (EITF) 98-10, "Accounting for Energy Trading and Risk Management Activities", is effective for 1999, and covers contracts related to the purchase and sale of energy commodities prior to the effective date of SFAS No. 133. This EITF consensus requires that energy contracts related to trading activities should be marked to market with the gains and losses included currently in net income. The Group believes adoption of this EITF consensus will not have a material effect on its results of operations or financial condition.

                          Independent Auditors' Report



To the Stockholders
The Caltex Group of Companies:


We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1998 and 1997, and the related combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 12 to the combined financial statements, the Group changed its method of accounting for start-up costs in 1998 to comply with the provisions of the AICPA's Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities".





                                   /s/KPMG LLP

                                   KPMG LLP
                                   Dallas, Texas
                                   February 8, 1999


                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                                     ASSETS


                                                             As of December 31,
                                                         ----------------------
                                                          (Millions of dollars)
                                                            1998           1997
                                                         -------        -------

Current assets:

 Cash and cash equivalents, including
  time deposits of $17 in 1998 and $69 in 1997           $   178        $   282

 Marketable securities                                       106             82

 Accounts and notes  receivable,  less allowance
  for doubtful accounts of $31 in 1998 and $21 in 1997:
       Trade                                                 629            808
       Affiliates                                            256            368
       Other                                                 194            360
                                                         -------        -------
                                                           1,079          1,536
 Inventories:
       Crude oil                                             167            127
       Petroleum products                                    418            437
       Materials and supplies                                 26             28
                                                         -------        -------
                                                             611            592
 Deferred income taxes                                         -             29
                                                         -------        -------
           Total current assets                            1,974          2,521

Investments and advances:
 Equity in affiliates                                      2,254          2,035
 Miscellaneous investments and long-term receivables,
    less allowance of $21 in 1998 and $13 in 1997            109            116
                                                         -------        -------
           Total investments and advances                  2,363          2,151

Property, plant, and equipment, at cost:
       Producing                                           4,386          4,058
       Refining                                            1,319          1,272
       Marketing                                           3,125          2,892
       Other                                                  15             13
                                                         -------        -------
                                                           8,845          8,235
       Accumulated depreciation, depletion
         and amortization                                 (3,747)        (3,393)
                                                         -------        -------
           Net property, plant and equipment               5,098          4,842
Prepaid and deferred charges                                 223            200
                                                         -------        -------
           Total assets                                 $  9,658       $  9,714
                                                         =======        =======



See   accompanying   notes  to   combined financial statements.


                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             As of December 31,
                                                         ----------------------
                                                          (Millions of dollars)
                                                           1998            1997
                                                         ------         -------
Current liabilities:


 Short-term debt                                        $  1,475       $  1,554

 Accounts payable:

       Trade and other                                     1,005          1,053
       Stockholders                                           28            102
       Affiliates                                             39             60
                                                         -------        -------
                                                           1,072          1,215

 Accrued liabilities                                         181            138

 Deferred income taxes                                        25              -

 Estimated income taxes                                       86             84
                                                         -------        -------

           Total current liabilities                       2,839          2,991


Long-term debt                                               930            770

Employee benefit plans                                       122            106

Deferred credits and other noncurrent liabilities          1,130          1,050

Deferred income taxes                                        208            190

Minority interest in subsidiary companies                     31             15
                                                         -------        -------

           Total                                           5,260          5,122


Stockholders' equity:


 Common stock                                                355            355
 Capital in excess of par value                                2              2
 Retained earnings                                         4,151          4,342
    Accumulated other comprehensive loss                    (110)          (107)
                                                         -------        -------

           Total stockholders' equity                      4,398          4,592
                                                         -------        -------

           Total liabilities and stockholders' equity   $  9,658       $  9,714
                                                         =======        =======


See accompanying notes to combined financial statements.


                                                    CALTEX GROUP OF COMPANIES
                                                  COMBINED STATEMENT OF INCOME

                                                         Year ended December 31,
                                                 ---------------------------------
                                                         (Millions of dollars)
                                                      1998        1997        1996
                                                 ---------   ---------   ---------
Revenues:

 Sales and other operating revenues(1)           $  16,969   $  17,920   $  16,895
 Gain on sale of investment in affiliate                 -           -       1,132
 Income in equity affiliates                           108         390          51
 Dividends, interest and other income                   97          47          88
                                                   -------     -------     -------
    Total revenues                                  17,174      18,357      18,166

Costs and deductions:

 Cost of sales and operating expenses(2)            15,210      15,909      14,774
 Selling, general and administrative expenses          676         580         532
 Depreciation, depletion and amortization              431         421         407
 Maintenance and repairs                               147         143         134
 Foreign exchange - net                                 16         (55)          6
 Interest expense                                      172         146         140
 Minority interest                                       3           3          (2)
                                                   -------     -------     -------
           Total costs and deductions               16,655      17,147      15,991
                                                   -------     -------     -------
Income before income taxes                             519       1,210       2,175
Provision for income taxes                             326         364         982
                                                   -------     -------     -------
Income before cumulative effect
 of accounting change                                  193         846       1,193
Cumulative effect of accounting
  change (no tax benefit)                              (50)          -           -
                                                   -------     -------     -------
Net income                                       $     143   $     846   $   1,193
                                                   =======     =======     =======

 (1) Includes sales to:
      Stockholders                               $   1,437   $   1,695   $   1,711
      Affiliates                                     2,253       3,018       2,841
 (2) Includes purchases from:

      Stockholders                               $   1,337   $   2,174   $   2,634
      Affiliates                                     1,485       1,813       1,297

                                        CALTEX GROUP OF COMPANIES
                                COMBINED STATEMENT OF COMPREHENSIVE INCOME

                                                       Year ended December 31,
                                                 ---------------------------------
                                                         (Millions of dollars)
                                                      1998        1997        1996
                                                 ---------   ---------   ---------

Net income                                       $     143   $     846   $   1,193
Other comprehensive income:
 Currency translation adjustments:
   Change during the year                              (10)        (84)       (146)
   Reclassification to net income for
      sale of investment in affiliate                    -           -        (240)
 Unrealized gains/(losses) on investments:
   Change during the year                                8         (23)        (40)
   Reclassification of gains included
      in net income                                      -          (3)        (35)
   Related income tax (expense) benefit                 (1)         14          35
                                                   -------     -------     -------
         Total other comprehensive loss                 (3)        (96)       (426)
                                                   -------     -------     -------
Comprehensive income                             $     140   $     750   $     767
                                                   =======     =======     =======

See   accompanying   notes  to   combined financial statements.

                                                    CALTEX GROUP OF COMPANIES
                                           COMBINED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                Year ended December 31,
                                                            -----------------------------
                                                                  (Millions of dollars)
                                                               1998       1997       1996
                                                            -------    -------    -------

Common stock and capital in excess of par value             $   357    $   357    $   357
                                                            =======    =======    =======

Retained earnings:
-----------------
 Balance at beginning of year                               $ 4,342    $ 3,910    $ 4,187
  Net income                                                    143        846      1,193
  Cash dividends                                               (334)      (414)    (1,470)
                                                            -------    -------    -------
 Balance at end of year                                     $ 4,151    $ 4,342    $ 3,910
                                                            =======    =======    =======

Accumulated other comprehensive loss:
------------------------------------
Cumulative translation adjustments:
 Balance at beginning of year                               $  (120)   $   (36)   $   350
 Change during the year                                         (10)       (84)      (146)
 Reclassification to net income for sale
   of investment in affiliate                                     -          -       (240)
                                                            -------    -------    -------
 Balance at end of year                                     $  (130)   $  (120)   $   (36)
                                                            =======    =======    =======

Unrealized holding gain on investments, net of tax:
--------------------------------------------------
 Balance at beginning of year                               $    13    $    25    $    65
 Change   during  the year                                        7        (11)       (23)
 Reclassification of gains included in net income                 -         (1)       (17)
                                                            -------    -------    -------
 Balance at end of year                                     $    20    $    13    $    25
                                                            =======    =======    =======
Accumulated other comprehensive loss - end of year          $  (110)   $  (107)   $   (11)
--------------------------------------------------          =======    =======    =======

Total stockholders' equity - end of year                    $ 4,398    $ 4,592    $ 4,256
                                                            =======    =======    =======


See   accompanying   notes  to   combined financial statements.


                                                 CALTEX GROUP OF COMPANIES
                                              COMBINED STATEMENT OF CASH FLOWS

                                                                    Year ended December 31,
                                                               ------------------------------
                                                                    (Millions of dollars)
                                                                  1998       1997       1996

Operating activities:
 Net income                                                    $   143    $   846    $ 1,193
 Reconciliation to net cash provided by operating activities:
  Depreciation, depletion and amortization                         431        421        407
  Dividends (less) more than income in equity affiliates            (8)      (347)        38
  Net losses on asset disposals/writedowns                          50         16         10
  Deferred income taxes                                             92        (51)        36
  Prepaid charges and deferred credits                              59        103         38
  Changes in operating working capital                             316       (150)        (7)
  Gain on sale of investment in affiliate                            -          -     (1,132)
  Other                                                             35        (13)       (12)
                                                               -------    -------    -------
   Net cash provided by operating activities                     1,118        825        571

Investing activities:

 Capital expenditures                                             (761)      (905)      (741)
 Investments in and advances to affiliates                        (211)       (10)       (30)
 Purchase of investment instruments                               (114)       (39)       (56)
 Sale of investment instruments                                     90         73          1
 Proceeds from sale of investment in affiliate                       -          -      1,984
 Proceeds from asset sales                                           9        156         95
                                                               -------    -------    -------
  Net cash (used for) provided by investing activities            (987)      (725)     1,253


Financing activities:
 Debt with terms in excess of three months :

  Borrowings                                                       849        845      1,112
  Repayments                                                      (701)      (628)    (1,351)
 Net (decrease) increase in other debt                             (22)       323        (53)
 Funding provided by minority interest                              17          -          -
 Dividends paid, including minority interest                      (334)      (414)    (1,490)
                                                               -------    -------    -------
  Net cash (used for) provided by financing activities            (191)       126     (1,782)

Effect of exchange rate changes on cash and cash equivalents       (44)      (150)        (2)
                                                               -------    -------    -------
Cash and cash equivalents:

 Net change during the year                                       (104)        76         40
 Beginning of year balance                                         282        206        166
                                                               -------    -------    -------
  End of year balance                                          $   178    $   282    $   206
                                                               =======    =======    =======


See   accompanying   notes  to   combined financial statements.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies
-----------------------------------------------------

Principles of combination
The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary, and P.T.Caltex Pacific Indonesia. Intercompany transactions and balances have been eliminated. Subsidiaries include companies owned directly or indirectly more than 50% except cases in which control does not rest with the Group. The Group's accounting policies are in accordance with U.S. generally accepted accounting principles.

Translation of foreign currencies
The U.S. dollar is the functional currency for all principal subsidiary and affiliate operations. Effective October 1, 1997, the Group changed the functional currency for its affiliates in Japan and Korea from the local currency to the U.S. dollar. The change in functional currency was applied on a prospective basis.


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

Inventories
Inventories are valued at the lower of cost or current market, except as noted below. Crude oil and petroleum product inventories are stated at cost, primarily determined using the last-in, first-out (LIFO) method. Costs include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Certain trading related inventory, which is highly transitory in nature, is marked-to-market.

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

Long-lived assets, including proved developed oil and gas properties, are assessed for possible impairment by comparing their carrying values to the undiscounted future net before-tax cash flows. Impaired assets are written down to their fair values. Impairment amounts are recorded as incremental depreciation expense in the period when the event occurred.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1  -  Summary of significant accounting policies - continued
-----------------------------------------------------------------

Deferred credits
Deferred credits primarily represent the Indonesian government's interest in specific property, plant and equipment balances. Under the Production Sharing Contract (PSC), the Indonesian government retains a majority equity share of current production profits. Intangible development costs (IDC) are capitalized for U.S. generally accepted accounting principles under the successful efforts method, but are treated as period expenses for PSC reporting. Other capitalized amounts are depreciated at an accelerated rate for PSC reporting. The deferred credit balances recognize the government's share of IDC and other reported capital costs that over the life of the PSC will be included in income as depreciation, depletion and amortization and will be applied against future production related profits.

Comprehensive Income
On January 1, 1998, the Group adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components. Comprehensive income consists of net income, currency translation adjustments and unrealized gains/(losses) on investments and is presented in a separate statement. SFAS No. 130 requires only additional disclosure, and does not affect the Group's financial position or results of operations.

Derivative financial instruments
The Group uses various derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and options contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Prior realized gains and losses on hedges of existing non-monetary assets are included in the carrying value of those assets. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income when the underlying hedged transaction is recognized in income. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income.

Accounting for contingencies
Certain conditions may exist as of the date financial statements are issued which may result in a loss to the Group, but which will only be resolved when one or more future events occur or fail to occur. Assessing contingencies necessarily involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Group or unasserted claims that may result in such proceedings, the Group evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability is accrued in the Group's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable, is disclosed.

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

Environmental matters
The Group's environmental policies encompass the existing laws in each country in which the Group operates, and the Group's own internal standards. Expenditures that create future benefits or contribute to future revenue generation are capitalized. Future remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available undiscounted estimates using data primarily developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies - continued
-----------------------------------------------------------------

Revenue recognition In general, revenue is recognized for crude oil, natural gas and refined product sales when title passes as specified in the sales contract.

Reclassifications Certain reclassifications have been made to prior year amounts to conform to the 1998 presentation.

Note 2 - Asset Sale
---------------------

In 1997 Caltex Trading and Transport Corporation, a subsidiary of the Group, sold for cash its 40% interest in its Bahrain refining joint venture plus related assets at net book value of approximately $140 million.

Note 3 - Inventories
----------------------

The reported value of inventory at December 31, 1998 approximated its current cost. At December 31, 1997, the excess of current cost over the reported value of inventory maintained on the LIFO basis was approximately $28 million. Certain inventories were recorded at market, which was lower than the LIFO carrying value. Adjustments to market reduced earnings $18 million in 1998 and $36 million in 1997. Earnings increased $29 million in 1996 due to recovery of market values over previous years' write-downs.

During the periods presented, inventory quantities valued on the LIFO basis were reduced at certain locations. Inventory reductions decreased net income by $4 million and $5 million (net of related market valuation adjustments of $1 million and $14 million in 1998 and 1997, respectively), and increased net income $4 million in 1996.

Trading inventories are recorded on a mark-to-market basis due to their highly transitory nature. At December 31, 1998 the value of these inventories was approximately $3 million, which approximated cost.

Note 4 - Equity in affiliates
-------------------------------

Investments in affiliates at equity include the following:

                                                                   As of December 31,
                                                             ------------------------
                                                               (Millions of Dollars)
                                             Equity %            1998            1997
                                             --------        --------         -------


Caltex Australia Limited                          50%        $    324         $   300
Koa Oil Company, Limited                          50%             298             353
LG-Caltex Oil Corporation                         50%           1,170             999
Star Petroleum Refining Company, Ltd.             64%             304             228
All other                                     Various             158             155
                                                             --------         -------
                                                             $  2,254         $ 2,035
                                                             ========         =======


The carrying value of the Group's investment in its affiliates in excess of its proportionate share of affiliate net equity is being amortized over approximately 20 years.

Effective April 1, 1996, the Group sold its 50% investment in Nippon Petroleum Refining Company, Limited for approximately $2 billion in cash. The Group's net income in 1996 includes a net after-tax gain of approximately $620 million related to this sale. The combined statement of income includes Group product sales to the purchaser of approximately $0.5 billion in the first quarter of 1996.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 4  -  Equity in affiliates - continued
-------------------------------------------

On December 31, 1997, Caltex Australia Limited (CAL), then a subsidiary of the Group, acquired the remaining 50% of Australian Petroleum Pty. Limited (APPL) from a subsidiary of Pioneer International Limited, for approximately $186 million in cash plus the issuance of an additional 90 million shares of CAL stock. As a result of this transaction, the Group's equity in CAL declined from 75% to 50% and its indirect equity in APPL increased to 50% from 37.5%. This transaction was recorded as a purchase. CAL is now classified as an affiliate and the individual assets and liabilities are excluded from the Group's consolidated financial statements.

The remaining interest in Star Petroleum Refining Company Ltd. (SPRC) is owned by a Thailand governmental entity. Provisions in the SPRC shareholders agreement limit the Group's control and provide for active participation of the minority shareholder in routine business operating decisions. The agreement also mandates reduction in Group ownership to a minority position by the year 2001; however, it is likely that this will be delayed in view of the current economic difficulties in the region.

Shown below is summarized combined financial information for affiliates at equity (in millions of dollars):

                                  100%                    Equity Share
                         ---------------------      ----------------------
                             1998         1997          1998         1997
                         --------     --------      --------     ---------

 Current assets          $  3,689     $  4,768      $  1,855     $  2,400
 Other assets               7,689        7,345         4,004        3,867

 Current liabilities        3,547        4,740         1,795        2,411
 Other liabilities          3,505        3,483         1,866        1,879
                         --------     --------      --------     --------

 Net worth               $  4,326     $  3,890      $  2,198     $  1,977
                         ========     ========      ========     ========


                                  100%                        Equity Share
                      ----------------------------   -----------------------------
                        1998      1997      1996        1998      1997     1996
                      --------  -------- ---------   --------- --------- ---------

 Operating revenues   $ 11,811 $ 14,669  $ 15,436    $  5,968  $  7,452  $  7,751
 Operating income        1,101    1,078       749         539       532       364
 Net income                193      853       133          58       390        51


Cash dividends received from these affiliates were $50 million, $43 million, and $89 million in 1998, 1997 and 1996, respectively.

The above summarized combined financial information includes the cumulative effect of the accounting change in 1998 as described in note 12.

Retained earnings as of December 31, 1998 and 1997, includes $1.4 billion which represents the Group's share of undistributed earnings of affiliates at equity.

Note 5 - Short-term debt
--------------------------

Short term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1998 and 1997 were 7.3% and 7.9%, respectively. Unutilized lines of credit available for short-term financing totaled $1.3 billion as of December 31, 1998.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 6  -    Long-term debt
---------------------------

Long-term debt, with related interest rates for 1998 and 1997 consist of the following:

                                                                  As of December 31,
                                                               ---------------------
                                                                (Millions of dollars)
                                                                 1998            1997
                                                               ------          ------
U.S. dollar debt:

 Variable interest rate loans with average rates
  of 5.5% and 6.2%, due 2002-2010                              $  454          $  348
 Fixed interest rate term loans with average rates of 6.4%
  and 6.4%, due 2001-2003                                         130             100


Australian dollar debt:

 Fixed interest rate loan with 11.2% rate due 2001                211             218


New Zealand dollar debt:

 Variable interest rate loans with average rates
  of 5.0% and 5.7%, due 2001-2004                                  78              63
 Fixed interest rate loan with 8.09% rate due 2000                  5               6


Malaysian ringgit debt:

 Fixed interest rate loan with average rates of 9.16%
  and 8.56%, due 2000-2001                                         33              21


South African rand debt:

 Fixed interest rate loan with 17.8% rate due 2003                  8               9

Other -  variable interest rate loans with average rates
 of 5.8% and 6.5%, due 2000-2003                                   11               5
                                                               ------          ------
                                                               $  930          $  770
                                                               ======          ======

Aggregate maturities of long-term debt by year are as follows (in millions of dollars): 1999 - $40 (included in short-term debt); 2000 - $115; 2001- $454;
2002 - $243; 2003 - $82; and thereafter - $36.


Note 7  -  Operating leases
---------------------------

The Group has operating leases involving various marketing assets for which net rental expense was $103 million, $105 million, and $92 million in 1998, 1997 and 1996, respectively.

Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of dollars): 1999 - $64; 2000 - $53; 2001 - $46; 2002 - $31, 2003 - $23, and 2004;
and thereafter - $37.

Note 8  -  Employee benefit plans
---------------------------------

Effective January 1, 1998, the Group adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the method of accounting for such plans. The Group has various retirement plans, including defined benefit pension plans covering substantially all of its employees. The benefit levels, vesting terms and funding practices vary among plans.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 8  -  Employee Benefit plans - continued
---------------------------------------------

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the various plans, primarily foreign, and inclusive of affiliates at equity.

                                                                      As of December 31,
                                                      ---------------------------------------------
                                                                     (Millions of dollars)

                                                                              Other Post-retirement
                                                        Pension Benefits             Benefits
                                                      ------------------      ---------------------
                                                        1998        1997          1998         1997
                                                      ------      ------      --------       ------
Change in benefit obligations:
 Benefit obligation at January 1,                      $ 405       $ 523        $   64        $  58
 Service cost                                             19          26             2            2
 Interest cost                                            31          44             6            6
 Actuarial loss                                           32           7            11            3
 Benefits paid                                           (72)        (37)           (4)          (4)
 Settlements and curtailments                            (26)          -             5            -
 Foreign exchange rate changes                            11        (158)           (5)          (1)
                                                      ------      ------        ------       ------
 Benefit obligation at December 31,                     $400       $ 405        $   79       $   64
                                                      ======      ======        ======       ======

Change in plan assets:
 Fair value at January 1,                              $ 322       $ 399        $    -       $    -
 Actual return on plan assets                             47          41             -            -
 Group contribution                                       62          15             4            4
 Benefits paid                                           (72)        (37)           (4)          (4)
 Settlements                                             (26)          -             -            -
 Foreign exchange rate changes                             -         (96)            -            -
                                                      ------      ------        ------       ------
 Fair value at December 31,                            $ 333       $ 322        $    -       $    -
                                                      ======      ======        ======       ======

Accrued benefit costs:
 Funded status                                         $ (67)      $ (83)       $  (79)      $  (64)
 Unrecognized net transition liability                     4           3             -            -
 Unrecognized net actuarial losses                        11          32            23           14
 Unrecognized prior service costs                          9           9             -            -
                                                      ------      ------        ------       ------
 Accrued benefit cost                                  $ (43)      $ (39)       $  (56)      $  (50)
                                                      ======      ======        ======       ======

Amounts recognized in the Combined Balance Sheet:
 Prepaid benefit cost                                  $  27       $  28        $    -       $    -
 Equity in affiliates                                    (30)        (40)            -            -
 Accrued benefit liability                               (40)        (27)          (56)         (50)
                                                      ------      ------        ------       ------
 Prepaid (accrued) benefit cost                        $ (43)      $ (39)       $  (56)      $  (50)
                                                      ======      ======        ======       ======


Weighted average rate assumptions:

 Discount rate                                           7.6%        8.4%         10.0%        10.3%
 Rate of increase in compensation                        5.4%        6.4%          4.0%         4.2%
 Expected return on plan assets                          9.6%        9.4%          n/a          n/a

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 8  -  Employee Benefit plans - continued
---------------------------------------------

                                                         As of December 31,
                                                      -----------------------
                                                       (Millions of dollars)
                                                         1998           1997
                                                      -------       --------
Pension plans with accumulated benefit obligations
   in excess of assets
 Projected benefit obligation                           $ 184          $ 112
 Accumulated benefit obligation                           157             93
 Fair value of assets                                      87             46


                                                       Year ended December 31,
                                                 ---------------------------------
                                                        (Millions of dollars)
                                                   1998          1997         1996

Components of Pension Expense

 Service cost                                    $   19        $   26       $   26
 Interest cost                                       31            44           46
 Expected return on plan assets                     (28)          (36)         (37)
 Amortization of prior service cost                   1             3            3
 Recognized net actuarial loss                        5             3            4
 Curtailment/settlement loss                         21             -            -
                                                 ------        ------       ------
  Total                                          $   49        $   40       $   42
                                                 ======        ======       ======

Components of Other Post-retirement Benefits
 Service cost                                    $    2        $    2       $    1
 Interest cost                                        6             6            5
 Special termination benefit recognition              3             -            -
 Curtailment recognition                              3             -            -
                                                 ------        ------       ------
                                                 $   14        $    8       $    6
                                                 ======        ======       ======

Other post-retirement benefits are comprised of contributory healthcare and life insurance plans. A one percentage point change in the assumed health care cost trend rate of 9.1% would change the post-retirement benefit obligation by $9 million and would not have a material effect on aggregate service and interest components.


Note 9 - Commitments and contingencies
----------------------------------------

In 1997, Caltex received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise tax, along with penalties and interest, bringing the total to approximately $2 billion. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Prior to this time, Caltex directly supplied crude oil to its Japanese customers, however, in 1980, a Caltex subsidiary also became a contractual supplier of crude oil. The IRS position is that the additional supplier constituted a transfer of property, and was thus taxable. Caltex is challenging the claim since the addition of another supplying company was not a taxable event. Additionally, Caltex believes the claim is based on an overstated value. Finally, Caltex disagrees with the imposition and calculation of interest and penalties. Caltex believes the underlying excise tax claim is wrong. Caltex also believes the related claim for penalties is wrong and the IRS claim for interest is flawed.

To litigate this claim, Caltex has been required to maintain a letter of credit ($2.5 billion at February 8, 1999, including interest for 1998 and 1999). The Stockholders have guaranteed this letter of credit. For excise taxes, unlike income taxes, the taxpayer is required to pay a portion of the tax liability to gain access to the courts. Caltex has made a payment of $12 million in order to progress this claim.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 9  -  Commitments and contingencies - continued
----------------------------------------------------

Caltex also is involved in IRS tax audits for years 1987-1993. While no claims by the IRS are outstanding for these years, in the opinion of management, adequate provision has been made for income taxes for all years either under examination or subject to future examination.

Caltex and certain of its subsidiaries are named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in various lawsuits filed in the U.S. and the Philippines on behalf of at least 3,350 parties, who were either survivors of, or relatives of persons who allegedly died in, a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying products for Caltex (Philippines) Inc. (a subsidiary of Caltex) in connection with a contract of affreightment. Although Caltex had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability have been alleged against Caltex. The major suit filed in the U.S. (Louisiana State Court) does not mention a specific monetary recovery although the pleadings contain a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made at this time. Caltex sought to preclude the plaintiffs from pursuing the Louisiana litigation on various federal and procedural grounds. Having pursued these remedies in the federal court system without success (including a denial of a writ of certiorari by the U.S. Supreme Court), Caltex management intends to continue to contest all of the foregoing litigation vigorously on various substantive and procedural grounds.

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

A Caltex subsidiary has a contractual commitment, until 2007, to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate. Total future estimated commitments under this contract, based on current pricing and projected growth rates, are approximately $800 million per year. Purchases (in billions of dollars) under this and other similar contracts were $0.8, $1.0 and $0.8 in 1998, 1997 and 1996, respectively.

Caltex is contingently liable for sponsor support funding for a maximum of $278 million in connection with an affiliate's project finance obligations. While the project is operational, the requirements for the plant physical completion test, which were to have been completed by June 30, 1998, have not been fully satisfied. Thus, while an event of default exists in terms of the financing agreement, the secured lenders have agreed not to enforce their rights and remedies until June 30, 1999, since the affiliate was able to satisfy certain conditions in the loan documentation. The affiliate is currently addressing the outstanding issues to remedy the default conditions and expects to meet all completion conditions by the agreed date.

During 1998, Caltex contributed $218 million as additional equity in the above affiliate to meet sponsor support requirements. The other sponsor similarly provided its proportionate share of equity under the sponsor support agreement. In addition, during 1998, Caltex and the other sponsor provided temporary short-term extended trade credit related to crude oil supply with an outstanding balance owing to Caltex at December 31, 1998 of $31 million. The possible requirement for further post-construction support is largely dependent on refining margins and the affiliate's ability to service its secured debt.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 10  -  Financial Instruments
---------------------------------

Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:


                                                            As of December 31,
                                                        -------------------------
                                                           (Millions of dollars)
                                                          1998               1997
                                                        ------             ------
Interest rate swaps - Pay Fixed, Receive Floating       $  653             $  591
Interest rate swaps - Pay Floating, Receive Fixed          202                209
Commitments to purchase foreign currencies                 395                467
Commitments to sell foreign currencies                      25                 50

The Group enters into interest rate swaps in managing its interest risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to eleven years. Net unrealized (losses) and gains on contracts outstanding at December 31, 1998 and 1997 were ($7 million) and $6 million, respectively.

The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian, Hong Kong, and Singapore dollars) hedging existing liabilities have maturities of up to three years. Net unrealized losses applicable to outstanding forward exchange contracts at December 31, 1998 and 1997 were $23 million and $16 million, respectively.

The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. Established petroleum futures exchanges are used, as well as "over-the-counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets. The derivative positions are marked-to-market for valuation purposes. Gains and losses on hedges are deferred and recognized concurrently with the underlying commodity transactions. Derivative gains and losses not considered to be a hedge are recognized currently in income. Unrealized gains on commodity-based derivative hedging contracts outstanding as of December 31, 1998 and 1997 were $14 million and $3 million, respectively.

The Group's long-term debt of $930 million and $770 million as of December 31, 1998 and 1997, respectively, had fair values of $896 million and $731 million as of December 31, 1998 and 1997, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, marketable securities, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities.

The Group had investments in debt securities available-for-sale at amortized costs of $105 million and $82 million at December 31, 1998 and 1997, respectively. The fair value of these securities at December 31, 1998 and 1997 approximates amortized costs. As of December 31, 1998 and 1997, investments in debt securities available-for-sale had maturities less than ten years. As of December 31, 1998 and 1997, the Group's carrying amount for investments in affiliates accounted for at equity included $19 million and $12 million, respectively, for after tax unrealized net gains on investments held by these companies.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 10 - Financial Instruments - continued
-------------------------------------------

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

Note 11 - Taxes
---------------

Taxes charged to income consist of the following:

                                                              Year ended December 31,
                                                   ----------------------------------------
                                                               (Millions of dollars)

                                                       1998            1997            1996
                                                       ----            ----            ----

 Taxes other than income taxes (International):

  Duties, import and excise taxes                  $  1,218        $  1,409         $ 1,349
  Other                                                  17              19              18
                                                   --------        --------         -------

     Total taxes other than income taxes           $  1,235        $  1,428         $ 1,367
                                                   ========        ========         =======


 Income taxes:

  U.S. taxes :

    Current                                        $      6        $      8         $   455
    Deferred                                             23              (2)             19
                                                   --------        --------         -------
     Total U.S.                                          29               6             474
                                                   --------        --------         -------


  International taxes:

    Current                                        $    228        $    407         $   491
    Deferred                                             69             (49)             17
                                                   --------        --------         -------
     Total International                                297             358             508
                                                   --------        --------         -------

 Total provision for income taxes                  $    326        $    364         $   982
                                                   ========        ========         =======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 11 - Taxes - continued
---------------------------

Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                         Year ended December 31,
                                                       ----------------------------

                                                      1998       1997       1996
                                                      ----       ----       ----

 Computed "expected" tax rate                         35.0%      35.0%      35.0%


 Effect of recording equity in net income

   of affiliates on an after tax basis                (7.3)     (11.3)      (0.7)
 Effect of dividends received from
   subsidiaries and affiliates                        (0.3)      (0.3)      (0.5)
 Income subject to foreign taxes at other
   than U.S. statutory tax rate                       26.0        5.2        8.1
 Effect of sale of investment in affiliate               -          -        3.6
 Deferred income tax valuation allowance               8.7        1.4        0.5
 Other                                                 0.7          -       (0.8)
                                                     -----      -----      -----
 Effective tax rate                                   62.8%      30.0%      45.2%
                                                     =====      =====      =====

The increase in the effective tax rate in 1998 is primarily due to the larger proportion of earnings from higher tax rate foreign jurisdictions, and the effect of foreign currency translation on pre-tax income.

Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. Temporary differences and tax loss carry-forwards which give rise to deferred tax liabilities (assets) are as follows:

                                       As of December 31,
                                    -----------------------
                                      (Millions of dollars)
                                    1998               1997
                                   -----              -----

 Depreciation                      $ 316              $ 314
 Miscellaneous                        38                 22
                                   -----              -----
     Deferred tax liabilities        354                336
                                   -----              -----

 Investment allowances               (62)               (74)
 Tax loss carry-forwards             (63)               (50)
 Foreign exchange                     (8)               (33)
 Retirement benefits                 (48)               (30)
 Miscellaneous                       (12)               (15)
                                   -----              -----
     Deferred tax assets            (193)              (202)
 Valuation allowance                  72                 27
                                   -----              -----

     Net deferred taxes            $ 233              $ 161
                                   =====              =====

A valuation allowance has been established to reduce deferred income tax assets to amounts which, in the Group's judgement are more likely than not (more than 50%) to be utilized against current and future taxable income when those temporary differences become deductible.

                          CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued
---------------------------

Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.4 billion as of December 31, 1998 and December 31, 1997, respectively. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability. Excess U.S. foreign income tax credits are not recorded until realized.

Note 12 - Accounting change
-----------------------------

An affiliate of the Group capitalized certain start-up costs, primarily organizational and training, over the period 1992-1996 related to a grassroots refinery construction project in Thailand. These costs were considered part of the effort required to prepare the refinery for operations. With the issuance of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", these costs would be accounted for as period expenses. The Group has elected early adoption of this pronouncement effective January 1, 1998 and accordingly, recorded a cumulative effect charge to income as of January 1, 1998 of $50 million representing the Group's share of the applicable start-up costs. Excluding the cumulative effect, the change in accounting for start-up costs did not materially affect net income for 1998.

Note 13 - Restructuring/Reorganization
----------------------------------------

Caltex recorded a charge to income for $86 million in 1998 for various restructuring and reorganization activities undertaken to realign the company along functional lines and reduce redundant operating activities. The charge includes severance and other termination benefits (for a total of 500 employees) of $52 million for U.S. headquarter and expatriate operating staff ($26 million severance and other termination benefits, and $26 million for employee benefit curtailment/settlements) and $8 million for various foreign staff, and $10 million for asset and lease commitment write-offs. Other reorganization costs were $16 million. Approximately $53 million remained as recorded liabilities as of December 31, 1998, which will mostly be paid during 1999. These charges were included in selling, general and administrative expenses in the combined statement of income.

Note 14 - Combined statement of cash flows
--------------------------------------------

Changes in operating working capital consist of the following:


                                        Year ended December 31,
                                 ----------------------------------
                                         (Millions of dollars)
                                  1998           1997          1996
                                 -----          -----        ------

 Accounts and notes receivable   $ 404          $  33        $ (235)
 Inventories                       (28)            85           (16)
 Accounts payable                 (105)          (252)          210
 Accrued liabilities                41              1            18
 Estimated income taxes              4            (17)           16
                                 -----         -------       ------
    Total                        $ 316         $ (150)       $   (7)
                                 =====         =======       =======


Net cash provided by operating activities includes the following cash payments for interest and income taxes:

                                                       Year ended December 31,
                                                -------------------------------
                                                        (Millions of dollars)
                                                 1998        1997          1996
                                                -----      ------        ------
 Interest paid (net of capitalized interest)    $ 182      $  138        $  137
 Income taxes paid                              $ 237      $  440        $  865

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 14  -  Combined statement of cash flows - continued
--------------------------------------------------------

The deconsolidation of Caltex Australia Limited as of December 31, 1997, as described in Note 4, resulted in a non-cash reduction in the following combined balance sheet captions for 1997, which have not been included in the combined statement of cash flows:


 Net working capital           $  60
 Equity in affiliates             94
 Long-term debt                   45
 Minority interest               109


No significant non-cash investing or financing transactions occurred in 1998 and 1996.

Net cash provided by operating activities in 1996 includes income tax payments relating to the sale of an investment in an affiliate. Proceeds from this sale are included in net cash provided by investing activities.

Note 15 - Oil and gas exploration, development and producing activities
-----------------------------------------------------------------------

The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.