Form 10-Q
period 1999-03-31
CHEVRON CORP
filed 1999-05-06
CIK 93410

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-368-2


                               Chevron Corporation
             (Exact name of registrant as specified in its charter)


            Delaware                                         94-0890210
   -------------------------------                      ---------------------
   (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

   575 Market Street, San Francisco, California                94105
   --------------------------------------------           -------------
     (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code (415) 894-7700

                                   NONE
              -----------------------------------------
             (Former  name  or  former   address,   if
                    changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                       Outstanding as of March 31, 1999
  ----------------------------------         --------------------------------
    Common stock, $1.50 par value                       655,349,740

================================================================================

                                      INDEX
                                                                     Page No.

             Cautionary Statements Relevant to Forward-Looking
             Information for the Purpose of "Safe Harbor"
             Provisions of the Private Securities Litigation
             Reform Act of 1995                                            1

PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements
             Consolidated Statement of Income for the three months
               ended March 31, 1999 and 1998                               2

             Consolidated Statement of Comprehensive Income for
               the three months ended March 31, 1999 and 1998              2

             Consolidated Balance Sheet at March 31, 1999
               and December 31, 1998                                       3

             Consolidated Statement of Cash Flows for the three months
               ended March 31, 1999 and 1998                               4

             Notes to Consolidated Financial Statements                 5-13

  Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations           14-24

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                            25

  Item 6.    Listing of Exhibits and Reports on Form 8-K                  25

  Signature                                                               25

  Exhibit:   Computation of Ratio of Earnings to Fixed Charges            26

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

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                           Three Months Ended
                                                                    March 31,
Millions of Dollars,  Except Per-Share Amounts              1999         1998(1)
-----------------------------------------------------------------------------
Revenues
Sales and other operating revenues*                     $  6,399     $  7,464
Income from equity affiliates                                144          126
Other income                                                 146           38
                                                       ----------------------
   Total Revenues                                          6,689        7,628
                                                       ----------------------

Costs and Other Deductions
Purchased crude oil and products                           2,781        3,635
Operating expenses                                         1,160        1,206
Selling, general and administrative expenses                 397          253
Exploration expenses                                          88          101
Depreciation, depletion and amortization                     566          554
Taxes other than on income*                                1,078        1,011
Interest and debt expense                                    105           94
                                                       ----------------------
   Total Costs and Other Deductions                        6,175        6,854
                                                       ----------------------


Income Before Income Tax Expense                             514          774
Income Tax Expense                                           185          267
                                                       ----------------------
Net Income                                              $    329     $    507
                                                       ======================

Per Share of Common Stock:
   Net Income     - Basic                               $    .50     $    .78
                  - Diluted                             $    .50     $    .77
   Dividends                                            $    .61     $    .61

Weighted Average Number of
 Shares Outstanding (000s)          - Basic              654,677      654,871
                                    - Diluted            657,493      657,128

*   Includes consumer excise taxes.                     $    912     $    852

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                                            Three Months Ended
                                                                     March 31,
Millions of Dollars                                         1999         1998(1)
-----------------------------------------------------------------------------
Net Income                                              $    329     $    507
                                                       ----------------------
   Unrealized holding (loss) gain on securities               (6)           2
   Minimum pension liability adjustment                      (11)         (16)
                                                       ----------------------
Other Comprehensive Income, net of tax                       (17)         (14)
                                                       ----------------------
Comprehensive Income                                    $    312     $    493
                                                       ======================

See accompanying notes to consolidated financial statements.

(1) Restated for the company's share of the cumulative effect of Caltex's implementation, effective January 1, 1998, of accounting standard - SOP 98-5, "Reporting the Costs of Start-Up Activities" and the cumulative effect from a change in the company's method of applying an accounting principle relating to certain Canadian deferred income taxes, effective January 1, 1998.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                               March 31,
Millions of Dollars                                 1999       December 31,
                                              (Unaudited)              1998
---------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                        $   538            $   569
Marketable securities                                947                844
Accounts and notes receivable                      2,773              2,813
Inventories:
    Crude oil and petroleum products                 584                600
    Chemicals                                        545                559
    Materials, supplies and other                    300                296
                                                ---------------------------
Inventories, total                                 1,429              1,455

Prepaid expenses and other current assets            772                616
                                                ---------------------------
       Total Current Assets                        6,459              6,297
Long-term receivables                                945                872
Investments and advances                           4,794              4,604

Properties, plant and equipment, at cost          52,162             51,337
Less: accumulated depreciation,
        depletion and amortization                27,763             27,608
                                                ---------------------------
Properties, plant and equipment, net              24,399             23,729

Deferred charges and other assets                  1,169              1,038
                                                ---------------------------
           Total Assets                          $37,766            $36,540
                                                ===========================
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                  $ 3,795            $ 3,165
Accounts payable                                   2,282              2,170
Accrued liabilities                                1,169              1,202
Federal and other taxes on income                    348                226
Other taxes payable                                  397                403
                                                ---------------------------
       Total Current Liabilities                   7,991              7,166
Long-term debt                                     4,053              4,128
Capital lease obligations                            285                265
Deferred credits and other
  noncurrent obligations                           2,561              2,560
Noncurrent deferred income taxes                   3,923              3,645
Reserves for employee benefit plans                1,763              1,742
                                                ---------------------------
       Total Liabilities                          20,576             19,506
                                                ---------------------------
Preferred stock (authorized 100,000,000
   shares, $1.00 par value, none issued)               -                  -
Common stock (authorized 1,000,000,000 shares,
  $1.50 par value, 712,487,068 shares issued)      1,069              1,069
Capital in excess of par value                     2,183              2,097
Deferred compensation                               (621)              (691)
Accumulated other comprehensive income              (107)               (90)
Retained earnings                                 16,878             16,942
Treasury stock, at cost (57,184,966
  and 59,460,666 shares at March 31, 1999
    and December 31, 1998, respectively)          (2,212)            (2,293)
                                                ---------------------------
       Total Stockholders' Equity                 17,190             17,034
                                                ---------------------------
           Total Liabilities
            and Stockholders' Equity             $37,766            $36,540
                                                ===========================


See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                            Three Months Ended
                                                                                      March 31,
Millions of Dollars                                                     1999              1998(1)
----------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                            $ 329             $ 507
  Adjustments
   Depreciation, depletion and amortization                              566               554
   Dry hole expense related to prior years' expenditures                  19                22
   Distributions less than equity in affiliates' income                 (102)              (74)
   Net before-tax (gains) losses on asset retirements and sales         (108)                8
   Net foreign exchange losses                                            15                16
   Deferred income tax provision                                          60               132
   Net decrease (increase) in operating working capital                   90              (760)
   Other                                                                 (78)              (28)
                                                                      ------------------------
      Net Cash Provided by Operating Activities                          791               377
                                                                      ------------------------

Investing Activities
   Capital expenditures                                                 (797)             (730)
   Proceeds from asset sales                                             145                12
   Net (purchases) sales of marketable securities                       (102)              153
   Other investing cash flows, net                                       (22)              (57)
                                                                      ------------------------
      Net Cash Used for Investing Activities                            (776)             (622)
                                                                      ------------------------

Financing Activities
   Net borrowings of short-term obligations                              484             1,059
   Proceeds from issuance of long-term debt                               12                 9
   Repayments of long-term debt and other financing obligations         (214)               (7)
   Cash dividends                                                       (399)             (399)
   Net sales (purchases) of treasury shares                               70              (164)
                                                                      ------------------------
      Net Cash (Used For) Provided by Financing Activities               (47)              498
                                                                      ------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents               1                (3)
                                                                      ------------------------
Net Change in Cash and Cash Equivalents                                  (31)              250
Cash and Cash Equivalents at January 1                                   569             1,015
                                                                      ------------------------
Cash and Cash Equivalents at March 31                                  $ 538            $1,265
                                                                      ========================

See accompanying notes to consolidated financial statements.

(1) Restated for the company's share of the cumulative effect of Caltex's implementation, effective January 1, 1998, of accounting standard - SOP 98-5, "Reporting the Costs of Start-Up Activities" and the cumulative effect from a change in the company's method of applying an accounting principle relating to certain Canadian deferred income taxes, effective January 1, 1998. Certain other 1998 amounts have been reclassified to conform to the 1999 presentation.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 2.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1998 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 1999, are not necessarily indicative of future financial results.

Note 2.  Net Income

Net income for the first quarter of 1999 benefited $48 million from special items, compared with net benefits of $71 million in the 1998 first quarter. In the 1999 first quarter, a gain of $60 million from the sale of the company's interest in a coal mining affiliate was partially offset by net environmental remediation provision of $12 million for the company's U.S. exploration and production (upstream) and refining, marketing and transportation (downstream) operations.

The 1998 results included benefits of $125 million from favorable prior-year income tax adjustments and $32 million from the cumulative effect from a change in the company's method of applying an accounting principle relating to certain Canadian deferred income taxes, effective January 1, 1998. Partially offsetting these benefits were special charges of $56 million for the deferred tax effects from an exchange of international upstream properties, $25 million for the company's share of the cumulative effect from Caltex's adoption of a new accounting standard for the costs of start-up activities and $5 million for net provisions for environmental remediation in the company's U.S. downstream operations.

Foreign exchange losses of $9 million and $46 million were included in first quarter 1999 and 1998 net income, respectively.

Note 3.  Information Relating to the Statement of Cash Flows

The "Net decrease (increase) in operating working capital" is composed of the following:

                                                              Three Months Ended
                                                                       March 31,
Millions of Dollars                                              1999       1998
--------------------------------------------------------------------------------

Decrease in accounts and notes receivable                    $    41    $   267
Decrease (increase) in inventories                                34        (61)
Increase in prepaid expenses and other current assets           (153)      (169)
Increase (decrease) in accounts payable
  and accrued liabilities                                         57       (726)
Increase (decrease) in income and other taxes payable            111        (71)
--------------------------------------------------------------------------------

     Net decrease (increase) in operating working capital    $    90    $  (760)
--------------------------------------------------------------------------------

Changes in accounts payable and accrued liabilities in both periods were largely related to changes in accounts payable balances. A decrease in the 1998 period reflected lower prices and amounts owed for crude oil and refined products. The 1999 period reflected an opposite trend in commodity prices and accounts payable.

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                             Three Months Ended
                                                                       March 31,
Millions of Dollars                                              1999       1998
--------------------------------------------------------------------------------

Interest paid on debt (net of capitalized interest)            $  110     $  102
Income taxes paid                                              $    9     $  205
--------------------------------------------------------------------------------



The "Net (purchases) sales of marketable securities" consists of the following gross amounts:

                                                             Three Months Ended
                                                                       March 31,
Millions of Dollars                                             1999       1998
--------------------------------------------------------------------------------

Marketable securities purchased                              $  (793)    $ (534)
Marketable securities sold                                       691        687
--------------------------------------------------------------------------------

     Net (purchases) sales of marketable securities          $  (102)    $  153
--------------------------------------------------------------------------------


The Consolidated Statement of Cash Flows excludes the following significant non-cash transactions:

In March 1999, the company acquired the Rutherford-Moran Oil Corporation and another interest in Block 8/32 offshore Thailand. The company recorded a $600 million increase in property, plant and equipment, to reflect the fair value of assets acquired. The company paid $43 million in cash, net of cash acquired, $91 million of Chevron stock, and assumed net long-term debt of $341 million. The company also recorded a deferred tax liability of $104 million and a capital lease obligation of $22 million. Only the net cash component of these acquisitions is included as "Capital expenditures" in the Consolidated Statement of Cash Flows. In March 1999, the company repaid $202 million of the assumed debt, which is included in "Repayments of long-term debt and other financing obligations."

The company's Employee Stock Ownership Plan (ESOP) repaid $70 million and $60 million of matured debt guaranteed by Chevron Corporation in January of 1999 and 1998, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.


Note 4.  Operating Segments and Geographic Data

Chevron manages its exploration and production; refining, marketing and transportation; and chemicals businesses separately. The company's primary country of operation is the United States, its country of domicile. Activities in no other country meet the materiality requirements for separate disclosure.

Reportable  segments  sales and other  operating  revenues,  including  internal transfers, for the three-month periods ended March 31, 1999 and 1998, are presented in the following table.
                                                          Three Months Ended
                                                                   March 31,
  Millions of Dollars                                        1999       1998
----------------------------------------------------------------------------

   Exploration and Production
       United States                                       $  628    $   869
       International                                          988      1,244
                                                           -----------------

            Sub-total                                       1,616      2,113
       Intersegment Elimination - United States              (306)      (413)
       Intersegment Elimination - International              (440)      (559)
                                                           -----------------

   Total Exploration and Production                           870      1,141
                                                           -----------------


   Refining, Marketing and Transportation
       United States                                        3,818      4,300
       International                                          919      1,198
                                                           -----------------

            Sub-total                                       4,737      5,498
       Intersegment Elimination - United States               (63)       (61)
       Intersegment Elimination - International                (4)        (6)
                                                           -----------------


   Total Refining, Marketing and Transportation             4,670      5,431
                                                           -----------------


   Chemicals
       United States                                          627        680
       International                                          176        145
                                                           -----------------

            Sub-total                                         803        825
       Intersegment Elimination - United States               (39)       (29)
       Intersegment Elimination - International                 -          -
                                                           -----------------

   Total Chemicals                                            764        796
                                                           -----------------


   All Other
       United States                                          107        106
       International                                            2          1
                                                           -----------------

            Sub-total                                         109        107
       Intersegment Elimination - United States               (13)       (11)
       Intersegment Elimination - International                (1)         -
                                                           -----------------
   Total All Other                                             95         96
                                                           -----------------



   Sales and Other Operating Revenues
       United States                                        5,180      5,955
       International                                        2,085      2,588
----------------------------------------------------------------------------

            Sub-total                                       7,265      8,543
       Intersegment Elimination - United States              (421)      (514)
       Intersegment Elimination - International              (445)      (565)
----------------------------------------------------------------------------

  Total Sales and Other Operating Revenues                 $6,399     $7,464
============================================================================

The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the Chevron Corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. After-tax segment earnings for the three-month periods ended March 31, 1999 and 1998 are presented in the following table.

                                                          Three Months Ended
                                                                   March 31,
 Millions of Dollars                                         1999       1998
----------------------------------------------------------------------------
  Exploration and Production
      United States                                        $   47      $ 106
      International                                           116        133
                                                           -----------------

  Total Exploration and Production                            163        239
                                                           -----------------


  Refining, Marketing and Transportation
      United States                                            82         45
      International                                            87         76
                                                           -----------------

  Total Refining, Marketing and Transportation                169        121
                                                           -----------------


  Chemicals
      United States                                            38         44
      International                                            12         19
                                                           -----------------

  Total Chemicals                                              50         63
                                                           -----------------


                                                           -----------------
  Total Segment Income                                        382        423
                                                           -----------------


  Interest Expense                                           (105)       (94)
  Interest Income                                              21         29
  Other                                                        31        149
----------------------------------------------------------------------------

 Net Income                                                 $ 329      $ 507
============================================================================

Segment assets at March 31, 1999 and year-end 1998 are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                               March 31,        December 31,
Millions of Dollars                                 1999                1998
----------------------------------------------------------------------------

Exploration and Production
   United States                                 $ 6,002            $  6,026
   International                                  11,567              10,794
                                               -----------------------------
Total Exploration and Production                  17,569              16,820
                                               -----------------------------

Refining, Marketing and Transportation
   United States                                   8,124               8,084
   International                                   3,643               3,559
                                               -----------------------------
Total Refining, Marketing and Transportation      11,767              11,643
                                               -----------------------------

Chemicals
   United States                                   3,172               3,045
   International                                     829                 828
                                               -----------------------------
Total Chemicals                                    4,001               3,873
                                               -----------------------------


                                               -----------------------------
Total Segment Assets                              33,337              32,336
                                               -----------------------------


All Other
   United States                                   2,616               2,467
   International                                   1,813               1,737
                                               -----------------------------
Total All Other                                    4,429               4,204
                                               -----------------------------

Total Assets - United States                      19,914              19,622
Total Assets - International                      17,852              16,918
----------------------------------------------------------------------------
Total Assets                                     $37,766             $36,540
============================================================================

The first quarter 1999 increase in international exploration and production assets shown above is primarily due to the company's acquisitions in March 1999 of the Rutherford-Moran Oil Corporation and another interest offshore Thailand.

Note 5.  Income Taxes

Taxes on income for the first quarter of 1999 were $185 million, compared with $267 million in last year's first quarter. The effective tax rate for the first quarter of 1999 was 36 percent, compared with 34.5 percent in last year's first quarter. The increase in the effective tax rate was primarily the result of prior-period tax adjustments, which lowered the effective tax rate for the 1998 quarter. Partially offsetting this effect were a shift in international earnings from countries with higher effective income taxes to those with lower effective taxes, the utilization of capital loss benefits and higher equity affiliates' after-tax earnings as a proportion of before-tax income.

Note 6.  Selling, General and Administrative Expenses

First quarter 1999 selling, general and administrative expenses of $397 million were $144 million higher than the 1998 quarter. Expenses in the 1999 quarter were higher on increased interest expense associated with the Cities Service judgement and increased selling expenses. Expenses in the 1998 quarter were reduced as a result of the effects of the interest component of favorable prior-year tax adjustments and recoveries of certain prior-year claims, which did not recur in the 1999 quarter.

Note 7.  Summarized Financial Data - Chevron U.S.A. Inc.

At March 31, 1999, Chevron U.S.A. Inc. was Chevron Corporation's principal U.S. operating subsidiary, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following tables.

                                                        Three Months Ended
                                                                 March 31,
Millions of Dollars                                   1999            1998
--------------------------------------------------------------------------

Sales and other operating revenues                  $5,252          $5,862
Costs and other deductions                           5,231           5,705
Net income                                              78             196
--------------------------------------------------------------------------


                                       March 31,      December 31,
Millions of Dollars                        1999              1998
-----------------------------------------------------------------

Current assets                         $  3,289          $  3,227
Other assets                             19,160            18,306

Current liabilities                       4,279             3,809
Other liabilities                         6,576             6,517

Net worth                                11,594            11,207
-----------------------------------------------------------------


Note 8.  Summarized Financial Data - Chevron Transport Corporation

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

                                                 Three Months Ended
                                                          March 31,
Millions of Dollars                            1999            1998
-------------------------------------------------------------------

Sales and other operating revenues             $122            $135
Costs and other deductions                      136             131
Net (loss) income                                (6)              8
-------------------------------------------------------------------

                               March 31,      December 31,
Millions of Dollars                 1999              1998
----------------------------------------------------------

Current assets                  $    293          $    270
Other assets                       1,004               982

Current liabilities                  951               898
Other liabilities                    282               284

Net worth                             64                70
----------------------------------------------------------


Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at March 31, 1999.

Note 9.  Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                                       Three Months Ended
                                                                 March 31,
Millions of Dollars                                  1999            1998(1)
-------------------------------------------------------------------------

Gross revenues                                     $3,960          $4,306
Income before income taxes                            289             320

Net income before
  cumulative effect of accounting change              203             205
Cumulative effect of accounting change                  -             (50)
                                                  -----------------------
      Net income                                      203             155
                                                  -----------------------

(1) 1998 amounts have been restated for the cumulative effect of Caltex's adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," effective January 1, 1998.

Note 10.  Contingent Liabilities - Litigation

The company is a party to numerous lawsuits and claims, including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices and others related to the use of the chemical MTBE in certain oxygenated gasolines. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the company's litigation matters, and losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of these matters will not result in any significant liability to the company in relation to its consolidated financial position or liquidity.


The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly the company recorded in 1998 results a litigation reserve of $637 million after-tax, substantially all of which pertained to this lawsuit, for the judgement and accrued interest through December 1998. The company continues to add to the litigation reserve by recording additional accrued interest for each accounting period. The company has filed a petition for rehearing in the Oklahoma Supreme Court. The ultimate outcome of this matter cannot be presently determined with certainty, and the company will seek further review of this case in the appropriate courts.

Note 11. Other Contingencies and Commitments

The U.S. federal income tax and California income tax liabilities of the company have been settled through 1987 and 1991, respectively.

In June 1997, Caltex Corporation received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex believes the underlying excise tax claim is wrong and therefore the claim for penalties and interest is wrong. In May 1998, Caltex filed a complaint in the United States Court of Federal Claims asking the Court to hold that Caltex owes nothing on the IRS claim. A decision by the Court remains pending. In February 1999, Caltex renewed a letter of credit for $2.52 billion to the IRS that was required to pursue the claim. In May 1999 the IRS agreed to reduce the letter of credit, which is guaranteed by Chevron and Texaco, to $200 million.

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

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, chemical plants, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligation to make such expenditures has had or will have any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Indonesia, Venezuela and Thailand. The company's Caltex affiliates have significant operations in Indonesia, Korea, Japan, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               First Quarter 1999 Compared With First Quarter 1998

Financial Results
-----------------
Net income for the 1999 first quarter was $329 million ($0.50 per share-diluted and basic), a decrease of 35 percent from 1998 first quarter net income of $507 million ($0.77 per share-diluted, $0.78 per share-basic). Net income for 1999 benefited from net special items of $48 million, compared with net benefits of $71 million in last year's first quarter. In the 1999 first quarter, a $60 million gain from the sale of the company's interest in a coal mining affiliate was partially offset by $12 million of net environmental remediation provisions for the company's U.S. operations.

This year's earnings were adversely affected by severely depressed crude oil, natural gas and commodity chemical prices. The company has been operating in a difficult price environment for more than a year. Although the upward trend in crude oil and natural gas prices, which began in mid-February, was encouraging, the improvement came too late to significantly increase first quarter earnings.

Chevron's worldwide exploration and production (upstream) earnings suffered appreciably from the decline in crude oil and natural gas prices since last year's first quarter. These lower prices were the primary drivers for the decline in earnings. The company's average U.S. crude oil realization of $9.97 per barrel in the first quarter 1999 fell 20 percent compared with the 1998 first quarter; its average U.S. natural gas realization of $1.63 per thousand cubic feet (MCF) declined 22 percent. On the positive side, international liquids production continued to grow. During the first quarter of 1999, net international liquids production was up more than 8 percent from the first quarter of last year, primarily due to increased production in Angola, Indonesia and Kazakhstan.

The company's U.S. refining, marketing and transportation results for the first quarter of 1999 improved compared with last year, mainly reflecting higher sales margins and higher refined products sales volumes. The 1999 first quarter benefited from less downtime and lower expenses from planned maintenance at our refineries than last year's first quarter. Total U.S. refined products sales volumes were nearly 5 percent above last year's levels, including a 9 percent increase in branded motor gasoline sales.

Operating Environment and Outlook
---------------------------------
The company's earnings are affected significantly by fluctuations in the price of crude oil and natural gas. While depressed much of the quarter, the price of West Texas Intermediate (WTI), a benchmark crude oil, has risen significantly from its low point of $11.38 per barrel in mid-February of this year to over $18.50 per barrel in late April/early May. The benchmark Henry Hub natural gas spot price has also risen to about $2.20 per thousand cubic feet in the late April, up over 50 cents from its low in early March.

Certain countries in which Chevron has producing operations have mandated reductions in crude oil production to help boost sales prices of crude oil. To date, Chevron's overall production has not been materially affected by these reductions, and the company believes that in the current industry environment, the net effect of any curtailments directed by host countries will not be significant to its overall production levels. However, such curtailments or limits may have an adverse effect on the level of new production from current and future development projects.

Chevron has significant production and development projects under way in West Africa. Its share of combined production from Nigeria, Angola, Republic of Congo and Democratic Republic of Congo was more than 330,000 barrels per day in the 1999 first quarter. Civil unrest, political uncertainty and economic conditions in this area may affect the company's producing operations. Community protests have disrupted the company's production in these countries in the past. The company continues to monitor developments in this area closely, including the effects of the upcoming change to the recently elected government in Nigeria.

For U.S. downstream operations, excluding the effects of certain crude oil pricing adjustments, sales margins strengthened late in the first quarter and remained strong early into the second quarter.

The company's Caltex affiliate may continue to be affected adversely by the Asian economic downturn and its impact on the demand for, and the excess supply of, refined products in the markets in which it operates.

Chevron announced several consolidations and reorganizations that are expected to be completed later in 1999 and will result in increased efficiencies and lower costs. These include the relocation of the headquarters of chemicals and pipeline operations to Houston, Texas, from the San Francisco Bay Area; the closing of the LaHabra, California, research facility and relocation of these research activities to other company locations; the reorganizations of the company's San Joaquin Valley, Permian Basin, Mid-continent and Gulf of Mexico Shelf exploration and production operations; and the consolidation of the company's Australia and Papua New Guinea strategic business units. The company expects to record a charge to earnings in the second quarter 1999 for employee termination benefits and certain restructuring costs associated with these and other organizational changes.

Significant Developments Since the Beginning of 1999
----------------------------------------------------
Some of the operational highlights since the beginning of the year were as follows:

The acquisitions of Rutherford-Moran Oil Corporation and another interest in Block B8/32 offshore Thailand were completed in late March. These purchases provide Chevron with an entry into the Southeast Asian gas market through a 52 percent interest in Block B8/32. The new property is located 125 miles offshore Thailand in 250 feet of water. The company will become the operator of the Block on October 1, 1999.

In February, Chevron and its partners celebrated first crude oil production from the Huizhou 32-5 Field, located in the Pearl River Mouth Basin of the South China Sea. Production from this field is expected to reach 27,000 barrels a day.

Production began in January from Genesis, Chevron's first deepwater project in the Gulf of Mexico. Production is anticipated to reach 50,000 barrels per day of oil and equivalent gas by year-end 1999, with peak production expected to reach 67,000 barrels per day by 2002.

In February 1999, Chevron completed the sale of platforms Gail and Grace located in federal waters in the southeast end of the Santa Barbara Channel, along with the associated platform-to-shore pipelines, certain onshore pipeline assets and an onshore processing facility. At the same time, the company also sold its non-operated interest in the Dos Cuadras producing operations and their associated pipeline assets and onshore facilities.

The company continues to pursue the sale of its remaining offshore California assets, including its interests in the Point Arguello Unit and the related onshore processing facilities. Concurrent with pursuing sale options, Chevron has notified its partners of its intent to resign operatorship of these assets. As part of this resignation process, the company commenced shut-in of the operations on May 1. If an agreement to sell these assets cannot be reached, or if the partners in the operations take no action to appoint another operator, the company estimates that all of its Point Arguello assets could be shut in by the end of August 1999. A sale of the assets or a permanent shut-in will complete Chevron's exit from offshore California oil and gas producing activities. If a sale cannot be accomplished, but a new operator is appointed, then Chevron would hold, at least temporarily, a non-operated interest in the continuing operations.

In March, Chevron completed the sale of its one-third interest in the Black Beauty Coal Co. for cash proceeds of about $130 million and recorded an after-tax gain of $60 million. The company's remaining coal mining assets are also held for sale.

Chevron Chemical Company LLC began commercial production from its new fuel and lubricating oil additives manufacturing plant in Singapore during the first quarter of 1999, with most of the first quarter 1999 production used to build inventories. Increased sales volumes are expected in the second quarter, as product qualification is completed.

In April 1999, Chevron announced discontinuation of discussions with ARCO to combine the two companies' oil and gas producing assets in the Permian Basin of West Texas and southeast New Mexico because of the announced acquisition of ARCO by BP Amoco.

The Caspian Pipeline Consortium, in April 1999, awarded the first major construction contract for its project to refurbish an existing pipeline and construct a new pipeline to transport the Tengiz crude oil to the Russian port of Novorossiysk. Other major contracts will be awarded during the second quarter 1999 with construction of the marine terminal at Novorossiysk set to begin in May 1999. The projected total cost of the project is $2.2 billion. The pipeline and associated facilities are expected to transport first oil in mid-2001.

Chevron signed an agreement to sell its shares of Plantation Pipe Line Company to Kinder Morgan Energy Partners L.P. for $124 million in cash. Plantation Pipe Line Company is a major transporter of petroleum products from Gulf Coast refineries to markets throughout the Southeastern states. The sale is subject to regulatory approvals and is expected to be completed in the second or third quarter of 1999. The company anticipates recording a significant gain upon completion of this transaction. Chevron also signed an agreement to sell its West Texas Gathering Pipeline System to Plains All American Pipeline, L.P. for approximately $40 million in cash. The assets include about 400 miles of pipeline, gathering lines, pump stations and trunk lines used to transport about 98,000 barrels of crude oil per day to Midland, Texas. Chevron will continue to use the pipeline under a contractual arrangement. The sale is expected to be completed in the third quarter of 1999 with no gain or loss expected to be recognized.

Year 2000 Problem
-----------------
The Year 2000 problem is the result of computer systems and other equipment with embedded chips or processors using two digits, rather than four, to define a specific year and potentially being unable to process accurately certain data before, during or after 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

Chevron has established a corporate-level Year 2000 project team to coordinate the efforts of teams in the company's operating units and corporate departments to address the Year 2000 issue in three major areas: information technology, embedded systems and supply chain. Information technology includes the computer hardware, systems and software used throughout the company's facilities. Embedded systems exist in automated equipment and associated software, which are used in the company's exploration and production facilities, refineries, transportation operations, chemical plants and other business operations. Supply chain includes the third parties with whom Chevron conducts business. The company also is monitoring the Year 2000 efforts of its equity affiliates and joint-venture partners. Progress reports on the Year 2000 project are presented regularly to the company's senior management and periodically to the Audit
Committee of the company's Board of Directors. The company is addressing the Year 2000 issue in three overlapping phases: (1) the identification and assessment of all critical equipment, software systems and business relationships that may require modification or replacement prior to 2000; (2) the resolution of critical items through remediation and testing of modifications, replacement, or development of alternative business processes; and (3) the development of contingency and business continuation plans for critical items to mitigate any disruptions to the company's operations.

Chevron intends to address all critical items prior to 2000. Phase 1 - identification and assessment - is essentially complete. Regarding Phase 2, the company estimates that at March 31, 1999, about 60 percent of embedded systems issues had been completed, along with about 75 percent of information technology issues. Phase 2 overall is expected to be essentially finished by the end of the third quarter 1999. Phase 3 - contingency planning - is also scheduled for completion at the end of the third quarter. At March 31, 1999, the company estimates that it had completed about 50 percent of the work in this area.

The company is using a risk-based analysis of its operations to identify those items deemed to be "mission critical," defined as having the potential for significant adverse effects in one or more of five areas: environmental protection, safety, ongoing business relationships, financial and legal exposure, and company credibility and image. Over 400 items of varying degrees of complexity in the company's own operations and about 1,000 third-party relationships have been deemed mission-critical. Many mission-critical items already have been found to be compliant, while others are undergoing remediation and testing. The company's major financial systems and desktop computer systems were upgraded in separate projects and are already compliant. Chevron is corresponding with all mission-critical third parties and expects to meet with a large percentage of them, either alone or with other potentially affected parties, to determine the relative risks of major Year 2000-related problems and to determine how to mitigate such risks. Additional items and third-party relationships may be added to or removed from this population as more information becomes available.

Using practical risk assessment and testing techniques, Chevron is dividing its list of more than 400 internal items into three categories: (1) those that are expected to be tested and made Year 2000 compliant prior to 2000; (2) items that will be removed from service without testing and replaced with Year 2000 compliant items; and (3) items to be "worked around," if found not to be Year 2000 compliant, until the items can be replaced or made compliant. Because of the scope of Chevron's operations, the company believes it is impractical to eliminate all potential Year 2000 problems before they arise. As a result, Chevron expects that for nonmission-critical items and those mission-critical items that remain "worked around," Year 2000 remedial efforts will continue into the year 2000.

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

The company is enhancing existing plans, where necessary, and in some cases developing new plans specifically designed to mitigate the impact on its operations of potential failures from the Year 2000 issue. The company expects to complete and test, where appropriate, its contingency plans by the end of the third quarter 1999. These plans will be designed to protect the company's assets, continue safe operations, protect the environment and enable the resumption of any interrupted operations in a timely and efficient manner. The company's contingency plans will be focused on: third-party relationships as necessary; internal mission critical items, if any, that are not remediated or otherwise addressed as expected by the end of the third quarter 1999; and other internal mission-critical items that have been remediated but will not be fully tested prior to 2000.

The company utilizes both internal and external resources in its Year 2000 efforts. The cumulative total cost to achieve Year 2000 compliance is currently estimated at approximately $225 million, mostly for expense-type items, not all of which are incremental to the company's operations. This is about $25 million lower than earlier estimates as the company has determined Year 2000 compliance issues with embedded systems to be less of a problem than originally anticipated. Approximately $100 million had been spent through March 31, 1999. Most of the future expenditures will be incurred during the remainder of 1999, with the rate of expenditure expected to increase significantly as the year progresses. The foregoing amounts include the company's share of expenditures by its major affiliates.

As part of the Securities and Exchange Commission's reporting requirements on the Year 2000 problem, companies must include a description of their "most reasonably likely worst-case scenarios" from potential Year 2000 issues. For Chevron, its business diversity is expected to reduce the risk of widespread disruptions to its worldwide operations from Year 2000-related incidents. The company does not expect unusual risks to public safety or to the environment to arise from potential Year 2000-related failures. While the company believes that the impact of any individual Year 2000 failure most likely will be localized and limited to specific facilities or operations, it is not yet able to fully assess the likelihood of significant business interruptions occurring in one or more of its operations around the world. Such interruptions could delay manufacturing and delivery of refined products and chemicals products by the company to customers. The company could also face interruptions in its ability to produce crude oil and natural gas. While not expected, failures to address multiple critical Year 2000 issues, including failures to implement contingency plans in a timely manner, could materially and adversely affect the company's results of operations or liquidity in any one period. The company is currently unable to predict the aggregate financial or other consequences of such potential interruptions.

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

Contingencies
-------------
The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly the company recorded in 1998 results a litigation reserve of $637 million after-tax, substantially all of which pertained to this lawsuit, for the judgement and accrued interest through December 1998. The company continues to add to the litigation reserve by recording additional accrued interest for each accounting period. The company has filed a petition for rehearing in the Oklahoma Supreme Court. The ultimate outcome of this matter cannot be presently determined with certainty, and the company will seek further review of this case in the appropriate courts.

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

In June 1997, Caltex Corporation received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex believes the underlying excise tax claim is wrong and therefore the claim for penalties and interest is wrong. In May 1998, Caltex filed a complaint in the United States Court of Federal Claims asking the Court to hold that Caltex owes nothing on the IRS claim. A decision by the Court remains pending. In February 1999, Caltex renewed a letter of credit for $2.52 billion to the IRS that was required to pursue the claim. In May 1999 the IRS agreed to reduce the letter of credit, which is guaranteed by Chevron and Texaco, to $200 million.

The company is a party to numerous lawsuits and claims, including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices and others related to the use of the chemical MTBE in certain oxygenated gasolines. These lawsuits and other contingent liabilities are discussed in the notes to the accompanying consolidated financial statements. The company believes that the resolution of these matters will not materially affect its financial position or liquidity, although costs associated with their resolution could be material with respect to earnings in any given period.

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

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. Political uncertainty and civil unrest may, at times, threaten the safety of employees and the company's continued presence in a country. These factors are carefully considered by management when evaluating the level of current and future activity in such countries.

Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability. These activities may result in significant losses or gains in future periods.

Review of Operations
--------------------

The following tables detail Chevron's after-tax earnings by major operating area and selected operating data.

EARNINGS BY MAJOR OPERATING AREA
                                                    Three Months Ended
                                                              March 31,
Millions of Dollars                                     1999       1998*
-----------------------------------------------------------------------
Exploration and Production
  United States                                         $ 47       $106
  International                                          116        133
-----------------------------------------------------------------------
   Total Exploration and Production                      163        239
-----------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                           82         45
  International                                           87         76
-----------------------------------------------------------------------
   Total Refining, Marketing and Transportation          169        121
-----------------------------------------------------------------------
Chemicals                                                 50         63
All Other                                                (53)        84
-----------------------------------------------------------------------
Net Income                                              $329       $507
=======================================================================

* Restated for the company's share of the cumulative effect of Caltex's implementation, effective January 1, 1998, of accounting standard - SOP 98-5, "Reporting on the Costs of Start-up Activities" and the cumulative effect from a change in the company's method of applying an accounting principle relating to certain Canadian deferred income taxes, effective January 1, 1998.


SELECTED OPERATING DATA (1) (2)
                                                             Three Months Ended
                                                                       March 31,
                                                            --------------------
                                                                 1999       1998
--------------------------------------------------------------------------------
U.S. Exploration and Production
  Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                                     306        336
  Net Natural Gas Production (MMCFPD)                           1,676      1,808
  Sales of Natural Gas (MMCFPD)                                 3,359      3,497
  Sales of Natural Gas Liquids (MBPD)                             146        141
  Revenue from Net Production
    Crude Oil ($/Bbl.)                                         $ 9.97     $12.49
    Natural Gas ($/MCF)                                        $ 1.63     $ 2.09

International Exploration and Production
   Net Crude Oil and Natural Gas
    Liquids Production (MBPD)                                     809        746
   Net Natural Gas Production (MMCFPD)                            832        644
   Sales of Natural Gas (MMCFPD)                                1,908      1,329
   Sales of Natural Gas Liquids (MBPD)                             52         56
   Revenue from Liftings
     Liquids ($/Bbl.)                                          $10.71     $12.99
     Natural Gas ($/MCF)                                       $ 1.82     $ 1.96
   Other Produced Volumes (MBPD) (3)                              103         90

U.S. Refining, Marketing and Transportation
  Sales of Gasoline (MBPD) (4)                                    617        599
  Sales of Other Refined Products (MBPD)                          571        534
  Refinery Input (MBPD)                                           924        757
  Average Refined Product Sales
   Price ($/Bbl.)                                              $20.30     $23.68

International Refining, Marketing
 and Transportation
  Sales of Refined Products (MBPD)                                910        809
  Refinery Input (MBPD)                                           494        491

Chemical Sales and Other Operating Revenues (5)
  United States                                                  $627       $681
  International                                                   177        145
--------------------------------------------------------------------------------
    Worldwide                                                    $804       $826
================================================================================

(1) Includes equity in affiliates.
(2) MBPD=thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet
(3) Total field production under the Boscan operating service agreement in Venezuela.
(4) Includes branded and unbranded gasoline.
(5) Millions of dollars. Includes sales to other Chevron companies.

Excluding special items, first quarter 1999 operating earnings were $281 million compared with earnings of $436 million in the 1998 quarter. In the 1999 first quarter, a $60 million gain from the sale of the company's interest in a coal mining affiliate was partially offset by net environmental remediation provisions of $12 million for the company's U.S. operations. Special items in the 1998 quarter included favorable prior-year tax adjustments of $157 million, which included $32 million for the cumulative effect of a change in the method of applying an accounting principle related to certain Canadian deferred income taxes. These were partially offset by deferred tax effects of $56 million from an exchange of international exploration and production properties, $25 million for the company's share of the cumulative effect from Caltex's adoption of a new accounting standard and $5 million for net environmental remediation provisions in the company's U.S. downstream operations.

Total revenues for the first quarter of 1999 were $6.7 billion, down 12 percent from $7.6 billion in last year's first quarter, primarily due to lower prices for crude oil, natural gas, refined products and chemicals.

Although the recent increases in crude oil and natural gas prices have improved the economic environment in which the company operates, Chevron remains focused on efforts to significantly reduce its cost structure for the long-term. Ongoing operating expenses declined to $5.37 per barrel, down 15 cents from the year-ago quarter, helping to mitigate the effect of lower average prices of crude oil, natural gas, refined products and chemicals.

First quarter 1999 selling, general and administrative expenses of $397 million were $144 million higher than the 1998 quarter. Expenses in the 1999 quarter were higher on increased interest expense associated with the Cities Service judgement and increased selling expenses. Expenses in the 1998 quarter were reduced as a result of the effects of the interest component of favorable prior-year tax adjustments and recoveries of certain prior-year claims, which did not recur in the 1999 quarter.

Return on capital employed, excluding special items, declined to 8.3 percent for the 12 months ended March 31, 1999, from 12.7 percent in the similar period last year, primarily due to lower earnings in the 12 months ended March 31, 1999.

Due primarily to lower earnings, taxes on income for the first quarter of 1999 were $185 million compared with $267 million in last year's first quarter. The effective tax rate for the first quarter of 1999 was 36 percent, compared with
34.5 percent in last year's first quarter. The increase in the effective tax rate was primarily the result of prior-period tax adjustments, which lowered the effective tax rate for the 1998 quarter. Partially offsetting this increase were a shift in international earnings from countries with higher effective income taxes to those with lower effective taxes, the utilization of capital loss benefits and higher equity affiliates' after-tax earnings as a proportion of before-tax income.

Foreign currency effects reduced net income by $9 million and $46 million in the first quarters of 1999 and 1998, respectively. The improvement primarily reflected lower foreign currency losses from the company's Caltex affiliate operations in Korea, Thailand and the Philippines.

Worldwide exploration and production net income was $163 million in the first quarter of 1999, down 32 percent from $239 million in the 1998 first quarter when crude oil and natural gas prices were substantially higher. U.S. exploration and production net income was $47 million, down from $106 million in the 1998 first quarter on lower crude and natural gas prices and lower production volumes. Special items for environmental provisions increased earnings $3 million in the first quarter of 1999. There were no special items in the first quarter of 1998. Also included in 1999 earnings were gains of $13 million from U.S. asset sales.

The company's average 1999 U.S. crude oil realizations of $9.97 per barrel and natural gas realizations of $1.63 per thousand cubic feet declined by 20 percent and 22 percent, respectively, compared with the first quarter 1998. The price declines were primarily the result of a global oversupply of crude oil, warmer-than-normal weather and higher levels of gas storage than in 1998. Net U.S. liquids production decreased to 306,000 barrels per day from 336,000 barrels per day in the prior-year first quarter. Net U.S. natural gas production of 1.7 billion cubic feet per day declined from 1.8 billion cubic feet per day in the 1998 quarter. The drop in liquids and natural gas production was primarily attributable to field declines and prior-year property sales.

International exploration and production net income was $116 million, down from $133 million in the 1998 first quarter. Net income for the 1998 quarter included a special charge of $56 million for the deferred tax effects of an exchange of international exploration and production properties, partially offset by a $32 million favorable cumulative effect from the change of accounting for certain Canadian deferred income taxes. Excluding the special charges in 1998, earnings were down 26 percent from last year's levels. The decline in earnings reflected lower crude oil prices, offset partially by higher liftings when compared with the year-ago quarter.

Net international liquids production increased 63,000 barrels per day to 809,000 barrels per day, mainly due to increased production in Angola, Indonesia and Kazakhstan. These increases were partially offset by declines in Australia and Nigeria. Natural gas production increased 29 percent to 832 million cubic feet per day, primarily reflecting higher volumes from the Britannia Field in the United Kingdom, which began operation in August 1998.

Foreign currency losses in the first quarter 1999 were $16 million, compared with losses of $15 million in the 1998 quarter. Losses in both years occurred primarily in the company's Australian, Canadian and U.K. operations.

Worldwide refining and marketing and transportation net income was $169 million in the first quarter of 1999, up 40 percent from $121 million in last year's first quarter. U.S. refining, marketing and transportation net income in 1999 was $82 million, compared with $45 million in the 1998 first quarter. After excluding net special charges of $15 million and $5 million for environmental remediation from the 1999 and 1998 results, respectively, earnings were $97 million, compared with $50 million reported in last year's first quarter.

The increase in earnings for 1999 was primarily the result of higher sales margins that benefited from less downtime and lower expenses from major scheduled maintenance at two of the company's refineries. Also contributing to earnings was a $12 million after-tax partial payment of business interruption insurance proceeds from the hurricane damage to the company's Pascagoula, Mississippi, refinery last year. Earnings in the first quarter 1999 included a loss of $13 million associated with the insurance deductible and other third-party claims from the March 1999 fire at the company's Richmond, California, refinery.

The company's average refined products sales price in the 1999 first quarter was $20.30 per barrel, down 14 percent from $23.68 per barrel in last year's first quarter. Total refined product sales volumes were 1.19 million barrels per day in 1999, up about 5 percent from the comparable quarter last year. Most refined products sales volumes increased, including branded motor gasoline sales volumes, which rose by 9 percent to 525,000 barrels per day. The increase in branded motor gasoline sales volumes primarily reflects the acquisition of new accounts and the construction of new stations during 1998. Additionally, first quarter 1998 sales volumes were hampered by poor weather, which reduced travel and demand for motor gasoline.

International refining, marketing and transportation net income was $87 million, up from $76 million reported for the first quarter of 1998. Results for the 1998 first quarter included a special charge of $25 million for the company's share of the cumulative effect from Caltex's adoption of a new accounting standard for the costs of start-up activities. Net income included foreign currency gains of $5 million in the 1999 first quarter, compared with losses of $31 million in the 1998 period. Caltex's operations in Korea, Thailand and the Philippines were primarily responsible for the favorable foreign currency swings.

Earnings for Caltex operations after excluding the effects of foreign currency gains of $7 million in 1999 and losses of $29 million in 1998 and the special charge in 1998, declined despite increased sales volumes, particularly in Korea and Japan. This drop in earnings was primarily due to lower refined products sales margins caused by competitive price discounting. A mitigating factor in the profit decline in Korea was an increase in the ratio of more profitable inland sales to export sales. The Asia-Pacific market continues to experience reduced demand for refined products, along with surplus manufacturing capacity. First quarter 1999 results included a benefit of about $30 million for the company's share of Caltex's lower-of-cost-or-market inventory valuation adjustment. First quarter 1998 results included benefits of about $25 million from the reversal of certain deferred income tax valuation allowances. The company's international shipping results also declined on lower freight rates in 1999 compared with 1998.

Sales volumes increased by 13 percent in the first quarter of 1999 to 910,000 barrels per day, primarily in the Caltex areas of operation and in the company's fuels and marine lubricants affiliate that was formed in late 1998.

Chemicals net income was $50 million in the 1999 quarter, compared with $63 million in last year's first quarter. Higher sales volumes, primarily resulting from the acquisition of a viscosity index improver business in the second half of 1998, were offset by lower sales margins for many of the company's chemical products, as product prices declined faster than feedstock costs.

All Other activities include coal operations, interest expense, interest income on cash and marketable securities, real estate and insurance activities, and corporate center costs. In the first quarter of 1999, these activities incurred net charges of $53 million, compared with net benefits of $84 million in the comparable prior-year quarter. Results for 1999 included a gain of $60 million from the sale of the company's equity interest in a coal mining affiliate, while 1998 results included net benefits from a favorable prior-years' tax adjustment of $125 million.

Excluding special items, earnings from the company's coal operations improved to $19 million in 1999, compared with $11 million in 1998. Depreciation of the company's coal assets was discontinued in the second half of 1998 when a disposition plan was put in place and the business was offered for sale.

Net charges, excluding special items, from other activities were $132 million in 1999, compared with $52 million in 1998. Higher charges in 1999 included interest expense on higher debt levels, corporate tax and other adjustments and costs associated with legal and other claims.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $538 million at March 31, 1999, down $31 million from year-end 1998. In addition to cash from operations, an increase in short-term debt was required to fund the company's capital expenditures and dividend payments to stockholders.

In March 1999, Chevron purchased the Rutherford-Moran Oil Corporation and another interest in Block 8/32, offshore Thailand, for approximately 1.1 million shares of its treasury stock, $57 million in cash and the assumption of outstanding debt of $341 million. Concurrent with the purchase, $202 million of that debt was retired and the remaining $139 million was called and retired in April 1999.

Total debt and capital lease obligations were $8.133 billion at March 31, 1999, up $575 million from $7.558 billion at year-end 1998. The fluctuation in debt included a $630 million net increase in short-term debt, primarily commercial paper outstanding and debt assumed in its purchase of the Rutherford-Moran Oil Corporation. The increase in short-term debt was partially offset by a net reduction in long-term debt including the scheduled non-cash retirement in January of ESOP debt of $70 million.

Although the company benefits from lower interest rates available on short-term debt, the large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. The current ratio was
0.81 at March 31, 1999, compared with 0.88 at year-end 1998. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.520 billion at March 31, 1999. This amount excludes $2.725 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to refinance its commercial paper continually, maintaining levels it believes to be appropriate to provide adequate funding for ongoing operations and capital spending.

The company's debt ratio (total debt to total-debt-plus-equity) was 32.1 percent at March 31, 1999, up from 30.7 percent at year-end 1998, primarily as a result of the increase in the issuance of commercial paper. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock, providing shares for use in its employee stock option programs. To date, the company has purchased 6.4 million shares at a cost of about $484 million under the repurchase program. There has been no activity under that program in 1999.

On April 28, 1999, Chevron declared a quarterly dividend of 61 cents per share, unchanged from the preceding quarter.

Worldwide capital and exploratory expenditures for the first quarter of 1999, including the company's share of affiliates' expenditures, were $1.425 billion compared with $0.972 billion in the first quarter 1998. Expenditures for international exploration and production projects were $860 million or 60 percent of total expenditures, reflecting the company's continued emphasis on increasing international oil and gas production. The 1999 first quarter included $489 million attributable to the acquisition of the Rutherford-Moran Oil Corporation and another interest in Block B8/32 offshore Thailand. This amount included $91 million in Chevron common stock (1.1 million shares) and the assumption of $341 million of Rutherford-Moran debt.

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

      (12)   Computation of Ratio of Earnings to Fixed Charges

      (27)   Financial Data Schedule for three months ended March 31, 1999.

(b)   Reports on Form 8-K

      (1) A Current Report on Form 8-K, dated April 23, 1999, was filed by the company on April 23, 1999. In this report, Chevron announced first quarter 1999 net income.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CHEVRON CORPORATION
                                              ----------------------------------
                                                         (Registrant)




Date               May 6, 1999                          /s/ S.J. CROWE
      ----------------------------------      ----------------------------------
                                                    S. J. Crowe, Comptroller
                                              (Principal Accounting Officer and
                                                    Duly Authorized Officer)