Form 10-Q
period 1999-06-30
CHEVRON CORP
filed 1999-08-05
CIK 93410

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-368-2
                                                -------

                               Chevron Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                          94-0890210
  ------------------------------                       ---------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

       575 Market Street, San Francisco, California               94105
       --------------------------------------------           -------------
         (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (415) 894-7700

                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -----     -----


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


               Class                         Outstanding as of June 30, 1999
 ----------------------------------          -------------------------------
   Common stock, $1.50 par value                       655,985,275

================================================================================

                                 INDEX                                 Page No.

     Cautionary  Statements  Relevant  to  Forward-Looking
     Information  for the Purpose of "Safe Harbor" Provisions
     of the Private Securities  Litigation Reform Act of 1995              1

PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Income for the three months
         and six months ended June 30, 1999 and 1998                       2

        Consolidated Statement of Comprehensive Income for
         the three months and six months ended June 30, 1999 and 1998      2

        Consolidated Balance Sheet at June 30, 1999
         and December 31, 1998                                             3

        Consolidated Statement of Cash Flows for the six months
         ended June 30, 1999 and 1998                                      4

        Notes to Consolidated Financial Statements                      5-13

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 14-25

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings                                                 26

Item 4. Submission of Matters to a Vote of Security Holders            26-27

Item 6. Listing of Exhibits and Reports on Form 8-K                       27

Signature                                                                 27

Exhibit:Computation of Ratio of Earnings to Fixed Charges                 28

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

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                     June 30,                          June 30,
                                                       ----------------------            ----------------------
Millions of Dollars,  Except Per-Share Amounts             1999          1998                1999          1998 (1)
---------------------------------------------------------------------------------------------------------------
Revenues
--------
Sales and other operating revenues*                    $  8,473       $ 7,754            $ 14,872      $ 15,218
Income from equity affiliates                               133           155                 277           281
Other income                                                135            60                 281            98
                                                       --------------------------------------------------------
   Total Revenues                                         8,741         7,969              15,430        15,597
                                                       --------------------------------------------------------
Costs and Other Deductions
--------------------------
Purchased crude oil and products                          4,286         3,549               7,067         7,184
Operating expenses                                        1,444         1,355               2,604         2,561
Selling, general and administrative expenses                449           276                 846           529
Exploration expenses                                         96           134                 184           235
Depreciation, depletion and amortization                    633           557               1,199         1,111
Taxes other than on income*                               1,143         1,140               2,221         2,151
Interest and debt expense                                   113            99                 218           193
                                                       --------------------------------------------------------
   Total Costs and Other Deductions                       8,164         7,110              14,339        13,964
                                                       --------------------------------------------------------
Income Before Income Tax Expense                            577           859               1,091         1,633
Income Tax Expense                                          227           282                 412           549
                                                       --------------------------------------------------------
Net Income                                             $    350       $   577            $    679      $  1,084
                                                       ========================================================

Per Share of Common Stock:
   Net Income                 - Basic                  $    .54       $   .88            $   1.04      $   1.66
                              - Diluted                $    .53       $   .88            $   1.03      $   1.65
   Dividends                                           $    .61       $   .61            $   1.22      $   1.22

Weighted Average Number of
 Shares Outstanding (000s)    - Basic                   656,910       655,459             655,800       655,167
                              - Diluted                 660,033       657,762             658,770       657,503

*   Includes consumer excise taxes.                    $    986       $   988            $  1,898      $  1,840


                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                                           Three Months Ended                  Six Months Ended
                                                                      June 30,                          June 30,
                                                       ----------------------            ----------------------
Millions of Dollars                                        1999          1998                1999          1998(1)
---------------------------------------------------------------------------------------------------------------
Net Income                                             $    350       $   577            $    679      $  1,084
                                                       --------------------------------------------------------
   Currency translation adjustment                          (11)           (1)                (11)           (1)
   Unrealized holding loss on securities                     (4)           (3)                (10)           (1)
   Minimum pension liability adjustment                       -             -                 (11)          (16)
                                                       --------------------------------------------------------
Other Comprehensive Income, net of tax                      (15)           (4)                (32)          (18)
                                                       --------------------------------------------------------
Comprehensive Income                                   $    335       $   573            $    647      $  1,066
                                                       ========================================================

(1) Restated for accounting changes effective January 1, 1998, the net effect of which was immaterial.

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   At June 30,
                                                                          1999    At December 31,
Millions of Dollars                                                (Unaudited)               1998
-------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $   752            $   569
Marketable securities                                                      955                844
Accounts and notes receivable                                            3,027              2,813
Inventories:
    Crude oil and petroleum products                                       573                600
    Chemicals                                                              523                559
    Materials, supplies and other                                          320                296
                                                                     ----------------------------
Inventories, total                                                       1,416              1,455

Prepaid expenses and other current assets                                1,007                616
                                                                     ----------------------------
       Total Current Assets                                              7,157              6,297
Long-term receivables                                                      863                872
Investments and advances                                                 4,916              4,604

Properties, plant and equipment, at cost                                52,674             51,337
Less: accumulated depreciation, depletion and amortization              28,244             27,608
                                                                     ----------------------------
Properties, plant and equipment, net                                    24,430             23,729

Deferred charges and other assets                                        1,036              1,038
                                                                     ----------------------------
            Total Assets                                               $38,402            $36,540
                                                                     ============================
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                        $ 3,801            $ 3,165
Accounts payable                                                         2,384              2,170
Accrued liabilities                                                      2,187              1,202
Federal and other taxes on income                                          512                226
Other taxes payable                                                        463                403
                                                                     ----------------------------
       Total Current Liabilities                                         9,347              7,166
Long-term debt                                                           4,044              4,128
Capital lease obligations                                                  275                265
Deferred credits and other noncurrent obligations                        1,735              2,560
Deferred income taxes                                                    4,080              3,645
Reserves for employee benefit plans                                      1,775              1,742
                                                                     ----------------------------
       Total Liabilities                                                21,256             19,506
                                                                     ----------------------------
Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                                    -                  -
Common stock (authorized 1,000,000,000 shares,
    $1.50 par value, 712,487,068 shares issued)                          1,069              1,069
Capital in excess of par value                                           2,205              2,097
Deferred compensation                                                     (646)              (691)
Accumulated other comprehensive income                                    (122)               (90)
Retained earnings                                                       16,828             16,942
Treasury stock, at cost (56,553,770 and 59,460,666 shares
    at June 30, 1999 and December 31, 1998, respectively)               (2,188)            (2,293)
                                                                     ----------------------------
       Total Stockholders' Equity                                       17,146             17,034
                                                                     ----------------------------
           Total Liabilities and Stockholders' Equity                  $38,402            $36,540
                                                                     ============================
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                Six Months Ended
                                                                                         June 30,
                                                                      --------------------------
Millions of Dollars                                                       1999              1998(1)
------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                            $   679           $ 1,084
 Adjustments
   Depreciation, depletion and amortization                              1,199             1,111
   Dry hole expense related to prior years' expenditures                    24                33
   Distributions less than income from equity affiliates                  (164)             (152)
   Net before-tax (gains) losses on asset retirements and sales           (250)              105
   Net foreign currency losses (gains)                                      28               (23)
   Deferred income tax provision                                           (58)              231
   Net decrease (increase) in operating working capital                  1,254              (826)
   Other                                                                  (722)             (101)
                                                                       -------------------------
      Net Cash Provided by Operating Activities                          1,990             1,462
                                                                       -------------------------
Investing Activities
   Capital expenditures                                                 (1,641)           (1,705)
   Proceeds from asset sales                                               361                94
   Net (purchases) sales of marketable securities                         (121)              130
   Other investing cash flows, net                                          54              (126)
                                                                       -------------------------
       Net Cash Used for Investing Activities                           (1,347)           (1,607)
                                                                       -------------------------
Financing Activities
   Net borrowings of short-term obligations                                631             1,421
   Proceeds from issuance of long-term debt                                 48               118
   Repayments of long-term debt and other financing obligations           (433)             (284)
   Cash dividends                                                         (800)             (798)
   Net sales (purchases) of treasury shares                                 95              (139)
                                                                       -------------------------
       Net Cash (Used For) Provided by Financing Activities               (459)              318
                                                                       -------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                (1)               (3)
                                                                       -------------------------
Net Change in Cash and Cash Equivalents                                    183               170
Cash and Cash Equivalents at January 1                                     569             1,015
                                                                       -------------------------
Cash and Cash Equivalents at June 30                                   $   752           $ 1,185
                                                                       =========================

(1) Restated for accounting changes effective January 1, 1998, the net of which was immaterial. Certain other 1998 amounts have been reclassified to conform to the 1999 presentation.

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 2, and the material reclassification described in Note 3.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1998 Annual Report on Form 10-K.

The results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the second quarter 1999 included net charges of $134 million for special items, compared with net charges of $43 million in the 1998 second quarter. The 1999 second quarter included charges of $146 million for previously announced staff reductions and other restructuring costs, $74 million for net environmental remediation provisions, $43 million for asset write-offs and $23 million for a regulatory matter. These were partially offset by benefits of $92 million from gains on asset dispositions and $60 million from favorable prior-year tax adjustments.

Net income for the first six months of 1999 included net charges of $86 million from special items, compared with net benefits of $28 million in the comparable 1998 period. The net charges of $134 million for the second quarter 1999 were partially offset by net benefits of $48 million from special items in the first quarter of 1999. The 1999 first quarter results included a special gain of $60 million from the sale of the company's interest in a coal mining affiliate, which was partially offset by net environmental remediation provisions of $12 million.

Foreign currency losses of $32 million were included in second quarter 1999 net income, compared with gains of $96 million in the comparable 1998 quarter. For the six-month periods, foreign currency losses were $41 million in 1999, compared with gains of $50 million in 1998.

Note 3. Information Relating to the Statement of Cash Flows

The "Net decrease (increase) in operating working capital" is composed of the following:


                                                                          Six Months Ended
                                                                                  June 30,
                                                                --------------------------
 Millions of Dollars                                                1999              1998
------------------------------------------------------------------------------------------
 (Increase) Decrease in accounts and notes receivable            $  (216)          $   400
 Decrease (Increase) in inventories                                   47               (67)
 Increase in prepaid expenses and other current assets              (111)             (188)
 Increase (Decrease) in accounts payable and accrued liabilities   1,191              (932)
 Increase (Decrease) in income and other taxes payable               343               (39)
------------------------------------------------------------------------------------------

      Net decrease (increase) in operating working capital       $ 1,254           $  (826)
------------------------------------------------------------------------------------------


In June 1999, the company reclassified a reserve of $964 million established for the Cities Service litigation from "Deferred credits and other noncurrent obligations" to "Accrued liabilities." The 1998 decreases in "Accounts payable and accrued liabilities" and "Accounts and notes receivable" were largely related to lower 1998 prices for crude oil and refined products.

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:


                                                                Six Months Ended
                                                                        June 30,
                                                       -------------------------
 Millions of Dollars                                      1999              1998
--------------------------------------------------------------------------------
 Interest paid on debt (net of capitalized interest)   $   220           $   195
 Income taxes paid                                     $   189           $   421
--------------------------------------------------------------------------------


The "Net (purchases) sales of marketable securities" consists of the following gross amounts:


                                                Six Months Ended
                                                        June 30,
                                       -------------------------
 Millions of Dollars                      1999              1998
----------------------------------------------------------------
 Marketable securities purchased       $(1,551)          $(1,110)
 Marketable securities sold              1,430             1,240
----------------------------------------------------------------
 Net (purchases) sales of
  marketable securities                $  (121)          $   130
----------------------------------------------------------------


The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $70 million and $60 million of matured debt guaranteed by Chevron Corporation in January of 1999 and 1998, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in "Deferred compensation." In June 1999, the ESOP borrowed an additional $25 million, which is guaranteed by Chevron Corporation. This was recorded by the company as an increase in its debt outstanding and in "Deferred compensation."

Note 4.  Operating Segments and Geographic Data

Chevron manages its exploration and production; refining, marketing and transportation; and chemicals businesses separately. The company's primary country of operation is the United States, its country of domicile. Activities in no other country meet the materiality requirements for separate disclosure.

Sales and other operating revenues by segments, including internal transfers, for the three-and six-month periods ended June 30, 1999 and 1998, are presented in the following table.


                                                                Three Months Ended            Six Months Ended
                                                                           June 30,                   June 30,
                                                               -----------------------------------------------
 Millions of Dollars                                              1999         1998         1999          1998
--------------------------------------------------------------------------------------------------------------
Exploration and Production
--------------------------
  United States                                                $   835       $  864      $ 1,463       $ 1,733
  International                                                  1,393        1,096        2,381         2,340
--------------------------------------------------------------------------------------------------------------
    Sub-total                                                    2,228        1,960        3,844         4,073
  Intersegment Elimination - United States                        (416)        (373)        (722)         (786)
  Intersegment Elimination - International                        (648)        (479)      (1,088)       (1,038)
--------------------------------------------------------------------------------------------------------------
Total Exploration and Production                                 1,164        1,108        2,034         2,249
--------------------------------------------------------------------------------------------------------------


Refining, Marketing and Transportation
--------------------------------------
  United States                                                  5,208        4,545        9,026         8,845
  International                                                  1,243        1,301        2,162         2,499
--------------------------------------------------------------------------------------------------------------
    Sub-total                                                    6,451        5,846       11,188        11,344
  Intersegment Elimination - United States                         (85)         (60)        (148)         (121)
  Intersegment Elimination - International                          (4)          (3)          (8)           (9)
--------------------------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation                     6,362        5,783       11,032        11,214
--------------------------------------------------------------------------------------------------------------


Chemicals
---------
  United States                                                    720          660        1,347         1,340
  International                                                    192          140          368           285
--------------------------------------------------------------------------------------------------------------
    Sub-total                                                      912          800        1,715         1,625
  Intersegment Elimination - United States                         (41)         (28)         (80)          (57)
  Intersegment Elimination - International                           -            -            -             -
--------------------------------------------------------------------------------------------------------------
Total Chemicals                                                    871          772        1,635         1,568
--------------------------------------------------------------------------------------------------------------


All Other
---------
  United States                                                     87          103          194           209
  International                                                      2            2            4             3
--------------------------------------------------------------------------------------------------------------
    Sub-total                                                       89          105          198           212
  Intersegment Elimination - United States                         (12)         (13)         (25)          (24)
  Intersegment Elimination - International                          (1)          (1)          (2)           (1)
--------------------------------------------------------------------------------------------------------------
Total All Other                                                     76           91          171           187
--------------------------------------------------------------------------------------------------------------


Sales and Other Operating Revenues
----------------------------------
  United States                                                  6,850        6,172       12,030        12,127
  International                                                  2,830        2,539        4,915         5,127
--------------------------------------------------------------------------------------------------------------
    Sub-total                                                    9,680        8,711       16,945        17,254
  Intersegment Elimination - United States                        (554)        (474)        (975)         (988)
  Intersegment Elimination - International                        (653)        (483)      (1,098)       (1,048)
--------------------------------------------------------------------------------------------------------------
Total Sales and Other Operating Revenues                       $ 8,473       $7,754      $14,872       $15,218
--------------------------------------------------------------------------------------------------------------

The company evaluates the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed by the Chevron Corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. After-tax earnings by segment for the three- and six-month month periods ended June 30, 1999 and 1998 are presented in the following table.


                                                                Three Months Ended            Six Months Ended
                                                                           June 30,                   June 30,
                                                               -----------------------------------------------
 Millions of Dollars                                              1999         1998         1999          1998
--------------------------------------------------------------------------------------------------------------
Exploration and Production
--------------------------
  United States                                                 $   98       $   85       $  145        $  191
  International                                                    221          211          337           344
--------------------------------------------------------------------------------------------------------------
Total Exploration and Production                                   319          296          482           535
--------------------------------------------------------------------------------------------------------------


Refining, Marketing and Transportation
--------------------------------------
  United States                                                    109          225          191           270
  International                                                     61          116          148           192
--------------------------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation                       170          341          339           462
--------------------------------------------------------------------------------------------------------------


Chemicals
---------
  United States                                                    (59)          38          (21)           82
  International                                                     19            9           31            28
--------------------------------------------------------------------------------------------------------------
Total Chemicals                                                    (40)          47           10           110
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
Total Segment Income                                            $  449       $  684       $  831        $1,107
--------------------------------------------------------------------------------------------------------------


Interest Expense                                                   (80)         (66)        (154)         (129)
Interest Income                                                     14           16           27            32
Other                                                              (33)         (57)         (25)           74
--------------------------------------------------------------------------------------------------------------
Net Income                                                      $  350       $  577       $  679        $1,084
==============================================================================================================

Segment assets at June 30, 1999 and year-end 1998 are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                                       June 30,        December 31,
Millions of Dollars                                        1999                1998
-----------------------------------------------------------------------------------
Exploration and Production
--------------------------
   United States                                        $ 6,010             $ 6,026
   International                                         11,819              10,794
-----------------------------------------------------------------------------------
Total Exploration and Production                         17,829              16,820
-----------------------------------------------------------------------------------


Refining, Marketing and Transportation
--------------------------------------
   United States                                          8,189               8,084
   International                                          3,677               3,559
-----------------------------------------------------------------------------------
Total Refining, Marketing and Transportation             11,866              11,643
-----------------------------------------------------------------------------------


Chemicals
---------
   United States                                          3,143               3,045
   International                                            865                 828
-----------------------------------------------------------------------------------
Total Chemicals                                           4,008               3,873
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Total Segment Assets                                     33,703              32,336
-----------------------------------------------------------------------------------


All Other
---------
   United States                                          2,758               2,467
   International                                          1,941               1,737
-----------------------------------------------------------------------------------
Total All Other                                           4,699               4,204
-----------------------------------------------------------------------------------


Total Assets - United States                             20,100              19,622
Total Assets - International                             18,302              16,918
-----------------------------------------------------------------------------------
Total Assets                                            $38,402             $36,540
===================================================================================


Note 5.  Summarized Financial Data - Chevron U.S.A. Inc.

At June 30, 1999, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented as follows:


                                       Three Months Ended             Six Months Ended
                                                  June 30,                    June 30,
                                       -----------------------------------------------
Millions of Dollars                        1999       1998             1999       1998
--------------------------------------------------------------------------------------
Sales and other operating revenues       $7,047     $6,446          $12,299    $12,308
Costs and other deductions                6,993      6,156           12,224     11,861
Net income                                  130         46              208        242
======================================================================================


                                  At June 30,             At December 31,
Millions of Dollars                      1999                        1998
-------------------------------------------------------------------------
Current assets                       $  3,621                    $  3,227
Other assets                           19,594                      18,306

Current liabilities                     5,490                       3,809
Other liabilities                       6,239                       6,517

Net worth                              11,486                      11,207
=========================================================================


The increase in "Current liabilities" since December 31, 1998 reflects the reclassification of a reserve established for the Cities Service litigation from "Other liabilities" to "Current liabilities" and an increase in short-term debt.

Note 6. Summarized Financial Data - Chevron Transport Corporation

Chevron Transport Corporation (CTC), a Liberian corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements for CTC, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand-alone basis in conformity with generally accepted accounting principles.

                                           Three Months Ended             Six Months Ended
                                                      June 30,                    June 30,
                                           -----------------------------------------------
Millions of Dollars                            1999       1998             1999       1998
------------------------------------------------------------------------------------------
Sales and other operating revenues             $148       $155             $270       $290
Costs and other deductions                      161        164              297        295
Net (loss) income                                (5)        (2)             (11)         6
==========================================================================================



                                                      June 30,                December 31,
Millions of Dollars                                       1999                        1998
------------------------------------------------------------------------------------------
Current assets                                        $    296                    $    270
Other assets                                               877                         982

Current liabilities                                        839                         898
Other liabilities                                          275                         284

Net worth                                                   59                          70
==========================================================================================


Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at June 30, 1999.

Effective July 1, 1999, CTC was merged into CTC Limited, a Bermuda corporation, which assumed all of the assets and liabilities of CTC.

Note 7. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):


                                                       Three Months Ended             Six Months Ended
                                                                  June 30,                    June 30,
                                                       -----------------------------------------------
Millions of Dollars                                        1999       1998             1999      1998 (1)
------------------------------------------------------------------------------------------------------
Gross revenues                                           $4,706     $4,249           $8,666     $8,555
Income before income taxes                                  229        270              518        590

Net income before cumulative effect
  of accounting change                                      140        222              343        427
Cumulative effect of accounting change                        -          -                -        (50)
------------------------------------------------------------------------------------------------------

Net income                                                  140        222              343        377
======================================================================================================

(1) 1998 amounts have been restated for the cumulative effect of Caltex's adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," effective January 1, 1998.


Note 8.  Income Taxes

Income tax expense for the second quarter and first half of 1999 was $227 and $412 million, respectively, compared with $282 million and $549 million for the comparable 1998 periods. The effective tax rate for the 1999 six months was 37.7 percent compared with 33.6 percent for last year's first half. The increase in the effective tax rate was primarily the result of prior period tax adjustments in 1998, which lowered the effective tax rate in the 1998 first half. Partially offsetting the increase in effective rates in 1999 were higher equity affiliates' after-tax earnings as a proportion of before-tax income.

Note 9 - Employee Staff Reductions and Other Restructuring Costs

In the second quarter 1999, the company recorded a net special before-tax charge of $187 million, substantially all of which pertained to separation benefits payable to approximately 2,700 employees as part of a companywide staff reduction program. Staff reductions were identified prior to June 30, 1999, and employees will be separated by June 30, 2000. Of the amount recorded, $137 million was classified as "Operating expense" and $40 million as "Selling, general and administrative expense."

Termination benefits for approximately 2,400 of the 2,700 employees - accrued in accordance with SFAS No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Plans and for Termination Benefits" - are payable from the funded assets of the company's U.S. and Canadian pension plans. Payments to other employees are from company funds. As of June 30, 1999, payments of approximately $20 million had been made to 350 employees.

In addition to the charge discussed above, the company's share of second quarter 1999 net income included a charge of $25 million for reorganization costs recorded by Caltex.

Note 10.  Litigation

The company is a party, along with other oil companies, to numerous lawsuits and claims, including actions challenging oil and gas royalty and severance tax payments based on posted prices and actions related to the use of the chemical MTBE in certain oxygenated gasolines. Plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for these litigation matters, and losses could be material with respect to earnings in any given period. However, management is of the opinion that resolution of these matters will not result in any significant liability to the company in relation to its consolidated financial position or have a significant effect on its liquidity.

The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly, the company recorded in 1998 results a litigation reserve of $637 million after-tax, substantially all of which pertained to this lawsuit, for the judgment and accrued interest through December 1998. Interest was accrued subsequently and will continue to accrue until this matter is resolved. In March 1999, the company filed a petition for rehearing in the Oklahoma Supreme Court on the issue of damages and requested oral argument. In June 1999, the Oklahoma Supreme Court denied Chevron's motion. In July, the Oklahoma Supreme Court granted a motion to stay the judgment pending Chevron's intended petition for a hearing by the U.S. Supreme Court. The ultimate outcome of this matter cannot be presently determined with certainty, and is dependent on the U.S. Supreme Court's evaluation of Chevron's petition.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which the company sells in California during certain months of the year. The first two phases of the trial were concluded in October and November 1997, with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline sold in infringement of the patent between March 1 and July 1, 1996. In the third phase of the trial, the judge heard evidence to determine if the patent was enforceable. In August 1998, the judge ruled the patent was enforceable. The defendants filed an appeal in January 1999 and oral arguments were made before the court in July 1999. While the ultimate outcome of this matter cannot be determined with certainty, the company believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. Unocal continues to file for additional patents for alternate formulations. However, should the jury's findings and Unocal's patents ultimately be upheld, the company's exposure with respect to future reformulated gasoline sales would depend on the availability of alternate formulations and the industry's ability to recover additional costs of production through prices charged to its customers.

Note 11. Other Contingencies and Commitments

The U.S. federal income tax and California income tax liabilities of the company have been settled through 1990 and 1991, respectively.

In June 1997, Caltex Corporation received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Caltex believes the underlying excise tax claim is wrong and therefore the claim for penalties and interest is wrong. In May 1998, Caltex filed a complaint in the United States Court of Federal Claims asking the Court to hold that Caltex owes nothing on the IRS claim. A decision by the Court remains pending. In February 1999, Caltex renewed a letter of credit for $2.52 billion to the IRS that was required to pursue the claim. In May 1999, the IRS agreed to reduce the letter of credit, which is guaranteed by Chevron and Texaco, to $200 million.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Second Quarter 1999 Compared With Second Quarter 1998
                And First Half 1999 Compared With First Half 1998

Financial Results
-----------------
Net income for the second quarter of 1999 was $350 million ($0.53 per share - diluted), a decrease of 39 percent from net income of $577 million ($0.88 per share - diluted) for the 1998 second quarter. Excluding special items, 1999 second quarter operating earnings were $484 million, compared with $620 million in the prior-year quarter. Net income for the second quarter included net special charges of $134 million in 1999, compared with $43 million in the prior-year quarter. In the second quarter 1999, special charges of $146 million for employee staff reductions and other restructuring costs, $74 million for net environmental remediation provisions, $43 million for asset write-downs, and $23 million for litigation provisions were partially offset by gains of $92 million from asset sales and $60 million from favorable prior-year tax adjustments. In the 1998 quarter, special charges of $68 million for the write-off of certain computer and telecommunications equipment, and provisions for environmental remediation of $8 million, were partially offset by favorable prior-year tax adjustments of $33 million

Net income for the first six months of 1999 was $679 million ($1.03 per share - diluted), down from $1.084 billion ($1.65 per share - diluted) for the first half of 1998. Net income for the 1999 period included net special charges of $86 million, while 1998 included benefits of $28 million from special items. Excluding these items, six-month earnings were $765 million in 1999 compared with $1.056 billion in the first half of 1998.

Chevron's worldwide exploration and production (upstream) earnings, excluding special items, improved in the 1999 quarter, benefiting from higher crude oil prices and from increases in liquids production in international areas. The company's average U.S. crude oil realization of $14.29 per barrel in the second quarter was nearly $3.00 higher than the same period last year, while U.S. natural gas prices were about the same as last year. International liquids realizations rose approximately $2.50 per barrel.

Chevron's refining, marketing and transportation (downstream) businesses suffered significantly lower earnings. The company's Caltex affiliate's earnings declined sharply are a result of weak refined products margins in the Asia-Pacific region. Operating problems at Chevron's refineries in California prevented the company from benefiting from improved industry margins on the U.S. West Coast.

The effects of foreign currency changes also contributed to the decline in earnings. Foreign currency losses reduced second quarter 1999 net income by $32 million, while gains of $96 million increased earnings in the year-ago quarter. Changes between periods occurred primarily in Caltex's operations and in Chevron's Australian and Canadian businesses. For the six-month periods, foreign currency losses were $41 million in 1999, compared with gains of $50 million in the 1998 first half.

Operating Environment and Outlook
---------------------------------
Chevron's earnings are affected significantly by fluctuations in the price of crude oil and natural gas. The average spot price for West Texas Intermediate
(WTI), a benchmark crude oil, was $17.66 per barrel for the quarter - the highest level since the fourth quarter of 1997 and 20 percent higher than the same period last year. For the first six months of 1999, the average spot price of WTI was $15.44 per barrel, slightly higher than for the same period last year. In July, the price of WTI averaged around $20.00 per barrel. Liquids production from international operations continues to increase, up 4 percent in the second quarter and 6 percent year to date, compared with last year's corresponding periods. The company expects international liquids production for the balance of the year to remain at higher levels than 1998.

Certain countries in which Chevron has producing operations have mandated crude oil production cuts to help boost sales prices of crude oil. To date, Chevron's production has not been materially affected by these reductions, and the company believes that in the current industry environment, the net effect of any curtailments directed by host countries would not be significant to its overall production levels. However, such curtailments or limits may have an adverse effect on the level of new production from current and future development projects.

Chevron has significant production and development projects under way in West Africa. Its share of combined production from Nigeria, Angola, Republic of Congo and Democratic Republic of Congo was more than 330,000 barrels per day in the 1999 first half. Civil unrest, political uncertainty and economic conditions in this area may affect the company's producing operations. Community protests have disrupted the company's production in these countries in the past. The company continues to monitor developments in this area closely, including Nigeria where a civilian government has been recently elected.

Higher prices for crude oil contributed to narrower margins in the downstream business, except on the U.S. West Coast. However, operational problems at the company's Richmond and El Segundo, California, refineries prevented Chevron from realizing the benefits of the strengthened west coast refined products market. Because the refinery problems restricted production of oxygenated gasoline, mandated by California, the company had to purchase products from third parties to meet its customers requirements. The company estimates these refinery upsets reduced second quarter earnings by about $100 million. U.S. downstream earnings in the second half of the year are expected to be negatively affected by lower production capacity at the Richmond refinery, while repairs to facilities continue. Repairs to a fluid catalytic cracker are expected to be finished by mid-August 1999, but repairs to a hydrocracker are not expected to be completed until the end of 1999. The company has business interruption insurance coverage and expects to recover some of the losses attributable to the incidents at its Richmond refinery. In addition, the company continues to pursue business interruption and property damage claims for 1998 storm damages to its Pascagoula, Mississippi, refinery. The timing and amount of recovery from these claims are uncertain.

Likewise, earnings from international refining, marketing and transportation businesses declined sharply, as Caltex operations in the Far East, particularly Korea, continued to suffer from weak refined product margins resulting from higher feedstock costs and competitive price discounting. Caltex may continue to be adversely affected by these conditions through the second half of 1999.

Earnings of Chevron's chemicals operations, excluding special items, are not expected to improve significantly in the near-term from last year's trough. Results are expected to remain depressed because of continued downward pressure on commodity chemical product prices and increasing feedstock costs. The low margins are a result of industry manufacturing over-capacity, higher prices for feed stocks and reduced Asian demand for U.S. manufactured products.

Although the recent increases in crude oil and natural gas prices have improved the economic environment in which the company operates, Chevron remains focused on efforts to significantly reduce its cost structure for the long-term. Operating expense reductions, excluding the effects of special items, through the first half of this year totaled about $100 million. On a per-barrel basis, operating expenses fell 6 percent to $5.12. Excluding the costs associated with the company's growth components international exploration and production and international chemicals - operating expenses were about $200 million below last year. The company still intends to reduce its total cost structure by $500 million in 1999 compared with 1998. Initiatives that began in the first half of 1999 are expected to reduce costs at a higher rate in the second half of the year.

Significant Developments Since the First Quarter 1999
-----------------------------------------------------
Some of the operational highlights since the first quarter of this year were as follows:

Production of natural gas and condensate began from the subsea system at the Gemini project, located in about 3,400 feet of water in the Gulf of Mexico, about 90 miles southeast of New Orleans. Chevron holds a 40 percent interest in the project, which is expected to produce at peak rates of 150-200 million cubic feet per day of natural gas and 2,000-3,000 barrels of condensate per day by the end of 1999.

A significant natural gas discovery was made 16 miles northwest of Fort Liard, Northwest Territories, Canada. Based on the well-test data, expected production of raw gas may reach 70-100 million cubic feet per day. Plans are being developed for the construction of production and transportation facilities and additional wells to permit first production by May 2000. Chevron is the operator and has a 43.4 percent interest in the field.

Production of crude oil began in July 1999 from the Banzala oil field located 12 miles offshore Angola's Cabinda province in the Block 0 concession. Chevron owns
39.2 percent and operates the Block 0 concession. The Banzala Field was producing 4,000 barrels per day at the end of July and is expected to reach a production rate of 25,000 barrels per day when the field's initial development phase is complete and five additional wells are brought into production later this year.

In August 1999, Chevron announced initial oil and gas production from its Benchamas Field in Block 8/32, offshore Thailand. This is the first new production from assets acquired from Rutherford-Moran Oil Corporation in early 1999. Initial production from Benchamas is 35 million cubic feet of natural gas and 2,200 barrels of oil per day. Production from the field is expected to increase to 75 million cubic feet of natural gas per day and 25,000 barrels of oil per day by October. Chevron holds a 51.66 percent interest in the block and will become, subject to necessary government approvals, operator of the concession on October 1, 1999.

Total liquids production from the Tengiz Field in Kazakhstan averaged 211,000 barrels per day during the first half of 1999, up 20 percent compared with last year's first half, and reached a new monthly record of 221,000 barrels per day in June 1999. Chevron has a 45 percent interest in the field.

Site preparation is under way at the Caspian Pipeline Consortium's (CPC) marine terminal at the Russian port of Novorossiysk. When completed in 2001, the 900-mile CPC crude oil pipeline will provide a vital crude oil transportation link from the Tengiz Field in western Kazakhstan to the Black Sea. The pipeline will have an initial export capacity of 560,000 barrels per day and is expected to eventually reach 1.5 million barrels per day. It is the key transportation element in the goal to expand crude oil production from the Tengiz Field to 700,000 barrels per day by 2010.

Chevron and Sasol Ltd., a South African operator of gas-to-liquid (GTL) processing facilities, signed an agreement to create a global joint venture to utilize GTL technology that converts natural gas into synthetic crude oil for further processing into environmentally superior commercial products, principally no-sulfur diesel and naphtha. The global joint venture will participate in the operation of the previously announced wholly-owned Chevron GTL facility in Nigeria, which is expected to come on-stream in 2003.
Target production is expected to be about 30,000 barrels per day.

Dynegy Inc., 28 percent owned by Chevron, announced an agreement to merge with Illinova Corp., an energy services holding company in Illinois. Chevron intends to invest an additional $200-$240 million to maintain a comparable percentage interest in the combined company. The merger, which will accelerate Dynegy's growth in the power generation and marketing business, is expected to be completed by the end of the first quarter 2000.

In July, the company announced that it had completed the sale of the company's remaining offshore California production assets to Arguello Inc., a wholly owned subsidiary of Plains Resources Inc.. The sale completes Chevron's exit from offshore California oil and gas production activities. At the time of the sale, Chevron's share of net production from these facilities was about 4,600 barrels of crude oil per day; less than one percent of Chevron's U.S. net production.

Caltex Corporation, Chevron's 50 percent owned affiliate, announced on July 28, 1999 that it had entered into a non-binding, written understanding with Nippon Mitsubishi Oil Corporation (NMOC) relating to a public tender offer for shares of Koa Oil Co. Ltd. (Koa), a Japanese refining enterprise. Caltex currently owns 72,600,000 shares, or 50 percent, of Koa. The understanding sets forth conditions under which NMOC would undertake a public tender in Japan for 72,600,000 shares of Koa at 360 Yen (about $3.10) per share. NMOC separately announced on July 28, 1999 an intended public tender offer in late August with completion, pricing and other details subject to due diligence review and market conditions. If formalized in late August, the tender would run until mid-September. Caltex has not committed to tendering its shares under NMOC's offer. There are numerous uncertainties surrounding the ultimate outcome of the tender offer. If Caltex were to tender its shares to NMOC for the equivalent of $3.10 per share, a loss from the sale of the shares tendered would be recorded in the third quarter 1999.

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

The company is addressing the Year 2000 issue in three overlapping phases: (1) identification and assessment of all critical equipment, software systems and business relationships that may require modification or replacement prior to 2000; (2) resolution of critical items through remediation and testing of modifications, replacement, or development of alternative business processes; and (3) development of contingency and business continuation plans for critical items to mitigate any disruptions to the company's operations.

Chevron intends to address all critical items prior to 2000. Phase 1 - identification and assessment - is complete. Regarding Phase 2, the company estimates that at June 30, 1999, over 85 percent of embedded systems issues had been completed, along with over 90 percent of information technology issues. The company expects Phase 2 to be essentially finished by the end of the third quarter 1999. Phase 3 - contingency planning - is also scheduled for completion at the end of the third quarter. At June 30, 1999, the company estimates that it had completed over 80 percent of the work in this area.

The company used a risk-based analysis of its operations to identify those items deemed to be "mission critical," defined as having the potential for significant adverse effects in one or more of five areas: environmental protection, safety, ongoing business relationships, financial and legal exposure, and company credibility and image. Over 400 items of varying degrees of complexity in the company's own operations and about 800 third-party relationships have been deemed mission-critical. Many mission-critical items already have been found to be compliant, while others are undergoing remediation and testing. The company's major financial systems and desktop computer systems were upgraded in separate projects and are already compliant. Chevron is corresponding with all mission-critical third parties and has met with a large percentage of them, either alone or with other potentially affected parties, to determine the relative risks of major Year 2000-related problems and to determine how to mitigate such risks. Additional items and third-party relationships may be added to or removed from this population, as more information becomes available.

Using practical risk assessment and testing techniques, Chevron has divided its list of more than 400 mission-critical items in its own operations into three categories: (1) those that are expected to be tested and made Year 2000 compliant prior to 2000; (2) items that will be removed from service without testing and replaced with Year 2000 compliant items; and (3) items found not to be Year 2000 compliant, will be "worked around," until they can be replaced or made compliant. Because of the scope of Chevron's operations, the company believes it is impractical to eliminate all potential Year 2000 problems before they arise. As a result, Chevron expects that for non-mission-critical items and those mission-critical items that remain "worked around," Year 2000 remedial efforts will continue into the year 2000.

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

The company is enhancing existing plans, where necessary, and in some cases developing new plans specifically designed to mitigate the impact on its operations of potential failures from the Year 2000 issue. The company expects to complete and test, where appropriate, its contingency plans by the end of the third quarter 1999. These plans will be designed to continue safe operations, protect the environment, protect the company's assets and enable the resumption of any interrupted operations in a timely and efficient manner. The company's contingency plans will focus on: third-party relationships as necessary; internal mission critical items that are not remediated or otherwise addressed as expected by the end of the third quarter 1999, if any; and other internal mission-critical items that have been remediated but could not be fully tested prior to 2000.

The company utilizes both internal and external resources in its Year 2000 efforts. The cumulative total cost to achieve Year 2000 compliance is currently estimated at approximately $200 million, mostly for expense-type items, not all of which is incremental to the company's operations. This is about $25 million lower than earlier estimates. Approximately $130 million had been spent through June 30, 1999. Most of the future expenditures will be incurred during the remainder of 1999. The foregoing amounts include the company's share of expenditures by its major affiliates.

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

Other Contingencies and Significant Litigation
----------------------------------------------
The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly, the company recorded in 1998 results a litigation reserve of $637 million after-tax, substantially all of which pertained to this lawsuit, for the judgment and accrued interest through December 1998. Interest was accrued subsequently and will continue to accrue until this matter is resolved. In March 1999, the company filed a petition for rehearing in the Oklahoma Supreme Court on the issue of damages and requested oral argument. In June 1999, the Oklahoma Supreme Court denied Chevron's motion. In July, the Oklahoma Supreme Court granted a motion to stay the judgment pending Chevron's intended petition for a hearing by the U.S. Supreme Court. The ultimate outcome of this matter cannot be presently determined with certainty, and is dependent on the U.S. Supreme Court's evaluation of Chevron's petition.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which the company sells in California during certain months of the year. The first two phases of the trial were concluded in October and November 1997, with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline sold in infringement of the patent between March 1 and July 1, 1996. In the third phase of the trial, the judge heard evidence to determine if the patent is enforceable, and in August 1998, ruled that the patent was enforceable. The defendants filed an appeal in January 1999 and oral arguments were made before the court in July 1999. While the ultimate outcome of this matter cannot be determined with certainty, the company believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. Unocal continues to file for additional patents for alternate formulations. However, should the jury's findings and Unocal's patents ultimately be upheld, the company's exposure with respect to future reformulated gasoline sales would depend on the availability of alternate formulations and the industry's ability to recover the additional costs of production through prices charged to its customers.

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

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. Political uncertainty and civil unrest may, at times, threaten the safety of employees and the company's continued presence in a country. Management carefully considers these factors when evaluating the level of current and future activity in such countries.

Chevron and its affiliates continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. In addition, Chevron receives claims from, and submits claims to, customers, trading partners, contractors, insurers and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve. The company also suspends the costs of exploratory wells pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and/or development decisions. If the company decides not to continue development, the costs of these wells are expensed. These activities, individually or together, may result in gains or losses in future periods.

Review of Operations
--------------------
Total revenues for the quarter were $8.7 billion, an increase of 9 percent from $8.0 billion in last year's second quarter. Higher realizations for refined products and crude oil sales primarily drove the improvement. For the six-month period, total revenues were $15.4 billion, about the same as the first half of 1998.

Second quarter 1999 "Selling, general and administrative" (SG&A) expenses of $449 million were $173 million higher than the 1998 quarter. Excluding special items, expenses in the 1999 quarter were $288 million, compared with $320 million in the 1998 quarter. For the six-month period, SG&A expenses of $846 million were $317 million higher than the first half of 1998. Excluding special items, expenses in the 1999 period were $670 million, compared with $640 million for the first half of 1998.

Second quarter 1999 "Depreciation, depletion and amortization" (DD&A) expenses of $633 million were $76 million higher than the 1998 quarter. For the six-month period, DD&A expenses of $1,199 million were $88 million higher than the first half of 1998. Special items related to asset write-offs increased DD&A expenses by $55 million for the second quarter and first half of 1999.

Income tax expense for the second quarter and first half of 1999 was $227 and $412 million, respectively, compared with $282 million and $549 million for the comparable 1998 periods. The effective tax rate for the 1999 six months was 37.7 percent compared with 33.6 percent for last year's first half. The increase in the effective tax rate was primarily the result of prior period tax adjustments in 1998, which lowered the effective tax rate in the 1998 first half. Partially offsetting the increase in effective rates in 1999 were higher equity affiliates' after-tax earnings as a proportion of before-tax income.

The following tables detail the company's after-tax earnings by major operating area and selected operating data.



                        EARNINGS BY MAJOR OPERATING AREA

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                             ---------------------------------------------
Millions of Dollars                                          1999           1998          1999        1998 (1)
----------------------------------------------------------------------------------------------------------
Exploration and Production
    United States                                            $ 98           $ 85          $145      $  191
    International                                             221            211           337         344
----------------------------------------------------------------------------------------------------------
       Total Exploration and Production                       319            296           482         535
----------------------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                             109            225           191         270
    International                                              61            116           148         192
----------------------------------------------------------------------------------------------------------
       Total Refining, Marketing and Transportation           170            341           339         462
----------------------------------------------------------------------------------------------------------
Chemicals                                                     (40)            47            10         110
All Other (2)                                                 (99)          (107)         (152)        (23)
----------------------------------------------------------------------------------------------------------
       Net Income                                            $350           $577          $679      $1,084
==========================================================================================================

(1) Restated for accounting changes effective January 1, 1998, the net effect of which was immaterial.

(2)  Includes  interest   expense,   interest  income  on  cash  and  marketable
     securities, coal operations, corporate center costs, and real estate and insurance activities.


                           SELECTED OPERATING DATA (1)(2)

                                                                Three Months Ended        Six Months Ended
                                                                           June 30,                June 30,
                                                           ----------------------- -----------------------
                                                                   1999       1998        1999        1998
----------------------------------------------------------------------------------------------------------
U.S. Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         312        337         309         336
    Net Natural Gas Production (MMCFPD)                           1,638      1,786       1,657       1,796
    Sales of Natural Gas (MMCFPD)                                 3,265      3,336       3,312       3,416
    Sales of Natural Gas Liquids (MBPD)                             109        127         128         134
    Revenue from Net Production
       Crude Oil ($/Bbl.)                                       $ 14.29    $ 11.35     $ 12.16     $ 11.92
       Natural Gas ($/MCF)                                      $  2.06    $  2.08     $  1.85     $  2.08

International Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         796        764         803         756
    Net Natural Gas Production (MMCFPD)                             837        559         835         602
    Sales of Natural Gas (MMCFPD)                                 1,679      1,398       1,793       1,363
    Sales of Natural Gas Liquids (MBPD)                              51         60          51          58
    Revenue from Liftings
       Liquids ($/Bbl.)                                         $ 14.86    $ 12.38     $ 12.81     $ 12.68
       Natural Gas ($/MCF)                                      $  1.77    $  1.81     $  1.80     $  1.89
    Other Produced Volumes (MBPD) (3)                                96         93         100          92

U.S. Refining, Marketing and Transportation
    Sales of Gasoline (MBPD) (4)                                    694        689         655         644
    Sales of Other Refined Products (MBPD)                          674        618         623         576
    Refinery Input (MBPD)                                           969        996         946         877
    Average Refined Product Sales Price ($/Bbl.)                $ 25.79    $ 22.75     $ 23.25     $ 23.17

International Refining, Marketing and Transportation
    Sales of Refined Products (MBPD) (5)                            895        803         902         812
    Refinery Input (MBPD)                                           475        478         485         485

Chemical Sales and Other Operating Revenues (6)
    United States                                               $   720    $   660     $ 1,347     $ 1,340
    International                                                   192        140         368         285

----------------------------------------------------------------------------------------------------------

       Worldwide                                                $   912    $   800     $ 1,715     $ 1,625
----------------------------------------------------------------------------------------------------------

(1)  Includes equity in affiliates.
(2) MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet
(3)  Represents  total field  production
     under the Boscan operating service agreement in Venezuela.
(4)  Includes branded and unbranded gasoline.
(5)  Volumes for 1998 are revised to conform to the 1999  presentation.
(6)  Millions of dollars. Includes sales to other Chevron companies.

WORLDWIDE EXPLORATION AND PRODUCTION earned $319 million in the second quarter of 1999, compared with $296 million in the corresponding 1998 period. Earnings of $482 million in the first six months of 1999 were 10 percent lower than the $535 million earned in the 1998 first half. U.S. EXPLORATION AND PRODUCTION net income for the 1999 second quarter was $98 million, an increase of 15 percent from $85 million earned in the 1998 second quarter. Net income for six months was $145 million in 1999, compared with $191 million earned in the first six months of 1998. Special items reduced 1999's second quarter earnings $26 million for staff reductions and other restructuring costs;

$23 million for litigation and regulatory provisions and $6 million for environmental remediation accruals. In addition to the second quarter items, earnings for the 1999 six months benefited $3 million from the first quarter 1999 reversal of certain environmental remediation provisions. There were no special items in the 1998 three- or six- month periods. Excluding special items, 1999 second quarter earnings nearly doubled to $153 million and six-month earnings were $197 million, compared with $191 million in 1998.

Net U.S. liquids production averaged 312,000 barrels per day in the second quarter of 1999 and 309,000 barrels per day year to date. In 1998, liquids production was 337,000 barrels per day in the second quarter and 336,000 barrels per day year to date. Net U.S. natural gas production of 1.6 billion cubic feet per day in the 1999 second quarter and 1.7 billion cubic feet per day for six months declined from 1.8 billion cubic feet per day for each of the two 1998 periods. The declines in U.S. production of liquids and natural gas were primarily attributable to property sales and normal field declines, which more than offset new production.

The company's 1999 average second quarter U.S. crude oil realizations of $14.29 per barrel improved $2.94, or 26 percent, compared with the second quarter 1998. Average second quarter U.S. natural gas realizations of $2.06 per thousand cubic feet were about flat with the second quarter of last year. On a year-to-date basis, 1999 crude oil realizations were $12.16 per barrel, about 2 percent higher than the $11.92 per barrel obtained in 1998; and natural gas prices were $1.85 per thousand cubic feet, a decline of 11 percent from $2.08 per thousand cubic feet last year.

Earnings for the 1999 second quarter also benefited from lower exploration and operating expenses.

INTERNATIONAL EXPLORATION AND PRODUCTION net income for the second quarter 1999 was $221 million, up from $211 million in the prior year's quarter. Net income for the 1999 second quarter included no net effect from special items, as charges for staff reductions and other restructuring costs were completely offset by a gain from the sale of Canadian seismic data. Earnings for the 1998 second quarter, excluding special prior-year tax benefits of $21 million, were $190 million. The increase in earnings reflected higher crude oil prices and increased crude oil liftings compared with the year-ago quarter.

Net income of $337 million in the first six months of 1999 was about flat with the $344 million earned in the 1998 first half. There were no net effects from special items in the 1999 period. The six-month results in 1998 were reduced a net $3 million by a first quarter loss of $56 million on asset dispositions, partially offset by a $32 million favorable cumulative effect from the change of accounting for certain Canadian deferred income taxes, in addition to the second quarter special items.

Net international liquids production of 796,000 barrels per day for the second quarter 1999 increased 32,000 barrels per day compared with last year's quarter, primarily due to new or increased production in Angola, Kazakhstan and offshore eastern Canada (Hibernia). These increases were partially offset by lower net liquids production in Australia, Indonesia, Nigeria and the Republic of Congo. Lower production from these areas was primarily the result of field maintenance activities and OPEC-related curtailments. Year-to-date 1999 production was 803,000 barrels per day, a 6 percent increase from 756,000 barrels per day produced in 1998.

Net natural gas production increased about 50 percent to 837 million cubic feet per day, reflecting production from the Britannia Field in the U.K. North Sea - which began production in August 1998 - and higher production in western Canada. Year-to-date natural gas production was 835 million cubic feet per day, up 39 percent from last year.

The company's average international crude oil realizations of $14.86 per barrel in the 1999 second quarter improved $2.48, or 20 percent, compared with the second quarter of 1998. Average 1999 international natural gas realizations of $1.77 per thousand cubic feet were 4 cents lower than in the second quarter of last year. On a year-to-date basis, 1999 crude oil realizations were $12.81 per barrel, 13 cents higher than the $12.68 per barrel obtained in 1998. Natural gas prices were $1.80 per thousand cubic feet, a decline of 5 percent from $1.89 per thousand cubic feet last year.

Net income in the 1999 second quarter and six months included foreign currency losses of $12 million and $28 million, respectively, compared with gains of $38 million and $23 million in the comparable periods in 1998. Effects in both years were primarily in the company's Australian and Canadian operations.

WORLDWIDE REFINING, MARKETING AND TRANSPORTATION operations reported earnings of $170 million in the 1999 second quarter, about half the $341 million earned in last year's second quarter. The 1999 first-half earnings were $339 million, a 27 percent decrease from the corresponding 1998 period. U.S. REFINING, MARKETING AND TRANSPORTATION net income was $109 million in the second quarter, compared with $225 million in the second quarter of 1998. In the 1999 quarter, a $75 million gain from the sale of the company's interest in a pipeline affiliate was partially offset by net charges of $40 million for environmental remediation and a $24 million provision for staff reductions and other restructuring costs. A net special environmental remediation charge of $8 million was recorded in the 1998 second quarter. Excluding special items, earnings were $98 million compared with $233 million in last year's second quarter.

Six-month earnings for 1999 were $191 million compared with $270 million in the comparable 1998 period. Special charges reduced earnings $4 million and $13 million, respectively in the 1999 and 1998 first half. In addition to the second quarter special items, both six months periods included additional provisions for environmental remediation - $15 million in 1999 and $5 million in 1998. Excluding special items, year-to-date earnings were $195 million compared with $283 million in the 1998 first half.

Refined products sales realizations increased over last year's quarter, primarily reflecting stronger West Coast prices. However, due to operating problems at Chevron's California refineries, these improved market conditions did not lead to higher earnings for the company. Consequently, second quarter and six-month 1999 earnings suffered by about $100 million, mainly the result of substituting higher priced third-party refined products purchases for the company's own production to meet marketplace demand. The purchase of third-party products continues into the third quarter, as Chevron's gasoline production capability at the Richmond, California, refinery remains restricted while repairs are under way.

Total refined product sales volumes were 1.368 million barrels per day in the second quarter 1999, up 5 percent from the comparable quarter last year.
Chevron-branded motor gasoline sales improved by 4 percent over last year's quarter to 553,000 barrels per day. Year to date, sales volumes were up about 5 percent to 1.278 million barrels per day.

The company's average refined product prices were $25.79 per barrel in the 1999 second quarter compared with $22.75 in the 1998 quarter. Average refined product prices were $23.25 and $23.17 in the first halves of 1999 and 1998, respectively.

INTERNATIONAL REFINING, MARKETING AND TRANSPORTATION net earnings were $61 million and $148 million in the 1999 second quarter and six months, respectively, compared with $116 million and $192 million in the comparable periods last year. Results for the 1999 quarter and six months included net benefits of $30 million from special items. These net benefits were comprised of favorable Korean tax adjustments that were partially offset by restructuring charges attributable to both Caltex and Chevron operations. Results for the 1998 six months included a special charge of $25 million for the company's share of the cumulative effect from Caltex's adoption of a new accounting standard. Net income included foreign currency losses of $21 million in the second quarter of 1999, compared with gains of $59 million in the 1998 quarter. In the first half of 1999, foreign currency effects resulted in losses of $16 million, compared with gains of $28 million in the 1998 first half.

Earnings from Caltex operations, after excluding the effects of foreign currency losses of $19 million and net special gains of $35 million in the second quarter 1999, and foreign currency gains of $56 million in the second quarter of 1998, were $25 million in second quarter 1999, compared with $30 million in the second quarter of 1998. The 1999 quarter included a benefit of $34 million for the company's share of Caltex's lower-of-cost-or-market inventory valuation adjustment. For the six-month periods, after excluding foreign currency losses of $12 million and net special gains of $35 million in 1999, and foreign currency gains of $27 million and a net special charge of $25 million in 1998, earnings for Caltex operations were $92 million in 1999, compared with $134 million in 1998. The 1999 period included a benefit of about $64 million for the company's share of Caltex's lower-of-cost-or-market inventory valuation adjustment, while the 1998 period included benefits of about $25 million from the reversal of certain deferred income tax valuation allowances

After excluding the benefits from inventory valuation and deferred income tax adjustments and special items in all periods, earnings from Caltex operations have declined in both 1999 periods, despite increased sales volumes. This was primarily due to depressed refined products sales margins in the Asia-Pacific region. In particular, results from

Caltex's Korean operations suffered from lower refined products sales prices in the second quarter and first half of 1999, compared with the corresponding year-ago periods. The Asia-Pacific market continues to experience competitive price discounting and has failed to recover rising crude oil costs in the prices for refined products. We do not anticipate any immediate recovery in sales margins, as the Asia-Pacific markets continue to experience surplus manufacturing capacity and related oversupply conditions.

Total refined products sales volumes increased by 11 percent to 895,000 barrels per day in the second quarter of 1999 and 902,000 barrels per day, year to date, compared with the same periods last year. The increase occurred primarily in the Caltex areas of operation and in the company's fuel and marine lubricants affiliate that was formed in late 1998.

CHEMICALS recorded a net loss of $40 million in the 1999 second quarter, compared with net earnings of $47 million in last year's second quarter. Results in the first half of 1999 were $10 million compared with $110 million in 1998. Net income for the second quarter and six months of 1999 included special charges of $43 million for asset write-downs, $28 million for environmental remediation, and $20 million for staff reductions and other restructuring costs. There were no special items in the 1998 periods. Excluding special items, earnings were $51 million and $101 million in the 1999 second quarter and six months, respectively, compared with $47 million and $110 million in the comparable periods last year. Operating earnings for the quarter and year to date remained depressed because of prolonged unfavorable market conditions for commodity chemicals and additives for lubricants and fuels. In addition, prices have not increased sufficiently to offset rising feedstock costs.

ALL OTHER includes interest expense, interest income on cash and marketable securities, coal operations, corporate center costs and real estate and insurance operations. These activities incurred net charges of $99 million in the second quarter of 1999, compared with net charges of $107 million in the comparable prior-year quarter. The 1999 second quarter results included special charges of $29 million for employee termination benefits. Special charges of $56 million in the 1998 quarter consisted of $68 million of asset write-offs, partially offset by $12 million of favorable prior-year tax adjustments. Year-to-date charges were $152 million in 1999, compared with $23 million in last year's first half. Net special items of $31 million in the 1999 first half included gains from asset sales of $60 million partially offset by the second quarter charges for employee termination benefits. The 1998 year-to-date results included favorable prior-year income tax related adjustments of $125 million in addition to the second quarter special charge.

Earnings from the company's coal operations for the 1999 second quarter fell $5 million to $3 million and included a charge for the planned disposition of the company's remaining coal assets. Net income in the 1999 six months was $82 million compared with $20 million last year. Results for the 1999 six months included a $60 million gain from the sale of the company's equity interest in a coal mining affiliate. Excluding the special gain, earnings were about flat at $22 million. The company's exit from the coal business, which has experienced unforeseen delays is expected to be substantially complete by the end of the third quarter of 1999.

Excluding special items, ongoing charges from other activities in the second quarter of 1999 were $73 million, compared with $59 million last year. Charges for six months were $205 million compared with $112 million last year. Higher charges in the 1999 periods were primarily the result of higher interest expense on higher debt levels.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $752 million at June 30, 1999 - a $183 million increase from year-end 1998. In addition to cash from operations, an increase in short-term debt was required to fund the company's capital expenditures and dividend payments to shareholders.

On July 28, 1999, Chevron declared a quarterly dividend of 61 cents per share, unchanged from the preceding quarter.

In March 1999, Chevron purchased the Rutherford-Moran Oil Corporation and another interest in Block 8/32, offshore Thailand, for approximately 1.1 million shares of its treasury stock, $57 million in cash and the assumption of outstanding debt of $341 million. Concurrent with the purchase, $202 million of that debt was retired and the remaining $139 million was called and retired in April 1999. The company financed these retirements through an increase in short-term debt.

The company's debt and capital lease obligations totaled $8.120 billion at June 30, 1999, up $562 million or 7 percent from $7.558 billion at year-end 1998. The increase was primarily from net additions of $636 million in short-term debt, primarily commercial paper, and newly issued long-term obligations of $70 million. Partially offsetting these increases were scheduled and unscheduled long-term debt repayments of $74 million and a scheduled non-cash retirement in January of ESOP debt of $70 million. These changes in long-term debt exclude the assumption and retirement of long-term debt included in the Rutherford-Moran transaction.

Although the company benefits from lower interest rates on short-term debt, its proportionately large amount of short-term debt has kept Chevron's ratio of current assets to current liabilities at relatively low levels. This ratio was
 .77 at June 30, 1999, down from .88 at year-end 1998. This reduction is primarily due to an increase in current liabilities of $2.181 billion. This increase is primarily due to the June 1999 reclassification from noncurrent to current of a $964 million accrual established in 1998 for the Cities Service litigation and the increase in short-term debt. Interest will continue to accrue on the amount of judgment in this case until the matter is resolved. The company continues to pursue the Cities Service matter in the courts.

The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.526 billion at June 30, 1999. This amount includes $2.725 billion that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be economically attractive.

The company's debt ratio (total debt : total debt plus stockholders' equity) was 32 percent at June 30, 1999, about the same as at year-end 1998. The company continually monitors its spending level, market conditions and related interest rates to maintain what it believes to be reasonable debt levels to fund its operating and capital expenditure activities.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock for use in its employee stock option programs. To date, the company has purchased 6.4 million shares at a cost of about $484 million under the repurchase program. There has been no activity under that program in 1999.

In July, the company's Employee Stock Ownership Plan (ESOP) issued $620 million of long-term debt at an average rate of 7.42%, guaranteed by Chevron
Corporation. The proceeds from the issuance of debt were paid to Chevron Corporation in exchange for Chevron's assumption of the existing ESOP 8.11% long-term debt of $620 million. Chevron used the proceeds to reduce existing short-term debt, primarily commercial paper. These transactions will be reflected in the company's third quarter 1999 financial statements.

WORLDWIDE CAPITAL AND EXPLORATORY EXPENDITURES for the first half of 1999, including the company's share of affiliates' expenditures, totaled $2.609 billion, up 12 percent from $2.323 billion spent in the 1998 first half. Expenditures for international exploration and production activities in the 1999 period were $1.418 billion or about 54 percent of total expenditures, reflecting the company's continued emphasis on increasing international oil and gas production. This amount included about $500 million in the first quarter of 1999 for the acquisition of the Rutherford-Moran Oil Corporation and another interest in Block 8/32 offshore Thailand. The company's other segments have incurred lower expenditures in 1999, compared with 1998 as the company restricts spending in these areas to fund its international exploration and production prospects. Spending outside the United States accounted for 62 percent of total expenditures in 1999 compared with 50 percent in 1998. The actual C&E expenditures for the full year 1999 in the international exploration and production segment will be dependent upon, among other factors, the ability of our partners, some of which are national petroleum companies, to fund their share of project expenditures.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Item 3A of the Corporation's Annual Report on Form 10-K for the period ended December 31, 1998 is hereby updated as follows:

Gulf's petition for rehearing in the Oklahoma Supreme Court was denied on June 22, 1999. Gulf intends to file a petition for certiorari asking the United States Supreme Court to determine if the Oklahoma trial court properly barred Gulf from raising its principal defense to liability based on the allegedly preclusive effect of a non-final, non-appealable ruling in other litigation by a federal district judge. The issue of preclusive effect is governed by federal law.

The petition for writ of certiorari is due September 20, 1999. On July 12, 1999, the Oklahoma Supreme Court granted Gulf's motion to suspend the effectiveness of the court's mandate (thus preventing enforcement of the judgment by Cities) until final disposition by the United States Supreme Court of Gulf's petition and, should the Court grant the petition, until the Court's final decision on the merits of the case.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on April 28, 1999.

Voters elected 13 incumbent directors for one-year terms. The vote tabulation for individual directors was:


                             Shares                                Shares
 Directors                    For                                Withheld
 ------------------------------------------------------------------------
 S. H. Armacost              486,052,444                       22,095,068
 K. T. Derr                  486,780,099                       21,367,413
 S. Ginn                     487,192,898                       20,954,614
 C. A. Hills                 486,673,594                       21,473,918
 J. B. Johnston              486,333,067                       21,814,445
 R. H. Matzke                486,833,265                       21,314,247
 D. J. O'Reilly              487,262,485                       20,885,027
 C. M. Pigott                486,845,658                       21,301,854
 C. Rice                     486,511,494                       21,636,018
 F. A. Shrontz               486,912,740                       21,234,772
 J. N. Sullivan              486,899,948                       21,247,564
 C. Tien                     486,709,078                       21,438,434
 J. A. Young                 487,042,612                       21,104,900


Voters approved the appointment of PricewaterhouseCoopers LLP as the company's independent accountants by a vote of 504,113,067 (99.5 percent) for and 2,344,331 (0.5 percent) against. There were also 1,690,013 abstentions and 101 broker non-votes.

A stockholder proposal to adopt a toxic chemicals information policy was rejected. There were 26,461,991 votes (6.6 percent) for the proposal and 376,639,206 votes (93.4 percent) against. There were 25,205,948 abstentions and 79,840,367 broker non-votes.

A stockholder proposal to report on greenhouse gas emissions was rejected. There were 29,847,863 votes (7.4 percent) for the proposal and 373,447,690 votes (92.6 percent) against. There were also 25,037,257 abstentions and 79,814,702 broker non-votes.

A stockholder proposal to abandon Alaska Natural Wildlife Reserve drilling plans was rejected. There were 15,988,163 votes (4.0 percent) for the proposal and 386,098,468 votes (96.0 percent) against. There were also 26,244,535 abstentions and 79,816,346 broker non-votes.


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

      (12)   Computation of Ratio of Earnings to Fixed Charges

      (27)   Financial Data Schedule

(b)   Reports on Form 8-K

(1) A Current Report on Form 8-K, dated June 22, 1999, was filed by the company on April 23, 1999. In this report, Chevron discussed a meeting between Chevron's Chairman, Mr. K.T. Derr, security analysts and institutional investors to review the company's growth strategies and recent developments.

      (2) A Current Report on Form 8-K, dated June 24, 1999, was filed by the company on June 24, 1999. In this report, Chevron announced its intent to petition the U.S. Supreme Court to hear the Cities Service case following the Oklahoma Supreme Court's decision not to reconsider its previous ruling.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CHEVRON CORPORATION
                                            ----------------------------------
                                                      (Registrant)



Date             August 5, 1999                       /s/ M.R. KLITTEN
      -------------------------------------  --------------------------------
                                               M. R. Klitten, Vice President
                                                (Chief Financial Officer and
                                                  Duly Authorized Officer)