Form 10-Q/A
period 1999-06-30
CHEVRON CORP
filed 1999-08-05
CIK 93410

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q/A


   AMENDEMENT NO.1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

The Registrant is filing this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended June 30, 1999 in order to correct a filing date quoted for a Report on Form 8-K dated June 22, 1999. In Item 6 (b) (1) on page 27 of this amended filing, Chevron's Current Report on Form 8-K dated June 22, 1999 was filed by the company on June 22, 1999.

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

      (12)   Computation of Ratio of Earnings to Fixed Charges

      (27)   Financial Data Schedule

(b)   Reports on Form 8-K

(1) A Current Report on Form 8-K, dated June 22, 1999, was filed by the company on June 22, 1999. In this report, Chevron discussed a meeting between Chevron's Chairman, Mr. K.T. Derr, security analysts and institutional investors to review the company's growth strategies and recent developments.

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