Form 10-Q
period 1999-09-30
CHEVRON CORP
filed 1999-11-04
CIK 93410

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-368-2


                               Chevron Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                    94-0890210
 -----------------------------                  ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

     575 Market Street, San Francisco, California               94105
     --------------------------------------------           -------------
      (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (415) 894-7700

                                      NONE
          ------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      ---------    --------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


            Class                        Outstanding as of September 30, 1999
----------------------------------       ------------------------------------
  Common stock, $1.50 par value                      656,265,612

================================================================================

                                      INDEX

       Cautionary Statements Relevant to Forward-Looking
       Information for  the Purpose of "Safe Harbor" Provisions
       of the Private Securities Litigation Reform Act of 1995            1

PART I.           FINANCIAL INFORMATION

 Item 1. Financial Statements

            Consolidated Statement of Income for the
             three months and nine months ended
              September 30, 1999 and 1998                                 2

            Consolidated Statement of Comprehensive Income
             for the three months and nine months ended
              September 30, 1999 and 1998                                 2

            Consolidated Balance Sheet at September 30, 1999
             and  December 31, 1998                                       3

            Consolidated Statement of Cash Flows for the
             nine months ended September 30, 1999 and 1998                4

            Notes to Consolidated Financial Statements                 5-14

 Item 2.       Management's Discussion and Analysis of
             Financial Condition and Results of Operations            15-27

PART II.          OTHER INFORMATION

 Item 1.    Legal Proceedings                                            28

 Item 6.    Listing of Exhibits and Reports on Form 8-K               28-29

Signature                                                                30

Exhibit:      Computation of Ratio of Earnings to Fixed Charges          31

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

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                           Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                       ----------------------            ----------------------
Millions of Dollars,  Except Per-Share Amounts             1999          1998                1999          1998(1)
---------------------------------------------------------------------------------------------------------------
Revenues
Sales and other operating revenues*                     $ 9,965       $ 7,561             $24,837       $22,779
Income from equity affiliates                               127            13                 404           294
Other income                                                 85           104                 366           202
                                                       --------------------------------------------------------
   Total Revenues                                        10,177         7,678              25,607        23,275
                                                       --------------------------------------------------------
Costs and Other Deductions
Purchased crude oil and products                          5,327         3,494              12,394        10,678
Operating expenses                                        1,117         1,113               3,721         3,674
Selling, general and administrative expenses                357           367               1,203           896
Exploration expenses                                        205           126                 389           361
Depreciation, depletion and amortization                    767           563               1,966         1,674
Taxes other than on income*                               1,181         1,145               3,402         3,296
Interest and debt expense                                   116           103                 334           296
                                                       --------------------------------------------------------
   Total Costs and Other Deductions                       9,070         6,911              23,409        20,875
                                                       --------------------------------------------------------
Income Before Income Tax Expense                          1,107           767               2,198         2,400
Income Tax Expense                                          525           306                 937           855
                                                       --------------------------------------------------------
Net Income                                              $   582       $   461             $ 1,261       $ 1,545
                                                       ========================================================

Per Share of Common Stock:
   Net Income                 - Basic                   $  0.88       $  0.70             $  1.92       $  2.36
                              - Diluted                 $  0.88       $  0.70             $  1.91       $  2.35
   Dividends                                            $  0.61       $  0.61             $  1.83       $  1.83

Weighted Average Number of
 Shares Outstanding (000s)    - Basic                   657,190       655,033             656,268       655,122
                              - Diluted                 660,649       657,186             659,403       657,359

*   Includes consumer excise taxes.                     $ 1,023       $   973             $ 2,921       $ 2,813

(1) Restated for accounting changes effective January 1, 1998, the net effect of which was immaterial




                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                       ----------------------            ----------------------
Millions of Dollars,  Except Per-Share Amounts             1999          1998                1999          1998(1)
---------------------------------------------------------------------------------------------------------------
Net Income                                             $    582     $     461           $   1,261       $ 1,545
   Currency translation adjustment                          (30)            -                 (41)           (1)
   Unrealized holding (loss)gain on securities               (4)            7                 (14)            6
   Minimum pension liability adjustment                       -             -                 (11)          (16)
                                                       --------------------------------------------------------
Other Comprehensive (Loss) Income, net of tax               (34)            7                 (66)          (11)
                                                       --------------------------------------------------------
Comprehensive Income                                 $      548     $     468            $  1,195       $ 1,534
                                                       ========================================================

(1) Restated for accounting changes effective January 1, 1998, the net effect of which was immaterial

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                              September 30,
                                                       1999               December 31,
Millions of Dollars                             (Unaudited)                       1998
--------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                           $   703                    $   569
Marketable securities                                   762                        844
Accounts and notes receivable                         3,342                      2,813
Inventories:
    Crude oil and petroleum products                    641                        600
    Chemicals                                           543                        559
    Materials, supplies and other                       288                        296
                                              ----------------------------------------
                                                      1,472                      1,455
Prepaid expenses and other current assets             1,056                        616
                                              ----------------------------------------
       Total Current Assets                           7,335                      6,297
Long-term receivables                                   860                        872
Investments and advances                              5,105                      4,604

Properties, plant and equipment, at cost             54,249                     51,337
Less: accumulated depreciation, depletion
       and amortization                              28,558                     27,608
                                              ----------------------------------------
                                                     25,691                     23,729
Deferred charges and other assets                     1,162                      1,038
                                              ----------------------------------------
            Total Assets                            $40,153                    $36,540
                                              ========================================
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                     $ 3,460                    $ 3,165
Accounts payable                                      2,790                      2,170
Accrued liabilities                                   2,148                      1,202
Federal and other taxes on income                       968                        226
Other taxes payable                                     475                        403
                                              ----------------------------------------
       Total Current Liabilities                      9,841                      7,166
Long-term debt                                        4,585                      4,128
Capital lease obligations                               272                        265
Deferred credits and other non-current obligations    1,728                      2,560
Deferred income taxes                                 4,621                      3,645
Reserves for employee benefit plans                   1,786                      1,742
                                              ----------------------------------------
       Total Liabilities                             22,833                     19,506
                                              ----------------------------------------
Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                 -                          -
Common stock (authorized 1,000,000,000 shares,
    $1.50 par value, 712,487,068 shares issued)       1,069                      1,069
Capital in excess of par value                        2,214                      2,097
Deferred compensation                                  (646)                      (691)
Accumulated other comprehensive (loss)income           (156)                       (90)
Retained earnings                                    17,016                     16,942
Treasury stock, at cost (56,221,456
  and 59,460,666 shares at September 30, 1999
   and December 31, 1998, respectively)              (2,177)                    (2,293)
                                              ----------------------------------------
       Total Stockholders' Equity                    17,320                     17,034
                                              ----------------------------------------
         Total Liabilities and
          Stockholders' Equity                      $40,153                    $36,540
                                              ========================================
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                          Nine Months Ended
                                                                               September 30,
Millions of Dollars                                                  1999              1998(1)
-------------------------------------------------------------------------------------------
Operating Activities
Net income                                                        $ 1,261           $ 1,545
Adjustments
  Depreciation, depletion and amortization                          1,966             1,674
  Dry hole expense related to prior years' expenditures               103                38
  Distributions less than income from equity affiliates (1)          (244)             (120)
  Net before-tax (gains) losses on asset retirements and sales       (300)               54
  Net foreign exchange losses (gains)                                  37               (23)
  Deferred income tax provision                                      (120)              377
  Net decrease (increase) in operating working capital              1,698              (312)
  Other, net                                                         (767)             (153)
                                                                  -------------------------
     Net Cash Provided by Operating Activities                      3,634             3,080
                                                                  -------------------------
Investing Activities
  Capital expenditures                                             (3,489)           (2,779)
  Proceeds from asset sales                                           583               210
  Other investing cash flows, net                                      40               (87)
  Net sales of marketable securities                                   72                47
                                                                  -------------------------
       Net Cash Used for Investing Activities                      (2,794)           (2,609)
                                                                  -------------------------
Financing Activities
  Net borrowings of short-term obligations                            127             1,339
  Proceeds from issuance of long-term debt                            702               176
  Repayments of long-term debt and other financing obligations       (443)             (353)
  Cash dividends paid                                              (1,199)           (1,198)
  Net sale (purchase) of treasury shares                              105              (298)
                                                                  -------------------------
       Net Cash Used for Financing Activities                        (708)             (334)
                                                                  -------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents            2                 -
                                                                  -------------------------
Net Change in Cash and Cash Equivalents                               134               137
Cash and Cash Equivalents at January 1                                569             1,015
                                                                  -------------------------
Cash and Cash Equivalents at September 30                         $   703           $ 1,152
                                                                  =========================


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

The results for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of future financial results.


Note 2. Net Income

Net income for the third quarter 1999 included net charges of $120 million for special items, compared with net benefits of $75 million in the 1998 third quarter. The 1999 third quarter included charges of $79 million for asset write-downs; $31 million for the company's share of a loss on the sale of an investment by Caltex, a 50 percent-owned affiliate; and $10 million for net environmental remediation provisions.

Net income for the first nine months of 1999 included net charges of $206 million from special items, compared with net benefits of $103 million in the comparable 1998 period. In addition to the third quarter special charges of $120 million noted above, the nine-month results included special charges of $146 million for previously announced staff reductions and other restructuring costs, $86 million for net environmental remediation provisions, $43 million for asset write-offs and $23 million for a regulatory matter. Partially offsetting these charges were $152 million from gains on asset dispositions and $60 million from favorable prior-year tax adjustments.

Foreign currency losses of $7 million and $26 million were included in third quarter net income in 1999 and 1998, respectively. For the nine-month periods, foreign currency losses were $48 million in 1999, compared with gains of $24 million in 1998.


Note 3. Information Relating to the Statement of Cash Flows

The "Net decrease (increase) in operating working capital" is composed of the following:

                                                                         Nine Months Ended
                                                                             September 30,
                                                                --------------------------
Millions of Dollars                                                 1999              1998
------------------------------------------------------------------------------------------
(Increase) Decrease in accounts and notes receivable            $   (475)         $    331
 Decrease in inventories                                               2                 5
 Increase in prepaid expenses and other current assets              (143)             (100)
 Increase (Decrease) in accounts payable and accrued liabilities   1,532              (906)
 Increase in income and other taxes payable                          782               358
------------------------------------------------------------------------------------------

     Net decrease (increase) in operating working capital       $  1,698          $   (312)
------------------------------------------------------------------------------------------

In June 1999, the company reclassified a reserve of approximately $1 billion established for the Cities Service litigation from "Deferred credits and other non-current obligations" to "Accrued liabilities." The remaining 1999 increase in "Accounts payable and accrued liabilities" and the 1999 increase in "Accounts and notes receivable" were largely due to higher 1999 prices for crude oil and refined products. The 1998 decreases in "Accounts payable and accrued liabilities" and "Accounts and notes receivable" were largely related to lower 1998 prices for crude oil and refined products.

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                        Nine Months Ended
                                                                             September 30,
                                                                -------------------------
Millions of Dollars                                                1999              1998
-----------------------------------------------------------------------------------------
Interest paid on debt (net of capitalized interest)             $   333           $   310
Income taxes paid                                               $   321           $   500
-----------------------------------------------------------------------------------------


The "Net sales of marketable securities" consists of the following gross amounts:

                                                      Nine Months Ended
                                                          September 30,
                                              -------------------------
Millions of Dollars                              1999              1998
-----------------------------------------------------------------------
Marketable securities purchased               $(2,230)          $(1,802)
Marketable securities sold                      2,302             1,849
-----------------------------------------------------------------------

     Net sales of marketable securities       $    72           $    47
-----------------------------------------------------------------------


Included in "Proceeds from issuance of long-term debt" of $702 million are cash proceeds of $620 million that the company received from its Employee Stock Ownership Plan (ESOP) in exchange for the assumption of $620 million of existing ESOP debt in July 1999. This transaction was recorded as an increase in cash and a reduction in "Deferred Compensation."

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The Rutherford-Moran Oil Corporation and another interest in Block B 8/32 offshore Thailand were acquired in March 1999. The consideration for this acquisition included 1.1 million shares of the company's treasury stock valued at $91 million.

Concurrent with the ESOP transaction described above, the ESOP borrowed $620 million of fixed-rate debt in July 1999, guaranteed by Chevron Corporation, to refinance the debt assumed by Chevron. This was recorded by the company as an increase in its debt outstanding and in "Deferred compensation."

The company's ESOP repaid $70 million and $60 million of matured debt guaranteed by Chevron Corporation in January of 1999 and 1998, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in "Deferred compensation." In June 1999, the ESOP borrowed an additional $25 million, which is guaranteed by Chevron Corporation. This was recorded by the company as an increase in its debt outstanding and in "Deferred compensation."


Note 4.  Operating Segments and Geographic Data

Chevron manages its exploration and production; refining, marketing and transportation; and chemicals businesses separately. The company's primary country of operation is the United States, its country of domicile. Activities in no other country meet the materiality requirements for separate disclosure.

Sales and other operating revenues by segments, including internal transfers, for the three- and nine-month periods ended September 30, 1999 and 1998, are presented in the following table.


                                                      Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                   ---------------------      ---------------------
 Millions of Dollars                                   1999         1998         1999          1998
----------------------------------------------------------------------------------------------------
Exploration and Production
  United States                                     $ 1,147      $   751      $ 2,610       $ 2,484
  International                                       1,853          794        4,234         3,134
----------------------------------------------------------------------------------------------------
                                                      3,000        1,545        6,844         5,618
  Intersegment Elimination - United States             (577)        (362)      (1,299)       (1,148)
  Intersegment Elimination - International             (879)        (201)      (1,967)       (1,239)
----------------------------------------------------------------------------------------------------
Total Exploration and Production                      1,544          982        3,578         3,231
----------------------------------------------------------------------------------------------------

Refining, Marketing and Transportation
  United States                                       6,071        4,524       15,097        13,369
  International                                       1,454        1,234        3,616         3,733
----------------------------------------------------------------------------------------------------
                                                      7,525        5,758       18,713        17,102
  Intersegment Elimination - United States             (107)         (56)        (255)         (177)
  Intersegment Elimination - International               (3)          (4)         (11)          (13)
----------------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation          7,415        5,698       18,447        16,912
----------------------------------------------------------------------------------------------------

Chemicals
  United States                                         773          648        2,120         1,988
  International                                         195          150          563           435
----------------------------------------------------------------------------------------------------
                                                        968          798        2,683         2,423
  Intersegment Elimination - United States              (45)         (32)        (125)          (89)
  Intersegment Elimination - International               (1)           -           (1)            -
----------------------------------------------------------------------------------------------------
Total Chemicals                                         922          766        2,557         2,334
----------------------------------------------------------------------------------------------------


All Other
  United States                                          99          126          293           335
  International                                           1            1            5             4
----------------------------------------------------------------------------------------------------
                                                        100          127          298           339
  Intersegment Elimination - United States              (15)         (12)         (40)          (36)
  Intersegment Elimination - International               (1)           -           (3)           (1)
----------------------------------------------------------------------------------------------------
Total All Other                                          84          115          255           302
----------------------------------------------------------------------------------------------------


Sales and Other Operating Revenues
  United States                                       8,090        6,049       20,120        18,176
  International                                       3,503        2,179        8,418         7,306
----------------------------------------------------------------------------------------------------
                                                     11,593        8,228       28,538        25,482
  Intersegment Elimination - United States             (744)        (462)      (1,719)       (1,450)
  Intersegment Elimination - International             (884)        (205)      (1,982)       (1,253)
----------------------------------------------------------------------------------------------------
Total Sales and Other Operating Revenues            $ 9,965      $ 7,561      $24,837       $22,779
----------------------------------------------------------------------------------------------------

The company evaluates the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed by Chevron Corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. Net income by segment for the three- and nine-month periods ended September 30, 1999 and 1998 is presented in the following table.


                                                      Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                    --------------------       --------------------
  Millions of Dollars                                  1999         1998         1999          1998
----------------------------------------------------------------------------------------------------
 Exploration and Production
   United States                                    $   233       $  102       $  378        $  293
   International                                        322          161          659           505
----------------------------------------------------------------------------------------------------
 Total Exploration and Production                       555          263        1,037           798
----------------------------------------------------------------------------------------------------

 Refining, Marketing and Transportation
   United States                                         97          188          288           458
   International                                        (21)         (46)         127           146
----------------------------------------------------------------------------------------------------
 Total Refining, Marketing and Transportation            76          142          415           604
----------------------------------------------------------------------------------------------------

 Chemicals
   United States                                         25           13            4            95
   International                                          6            1           37            29
----------------------------------------------------------------------------------------------------
 Total Chemicals                                         31           14           41           124
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 Total Segment Income                                   662          419        1,493         1,526
----------------------------------------------------------------------------------------------------


 Interest Expense                                       (82)         (69)        (236)         (198)
 Interest Income                                         17           14           44            46
 Other                                                  (15)          97          (40)          171
----------------------------------------------------------------------------------------------------

 Net Income                                         $   582       $  461       $1,261        $1,545
----------------------------------------------------------------------------------------------------

Segment assets at September 30, 1999 and December 31, 1998, are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                                 September 30,        December 31,
Millions of Dollars                                       1999                1998
----------------------------------------------------------------------------------
Exploration and Production
   United States                                       $ 5,948             $ 6,026
   International                                        13,787              10,794
----------------------------------------------------------------------------------
Total Exploration and Production                        19,735              16,820
----------------------------------------------------------------------------------

Refining, Marketing and Transportation
   United States                                         8,112               8,084
   International                                         3,698               3,559
----------------------------------------------------------------------------------
Total Refining, Marketing and Transportation            11,810              11,643
----------------------------------------------------------------------------------

Chemicals
   United States                                         3,228               3,045
   International                                           916                 828
----------------------------------------------------------------------------------
Total Chemicals                                          4,144               3,873
----------------------------------------------------------------------------------


----------------------------------------------------------------------------------
Total Segment Assets                                    35,689              32,336
----------------------------------------------------------------------------------

All Other
   United States                                         2,805               2,467
   International                                         1,659               1,737
----------------------------------------------------------------------------------
Total All Other                                          4,464               4,204
----------------------------------------------------------------------------------


Total Assets - United States                            20,093              19,622
Total Assets - International                            20,060              16,918
----------------------------------------------------------------------------------
Total Assets                                           $40,153             $36,540
----------------------------------------------------------------------------------


Note 5.  Summarized Financial Data - Chevron U.S.A. Inc.

At September 30, 1999, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented as follows:

                                        Three Months Ended            Nine Months Ended
                                              September 30,               September 30,
                                        -------------------          ------------------
Millions of Dollars                         1999       1998             1999       1998
---------------------------------------------------------------------------------------
Sales and other operating revenues        $8,182     $6,243          $20,481    $18,551
Costs and other deductions                 7,918      5,965           20,142     17,826
Net income                                   213        240              421        483
---------------------------------------------------------------------------------------


                              At September 30,             At December 31,
Millions of Dollars                       1999                        1998
--------------------------------------------------------------------------
Current assets                        $  3,812                    $  3,227
Other assets                            17,993                      18,306

Current liabilities                      5,398                       3,809
Other liabilities                        6,530                       6,517

Net worth                                9,877                      11,207
--------------------------------------------------------------------------


The increase in "Current liabilities" since December 31, 1998 reflects the reclassification of a reserve of about $1 billion established for the Cities Service litigation from "Other liabilities" to "Current liabilities" and an increase in short-term debt. Within "Other liabilities," the reduction from this reclassification is offset by increases in other liability accounts. The primary cause of the reduction in "Net worth" shown above was a third quarter 1999 return of $2 billion of capital to Chevron Corporation in exchange for a loan.


Note 6. Summarized Financial Data - Chevron Transport Corporation Limited

Effective July 1, 1999, Chevron Transport Corporation, a Liberian corporation, was merged into Chevron Transport Corporation Limited (CTC), which assumed all of the assets and liabilities of Chevron Transport Corporation. CTC, a Bermuda corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements for CTC, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand-alone basis in conformity with generally accepted accounting principles.


                                      Three Months Ended            Nine Months Ended
                                            September 30,               September 30,
                                      -------------------           -----------------
Millions of Dollars                       1999       1998             1999       1998
-------------------------------------------------------------------------------------
Sales and other operating revenues        $122       $149             $392       $439
Costs and other deductions                 140        150              437        445
Net (loss) income                          (20)         4              (31)        10
-------------------------------------------------------------------------------------


                                         At September 30,             At December 31,
Millions of Dollars                                  1999                        1998
-------------------------------------------------------------------------------------
Current assets                                     $  182                      $  270
Other assets                                          782                         982

Current liabilities                                   593                         898
Other liabilities                                     273                         284

Net worth                                              98                          70
-------------------------------------------------------------------------------------


In August 1999, CTC's parent contributed an additional $59 million of paid-in capital to CTC.

Separate financial statements and other disclosures with respect to CTC are omitted as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at September 30, 1999.

Note 7. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):


                                                       Three Months Ended            Nine Months Ended
                                                             September 30,               September 30,
                                                      --------------------          ------------------
Millions of Dollars                                        1999       1998(1)          1999       1998(1)
-------------------------------------------------------------------------------------------------------
Gross revenues                                           $6,951     $3,852          $15,617    $12,407
Income before income taxes                                  148         16              666        606

Net income before cumulative effect
  of accounting change                                       35        (58)             378        369
Cumulative effect of accounting change                        -          -                -        (50)
-------------------------------------------------------------------------------------------------------

Net income                                                   35        (58)             378        319
-------------------------------------------------------------------------------------------------------

(1) 1998 amounts have been restated for the effects of Caltex's adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," effective January 1, 1998.

The increase in gross revenues for the three-month and nine-month periods is driven by higher sales volumes and prices in 1999.


Note 8 - Employee Termination Benefits and Other Restructuring Costs

The company recorded net before-tax restructuring charges of $180 million for the nine months ending September 30, 1999 - comprised of $197 million of charges for employee termination benefits offset by a net credit of $17 million for other items.

Accrual and payment activity for the employee termination benefits is presented in the following table:


                         Termination Benefits          Millions of Dollars
 Number of Employees     Activity During 1999              (Before Tax)
---------------------------------------------------------------------------
                                Accruals
                             -------------
        2,723               Second Quarter                         $ 176

          415               Third Quarter                             21
---------------------------------------------------------------------------
        3,138                                                        197

       (1,329)              Cash Payments                            (86)

---------------------------------------------------------------------------

        1,809               Balance at September 30                $ 111
---------------------------------------------------------------------------


The termination benefit charges for the nine-month period were classified $154 million as "Operating expense" and $43 million as "Selling, general and administrative expense." The staff reduction program is being implemented in all of the company's operating segments across several business functions. Employees affected are primarily U.S.-based. All employees must be separated by June 30, 2000.

Termination benefits for 2,742 of the 3,138 employees - accrued in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" - are payable from the funded assets of the company's U.S. and Canadian pension plans. Payments to other employees are from company funds.

Included in the net before-tax credit of $17 million for other restructuring items in the nine-month period was a net before-tax credit of $28 million in the third quarter. The credits included in these net amounts for both periods were associated mainly with restructuring-related pension settlement gains for payments made to terminated employees. These credits were partially offset by charges for employee and office relocations, lease termination penalties and other items. These before-tax charges for the third quarter and nine-month periods were $19 million and $43 million, respectively. Of the $43 million, approximately one third remained unpaid at the end of the third quarter. Charges and credits for these other restructuring costs were classified mainly as either "operating expense" or "selling, general and administrative expense." Items are either accrued or recognized as incurred under the guidelines of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" or SFAS No. 88, as applicable.

The company's net income for nine months 1999 also included its $25 million share of a restructuring charge recorded by Caltex in the second quarter.


Note 9 - Income Taxes

"Income Tax Expense" for the third quarter and first nine months of 1999 was $525 million and $937 million, respectively, compared with $306 million and $855 million for the comparable 1998 periods. The effective income tax rate for 1999 year to date increased to 43 percent from 36 percent in the 1998 nine months. The increase in the effective tax rates in 1999 was primarily the result of a higher proportion of foreign income that is taxed at higher rates. Partially offsetting this increase in effective rates in 1999 were higher equity affiliates' after-tax earnings as a proportion of before-tax income and tax credits connected with the utilization of capital loss benefits. Prior period tax adjustments lowered the effective tax rate in 1998 nine months.


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

The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly, the company recorded in its 1998 results a litigation reserve of $637 million after-tax, substantially all of which pertained to this lawsuit, for the judgment and accrued interest through December 1998. Interest was accrued subsequently and will continue to accrue until this matter is resolved. At September 30, 1999, the before-tax reserve balance was approximately $1 billion. In March 1999, the company filed a petition for rehearing in the Oklahoma Supreme Court on the issue of damages and requested oral argument. In June 1999, the Oklahoma Supreme Court denied the company's motion. In July, the Oklahoma Supreme Court granted a motion to stay the judgment pending the company's appeal to the U.S. Supreme Court. A petition for certiorari to the U.S. Supreme Court was filed in September. All briefs have been filed and the parties are now waiting for the U.S. Supreme Court to decide whether to grant certiorari. The ultimate outcome of this matter cannot be presently determined with certainty, and is dependent on the U.S. Supreme Court's evaluation of the company's petition.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for certain types of reformulated gasoline, which the company sells in California during certain months of the year. The first two phases of the trial were concluded in October and November 1997, with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline sold in infringement of the patent between March 1 and July 1, 1996. In the third phase of the trial, the judge heard evidence to determine if the patent was enforceable. In August 1998, the judge ruled the patent was enforceable. The defendants filed an appeal in January 1999 and oral arguments were made before the court in July 1999. While the ultimate outcome of this matter cannot be determined with certainty, the company believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. Unocal continues to file for additional patents for alternate formulations. However, should the jury's findings and Unocal's patents ultimately be upheld, the company's exposure with respect to future reformulated gasoline sales would depend on the availability of alternate formulations and the industry's ability to recover additional costs of production through prices charged to its customers. The company believes that its ultimate exposure in this matter will not materially affect its financial position or liquidity, although the costs of resolution from any unfavorable ruling could be material with respect to earnings in any given period.


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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Indonesia, Venezuela, Argentina and Thailand. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan.


Note 12. Issuance of New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of FAS 133, making the statement effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The company anticipates adoption of the provisions of FAS 133 effective January 1, 2001. The company and its affiliates are currently evaluating implementation of FAS 133 and the effects the Statement will have on its financial statements and disclosures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Third Quarter 1999 Compared With Third Quarter 1998
         And First Nine Months 1999 Compared With First Nine Months 1998

Financial Results
-----------------
Net income for the third quarter of 1999 was $582 million ($0.88 diluted earnings per share), an increase of 26 percent from net income of $461 million ($0.70 diluted earnings per share) for the 1998 third quarter. In the 1999 quarter, net income included special charges of $120 million, compared with net benefits of $75 million in the 1998 third quarter. Special charges in the 1999 third quarter included asset write-downs of $79 million, $31 million for losses on asset dispositions and $10 million for environmental remediation. In the 1998 quarter, the company received $105 million of proceeds from several insurance settlements related to environmental cost recovery claims and recognized a gain of $18 million from the sale of a U.S. oil and gas property. These gains were partially offset by the company's $43 million share of the costs associated with the reorganization of management and administration functions of Caltex, the company's 50 percent-owned equity affiliate, and a provision of $5 million for environmental remediation. Excluding special items, 1999 third quarter earnings were $702 million, an 82 percent increase from earnings of $386 million in 1998.

Net income for the first nine months of 1999 was $1.261 billion ($1.91 diluted earnings per share), down from $1.545 billion ($2.35 diluted earnings per share) for the 1998 nine months. Net income for the year-to-date periods included net special charges of $206 million in 1999 and net special benefits of $103 million in 1998. Nine-month 1999 net income was reduced by charges for restructuring of $146 million, asset write-downs of $122 million, environmental remediation provisions of $96 million and regulatory issues of $23 million. These were partially offset by gains of $121 million from asset sales and the favorable effects of $60 million from prior-year tax adjustments. The 1998 nine-months benefited $190 million from tax adjustments and $80 million from claim settlements, partially offset by asset write-downs of $68 million, restructuring costs of $43 million, losses on asset sales of $38 million and environmental remediation provisions of $18 million. Excluding these special charges, nine month earnings were $1.467 billion in 1999 compared with $1.442 billion in the first nine months of 1998.

Net income also included foreign exchange losses of $7 million in the 1999 third quarter compared with losses of $26 million in the third quarter of 1998. Year to date, foreign exchange fluctuations reduced earnings $48 million in 1999 and increased earnings $24 million in 1998. Changes between periods occurred primarily in Caltex's Australian operations and in Chevron's Australian and Canadian exploration and production businesses.

Chevron's worldwide exploration and production (upstream) earnings, excluding special items, improved in the 1999 quarter, benefiting from higher crude oil prices and from increases in production in international areas. The company's average U.S. crude oil realizations of $18.11 per barrel in the third quarter 1999 were nearly $7 per barrel higher than the same period last year. Average U.S. natural gas realizations of $2.48 per thousand cubic feet were 56 cents higher than in the 1998 third quarter.

Chevron's refining, marketing and transportation (downstream) businesses suffered significantly lower earnings in the third quarter, compared with last year. The company's U.S. downstream business experienced narrower margins as the increases in crude oil prices outpaced refined products sales realizations. In addition, continuing repairs to operating units at the Richmond, California, refinery had an adverse impact on earnings. Earnings from the company's international downstream operations remained depressed in the third quarter 1999, primarily as earnings from the company's Caltex affiliate continued to be impacted by weak refined products margins in the Asia-Pacific region. In addition, in the third quarter 1999 the company recorded lower earnings from its international shipping operations.

Operating Environment and Outlook
---------------------------------
Chevron's earnings are affected significantly by fluctuations in the price of crude oil and natural gas. The average spot price for West Texas Intermediate
(WTI), a benchmark crude oil, was $21.73 per barrel for the quarter - the highest level since the first quarter of 1997 and 54 percent higher than the same period last year. For the first nine months of 1999, the average spot price of WTI was $17.58 per barrel, 18 percent higher than the same period last year. Crude oil prices remain at levels higher than last year, as the price of WTI averaged $22.64 per barrel during

October 1999. Average U.S. natural gas prices for the third quarter 1999 were significantly higher than last year's quarter. Chevron's average U.S. natural gas realizations increased 29 percent to $2.48 per thousand cubic feet.

Chevron's third quarter 1999 worldwide net oil equivalent production was 1.545 million barrels per day, an increase of 4 percent over the third quarter 1998. Liquids production from international operations continues to increase, up 3 percent in the third quarter to 792,000 barrels per day and 5 percent year to date, compared with the corresponding periods last year. The company expects international liquids production to increase during the fourth quarter 1999, primarily as a result of the acquisition of Petrolera Argentina San Jorge, an oil and gas exploration and production company in Argentina, late in September 1999.

The rise in crude oil and natural gas prices were the primary driver for higher comparative earnings for the company's exploration and production operations, offsetting increases in exploration expenses. While prices are expected to remain volatile during the fourth quarter 1999, they are likely to remain at levels exceeding last year's fourth quarter if cutbacks in OPEC and non-OPEC production continue.

Certain countries in which Chevron has producing operations have mandated crude oil production cuts to help boost sales prices of crude oil. To date, Chevron's production has not been materially affected by these reductions, and the company believes that in the current industry environment, the net effect of any curtailments directed by host countries would not be significant to its overall production levels. However, such curtailments or limits may have an adverse effect on the level of new production from current and future development projects. In addition, civil unrest, political uncertainty and economic conditions may affect the company's producing operations. Community protests have disrupted the company's production in the past, most recently in Nigeria. The company continues to monitor developments closely in the countries in which it operates.

Higher prices for crude oil contributed to narrower margins in the downstream business, except on the U.S. West Coast where industry margins strengthened. Operational problems at the company's Richmond, California, refinery prevented Chevron from fully realizing the benefits of the higher west coast refined products margins. Refinery problems restricted production of oxygenated gasoline, mandated by California, making it necessary for the company to purchase products from third parties to meet its customers' requirements. The company estimates these refinery upsets adversely impacted third quarter earnings by about $40 million. U.S. downstream earnings in the fourth quarter 1999 will continue to be affected by lower production capacity at the Richmond refinery, although the impact is expected to be less than in the third quarter. Repairs to a fluid catalytic cracker were completed by mid-August 1999, but repairs to a hydrocracker are not expected to be completed before the end of 1999. The company has business interruption insurance coverage and expects to recover some of the losses attributable to the incidents at its Richmond refinery. In addition, the company continues to pursue business interruption and property damage claims for 1998 storm damages to its Pascagoula, Mississippi, refinery. The timing and amount of recovery from these claims are uncertain.

Caltex operations in the Far East, particularly Korea, continued to suffer from weak refined product margins -resulting from higher feedstock costs and competitive price discounting - and have failed to fully recover rising crude oil costs in the prices for refined products. Caltex may continue to be adversely affected by these conditions through the remainder of 1999 as the Asia-Pacific markets continue to experience surplus manufacturing capacity and related oversupply conditions.

Earnings of Chevron's chemicals operations are expected to remain depressed because of continued downward pressure on industry margins as higher feedstock costs are not yet being fully reflected in commodity chemical product prices. The low margins are a result of industry manufacturing over-capacity, higher prices for feedstocks and reduced Asian demand for U.S.-manufactured products.

Although the recent increases in crude oil and natural gas prices have improved the overall economic environment in which the company operates, Chevron remains focused on efforts to improve its efficiency. On a per-barrel basis, operating expenses, after adjustments for special items and operations that have been disposed of, were $5.01 per barrel for the first nine months, down about 7 percent from the 1998 comparable period. Excluding the costs associated with the company's growth components - international exploration and production and international chemicals - the company's cost structure declined about $400 million below last year.

Significant Developments
------------------------
In September, Chevron acquired 100 percent of Petrolera Argentina San Jorge, an oil and gas exploration and producing company in Argentina. Included in this acquisition was an interest in the major export pipeline to the Atlantic coast of Argentina and exploration acreage in key petroleum basins in Argentina, Colombia, Ecuador, Peru, Bolivia and Chile. San Jorge's recent gross operated production reached 78,000 barrels of oil and 40 million cubic feet of gas per day. In October, this company announced a new oil discovery in the Rio Negro Province, Argentina. The discovery, the seventh since January 1999, tested 3,880 barrels per day of 39-degree API oil. Chevron holds a 37.5 percent interest in this discovery.

Also in October, Chevron took over operatorship in Thailand of Block B8/32, in which it acquired an approximate 52 percent interest earlier this year. Gross production of natural gas reached over 140 million cubic feet per day in late September, while production of liquids is expected to reach 30,000 barrels per day by the end of this year.

In the Caspian Sea area, gross liquids production at the company's Tengizchevroil joint venture in Kazakhstan averaged over 215,000 barrels per day in the third quarter, up from 183,000 barrels per day in last year's third quarter. Essential to the goal of expanding production from the Tengiz field to 700,000 barrels per day by 2010 is the completion of the pipeline under construction by the Caspian Pipeline Consortium, in which Chevron has a 15 percent interest. Commitments exceeding $1.5 billion for material purchases and contract services have been made to date to build this link from the Tengiz field to the Black Sea. Over $500 million has been expended on the project thus far. Pipeline completion is scheduled for 2001.

Chevron was appointed the Managing Sponsor of a six-company consortium that was selected by the Governments of Benin, Ghana, Nigeria, and Togo to develop the West African Gas Pipeline. This pipeline will be developed to link gas producers in Western Nigeria with power generation plants in the other countries, initially delivering an estimated 120 million cubic feet of natural gas per day. This pipeline will help reduce air pollution by reducing gas flaring associated with existing oil production in Nigeria and by delivering natural gas to replace more polluting fuels.

Chevron announced in September a significant natural gas discovery offshore Western Australia at the Geryon prospect. Geryon is operated by the West Australian Petroleum Pty. Ltd. Joint Venture, of which Chevron is a 25 percent participant.

In August, Chevron and two other partners announced they had reached agreement to jointly develop The Athabasca Oil Sands Project in Alberta, Canada, subject to final corporate approvals of each of the partners. The project is scheduled to begin producing 150,000 barrels of synthetic crude oil per day in 2002 and Chevron will have a 20 percent stake.

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

The company is addressing the Year 2000 issue in three overlapping phases: (1) identification and assessment of all critical equipment, software systems and business relationships that may require modification or replacement prior to 2000; (2) resolution of critical items through remediation and testing of modifications, replacement, or development of alternative business processes; and (3) development and testing of contingency and business continuation plans for critical items to mitigate any disruptions to the company's operations.

Chevron's plans called for all critical items to be addressed prior to 2000. By September 30, 1999 all three phases of Chevron's Year 2000 project - identification and assessment, remediation and testing, and contingency planning
- were essentially complete. Because of the scope of its operations, the company believes it is impractical to eliminate all potential Year 2000 problems before they arise. As a result, the company expects that for non-mission-critical items and those mission-critical items for which temporary "work arounds" have been developed, Year 2000 remedial efforts will continue into the year 2000.

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

The company has enhanced existing plans, where necessary, and in some cases developed new plans specifically designed to mitigate the impact on its operations of potential failures relating to the Year 2000 issue. These plans are designed to continue safe operations, protect the environment, protect the company's assets and enable the resumption of any interrupted operations in a timely and efficient manner. The company has dedicated significant resources toward validating that contingency plans developed in individual operating units are consistent and complementary across the company. Additionally, the company is implementing plans designed to mitigate the risk of supply outages occurring in its businesses that may result from potential increases in customer demand prior to January 1, 2000. In the third quarter 1999, the company successfully completed a test of its Corporate Year 2000 Information Center, which will monitor the Year 2000 status of the company's facilities around the world. A variety of potential Year 2000 scenarios were developed. The company tested processes and procedures to manage both the information flow and its responses to these different situations. As part of its contingency planning, the company will place emergency response teams at key locations around the world in late December and early January.

The company utilizes both internal and external resources in its Year 2000 efforts. The cumulative total cost to achieve Year 2000 compliance is currently estimated at $175 million, mostly for expense-type items, not all of which is incremental to the company's operations. Approximately $145 million had been spent through September 30, 1999. The majority the future expenditures will be incurred during the remainder of 1999 with some expenditures in 2000. The foregoing amounts include the company's share of expenditures by its major affiliates.

As part of the Securities and Exchange Commission's reporting requirements on the Year 2000 problem, companies must include a description of their "most reasonably likely worst-case scenarios" from potential Year 2000 issues. For Chevron, its business diversity is expected to reduce the risk of widespread disruptions to its worldwide operations from Year 2000-related incidents. The company does not expect unusual risks to public safety or to the environment to arise from potential Year 2000-related failures. While the company believes that the impact of any individual Year 2000 failure most likely will be localized and limited to specific facilities or operations, it is not yet able to fully assess the likelihood of significant business interruptions occurring in one or more of its operations around the world. Such interruptions could delay manufacturing and delivery of refined products and chemicals products by the company to customers. The company could also face interruptions in its ability to produce crude oil and natural gas. While not expected, failures to address multiple critical Year 2000 issues, including failures to implement appropriate contingency plans in a timely manner, could materially and adversely affect the company's results of operations or liquidity in any one period. The company is currently unable to predict the aggregate financial or other consequences of such potential interruptions.

The foregoing disclosure is based on the company's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of Year 2000 problems on the company may be different from the company's current assessment. Factors that could affect the company's ability to be Year 2000 compliant by the end of 1999, many of which are outside its control, include: failures to achieve compliance by customers, suppliers, governmental entities and others, and failures by the company to identify all critical Year 2000 issues, or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise. The foregoing disclosure is made pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

Other Contingencies and Significant Litigation
----------------------------------------------
The company is a defendant in a lawsuit that OXY U.S.A. brought in its capacity as successor in interest to Cities Service Company. The lawsuit claims damages resulting from the allegedly improper termination of a tender offer made by Gulf Oil Corporation, acquired by Chevron in 1984, to purchase Cities Service in 1982. A 1996 trial resulted in a judgment against the company of $742 million, including interest that continues to accrue while this matter is pending. The Oklahoma Supreme Court affirmed the lower court's decision in March 1999, and accordingly, the company recorded in 1998 results a litigation reserve of $637 million after-tax, substantially all of which pertained to this lawsuit, for the judgment and accrued interest through December 1998. Interest was accrued subsequently and will continue to accrue until this matter is resolved. At September 30, 1999, the before-tax reserve balance was approximately $1 billion. In March 1999, the company filed a petition for rehearing in the Oklahoma Supreme Court on the issue of damages and requested oral argument. In June 1999, the Oklahoma Supreme Court denied the company's motion. In July, the Oklahoma Supreme Court granted a motion to stay the judgment pending the company's appeal to the U.S. Supreme Court. A petition for certiorari to the U.S. Supreme Court was filed in September. All briefs have been filed and the parties are now waiting for the U.S. Supreme Court to decide whether to grant certiorari. The ultimate outcome of this matter cannot be presently determined with certainty, and is dependent on the U.S. Supreme Court's evaluation of the company's petition.

In a lawsuit in Los Angeles, California, brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for certain types of reformulated gasoline, which the company sells in California during certain months of the year. The first two phases of the trial were concluded in October and November 1997, with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline sold in infringement of the patent between March 1 and July 1, 1996. In the third phase of the trial, the judge heard evidence to determine if the patent is enforceable, and in August 1998, ruled that the patent was enforceable. The defendants filed an appeal in January 1999 and oral arguments were made before the court in July 1999. While the ultimate outcome of this matter cannot be determined with certainty, the company believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. Unocal continues to file for additional patents for alternate formulations. However, should the jury's findings and Unocal's patents ultimately be upheld, the company's exposure with respect to future reformulated gasoline sales would depend on the availability of alternate formulations and the industry's ability to recover the additional costs of production through prices charged to its customers. The company believes that its ultimate exposure in this matter will not materially affect its financial position or liquidity, although the costs of resolution from any unfavorable ruling could be material with respect to earnings in any given period.

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

The company and its affiliates continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. In addition, the company receives claims from, and submits claims to, customers, trading partners, host governments, contractors, insurers and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve. The company also suspends the costs of exploratory wells pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and/or development decisions. If the company decides not to continue development, the costs of these wells are expensed. These activities, individually or together, may result in gains or losses in future periods.

Employee Staff Reductions and Restructurings
--------------------------------------------
During the second quarter of 1999, Chevron began implementing a staff reduction program and other restructuring activities across the company. While the programs affect the activities of all the company's business segments, most of the net costs relate to the termination and relocation of U.S.-based employees.

For the nine-month 1999 period, net income included restructuring costs of $141 million, including termination benefits for approximately 3,100 employees. These restructuring costs include accrued employee termination benefits, restructuring-related pension settlement gains and other items. Also included is $25 million for Chevron's share of restructuring charges recorded by its Caltex affiliate. The net-income effect of these costs in millions of dollars and the estimated number of employees (excluding Caltex employees) to be terminated are presented by business segment in the following table:


                                                    Net Expense    Employees
Business Segment                                    After Tax      Affected

United States Exploration and Production                $  24          652
International Exploration and Production                   14          473
United States Refining, Marketing & Transportation         28          703
International Refining, Marketing & Transportation         33          101
Worldwide Chemicals                                        17          384
All Other                                                  25          825
                                                           --        -----
     Total                                              $ 141        3,138

The staff reductions began in the second quarter 1999 and will be completed by the end of the second quarter 2000. The company will also continue to incur restructuring costs that benefit ongoing operations. In addition, actuarial gains will be recognized that are associated with payments made from the company's pension plans for the terminated employees. These items will be included in net income as they occur.

Review of Operations
--------------------
Total revenues for the quarter were $10.2 billion, an increase of 32 percent from $7.7 billion in last year's third quarter. For the nine-month period, total revenues were $25.6 billion, up 10 percent from $23.3 billion in the comparable 1998 period. Revenue increases were mainly the result of higher sales realizations for refined products, crude oil and natural gas.

Total "Operating expenses" and "Selling, general and administrative" (SG&A) expenses, adjusted for special items, were $1.449 billion in the 1999 third quarter compared with $1.632 billion in last year's third quarter. For nine months, total operating expenses and SG&A expenses, excluding special items, declined $164 million to $4.557 billion despite an increase in crude oil production. The company continues to keep tight control over its operating expenses.

Third quarter 1999 "Depreciation, depletion and amortization" (DD&A) expenses of $767 million were $204 million higher than the 1998 third quarter. For the nine-month period, DD&A expenses of $1.966 billion were $292 million higher than the 1998 period. DD&A related to asset write-downs increased expenses by $156 million for the third quarter and $211 million for the first nine months of 1999.

"Income Tax Expense" for the third quarter and first nine months of 1999 was $525 million and $937 million, respectively, compared with $306 million and $855 million for the comparable 1998 periods. The effective income tax rate for 1999 year to date increased to 43 percent from 36 percent in the 1998 nine months. The increase in the effective tax rates in 1999 was primarily the result of a higher proportion of foreign income that is taxed at higher rates. Partially offsetting the increase in effective rates in 1999 were higher equity affiliates' after-tax earnings as a proportion of before-tax income and tax credits connected with the utilization of capital loss benefits. Prior period tax adjustments lowered the effective tax rate in 1998 nine months.

The following tables detail the company's net income by major operating area and selected operating data.


                       NET INCOME BY MAJOR OPERATING AREA

                                                          Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                      -----------------------      -------------------
Millions of Dollars                                    1999              1998          1999      1998(1)
------------------------------------------------------------------------------------------------------
Exploration and Production
 United States                                         $233              $102        $  378     $  293
 International                                          322               161           659        505
------------------------------------------------------------------------------------------------------
    Total Exploration and Production                    555               263         1,037        798
------------------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
 United States                                           97               188           288        458
 International                                          (21)              (46)          127        146
------------------------------------------------------------------------------------------------------
    Total Refining, Marketing and Transportation         76               142           415        604
------------------------------------------------------------------------------------------------------
Chemicals                                                31                14            41        124
Corporate and Other (2)                                 (80)               42          (232)        19
------------------------------------------------------------------------------------------------------
       Net Income                                      $582              $461        $1,261     $1,545
------------------------------------------------------------------------------------------------------

(1) Restated for accounting changes effective January 1, 1998, the net effect of which was immaterial.

(2)  Includes  interest   expense,   interest  income  on  cash  and  marketable
     securities, coal operations, corporate center costs, and real estate and insurance activities.



                          SELECTED OPERATING DATA (1),(2)

                                                              Three Months Ended        Nine Months Ended
                                                                   September 30,            September 30,
                                                                 1999       1998        1999         1998
---------------------------------------------------------------------------------------------------------
U.S. Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)       321        323         313          332
    Net Natural Gas Production (MMCFPD)                         1,664      1,703       1,659        1,765
    Sales of Natural Gas (MMCFPD)                               3,436      3,233       3,354        3,354
    Sales of Natural Gas Liquids (MBPD)                           127        113         127          126
    Revenue from Net Production
       Crude Oil ($/BBL)                                       $18.11     $11.31      $14.20       $11.72
       Natural Gas ($/MCF)                                     $ 2.48     $ 1.92      $ 2.06       $ 2.03

International Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)       792        768         799          759
    Net Natural Gas Production (MMCFPD)                           929        636         867          613
    Sales of Natural Gas (MMCFPD)                               1,884      1,587       1,823        1,439
    Sales of Natural Gas Liquids (MBPD)                            64         57          56           58
    Revenue from Liftings
       Liquids ($/BBL)                                         $19.63     $11.47      $15.11       $12.26
       Natural Gas ($/MCF)                                     $ 1.89     $ 2.01      $ 1.83       $ 1.93
    Other Produced Volumes (MBPD) (3)                              92         96          97           93

U.S. Refining, Marketing and Transportation
    Sales of Gasoline (MBPD) (4)                                  680        681         664          657
    Sales of Other Refined Products (MBPD)                        677        638         641          597
    Refinery Input (MBPD)                                         999      1,022         964          926
    Average Refined Product Sales Price ($/BBL)                $29.48     $21.91      $25.43       $22.73

International Refining, Marketing and Transportation
    Sales of Refined Products (MBPD) (5)                          892        791         902          805
    Refinery Input (MBPD)                                         416        455         427          475

Chemical Sales and Other Operating Revenues (6)
    United States                                              $  773     $  648      $2,120       $1,988
    International                                                 194        150         562          435
                                                                 ----------------------------------------
       Worldwide                                               $  967     $  798      $2,682       $2,423

(1)  Includes equity in affiliates.
(2) MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; BBL = barrel; MCF = thousand cubic feet
(3) Represents total field production under the Boscan operating service agreement in Venezuela.
(4)  Includes branded and unbranded gasoline.
(5)  1998 volumes are restated to conform to 1999 presentation.
(6)  Millions of dollars.  Includes sales to other Chevron companies.

Worldwide exploration and production net income was $555 million in the third quarter of 1999, more than double the $263 million for the corresponding 1998 period. Net income of $1.037 billion in the first nine months of 1999 was 30 percent higher than the $798 million earned in the 1998 period. U.S. exploration and production third quarter 1999 net income was $233 million, more than twice the $102 million earned in last year's third quarter. Nine-month net income was $378 million in 1999, compared with $293 million earned in the 1998 nine months. Special items for the 1999 third quarter included write-downs of $45 million for oil and gas properties in the Gulf of Mexico. In addition to the third quarter write-downs, earnings in the 1999 nine months were reduced by special charges of $26 million for restructuring costs, $23 million for litigation and regulatory issues and $3 million for environmental remediation provisions. The 1998 quarter and year-to-date net income included special benefits of $18 million from the sale of an oil and gas property in the U.S. Gulf of Mexico. Excluding special items in all periods, 1999 third quarter earnings more than tripled to $278 million. Nine-month earnings were $475 million, compared with $275 million in 1998. The improved 1999 results were primarily the result of higher crude oil and natural gas prices and lower operating expenses.

The company's average 1999 third quarter U.S. crude oil realizations of $18.11 per barrel increased $6.80 over last year's third quarter. Average U.S. natural gas realizations of $2.48 per thousand cubic feet were 56 cents higher than the 1998 third quarter. On a year-to-date basis, 1999 crude oil realizations were $14.20 per barrel, 21 percent higher than the $11.72 per barrel obtained in 1998, and natural gas prices were $2.06 per thousand cubic feet, slightly higher than the $2.03 per thousand cubic feet obtained last year. The higher crude oil prices were primarily a result of production cutbacks by OPEC and non-OPEC producing countries.

Net U.S. liquids production averaged 321,000 barrels per day in the third quarter of 1999 and 313,000 barrels per day for the first nine months. In 1998, liquids production averaged 323,000 barrels per day in the third quarter and 332,000 barrels per day for the year-to-date period. Net U.S. natural gas production was 1.664 billion cubic feet per day in the 1999 third quarter and
1.659 billion cubic feet per day for nine months, compared with 1.703 billion cubic feet per day and 1.765 billion cubic feet per day, respectively, for the corresponding 1998 periods. The lower U.S. production of liquids and natural gas resulted from new production having been more than offset by property sales and normal field production declines in both the third quarter- and nine-month periods. Also a factor in the production volume change between periods was the adverse effect on third quarter 1998 production caused by September 1998 storms in the Gulf of Mexico.

International exploration and production net income for the 1999 third quarter was $322 million, double the $161 million earned in the third quarter of 1998. Net income of $659 million in the first nine months of 1999 was 30 percent more than the $505 million earned in the 1998 period. There were no special items in the third quarters of 1999 or 1998. There was no impact from special items on earnings in the 1999 nine months as a gain on an asset sale offset charges for restructuring costs. Earnings in the 1998 nine months were reduced a net $3 million when a loss related to an asset swap was mostly offset by favorable tax adjustments. The increase in 1999 earnings reflected significantly higher crude oil and natural gas prices and higher crude-oil liftings compared with the corresponding 1998 periods. Higher exploration expenses, including a $42 million write-off of an exploratory well in China, reduced earnings by about $70 million in the 1999 third quarter, compared with the 1998 quarter. For the nine-month periods, higher exploration expenses in 1999 partially offset the benefits of higher crude oil and natural gas prices by approximately $55 million.

The company's 1999 average third quarter international crude oil realizations of $19.63 per barrel increased $8.16, or 71 percent, compared with the 1998 quarter. Average third quarter international natural gas realizations of $1.89 per thousand cubic feet were 12 cents, or 6 percent, lower than in the third quarter of last year. On a year-to-date basis, 1999 crude oil realizations were $15.11 per barrel, 23 percent higher than the $12.26 per barrel obtained in 1998. Natural gas prices were $1.83 per thousand cubic feet, a decline of 5 percent from $1.93 per thousand cubic feet last year.

Net international liquids production of 792,000 barrels per day increased 24,000 barrels per day from last year's third quarter, and nine months production was 799,000 barrels per day compared with 759,000 barrels per day in 1998. The year-to-date production increases were primarily in Angola and Kazakhstan partially offset by declines in Australia and Nigeria.

Net natural gas production for the 1999 third quarter increased 46 percent to 929 million cubic feet per day, and increased 41 percent to 867 million cubic per day for nine months. The increases reflect higher production in the U.K. North Sea - where the Britannia Field began producing in August 1998; in
Thailand - as a result of the company's Rutherford-Moran acquisition in early 1999; and in Kazakhstan and western Canada.

Earnings also included foreign exchange losses of $3 million in the 1999 third quarter compared with gains of $8 million in the third quarter of 1998. Year to date, foreign exchange fluctuations reduced earnings $31 million in 1999 and increased earnings $31 million in 1998. These changes occurred primarily in Chevron's Australian and Canadian businesses.

Worldwide refining, marketing and transportation operations reported net income of $76 million in the 1999 third quarter, about half of the $142 million earned in last year's third quarter. The 1999 nine-month net income was $415 million, a 31 percent decrease from the corresponding 1998 period. U.S. refining, marketing and transportation net income was $97 million in the 1999 third quarter, compared with $188 million in the 1998 quarter. Nine-month net income for 1999 was $288 million compared with $458 million in the 1998 nine months. Net income for the third quarter of 1999 included special charges of $10 million for environmental remediation. There were no special items in the 1998 third quarter. On a year to date basis, 1999 net income was reduced by a net charge of $14 million. Provisions for environmental remediation ($65 million) and reorganization costs ($24 million), were partially offset by a gain on the sale of pipeline interests ($75 million). Nine-month 1998 results were reduced $13 million by environmental remediation provisions.

The company's refined products margins declined as raw material cost increases outpaced product realizations. In addition, unplanned unit shutdowns at the Richmond, California, refinery had an adverse impact on earnings. The hydrocracker is under repair from damages incurred in a March 1999 fire, and the fluid catalytic cracker was taken out of operation for repairs in the current quarter as well. Third quarter 1998 earnings were reduced by insurance deductible costs for damages to the Pascagoula, Mississippi, refinery and other facilities resulting from Hurricane Georges.

Total refined product sales volumes were 1.357 million barrels per day in the third quarter of 1999, up 3 percent from the comparable quarter last year. Year to date refined products sales volumes of 1.305 million barrels per day were up 4 percent from 1.254 million barrels per day last year. Chevron-branded motor gasoline sales also improved by 3 percent over last year's quarter to 559,000 barrels per day. Through the first nine months of this year, branded motor gasoline sales have increased 5 percent when compared with the same 1998 period.

The company's average refined product prices were $29.48 per barrel in the 1999 third quarter, compared with $21.91 in the 1998 quarter. Average refined product prices were $25.43 and $22.73 in the year-to-date periods of 1999 and 1998, respectively.

International refining, marketing and transportation operations incurred net losses of $21 million and $46 million in the third quarter 1999 and 1998, respectively. The net loss for the third quarter of 1999 included the company's $31 million share of Caltex's loss from the sale of its investment in the Japanese refiner, Koa Oil Company. The 1998 third quarter included the company's $43 million share of costs associated with the reorganization of Caltex's management and administration functions. Net income in the 1999 nine-month period was $127 million, compared with $146 million in the comparable period last year. In addition to the third quarter special item discussed above, the 1999 nine-month period included a special gain of $60 million for favorable Korean tax adjustments, partially offset by $30 million for restructuring charges attributable to both Caltex and Chevron operations. Results for the 1998 nine months included a special charge of $25 million for the company's share of the cumulative effect from Caltex's adoption of a new accounting standard, in addition to the third quarter special charge discussed above. Net income included foreign currency gains of $1 million in the third quarter 1999, compared with losses of $26 million in the 1998 quarter. 1999 nine-month earnings included foreign currency losses of $15 million, compared with gains of $2 million in the 1998 nine months.

Refined products trade sales volumes were 892,000 barrels per day in the third quarter 1999, up 13 percent from the comparable quarter last year. Year to date sales volumes were up about 12 percent to 902,000 barrels per day. In both periods, the increased volumes occurred primarily in Caltex's operations.

Net Income from Caltex operations contains the effects from special items, other non-recurring items, and foreign currency gains and losses. The following table identifies the effects of these items:

                                                Three Months Ended            Nine Months Ended
                                                      September 30,               September 30,
                                                -------------------           ------------------
Millions of Dollars                                 1999       1998             1999       1998
------------------------------------------------------------------------------------------------
Reported Net (loss)income                           $(18)      $(58)            $ 97       $ 78
Less:
   Special items                                     (31)       (43)             (66)       (68)
   Foreign currency gain(loss)                         1        (28)             (11)        (1)
   Inventory adjustments                              14          -               78          -
   Reversal of deferred income tax allowances          -          -                -         25
                                                ------------------------------------------------

Adjusted Net (Loss)Income                           $ (2)      $ 13             $ 96       $122
------------------------------------------------------------------------------------------------

As indicated by the table above,adjusted net income from Caltex operations has declined in both 1999 periods, despite increased sales volumes primarily from trading of crude oil and refined products. This was primarily due to depressed refined products refining and sales margins in the Asia-Pacific region. In particular, results from Caltex's Korean operations suffered from lower refined products sales margins in the third quarter and first nine months of 1999, compared with the corresponding year-ago periods. The Asia-Pacific market continues to experience competitive price discounting and has failed to recover rising crude oil costs in the prices for refined products.

In addition to the decline in adjusted Caltex earnings in both periods shown above, earnings from the company's international shipping operations were $12 million lower in the third quarter 1999 and $25 million lower for 1999 nine months, compared with the corresponding periods last year.

Chemicals net income was $31 million in the 1999 third quarter, compared with $14 million in last year's third quarter. Net income for the first nine months of 1999 was $41 million compared with $124 million in 1998. There were no special items for the 1999 third quarter, but year-to-date charges of $43 million for asset write-offs, $28 million for environmental remediation and $20 million for restructuring charges reduced nine-month net income by $91 million. Net income for the third quarter and nine months of 1998 included charges of $5 million for environmental remediation provisions. Excluding special items in all periods, third quarter 1999 chemicals net income was $31 million, compared with $19 million in the 1998 quarter and $132 million compared with $129 million for the first nine months of 1999 and 1998, respectively. The increase in earnings excluding special charges for the third quarter was the result of improvements in margins for the company's major chemical products, primarily polyethylene, where higher selling prices improved margins despite a slight decline in sales volume. Additionally, operating expenses fell between periods.

All Other activities include coal operations, interest expense, interest income on cash and marketable securities, real estate and insurance activities and corporate center costs. These activities incurred net charges of $80 million in the third quarter of 1999, compared with income of $42 million in the comparable prior-year quarter. The third quarter of 1999 included a special charge for an adjustment to the carrying value of the company's coal assets, which are currently under negotiation for sale. In the 1998 quarter, the company recognized special gains of $105 million reflecting proceeds from several settlements with various insurers related to environmental cost recovery claims.

Year-to-date charges were $232 million in 1999, compared with net income of $19 million in last year's first nine months. Special items included in nine month 1999 results included an asset sale gain of $60 million and restructuring charges of $29 million, in addition to the third quarter write-down of the coal assets. Special items of $174 million in the first nine months of 1998 included favorable prior-year income tax related adjustments of $137 million and asset write-offs of $68 million in addition to the third quarter special gains.

Excluding special items, ongoing charges from activities other than coal in the third quarter of 1999 were $53 million compared with $82 million last year. Income tax benefits and gains associated with pension plan activity in 1999 were partially offset by higher net interest expense. Charges for nine months were $258 million compared with $191 million last year. Higher charges in the 1999 nine months were primarily the result of higher interest expense on higher debt levels in 1999. The net costs in 1998 included recoveries of certain prior-year claims and lower costs of variable components of employee compensation plans. Third quarter coal earnings, excluding special items, were $7 million compared with $19 million in the 1998 quarter. Year-to-date earnings, excluding special items, were $29 million compared with $37 million in 1998.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $703 million at September 30, 1999 - a $134 million increase from year-end 1998. In addition to cash from operations, increases in long- and short-term debt funded the company's capital expenditures and dividend payments to shareholders.

On October 27, 1999, Chevron declared a quarterly dividend of 65 cents per share, an increase of 4 cents a share from the preceding quarter.

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

In September 1999, the company completed the acquisition of Petrolera Argentina San Jorge, a privately-held oil and gas exploration and production company in Argentina. This acquisition was financed with a combination of cash and an increase in short-term debt.

The  company's  debt and capital lease  obligations  totaled  $8.317  billion at
September 30, 1999, up $759 million or 10 percent from $7.558 billion at year-end 1998. Newly issued long-term debt and capital lease obligations for nine months 1999 totaled $728 million. This increase was primarily due to $620 million of long-term debt issued in July by the company's Employee Stock Ownership Plan (ESOP) at an average rate of 7.42% and guaranteed by Chevron
Corporation. The proceeds from the issuance of debt were paid to Chevron Corporation in exchange for Chevron's assumption of the existing ESOP 8.11% long-term debt of $620 million. Chevron used the cash proceeds to reduce existing short-term debt, primarily commercial paper. The additions to long-term debt were partially offset by scheduled and unscheduled long-term debt repayments of $81 million and a scheduled non-cash retirement in January of ESOP debt of $70 million. These changes in long-term debt exclude the assumption and retirement of long-term debt included in the Rutherford-Moran transaction. There was a net increase of $182 million in short-term debt (excluding the current portion of long-term debt due for repayment in 12 months or less), primarily commercial paper and short-term debt assumed in acquisitions, from year-end 1998.

Although the company benefits from lower interest rates on short-term debt, its proportionately large amount of short-term debt has kept its ratio of current assets to current liabilities at relatively low levels. This ratio was .75 at September 30, 1999, down from .88 at year-end 1998. A major factor in this reduction is an increase in current liabilities of $2.675 billion. This increase was primarily due to the June 1999 reclassification from noncurrent to current of an accrual of about $1 billion established in 1998 for the Cities Service litigation, an increase of $620 million in third-party accounts payable balances in line with the 1999 increases in crude oil and refined products prices, the increase in short-term debt and an increase in the current portion of long-term debt. Interest will continue to accrue on the amount of the judgment in the Cities Service case until the matter is resolved. The company continues to pursue the Cities Service matter in the courts.

The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.185 billion at September 30, 1999. This amount includes $2.725 billion with termination dates beyond one year that was reclassified as long-term since the company has both the intent and ability, as evidenced by revolving credit agreements, to refinance it on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be economically attractive.

At October 31, 1999, Chevron had $3.750 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year.

The company's debt ratio (total debt : total debt plus stockholders' equity) was 32 percent at September 30, 1999, about the same as at year-end 1998. The company continually monitors its spending level, market conditions and related interest rates to maintain what it believes to be reasonable debt levels to fund its operating and capital expenditure activities.

In October, the company issued $500 million of new 6.625% long-term debt. The newly issued debt will mature in 2004. The cash proceeds from the debt issue were used to reduce existing short-term debt, primarily commercial paper. This debt issue reduced the company's existing "shelf" registrations on file with the Securities and Exchange Commission to $800 million from $1.3 billion at December 31, 1998.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock for use in its employee stock option programs. To date, the company has purchased 6.4 million shares at a cost of about $484 million under the repurchase program. There has been no activity under that program in 1999.

Worldwide capital and exploratory expenditures for the first nine months of 1999, including the company's share of affiliates' expenditures, totaled $4.781 billion, up 25 percent from $3.815 billion spent in the first nine months of

1998. Expenditures for international exploration and production activities in the 1999 period were $3.024 billion or about 63 percent of total expenditures, reflecting the company's continued emphasis on increasing international oil and gas production. 1999 expenditures include two significant acquisitions in the international exploration and production segment - Petrolera Argentina San
Jorge, acquired in the third quarter 1999, and the Rutherford-Moran Oil Corporation, acquired in the first quarter 1999. The company's other segments in the aggregate have incurred lower expenditures in 1999, compared with 1998, as the company restricts spending in these areas to fund its international exploration and production prospects. Spending outside the United States accounted for 70 percent of total expenditures in nine months 1999, compared with 50 percent in 1998. The C&E expenditures for the full year 1999 in the international exploration and production segment will be dependent upon, among other factors, the ability of our partners, some of which are national petroleum companies, to fund their share of project expenditures.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

A.       Cities Service Co. Litigation

Item 3A of the company's Annual Report on Form 10-K for the period ended December 31, 1998 and Item 1 of the company's Amended Quarterly Report for the period ended June 30, 1999 are hereby updated as follows:

A petition for certiorari to the U.S. Supreme Court was filed in September. All briefs have been filed with the Court and the parties are now waiting for the Court to decide whether to grant certiorari.

B.       El Paso Refinery - Generation of Benzene

Item 3C of the company's Annual Report on Form 10-K for the period ended December 31, 1998 is hereby updated as follows:

Chevron has agreed to settle this matter by paying $200,000 for a one-year vehicle scrappage program in the El Paso/Sunland Park, New Mexico/Ciudad Juarez, Mexico area as a supplemental environmental project. Chevron also agreed to an order setting forth the details of the supplemental environmental project under the terms of a resolution by the Texas Natural Resource Conservation Commission on August 31, 1999. No civil penalties were paid as part of the settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

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

      (12)   Computation of Ratio of Earnings to Fixed Charges

      (27)   Financial Data Schedule

(b)   Reports on Form 8-K

(1) A Current Report on Form 8-K was filed by the company on September 28, 1999. In this report, Chevron filed a press release announcing the acquisition of 100 percent of Petrolera Argentina San Jorge, an oil and gas exploration and production company in Argentina.

(2) A Current Report on Form 8-K was filed by the company on September 28, 1999. In this report, Chevron filed a press release issued by its affiliate Caltex Corporation, announcing that Caltex has sold
             97.2 percent of its 50 percent equity interest in KOA Oil Co. Ltd. to Nippon Mitsubishi Oil Corporation.

(3) A Current Report on Form 8-K was filed by the company on September 30, 1999. In this report, Chevron filed two press releases announcing executive changes at the corporation.

(4) A Current Report on Form 8-K was filed by the company on October 8, 1999. In this report, Chevron filed an exhibit replacing information set forth under Exhibit 25.1 in Chevron Corporation's Registration Statement on Form S-3 (No. 33-58463).

(5) A Current Report on Form 8-K was filed by the company on October 15, 1999. In this report, Chevron filed as an exhibit (Exhibit 4.1), the First Supplemental Indenture between Chevron Corporation and The Chase Manhattan Bank, as Trustee, dated October 13, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CHEVRON CORPORATION
                                                -------------------------
                                                      (Registrant)




Date         November 4, 1999                         /s/ S.J. Crowe
     -----------------------------------        ------------------------------
                                                   S. J. Crowe, Comptroller
                                                (Principal Accounting Officer
                                                  and Duly Authorized Officer)