Form 10-K
period 1999-12-31
CHEVRON CORP
filed 2000-03-30
CIK 93410

1999
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------   ---------------

                         Commission File Number 1-368-2

                               Chevron Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                           575 Market Street,
  Delaware          94-0890210           San Francisco, California      94105
---------------    ---------------       -------------------------    --------
(State or other   (I.R.S. Employer       (Address of principal       (Zip Code)
jurisdiction of    Identification          executive offices)
incorporation      Number)
or organization)


        Registrant's telephone number, including area code (415) 894-7700

                                      NONE
       -------------------------------------------------------------------
         (Former  name  or former address, if changed since last report.)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
     Title of Each Class                            on Which Registered
--------------------------------------             -----------------------
Common stock par value $1.50 per share             New York Stock Exchange, Inc.
Preferred stock purchase rights                    Chicago Stock Exchange
                                                   Pacific Exchange



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      ----------   -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 29, 2000 - $48,732,596,074

                  Number of Shares of Common Stock outstanding
                      as of February 29, 2000 - 654,870,769

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement Dated March 22, 2000 (in Part III)


================================================================================

                                TABLE OF CONTENTS

Item                                                                Page No.

                                    PART I

 1.   Business...............................................          1
         (a)  General Development of Business................          1
         (b)  Description of Business and Properties.........          2
              Capital and Exploratory Expenditures...........          3
              Petroleum - Exploration and Production.........          4
                  Liquids and Natural Gas Production.........          4
                  Acreage....................................          5
                  Reserves and Contract Obligations..........          7
                  Development Activities.....................          7
                  Exploration Activities.....................          8
                  Review of Ongoing Exploration and
                   Production Activities In Key Areas........          9
              Petroleum - Natural Gas Liquids................         13
              Petroleum - Refining...........................         13
              Petroleum - Refined Products Marketing.........         14
              Petroleum - Transportation.....................         16
              Chemicals......................................         17
              Coal...........................................         18
              Electronic Commerce and Technology.............         18
              Research and Environmental Protection..........         18
 2.   Properties.............................................         20
 3.   Legal Proceedings......................................         20
 4.   Submission of Matters to a Vote of Security Holders....         20
      Executive Officers of the Registrant...................         21

                                    PART II

 5.   Market for the Registrant's Common Equity
      and Related Stockholder Matters........................         22
 6.   Selected Financial Data................................         22
 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................         22
 8.   Financial Statements...................................         22
 8.   Supplementary Data   - Quarterly Results...............         22
                           - Oil and Gas Producing Activities         22
 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure.................         22

                                   PART III

10.   Directors and Executive Officers of the Registrant.....         23
11.   Executive Compensation.................................         23
12.   Security Ownership of Certain Beneficial Owners
       and Management........................................         23
13.   Certain Relationships and Related Transactions.........         23

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K...................................         23

                                     PART I

Item 1.  Business

     (a)  General Development of Business

Summary Description of Chevron
------------------------------
Chevron Corporation (1), a Delaware corporation, manages its investments in, and provides administrative, financial and management support to, U.S. and foreign subsidiaries and affiliates that engage in fully integrated petroleum operations, chemicals operations and coal mining. The company operates in the United States and approximately 100 other countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; refining crude oil into finished petroleum products; marketing crude oil, natural gas and the many products derived from petroleum; and transporting crude oil, natural gas and petroleum products by pipelines, marine vessels, motor equipment and rail car. Chemicals operations include the manufacture and marketing of commodity petrochemicals, plastics for industrial uses and fuel and lube oil additives.

In this report, exploration and production of crude oil, natural gas liquids and natural gas may be referred to as "E&P" or "upstream" activities. Refining, marketing and transportation may be referred to as "RM&T" or "downstream" activities. A list of the company's major subsidiaries is presented on page E-2 of this Annual Report on Form 10-K. As of December 31, 1999, Chevron had 36,490 employees, 74 percent of whom were employed in U.S. operations.

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations and litigation (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements. Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
--------------------------------------------------------------------------------
(1) Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984. As used in this report, the term "Chevron" and such terms as "the company," "the corporation," "our," "we," and "us" may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or to all of them taken as a whole, but unless it is stated otherwise, does not include "affiliates" of Chevron - i.e., those companies accounted for by the equity method (generally owned 50 percent or less), or investments accounted for by the cost method.

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

Overview of Petroleum Industry
------------------------------
Petroleum industry operations and profitability are influenced by many factors, over some of which individual oil and gas companies have little control. Governmental policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating where and how companies conduct their operations and formulate their products and, in some cases, limiting their profits directly. Prices for crude oil and natural gas, petroleum products and petrochemicals are determined by supply and demand for these commodities. OPEC member countries are typically the world's swing producers of crude oil, and their production levels are a major factor in determining worldwide supply. Demand for crude oil and its products and natural gas is largely driven by the condition of local, national and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. Natural gas is generally produced and consumed on a country or regional basis.

Operating Environment
---------------------
Refer to page FS-2 of this Annual Report on Form 10-K in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on the company's current operating environment and outlook.

Chevron Strategic Priorities
----------------------------
Chevron's strategic objective is to exceed the financial performance of its strongest industry competitors in terms of total stockholder return. The company's overriding goal is to achieve the highest total stockholder return in its peer group for the five-year period 2000 - 2004. To achieve its goal, the company has targeted a 15 percent annual growth rate in earnings per share for the three-year period 2000 - 2002, supported by worldwide liquids and natural gas production growth of 4 to 4.5 percent per year, and a minimum 12 percent return on capital employed.

To attain these financial and operational targets, the company has established four key priorities:

o    Operational   Excellence:   Safe,  reliable  and  efficient   operations
     throughout are the top priority for the company. The company seeks to ensure it achieves sustainable improvements in its operations.

o Cost Reduction: The company will continue to focus on ways of reducing costs across its activities. As examples, the company has seen ongoing successes in cost reduction in the areas of energy consumption and global procurement.

o Capital Stewardship: The company is implementing work processes designed to ensure that it employs capital funding most efficiently. This involves decision-making tools aimed at selecting the most financially and strategically attractive projects. Additionally, the company has developed processes to ensure the execution of projects is efficient, bringing projects to completion on time and within budgeted expenditures.

o    Profitable  Growth:  The  company  will seek  continued  growth in its core businesses - exploration and production, refining, marketing and transportation, and chemicals. The company is also looking to capture new opportunities, such as investing in new process technologies, and information and Internet technologies.

Supporting these four priorities is a continued and improved focus on:

o Organizational Capability: The company has developed strategies to focus on developing the skills of its employees, sharing best practices across the organization, and applying systems and processes effectively to the four priorities described above.

     (b)  Description of Business and Properties

The company's largest business segments are its exploration and production operations and its refining, marketing and transportation operations. Chemicals is also a significant operation. The petroleum activities of the company are widely dispersed geographically, with upstream and downstream operations in the United States and Canada and upstream operations in Nigeria, Angola, Republic of Congo, Australia, the United Kingdom, Norway, China, Papua New Guinea, Thailand, Argentina and Venezuela. The company's Caltex affiliate, through its subsidiaries and affiliates, conducts exploration and production and geothermal operations in Indonesia and refining and marketing activities in Asia, Africa, the Middle East, Australia and New Zealand, with major operations in Korea, Australia, Thailand, the Philippines, Singapore and South Africa. The company's Tengizchevroil affiliate conducts production activities in Kazakhstan. The company expects to expand its operations in the Caspian Region by exploring for crude oil and natural gas, expanding the production and transportation infrastructure, developing new crude oil and natural gas markets, and identifying other business opportunities. The company's Dynegy Inc. (Dynegy) affiliate is one of the leading marketers of energy products and services in the United States with customers in the United States, Canada and the United Kingdom. Its business activities include energy marketing, independent power generation and gathering, processing, selling and transportation of natural gas and natural gas liquids. In February 2000, Dynegy merged with Illinova Corporation, an energy services holding company based in Illinois. Chevron invested an additional $200 million to maintain a comparable ownership interest in the merged company. The company expects that this merger will accelerate Dynegy's growth in the power generation and marketing business.

The company's chemicals operations are concentrated in the United States, but also include manufacturing facilities in France, Japan, Brazil, Singapore, Saudi Arabia and Mexico. Chemicals manufacturing facilities are under construction in China. In February 2000, Chevron and Phillips Petroleum Company signed a letter of intent and exclusivity agreement to combine most of their chemicals businesses into a joint venture. Each company will own 50 percent of the joint venture, which is subject to final approval of the companies' board of directors and regulatory review. Final approvals are expected to be completed by mid-2000.

Tabulations of segment sales and other operating revenues, earnings, income taxes and assets, by United States and International geographic areas, for the years 1997 to 1999, may be found in Note 9 to the Consolidated Financial
Statements beginning on page FS-21 of this Annual Report on Form 10-K. In addition, similar comparative data for the company's investments in and income from equity affiliates and property, plant and equipment are contained in Notes 12 and 13 on pages FS-23 to FS-25.

The company's worldwide operations can be affected significantly by changing economic, tax, regulatory and political environments in the various countries, including the United States, in which it operates. Environmental regulations and government policies concerning economic development, energy and taxation may have a significant effect on the company's operations. Management evaluates the economic and political risk of initiating, maintaining or expanding operations in any geographical area. The company closely monitors political events worldwide and the possible threat these may pose to its activities, particularly the company's oil and gas exploration and production operations, and the safety of the company's employees.

The company attempts to avoid unnecessary involvement in partisan politics in the communities in which it operates but participates in the political process to safeguard its assets and to ensure that the community benefits from its operations and remains receptive to its continued presence.

A discussion of the company's use of derivative financial instruments to manage its exposure to price risk stemming from its integrated petroleum activities is contained on page FS-5 of this Annual Report on Form 10-K in Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Capital and Exploratory Expenditures
       ------------------------------------
Worldwide capital and exploratory (C&E) expenditures totaled $6.133 billion in 1999, compared with $5.314 billion in 1998. Expenditures for consolidated worldwide exploration and production increased by 45 percent between years. This increase was driven by two significant international exploration and production acquisitions in 1999: the Rutherford-Moran Oil Corporation in Thailand and Petrolera Argentina San Jorge S.A. in Argentina. U.S. refining, marketing and transportation expenditures decreased in 1999 after having increased in 1998 with the acquisition of Amoco's North American lubricants operations. International refining, marketing and transportation expenditures doubled to $183 million as the Caspian Pipeline Consortium began construction of pipeline facilities linking the Tengiz Field in Kazakhstan with the Russian Black Sea. Chemicals expenditures were 22 percent lower in 1999 as the company completed major expansion and construction projects begun in earlier years and constrained new capital spending in this segment.

The company's share of upstream and downstream expenditures by its Caltex affiliate accounted for about 53 percent of affiliates' expenditures in 1999, although at lower absolute levels than in 1998. Caltex expenditures continued to be curtailed as a result of economic conditions in the Asia-Pacific region. Expenditures by the company's chemicals affiliates were $169 million lower in 1999 as the construction of a new manufacturing facility in Saudi Arabia was completed during the year.

Chevron's C&E expenditures during 1999 and 1998 are summarized in the following table:


            Capital and Exploratory Expenditures
                    (Millions of Dollars)

                                                  1999         1998      Change      %
                                               --------      -------    --------    ----
Exploration and Production - United States      $  900       $1,213      $ (313)     (26)
                             International       3,242        1,647       1,595       97
                                               --------      -------    --------
                              Sub-total          4,142        2,860       1,282       45

Refining, Marketing
     and Transportation -    United States         516          654        (138)     (21)
                             International         183           92          91       99
                                                -------      -------    --------
                              Sub-total            699          746         (47)      (6)

Chemicals -                  United States         326          385         (59)     (15)
                             International          67          121         (54)     (45)
                                                -------      -------    --------
                              Sub-total            393          506        (113)     (22)

All Other                                          117          208         (91)     (44)
                                                -------      -------    --------
Total Consolidated Companies                     5,351        4,320       1,031       24
Chevron's Share in Affiliates                      782          994        (212)     (21)
                                                -------      -------    --------
Total Including Affiliates                      $6,133       $5,314      $  819       15
                                                =======      =======    ========


The company's 2000 C&E expenditures, including its share of equity affiliates' expenditures, are projected at $5.2 billion, 15 percent lower than 1999 spending levels. Consolidated companies' expenditures are planned to decrease by 22 percent to $4.2 billion, while the company's share of equity affiliates' expenditures is expected to increase by 33 percent to just over $1 billion. The foregoing expenditure levels may change depending on the timing of a successful formation of the proposed chemicals joint venture with Phillips Petroleum Company. The company plans to devote the majority of its C&E expenditures to worldwide upstream projects, while limiting capital spending in the international chemicals and downstream businesses.

       Petroleum - Exploration and Production
       --------------------------------------

Liquids and Natural Gas Production
----------------------------------
In 1999, Chevron conducted its worldwide exploration and production operations in the United States and approximately 25 other countries. Worldwide net crude oil and natural gas liquids production, including that of affiliates, increased in 1999 by nearly 2 percent - the seventh consecutive year of production increases. Net liquids production in the United States fell about 3 percent. International net liquids production, including affiliates, increased by about 4 percent in 1999 - the tenth consecutive year of production increases. This increase was due primarily to new production in Argentina and Thailand following acquisitions the company made in 1999; higher production from new fields in Angola; and higher production in Kazakhstan, where the company's share of production at the Tengiz Field increased as processing plant expansions progressed. These increases were partially offset by production declines in Australia, Indonesia (Caltex operations) and Nigeria.

Net production of natural gas, including affiliates, increased by 5 percent in 1999. United States production fell about six percent, as higher field declines and property sales more than offset new production from the Gulf of Mexico shelf and deepwater Gulf of Mexico. International volumes increased 34 percent in 1999. 1999 production volumes reflected a full year of production from the Britannia Field in the U.K. North Sea, which began producing in August 1998; new production in Thailand and Argentina; and higher production in Kazakhstan, Canada, Nigeria and Australia. These increases were slightly offset by a decline in production in Indonesia (Caltex operations). The company expects current plans to expand the Escravos Gas Project in Nigeria, and the continued expansion and development of its projects in Australia, to contribute to natural gas production increases from its international portfolio.

The following table summarizes the company's and its affiliates' net production of crude oil, natural gas liquids and natural gas for 1999 and 1998.


                  Net Production* Of Crude Oil And Natural Gas Liquids And Natural Gas

                                        Crude Oil &                         Natural Gas
                                    Natural Gas Liquids                    (Millions of
                                (Thousands of Barrels per Day)          Cubic Feet per Day)
                                ------------------------------       -----------------------
                                     1999              1998           1999              1998
                                     ----              ----           ----              ----

United States
 -California                         111.8             116.2          114.8             122.0
 -Gulf of Mexico                     104.7              93.5          790.0             820.1
 -Texas                               45.7              57.9          323.0             331.1
 -Wyoming                             10.0               9.1          170.3             181.2
 -Other States                        43.6              48.4          240.3             284.5
                                 ------------------------------------------------------------
Total United States                  315.8             325.1        1,638.4           1,738.9
                                 ------------------------------------------------------------

Angola                               145.6             133.1            -                 -
Congo                                 28.9              27.8            -                 -
Democratic Republic of Congo           8.8              10.1            -                 -
Nigeria                              144.0             148.3           39.2              33.5
United Kingdom (North Sea)            42.2              39.2          218.8              73.9
Norway                                15.8              13.0            0.4               0.4
Canada                                65.0              63.0          193.6             180.3
Australia                             30.4              38.4          227.1             223.4
Indonesia                             17.0              17.5            -                 -
Papua New Guinea                      15.2              14.5            -                 -
China                                 13.9              11.4            -                 -
Thailand                               3.7               -             39.4               -
Argentina                             13.4               -              8.8               -
Colombia                              11.4              12.2            -                 -
Venezuela                              2.5               1.4            -                 -
Netherlands                            -                 -              1.9               2.2
                                 ------------------------------------------------------------
Total International                  557.8             529.9          729.2             513.7
                                 ------------------------------------------------------------
Total Consolidated Companies         873.6             855.0        2,367.6           2,252.6

Chevron's Share of Affiliates        253.4             252.3          145.0             140.0
                                 ------------------------------------------------------------
Total Including Affiliates         1,127.0           1,107.3        2,512.6           2,392.6
                                 ============================================================

* Net production excludes royalty interests owned by others.

Acreage
-------
At December 31, 1999, the company owned or had under lease or similar agreements undeveloped and developed oil and gas properties located throughout the world. Undeveloped acreage includes undeveloped proved acreage. The geographical distribution of the company's acreage is shown in the next table.

                                            Acreage* At December 31, 1999
                                                (Thousands of Acres)

                                                                                            Developed
                                            Undeveloped              Developed            and Undeveloped
                                       -------------------     -------------------     -------------------
                                          Gross        Net        Gross        Net        Gross        Net
                                       --------   --------     --------  ---------     --------   --------

  United States                           5,359      3,798        2,770      1,701        8,129      5,499
                                       --------   --------     --------  ---------     ---------  --------

  Canada                                 21,207     11,496        1,386        532       22,593     12,028
  Africa                                 12,075      6,470          193         72       12,268      6,542
  Asia                                   15,588      7,407           84         35       15,672      7,442
  Other International                    34,424     15,730          359        148       34,783     15,878
                                       ---------  ---------    ---------  ---------    ---------  --------
  Total International                    83,294     41,103        2,022        787       85,316     41,890
                                       --------   --------     ---------  ---------    ---------  --------

  Total Consolidated Companies           88,653     44,901        4,792      2,488       93,445     47,389
  Chevron's Share in Affiliates           3,013      1,448          340        168        3,353      1,616
                                       ---------  ---------    ---------  ---------    ---------  --------
  Total Including Affiliates             91,666     46,349        5,132      2,656       96,798     49,005
                                       =========  =========    =========  =========    =========  ========

* Gross acreage includes the total number of acres in all tracts in which the company has an interest.
  Net acreage is the sum of the company's fractional interests in gross acreage.

Refer to Table III on pages FS-33 to FS-35 of this Annual Report on Form 10-K for data about the company's average sales price per unit of oil and gas produced, as well as the average production cost per unit for 1999, 1998 and 1997. The following table summarizes gross and net productive wells at year-end 1999 for the company and its affiliates.



                  Productive Oil And Gas Wells At December 31, 1999

                                        Productive(1)             Productive(1)
                                         Oil Wells                  Gas Wells
                                    -------------------       --------------------
                                     Gross(2)     Net(2)        Gross(2)     Net(2)
                                    --------   --------       ---------  ---------
United States                         23,190     12,378           4,495      2,173
                                    --------   --------       ---------  ---------

Canada                                 1,320        905             211        153
Africa                                 1,223        467              12          4
Other International                    1,774        737             152         61
                                    --------   --------       ---------  ---------
Total International                    4,317      2,109             375        218
                                    --------   --------       ---------  ---------
Total Consolidated Companies          27,507     14,487           4,870      2,391

Chevron's Share of Affiliates          5,559      2,882             341        188
                                    --------   --------       ---------  ---------
Total Including Affiliates            33,066     17,369           5,211      2,579
                                    ========   ========       =========  =========
Multiple completion wells
  included above:                        649        358             353        197

(1) Includes wells producing or capable of producing and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oil wells.

(2) Gross wells include the total number of wells in which the company has an interest. Net wells are the sum of the company's fractional interests in gross wells.

Reserves and Contract Obligations
---------------------------------
Table IV on pages FS-35 and FS-36 of this Annual Report on Form 10-K sets forth the company's net proved oil and gas reserves, by geographic area, as of December 31, 1999, 1998 and 1997. During 2000, the company will file estimates of oil and gas reserves with the Department of Energy, Energy Information Agency. Those estimates are consistent with the reserve data reported on page FS-36 of this Annual Report on Form 10-K.

In 1999, Chevron's worldwide oil and equivalent-gas (OEG) barrels of net proved reserves additions exceeded production for the seventh consecutive year with a replacement rate of 108 percent of net production, including sales and acquisitions. Excluding sales and acquisitions, the replacement rate was 67 percent of net production. The following table summarizes the company's net additions to net proved reserves of crude oil and natural gas liquids and natural gas, compared with net production during 1999.


                                    Reserves Replacement - 1999

                              Additions to              Net           OEG Reserves        Memo:
                                Reserves            Production        Replacement %     Including
                            -------------------    ---------------    -------------     Sales and
                              Liquids      Gas      Liquids    Gas                      Acquisitions
                              (mmbbls)    (bcf)    (mmbbls)   (bcf)
                            ---------    ------     ------  ------                      ------------
United States                    70.9     (71.6)     115.3   598.2      27%               10%
Africa                          110.8      49.4      119.5    15.0      97%               97%
Other international(1)          137.3     355.6      176.2   299.6      87%              111%
                            ---------    ------     ------  ------
Total Worldwide                 319.0     333.4      411.0   912.8      67%              108%
                            =========    ======     ======  ======

(1) Includes equity in affiliates
 mmbbls = millions of barrels
 bcf = billions of cubic feet


The company sells crude oil and gas from its producing operations under a variety of contractual arrangements. Most contracts generally commit the company to sell quantities based on production from specified properties but certain gas sales contracts specify delivery of fixed and determinable quantities. In the United States, the company is obligated to sell substantially all of the natural gas produced and owned or controlled by the company in the lower 48 states to Dynegy Inc. Outside the United States, the company is contractually committed to deliver approximately 430 billion cubic feet of natural gas through 2020 and 140 billion cubic feet of natural gas through 2002 from Australian and U.K. reserves. Pricing terms for substantially all of these contracts are market-based. The company believes it can satisfy these contracts from quantities available from production of the company's proved developed Australian and U.K. natural gas reserves.

Development Activities
----------------------
Details of the company's development expenditures and costs of proved property acquisitions for 1999, 1998 and 1997 are presented in Table I on page FS-32 of this Annual Report on Form 10-K.

The table below summarizes the company's net interest in productive and dry development wells completed in each of the past three years and the status of the company's development wells drilling at December 31, 1999. A "development well" is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. "Wells drilling" include wells temporarily suspended.

                                                          Development Well Activity

                                                                      Net Wells Completed (1)
                                       Wells Drilling      -----------------------------------------------
                                        At 12/31/99           1999              1998              1997
                                      -----------------    ------------      ------------     ------------
                                      Gross(2)   Net(2)    Prod.    Dry      Prod.    Dry     Prod.    Dry
                                      -------    ------    -----   ----      -----   ----     -----   ----
United States                            272       152      411      7        324      5        617     6
                                      -------    ------    -----   ----      -----   ----     ------  ----
Africa                                    10         4       18      -         38      1         22     1
Other International                       27        16       42      -         33      2         67     -
                                      -------    -----     -----   ----      -----  -----     ------  ----
Total International                       37        20       60      -         71      3         89     1
                                      -------    -----     -----   ----      -----  -----     ------  ----
Total Consolidated Companies             309       172      471      7        395      8        706     7

Equity in Affiliates                      37        14      220      -        272      -        150     -
                                      -------    -----     -----   ----      -----  -----     ------  ----
Total Including Affiliates               346       186      691      7        667      8        856     7
                                      =======    =====     =====   ====      =====  =====     ======  ====

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


Exploration Activities
----------------------
The following table summarizes the company's net interests in productive and dry exploratory wells completed in each of the last three years and the number of exploratory wells drilling at December 31, 1999.


                                 Exploratory Well Activity

                                                                       Net Wells Completed (1)
                                       Wells Drilling      -----------------------------------------------
                                         At 12/31/99           1999              1998              1997
                                      -----------------    ------------      ------------     ------------
                                      Gross(2)   Net(2)    Prod.    Dry      Prod.    Dry     Prod.    Dry
                                      -------    -----     ------  ----      -----  -----     ------  ----
United States                             50      26         72     30         46     12         56    31
                                      -------    -----     ------  ----      -----  -----     ------  ----

Africa                                     2       1          1      2          7      2          5     1
Other International                       18       3          7      9          9      8         12     6
                                      -------    -----     ------  ----      -----  -----     ------   --
Total International                       20       4          8     11         16     10         17     7
                                      -------    -----     ------  ----      -----  -----     ------   --
Total Consolidated Companies              70      30         80     41         62     22         73    38

Chevron's Share in Affiliates              8       4          1      -          2      -          3     -
                                      -------    -----     ------  ----      -----  -----     ------  ---
Total Including Affiliates                78      34         81     41         64     22         76    38
                                      =======    =====     ======  ====      =====  =====     ======  ===

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

"Exploratory wells" are wells drilled to find and produce oil or gas in unproved areas and include delineation wells, which are wells drilled to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir beyond the proved area. "Wells drilling" include wells temporarily suspended. The company had $374 million of suspended exploratory wells included in properties, plant and equipment at year-end 1999, an increase of $181 million from 1998. The increase between years is primarily due to extensive drilling in Angola and the deepwater Gulf of Mexico during 1999. The wells are suspended pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future exploratory drilling activity and development decisions.

Details of the company's exploration expenditures and costs of unproved property acquisitions for 1999, 1998 and 1997 are presented in Table I on page FS-32 of this Annual Report on Form 10-K.

Review of Ongoing Exploration and Production Activities in Key Areas
--------------------------------------------------------------------
Chevron's 1999 key upstream activities not discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page FS-2 of this Annual Report on Form 10-K are presented below. In addition to the activities discussed, Chevron was active in other geographic areas, but these activities were of less significance.

A)       United  States

United States exploration and production activities are concentrated in over 300 fields located in the Gulf of Mexico, Texas, Rocky Mountains, California and Alaska. Some of the company's more significant activities in the United States are described below.

Chevron has interests in three deepwater developments in the Gulf of Mexico. Genesis, Chevron's first deepwater operation, located in 2,600 feet of water, began production in January 1999. Chevron is operator and has a 57 percent interest in Genesis. Peak total production is expected to reach 55,000 barrels of oil and 65 million cubic feet of gas per day in mid-2000. Chevron has a 40 percent interest in the Gemini deepwater development located in Mississippi Canyon Block 292 in 3,400 feet of water. Initial production occurred in June 1999 and peak production rates of 200 million cubic feet of gas and 3,000 barrels of condensate per day were achieved in late 1999. Typhoon is Chevron's third deepwater development, in 2,000 feet of water, in the Gulf of Mexico. Under current development plans, initial production from Typhoon is scheduled for third quarter 2001 and will support production of 40,000 barrels of oil and 60 million cubic feet of gas per day. Chevron is the operator with a 50 percent interest.

Chevron has interests in the Viosca Knoll Trend in the Gulf of Mexico shelf and in 1999 continued to focus on establishing production from additional gas reservoirs. Total production is currently 80 million cubic feet of gas per day from four wells and is expected to approach 200 million cubic feet of gas per day once an infrastructure is completed in late 2000, with further development planned for 2001 and 2002. Chevron's share of average 1999 total production of 40 million cubic feet of gas per day was 80 percent. Development of the Destin Dome area of the Norphlet trend offshore Florida continues to be subject to obtaining regulatory approvals. A draft environmental impact statement (EIS) was issued August 1999 by the governing agencies indicating no significant environmental impacts had been found. Issuance of the final EIS and a regulatory ruling on the Development and Production Plan is expected in late 2000.

Onshore California, Chevron continued to expand its use of thermal enhanced recovery techniques to increase the production rate and the amount of oil ultimately recoverable from fields in the San Joaquin Valley, with efforts focused on the Cymric Field. Average 1999 production from the San Joaquin Valley fields was 103,000 barrels of oil and 114 million cubic feet of gas per day.

In Alaska, Chevron continued to participate in appraisal and delineation drilling in the Prudhoe Bay satellite developments. First oil from these developments is planned for 2002. Chevron holds working interests of between 6 and 41 percent in these prospects. In 1999, Chevron, along with BP Amoco and Phillips Petroleum, acquired 33 leases totaling 233,000 acres in the National Petroleum Reserve of Alaska.

B)       Africa

Nigeria:  Chevron's  principal  subsidiary in Nigeria,  Chevron  Nigeria Limited
(CNL), operates and holds a 40 percent interest in 11 concessions totaling 2.3 million acres, predominantly in the swamp and near offshore regions of the Niger Delta. During 1999, CNL's onshore and swamp area concessions were renewed for a second 30-year term. CNL's offshore concessions expire in 2008, and renewal efforts will begin soon. Chevron Oil Company Nigeria Limited (COCNL) holds a 20 percent interest in six concessions, covering 600,000 acres, operated by Texaco. Chevron Petroleum Nigeria Limited (CPNL) oversees and manages new venture projects in Nigeria. CPNL has a 30 percent interest in one deepwater Niger Delta block and three inland Benue Basin blocks operated by Elf. A sole interest is also held by CPNL in six other Benue Basin blocks through a production-sharing contract.

Production from the 33 CNL-operated fields averaged about 420,000 barrels of liquids per day in 1999, slightly higher than 1998. Production from the COCNL fields averaged approximately 45,000 barrels of oil per day in 1999.

Construction of Escravos Gas Project Phase 2 is scheduled for completion in second quarter 2000. Phase 2 will expand the gas processing capacity of the facility to 285 million cubic feet per day. Preliminary design is under way for Phase 3 of the gas plant, which will add a second train and expand gas processing to 680 million cubic feet per day, once the necessary approvals are obtained. Feasibility engineering and technical evaluations are nearing completion for a Gas-To-Liquids (GTL) plant proposed for construction in Escravos. Promising results would lead to continued development during 2000. The proposed 30,000-barrels-per-day Escravos project is expected to be the first of a previously announced GTL globalization effort by Chevron and SASOL.

In 1999, CNL was appointed the Managing Sponsor of a consortium of six energy companies, which was granted development rights by the governments of Benin, Ghana, Nigeria and Togo to construct and operate a gas transmission pipeline between these countries. Subject to successful negotiation of concession conditions with the governments, commercial operations may commence by late 2002.

Angola: The company is the operator of two concessions, Blocks 0 and 14, off the coast of Angola's Cabinda Province. Block 0 is a 2,100-square-mile concession adjacent to the Cabinda coastline in which Chevron has an approximate 39 percent interest. Block 14 is a 1,560-square-mile deepwater concession located west of Block 0, in which Chevron has a 31 percent interest.

Block 0 crude oil production during 1999 averaged 460,000 barrels per day up from an average of 421,000 in 1998. Area A of Block 0 includes 23 major fields, 13 in the Malongo Area and 10 in the Takula Area. Fifteen of the Area A fields are currently producing. The Banzala Field achieved first production in August 1999 and is producing at a rate of over 20,000 barrels of oil per day.
Installation of new waterflood projects in the Kungulo and Vuko fields progressed. Area B includes six major fields. The Kokongo and Lomba fields and the southern part of the Nemba Field have undergone the initial stages of development and are currently on production with additional infill well opportunities envisioned for the Kokongo and Nemba fields in 2000. Future development plans also include installation of the North Nemba production and gas injection platform in 2001. During 1999, a vessel carrying the production deck for the North Nemba facility capsized and the deck was lost. As a result, the start of production from North Nemba will be delayed from 2000 to 2001. This is not expected to have a significant impact on overall 2000 or 2001 production levels. Area C includes seven major fields. The Ndola and Sanha fields are currently on production.

Four fields have been discovered in Block 14 - Kuito, Landana, Benguela and Belize. First production from the Kuito Field commenced in December 1999. Production rates in early 2000 average 30,000 barrels of oil per day. Kuito is being developed using a phased approach, with Phase One production expected to average over 70,000 barrels per day in 2000 and to peak at a rate of 100,000 barrels per day during the first half of 2000. The Benguela and Belize fields, discovered in 1998, are located near the Kuito Field. Development planning is in progress for the two fields with project authorization targeted for the first half of 2001. For the Landana Field, further appraisal and study is required prior to development planning.

Republic of Congo: Chevron has interests in three license areas - Haute Mer, Marine VII and Mer Profonde Sud - in offshore Congo, adjacent to Chevron's concessions in Angola. All licenses are partner-operated. Net production from Chevron's concessions in the Republic of Congo averaged about 29,000 barrels per day in 1999. In the Marine VII permit area, where Chevron has an interest of about 29 percent in the Kitina and Sounda Exploitation Permits, development of the Kitina Field continued and total production averaged about 36,000 barrels of oil per day. Further development work, including gas injection facilities and an infill well, are planned for 2000. In Haute Mer, where Chevron has a 30 percent interest, development of the Nkossa Field continued with the drilling of additional production and gas injection wells. Total production in the field, operated by Elf Congo, averaged about 74,000 barrels of oil and liquefied petroleum gas per day in 1999. Development planning for the Moho and Bilondo fields in the Haute Mer license continues. Chevron obtained a 15 percent interest in the Mer Profonde Sud license at the end of 1999.

C)   Other International Areas

Caspian Region: The Tengizchevroil (TCO) partnership formed in 1993 covers the Tengiz and Korolev oil fields in western Kazakhstan. Chevron has a 45 percent interest in TCO. In 1999, total liquids production from the Tengiz Field increased for the sixth straight year, averaging 214,000 barrels per day. TCO is nearing completion of a three-year plant expansion project. The project provides TCO with additional processing and export facilities that will permit production to increase to approximately 260,000 barrels per day by the fourth quarter of 2000. TCO plans to initiate production from the Korolev Field in 2001. The
Caspian Pipeline Consortium (CPC) was formed to build a crude oil export pipeline from the Tengiz oil field to the Russian Black Sea coast at a projected total cost of $2.5 billion. When completed, the CPC pipeline will allow for the export of an initial capacity of 600,000 barrels of oil per day, expandable to
1.5 million barrels per day with additional pump stations, tankage and marine loading facilities. Chevron has a 15 percent ownership interest in CPC. Construction at the marine terminal and tank farm commenced in May 1999, while pipe laying began in November 1999. CPC remains on schedule to deliver first oil by July 2001.

Europe: Chevron holds interests in four producing fields off-shore United Kingdom and Norway: the Alba oil field, the Britannia gas condensate field, and non-operated interests in Statfjord and Draugen. Total production from the Alba Field averaged 74,000 barrels of crude oil per day in 1999. Chevron's interest in the Alba Field is approximately 21 percent. 1999 was the first full year of production for the Britannia Field. At peak demand, the field produced 740 million cubic feet of gas per day and in excess of 45,000 barrels per day of condensate. Chevron has an approximate 30 percent interest in Britannia and shares operatorship with Conoco. In Norway, production from the Draugen Field averaged 209,000 barrels of crude oil per day. Chevron's interest in the Draugen Field is about 8 percent.

Canada: In 1999, Chevron continued to increase its offshore lease position in Canada's East Coast and maintained focus on core areas in Western Canada. Production from the Hibernia Field, in which Chevron holds an interest of about 27 percent, averaged approximately 100,000 barrels of crude oil per day in 1999, with rates up to 150,000 barrels per day achieved during the latter part of the year. Delineation drilling of the Hebron Field continued during the year with encouraging results. Chevron was appointed operator of the Hebron Field and has an approximate 30 percent interest. Chevron also acquired interests in three deepwater parcels totaling approximately 1.2 million acres at the Nova Scotia lease sale in April 1999. Chevron's interest in these blocks is approximately 33 percent, and supplements the 740,000-acre deepwater Nova Scotia parcel acquired in 1998. Chevron's Western Canadian operations produced 44,500 barrels per day of crude oil and natural gas liquids in 1999. Chevron's major development efforts in 1999 focused on natural gas, primarily in the area west of Kaybob in Alberta, and Fort Liard in the Northwest Territories. During 1999, a significant natural gas discovery was made northwest of Fort Liard. Plans are being developed for the construction of production and transportation facilities and additional wells to permit first production by May 2000. A second successful well was completed in January 2000 and is expected to begin production in the fourth quarter 2000.

Australia: Chevron's primary interests in Australia involve two major joint ventures. Average total field production during 1999 from the North Rankin and Goodwyn fields in the North West Shelf (NWS) project, where Chevron has an approximate 17 percent interest, was 1.5 billion cubic feet of gas per day. Total condensate production averaged 100,000 barrels per day. Additionally in 1999, total production from the Wanaea/Cossack oil development averaged 35,000 barrels per day. The second joint venture is in permit areas, which include the Barrow Island and Thevenard Island oil fields and the undeveloped Gorgon gas field formerly operated by West Australian Petroleum Pty. Ltd. (WAPET). Chevron assumed operatorship of these areas from WAPET in February 2000 and has interests varying between 25 and 50 percent. During 1999, total oil production from the WAPET area averaged 30,000 barrels per day with Chevron's share about 8,000 barrels per day. The WAPET joint venture made two significant natural gas discoveries in the offshore permit area WA-267-P where Chevron has a 25 percent interest - Geryon and Orthrus. In addition to the two major joint ventures above, Chevron has interests in the northern Browse Basin, and three new deepwater exploration permits recently awarded in the offshore Canning Basin, near the NWS joint venture acreage. Chevron's interests vary from about 17 percent to 25 percent.

Indonesia: Chevron's interests in Indonesia are managed by two affiliate companies, P.T. Caltex Pacific Indonesia (CPI) and Amoseas Indonesia (AI). Chevron owns 50 percent of both companies. CPI manages all of Chevron's interests in four production sharing contracts in Indonesia. Chevron's net share of total production of 745,000 barrels per day in 1999 was 182,000 barrels per day. The Duri Field, under steamflood since 1985, is the largest steamflood in the world. AI is a power generation company, which operates the Darajat geothermal contract area in central Java and is constructing a cogeneration facility to support CPI's Duri steamflood. AI's geothermal field continued to provide steam to the national power company plant that produces electricity for the Java power grid. Further expansion of the Darajat geothermal reservoir complex is planned. The Darajat reservoir has proved reserves of steam to generate 350 megawatts for 30 years.

China: Chevron has an interest in two blocks (16/08 and 16/19) in the South China Sea and three blocks (02/31, 06/17 and Zhanhuadong) in the Bohai Gulf area of the North China Basin. Chevron has an interest of about 16 percent in the producing Block 16/08, which produced an average of 101,600 barrels of oil per day in 1999. The newest field in the group, HZ/32-5, was brought on stream early in 1999 with three wells producing at a combined rate in excess of 30,000 barrels of oil per day. Chevron plans to complete its current exploration contractual commitments in 2000 by drilling two more exploration wells on Block 02/31, one on Block 06/17, two in Zhanhuadong, and one on Block 16/19.

Thailand: Chevron acquired Rutherford-Moran Oil Corporation and its approximate 46 percent interest in Gulf of Thailand Block B8/32 in March 1999. This, combined with acquisition of a majority interest in Palang Sophon Limited, gave Chevron an approximate 52 percent interest Block B8/32. Chevron assumed operatorship of Block B8/32 in October 1999. Chevron also holds a 33 percent interest in three adjacent exploration blocks, which are currently inactive pending resolution of a Thailand-Cambodia border dispute. Block B8/32 is currently producing oil and natural gas from two fields, Tantawan and Benchamas. In December 1999, the Tantawan Field was producing at a rate of 65 million cubic feet of gas per day and 9,600 barrels of oil per day. Benchamas Field was brought on-stream in June 1999 and was producing at a rate of 77 million cubic feet of gas per day and 13,000 barrels of oil per day as of December 1999. Production from the Benchamas Field reached 25,000 barrels of oil per day and 85 million cubic feet of gas per day during the first quarter 2000.

Argentina: Chevron acquired Petrolera Argentina San Jorge, S.A. in September 1999 establishing its first exploration and production position in Argentina. At year-end 1999, properties in the Neuquen and Austral Basins were producing at combined gross rates of 85,000 barrels of oil equivalent per day. New oil and gas discoveries in 1999 increased proved reserves to over 200 million barrels oil equivalent. In addition to the Argentina acreage, San Jorge's interests included five million acres of exploration licenses in key petroleum basins in Colombia, Ecuador, Peru, Bolivia, and Chile. Included in the acquisition was a 14 percent interest in Oldeval, a major export pipeline to the Argentine Atlantic coast. Additional sales through the Transandino pipeline to the Pacific coast make San Jorge Argentina's second largest petroleum exporter.

Venezuela: Chevron is the operator and has a 27 percent interest in the LL-652 Field in Lake Maracaibo. The LL-652 Field objective is to substantially increase production over the next few years though the application of secondary recovery technologies. The field was producing 12,500 barrels of oil per day at the end of 1999. Chevron holds a 27 percent interest in the LL-652 project. Chevron and Petroleos de Venezuela, S.A. (PDVSA) formed an alliance in 1995 to further develop the Boscan oil field and provide heavy crude oil to Chevron in the United States through several independent supply agreements. Chevron took over operations and production of the Boscan Field in 1996 under an operating services agreement. Chevron receives operating expense reimbursement and capital recovery, plus interest and an incentive fee. Due to Venezuela's OPEC restrictions, production was constrained to 92,000 barrels per day for much of 1999, down from 105,000 barrels per day at the start of the year. Chevron has not recorded any reserve quantities related to the service agreement involving the Boscan Field.

       Petroleum - Natural Gas Liquids
       -------------------------------

The company sells natural gas liquids from its producing operations under a variety of contractual arrangements. In the United States, the majority of sales are to the company's Dynegy Inc. affiliate, in which it has a 28 percent equity interest. Dynegy and Chevron have entered into long-term strategic alliances whereby Dynegy purchases substantially all natural gas and natural gas liquids produced by Chevron in the United States, excluding Alaska, and supplies natural gas and natural gas liquids feedstocks to Chevron's U.S. refineries and chemical plants. Outside the United States, natural gas liquids sales take place in the company's Canadian upstream operations, with lower sales levels in Africa, Australia and Europe. In 1999, U.S. sales volumes, including the company's share of Dynegy sales, comprised about 70 percent of the company's total worldwide natural gas liquids sales volume.

Chevron's total third-party natural gas liquids sales volumes over the last three years are reported in the following table:


                      Natural Gas Liquids Sales Volumes
                       (Thousands of Barrels per Day)

                                          1999     1998     1997
                                         -------   ------  ------
     United States                            65       63      64
     Canada                                   24       26      30
     Other International                      10        7      13
                                         -------  -------  ------
     Total Consolidated Companies             99       96     107

     Share of Dynegy Affiliate                91       87      95
                                         -------  -------  ------
     Total including Affiliate               190      183     202
                                         =======  =======  ======

       Petroleum - Refining
       --------------------

Based on refinery statistics published in the December 20, 1999 issue of The Oil and Gas Journal, Chevron had the third largest U.S. refining capacity. The company's 50 percent owned Caltex Corporation affiliate owned or had interests in 11 operating refineries: Australia (2), Thailand (2), Korea, the Philippines, New Zealand, Singapore, Pakistan, Kenya and South Africa. In 1999, Caltex sold its interest in two Japanese refineries owned by Koa Oil Company Limited.

Distillation operating capacity utilization in 1999, adjusted for sales and closures, averaged 91 percent in both the United States (including asphalt plants) and worldwide (including affiliate), compared with 83 percent in the United States and 86 percent worldwide in the prior year. Chevron's capacity utilization at its U.S. fuels refineries averaged 96 percent in 1999, up from 86 percent in 1998. Chevron's capacity utilization of its U.S. cracking and coking facilities, which are the primary facilities used to convert heavier products to gasoline and other light products, averaged 78 percent in 1999, up from 75 percent in the year earlier. The company processed imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for 66 percent of Chevron's U.S. refinery inputs in 1999.

The daily refinery inputs over the last three years for the company's and its Caltex affiliate's refineries are shown in the following table:


                                 Petroleum Refineries: Locations, Capacities And Inputs
                               (Inputs and Capacities are in Thousands of Barrels Per Day)

                                                           December 31, 1999
                                                           -------------------
                                                                                         Refinery Inputs
                                                                      Operable      ---------------------------
                        Locations                          Number     Capacity       1999       1998       1997
   ---------------------------------------------------     ------     --------      ------     ------     -----
   Pascagoula,                   Mississippi                   1            295         328        246       312
   El Segundo,                   California                    1            260         211        218       203
   Richmond,                     California                    1            225         207        201       220
   El Paso,(1)                   Texas                         1             65          65         62        60
   Honolulu,                     Hawaii                        1             54          51         49        53
   Salt Lake City,               Utah                          1             45          43         40        41
   Other(2)                                                    3            102          50         52        44
                                                             ---         ------      ------     ------     -----
   Total United States                                         9          1,046         955        868       933
                                                             ---         ------      ------     ------     -----
   Burnaby, B.C.,                Canada                        1             52          52         50        48
   Milford Haven, Wales,(3)      United Kingdom                -              -           -          -       101
                                                             ---         ------      ------     ------     -----
   Total International                                         1             52          52         50       149
                                                             ---         ------      ------     ------     -----
   Total Consolidated Companies                               10          1,098       1,007        918     1,082

   Equity in Caltex Affiliate(4) Various Locations            11            426         417        425       416
                                                             ---         ------      ------     ------     -----
   Total Including Affiliate                                  21          1,524       1,424      1,343     1,498
                                                             ===         ======      ======     ======     =====

(1)  Capacity and input amounts for El Paso represent Chevron's share.
(2) Refineries in Perth Amboy, New Jersey; Portland, Oregon; and Richmond Beach, Washington, which are primarily asphalt plants.
(3)  Ceased processing operations December, 1997.
(4) Inputs include Koa Oil Co. Ltd. refineries. Interests sold in 1999. All capacities and inputs represent Chevron's share of Caltex's equity interests in its affiliates.


       Petroleum - Refined Products Marketing
       --------------------------------------

Product Sales: The company and its Caltex Corporation affiliate market petroleum products throughout much of the world. The principal trademarks for identifying these products are "Chevron" and "Caltex."

The following table shows the company's and its affiliates' refined product sales volumes, excluding intercompany sales, over the past three years. The company's Canadian sales volumes consist of refined product sales primarily in British Columbia by the company's Chevron Canada Limited subsidiary. The 1999 volumes reported for "Other International" relate to international sales of aviation and marine fuels, lubricants, gas oils and other refined products, primarily in Latin America, Asia and Europe. The equity in affiliates' sales consists of (1) the company's interest in Caltex Corporation, which maintains an interest in about 7,800 service stations (of which about 4,700 are branded Caltex), operating in more than 60 countries in the Asia-Pacific region, Africa and the Middle East, and (2) the company's interest in Fuel and Marine Marketing LLC, which was established in late 1998 and markets marine fuel and lubricating oils in approximately 100 countries worldwide.

                         Refined Products Sales Volumes
                         (Thousands of Barrels Per Day)

                                       1999       1998       1997
                                     ---------  ---------  --------
   United States
      Gasolines                            667        653       591
      Jet Fuel                             234        247       249
      Gas Oils and Kerosene                236        198       204
      Residual Fuel Oil                     64         56        60
      Other Petroleum Products(1)          101         89        89
                                     ---------  ---------  --------
       Total United States               1,302      1,243     1,193
                                     ---------  ---------  --------

   International
      United Kingdom(2)                      -          3       103
      Canada                                60         58        61
      Other International                   36        127       145
                                     ---------  ---------  --------

      Total International                   96        188       309
                                     ---------  ---------  --------

      Total Consolidated Companies       1,398      1,431     1,502


      Chevron's Share in Affiliates        796        597       577
                                     ---------  ---------  --------
      Total Including Affiliates         2,194      2,028     2,079
                                     =========  =========  ========

    (1) Principally naphtha, lubes, asphalt and coke.
    (2) Retail marketing assets in the United Kingdom were sold in December 1997.


Retail Outlets: In the United States, the company supplies, directly or through jobbers, more than 7,900 motor vehicle retail outlets, of which about 1,500 are company-owned or -leased motor vehicle stations, and about 560 aircraft and marine retail outlets. The company's gasoline market area is concentrated in the southern, southwestern and western states. According to the Lundberg Share of Market Report, Chevron ranks among the top three gasoline marketers in 15 states, and is the top marketer of aviation fuel in the western United States. During 1999, the company continued to rationalize its marketing network by divesting small, lower-performing sites and investing in larger, higher-volume facilities.

The company has continued to focus on a growing demand for convenience goods and services. In 1999, the company experienced an overall company-operated gross revenue growth from these areas of nearly 28 percent.

In Canada - primarily British Columbia - the company's branded products are sold in nearly 200 stations (all owned or leased).

       Petroleum - Transportation
       --------------------------

Tankers: Chevron's controlled seagoing fleet at December 31, 1999, is summarized in the following table. All controlled tankers were utilized in 1999. In addition, at any given time, the company has 30 to 40 vessels under charter on a term or voyage basis.


                        Controlled Tankers At December 31, 1999

                                   U.S. Flag                       Foreign Flag
                        --------------------------------    ------------------------------
                                     Cargo Capacity                    Cargo Capacity
                        Number     (Millions of Barrels)    Number   (Millions of Barrels)
                        -------    ---------------------    ------   ---------------------
Owned                    2                  0.8               15               21.1
Bareboat Charter         2                  0.5               13               16.1
Time-Charter             -                    -                1                0.5
                        ----               -----            ----              -------
   Total                 4                  1.3               29               37.7
                        ====               =====            ====              =======


Federal law requires that cargo transported between U.S. ports be carried in ships built and registered in the United States, owned and operated by U.S. entities and manned by U.S. crews. At year-end 1999, the company's U.S. flag fleet was engaged primarily in transporting crude oil from Alaska to refineries on the West Coast and Hawaii, refined products between the Gulf Coast and East Coast, and refined products from California refineries to terminals on the West Coast, Alaska and Hawaii.

The Federal Oil Pollution Act of 1990 requires the scheduled phase-out, by year-end 2010, of all single hull tankers trading to U.S. ports or transferring cargo in waters within the U.S. Exclusive Economic Zone. This has resulted in the utilization of more costly double-hull tankers. By the end of 1999, Chevron was operating a total of 13 double hull tankers. Chevron has been actively involved in the Marine Preservation Association, a non-profit organization that funds the Marine Spill Response Corporation (MSRC). MSRC owns the largest inventory of oil spill response equipment in the nation and operates five strategically located U.S. coastal regional centers. In addition, the company is a member of many oil-spill response cooperatives in areas in which it operates around the world.

At year-end 1999, two of the company's controlled international flag vessels were assigned for use as floating storage vessels. The remaining international flag vessels were engaged primarily in transporting crude oil from the Middle East, Indonesia, Mexico and West Africa to ports in the United States, Europe, and Asia. Refined products also were transported by tanker worldwide.

During 1999, the company completed the sale of seven vessels and chartered back three. Additionally, in 1999 the company took delivery of two new 308,500 deadweight ton, double-hull tankers. These tankers are the second and third in a series of four new double-hull tankers being built in Korea. The last vessel was delivered in February 2000. Chevron will operate these tankers under long-term bareboat charters.

Pipelines: Chevron owns and operates an extensive system of crude oil, refined products, chemicals, natural gas liquids and natural gas pipelines in the United States. The company also has direct or indirect interests in other U.S. and international pipelines. The company's ownership interests in pipelines are summarized in the following table:

                      Pipeline Mileage At December 31, 1999

                                     Wholly          Partially
                                     Owned            Owned(1)         Total
                                     ---------       ---------       --------
    United States:
        Crude oil(2)                     2,768             460          3,228
        Natural gas                        477             159            636
        Petroleum products               2,084           1,958          4,042
                                     ---------       ---------       --------
        Total United States              5,329           2,577          7,906
                                     ---------       ---------       --------

    International:
        Crude oil                            -             950            950
        Natural gas                          -             325            325
        Petroleum products                   -             587            587
                                     ---------       ---------       --------
        Total International                  -           1,862          1,862
                                     ---------       ---------       --------
    Worldwide                            5,329           4,439          9,768
                                     =========       =========       ========


    (1) Reflects equity interest in lines, except Dynegy Inc..
    (2) Includes gathering lines related to the transportation function. Excludes gathering lines related to the U.S. production function.

       Chemicals
       ---------

The company's chemicals operations manufacture and market petrochemicals and petrochemical-based products for industrial use and chemical additives for fuels and lubricants. At year-end 1999, Chevron owned and operated 15 U.S. manufacturing facilities in nine states, owned manufacturing facilities in Brazil, France, Singapore and Mexico, and owned a majority interest in a manufacturing facility in Japan. Additionally, Chevron has a 50 percent equity interest in a petrochemicals facility in Saudi Arabia.

In February 2000, Chevron and Phillips Petroleum Co. signed a letter of intent and exclusivity agreement to combine most of their chemicals businesses into a joint venture. Each company will own 50 percent of the joint venture, which will have assets of more than $6 billion and would have had 1999 sales of about $6 billion. The combination is subject to final approval of the companies' boards of directors, signing of definitive agreements and regulatory review, which are expected to be complete by mid-2000.

In 1999, the company commenced commercial operation of a fuel and lube oil additives manufacturing facility in Singapore. The plant has an annual capacity of approximately 100,000 metric tons of additives. In Saudi Arabia, the company and its joint venture partner, the Saudi Industrial Venture Capital Group, completed construction of a petrochemicals complex expected to produce annually approximately 480,000 tons of benzene, using the company's proprietary Aromax technology, and 220,000 tons of cyclohexane.

In 2000, the company plans to complete a grass roots normal alpha olefins plant at Cedar Bayou, Texas. In China, start-up of a 100,000 tons per year polystyrene plant is planned for mid-2000. This plant represents the company's entry into the chemicals business in China.

The   following   table  shows  1999   revenues  and  the  number  of  owned  or
majority-owned   chemicals  manufacturing   facilities  and  combined  operating
capacities as of December 31, 1999.

                                       Chemicals Operations
                                       --------------------

                                              Annual                            1999
                         Manufacturing       Capacity          Production     Revenue*
                          Facilities       (Million lbs.)     (Million lbs) ($ Millions)
                          ---------------- --------------     ------------- -------------

U.S.                         15                16,657             15,498         $2,958
International                 5                   951                685            779
                            ---               -------         ------------  -------------
Total                        20                17,608             16,183         $3,737
                             ==               =======         ============  =============

*Includes intercompany sales.

       Coal
       ----

Coal: The Company's wholly owned coal mining and marketing subsidiary, The Pittsburg & Midway Coal Mining Co. (P&M), owned four surface and two underground mines at year-end 1999. All mines were operating at that time with the exception of the Sebree Mine in Kentucky, which was idled in November 1998. P&M also owns an approximate 30 percent interest in Inter-American Coal Holding N.V., which has interests in mining operations in Venezuela.

In the second half of 1998, the company began actively marketing its entire coal business for sale. In the first quarter 1999, P&M sold its 33 percent interest in the Black Beauty Coal Company. In the fourth quarter 1999, the Company discontinued negotiations to sell the Company's remaining coal operations, and the assets are no longer held for sale.

Sales and other operating revenues in 1999 were $366 million, a decrease of 9 percent from 1998. Sales of coal from P&M's wholly owned mines and from its affiliates were 16.0 million tons, a decrease of 31 percent from 1998. The average selling price for coal from mines owned and operated by P&M was $22.73 per ton in 1999, compared with $23.21 per ton in 1998. At year-end 1999, P&M controlled approximately 398 million tons of developed and undeveloped coal reserves, including significant reserves of environmentally desirable low-sulfur fuel.

       Electronic Commerce and Technology
       ----------------------------------

Electronic Business: During 1999, Chevron implemented a new growth initiative aimed at developing business opportunities capitalizing on Internet Web technology. The company established a subsidiary to leverage electronic opportunities in Chevron's business units. Additionally, the new subsidiary plans to develop new Internet "business to business" (B2B) ideas for use in the company's own operations and for potential development with other outside investors. During the first quarter 2000, the company announced its participation in a number of B2B joint ventures. These include Internet marketplaces of goods and services for the oil and gas industry, and convenience store and small business retailers. The company plans to develop additional Internet commerce opportunities in the future, for use in its own operations and for offer to third party investors.

New Technology: Chevron also established a technology ventures unit during 1999. The company plans to focus on making equity investments in a broad portfolio of emerging technology companies with expertise in information technology, materials sciences and biotechnology. These investments will be directed toward areas where the company will potentially be a customer.

       Research and Environmental Protection
       -------------------------------------

Research: The company's principal research laboratories are at Richmond and San Ramon, California and Houston, Texas. In February 1999, the company relocated most of the research activities previously carried out at La Habra, California to the San Francisco Bay Area. The Richmond facility engages in research on new and improved refinery processes, develops petroleum and chemicals products, and provides technical services for the company and its customers. The San Ramon and Houston facilities conduct research and provide technical support in geology, geophysics, and oil production methods such as hydraulics, assisted recovery programs and drilling, including offshore drilling. Employees in subsidiaries engaged primarily in research activities at year-end 1999 numbered more than 900, with approximately 500 additional employees working on research activities in the company's other operating units.

Chevron's research and development expenses were $182 million, $187 million and $179 million for the years 1999, 1998 and 1997, respectively.

Licenses under the company's patents are generally made available to others in the petroleum and chemicals industries, but the company does not derive significant income from licensing patents.

Environmental Protection: Virtually all aspects of the company's businesses are subject to various federal, state and local environmental, health and safety laws and regulations. These regulatory requirements continue to change and increase in both number and complexity, and govern not only the manner in which the company conducts its operations, but also the products it sells. Chevron expects more environmental-related regulations in the countries where it has operations. Most of the costs of complying with the myriad laws and regulations pertaining to its operations are embedded in the normal costs of conducting its business.

In 1999, the company's U.S. capitalized environmental expenditures were $121 million, representing approximately 7 percent of the company's total consolidated U.S. capital and exploratory expenditures. The company's U.S. capitalized environmental expenditures were $192 million and $177 million in 1998 and 1997, respectively. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities. The expenditures are predominantly in the petroleum segment and relate mostly to air and water quality projects and activities at the company's refineries, oil and gas producing facilities and marketing facilities. For 2000, the company estimates U.S. capital expenditures for environmental control facilities will be $137 million. The future annual capital costs of fulfilling this commitment are uncertain and will be governed by several factors including future changes to regulatory requirements.

Further information on environmental matters and their impact on Chevron are contained in Management's Discussion and Analysis of Financial Condition and Results of Operation on page FS-4 of this Annual Report on Form 10-K. The company's 1999 environmental expenditures, remediation provisions and year-end environmental reserves are discussed on page FS-4 of this Annual Report on Form 10-K.

Item 2. Properties

The location and character of the company's oil, natural gas and coal properties and its refining, marketing, transportation and chemicals facilities are described above under Item 1. Business. Information in response to the Securities Exchange Act Industry Guide No. 2 ("Disclosure of Oil and Gas Operations") is also contained in Item 1 and in Tables I through VI on pages FS-32 to FS-37 of this Annual Report on Form 10-K. Note 13, "Properties, Plant and Equipment," to the company's financial statements contained on page FS-25 of this Annual Report on Form 10-K presents information on the company's gross and net properties, plant and equipment, and related additions and depreciation expense, by geographic area and operating segment for 1999, 1998 and 1997.

Item 3. Legal Proceedings

A.       Cities Service Co. v. The Gulf Oil Corporation
         Oklahoma State District Court for the District of Tulsa.
This matter, previously reported as Item 3A of company's Annual Report on Form 10-K for the year ended December 31, 1998, and amended in Item 1 of the company's Amended Quarterly Report for the period ended June 30, 1999 and its Quarterly Report for the period ended September 30, 1999, was resolved pursuant to a settlement agreement entered into on November 18, 1999. OXY USA agreed to accept $775 million in full satisfaction of all liability related to the judgment and the claims asserted in the lawsuit. In accord with the settlement, Chevron's certiorari petition was dismissed on November 18, 1999. Chevron made the settlement payment on December 1, 1999, and OXY USA executed a formal satisfaction of the judgment that same day. Also on December 1, 1999, the Tulsa District Court entered an order exonerating and releasing the supersedeas bond.

B.       Rangely Field - Clean Water Act.
In 1999, EPA made a civil penalty demand of $1.5 million under the Clean Water Act concerning spills that have occurred at the company's operations at the Rangely Field, Colorado.

C.       El Segundo Refinery - Clean Air Act.
In 1998, EPA issued a Notice of Violation alleging Clean Air Act violations at the company's El Segundo, California, refinery.

D.       Richmond Refinery - VOC emissions.
The Bay Area Air Quality Management District has initiated an enforcement action against the company's Richmond, California, refinery associated with alleged violations of the District's rules relating to fugitive VOC emissions from connections.

E.       Hawaii Refining and Marketing Facilities - Clean Air Act.
The Department of Justice has made civil penalty demands totaling approximately $1.5 million alleging violations of the Clean Air Act by the company's Hawaii refinery and its associated Hilo and Kahului terminals.

F.       Perth Amboy Refinery - Clean Air Act.
The company has agreed to pay $145,000 to settle allegations that it failed to monitor certain emissions as required by the Clean Air Act at its Perth Amboy, New Jersey, refinery.

Other previously reported legal proceedings have been settled, not pursued, or the issues resolved as not to merit further reporting.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

              Executive Officers of the Registrant at March 1, 2000

Name and Age        Executive Office Held           Major Area of Responsibility
------------------  ----------------------------    ----------------------------

D.J. O'Reilly  53   Chairman of the Board since     Chief Executive Officer
                    2000                            Human Resources
                    Director since 1998
                    Executive Committee Member
                    since 1994

R.H. Matzke    63   Vice-Chairman of the Board      Worldwide Exploration and
                    since 2000                      Production Activities
                    Director since 1997
                    President of Chevron Overseas
                    Petroleum Inc.from 1989 to 2000
                    Executive Committee Member
                    since 1993

J.N. Sullivan  62   Vice-Chairman of the Board      Worldwide Refining,Marketing
                    since 1989                      and Transportation
                    Director since 1988             Activities,
                    Executive Committee Member      Chemicals, Real Estate,
                    since 1986                      Environmental, Coal,
                                                    Administrative Services,
                                                    Aircraft Services

D.W. Callahan  57   Vice-President since 1999       Chemicals
                    President of Chevron Chemical
                    Company since 1999
                    Executive Committee Member
                    since 1999

H.D. Hinman    59   Vice-President and General      Law
                    Counsel since 1993
                    Executive Committee Member
                    since 1993

G.L. Kirkland  49   President of Chevron U.S.A.     North American
                    Production Company since 2000   Exploration and Production
                    Executive Committee Member
                    since 2000

M.R. Klitten   55   Vice-President and Chief        Finance
                    Financial Officer since 1989
                    Executive Committee Member
                    since 1989

P.J. Robertson 53   Vice-President since 1994       Overseas Exploration and
                    President of Chevron Overseas   Production
                    Petroleum Inc. since 2000
                    Executive Committee Member
                    since 1997

P.A. Woertz    46   Vice-President since 1998       U.S. Refining, Marketing,
                    President of Chevron Products   Logistics and Trading
                    Company since 1998
                    Executive Committee Member
                    since 1998

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

D.W. Callahan  - Senior Vice President, Chevron Chemical Company - 1991
               - President, Chevron Chemical Company - 1999

G.L. Kirkland  - General Manager, Production, Chevron Nigeria Limited - 1992
               - General Manager, Asset Management,
                 Chevron Nigeria Limited - 1996
               - Chairman and Managing Director, Chevron Nigeria Limited - 1996
               - President, Chevron USA Production Company - 2000

P.J. Robertson - Vice-President for Strategic Planning and Quality,
                 Chevron Corporation - 1994
               - Executive Vice-President of Chevron U.S.A. Production
                 Company - 1996
               - Vice-President, Chevron Corporation and
                 President of Chevron U.S.A. Production Company - 1997

P.A. Woertz    - President, Chevron Canada Limited - 1993
               - President, Chevron International Oil Company - 1996
               - Vice President, Logistics and Trading, Chevron
                 Products Company - 1996
               - President, Chevron Products Company - 1998

K.T. Derr, Chairman of the Board and Chief Executive Officer since 1989, retired on December 31, 1999.


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

Item 6. Selected Financial Data

The selected financial data for years 1995 through 1999 are presented on page FS-38 of this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information on Directors appearing on pages 4 through 7 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 2000, is incorporated herein by reference in this Annual Report on Form 10-K. See Executive Officers of the Registrant on pages 21 and 22 of this Annual Report on Form 10-K for information about executive officers of the company.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained on page 11 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 2000 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference in this Annual Report on Form 10-K. Chevron believes all filing requirements were complied with during 1999.

Item 11. Executive Compensation

The information on pages 12 through 19 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 2000, is incorporated herein by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information on page 11 of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 22, 2000 appearing under the heading "Directors' and Executive Officers' Stock Ownership," is incorporated herein by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

There were no relationships or related  transactions  requiring disclosure under
Item 404 of Regulation S-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:                                     Page (s)

          Report of Independent Accountants                       FS-12

          Consolidated Statement of Income
            for the three years ended December 31, 1999           FS-13

          Consolidated Statement of Comprehensive Income
           for the three years ended December 31, 1999            FS-13

          Consolidated Balance Sheet at December 31,
            1999 and 1998                                         FS-14

          Consolidated Statement of Cash Flows
            for the three years ended December 31, 1999           FS-15

          Consolidated Statement of Stockholders' Equity
            for the three years ended December 31, 1999           FS-16

          Notes to Consolidated Financial Statements              FS-17 to FS-31

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

    (3) Exhibits:

         The Exhibit Index on pages 26 and 27 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

(b)  Reports on Form 8-K:

    (1) A Current Report on Form 8-K, dated November 18, 1999, was filed by the company on November 18, 1999. In this report, Chevron announced that it had reached an agreement with Occidental Petroleum to settle the Cities Service litigation.

    (2) A Current Report on Form 8-K, dated January 18, 2000, was filed by the company on January 18, 2000. In this report Chevron filed restated financial statements for the three- and six-month periods ended June 30, 1999 and the three- and nine- month periods ended September 30, 1999. These statements were restated to recognize the initial ownership of certain marketable equity securities and subsequent unrealized gains on these securities.

    (3) A Current Report on Form 8-K, dated March 6, 2000, was filed by the company on March 6, 2000. In this report, Chevron filed the company's 1999 audited financial statements.

    (4) An amended current report on Form 8-K, dated March 7, 2000 was filed by the company on March 7, 2000. In this amended report, Chevron re-filed the company's 1999 audited financial statements previously filed in a Current Report on Form 8-K, dated March 6, 2000, filed on March 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2000.

                                       Chevron Corporation

                               By                DAVID J. O'REILLY*
                                       ----------------------------------------
                                       David J. O'Reilly, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2000.

Principal Executive Officers (And Directors)       Directors


             DAVID J. O'REILLY*                    SAMUEL H. ARMACOST*
---------------------------------------------      -------------------------
David J. O'Reilly, Chairman of the Board           Samuel H. Armacost

             RICHARD H. MATZKE*                    SAM GINN *
---------------------------------------------      -------------------------
Richard H. Matzke, Vice-Chairman of the Board      Sam Ginn

             JAMES N. SULLIVAN*                    CARLA A. HILLS *
---------------------------------------------      -------------------------
James N. Sullivan, Vice-Chairman of the Board      Carla A. Hills

                                                   J. BENNETT JOHNSTON*
                                                   -------------------------
                                                   J. Bennett Johnston

                                                   CHARLES M. PIGOTT*
                                                   -------------------------
Principal Financial Officer                        Charles M. Pigott

            MARTIN R. KLITTEN*                     CONDOLEEZZA RICE*
---------------------------------------------      -------------------------
Martin R. Klitten, Vice-President                  Condoleezza Rice
 and Chief Financial Officer
                                                   FRANK A. SHRONTZ*
                                                   -------------------------
Principal Accounting Officer                       Frank A. Shrontz

            STEPHEN J. CROWE*                      CHANG-LIN TIEN *
---------------------------------------------      -------------------------
Stephen J. Crowe, Comptroller                      Chang-Lin Tien

                                                   JOHN A. YOUNG*
                                                   -------------------------
                                                   John A. Young


*By:             /s/   LYDIA I. BEEBE
       --------------------------------------
           Lydia I. Beebe, Attorney-in-Fact

                                  EXHIBIT INDEX
Exhibit
   No.                             Description
--------  ----------------------------------------------------------------------
   3.1 Restated Certificate of Incorporation of Chevron Corporation, dated November 23, 1998, filed as Exhibit 3.1 to Chevron Corporation's Annual Report on Form 10-K for 1998 dated March 31, 1999, and incorporated by reference herein.

   3.2    By-Laws of Chevron Corporation, as amended November 23, 1998, filed as
          Exhibit 3.2 to Chevron Corporation's Annual Report on Form 10-K for 1998 dated March 31, 1999, and incorporated by reference herein.

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

                                  EXHIBIT INDEX
                                   (continued)

Exhibit
   No.                             Description
--------   --------------------------------------------------------------------

  12.1     Computation of Ratio of Earnings to Fixed Charges (page E-1).

  21.1     Subsidiaries of Chevron Corporation (page E-2).

  23.1     Consent of PricewaterhouseCoopers LLP (page E-3).

  23.2     Consent of KPMG (page E-4).

  24.1     Powers  of  Attorney  for   directors   and  certain   officers  of
   to      Chevron Corporation, authorizing the signing of the Annual Report
  24.14    on Form 10-K on their behalf.

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

                  INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                     Page(s)
                                                                  -------------

Management's Discussion and Analysis                              FS-2 to FS-11

Quarterly Results and Stock Market Data                           FS-11

Report of Management                                              FS-12

Report of Independent Accountants                                 FS-12

Consolidated Statement of Income                                  FS-13

Consolidated Statement of Comprehensive Income                    FS-13

Consolidated Balance Sheet                                        FS-14

Consolidated Statement of Cash Flows                              FS-15

Consolidated Statement of Stockholders' Equity                    FS-16

Notes to Consolidated Financial Statements                        FS-17 to FS-31

Supplemental Information on Oil and Gas Producing Activities      FS-32 to FS-37

Five-Year Financial Summary                                       FS-38

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

1999 KEY INDICATORS
* Net  income  increased 55 percent to $2.070 billion
* Exploration and production operational earnings rose 80 percent
* Average U.S. crude oil realizations increased 41 percent to $16.11 per barrel
* Average U.S. natural gas realizations were up 7 percent to $2.16 per thousand cubic feet
* International  liquids production increased for the 10th consecutive year
   - up 4 percent
* Refining, marketing and transportation operational earnings declined 44 percent on lower margins
* Worldwide net oil and gas reserves additions exceeded production for the seventh consecutive year
* Annual  dividends  increased  for the 12th  consecutive  year

KEY  FINANCIAL RESULTS
Millions of dollars,
except per-share amounts               1999       1998       1997
-----------------------------------------------------------------
Net Income ......................   $ 2,070    $ 1,339    $ 3,256
Special (Charges) Credits
         Included in Net Income        (216)      (606)        76
-----------------------------------------------------------------
Earnings, Excluding Special Items   $ 2,286    $ 1,945    $ 3,180
-----------------------------------------------------------------
 Per Share:
  Net Income - Basic                $  3.16    $  2.05    $  4.97
             - Diluted ....         $  3.14    $  2.04    $  4.95
  Dividends .....................   $  2.48    $  2.44    $  2.28
 Sales and
  Other Operating Revenues ......   $35,448    $29,943    $40,596
 Return on:
  Average Capital Employed ......      9.4%       6.7%      15.0%
  Average Stockholders' Equity ..     11.9%       7.8%      19.7%
=================================================================

Chevron's net income for 1999 was $2.070 billion, up 55 percent from 1998 net income of $1.339 billion, but 36 percent lower than record earnings of $3.256 billion in 1997. Net special charges of $216 million in 1999 included losses from asset write-downs, environmental remediation provisions and restructuring charges, partially offset by benefits from the sale of assets, net favorable adjustments for prior years' taxes and litigation issues and net LIFO inventory gains. Net special charges in 1998 included a loss provision of $637 million for litigation, substantially all of which pertained to a lawsuit against Gulf Oil by Cities Service filed in 1982 - prior to the Chevron-Gulf merger in 1984.

Included in net income were foreign currency losses of $38 million in 1999 and $47 million in 1998 and gains of $246 million in 1997.

NET INCOME BY MAJOR OPERATING AREA

Millions of dollars                           1999        1998         1997
---------------------------------------------------------------------------
  Exploration and Production
   United States                            $  526      $  365       $1,001
   International                             1,093         707        1,252
---------------------------------------------------------------------------
   Total Exploration and Production          1,619       1,072        2,253
---------------------------------------------------------------------------
  Refining, Marketing and Transportation
   United States                               357         572          601
   International                                74          28          298
---------------------------------------------------------------------------
   Total Refining, Marketing
     and Transportation                        431         600          899
---------------------------------------------------------------------------
  Chemicals                                    109         122          228
  All Other                                    (89)       (455)        (124)
---------------------------------------------------------------------------
  Net Income                                $2,070      $1,339       $3,256
===========================================================================

Net income for the company's individual business segments is discussed in the Results of Operations section.

ENVIRONMENT  AND OUTLOOK
Crude oil prices rose dramatically during most of 1999, after falling to 20-year lows in late 1998. The sharp rise in prices was largely driven by agreements among the Organization of the Petroleum Exporting Countries (OPEC) and several larger non-OPEC producers to curtail production. The spot price of West Texas Intermediate (WTI) benchmark crude oil averaged $19.30 per barrel for 1999, compared with $14.38 for 1998 and $20.60 for 1997. The 1999 year-end WTI spot price was $25.60. Fluctuations in natural gas prices, on the other hand, were not as dramatic as crude oil. The average 1999 Henry Hub spot natural gas price was $2.27 per thousand cubic feet, up 9 percent from 1998 and down 12 percent from the 1997 average.

Crude oil prices remained strong in early 2000, but it is uncertain how long the high price levels will continue. Some factors that may affect future price changes include OPEC's actions to maintain or change its crude oil production quotas, unforeseen supply disruptions, worldwide inventory levels, demand for heating oil and natural gas as a result of winter weather conditions in the Northern Hemisphere, and the demand for refined products reflecting the overall strength of the world economies. High crude oil prices increase the company's revenues and earnings in exploration and production operations. However, higher crude oil prices could adversely affect financial results in the refining, marketing and chemicals businesses if higher feedstock costs cannot be recovered in the prices of finished products.

The company continues to focus on cost control in all of its businesses to help sustain Chevron's competitiveness worldwide - regardless of commodity price levels. In 1999, Chevron's initiatives to eliminate $500 million from its cost structure were very successful. Operating companies and corporate departments were streamlined, and by mid-2000 staff reductions of approximately 10 percent from year-end 1998 levels will have been achieved. Successful containment of costs and improved operating cash flows during 1999 enabled the company to maintain a robust capital spending program during the recent period of price volatility. Maintaining a consistent level of capital spending - while other competitors were cutting back because of low commodity prices - gave the company an advantage with the rebound in crude oil prices.

SIGNIFICANT  DEVELOPMENTS
Chevron's worldwide oil and equivalent-gas (OEG) production was up 3 percent in 1999, with international net OEG production increasing 7 percent. Chevron's 1999 worldwide oil-equivalent barrels of net proved reserves additions exceeded production for the seventh consecutive year. The company's reserves replacement was 108 percent of production for 1999, including sales and acquisitions.

Key  events  during  1999  and  early  2000  to  capture   profitable  growth
opportunities follow.

Upstream Acquisitions
Chevron made two acquisitions in 1999 that will help sustain the company's growth in international exploration and production. The September acquisition of Petrolera Argentina San Jorge S.A., coupled with the award in early 2000 of rights to partner with Petrobras in a 50-50 exploration venture in two promising deepwater blocks offshore Brazil, were significant steps in the company's Latin

America growth strategy. The March purchase of Rutherford-Moran Oil Corporation and the assumption of the operatorship of Block B8/32 offshore Thailand provided an entry into the natural gas market in Southeast Asia. The company began new production from the Benchamas Field offshore Thailand and announced new discoveries in prospects from both of these acquisitions.

Angola
In December, oil production started at the Chevron-operated, 31 percent-owned Kuito Field, Angola's first deepwater production from Block 14. After the recent successful completion of appraisal wells in the Benguela and Belize Fields in Block 14, options for the development of these areas are under study. The company also began production from the Banzala Field, in the Block 0 concession adjacent to Block 14. These developments help move Chevron closer to meeting its objective of boosting production from its Angolan operations to 600,000 barrels per day by 2002 from a 1999 year-end level of 460,000 barrels per day.

Nigeria
The company added 85 million barrels of proved oil-equivalent reserves in Nigeria during 1999. Operationally, Chevron is taking an active role to eliminate flaring of natural gas from production facilities in Nigeria, mitigating the environmental effects and monetizing the extracted resource. Chevron was named Managing Sponsor of the West African Gas Pipeline, a joint venture among six energy companies to develop a 600-mile pipeline that runs from gas producing and processing facilities in Nigeria to Ghana, Benin and Togo. Also, an agreement was signed with Sasol Synfuels International to create a new global joint venture for gas-to-liquids (GTL) technology. Preliminary design and engineering continue for a GTL facility in Nigeria that will convert natural gas into synthetic liquid fuels for further processing into commercial products.

Deepwater Gulf of  Mexico
Chevron began producing from its first two deepwater projects in the Gulf of Mexico - Genesis and Gemini. Gross oil-equivalent production from Genesis, operated and 57 percent-owned by Chevron, reached 47,000 barrels per day by year-end. Gross oil-equivalent production from the 40 percent-owned Gemini project reached 35,000 barrels per day. Evaluation of options is under way to develop a third Gulf of Mexico deepwater project, Typhoon. Chevron is the operator and 50 percent owner of Typhoon.

Caspian Sea Region
Gross liquids production by Tengizchevroil (TCO), 45 percent-owned by Chevron, averaged 214,000 barrels per day in 1999, an increase of 14 percent over 1998 average production. While expanding production, TCO's employees surpassed 6 million work hours without a lost-time injury. Chevron's approximate share of proved oil-equivalent reserves added in 1999 for the Tengiz and Korolev fields was 230 million barrels. Construction of a pipeline by the Caspian Pipeline Consortium (CPC) continues on schedule. CPC shareholders approved a $1.3 billion budget and work plan for 2000 and began awarding construction contracts. The pipeline, 15 percent owned by Chevron, will deliver crude oil from the Tengiz Field in Kazakhstan to the Black Sea port of Novorossiysk and is scheduled for start-up in mid-2001. The additional export capacity provided by this pipeline is important for planned future expansions at TCO to permit production to reach a production goal of 700,000 barrels per day by 2010.

Canada
During 1999, a significant natural gas discovery was made northwest of Fort Liard, Northwest Territories, Canada. Plans are being developed for the construction of production and transportation facilities and additional wells to permit first production by May 2000. A second successful well was completed in January 2000 and is expected to begin producing in the fourth quarter 2000. Chevron is the operator and has a 43 percent interest in both discoveries. In Alberta, Canada, Chevron acquired a 20 percent interest in the Athabasca Oil Sands Project. Completion of construction and start-up of the project is planned for late 2002 and represents a long-term earnings growth opportunity with expected gross production of 155,000 barrels per day. Production from the Hibernia Field, in which Chevron holds a 27 percent interest, averaged approximately 100,000 barrels per day in 1999, up from 65,000 barrels per day in 1998. Rates up to 150,000 barrels per day were achieved during the latter part of the year. Development drilling in the Hibernia reservoir continued in 1999.

Chemicals
In February 2000, Chevron and Phillips Petroleum Company signed a letter of intent and exclusivity agreement to combine most of their chemicals businesses in a joint venture. Chevron will retain its Oronite Additives business. Each company will own 50 percent of the joint venture, which would have had 1999 sales of about $6 billion and will have assets of more than $6 billion. The combination is subject to final approval by the companies' boards of directors, signing of definitive agreements and regulatory review, which are expected to be completed by mid-2000.

Dynegy
On February 1, 2000, Chevron's affiliate, Dynegy Inc., merged with Illinova Corporation, an energy services holding company in Illinois. Chevron invested an additional $200 million to maintain its approximately 28 percent ownership in the merged company. The merger will accelerate Dynegy's growth in the power generation and marketing business.

e-Business
During 1999, the company implemented a new growth initiative aimed at developing business opportunities capitalizing on Internet technology. In February 2000, Chevron and Ariba Inc. formed Petrocosm Marketplace, a global, independent Internet business-to-business marketplace to be owned by buyers and suppliers across the energy industry. Also in February, Chevron entered into a joint venture - Upstreaminfo.com - with Electronic Data Systems and others that will allow the sale of information such as seismic data between companies and help these energy businesses to recapture their costs in data collection and storage.

New  Technology  Ventures
Chevron established a technology ventures unit during 1999. The company plans to make equity investments in a broad portfolio of emerging technology companies with expertise in information technology, materials sciences and biotechnology. These investments will be directed toward areas where the company could potentially be a customer of the new ventures.

YEAR 2000  ISSUE
The Year 2000 issue was the result of computer systems and equipment with embedded chips potentially being unable to process certain data accurately before, during or after 2000. Chevron established a corporate-level Year 2000 project team in 1998 to coordinate the company's efforts to address the issue. To date, the company and its major affiliates have experienced no significant disruptions in their operations as a result of this matter. The company used both internal and external resources in its Year 2000 efforts. The cumulative cost for the company and its affiliates to achieve Year 2000 compliance is estimated at $170 million, substantially all of which had been spent by year-end 1999. While the company believes that it has addressed all material issues that could arise as a result of the Year 2000 issue, other factors, such as the effect of Year 2000 problems on third-party partners and suppliers could cause the actual effects of Year 2000 problems to be different from the company's current assessment. Such factors could arise in 2000 or later. Year 2000 contingency plans have been incorporated into the company's existing contingency plans to respond to equipment failures, emergencies and business interruptions.

ENVIRONMENTAL  MATTERS
Virtually all aspects of the businesses in which the company engages are subject to various federal, state and local environmental, health and safety laws and regulations. These regulatory requirements continue to increase in both number and complexity and govern not only the manner in which the company conducts its operations, but also the products it sells. Most of the costs of complying with myriad laws and regulations pertaining to company operations and products are embedded in the normal costs of doing business.

Using definitions and guidelines established by the American Petroleum Institute, Chevron estimates its worldwide environmental spending in 1999 at $882 million for its consolidated companies. Included in these expenditures were $183 million of environmental capital expenditures and $699 million of costs associated with the control and abatement of hazardous substances and pollutants from ongoing operations. For 2000, total worldwide environmental capital expenditures are estimated at $178 million. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.

Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. In addition to the costs for environmental protection associated with its ongoing operations and products, the company may incur expenses for corrective actions at various owned and previously owned facilities and at third-party waste disposal sites used by the company. An obligation may arise when operations are closed or sold, or at non-Chevron sites where company products have been handled or disposed of. The most significant of the company's previously owned sites is the Port Arthur, Texas, refinery, where the company retained certain environmental cleanup obligations when it sold the refinery in 1995. Anticipated costs were accrued at the time of sale, and those reserves remain adequate. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but now require investigative and/or remedial work to meet current standards.

The following table displays the year-end balances and yearly changes to the company's before-tax environmental remediation reserves, including those for Superfund sites. For 1999, the company recorded additional provisions for estimated remediation costs at refined products marketing sites, refineries, chemical manufacturing facilities and previously sold oil and gas producing properties.


Millions of dollars               1999       1998        1997
-------------------------------------------------------------
 Balance at January 1            $ 826      $ 987      $1,135
 Expense Provisions                219         73          57
 Expenditures                     (231)      (234)       (205)
-------------------------------------------------------------
 Balance at December 31          $ 814      $ 826      $  987
=============================================================

Under provisions of the Superfund law, the Environmental Protection Agency (EPA) has designated Chevron a potentially responsible party, or has otherwise involved it, in the remediation of 307 hazardous waste sites. The company has made expense provisions or payments in 1999 and prior years for 229 of these sites. No single site is currently expected to result in a material liability for the company. For the remaining sites, investigations are not yet at a stage where the company is able to quantify a probable liability or determine a range of reasonably possible exposures. The Superfund law provides for joint and several liability. Any future actions by the EPA and other regulatory agencies to require Chevron Corporation to assume other responsible parties' costs at designated hazardous waste sites are not expected to have a material effect on the company's consolidated financial position or liquidity. Remediation reserves at year-end 1999, 1998 and 1997 for Superfund sites were $33 million, $44 million and $52 million, respectively.

It is likely that the company will continue to incur additional liabilities, beyond those recorded, for environmental remediation relating to past operations. Future costs of these liabilities are indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties. While the amount of future costs may be material to the company's results of operations in the period in which they are recognized, the company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other domestic or international petroleum or chemicals concerns.

In addition to the reserves for environmental remediation discussed previously, the company maintains reserves for dismantlement, abandonment and restoration of its worldwide oil and gas and coal properties at the end of their productive lives. Many of these costs are related to environmental issues. Expense provisions are recognized on a unit-of-production basis as the properties are produced. The amount of these reserves at year-end 1999 was $1.5 billion and is included in accumulated depreciation, depletion and amortization on the company's consolidated balance sheet. For the company's other operating assets, such as refineries and chemical facilities, no provisions are made for exit or cleanup costs that may be required when such assets reach the end of their useful lives, unless a decision to sell or otherwise abandon the facility has been made.

LITIGATION AND OTHER UNCERTAINTIES
Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. On March 29, 2000, the U. S. Court of Appeals for the Federal Circuit upheld a trial court's decision that Unocal's patent is valid. The company will evaluate the decision by the Court of Appeals and assess legal alternatives, but it expects to seek further review of these rulings in the appropriate courts. If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is ruled to have infringed the patent. As a result of the March 2000 ruling, the company expects to record an after-tax charge in the first quarter 2000 of approximately $75 million for the four-year period ending March 31, 2000. The majority of this charge pertains to gasoline production in the earlier part of this period, before the company modified its manufacturing processes to minimize the manufacture of the patented formulations. Unocal has also obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. We believe these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

In December 1999, Chevron paid OXY U.S.A. Inc. $775 million to settle the long-standing lawsuit brought in 1982 by Cities Service Co. (later acquired by OXY) against Gulf Oil Corporation (later acquired by Chevron). At year-end 1998, Chevron had accrued a loss provision of $924 million. The provision exceeded the settlement amount, and as a result, the company recognized $104 million in additional net income ($149 million before tax) in 1999.

Along with other oil companies, the company is a party to numerous lawsuits and claims - including actions challenging oil and gas royalty and severance tax payments based on posted prices, and actions related to the use of the chemical MTBE in certain oxygenated gasolines. In some of these matters, plaintiffs may seek to recover large and sometimes unspecified amounts. In others, the plaintiffs may seek to have the company perform specific activities, including remediation of alleged damages. These matters may remain unresolved for several years, and it is not practical to estimate a range of possible loss. Although losses could be material to earnings in any given period, management believes that resolution of these matters will not materially affect the company's consolidated financial position or its liquidity.

Higher-than-expected investment returns on pension plan trust assets over the past few years have moderated U.S. pension expense and have extended the fully funded status of the company's main U.S. pension plan. These effects may not occur on a sustained basis in the future if investment returns on pension plan assets decline.

In June 1997, Caltex Corporation received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim related to crude oil sales to Japanese customers beginning in 1980. To settle this claim, in December 1999, Caltex paid tax and interest of $65 million less a payment of $12 million previously made to the IRS.

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

Chevron and its affiliates continue to review and analyze their operations and may close, sell, exchange, purchase or restructure assets to achieve operational or strategic benefits to improve competitiveness and profitability. For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities may result in significant losses or gains in future periods.

FINANCIAL  INSTRUMENTS
The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and are relatively straightforward, involve little complexity and generally, are of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction; hence, gains and losses arising from these instruments offset and are recognized in income concurrently with the recognition of the underlying physical transactions in income. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. Its control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures. The results of operations and financial position of certain equity affiliates may, however, be affected by their business activities involving the use of derivative instruments.

NEW  ACCOUNTING  STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is to be implemented on or before January 1, 2001. The basic rules of the new standard require that all derivative instruments be recognized on the balance sheet at their fair values. For hedging activities, changes in fair value are accounted for in accordance with the underlying hedged item. Thus, some hedging gains or losses appear in income, offsetting gains or losses stemming from the underlying exposure. In other instances, hedging gains or losses are reported in other comprehensive income (a component of stockholders' equity) until the underlying exposure is recognized in net income. These rules may be applied on a transaction-by-transaction basis. For all nonhedging derivative activity, gains or losses are recognized currently in income. The company will implement SFAS No. 133 on January 1, 2001. As Chevron's activity in this area is minor and the derivative instruments used are relatively straightforward involving little complexity, the company does not expect the new standard to have a significant effect on its earnings in any given period.

EMPLOYEE STAFF  REDUCTIONS AND  RESTRUCTURINGS
During the second quarter of 1999, Chevron began implementing a staff reduction program and other restructuring activities across the company. While the programs affect the activities of all the company's business segments, most of the net costs and future savings relate to the termination and relocation of U.S.-based employees.

Restructuring costs of $183 million were reflected in 1999 net income, including estimated termination benefits for 3,472 employees. These restructuring costs included accrued employee termination benefits, restructuring-related pension settlement gains and other items. Also included is $25 million for Chevron's share of restructuring charges recorded by its Caltex affiliate. The net-income effect of these costs and the estimated number of employees (excluding Caltex employees) to be separated are presented by business segment in the following table.

                                            Net Expense       Number of
Millions of dollars                          After Tax        Employees
-----------------------------------------------------------------------
  United States Exploration
    and Production                              $ 42              772
  International Exploration
    and Production                                21              489
  United States Refining, Marketing
    and Transportation                            35              855
  International Refining, Marketing
    and Transportation                            31              127
  Worldwide Chemicals                             22              390
  All Other                                       32              839
------------------------------------------------------------------------
  Total                                         $183            3,472
========================================================================

The staff  reductions  will be  completed  by  mid-2000.  At December 31, 1999,
termination   payments   had  been   made  to  2,157 employees.

RESULTS   OF OPERATIONS
Sales and other operating revenues were $35.4 billion in 1999, compared with $29.9 billion in 1998 and $40.6 billion in 1997. Revenues for 1999 increased primarily on sharply higher prices for crude oil and refined products. In 1998, revenues were down from 1997 levels, primarily due to lower crude oil, natural gas and refined products prices; lower U.S. natural gas production; and the company's 1997 exit from the U.K. refining and marketing business.

Purchased crude oil and products costs in 1999 were 28 percent higher than in 1998 because of higher prices for crude oil, natural gas, refined products and chemicals feedstock. However, such costs were 11 percent lower than in 1997 because prices fell precipitously in 1998 and did not begin to recover until the second quarter of 1999.

Other income totaled $612 million in 1999, $386 million in 1998 and $679 million in 1997. Changes in net gains from the disposition of assets and changes in interest income caused the fluctuations between years.

Operating, selling, general and administrative expenses, excluding the effects of special items, declined to $6,170 million, from $6,251 million in 1998 and $6,549 million in 1997. Approximately $200 million of the 1998 decline resulted from the company's exit from the U.K. downstream business.


Millions of dollars                                 1999        1998        1997
--------------------------------------------------------------------------------
Operating Expenses .........................      $5,090      $4,834      $5,280
Selling, General and
         Administrative Expenses ...........       1,404       2,239       1,533
--------------------------------------------------------------------------------
         Total Operating Expenses ..........       6,494       7,073       6,813
Less: Special Charges, Before Tax ..........         324         822         264
--------------------------------------------------------------------------------
Adjusted Total Operating Expenses ..........      $6,170      $6,251      $6,549
================================================================================

Depreciation, depletion and amortization expenses increased to $2,866 million from $2,320 million in 1998 and $2,300 million in 1997 due in part to asset impairments. Depreciation expense associated with asset impairments in 1999 was $394 million, compared with about $100 million in 1998 and 1997. Increased production of crude oil and natural gas in 1999 resulted in higher depreciation expense of about $150 million in the company's worldwide upstream operations.

Income tax expenses were $1,578 million in 1999, $495 million in 1998 and $2,246 million in 1997, reflecting effective income tax rates of 43 percent, 27 percent and 41 percent for each of the three years, respectively. The increase in the 1999 effective tax rate reflects a higher proportion of earnings from international operations that are taxed at higher rates; a lower beneficial impact from prior-period tax adjustments, settlement of outstanding issues, and permanent differences in 1999; and lower tax credits as a proportion of before-tax income. These factors were slightly offset by the effect of lower taxes on taxable income received from equity affiliates in 1999.

The lower effective tax rate in 1998, compared with 1997, primarily reflects favorable prior-period tax adjustments; favorable adjustments associated with the finalization of the company's 1997 tax returns, higher tax-related credits connected with the utilization of capital loss benefits and a shift in the international earnings mix to lower-tax-rate countries.

Foreign currency losses decreased net income $38 million in 1999 and $47 million in 1998, while gains increased net income $246 million in 1997. These amounts include the company's share of affiliates' foreign currency gains or losses. In 1999, the company's foreign currency losses occurred primarily in the company's operations in Canada and Australia and in the Australian operations of Caltex. The most significant losses in 1998 were in Caltex's operations in Korea, Thailand and Japan. The foreign currency gains for 1997 occurred in Australia and in the Asian operating areas of Caltex, where, generally, the currencies weakened against the U.S. dollar.

SELECTED OPERATING DATA                         1999      1998      1997
------------------------------------------------------------------------
 U.S. EXPLORATION AND PRODUCTION
 Net Crude Oil and Natural Gas
          Liquids Production (MBPD) ......       316       325       343
 Net Natural Gas
          Production (MMCFPD) ............     1,639     1,739     1,849
 Natural Gas Sales (MMCFPD)(1)............     3,162     3,303     3,400
 Natural Gas Liquids Sales (MBPD)(1)......       133       130       133
 Revenues from Net Production
          Crude Oil ($/Bbl)  .............    $16.11    $11.42    $17.68
          Natural Gas ($/MCF) ............    $ 2.16    $ 2.02    $ 2.42

 INTERNATIONAL EXPLORATION
          AND PRODUCTION(1)
 Net Crude Oil and Natural Gas
          Liquids Production (MBPD) ......       811       782       731
 Net Natural Gas
          Production (MMCFPD) ............       874       654       576
 Natural Gas Sales (MMCFPD) ..............     1,774     1,504     1,209
 Natural Gas Liquids Sales (MBPD) ........        57        53        69
 Revenues from Liftings
          Liquids ($/Bbl) ................    $17.31    $11.77    $17.97
          Natural Gas ($/MCF) ............    $ 1.87    $ 1.94    $ 2.10
 Other Produced Volumes (MBPD)(2).........        96        95        82

 U.S. REFINING AND MARKETING
 Gasoline Sales (MBPD) ...................       667       653       591
 Other Refined Products Sales (MBPD) .....       635       590       602
 Refinery Input (MBPD) ...................       955       869       933
 Average Refined Products
          Sales Price ($/Bbl) ............    $26.86    $22.37    $28.93

 INTERNATIONAL REFINING
          AND MARKETING(1)
 Refined Products Sales (MBPD)(3).........       892       798       886
 Refinery Input (MBPD) ...................       469       475       565

 CHEMICALS SALES AND OTHER
          OPERATING REVENUES(4)
 United States ...........................    $2,958    $2,591    $3,046
 International ...........................       779       625       600
------------------------------------------------------------------------
 Worldwide ...............................    $3,737    $3,216    $3,646
========================================================================

MBPD = Thousands of barrels per day; MMCFPD = Millions of cubic feet per day; Bbl = Barrel; MCF = Thousands of cubic feet.

(1)Includes equity in affiliates.
(2)Represents   total  field  production  under  the  Boscan  operating  service agreement in Venezuela.
(3)1998 restated to conform to 1999 presentation.
(4)Millions of dollars. Includes sales to other Chevron companies.

U.S. exploration and production earnings in 1999, excluding special items, more than doubled 1998 earnings, but declined 16 percent from 1997 levels. These changes largely tracked changes in crude oil prices. Higher gains from assets sales and lower exploration expenses each year helped offset declines in production of liquids and natural gas. The effect on net income from special items for the years 1997 through 1999 is shown in the following table.



U.S. Exploration and Production
Millions of dollars                                1999        1998        1997
-------------------------------------------------------------------------------
 Earnings, Excluding Special Items .........    $   818     $   381     $   972
-------------------------------------------------------------------------------
 Asset Write-Offs and Revaluations .........       (204)        (44)        (68)
 Asset Dispositions ........................          3          47         190
 Environmental Remediation Provisions ......        (23)         26          (6)
 Restructurings and Reorganizations ........        (42)          -         (60)
 Other .....................................        (26)        (45)        (27)
-------------------------------------------------------------------------------
 Total Special Items .......................       (292)        (16)         29
-------------------------------------------------------------------------------
 Net Income ................................    $   526     $   365     $ 1,001
===============================================================================

The company's average 1999 U.S. crude oil realizations of $16.11 per barrel were $4.69 higher than 1998 but $1.57 lower than 1997. Average 1999 U.S. natural gas prices were $2.16 per thousand cubic feet, 14 cents higher than 1998 but 26 cents lower than 1997.

Net liquids production for the year averaged 316,000 barrels per day, down 3 percent from 1998 and down 8 percent from 1997. Net natural gas production in 1999 averaged 1.639 billion cubic feet per day, down 6 percent from 1998 and 11 percent from 1997. The decline in oil-equivalent production reflects normal field declines and asset sales, partially offset by new production in the Gulf of Mexico. Production in 1998 was also adversely affected by a number of storms in the Gulf of Mexico, including Hurricane Georges.

International exploration and production earnings, excluding special items, in 1999 increased 61 percent from 1998 earnings, but were down 3 percent from 1997 levels. As in the U.S. upstream segment, these changes in earnings largely reflected the swings in crude oil prices. While 1999 average crude oil prices did not return to 1997 levels, production has grown each year.

The effect on net income from special items for the years 1997 through 1999 is shown in the following table.

International  Exploration and Production
Millions of dollars                              1999         1998         1997
-------------------------------------------------------------------------------
 Earnings, Excluding Special Items ......     $ 1,156      $   717      $ 1,197
-------------------------------------------------------------------------------
 Asset Write-Offs and Revaluations ......         (37)          (6)          -
 Asset Dispositions .....................          17          (56)          50
 Prior-Year Tax Adjustments .............         (23)          56           10
 Restructurings and Reorganizations .....         (21)          -             -
 Other ..................................           1           (4)          (5)
-------------------------------------------------------------------------------
 Total Special Items ....................         (63)         (10)          55
-------------------------------------------------------------------------------
 Net Income .............................     $ 1,093      $   707      $ 1,252
===============================================================================

Chevron's average liquids realizations, including equity affiliates, were $17.31 per barrel in 1999, compared with $11.77 per barrel in 1998 and $17.97 per barrel in 1997. Average natural gas realizations fell to $1.87 per thousand cubic feet in 1999, compared with $1.94 in 1998 and $2.10 in 1997.

In 1999, net liquids production of 811,000 barrels per day increased 4 percent from 1998 and 11 percent from 1997. In 1999, production increases in Angola and Kazakhstan, combined with production from properties acquired during the year in Argentina and Thailand, offset declines in Australia, Indonesia and Nigeria. In 1998, operations in Kazakhstan, offshore eastern Canada, Indonesia, Angola and Congo were the principal sources of production increases from 1997.

Net natural gas production of 874 million cubic feet in 1999 was up 34 percent and 52 percent from 1998 and 1997, respectively. Increases in 1999 were from the United Kingdom, as well as from production from the properties acquired in Thailand and Argentina. In 1998, production rose in Indonesia and Nigeria as well as in the United Kingdom upon the start-up of the Britannia Field.

For 10 consecutive years, international production and proved reserves increased, reflecting the company's strategy of expanding its international upstream operations. In 1999, OEG production increased by 7 percent, and at year-end 1999 OEG proved reserves were higher than year-end 1998 by 6 percent. The company replaced 169 percent of 1999 OEG production during the year, including sales and acquisitions.

U.S. refining, marketing and transportation earnings, excluding special items, declined in 1999 to $375 million after strong earnings in 1998 and 1997 of $633 million and $662 million, respectively. Earnings for 1999 suffered from compressed margins, as higher raw materials costs outpaced increases in refined products sales realizations. Operating incidents at the Richmond, California, refinery also contributed to the lower results. These effects were offset partially by increases in refined products sales volumes and proceeds from business interruption insurance.

For 1998, declines in refined products margins and the adverse effects of storms in the Gulf of Mexico were offset primarily by decreases in operating expenses and increases in refined products sales volumes. Also included in 1998 results were proceeds from a partial payment of business interruption insurance as well as adjustments to prior years' taxes.

The effect on net income from special items for the years 1997 through 1999 is shown in the following table.

U.S. Refining and Marketing
 Millions of dollars                                 1999       1998       1997
-------------------------------------------------------------------------------
 Earnings, Excluding Special Items ...........      $ 375       $633      $ 662
-------------------------------------------------------------------------------
 Asset Write-Offs and Revaluations ...........          -        (22)         -
 Asset Dispositions ..........................         75          -        (18)
 Environmental Remediation ...................        (71)       (39)       (12)
 Restructuring and Reorganizations ...........        (35)         -          -
 LIFO Inventory Gains ........................         13          -          -
 Other .......................................          -          -        (31)
-------------------------------------------------------------------------------
 Total Special Items .........................        (18)       (61)       (61)
-------------------------------------------------------------------------------
 Net Income ..................................      $ 357       $572      $ 601
===============================================================================

Refined products sales volumes of 1.302 million barrels per day in 1999 increased 5 percent over 1998 and 9 percent from 1997. The sales increases in 1999 reflected higher gasoline sales volumes, including branded gasoline sales of 545,000 BPD, which increased 5 percent from the 1998 level and 10 percent from 1997.

For 1999, U.S. refined products sales realizations were $26.86 per barrel, up 20 percent from 1998 but 7 percent lower than in 1997.

International refining, marketing and transportation earnings include results of the consolidated refining and marketing subsidiaries, international marine operations and equity earnings of Caltex. Excluding special items, 1999 earnings of $49 million were down from $123 million in 1998 and $367 million in 1997. Foreign currency losses were $21 million in 1999, compared with losses of $69 million in 1998 and gains of $169 million in 1997. The effect on net income from special items for the years 1997 through 1999 is shown in the following table.

International Refining, Marketing and Transportation

Millions of dollars                                  1999       1998       1997
-------------------------------------------------------------------------------
 Earnings, Excluding Special Items ............     $  49      $ 123      $ 367
-------------------------------------------------------------------------------
 Asset Dispositions ...........................       (31)         -        (72)
 Prior-Year Tax Adjustments  ..................        60          -          -
 Environmental Remediation Provisions .........         -        (11)         -
 Restructurings and Reorganizations  ..........       (31)       (43)         -
 LIFO Inventory Gains (Losses) ................        27        (16)         6
 Other ........................................         -        (25)        (3)
-------------------------------------------------------------------------------
 Total Special Items ..........................        25        (95)       (69)
-------------------------------------------------------------------------------
 Net Income ...................................     $  74       $ 28      $ 298
===============================================================================

The Caltex contribution to segment results for the years 1997 through 1999 is shown in the table below.

Caltex

Millions of dollars                                      1999     1998     1997
-------------------------------------------------------------------------------
 Net Income (Loss) ..................................   $  56    $ (36)   $ 252
 Less:
          Special Items .............................      30      (82)       5
          Foreign Currency (Losses) Gains ...........     (15)     (68)     177
          LCM* Inventory Adjustments and Other ......      76      (43)     (50)
-------------------------------------------------------------------------------
 Adjusted (Loss) Earnings ...........................   $ (35)   $ 157    $ 120
===============================================================================

*Lower of cost or market

On an adjusted basis, Caltex earnings declined in 1999 due to weak sales margins in most of its areas of operations, as competitive pressures prevented refined products sales realizations from rising sufficiently to recover higher crude oil costs. Sales realizations in 1998 did not decline as fast as raw material costs, resulting in higher sales margins and adjusted earnings when compared with 1997.

Total international refined products sales volumes in 1999 were 892,000 barrels per day, increasing from 798,000 in 1998 and 886,000 in 1997.

Higher Caltex sales volumes were primarily responsible for the increase. Sales volumes in 1998 were lower than 1997 as a result of Chevron's withdrawal from the refining and marketing business in the United Kingdom in late 1997. Excluding the 1997 volumes from the discontinued U.K. business, refined products sales volumes were essentially flat between 1998 and 1997.

Chemicals earnings, excluding special items, rose 36 percent in 1999 to $205 million but did not reach the $224 million recorded in 1997. Earnings in 1999 benefited from improved sales margins for major products, higher sales vol-umes and lower operating expenses. The 1998 results were affected adversely by plant shutdowns for expansions and storm damage repairs. Earnings in 2000 remain under pressure from industry overcapacity. However, the company's sales volumes grew in 1999, increasing 10 percent over 1998 and 20 percent from 1997 levels.

The effect on net income from special items for the years 1997 through 1999 is shown in the following table.


Chemicals

Millions of dollars                                  1999       1998       1997
-------------------------------------------------------------------------------
Earnings, Excluding Special Items .............     $ 205      $ 151      $ 224
-------------------------------------------------------------------------------
Asset Write-Offs and Revaluations .............       (43)       (19)       (10)
Asset Dispositions ............................         -          -         33
Environmental Remediation Provisions ..........       (28)        (5)        (9)
Restructurings and Reorganizations ............       (22)         -          -
LIFO Inventory Losses .........................        (3)        (5)        (1)
Other .........................................         -          -         (9)
-------------------------------------------------------------------------------
Total Special Items ...........................       (96)       (29)         4
-------------------------------------------------------------------------------
Net Income ....................................     $ 109      $ 122      $ 228
===============================================================================

All Other activities include coal operations, interest expense, interest income on cash and marketable securities, real estate and insurance activities, and corporate center costs. All Other net charges, excluding special items, were $317 million in 1999, compared with $60 million and $242 million in 1998 and 1997, respectively.

The effect on net charges from special items for the years 1997 through 1999 is shown in the following table.

All Other

Millions of dollars                                  1999       1998       1997
-------------------------------------------------------------------------------
 Net Charges, Excluding Special Items .........     $(317)     $ (60)     $(242)
-------------------------------------------------------------------------------
 Asset Write-Offs and Revaluations ............       (62)       (68)        (8)
 Asset Dispositions ...........................       147          -          -
 Environmental Remediation Provisions .........        (1)       (10)        (8)
 Prior-Year Tax Adjustments ...................        72        215        142
 Restructurings and Reorganizations  ..........       (32)         -          -
 Cities Service Litigation ....................       104       (629)         -
 Other ........................................         -         97         (8)
-------------------------------------------------------------------------------
 Total Special Items ..........................       228       (395)       118
-------------------------------------------------------------------------------
 Net Charges ..................................     $ (89)     $(455)     $(124)
===============================================================================

Net income, excluding special items, for the company's coal operations was $34 million in 1999, compared with $77 million in 1998 and $41 million in 1997. Net income for 1999 included net special benefits of $26 million. Lower 1999 results were due primarily to the absence of earnings from an affiliate sold in the first quarter, lower sales tonnage and sales prices for the remaining coal business, and adjustments during the year to the carrying value of these remaining operations that were under active negotiation for sale. Late in 1999, as a result of unsuccessful negotiations to sell the company's coal operations, final adjustments were made to reduce the net carrying value of the assets, which are no longer held for sale. Earnings in 1998, in contrast with 1999 and 1997, benefited from the suspension of depreciation expense for part of the year while the held-for-sale assets were actively being marketed to prospective buyers.

Net charges, excluding special items, for the balance of the All Other segment were $351 million in 1999, $137 million in 1998 and $283 million in 1997. Higher interest expense, lower interest income, and fewer favorable state and federal income tax adjustments were the primary causes of the higher level of charges in 1999 compared with 1998. Included in the 1998 earnings were net incremental benefits totaling approximately $80 million, consisting primarily of tax-related credits, which were connected with the utilization of capital loss benefits, and the receipt of proceeds from favorable insurance settlements. Net charges for 1998 also included more favorable tax-related adjustments than in 1997. Partially offsetting these 1998 items were higher interest expenses on increased debt levels and lower interest income.


LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $2.032 billion at year-end 1999, up 44 percent from $1.413 billion at year-end 1998. Cash provided by operating activities in 1999 was $4.481 billion, compared with $3.731 billion in 1998 and $4.880 billion in 1997. Cash provided by operating activities in 1999 benefited from the environment of rising crude oil prices and the resulting impact on the company's earnings, but was not totally sufficient to fund the company's total cash needs. As a result, the company increased its borrowings in 1999 by about $1.4 billion to supplement cash received from operating activities and proceeds from the sales of assets to provide the funds for acquisitions, its capital expenditure program, dividend payments to stockholders, and the December 1999 payment of $775 million to Occidental Petroleum in settlement of the Cities Service lawsuit. In 1998, cash provided by operating activities was not sufficient to fund the company's investing activities and also resulted in increased borrowings that year. In 1997, cash provided by operating activities and asset sales exceeded the company's investment and dividend requirements, and debt was reduced.

In October 1999, the company increased its quarterly dividend from 61 cents to 65 cents per share. For the full year, Chevron paid dividends of $2.48 per share, compared with $2.44 per share in 1998 - the 12th consecutive year of dividend increases. In January 2000, the company declared a quarterly dividend of 65 cents a share on its common stock.

The company's total debt and capital lease obligations were $8.919 billion at December 31, 1999, an increase of 18 percent from $7.558 billion at year-end 1998. In 1999, the company's Employee Stock Ownership Plan (ESOP) borrowed a total of $645 million at an average interest rate of 7.4 percent, guaranteed by Chevron Corporation. Debt proceeds of $620 million were paid to Chevron Corporation in exchange for Chevron's assumption of the existing 8.11 percent ESOP debt of $620 million. In October 1999, the company issued $500 million of new 6.625 percent notes. Chevron used the proceeds from the new debt to reduce short-term debt, primarily commercial paper. Other additions to long-term debt and capital lease obligations in 1999, excluding debt assumed in acquisitions and guarantees of ESOP debt, totaled about $200 million. The additions to long-term debt in 1999 were partially offset by repayments of existing long-term debt and capital lease obligations of $163 million, repayments of debt assumed in acquisitions of $386 million and a scheduled $70 million noncash retirement of 8.11 percent ESOP debt. There were also net additions of $219 million in short-term debt, primarily commercial paper, excluding debt assumed in acquisitions and new guarantees of ESOP debt.

On December 31, 1999, Chevron had $4.750 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities during the year or at year-end 1999. In addition, Chevron has three existing "shelf" registrations on file with the Securities and Exchange Commission that together would permit registered offerings of up to $2.8 billion of debt securities. This is an increase of $1.5 billion from 1998 following a new $2 billion shelf registration in 1999 and the 1999 issuance of $500 million in new long-term debt under an existing shelf registration.

The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.159 billion at December 31, 1999. Of the total short-term debt, $2.725 billion was reclassified to long-term debt at year-end 1999 because settlement of these obligations is not expected to require the use of working capital in 2000, as the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's future debt level is dependent primarily on cash provided by operations and its capital spending program. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements. The company's senior debt is rated AA by Standard & Poor's Corporation and Aa2 by Moody's Investors Service. Chevron's U.S. commercial paper is rated A-1+ by Standard & Poor's and Prime-1 by Moody's. Chevron's Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. Moody's counterparty rating for Chevron is also Aa2. All of these ratings denote high-quality, investment-grade securities.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of the company's outstanding common stock for use in its employee stock option programs. Through March 24, 2000, the company had purchased 10.7 million shares at a cost of $826 million under the program.

FINANCIAL RATIOS
The current ratio is the ratio of current assets to current liabilities at year-end. Two items negatively affected Chevron's current ratio but in the company's opinion do not affect its liquidity. Current assets in all years included inventories valued on a LIFO basis, that at year-end 1999 were lower than current costs, based on average acquisition costs for the year, by $871 million. Also, the company continually refinances its commercial paper. At year-end 1999, approximately $2.066 billion of commercial paper, after excluding $2.725 billion reclassified to long-term debt, was classified as a current liability, although it is likely to remain outstanding indefinitely. The company benefits from lower interest rates available on short-term debt; however, Chevron's proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at a relatively low level.

Financial Ratios
                                      1999    1998      1997
------------------------------------------------------------
 Current Ratio                         0.9     0.9       1.0
 Interest Coverage Ratio               8.2     5.1      14.3
 Total Debt/Total Debt Plus Equity   33.4%   30.7%     25.8%
============================================================

The interest coverage ratio is defined as income before income tax expense, plus interest and debt expense and amortization of capitalized interest, divided by before-tax interest costs. Chevron's interest coverage ratio improved significantly in 1999 due to higher before-tax income, despite higher interest expense. The company's debt ratio (total debt/total debt plus equity) increased in 1999, as the increase in total debt was proportionately higher than the increase in stockholders' equity.

CAPITAL AND EXPLORATORY EXPENDITURES
Worldwide capital and exploratory expenditures for 1999 totaled $6.133 billion, including the company's equity share of affiliates' expenditures. Capital and exploratory expenditures were $5.314 billion in 1998 and $5.541 billion in 1997. Expenditures for exploration and production, including those associated with the company's Dynegy affiliate, accounted for 75 percent of total outlays in 1999, compared with 61 percent in 1998 and 65 percent in 1997. International exploration and production spending was 78 percent of worldwide exploration and production expenditures in 1999, compared with 60 percent in 1998 and 54 percent in 1997, reflecting the company's continuing focus on international exploration and production activities. Additionally, 1999 expenditures included two significant acquisitions in international exploration and production areas - the Rutherford-Moran Oil Corporation and Petrolera Argentina San Jorge S.A. The company's other segments had lower expenditures in 1999 than in 1998, as the company reduced spending to fund its international exploration and production activities.

The company estimates capital and exploratory expenditures for 2000 at $5.2 billion, including Chevron's share of spending by affiliates. This is down about 15 percent from 1999 spending levels, reflecting the absence of the two significant 1999 acquisitions. The 2000 program provides $3.6 billion for exploration and production investments, of which about 64 percent is for international projects. Major areas of emphasis for exploration and production are Kazakhstan, West Africa, Thailand, Canada and the deep waters of the Gulf of Mexico. U.S. exploration and production estimates include $390 million for the company's increased investment in Dynegy and Dynegy's expenditures for the year. Successful implementation of the planned expenditure program for 2000 will depend upon many factors, including the ability of our partners in many of these projects, some of which are national petroleum companies of producing countries, to fund their shares of project expenditures.

Transportation expenditures are estimated at about $420 million. Most of this will be in the Caspian Sea region, where the Caspian Pipeline Consortium is constructing a pipeline. Refining and marketing expenditures are estimated at about $830 million, with $530 million of that planned for projects in the United States, most of which will be spent for marketing projects. Most of the international downstream capital program will be invested by the company's Caltex affiliate. The company has tentative plans to invest about $200 million in the worldwide chemicals business, down about 57 percent from 1999 spending levels. This amount may change depending on the timing of a successful formation of the proposed chemicals joint venture with Phillips Petroleum Company.

Capital and Exploratory Expenditures
                                            1999                        1998                        1997
                                 -------------------------   -------------------------   --------------------------
                                            Inter-                      Inter-                      Inter-
Millions of dollars                 U.S.  national   Total      U.S.  national   Total      U.S.  national    Total
-------------------------------------------------------------------------------------------------------------------
Exploration and Production       $1,029     $3,591  $4,620   $1,320     $1,942  $3,262   $1,659    $ 1,956   $3,615
Refining, Marketing and
 Transportation                     522        412     934      654        431   1,085      520        602    1,122
Chemicals                           326        136     462      385        359     744      470        194      664
All Other                           117          -     117      223          -     223      140          -      140
-------------------------------------------------------------------------------------------------------------------
Total                            $1,994     $4,139  $6,133   $2,582     $2,732  $5,314   $2,789    $ 2,752   $5,541
-------------------------------------------------------------------------------------------------------------------
Total, Excluding Equity
 in Affiliates                   $1,859     $3,492  $5,351   $2,460     $1,860  $4,320   $2,487    $ 1,880   $4,367
===================================================================================================================


                    QUARTERLY RESULTS AND STOCK MARKET DATA
Unaudited
                                               1999                                      1998
Millions of dollars, except per-share amounts     4TH Q      3RD Q      2ND Q    1ST Q    4TH Q    3RD Q      2ND Q     1ST Q
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues(1)           $10,611     $9,965    $ 8,473  $ 6,399  $ 7,164   $7,561    $ 7,754   $ 7,464
Income (loss) from equity affiliates .........      122        127        133      144      (66)      13        155       126
Other income .................................      246         85        135      146      184      104         60        38
-----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES ...............................   10,979     10,177      8,741    6,689    7,282    7,678      7,969     7,628
-----------------------------------------------------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
Purchased crude oil and products,
 operating and other expenses ................    7,307      7,006      6,275    4,426    5,978    5,100      5,314     5,195
Depreciation, depletion and amortization .....      900        767        633      566      646      563        557       554
Taxes other than on income(1).................    1,184      1,181      1,143    1,078    1,115    1,145      1,140     1,011
Interest and debt expense ....................      138        116        113      105      109      103         99        94
-----------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS .............    9,529      9,070      8,164    6,175    7,848    6,911      7,110     6,854
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX .....................    1,450      1,107        577      514     (566)     767        859       774
INCOME TAX (CREDIT) EXPENSE ..................      641        525        227      185     (360)     306        282       267
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)(2) .........................  $   809     $  582    $   350  $   329  $  (206)  $  461    $   577   $   507
=============================================================================================================================
NET (LOSS) INCOME PER SHARE - BASIC ..........    $1.24      $0.88      $0.54    $0.50   $(0.31)  $ 0.70      $0.88   $  0.78
                            - DILUTED ........    $1.23      $0.88      $0.53    $0.50   $(0.31)  $ 0.70      $0.88   $  0.77
=============================================================================================================================
DIVIDENDS PAID PER SHARE .....................    $0.65      $0.61      $0.61    $0.61   $ 0.61   $ 0.61      $0.61   $  0.61
=============================================================================================================================
COMMON STOCK PRICE RANGE - HIGH ..............$96 15/16 $100 13/16 $104 15/16 $90 5/16 $89 7/16   $89     $86 13/16  $90 3/16
                         - LOW  ..............$83 3/8   $85 9/16   $86 3/8    $73 1/8  $78 3/8    $73     $77 3/8    $67 3/4
=============================================================================================================================

(1)Includes consumer excise taxes:                $ 989    $ 1,023      $ 986    $ 912   $  943  $  973      $  988   $  852
(2)Special (charges) credits included
   in Net Income (Loss):                          $ (10)      (120)     $(134)   $  48   $ (709) $   75      $  (43)  $   71

The company's common stock is listed on the New York Stock Exchange (trading symbol: CHV), as well as on the Chicago, Pacific, London and Swiss stock exchanges. It also is traded on the Boston, Cincinnati, Detroit and Philadelphia stock exchanges. As of February 23, 2000, stockholders of record numbered approximately 116,000.

There are no restrictions on the company's ability to pay dividends. Chevron has made dividend payments to stockholders for 88 consecutive years.

                              REPORT OF MANAGEMENT

TO THE STOCKHOLDERS OF CHEVRON CORPORATION

Management of Chevron is responsible for preparing the accompanying financial statements and for ensuring their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States and fairly represent the transactions and financial position of the company. The financial statements include amounts that are based on management's best estimates and judgments.

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

The Audit Committee is composed of directors who are not officers or employees of the company. It meets regularly with members of management, the internal auditors and the independent accountants to discuss the adequacy of the company's internal controls, its financial statements, and the nature, extent and results of the audit effort. Both the internal auditors and the independent accountants have free and direct access to the Audit Committee without the presence of management.


/s/ David J. O'Reilly        /s/ Martin R. Klitten        /s/ Stephen J. Crowe
---------------------        ---------------------      ----------------------
David J. O'Reilly            Martin R. Klitten            Stephen J. Crowe
Chairman of the Board        Vice President               Comptroller
and Chief Executive Officer  and Chief Financial Officer

February 23, 2000


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS
AND THE BOARD OF DIRECTORS OF CHEVRON CORPORATION

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chevron Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
San Francisco, California
February 23, 2000

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                                             Year ended December 31
                                                      -----------------------------
Millions of dollars, except per-share amounts              1999      1998      1997
-----------------------------------------------------------------------------------
REVENUES
         Sales and other operating revenues* .......    $35,448   $29,943   $40,596
         Income from equity affiliates ..............       526       228       688
         Other income ...............................       612       386       679
-----------------------------------------------------------------------------------
TOTAL REVENUES ......................................    36,586    30,557    41,963
-----------------------------------------------------------------------------------
COSTS AND OTHER DEDUCTIONS
         Purchased crude oil and products ...........    17,982    14,036    20,223
         Operating expenses .........................     5,090     4,834     5,280
         Selling, general and administrative expenses     1,404     2,239     1,533
         Exploration expenses .......................       538       478       493
         Depreciation, depletion and amortization ...     2,866     2,320     2,300
         Taxes other than on income* ................     4,586     4,411     6,320
         Interest and debt expense ..................       472       405       312
-----------------------------------------------------------------------------------
TOTAL COSTS AND OTHER DEDUCTIONS ....................    32,938    28,723    36,461
-----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE ....................     3,648     1,834     5,502
INCOME TAX EXPENSE ..................................     1,578       495     2,246
===================================================================================
NET INCOME ..........................................   $ 2,070   $ 1,339   $ 3,256
===================================================================================
NET INCOME PER SHARE OF COMMON STOCK - BASIC ........   $  3.16   $  2.05   $  4.97
                                     - DILUTED ......   $  3.14   $  2.04   $  4.95
===================================================================================

*Includes consumer excise taxes: ....................   $ 3,910   $ 3,756   $ 5,587
See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 ----------------------------------------------

                                                               Year ended December 31
                                                     --------------------------------
Millions of dollars .................................      1999       1998       1997
-------------------------------------------------------------------------------------
NET INCOME ..........................................   $ 2,070    $ 1,339    $ 3,256
-------------------------------------------------------------------------------------
         Currency translation adjustment ............       (43)        (1)      (173)
         Unrealized holding gain (loss) on securities        29          3         (4)
         Minimum pension liability adjustment .......       (11)       (15)         4
-------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX ..............       (25)       (13)      (173)
-------------------------------------------------------------------------------------
COMPREHENSIVE INCOME ................................   $ 2,045    $ 1,326    $ 3,083
=====================================================================================

See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                                                                      At December 31
                                                                             -----------------------
Millions of dollars                                                                 1999        1998
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...................................................   $  1,345    $    569
Marketable securities .......................................................        687         844
Accounts and notes receivable (less allowance: 1999 - $36; 1998 - $27) ......      3,688       2,813
Inventories:
         Crude oil and petroleum products ...................................        585         600
         Chemicals ..........................................................        526         559
         Materials, supplies and other ......................................        291         296
                                                                              ----------------------
                                                                                   1,402       1,455
Prepaid expenses and other current assets ...................................      1,175         616
----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS ........................................................      8,297       6,297
Long-term receivables .......................................................        815         872
Investments and advances ....................................................      5,231       4,604

Properties, plant and equipment, at cost ....................................     54,212      51,337
Less: accumulated depreciation, depletion and amortization ..................     28,895      27,608
                                                                              ----------------------
                                                                                  25,317      23,729

Deferred charges and other assets ...........................................      1,008       1,038
----------------------------------------------------------------------------------------------------
TOTAL ASSETS ................................................................   $ 40,668    $ 36,540
====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt .............................................................   $  3,434    $  3,165
Accounts payable ............................................................      3,103       2,170
Accrued liabilities .........................................................      1,210       1,202
Federal and other taxes on income ...........................................        718         226
Other taxes payable .........................................................        424         403
----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ...................................................      8,889       7,166
Long-term debt ..............................................................      5,174       4,128
Capital lease obligations ...................................................        311         265
Deferred credits and other noncurrent obligations ...........................      1,739       2,560
Noncurrent deferred income taxes ............................................      5,010       3,645
Reserves for employee benefit plans .........................................      1,796       1,742
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES ...........................................................     22,919      19,506
----------------------------------------------------------------------------------------------------
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)          -           -
Common stock (authorized 1,000,000,000 shares,
         $1.50 par value, 712,487,068 shares issued) ........................      1,069       1,069
Capital in excess of par value ..............................................      2,215       2,097
Deferred compensation .......................................................       (646)       (691)
Accumulated other comprehensive income ......................................       (115)        (90)
Retained earnings ...........................................................     17,400      16,942
Treasury stock, at cost (1999 - 56,140,994 shares; 1998 - 59,460,666 shares)      (2,174)     (2,293)
----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ..................................................     17,749      17,034
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 40,668    $ 36,540
====================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                                                                            Year ended December 31
                                                                       -------------------------------------------
Millions of dollars                                                         1999             1998             1997
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income .........................................................   $ 2,070          $ 1,339          $ 3,256
  Adjustments
  Depreciation, depletion and amortization ...........................     2,866            2,320            2,300
  Dry hole expense related to prior years' expenditures ..............       126               40               31
  Distributions (less than) greater than income from equity affiliates      (258)              25             (353)
  Net before-tax gains on asset retirements and sales ................      (471)             (45)            (344)
  Net foreign currency losses (gains) ................................        23              (20)             (69)
  Deferred income tax provision ......................................       226              266              622
  Net decrease (increase) in operating working capital(1) ............       636             (809)            (253)
  (Decrease) increase in Cities Service provision ....................      (149)             924                -
  Cash settlement of Cities Service litigation .......................      (775)               -                -
  Other, net .........................................................       187             (309)            (310)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES(2) .........................     4,481            3,731            4,880
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital expenditures ...............................................    (4,366)          (3,880)          (3,899)
  Proceeds from asset sales ..........................................       992              434            1,235
  Net sales (purchases) of marketable securities(3)...................       262             (183)             101
  Other, net .........................................................        32             (230)            (297)
------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES ...............................    (3,080)          (3,859)          (2,860)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net borrowings (repayments) of short-term obligations ..............       219            1,713             (163)
  Proceeds from issuances of long-term debt ..........................     1,221              224               26
  Repayments of long-term debt and other financing obligations .......      (549)            (388)            (421)
  Cash dividends paid ................................................    (1,625)          (1,596)          (1,493)
  Net sales (purchases) of treasury shares ...........................       108             (261)             173
------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES ...............................      (626)            (308)          (1,878)
------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS .......................................         1              (10)             (19)
------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................       776             (446)             123
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................       569            1,015              892
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR-END ................................   $ 1,345          $   569          $ 1,015
==================================================================================================================

See accompanying notes to consolidated financial statements.
(1) "Net decrease (increase) in operating working capital" is composed of the following:
         (Increase) decrease in accounts and notes receivable            $  (810)         $   552          $   474
         Decrease (increase) in inventories                                   72             (116)             (11)
         (Increase) decrease in prepaid expenses and other current assets    (43)             (23)              59
         Increase (decrease) in accounts payable and accrued liabilities     915             (807)            (685)
         Increase (decrease) in income and other taxes payable               502             (415)             (90)
------------------------------------------------------------------------------------------------------------------
                  Net decrease (increase) in operating working capital   $   636          $  (809)         $  (253)
==================================================================================================================
(2) "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:
         Interest paid on debt (net of capitalized interest)             $   438          $   407          $   318
         Income taxes paid                                               $   864          $   654          $ 1,706
==================================================================================================================
(3) "Net sales (purchases) of marketable securities" consists of the following gross amounts:
         Marketable securities purchased                                 $(2,812)         $(2,679)         $(2,724)
         Marketable securities sold                                        3,074            2,496            2,825
------------------------------------------------------------------------------------------------------------------
         Net sales (purchases) of marketable securities                  $   262          $  (183)         $   101
==================================================================================================================

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                                                       1999                       1998                      1997
                                    -----------------------   ------------------------  ------------------------
Amounts in millions of dollars          Shares       Amount         Shares      Amount         Shares     Amount
----------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at January 1               712,487,068      $ 1,069    712,487,068     $ 1,069    712,487,068    $ 1,069
Change during year                           -            -              -           -              -          -
                                   -----------------------------------------------------------------------------
Balance at December 31             712,487,068      $ 1,069    712,487,068     $ 1,069    712,487,068    $ 1,069
----------------------------------------------------------------------------------------------------------------
TREASURY STOCK AT COST
Balance at January 1                59,460,666      $(2,293)    56,555,871     $(1,977)    59,401,015    $(2,024)
Purchases                               56,052           (5)     5,246,100        (398)     1,255,022        (95)
Reissuances                         (3,375,724)         124     (2,341,305)         82     (4,100,166)       142
                                   -----------------------------------------------------------------------------
Balance at December 31              56,140,994      $(2,174)    59,460,666     $(2,293)    56,555,871    $(1,977)
----------------------------------------------------------------------------------------------------------------
CAPITAL IN EXCESS OF PAR
Balance at January 1                                $ 2,097                    $ 2,022                   $ 1,874
Treasury stock transactions                             118                         75                       148
                                                    -------                    -------                   -------
Balance at December 31                              $ 2,215                    $ 2,097                   $ 2,022
----------------------------------------------------------------------------------------------------------------
DEFERRED COMPENSATION
Balance at January 1                                $  (691)                   $  (750)                  $  (800)
Net Reduction of ESOP debt and other                     45                         59                        50
                                                    -------                    -------                   -------
Balance at December 31                              $  (646)                   $  (691)                  $  (750)
----------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME(1)
Balance at January 1                                $   (90)                   $   (77)                  $    96
Change during year                                      (25)                       (13)                     (173)
                                                    -------                    -------                   -------
Balance at December 31                              $  (115)                   $   (90)                  $   (77)
----------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at January 1                                $16,942                    $17,185                   $15,408
Net Income                                            2,070                      1,339                     3,256
Cash dividends (per-share amounts
  1999: $2.48; 1998: $2.44; 1997: $2.28)             (1,625)                    (1,596)                   (1,493)
Tax benefit from dividends paid on
          unallocated ESOP shares                        13                         14                        14
                                                    -------                    -------                   -------
Balance at December 31                              $17,400                    $16,942                   $17,185
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY AT DECEMBER 31           $17,749                    $17,034                   $17,472
================================================================================================================

See accompanying notes to consolidated financial statements.

(1) ACCUMULATED OTHER COMPREHENSIVE INCOME:
                                       Currency Translation         Unrealized Holding           Minimum Pension
                                                 Adjustment         Gain on Securities      Liability Adjustment        Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                          $   118                    $    14                   $   (36)      $   96
Change during year                                     (173)                        (4)                        4         (173)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        $   (55)                   $    10                   $   (32)      $  (77)
Change during year                                       (1)                         3                       (15)         (13)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        $   (56)                   $    13                   $   (47)      $  (90)
Change during year                                      (43)                        29                       (11)         (25)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        $   (99)                   $    42                   $   (58)      $ (115)
=============================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Millions of dollars, except per-share amounts

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Chevron Corporation is an international company that, through its subsidiaries and affiliates, engages in fully integrated petroleum operations, chemicals operations and coal mining in the United States and more than 100 countries. Petroleum operations consist of exploring for, developing and producing crude oil and natural gas; transporting crude oil, natural gas and products by pipelines, marine vessels and motor equipment; refining crude oil into finished petroleum products; and marketing crude oil, natural gas and refined petroleum products. Chemicals operations include the manufacture and marketing of a wide range of chemicals for industrial uses.

In preparing its consolidated financial statements, the company follows accounting policies that are in accordance with accounting principles generally accepted in the United States. This requires the use of estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While the company uses its best estimates and judgments, actual results could differ from these estimates as future confirming events occur.

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

Oil and Gas Accounting
The successful efforts method is used for oil and gas exploration and production activities.

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

Short-Term Investments
All short-term investments are classified as available for sale and are in highly liquid debt or equity securities. Those investments that are part of the company's cash management portfolio with original maturities of three months or less are reported as cash equivalents. The balance of the short-term investments is reported as "Marketable securities." Short-term investments are marked-to-market with any unrealized gains or losses included in other comprehensive income.

Inventories
Crude oil, petroleum products and chemicals are stated at cost, using a Last-In, First-Out (LIFO) method. In the aggregate, these costs are below market. Materials, supplies and other inventories generally are stated at average cost.

Properties, Plant and Equipment
All costs for development wells, related plant and equipment, and proved mineral interests in oil and gas properties are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. All other exploratory wells and costs are expensed.

Long-lived assets, including proved oil and gas properties, are assessed for possible impairment by comparing their carrying values to the undiscounted future net before-tax cash flows. Impaired assets are written down to their estimated fair values, generally their discounted cash flows. For proved oil and gas properties in the United States, the company generally performs the impairment review on an individual field basis. Outside the United States, reviews are performed on a country or concession basis. Impairment amounts are recorded as incremental depreciation expense in the period in which the event occurs.

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

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 - Continued

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

Revenue Recognition
Revenues associated with sales of crude oil, natural gas, coal, petroleum and chemicals products, and all other sources are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable. Revenues from natural gas production from properties in which Chevron has an interest with other producers are recognized on the basis of the company's net working interest (entitlement method).

Stock Compensation
The company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and presents in Note 19 pro forma net income and earnings per share data as if the accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

Note 2.SPECIAL ITEMS AND OTHER FINANCIAL INFORMATION
Net income is affected by transactions that are unrelated to or are not necessarily representative of the company's ongoing operations for the periods presented. These transactions, defined by management and designated "special items," can obscure the underlying results of operations for a year as well as affect comparability of results between years.

Listed below are categories of special items and their net increase (decrease) to net income, after related tax effects.

                                                        Year ended December 31
                                                     -------------------------
                                                        1999     1998     1997
------------------------------------------------------------------------------
Asset write-offs and revaluations
         Asset impairments
                  - Oil and gas properties .........   $(204)   $ (50)   $ (68)
                  - Coal assets ....................     (34)       -        -
         U.S. refining, marketing and
                  transportation assets ............       -      (22)       -
         Chemicals assets ..........................     (43)     (19)     (10)
         Real estate assets ........................       -       (9)       -
         Other .....................................     (65)     (59)      (8)
                                                     --------------------------
                                                        (346)    (159)     (86)
-------------------------------------------------------------------------------
Asset dispositions, net
         Pipeline interests ........................      75        -        -
         Real estate ...............................      60        -        -
         Coal assets ...............................      60        -        -
         Marketable securities .....................      30        -        -
         Oil and gas assets ........................      17       (9)     240
         Caltex interest in equity affiliate .......     (31)       -        -
         Chemicals affiliate .......................       -        -       33
         U.K. refining and marketing exit ..........       -        -      (72)
         Domestic shipping assets ..................       -        -      (18)
                                                     --------------------------
                                                         211       (9)     183
-------------------------------------------------------------------------------
Prior-year tax adjustments .........................     109      271      152
-------------------------------------------------------------------------------
Environmental remediation provisions, net ..........    (123)     (39)     (35)
-------------------------------------------------------------------------------
Restructurings and reorganizations
         Corporate .................................    (158)       -        -
         Caltex affiliate ..........................     (25)     (43)      (6)
         Dynegy affiliate ..........................       -        -      (54)
                                                     --------------------------
                                                        (183)     (43)     (60)
-------------------------------------------------------------------------------
LIFO inventory gains (losses) ......................      38      (25)       5
-------------------------------------------------------------------------------
Other, net
         Litigation and regulatory issues* .........      78     (682)     (24)
         Settlement of insurance claims ............       -      105        7
         Caltex write-off of start-up costs (SOP 98-5)     -      (25)       -
         Performance stock options .................       -        -      (66)
                                                     --------------------------
                                                          78     (602)     (83)
-------------------------------------------------------------------------------
Total special items, after tax .....................   $(216)   $(606)   $  76
===============================================================================

* 1999 and 1998 include effects related to Cities Service litigation.

         Other financial information is as follows.

                                           Year ended December 31
                                         ------------------------
                                           1999     1998     1997
-----------------------------------------------------------------
Total financing interest and debt costs   $ 481    $ 444    $ 411
Less: capitalized interest ............       9       39       99
                                         ------------------------
Interest and debt expense .............     472      405      312
Research and development expenses .....     182      187      179
Foreign currency (losses) gains* ......   $ (38)   $ (47)   $ 246
=================================================================

*Includes $(15), $(68) and $177 in 1999, 1998 and 1997, respectively, for the company's share of affiliates' foreign currency (losses) gains.


The excess of current cost (based on average acquisition costs for the year) over the carrying value of inventories for which the LIFO method is used was $871, $584 and $1,089 at December 31, 1999, 1998 and 1997, respectively.

Note 3. CUMULATIVE EFFECT ON NET INCOME FROM ACCOUNTING CHANGES
In April 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which introduced a broad definition of items to expense as incurred for start-up activities, including new products/services, entering new territories, initiating new processes or commencing new operations. Chevron was substantially in compliance with the pronouncement. However, Caltex capitalized these types of costs for certain projects. Chevron recorded its $25 share of the charge associated with Caltex's 1998 implementation of SOP 98-5, effective January 1, 1998.

In 1998, Chevron changed its method of calculating certain Canadian deferred income taxes, effective January 1, 1998. The benefit from this change was $32.

The net benefit to Chevron's 1998 net income from the cumulative effect of adopting SOP 98-5 by Caltex and the change in Chevron's method of calculating Canadian deferred taxes was immaterial.

Note 4. INFORMATION RELATING TO THE CONSOLIDATED STATEMENT OF CASH FLOWS
The Consolidated Statement of Cash Flows excludes the following significant noncash transactions.

During 1999, the company acquired the Rutherford-Moran Oil Corporation and Petrolera Argentina San Jorge S.A. Only the net cash component of these transactions is included as "Capital expenditures." Consideration for the Rutherford-Moran transaction included 1.1 million shares of the company's treasury stock valued at $91.

During  1997,  the  company's  Venice,  Louisiana,   natural  gas  facility  was
contributed  to  a  partnership  with  Dynegy  Inc.  (Dynegy).  An  increase  in
"Investments and advances" resulted primarily from the contribution of properties, plant and equipment.

The major components of "Capital expenditures" in the Consolidated Statement of Cash Flows and the reconciliation of this amount to total capital and exploratory expenditures, are presented in the following table.

                                                                Year ended December 31
                                                       -------------------------------
                                                            1999       1998       1997
--------------------------------------------------------------------------------------
Additions to properties,
         plant and equipment .........................   $ 5,018    $ 3,678    $ 3,840
Additions to investments .............................       449        306        153
Payments for other liabilities
         and assets, net(1)...........................    (1,101)      (104)       (94)
--------------------------------------------------------------------------------------
Capital expenditures .................................     4,366      3,880      3,899
Expensed exploration expenditures ....................       413        438        462
Payments of long-term debt
         and other financing obligations(2)...........       572          2          6
--------------------------------------------------------------------------------------
         Capital and exploratory expenditures,
                  excluding equity affiliates ........   $ 5,351    $ 4,320    $ 4,367
======================================================================================

(1) 1999 includes liabilities assumed in acquisitions of Rutherford-Moran Oil Corporation and Petrolera Argentina San Jorge S.A
(2) 1999 includes obligations assumed in acquisition of Rutherford-Moran Oil Corporation and other capital lease additions.

Note 5. STOCKHOLDERS' EQUITY
Retained earnings at December 31, 1999 and 1998, include $2,048 and $2,121, respectively, for the company's share of undistributed earnings of equity affiliates.

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

The Rights will expire in November 2008, or they may be redeemed by the company at 1 cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the company. Five million shares of the company's preferred stock have been designated Series A Participating Preferred Stock and reserved for issuance upon exercise of the Rights. No event during 1999 made the Rights exercisable. Rights associated with a 1988 dividend distribution expired in 1998.

Note 6. FINANCIAL AND DERIVATIVE INSTRUMENTS
Off-Balance-Sheet Risk
The company utilizes a variety of derivative instruments, both financial and commodity-based, as hedges to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. Relatively straightforward and involving little complexity, the derivative instruments consist mainly of futures contracts traded on the New York Mercantile Exchange and the International Petroleum Exchange and of both crude and natural gas swap contracts entered into principally with major financial institutions. The futures contracts hedge anticipated crude oil purchases and sales and product sales, generally forecast to occur within a 60- to 90-day period. Crude oil swaps are used to hedge sales forecasted to occur within the next four years. The terms of the swap contracts have maturities of the same period. Natural gas swaps are used primarily to hedge firmly committed sales, and the terms of the swap contracts held at year-end 1999 had an average remaining maturity of 58 months. Gains and losses on these derivative instruments offset and are recognized in income concurrently with the recognition of the underlying physical transactions.

In addition, the company in 1998 entered into managed programs using swaps and options to take advantage of perceived opportunities for favorable price movements in natural gas. The results of these programs were reflected in income and were not material in 1998. The company enters into forward exchange contracts, generally with terms of 90 days or less, as a hedge against some of its foreign currency exposures, primarily anticipated purchase transactions forecasted to occur within 90 days.

The company enters into interest rate swaps as part of its overall strategy to manage the interest rate risk on its debt. Under the terms of the swaps, net cash settlements, based on the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts, are made semiannually and are recorded monthly as "Interest and debt expense." At December 31, 1999, there was one outstanding contract, with a remaining term of five years and six months.

Concentrations of Credit Risk
The company's financial instruments that are exposed to concentrations of credit
risk  consist  primarily  of  its  cash  equivalents,   marketable   securities,
derivative financial instruments and trade receivables.

The company's short-term investments are placed with a wide array of financial institutions with high credit ratings. This diversified investment policy limits the company's exposure both to credit risk and to concentrations of credit risk. Similar standards of diversity and creditworthiness are applied to the company's counterparties in derivative instruments.

The trade receivable balances, reflecting the company's diversified sources of revenue, are dispersed among the company's broad customer base worldwide. As a consequence, concentrations of credit risk are limited. The company routinely assesses the financial strength of its customers. Letters of credit, or negotiated contracts when the financial strength of a customer is not considered sufficient, are the principal securities obtained to support lines of credit.

Fair Value
Fair values are derived either from quoted market prices where available or, in their absence, the present value of the expected cash flows. The fair values reflect the cash that would have been received or paid if the instruments were settled at year-end. At December 31, 1999 and 1998, the fair values of the financial and derivative instruments were:

Long-term debt of $2,449 and $1,403 had estimated fair values of $2,430 and $1,485.

The notional principal amounts of the interest rate swaps totaled $350 and $700, with approximate fair values totaling $11 and $(21). The notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms.

The company holds cash equivalents and U.S. dollar marketable securities in domestic and offshore portfolios. Eurodollar bonds, floating-rate notes, time deposits and commercial paper are the primary instruments held. Cash equivalents and marketable securities had fair values of $1,762 and $1,206. Of these balances, $1,075 and $362 classified as cash equivalents had average maturities under 90 days, while the remainder, classified as marketable securities, had average maturities of approximately three years and two years.

For other derivatives the contract or notional values were as follows: Crude oil and products futures had net contract values of $143 and $33. Forward exchange contracts had contract values of $123 and $180. Gas swap contracts are based on notional gas volumes of approximately 44 and 67 billion cubic feet. Crude oil swap contracts are based on notional crude volumes of approximately 9 million barrels. Fair values for all of these derivatives were not material in 1999 and 1998. Deferred gains and losses that were accrued on the Consolidated Balance Sheet were not material.

Note 7. SUMMARIZED FINANCIAL DATA - CHEVRON U.S.A. INC.
At December 31, 1999, Chevron U.S.A. Inc. was Chevron's principal operating company, consisting primarily of its U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and, effective February 1, 1998, the majority of its worldwide petrochemicals operations. In 1999, these operations were conducted primarily by three divisions: Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented below.

                                            Year ended December 31
                                       ---------------------------
                                          1999      1998      1997
------------------------------------------------------------------
Sales and other operating revenues     $28,957   $24,440   $28,130
Total costs and other deductions ...    28,329    24,338    26,354
Net income .........................       885       346     1,484
==================================================================

                                   At December 31
                              -------------------
                                  1999       1998*
-------------------------------------------------
Current assets ....            $ 3,889    $ 3,227
Other assets ......             19,403     18,330
Current liabilities              4,676      3,809
Other liabilities .              8,455      6,541
Net equity ........             10,161     11,207
=================================================
Memo: Total Debt               $ 7,462    $ 3,546

* Certain amounts have been reclassified to conform to current presentation.

The primary cause of the reduction in net equity from 1998 to 1999 was a return of $2,000 of capital to Chevron Corporation in exchange for a loan.

Note 8. SUMMARIZED FINANCIAL DATA - CHEVRON TRANSPORT CORPORATION LIMITED Effective July 1999, Chevron Transport Corporation, a Liberian corporation, was merged into Chevron Transport Corporation Limited (CTC), a Bermuda corporation, which assumed all of the assets and liabilities of

Note 8. SUMMARIZED FINANCIAL DATA - CHEVRON TRANSPORT CORPORATION LIMITED - Continued

Chevron Transport Corporation. CTC is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This information was derived from the financial statements prepared on a stand-alone basis in conformity with generally accepted accounting principles.

During 1999, CTC's parent contributed an additional $62 of paid-in capital. Separate CTC financial statements and other disclosures are omitted, as such information is not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at December 31, 1999.

                                        Year ended December 31
                                      ------------------------
                                         1999     1998    1997
--------------------------------------------------------------
Sales and other operating revenues..    $ 504    $ 573   $ 544
Total costs and other deductions ...      572      580     557
Net (loss) income ..................      (50)      17      28
==============================================================

                                        At December 31
                                     -----------------
                                      1999        1998
------------------------------------------------------
Current assets .........              $184        $270
Other assets ...........               742         982
Current liabilities.....               580         898
Other liabilities ......               264         284
Net equity .............                82          70
======================================================

Note 9. OPERATING SEGMENTS AND GEOGRAPHIC DATA
Chevron manages its exploration and production; refining, marketing and transportation; and chemicals businesses separately. The company's primary country of operation is the United States, its country of domicile. The remainder of the company's operations is reported as International (outside the United States), since its activities in no other country meet the requirements for separate disclosure.

In February 2000, Chevron and Phillips Petroleum Company signed a letter of intent and exclusivity agreement to combine most of their chemicals businesses in a joint venture. Each company will own 50 percent of the joint venture, which would have had 1999 sales of $6,000 and is expected to have total assets of about $6,000. The combination is subject to final approval of the companies' boards of directors, signing of definitive agreements and regulatory review, all of which are expected to be completed by mid-2000.

Segment Earnings
The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; instead, operating segments are billed only for direct corporate services. Nonbillable costs remain as corporate center expenses.
After-tax segment operating earnings for the years 1999, 1998 and 1997 are presented in the following table.

                                              Year ended December 31
                                      ------------------------------
                                          1999       1998       1997
--------------------------------------------------------------------
EXPLORATION AND PRODUCTION
         United States .............   $   526    $   365    $ 1,001
         International .............     1,093        707      1,252
--------------------------------------------------------------------
TOTAL EXPLORATION
         AND PRODUCTION ............     1,619      1,072      2,253
--------------------------------------------------------------------
REFINING, MARKETING
         AND TRANSPORTATION
         United States .............       357        572        601
         International .............        74         28        298
--------------------------------------------------------------------
TOTAL REFINING, MARKETING
         AND TRANSPORTATION ........       431        600        899
--------------------------------------------------------------------
CHEMICALS
         United States .............        44         79        138
         International .............        65         43         90
--------------------------------------------------------------------
TOTAL CHEMICALS ....................       109        122        228
--------------------------------------------------------------------
TOTAL SEGMENT INCOME ...............     2,159      1,794      3,380
--------------------------------------------------------------------
Interest Expense ...................      (333)      (270)      (189)
Interest Income ....................        21         63         75
Other ..............................       223       (248)       (10)
--------------------------------------------------------------------
         NET INCOME ................   $ 2,070    $ 1,339    $ 3,256
====================================================================
         NET INCOME - UNITED STATES    $   976    $   642    $ 1,622
         NET INCOME - INTERNATIONAL    $ 1,094    $   697    $ 1,634
--------------------------------------------------------------------
         TOTAL NET INCOME ..........   $ 2,070    $ 1,339    $ 3,256
====================================================================

Segment Assets
Segment assets do not include intercompany investments or intercompany receivables. "All Other" assets consist primarily of worldwide cash and marketable securities, company real estate, information systems, and coal mining assets. Segment assets at year-end 1999 and 1998 are as follows.

                                  At December 31
                              ------------------
                                  1999      1998
------------------------------------------------
EXPLORATION AND PRODUCTION
         United States .....   $ 5,566   $ 6,026
         International .....    13,748    10,794
------------------------------------------------
TOTAL EXPLORATION
         AND PRODUCTION ....    19,314    16,820
------------------------------------------------
REFINING, MARKETING
         AND TRANSPORTATION
         United States .....     8,178     8,084
         International .....     3,609     3,559
------------------------------------------------
TOTAL REFINING, MARKETING
         AND TRANSPORTATION     11,787    11,643
------------------------------------------------
CHEMICALS
         United States .....     3,303     3,045
         International .....       923       828
------------------------------------------------
TOTAL CHEMICALS ............     4,226     3,873
------------------------------------------------
TOTAL SEGMENT ASSETS .......    35,327    32,336
------------------------------------------------
ALL OTHER
         United States .....     3,474     2,467
         International .....     1,867     1,737
------------------------------------------------
TOTAL All OTHER ............     5,341     4,204
------------------------------------------------
TOTAL ASSETS - UNITED STATES    20,521    19,622
TOTAL ASSETS - INTERNATIONAL    20,147    16,918
------------------------------------------------
         TOTAL ASSETS ......   $40,668   $36,540
================================================

Note 9. OPERATING SEGMENTS AND GEOGRAPHIC DATA
- Continued

Segment Income Taxes
Segment income tax expenses for the years 1999, 1998 and 1997 are as follows.

                                           Year ended December 31
                                    -----------------------------
                                       1999       1998       1997
-----------------------------------------------------------------
EXPLORATION AND PRODUCTION
         United States ..........   $   266    $   164    $   559
         International ..........     1,341        595      1,488
-----------------------------------------------------------------
TOTAL EXPLORATION
         AND PRODUCTION .........     1,607        759      2,047
-----------------------------------------------------------------
REFINING, MARKETING
         AND TRANSPORTATION
         United States ..........       135        309        346
         International ..........        41         54          6
-----------------------------------------------------------------
TOTAL REFINING, MARKETING
         AND TRANSPORTATION .....       176        363        352
-----------------------------------------------------------------
CHEMICALS
         United States ..........       (13)        25         77
         International ..........        45         14         57
-----------------------------------------------------------------
TOTAL CHEMICALS .................        32         39        134
-----------------------------------------------------------------
         All Other ..............      (237)      (666)      (287)
-----------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE   $ 1,578    $   495    $ 2,246
=================================================================

Segment Sales and Other Operating Revenues
Revenues for the exploration and production segments are derived primarily from the production of crude oil and natural gas. Revenues for the refining, marketing and transportation segments are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Chemicals segment revenues are derived from the manufacture and sale of petrochemicals, plastic resins, and lube oil and fuel additives.

"All Other" activities include corporate administrative costs, worldwide cash management and debt financing activities, coal mining operations, insurance operations, and real estate activities.

Reportable operating segment sales and other operating revenues, including internal transfers, for the years 1999, 1998 and 1997 are presented in the table that follows. Sales from the transfer of products between segments are at estimated market prices.

                                                                      Year ended December 31
                                                             -------------------------------
                                                                1999       1998(1)      1997(1)
--------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
United States
         Crude oil ......................................    $     -     $     -     $    (3)
         Natural gas ....................................      1,578       1,599       1,978
         Natural gas liquids ............................        159         128         185
         Other ..........................................          8          12          20
         Intersegment ...................................      1,985       1,453       4,362
                                                            --------------------------------
         Total United States ............................      3,730       3,192       6,542
--------------------------------------------------------------------------------------------
International
         Refined products ...............................          2           1           2
         Crude oil ......................................      2,586       1,761       2,790
         Natural gas ....................................        678         505         590
         Natural gas liquids ............................        116          89         170
         Other ..........................................        205         130         116
         Intersegment ...................................      2,876       1,984       2,810
                                                            --------------------------------
         Total International ............................      6,463       4,470       6,478
--------------------------------------------------------------------------------------------
                  TOTAL EXPLORATION
                           AND PRODUCTION ...............     10,193       7,662      13,020
--------------------------------------------------------------------------------------------
REFINING, MARKETING
         AND TRANSPORTATION
United States
         Refined products ...............................     12,765      10,148      12,586
         Crude oil ......................................      3,618       2,971       4,531
         Natural gas liquids ............................        133         100         158
         Other ..........................................        654         622         592
         Excise taxes ...................................      3,702       3,503       3,386
         Intersegment ...................................        366         216         313
                                                            --------------------------------
         Total United States ............................     21,238      17,560      21,566
--------------------------------------------------------------------------------------------
International
         Refined products ...............................        975       1,312       2,998
         Crude oil ......................................      3,874       3,049       3,978
         Natural gas liquids ............................         24           5          40
         Other ..........................................        248         299         390
         Excise taxes ...................................        178         213       2,188
         Intersegment ...................................         16          20          15
                                                            --------------------------------
         Total International ............................      5,315       4,898       9,609
--------------------------------------------------------------------------------------------
                  TOTAL REFINING, MARKETING
                           AND TRANSPORTATION ...........     26,553      22,458      31,175
--------------------------------------------------------------------------------------------
CHEMICALS
United States
         Products .......................................      2,794       2,468       2,933
         Excise taxes ...................................          2           2           -
         Intersegment ...................................        162         121         112
                                                            --------------------------------
         Total United States ............................      2,958       2,591       3,045
--------------------------------------------------------------------------------------------
International
         Products .......................................        715         568         559
         Other ..........................................         35          18          28
         Excise taxes ...................................         28          38          13
         Intersegment ...................................          1           1           2
                                                            --------------------------------
         Total International ............................        779         625         602
--------------------------------------------------------------------------------------------
                  TOTAL CHEMICALS .......................      3,737       3,216       3,647
--------------------------------------------------------------------------------------------
ALL OTHER
United States - Coal ....................................        360         399         359
United States - Other ...................................          8          (1)          8
International ...........................................          3           4           1
Intersegment - United States ............................         55          52          47
Intersegment - International ............................          4           2           -
--------------------------------------------------------------------------------------------
                  TOTAL ALL OTHER .......................        430         456         415
--------------------------------------------------------------------------------------------
Sales and Other Operating Revenues
         - United States ................................     28,349      23,793      31,567
         - International ................................     12,564       9,999      16,690
--------------------------------------------------------------------------------------------
Total Segment Sales and
         Other Operating Revenues .......................     40,913      33,792      48,257
--------------------------------------------------------------------------------------------
Elimination of Intersegment Sales .......................     (5,465)     (3,849)     (7,661)
--------------------------------------------------------------------------------------------
Total Sales and
         Other Operating Revenues .......................    $35,448     $29,943     $40,596
============================================================================================

(1) Certain amounts have been restated to conform to the 1999 presentation

Other Segment Information
Investments in and earnings from affiliated companies are included in the segments in which the affiliates operate. Dynegy Inc. is included in U.S.
exploration and production, P.T.   Caltex  Pacific   Indonesia  (CPI)  and
Tengizchevroil (TCO) are included in International exploration and production, and Caltex Corporation is included in International refining, marketing and transportation. The company's other affiliates are not material to any segment's assets or results of operations. Information on equity affiliates, including carrying value and equity earnings, is included in Note 12.

Additions to long-lived assets and depreciation expense, by operating segment, are included in Note 13.

Note 10. LITIGATION
The company is a party, along with other oil companies, to numerous lawsuits and claims, including actions challenging oil and gas royalty and severance tax payments based on posted prices, and actions related to the use of the chemical MTBE in certain oxygenated gasolines. In some of these actions, plaintiffs may seek to recover large and sometimes unspecified amounts. In others, the plaintiffs may seek to have the company perform specific actions, including remediation of alleged damages. These matters may remain unresolved for several years, and it is not practical to estimate a range of possible loss. Although losses could be material with respect to earnings in any given period, management believes that resolution of these matters will not result in any significant liability to the company in relation to its consolidated financial position or have a significant effect on its liquidity.

In a lawsuit in Los Angeles, Calif., brought in 1995, the company and five other oil companies are contesting the validity of a patent granted to Unocal Corporation (Unocal) for certain types of reformulated gasoline, which the company sells in California during certain months of the year. The first two phases of the trial were concluded in 1997, with the jury upholding the validity of the patent and assessing damages at the rate of 5.75 cents per gallon of gasoline produced in infringement of the patent between March 1 and July 1, 1996. In the third phase of the trial, the judge heard evidence to determine if the patent was enforceable. In 1998, the judge ruled the patent was enforceable. The defendants filed an appeal in January 1999 and oral arguments were made before the court in July 1999. While the ultimate outcome of this matter cannot be determined with certainty, the company believes Unocal's patent is invalid and any unfavorable rulings should be reversed upon appeal. Unocal also has filed for additional patents for alternate formulations. Should the jury's finding and Unocal's patent ultimately be upheld, the company's financial exposure includes royalties, plus interest, for past production of gasoline that is ruled to have infringed the applicable patent and royalty payments for any future production of gasoline that infringes this patent. The effect of unfavorable rulings with respect to future reformulated gasoline production would depend on the availability of alternate formulations and the industry's ability to recover additional costs of production through prices charged to its customers. The company believes that its ultimate exposure in this matter will not materially affect its financial position or liquidity, although the costs of resolution of any unfavorable ruling could be material with respect to earnings in any given period.

Note 11. LEASE COMMITMENTS
Certain noncancelable leases are classified as capital leases, and the leased assets are included as part of "Properties, plant and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows.

                                               At December 31
                                        ---------------------
                                                1999     1998
-------------------------------------------------------------
Exploration and Production  ..........         $  86    $   5
Refining, Marketing and Transportation           779      757
-------------------------------------------------------------
         Total .......................           865      762
Less: accumulated amortization .......           425      398
-------------------------------------------------------------
Net capitalized leased assets ........         $ 440    $ 364
=============================================================

Rental expenses incurred for operating leases during 1999, 1998 and 1997 were as follows.

                                                Year ended December 31
                                 -------------------------------------
                                    1999           1998           1997
----------------------------------------------------------------------
Minimum rentals ............        $465           $503           $443
Contingent rentals .........           3              5              5
----------------------------------------------------------------------
         Total .............         468            508            448
Less: sublease rental income           3              3              5
----------------------------------------------------------------------
Net rental expense .........        $465           $505           $443
======================================================================

At December 31, 1999, the future minimum lease payments under operating and capital leases are as follows.


                                              At December 31
                                  --------------------------
                                    Operating        Capital
                                       Leases         Leases
------------------------------------------------------------
               Year
               2000                    $  157         $   81
               2001                       180             77
               2002                       180             72
               2003                       178            103
               2004                       177             46
Thereafter                                312            889
------------------------------------------------------------
Total                                  $1,184          1,268
=============================================
  Less: amounts representing interest
           and executory costs                           625
------------------------------------------------------------
  Net present values                                     643
  Less: capital lease obligations
           included in short-term debt                   332
------------------------------------------------------------
  Long-term capital lease obligations                 $  311
============================================================
  Future sublease rental income        $    1         $    -
============================================================

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

Tengizchevroil (TCO) is a joint venture formed in 1993 to develop the Tengiz and Korolev oil fields in Kazakhstan over a 40-year period. Chevron's ownership was reduced from 50 percent to 45 percent in April 1997 through a sale of a portion of its interest. The company has an obligation of $420, payable to the Republic of Kazakhstan upon the attainment of a dedicated export system with the capability of the greater of 260,000 barrels of oil per day or TCO's production capacity. This amount was included in the value of the investment, as the company believed at the time, and continues to believe, that its payment is beyond a reasonable doubt given the original intent and continuing commitment of both parties to realizing the full potential of the venture over its 40-year life.

Chevron owns 28 percent of Dynegy Inc., a gatherer, processor, transporter and marketer of energy products in North America and the United Kingdom. These products include natural gas, natural gas liquids, crude oil and electricity. The market value of Chevron's shares of Dynegy common stock at December 31, 1999, was $1,133 based on quoted closing market prices. In February 2000, Dynegy completed a merger with Illinova Corporation, an energy services holding company in Illinois. Chevron increased its investment by $200 to maintain a 28 percent ownership in the merged company.

The company received dividends and distributions of $268, $254 and $335 in 1999, 1998 and 1997, respectively, including $212, $167 and $207 from the Caltex Group. During 1998, Dynegy repaid a $155 loan from Chevron, which is reflected as a decrease in the company's investment in the affiliate.

The company's transactions with affiliated companies are summarized in the table that follows. These are primarily for the purchase of Indonesian crude oil from CPI, the sale of crude oil and products to Caltex Corporation's refining and marketing companies, the sale of natural gas to Dynegy, and the purchase of natural gas and natural gas liquids from Dynegy.

"Accounts and notes receivable" in the Consolidated Balance Sheet include $277 and $156 at December 31, 1999 and 1998, respectively, of amounts due from affiliated companies. "Accounts payable" includes $53 and $41 at December 31, 1999 and 1998, respectively, of amounts due to affiliated companies.

                                             Year ended December 31
                                         --------------------------
                                             1999     1998     1997
-------------------------------------------------------------------
Sales to Caltex Group ..................   $  687   $  772   $1,335
Sales to Dynegy Inc. ...................    1,407    1,307    1,822
Sales to Fuel & Marine Marketing LLC* ..      234       22        -
Sales to other affiliates ..............       12        4        8
-------------------------------------------------------------------
         Total sales to affiliates  ....   $2,340   $2,105   $3,165
===================================================================
Purchases from Caltex Group ............   $  867   $  681   $  932
Purchases from Dynegy Inc. .............      785      642      854
Purchases from other affiliates ........        6        2       16
-------------------------------------------------------------------
         Total purchases from affiliates   $1,658   $1,325   $1,802
===================================================================

* Affiliate formed in November 1998 owned 31 percent by Chevron.

Equity in earnings, together with investments in and advances to companies accounted for using the equity method, and other investments accounted for at or below cost, are as follows.

                              Investments and Advances          Equity in Earnings
                             -----------------------------------------------------
                                        At December 31      Year ended December 31
                             -----------------------------------------------------
                                    1999          1998     1999     1998      1997*
----------------------------------------------------------------------------------
  Exploration and Production
    Tengizchevroil ........       $1,722        $1,455   $  177   $   60    $  169
    Caltex Group ..........          455           452      139      107       171
    Dynegy Inc. ...........          351           265       51       49       (17)
    Other .................          198           134       32        4        13
----------------------------------------------------------------------------------
    Total Exploration
             and Production        2,726         2,306      399      220       336
----------------------------------------------------------------------------------
  Refining, Marketing and Transportation
    Caltex Group ..........        1,683         1,751       56      (36)      252
    Other .................          379           124       70       24        57
----------------------------------------------------------------------------------
    Total Refining,
             Marketing and
             Transportation        2,062         1,875      126      (12)      309
----------------------------------------------------------------------------------
  Chemicals ...............          145           135        1        -        25
  All Other ...............           31            74        -       20        18
----------------------------------------------------------------------------------
    Total Equity Method ...       $4,964        $4,390   $  526   $  228    $  688
----------------------------------------------------------------------------------
  Other at or Below Cost ..          267           214
    Total Investments and
             Advances  ....       $5,231        $4,604
==================================================================================

* Reclassified to conform to the 1998 presentation.

The following tables summarize the combined financial information for the Caltex Group and all of the other equity-method companies, together with Chevron's share. Amounts shown for the affiliates are 100 percent.


                                                  Caltex Group              Other Affiliates               Chevron's Share
                                  ----------------------------------------------------------------------------------------
Year ended December 31                1999      1998*     1997*     1999      1998      1997      1999      1998*     1997*
--------------------------------------------------------------------------------------------------------------------------
Total revenues .................   $14,915   $11,506   $15,699   $20,645   $16,842   $16,574   $13,660   $11,194   $12,717
Total costs and other deductions    14,134    10,986    14,489    19,805    16,430    15,770    12,863    10,672    11,789
Net income .....................       390       143       846       610       295       556       526       228       688
==========================================================================================================================

                                                  Caltex Group              Other Affiliates               Chevron's Share
                                  ----------------------------------------------------------------------------------------
At December 31 .................      1999      1998      1997      1999      1998      1997      1999      1998      1997
--------------------------------------------------------------------------------------------------------------------------
Current assets .................   $ 4,928   $ 1,974   $ 2,521   $ 4,640   $ 3,326   $ 3,232   $ 3,962   $ 2,015   $ 2,289
Other assets ...................     5,381     7,683     7,193    10,255     8,868     6,713     6,009     6,663     5,971
Current liabilities ............     3,395     2,840     2,991     3,709     2,723     2,565     2,665     2,162     2,232
Other liabilities ..............     2,638     2,420     2,131     8,362     7,147     5,448     2,342     2,126     1,740
Net equity .....................     4,276     4,397     4,592     2,824     2,324     1,932     4,964     4,390     4,288
==========================================================================================================================

*Caltex "Total revenues" and "Total costs and other deductions" have been reclassified to net certain offsetting trading sale and purchase contracts. The reclassifications conform to the 1999 presentation and have no impact on net income.

Note 13. PROPERTIES, PLANT AND EQUIPMENT

                                                                 At December 31                          Year ended December 31
                           ----------------------------------------------------  ----------------------------------------------
                              Gross Investment at Cost           Net Investment     Additions at Cost(1)   Depreciation Expense
                           --------------------------- ------------------------  ----------------------  ----------------------
                                 1999    1998     1997     1999    1998    1997    1999    1998    1997    1999    1998    1997
-------------------------------------------------------------------------------------------------------------------------------
Exploration and Production
United States                 $17,947 $18,372  $18,104  $ 4,709 $ 5,237 $ 5,052  $  710  $1,000  $1,166  $1,130  $  818  $  887
International                  15,876  12,755   11,752    9,465   7,148   6,691   3,251   1,221   1,310     851     730     634
-------------------------------------------------------------------------------------------------------------------------------
Total Exploration
 and Production                33,823  31,127   29,856   14,174  12,385  11,743   3,961   2,221   2,476   1,981   1,548   1,521
-------------------------------------------------------------------------------------------------------------------------------
Refining, Marketing
 and Transportation
United States                  12,025  11,793   11,378    6,196   6,268   6,186     515     665     538     478     483     464
International                   1,838   2,005    2,063    1,030   1,139   1,210      30      50      57      79      81     111
-------------------------------------------------------------------------------------------------------------------------------
Total Refining, Marketing
 and Transportation            13,863  13,798   13,441    7,226   7,407   7,396     545     715     595     557     564     575
-------------------------------------------------------------------------------------------------------------------------------
Chemicals
United States                   3,689   3,436    3,039    2,354   2,211   1,931     326     385     470     174     109      92
International                     714     662      549      453     414     309      59     116     157      19      10      12
-------------------------------------------------------------------------------------------------------------------------------
Total Chemicals                 4,403   4,098    3,588    2,807   2,625   2,240     385     501     627     193     119     104
-------------------------------------------------------------------------------------------------------------------------------
All Other(2)                    2,123   2,314    2,348    1,110   1,312   1,292     103     202     110     135      89     100
-------------------------------------------------------------------------------------------------------------------------------
Total United States            35,783  35,915   34,867   14,369  15,028  14,461   1,654   2,252   2,284   1,917   1,499   1,543
Total International            18,429  15,422   14,366   10,948   8,701   8,210   3,340   1,387   1,524     949     821     757
-------------------------------------------------------------------------------------------------------------------------------
Total                         $54,212 $51,337  $49,233  $25,317 $23,729 $22,671  $4,994  $3,639  $3,808  $2,866  $2,320  $2,300
===============================================================================================================================

(1) Net of dry hole expense related to prior years' expenditures of $126, $40 and $31 in 1999, 1998 and 1997, respectively.
(2) Primarily coal and real estate assets and management information systems.

Note 14. TAXES

                                                   Year ended December 31
                                              ---------------------------
                                                   1999     1998     1997
-------------------------------------------------------------------------
Taxes other than on income
         United States
                  Excise taxes on products
                           and merchandise       $3,704   $3,505   $3,386
                  Property and other
                           miscellaneous taxes      272      262      274
                  Payroll taxes ..............      119      129      123
                  Taxes on production ........       94       92      118
-------------------------------------------------------------------------
                           Total United States    4,189    3,988    3,901
-------------------------------------------------------------------------
         International
                  Excise taxes on products
                           and merchandise ...      206      251    2,201
                  Property and other
                           miscellaneous taxes      145      137      185
                  Payroll taxes ..............       32       26       23
                  Taxes on production ........       14        9       10
-------------------------------------------------------------------------
                           Total International      397      423    2,419
-------------------------------------------------------------------------
Total taxes other than on income .............   $4,586   $4,411   $6,320
=========================================================================

U.S. federal income tax expense was reduced by $89, $84 and $93 in 1999, 1998 and 1997, respectively, for low-income housing and other business tax credits.

In 1999, before-tax income, including related corporate and other charges, for U.S. operations was $1,254, compared with $728 in 1998 and $2,054 in 1997. For international operations, before-tax income was $2,394, $1,106 and $3,448 in 1999, 1998 and 1997, respectively.

The deferred income tax provisions included costs of $788, $470 and $304 related to properties, plant and equipment in 1999, 1998 and 1997, respectively.

                                                          Year ended December 31
                                                  ------------------------------
                                                      1999       1998       1997
--------------------------------------------------------------------------------
Taxes on income
         U.S. federal
                  Current   ....................   $   135    $  (176)   $   369
                  Deferred .....................       145         71        357
         State and local .......................       (14)        20         81
--------------------------------------------------------------------------------
                           Total United States .       266        (85)       807
--------------------------------------------------------------------------------
         International
                  Current ......................     1,231        385      1,174
                  Deferred .....................        81        195        265
--------------------------------------------------------------------------------
                           Total International .     1,312        580      1,439
--------------------------------------------------------------------------------
                           Total taxes on income   $ 1,578    $   495    $ 2,246
================================================================================

The company's effective income tax rate varied from the U.S. statutory federal income tax rate because of the following.

                                                            Year ended December 31
                                                     -----------------------------
                                                        1999       1998       1997
----------------------------------------------------------------------------------
Statutory U.S. federal income tax rate ..........       35.0%      35.0%      35.0%
Effect of income taxes from international
         operations in excess of taxes at the
         U.S. statutory rate ....................       15.6        7.6        9.6
State and local taxes on income, net
         of U.S. federal income tax benefit             (0.2)       0.2        1.3
Prior-year tax adjustments  .....................          -       (4.5)      (0.3)
Tax credits .....................................       (2.4)      (4.6)      (1.7)
Other ...........................................       (2.2)      (6.4)      (1.7)
----------------------------------------------------------------------------------
                  Consolidated companies ........       45.8       27.3       42.2
Effect of recording equity in income
         of certain affiliated companies
         on an after-tax basis ..................       (2.5)      (0.3)      (1.4)
----------------------------------------------------------------------------------
                  Effective tax rate ............       43.3%      27.0%      40.8%
==================================================================================

The increase in the 1999 effective tax rate from the prior year is primarily due to increased foreign taxes on higher foreign earnings in 1999 compared with 1998. Additional increases in the effective tax rate in 1999 were from tax credits as a smaller proportion of before-tax income in 1999 than 1998 and from less beneficial prior-period tax adjustments on the 1998 tax return compared with the 1997 tax return. The other effects on the 1999 effective tax rate include settlement of outstanding issues, utilization of additional capital loss benefits and permanent differences. These factors were slightly offset by the effect of lower taxable income received from equity affiliates in 1999.

The company records its deferred taxes on a tax-jurisdiction basis and classifies those net amounts as current or noncurrent based on the balance sheet classification of the related assets or liabilities.

At  December  31,  1999  and  1998,   deferred  taxes  were  classified  in  the
Consolidated Balance Sheet as follows.


                                                At December 31
                                           -------------------
                                               1999       1998
--------------------------------------------------------------
Prepaid expenses and other current assets   $  (546)   $   (30)
Deferred charges and other assets .......      (195)      (264)
Federal and other taxes on income .......         1          -
Noncurrent deferred income taxes ........     5,010      3,645
--------------------------------------------------------------
         Total deferred income taxes, net   $ 4,270    $ 3,351
==============================================================

The reported deferred tax balances are composed of the following deferred tax liabilities (assets).


                                                     At December 31
                                          -------------------------
                                             1999              1998
-------------------------------------------------------------------
Properties, plant and equipment .......   $ 5,800           $ 5,150
Inventory .............................       149               144
Miscellaneous .........................       190               184
-------------------------------------------------------------------
         Total deferred tax liabilities     6,139             5,478
-------------------------------------------------------------------
Abandonment/environmental reserves ....      (611)             (774)
Employee benefits .....................      (611)             (592)
AMT/other tax credits .................      (588)             (354)
Other accrued liabilities .............      (195)             (408)
Miscellaneous .........................      (316)             (294)
-------------------------------------------------------------------
         Total deferred tax assets ....    (2,321)           (2,422)
-------------------------------------------------------------------
Deferred tax assets valuation allowance       452               295
-------------------------------------------------------------------
         Total deferred taxes, net ....   $ 4,270           $ 3,351
===================================================================


It is the company's policy for subsidiaries included in the U.S. consolidated tax return to record income tax expense as though they filed separately, with the parent recording the adjustment to income tax expense for the effects of consolidation.

Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $4,602 at December 31, 1999. Substantially all of this amount represents earnings reinvested as part of the company's ongoing business. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. The company estimates withholding taxes of approximately $187 would be payable upon remittance of these earnings.

Note 15. SHORT-TERM DEBT
Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.

The company has entered into interest rate swaps on a portion of its short-term debt. At December 31, 1999 and 1998, the company had swapped notional amounts of $350 and $700 of floating rate debt to fixed rates. The effect of these swaps on the company's interest expense was not material.

                                                            At December 31
                                                --------------------------
                                                    1999              1998
--------------------------------------------------------------------------
Commercial paper(1) ..........................   $ 5,265           $ 4,875
Current maturities of long-term debt .........       127               123
Current maturities of long-term capital leases        35                33
Redeemable long-term obligations
         Long-term debt ......................       301               301
         Capital leases ......................       297               273
Notes payable(2)..............................       134               285
--------------------------------------------------------------------------
         Subtotal(3)..........................     6,159             5,890
Reclassified to long-term debt ...............    (2,725)           (2,725)
--------------------------------------------------------------------------
         Total short-term debt ...............   $ 3,434           $ 3,165
==========================================================================

(1) Weighted-average interest rates at December 31, 1999 and 1998, were 6.0 percent and 5.6 percent, respectively, including the effect of interest rate swaps.
(2) Includes $10 guarantee of ESOP debt.
(3) Weighted-average interest rates at December 31, 1999 and 1998, were 5.8 percent for both years, including the effect of interest rate swaps.

Note 16. LONG-TERM DEBT
Chevron has three "shelf" registrations on file with the Securities and Exchange Commission that together would permit the issuance of $2,800 of debt securities pursuant to Rule 415 of the Securities Act of 1933.

At year-end 1999, the company had $4,750 of committed credit facilities with banks worldwide, $2,725 of which had termination dates beyond one year. The facilities support the company's commercial paper borrowings. Interest on borrowings under the terms of specific agreements may be based on the London Interbank Offered Rate, the Reserve Adjusted Domestic Certificate of Deposit Rate, or bank prime rate. No amounts were outstanding under these credit agreements during the year or at year-end.

At December 31, 1999 and 1998, the company classified $2,725 of short-term debt as long-term. Settlement of these obligations is not expected to require the use of working capital in 2000 as the company has both the intent and ability to refinance this debt on a long-term basis.

Consolidated long-term debt maturing in each of the five years after December 31, 1999, is as follows: 2000-$127, 2001-$285, 2002-$172, 2003-$184 and
2004-$1,134.

                                                          At December 31
                                                    --------------------
                                                         1999       1998
------------------------------------------------------------------------
8.11% amortizing notes due 2004(1) ................   $   620    $   690
6.625% notes due 2004 .............................       495          -
7.327% amortizing notes due 2014(2)................       430          -
7.45% notes due 2004 ..............................       349        349
7.61% amortizing bank loans due 2003 ..............       143        172
LIBOR-based bank loan due 2001 ....................       134        100
7.677% notes due 2016(2)...........................        90          -
7.627% notes due 2015(2)...........................        80          -
6.92% bank loans due 2005 .........................        51         51
6.98% bank loans due 2004(2).......................        25          -
6.22% notes due 2001(2)............................        10          -
Other foreign currency obligations (6.0%)(3).......        75         94
Other long-term debt (6.6%)(3).....................        74         70
------------------------------------------------------------------------
         Total including debt due within one year .     2,576      1,526
                  Debt due within one year ........      (127)      (123)
                  Reclassified from short-term debt     2,725      2,725
------------------------------------------------------------------------
Total long-term debt ..............................   $ 5,174    $ 4,128
========================================================================

(1) Debt assumed from ESOP in 1999.
(2) Guarantee of ESOP debt.
(3) Less than $50 individually; weighted-average interest rates at December 31, 1999.

Note 17. OTHER COMPREHENSIVE INCOME
The components of changes in other comprehensive income and the related tax effects are shown below.

                                                Year ended December 31
                                             -------------------------
                                                1999     1998     1997
----------------------------------------------------------------------
Currency translation adjustment
         Before-tax change  ................   $ (43)   $  (1)   $(173)
         Tax benefit (expense) .............       -        -        -
                                               ------------------------
         Change, net of tax ................     (43)      (1)    (173)

Unrealized holding gain (loss) on securities
         Before-tax change .................      60        3       (4)
         Tax benefit (expense) .............     (31)       -        -
                                               ------------------------
         Change, net of tax ................      29        3       (4)

Minimum pension liability adjustment
         Before-tax change .................     (16)     (24)       6
         Tax benefit (expense) .............       5        9       (2)
                                               ------------------------
         Change, net of tax ................     (11)     (15)       4
----------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME
         Before-tax change   ...............   $   1    $ (22)   $(171)
         Tax benefit (expense) .............     (26)       9       (2)
                                               ------------------------
         Change, net of tax ................   $ (25)   $ (13)   $(173)
=======================================================================


Note 18. EMPLOYEE BENEFIT PLANS

Pension Plans
The company has defined benefit pension plans for most employees and provides for certain health care and life insurance plans for active and qualifying retired employees. The company's policy is to fund the minimum necessary to satisfy requirements of the Employee Retirement Income Security Act for the company's pension plans. The company's annual contributions for medical and dental benefits are limited to the lesser of actual medical claims or a defined fixed per-capita amount. Life insurance benefits are paid by the company, and annual contributions are based on actual plan experience. Nonfunded pension and postretirement benefits are paid directly when incurred; accordingly, these payments are not reflected as changes in Plan assets in the table below.

The status of the company's pension plans and other postretirement benefit plans for 1999 and 1998 is as follows.

                                                      Pension Benefits       Other Benefits
                                                  -----------------------------------------
                                                      1999        1998      1999       1998
-------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1 ................   $ 4,278     $ 4,069   $ 1,468    $ 1,362
         Service cost ..........................        99         113        21         19
         Interest cost .........................       274         275        96         93
         Plan participants' contributions ......         1           1         -          -
         Plan amendments .......................        60           -         -          -
         Actuarial (gain) loss .................      (106)        248      (112)        72
         Foreign currency exchange
                  rate changes .................       (33)        (10)        -          -
         Benefits paid .........................      (801)       (418)      (81)       (78)
         Special termination
                  benefits .....................       205           -         -          -
                                                 ------------------------------------------
Benefit obligation
         at December 31 ........................     3,977       4,278     1,392      1,468
-------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets
         at January 1 ..........................     4,741       4,454         -          -
         Actual return on plan assets ..........       720         675         -          -
         Foreign currency exchange
                  rate changes .................       (25)         (6)        -          -
         Employer contribution .................        10          11         -          -
         Plan participants' contribution .......         1           1         -          -
         Benefits paid .........................      (774)       (394)        -          -
                                                 ------------------------------------------
Fair value of plan assets
         at December 31 ........................     4,673       4,741         -          -
-------------------------------------------------------------------------------------------
Funded status ..................................       696         463    (1,392)    (1,468)
         Unrecognized net actuarial gain .......      (480)       (155)     (160)       (46)
         Unrecognized prior-service cost .......       124          88         -          -
         Unrecognized net transitional
                  assets .......................       (44)        (85)        -          -
-------------------------------------------------------------------------------------------
Total recognized at December 31 ................   $   296     $   311   $(1,552)   $(1,514)
===========================================================================================
Amounts recognized in the
         Consolidated Balance Sheet
         at December 31
                  Prepaid benefit cost .........   $   495     $   524   $     -    $     -
                  Accrued benefit liability ....      (298)       (298)   (1,552)    (1,514)
                  Intangible asset .............        10          12         -          -
                  Accumulated other
                         comprehensive income(1)        89          73         -          -
                                                 ------------------------------------------
Net amount recognized ..........................   $   296     $   311   $(1,552)   $(1,514)
===========================================================================================
Weighted-average assumptions
         as of December 31
                  Discount rate ................       7.6%        6.7%      7.8%       6.8%
                  Expected return on plan assets       9.7%        9.1%        -          -
                  Rate of compensation increase        4.5%        4.6%      4.5%       4.5%
===========================================================================================

(1) Accumulated other comprehensive income includes deferred income tax of $31 and $26 in 1999 and 1998, respectively.

For measurement purposes, separate health care cost-trend rates were used for pre-age 65 and post-age 65 retirees. The 2000 annual rates of change were assumed to be 5.2 percent and 9.7 percent, respectively, before gradually converging to the average ultimate rate of 5.0 percent in 2021 for both pre-age 65 and post-age 65. A one-percentage-point change in the assumed health care rates would have had the following effects.

                                       One-Percentage-  One-Percentage-
                                       Point Increase   Point Decrease
-----------------------------------------------------------------------
Effect on total service and interest
 cost components                               $  17            $ (19)
Effect on postretirement benefit
 obligation                                    $ 129            $(107)
=======================================================================

The components of net periodic benefit cost for 1999, 1998 and 1997 were:

                                      Pension Benefits           Other Benefits
                               ------------------------------------------------
                                1999     1998     1997     1999    1998    1997
-------------------------------------------------------------------------------
Service cost ...............   $  99    $ 113    $ 106    $  21   $  19   $  17
Interest cost ..............     274      275      274       96      93      90
Expected return on
         plan assets .......    (394)    (397)    (371)       -       -       -
Amortization of
         transitional assets     (35)     (38)     (40)       -       -       -
Amortization of prior-
         service costs .....      16       14       14        -       -       -
Recognized actuarial
         losses (gains) ....       1        4        4        2      (5)    (11)
Settlement gains ...........    (104)     (11)     (29)       -       -       -
Curtailment losses .........       7        -        -        -       -       -
Special termination
         benefit recognition     205        -       13        -       -       -
                               ------------------------------------------------
Net periodic benefit cost      $  69    $ (40)   $ (29)   $ 119   $ 107   $  96
===============================================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $428, $368 and $80, respectively, at December 31, 1999, and $408, $364 and $87, respectively at December 31, 1998.

Profit Sharing/Savings Plan
Eligible employees of the company and certain of its subsidiaries who have completed one year of service may participate in the Profit Sharing/Savings Plan. Charges to expense for the profit sharing part of the Profit Sharing/Savings Plan were $86, $60 and $79 in 1999, 1998 and 1997, respectively. Commencing in October 1997, the company's Savings Plus Plan contributions are being funded with leveraged ESOP shares.

Employee Stock Ownership Plan (ESOP)
In December 1989, the company established a leveraged ESOP as part of the Profit Sharing/Savings Plan. The ESOP Trust Fund borrowed $1,000 and purchased 28.2 million previously unissued shares of the company's common stock. In June 1999, the ESOP borrowed $25 at 6.98 percent interest, using the proceeds to pay interest due on the existing ESOP debt. In July 1999, the company's leveraged ESOP issued notes of $620 at an average interest rate of 7.42 percent, guaranteed by Chevron Corporation. The debt proceeds were paid to Chevron Corporation in exchange for Chevron's assumption of the existing 8.11 percent ESOP long-term debt of $620 million. The ESOP provides a partial prefunding of the company's future commitments to the Profit Sharing/Savings Plan, which will result in annual income tax savings for the company.

As permitted by AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the company has elected to continue its practices, which are based on Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans" and subsequent consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as deferred compensation in the Consolidated Balance Sheet and Statement of Stockholders' Equity. The company reports compensation expense equal to the ESOP debt principal repayments less dividends received by the ESOP. Interest incurred on the ESOP debt is recorded as interest expense. Dividends paid on ESOP shares are reflected as a reduction of retained earnings. All ESOP shares are considered outstanding for earnings-per-share computations.

The company recorded expense for the ESOP of $84, $58 and $53 in 1999, 1998 and 1997, respectively, including $49, $56 and $61 of interest expense related to the ESOP debt. All dividends paid on the shares held by the ESOP are used to service the ESOP debt. The dividends used were $33, $57 and $57 in 1999, 1998 and 1997, respectively.

The company made contributions to the ESOP of $64, $60 and $55 in 1999, 1998 and 1997, respectively, to satisfy ESOP debt service in excess of dividends received by the ESOP. The ESOP shares were pledged as collateral for its debt. Shares are released from a suspense account and allocated to the accounts of Plan participants, based on the debt service deemed to be paid in the year in proportion to the total of current year and remaining debt service. The charge (credit) to compensation expense was $36, $2 and $(8) in 1999, 1998 and 1997, respectively. The ESOP shares as of December 31, 1999 and 1998, were as follows.

Thousands                    1999     1998
------------------------------------------
Allocated shares           10,785   10,819
Unallocated shares         12,963   14,087
------------------------------------------
Total ESOP shares          23,748   24,906
==========================================

Management Incentive Plans
The company has two incentive plans, the Management Incentive Plan (MIP) and the Long-Term Incentive Plan (LTIP) for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. The MIP is an annual cash incentive plan that links awards to performance results of the prior year. The cash awards may be deferred by conversion to stock units or, beginning with awards deferred in 1996, stock units or other investment fund alternatives. Awards under the LTIP may take the form of, but are not limited to, stock options, restricted stock, stock units and nonstock grants. Charges to expense for the combined man-
agement incentive plans, excluding expense related to LTIP stock options, which is discussed in Note 19, "Stock Options," were $41, $28 and $55 in 1999, 1998 and 1997, respectively.

Chevron Success Sharing
The company has a program that provides eligible employees with an annual cash bonus if the company achieves certain financial and safety goals. Until 2000, the total maximum payout under the program was 8 percent of the employee's annual salary. Charges for the program were $47, $51 and $116 in 1999, 1998 and 1997, respectively. In 2000, the maximum payout under the program increases to 10 percent.

Note 19. STOCK OPTIONS
The company applies APB Opinion No. 25 and related interpretations in accounting for stock options awarded under its Broad-Based Employee Stock Option Programs and its Long-Term Incentive Plan, which are described below.

Had compensation cost for the company's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS No. 123, the company's net income and earnings per share for 1999, 1998 and 1997 would have been the pro forma amounts shown below.

                                                         1999     1998     1997
                                                    ---------------------------
         Net Income          As reported               $2,070   $1,339   $3,256
                             Pro forma                 $2,027   $1,294   $3,302

         Earnings per share  As reported - basic       $3.16    $2.05    $4.97
                                         - diluted     $3.14    $2.04    $4.95

                             Pro forma   - basic       $3.09    $1.98    $5.04
                                         - diluted     $3.08    $1.97    $5.02

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995. In addition, certain options vest over several years, and awards in future years, whose terms and conditions may vary, are anticipated.

Long-Term Incentive Plan
Stock options granted under the LTIP are generally awarded at market price on the date of grant and are exercisable not earlier than one year and not later than 10 years from the date of grant. However, a portion of the LTIP options granted in 1996 had terms similar to the broad-based employee stock options, which are described in the following table. The maximum number of shares of common stock that may be granted each year is 1 percent of the total outstanding shares of common stock as of January 1 of such year.

A summary of the status of stock options awarded under the company's LTIP, excluding awards granted with terms similar to the broad-based employee stock options, for 1999, 1998 and 1997 follows.

                                             Weighted-
                                              Average
                                 Options     Exercise
                                   (000s)       Price
-----------------------------------------------------
Outstanding at December 31, 1996   7,277       $44.84
-----------------------------------------------------
         Granted                   1,801        80.78
         Exercised                  (710)       38.65
         Forfeited                  (115)       72.18
-----------------------------------------------------
Outstanding at December 31, 1997   8,253       $52.83
-----------------------------------------------------
         Granted                   1,872        79.13
         Exercised                  (796)       40.47
         Forfeited                  (106)       80.70
-----------------------------------------------------
Outstanding at December 31, 1998   9,223       $58.91
-----------------------------------------------------
         Granted                   1,830        89.88
         Exercised                (1,298)       44.29
         Forfeited                  (152)       83.12
-----------------------------------------------------
Outstanding at December 31, 1999   9,603       $66.41
=====================================================
Exercisable at December 31
         1997                      6,502       $45.31
         1998                      7,367       $53.82
         1999                      7,839       $61.13
=====================================================

The weighted-average fair market value of options granted in 1999, 1998 and 1997 was $20.40, $21.10 and $17.64 per share, respectively. The fair market value of each option on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 5.5, 4.5 and 6.1 percent; dividend yield of 3.0, 3.1 and 2.8 percent; volatility of 20.1, 28.6 and 15.2 percent and expected life of seven years in all years.

As of December 31, 1999, 9,602,900 shares were under option at exercise prices ranging from $31.9375 to $99.75 per share. The following table summarizes information about stock options outstanding under the LTIP, excluding awards granted with terms similar to the broad-based employee stock options, at December 31, 1999.

                                   Options Outstanding                Options Exercisable
              ----------------------------------------       ----------------------------
                              Weighted-
                                Average      Weighted-                          Weighted-
Range of          Number      Remaining        Average               Number       Average
Exercise     Outstanding    Contractual       Exercise          Exercisable      Exercise
Prices            (000s)    Life (Years)         Price                (000s)        Price
-----------------------------------------------------------------------------------------
$31 to $ 41          614           2.12         $34.55                  614        $34.55
 41 to   51        3,128           4.72          45.18                3,128         45.18
 51 to   61           15           6.31          56.49                   15         56.49
 61 to   71          766           6.83          66.25                  766         66.25
 71 to   81        3,299           8.34          79.91                3,297         79.91
 81 to   91        1,758           9.80          89.80                   19         82.80
 91 to  101           23           9.55          92.14                    -            -
-----------------------------------------------------------------------------------------
$31 to $101        9,603           6.91         $66.41                7,839        $61.13
=========================================================================================

Broad-Based Employee Stock Options
In 1996, the company granted to all eligible employees an option for 150 shares of stock or equivalents at an exercise price of $51.875 per share. In addition, a portion of the awards granted under the LTIP had terms similar to the broad-based employee stock options. When the options were issued in February 1996, vesting was contingent upon one of two conditions being met: By Decem-
ber 31, 1998, the price of Chevron stock closed at or above $75.00 per share for three consecutive business days or, alternatively, the company had the highest annual total stockholder return of its competitor group for the years 1994 through 1998. The options vested in June 1997 when the share price performance condition was met.

Options for 7,204,800 shares, including similar-termed LTIP awards, were granted in 1996. Forfeitures of options for 820,050 shares and exercises of 4,171,300 reduced the outstanding option shares to 2,213,450 at December 31, 1997. In 1998, exercises of 1,361,000 and forfeitures of 10,800 had reduced the outstanding option shares to 841,650 at year-end 1998. In 1999, exercises of 740,725, forfeitures of 61,850 and expirations of 39,075 had reduced the outstanding option shares to zero at March 31, 1999, the date of expiration. Under APB Opinion No. 25, the company recorded expenses of $(2), $0 and $125 for these options in 1999, 1998 and 1997, respectively.

The fair market value of each option share on the date of grant under SFAS No. 123 was estimated at $5.66 using a binomial option-pricing model with the following assumptions: risk-free interest rate of 5.1 percent, dividend yield of
4.2 percent, expected life of three years and a volatility of 20.9 percent.

In 1998, the company announced a new broad-based Employee Stock Option Program that granted to all eligible employees an option that varied from 100 to 300 shares of stock or equivalents, dependent on the employee's salary or job grade. These options were to vest in two years or, if the company had the highest total stockholder return among its competitor group for the years 1994 through 1998, in one year. Since the stockholders' return performance condition was not met, the options vested in February 2000. Options for 4,820,800 shares were awarded at an exercise price of $76.3125 per share. Forfeitures of options for 854,550 shares reduced the outstanding option shares to 3,966,250 at December 31, 1999, at which date none was exercisable. The options expire on February 11, 2008. Under APB Opinion No. 25, the company recorded expenses of $4 and $2 for these options in 1999 and 1998, respectively.

The fair value of each option share on the date of grant under SFAS No. 123 was estimated at $19.08 using the average results of Black-Scholes models for the preceding 10 years. The 10-year averages of each assumption used by the Black-Sholes models were: risk-free interest rate of 7.0 percent, dividend yield of 4.2 percent, expected life of seven years and a volatility of 24.7 percent.

Note 20. EARNINGS PER SHARE (EPS)
Basic EPS includes the effects of deferrals of salary and other compensation awards that are invested in Chevron stock units by certain officers and employees of the company. Diluted EPS includes the effects of these deferrals as well as the dilutive effects of outstanding stock options awarded under the LTIP and Broad-Based Employee Stock Option Program (see Note 19, "Stock Options"). The following table sets forth the computation of basic and diluted EPS.

                                                       1999                               1998                              1997
                          ------------------------------------------------------------------------------------------------------
                              Net      Shares     Per-Share        Net      Shares   Per-Share      Net      Shares    Per-Share
                           Income   (millions)       Amount     Income   (millions)     Amount   Income   (millions)      Amount
--------------------------------------------------------------------------------------------------------------------------------
Net income                $ 2,070                              $ 1,339                          $ 3,256
Weighted-average common
 shares outstanding                    655.5                                 653.7                            655.0
Dividend equivalents paid
  on Chevron stock units        3                                    3                                2
Deferred awards held
 as Chevron stock units                  1.0                                   1.2                              1.3
--------------------------------------------------------------------------------------------------------------------------------
BASIC EPS COMPUTATION     $ 2,073      656.5          $3.16    $ 1,342       654.9       $2.05  $ 3,258       656.3        $4.97
Dilutive effects of
  stock options                          3.0                                   2.2                              2.1
--------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS COMPUTATION   $ 2,073      659.5          $3.14    $ 1,342       657.1       $2.04  $ 3,258       658.4        $4.95
================================================================================================================================

Note 21.OTHER CONTINGENCIES AND COMMITMENTS
The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1990 and 1991, respectively.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

At December 31, 1999, the company and its subsidiaries, as direct or indirect guarantors, had contingent liabilities of $25 for notes of affiliated companies and $362 for notes of others.

The company and its subsidiaries have certain contingent liabilities relating to long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements. The aggregate amounts of required payments under these various commitments are: 2000-$228; 2001-$297; 2002-$270; 2003-$253; 2004-$225;
2005 and after-$1,029. Total payments under the agreements were $258 in 1999, $201 in 1998 and $243 in 1997.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to: Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other domestic or international petroleum or chemical concerns.

The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities. However, the results of operations and financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

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

Areas in which the company has significant operations include the United States, Canada, Australia, United Kingdom, Norway, Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Indonesia, Venezuela, Thailand and Argentina. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan.

Note 22.EMPLOYEE TERMINATION BENEFITS AND OTHER RESTRUCTURING COSTS
The company recorded before-tax charges to income of $235 in 1999 for employee termination benefits and other restructuring costs as part of a companywide staff reduction program. The charge includes severance and other termination benefits of $220 for 3,472 employees and $82 for employee and office relocation, lease termination penalties, and other items. These charges were offset partly by $67 of restructuring-related net pension settlement/curtailment gains for payments made to terminated employees.

The staff reduction program affects primarily U.S.-based employees and is being implemented in all of the company's operating segments across several business functions. All identified employees will be separated by June 30, 2000.
Termination benefits for 3,070 of the 3,472 employees - accrued in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" - are payable from the assets of the company's U.S. and Canadian pension plans. Payments to other employees are from company funds. Accrual and payment activity for the employee termination benefits is presented in the following table.

                                        Restructuring         Number of
                                            Liability         Employees
         --------------------------------------------------------------
         Balance at December 31, 1998          $   -                  -
         Accruals                                220              3,472
         Cash Payments                          (135)             2,157
                                           ----------------------------
         Balance at December 31, 1999          $  85              1,315
         ==============================================================

Of the $82 for relocations, lease termination penalties and other costs, approximately 13 percent remained unpaid at the end of 1999. These charges and the restructuring-related pension gains were classified mainly as either "operating expense" or "selling, general and administrative expense." Items are either accrued or recognized as incurred under the guidelines of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" or SFAS No. 88, as applicable.

The company's net income for 1999 also included its $25 share of a restructuring charge recorded by Caltex.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
Unaudited

In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS No. 69), this section provides supplemental information on oil and gas exploration and producing activities of the company in six separate tables. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on the company's estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. The Africa geographic area includes activities principally in Nigeria, Angola, Congo and Democratic Republic of Congo. The "Other" geographic category includes activities in Australia, Argentina, the United Kingdom North Sea, Canada, Papua New Guinea, Venezuela, China, Thailand and other countries. Amounts shown for affiliated companies are Chevron's 50 percent equity share in P.T. Caltex Pacific Indonesia (CPI), an exploration and production company operating in Indonesia, and its 45 percent (50 percent prior to April 1997) equity share of Tengizchevroil (TCO), an exploration and production partnership operating in the Republic of Kazakhstan.

TABLE I - COSTS INCURRED IN EXPLORATION, PROPERTY ACQUISITIONS AND DEVELOPMENT(1)

                                                             Consolidated Companies      Affiliated Companies
Millions of dollars                                 U.S.     Africa  Other    Total              CPI      TCO      Worldwide
                                            --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Exploration
  Wells                                          $  258       $  40 $  120   $  418             $  3     $  -         $  421
  Geological and geophysical                         37          25     85      147               17        -            164
  Rentals and other                                  30           7     60       97                -        -             97
----------------------------------------------------------------------------------------------------------------------------
Total exploration                                   325          72    265      662               20        -            682
----------------------------------------------------------------------------------------------------------------------------
Property acquisitions(2),(3)
  Proved(4)                                           9           -  1,070    1,079                -        -          1,079
  Unproved                                           27          11  1,202    1,240                -        -          1,240
----------------------------------------------------------------------------------------------------------------------------
Total property acquisitions                          36          11  2,272    2,319                -        -          2,319
----------------------------------------------------------------------------------------------------------------------------
Development                                         532         518    375    1,425              182      148          1,755
----------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                             $  893       $ 601 $2,912   $4,406             $202     $148         $4,756
============================================================================================================================
YEAR ENDED DECEMBER 31, 1998
Exploration
  Wells                                          $  350       $ 108 $  101   $  559             $  3     $  -         $  562
  Geological and geophysical                         49          31    112      192               16        -            208
  Rentals and other                                  44          23     53      120                -        -            120
----------------------------------------------------------------------------------------------------------------------------
Total exploration                                   443         162    266      871               19        -            890
----------------------------------------------------------------------------------------------------------------------------
Property acquisitions(2)
  Proved(4)                                          12           -      -       12                -        -             12
  Unproved                                           58           -     14       72                -        -             72
----------------------------------------------------------------------------------------------------------------------------
Total property acquisitions                          70           -     14       84                -        -             84
----------------------------------------------------------------------------------------------------------------------------
Development                                         680         561    411    1,652              156      120          1,928
----------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                             $1,193       $ 723 $  691   $2,607             $175     $120         $2,902
============================================================================================================================
YEAR ENDED DECEMBER 31, 1997
Exploration
  Wells                                          $  278       $  99 $  149   $  526             $  2     $  -         $  528
  Geological and geophysical                         39          31     59      129               16        -            145
  Rentals and other                                  43          17     65      125                -        -            125
----------------------------------------------------------------------------------------------------------------------------
Total exploration                                   360         147    273      780               18        -            798
----------------------------------------------------------------------------------------------------------------------------
Property acquisitions(2)
  Proved(4)                                           3           6     75       84                -        -             84
  Unproved                                          101           -     23      124                -        -            124
----------------------------------------------------------------------------------------------------------------------------
Total property acquisitions                         104           6     98      208                -        -            208
----------------------------------------------------------------------------------------------------------------------------
Development                                         918         461    529    1,908              159      152          2,219
----------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                             $1,382       $ 614 $  900   $2,896             $177     $152         $3,225
============================================================================================================================

(1) Includes costs incurred whether capitalized or charged to earnings. Excludes support equipment expenditures.
(2) Proved amounts include wells, equipment and facilities associated with proved reserves.
(3) Includes acquisition costs and related deferred income taxes for purchases of Rutherford-Moran Oil Corporation and Petrolera Argentina San Jorge S.A.
(4) Does not include properties acquired through property exchanges.

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                                Consolidated Companies   Affiliated Companies
                                                 -------------------------------------  ---------------------
Millions of dollars                                  U.S.   Africa     Other     Total          CPI       TCO     Worldwide
---------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1999
Unproved properties ..........................   $   317   $    69   $ 1,441   $ 1,827      $     -   $   378       $ 2,205
Proved properties and related producing assets    16,662     4,034     7,318    28,014        1,158       689        29,861
Support equipment ............................       478       268       321     1,067          902       243         2,212
Deferred exploratory wells ...................       136       172        66       374            -         -           374
Other uncompleted projects ...................       354       758       664     1,776          335       405         2,516
---------------------------------------------------------------------------------------------------------------------------
GROSS CAPITALIZED COSTS ......................    17,947     5,301     9,810    33,058        2,395     1,715        37,168
---------------------------------------------------------------------------------------------------------------------------
Unproved properties valuation ................       133        53       157       343            -         -           343
Proved producing properties -
 Depreciation and depletion ..................    11,953     1,993     3,071    17,017          681        99        17,797
 Future abandonment and restoration ..........       835       371       208     1,414           60        10         1,484
Support equipment depreciation ...............       317       104       142       563          476        80         1,119
---------------------------------------------------------------------------------------------------------------------------
Accumulated provisions .......................    13,238     2,521     3,578    19,337        1,217       189        20,743
---------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS ........................   $ 4,709   $ 2,780   $ 6,232   $13,721      $ 1,178   $ 1,526       $16,425
===========================================================================================================================
AT DECEMBER 31, 1998
Unproved properties ..........................   $   390   $    58   $   235   $   683      $     -   $   378       $ 1,061
Proved properties and related producing assets    16,759     3,672     6,253    26,684        1,015       629        28,328
Support equipment ............................       472       182       307       961          768       232         1,961
Deferred exploratory wells ...................        51        51        91       193            -         -           193
Other uncompleted projects ...................       700       893       383     1,976          408       245         2,629
---------------------------------------------------------------------------------------------------------------------------
GROSS CAPITALIZED COSTS ......................    18,372     4,856     7,269    30,497        2,191     1,484        34,172
---------------------------------------------------------------------------------------------------------------------------
Unproved properties valuation ................       151        49       110       310            -         -           310
Proved producing properties -
 Depreciation and depletion ..................    11,808     1,719     2,705    16,232          689        72        16,993
 Future abandonment and restoration ..........       861       337       187     1,385           57         8         1,450
Support equipment depreciation ...............       315        90       127       532          373        67           972
---------------------------------------------------------------------------------------------------------------------------
Accumulated provisions .......................    13,135     2,195     3,129    18,459        1,119       147        19,725
---------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS ........................   $ 5,237   $ 2,661   $ 4,140   $12,038      $ 1,072   $ 1,337       $14,447
===========================================================================================================================
AT DECEMBER 31, 1997
Unproved properties ..........................   $   370   $    58   $   236   $   664      $     -   $   378       $ 1,042
Proved properties and related producing assets    16,284     3,303     5,644    25,231        1,112       491        26,834
Support equipment ............................       503       209       310     1,022          578       209         1,809
Deferred exploratory wells ...................       120        46        58       224            -         -           224
Other uncompleted projects ...................       826       549       821     2,196          338       153         2,687
---------------------------------------------------------------------------------------------------------------------------
GROSS CAPITALIZED COSTS ......................    18,103     4,165     7,069    29,337        2,028     1,231        32,596
---------------------------------------------------------------------------------------------------------------------------
Unproved properties valuation ................       153        42        98       293            -         -           293
Proved producing properties -
 Depreciation and depletion ..................    11,657     1,459     2,521    15,637          626        51        16,314
 Future abandonment and restoration ..........       926       304       177     1,407           44         6         1,457
Support equipment depreciation ...............       315        79       130       524          343        53           920
---------------------------------------------------------------------------------------------------------------------------
Accumulated provisions .......................    13,051     1,884     2,926    17,861        1,013       110        18,984
---------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS ........................   $ 5,052   $ 2,281   $ 4,143   $11,476      $ 1,015   $ 1,121       $13,612
===========================================================================================================================

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (1)

The company's results of operations from oil and gas producing activities for the years 1999, 1998 and 1997 are shown in the following table.

Net income from exploration and production activities as reported on page FS-7 reflects income taxes computed on an effective rate basis. In accordance with SFAS No. 69, income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense is excluded from the results reported in Table III and from the net income amounts on page FS-7.

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (1) - Continued

                                                               Consolidated Companies      Affiliated Companies
                                             ----------------------------------------    ----------------------
Millions of dollars                             U.S.     Africa      Other      Iotal        CPI            TCO        Worldwide
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Revenues from net production
 Sales ...................................   $ 1,449    $ 1,756    $ 1,415    $ 4,620    $    24         $  356          $ 5,000
 Transfers ...............................     1,626        299        597      2,522        592              -            3,114
--------------------------------------------------------------------------------------------------------------------------------
                           Total .........     3,075      2,055      2,012      7,142        616            356            8,114
Production expenses ......................    (1,005)      (340)      (411)    (1,756)      (206)           (88)          (2,050)
Proved producing properties: depreciation,
 depletion and abandonment provision .....      (764)      (311)      (433)    (1,508)      (109)           (47)          (1,664)
Exploration expenses .....................      (167)       (97)      (274)      (538)       (17)             -             (555)
Unproved properties valuation ............       (22)        (5)       (36)       (63)         -              -              (63)
Other (expense)income(2)..................      (307)       (53)         5       (355)        (2)            (9)            (366)
--------------------------------------------------------------------------------------------------------------------------------
 Results before income taxes .............       810      1,249        863      2,922        282            212            3,416
Income tax expense .......................      (275)      (848)      (416)    (1,539)      (143)           (63)          (1,745)
--------------------------------------------------------------------------------------------------------------------------------
RESULTS OF PRODUCING OPERATIONS ..........   $   535    $   401    $   447    $ 1,383    $   139         $  149          $ 1,671
================================================================================================================================
YEAR ENDED DECEMBER 31, 1998
Revenues from net production
 Sales ...................................   $ 1,386    $ 1,118    $   757    $ 3,261    $    28         $  176          $ 3,465
 Transfers ...............................     1,185        212        458      1,855        454              -            2,309
--------------------------------------------------------------------------------------------------------------------------------
                           Total .........     2,571      1,330      1,215      5,116        482            176            5,774
Production expenses ......................    (1,172)      (346)      (304)    (1,822)      (153)           (76)          (2,051)
Proved producing properties: depreciation,
 depletion and abandonment provision .....      (714)      (301)      (316)    (1,331)      (106)           (40)          (1,477)
Exploration expenses .....................      (213)       (53)      (212)      (478)       (16)             -             (494)
Unproved properties valuation ............       (20)        (8)       (16)       (44)         -              -              (44)
Other income (expense)(2).................        96         48         85        229          2             (7)             224
--------------------------------------------------------------------------------------------------------------------------------
 Results before income taxes .............       548        670        452      1,670        209             53            1,932
Income tax expense .......................      (178)      (328)      (323)      (829)      (102)           (16)            (947)
--------------------------------------------------------------------------------------------------------------------------------
RESULTS OF PRODUCING OPERATIONS ..........   $   370    $   342    $   129    $   841    $   107         $   37          $   985
================================================================================================================================
YEAR ENDED DECEMBER 31, 1997
Revenues from net production
 Sales ...................................   $ 1,931    $ 1,782    $   899    $ 4,612    $    43         $  283          $ 4,938
 Transfers ...............................     1,799        273        656      2,728        634              -            3,362
--------------------------------------------------------------------------------------------------------------------------------
                           Total .........     3,730      2,055      1,555      7,340        677            283            8,300
Production expenses ......................    (1,272)      (297)      (278)    (1,847)      (197)           (79)          (2,123)
Proved producing properties: depreciation,
 depletion and abandonment provision .....      (737)      (256)      (311)    (1,304)      (130)           (37)          (1,471)
Exploration expenses .....................      (227)       (66)      (200)      (493)       (16)             -             (509)
Unproved properties valuation ............       (16)        (7)       (10)       (33)         -              -              (33)
Other income (expense)(2).................        87        (46)       196        237         10            (13)             234
--------------------------------------------------------------------------------------------------------------------------------
Results before income taxes ..............     1,565      1,383        952      3,900        344            154            4,398
 Income tax expense ......................      (555)      (939)      (365)    (1,859)      (173)           (46)          (2,078)
--------------------------------------------------------------------------------------------------------------------------------
RESULTS OF PRODUCING OPERATIONS ..........   $ 1,010    $   444    $   587    $ 2,041    $   171         $  108          $ 2,320
================================================================================================================================

(1) The value of owned production consumed as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost; this has no effect on the results of producing operations.

(2)  Includes  gas  processing  fees,  net sulfur  income,  natural gas contract settlements, currency transaction gains and losses, certain significant impairment write-downs, miscellaneous expenses, etc. Also includes net income from related oil and gas activities that do not have oil and gas reserves attributed to them (e.g., equity earnings of Dynegy Inc., net income from technical and operating service agreements) and items identified in the Management's Discussion and Analysis on page FS-7.

TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (1),(2) - Continued

                                                                      Consolidated Companies    Affiliated Companies
                                                             ---------------------------------  -------------------
Per-unit average sales price and production cost (1),(2)        U.S.   Africa   Other    Total      CPI      TCO     Worldwide
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Average sales prices
 Liquids, per barrel ...................................      $15.73   $17.27  $17.69   $16.82   $13.40   $10.53        $15.90
 Natural gas, per thousand cubic feet ..................        2.17     0.05    2.21     2.14        -     0.38          2.10
Average production costs, per barrel ...................        4.73     2.81    3.32     3.84     4.47     2.39          3.79
==============================================================================================================================
YEAR ENDED DECEMBER 31, 1998
Average sales prices
 Liquids, per barrel ...................................      $11.27   $11.49  $11.21   $11.34   $ 9.73   $ 5.53        $10.68
 Natural gas, per thousand cubic feet ..................        2.02     0.07    2.26     2.04        -     0.57          2.01
Average production costs, per barrel ...................        5.30     2.94    2.93     4.12     3.10     2.32          3.91
==============================================================================================================================
YEAR ENDED DECEMBER 31, 1997
Average sales prices
 Liquids, per barrel ...................................      $17.33   $18.15  $16.88   $17.53   $15.35   $10.69        $16.82
 Natural gas, per thousand cubic feet ..................        2.42        -    2.35     2.40        -     0.51          2.35
Average production costs, per barrel ...................        5.47     2.61    2.89     4.17     4.48     2.78          4.22
==============================================================================================================================
Average sales price for liquids ($/Bbl)
 December 1999 .........................................      $22.25   $24.88  $24.06   $23.68   $23.68   $11.55        $22.65
 December 1998 .........................................        8.86     9.55    9.04     9.17     8.33     3.69          8.58
 December 1997 .........................................       15.63    15.60   15.09    15.48    14.16     9.40         14.91
==============================================================================================================================
Average sales price for natural gas ($/MCF)
 December 1999 .........................................      $ 2.20   $ 0.04  $ 2.41   $ 2.23   $    -   $ 0.38        $ 2.18
 December 1998 .........................................        2.23        -    2.47     2.29        -     0.57          2.26
 December 1997 .........................................        2.25        -    2.76     2.31        -     0.63          2.26
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

TABLE IV - RESERVE QUANTITY INFORMATION

The company's estimated net proved underground oil and gas reserves and changes thereto for the years 1999, 1998 and 1997 are shown in the following table. Proved reserves are estimated by company asset teams composed of earth scientists and reservoir engineers. These proved reserve estimates are reviewed annually by the corporation's Reserves Advisory Committee to ensure that rigorous professional standards and the reserves definitions prescribed by the U.S. Securities and Exchange Commission are consistently applied throughout the company.

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

Proved reserves do not include additional quantities recoverable beyond the term of the lease or concession agreement that may result from extensions of currently proved areas or from applying secondary or tertiary recovery processes not yet tested and determined to be economic.

Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.

"Net" reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate.

In June 1997, Chevron assumed operatorship under a risked service agreement for Venezuela's Block LL-652, located in the northeast section of Lake Maracaibo. Chevron is accounting for LL-652 as an oil and gas activity and, at December 31, 1999, had recorded 54 million barrels of proved crude oil reserves.

No reserve quantities have been recorded for the company's other service agreement in Venezuela, which began in 1996, involving the Boscan Field.


TABLE IV - RESERVE QUANTITY INFORMATION - Continued

                                NET PROVED RESERVES OF CRUDE OIL, CONDENSATE                NET PROVED RESERVES OF NATURAL GAS
                              AND NATURAL GAS LIQUIDS    Millions of barrels                             Billions of cubic feet
                          --------------------------------------------------  ---------------------------------------------------
                                Consolidated Companies    Affiliates   World-      Consolidated Companies   Affiliates     World-
                          ----------------------------  ------------           --------------------------- ------------
                           U.S.  Africa Other    Total   CPI     TCO     wide    U.S.  Africa  Other  Total   CPI    TCO     wide
---------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
JANUARY 1, 1997 ........  1,149   1,032   482    2,663   566   1,135    4,364   5,275     293  3,135  8,703   152  1,462   10,317
Changes attributable to:
 Revisions .............      8     (16)   38       30    37      92      159     (98)    (67)   211     46    19    120      185
 Improved recovery          139      72     7      218    27       -      245     111       -      1    112     5      -      117
 Extensions
  and discoveries   ....     57     156    14      227     4       -      231     470       -     12    482     2      -      484
 Purchases(1) ..........      -       -    51       51     -       -       51       3       -      1      4     -      -        4
 Sales(2) ..............    (32)      -    (1)     (33)    -    (120)    (153)    (95)      -     (7)  (102)    -   (156)    (258)
Production .............   (125)   (113)  (72)    (310)  (56)    (25)    (391)   (675)     (3)  (166)  (844)  (17)   (25)    (886)
---------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
DECEMBER 31, 1997 ......   1,196  1,131   519    2,846   578   1,082    4,506   4,991     223  3,187  8,401   161  1,401    9,963
Changes attributable to:
 Revisions                   (1)    106    28      133   110(3)    7      250    (151)     77     13    (61)    7    (17)     (71)
 Improved recovery           36      88    36      160    25       -      185       7       -      -      7    12      -       19
 Extensions
  and discoveries            43      92     7      142     2      16      160     372       -      3    375     1     21      397
 Purchases(1)                 5       -    30       35     -       -       35      32       -      5     37     -      -       37
 Sales(2)                   (12)      -   (22)     (34)    -       -      (34)   (119)      -    (50)  (169)    -      -     (169)
Production                 (119)   (117)  (77)    (313)  (62)    (30)    (405)   (635)    (12)  (175)  (822)  (30)   (21)    (873)
---------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
DECEMBER 31, 1998         1,148   1,300   521    2,969   653   1,075    4,697   4,497     288  2,983  7,768   151  1,384    9,303
Changes attributable to:
 Revisions                  (23)      3   (24)     (44)  (98)(3) 115      (27)   (426)     49     30   (347)    2    126     (219)
 Improved recovery           44      62    20      126    30       -      156       7       -      8     15     1      -       16
 Extensions
  and discoveries            50      45    17      112     2      76      190     347       -     86    433     5     98      536
 Purchases(1)                 1       -   213      214     -       -      214      35       -    372    407     -      -      407
 Sales(2)                   (33)      -    (2)     (35)    -       -      (35)    (74)      -      -    (74)    -      -      (74)
 Production                (115)   (120)  (84)    (319)  (59)    (33)    (411)   (598)    (15)  (248)  (861)  (25)   (27)    (913)
---------------------------------------------------------------------------------------------------------------------------------
RESERVES AT
DECEMBER 31, 1999         1,072   1,290   661    3,023   528   1,233    4,784   3,788     322  3,231  7,341   134  1,581    9,056
=================================================================================================================================
Developed reserves
---------------------------------------------------------------------------------------------------------------------------------
At January 1, 1997        1,027     658   281    1,966   448     500    2,914   4,727     293  1,634  6,654   136    643    7,433
At December 31, 1997      1,025     721   293    2,039   435     532    3,006   4,391     223  1,695  6,309   145    688    7,142
At December 31, 1998        982     891   342    2,215   436     646    3,297   3,918     263  2,074  6,255   135    832    7,222
AT DECEMBER 31, 1999        905     940   489    2,334   340     790    3,464   3,345     272  2,243  5,860   131  1,011    7,002
=================================================================================================================================

(1) Includes reserves acquired through property exchanges.
(2) Includes reserves disposed of through property exchanges.
(3) Mainly includes crude reserves revisions associated with CPI's cost-recovery formula.

TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES

The standardized measure of discounted future net cash flows, related to the above proved oil and gas reserves, is calculated in accordance with the requirements of SFAS No. 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated net proved reserves. Future price changes are limited to those provided by contractual arrangements in existence at the end of each reporting year. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end estimated proved reserves based on year-end cost indices, assuming continuation of year-end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pretax net cash flows, less the tax basis of related assets. Discounted future net cash flows are calculated using 10 percent midperiod discount factors. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

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

TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES - Continued

                                                                    Consolidated Companies      Affiliated Companies
                                          ------------------------------------------------    ----------------------
Millions of dollars ...................        U.S.       Africa        Other        Total          CPI          TCO    Worldwide
---------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1999
Future cash inflows from production ...   $  31,650    $  31,830    $  23,690    $  87,170    $  11,950    $  24,380    $ 123,500
Future production and development costs     (11,350)      (6,030)      (5,420)     (22,800)      (7,830)      (4,900)     (35,530)
Future income taxes ...................      (7,050)     (16,490)      (6,200)     (29,740)      (1,820)      (4,980)     (36,540)
---------------------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows ....      13,250        9,310       12,070       34,630        2,300       14,500       51,430
10 percent midyear annual discount for
 timing of estimated cash flows .......      (5,480)      (2,920)      (4,590)     (12,990)        (900)     (10,400)     (24,290)
---------------------------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE OF DISCOUNTED
FUTURE NET CASH FLOWS .................   $   7,770    $   6,390    $   7,480    $  21,640    $   1,400    $   4,100    $  27,140
=================================================================================================================================
AT DECEMBER 31, 1998
Future cash inflows from production ...   $  19,810    $  12,560    $  13,010    $  45,380    $   6,020    $   8,360    $  59,760
Future production and development costs     (12,940)      (6,980)      (4,930)     (24,850)      (4,470)      (5,860)     (35,180)
Future income taxes ...................      (1,970)      (2,110)      (2,850)      (6,930)        (660)        (200)      (7,790)
---------------------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows ....       4,900        3,470        5,230       13,600          890        2,300       16,790
10 percent midyear annual discount for
 timing of estimated cash flows .......      (1,880)      (1,070)      (2,190)      (5,140)        (390)      (1,990)      (7,520)
---------------------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
 Future Net Cash Flows ................   $   3,020    $   2,400    $   3,040    $   8,460    $     500    $     310    $   9,270
=================================================================================================================================
AT DECEMBER 31, 1997
Future cash inflows from production ...   $  28,270    $  16,560    $  16,860    $  61,690    $   9,240    $  10,890    $  81,820
Future production and development costs     (14,030)      (4,810)      (5,090)     (23,930)      (6,340)      (6,550)     (36,820)
Future income taxes ...................      (4,710)      (6,630)      (4,330)     (15,670)      (1,390)        (600)     (17,660)
---------------------------------------------------------------------------------------------------------------------------------
Undiscounted future net cash flows ....       9,530        5,120        7,440       22,090        1,510        3,740       27,340
10 percent midyear annual discount for
 timing of estimated cash flows .......      (3,910)      (1,780)      (3,290)      (8,980)        (650)      (2,710)     (12,340)
---------------------------------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted
 Future Net Cash Flows ................   $   5,620    $   3,340    $   4,150    $  13,110    $     860    $   1,030    $  15,000
=================================================================================================================================

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES

                                         Consolidated Companies         Affiliated Companies                   Worldwide
                                 ------------------------------   --------------------------  --------------------------
Millions of dollars                   1999      1998       1997     1999      1998      1997     1999     1998      1997
------------------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT JANUARY 1         $ 8,460   $13,110    $22,270   $  810    $1,890    $2,850  $ 9,270  $15,000   $25,120
------------------------------------------------------------------------------------------------------------------------
Sales and transfers of oil and gas
 produced, net of production costs  (5,385)   (3,294)    (5,493)    (679)     (429)     (684)  (6,064)  (3,723)   (6,177)
Development costs incurred           1,425     1,652      1,908      330       276       311    1,755    1,928     2,219
Purchases of reserves                2,811       208        173        -         -         -    2,811      208       173
Sales of reserves                     (344)     (347)      (238)       -         -      (140)    (344)    (347)     (378)
Extensions, discoveries and improved
 recovery, less related costs        2,886       813      2,161      385        49       104    3,271      862     2,265
Revisions of previous
 quantity estimates                   (503)      262        535       84       280       980     (419)     542     1,515
Net changes in prices, development
 and production costs               25,457   (11,321)   (20,440)   6,938    (2,159)   (3,521)  32,395  (13,480)  (23,961)
Accretion of discount                1,165     2,096      3,673      135       289       516    1,300    2,385     4,189
Net change in income tax           (14,332)    5,281      8,561   (2,503)      614     1,474  (16,835)   5,895    10,035
------------------------------------------------------------------------------------------------------------------------
  Net change for the year           13,180    (4,650)    (9,160)   4,690    (1,080)     (960)  17,870   (5,730)  (10,120)
------------------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT DECEMBER 31       $21,640   $ 8,460    $13,110   $5,500    $  810    $1,890  $27,140  $ 9,270   $15,000
========================================================================================================================

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. Changes in the timing of production are included with "Revisions of previous quantity estimates."

FIVE-YEAR FINANCIAL SUMMARY (1)

Millions of dollars, except per-share amounts                         1999         1998        1997        1996         1995
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA
REVENUES
Sales and other operating revenues
 Refined products ............................................   $  13,742    $  11,461    $ 15,586    $ 15,785     $ 13,471
 Crude oil ...................................................      10,078        7,781      11,296      12,397        9,376
 Natural gas .................................................       2,256        2,104       2,568       3,299        2,019
 Natural gas liquids .........................................         432          322         553       1,167        1,285
 Other petroleum .............................................       1,115        1,063       1,118       1,184        1,144
 Chemicals ...................................................       3,544        3,054       3,520       3,422        3,758
 Coal and other minerals .....................................         360          399         359         340          358
 Excise taxes ................................................       3,910        3,756       5,587       5,202        4,988
 Corporate and other .........................................          11            3           9         (14)         (89)
----------------------------------------------------------------------------------------------------------------------------
Total sales and other operating revenues .....................      35,448       29,943      40,596      42,782       36,310
Income from equity affiliates ................................         526          228         688         767          553
Other income .................................................         612          386         679         344          219
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES ...............................................      36,586       30,557      41,963      43,893       37,082
COSTS, OTHER DEDUCTIONS AND INCOME TAXES .....................      34,516       29,218      38,707      41,286       36,152
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES .........................   $   2,070    $   1,339    $  3,256    $  2,607     $    930
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES ........           -            -           -           -            -
----------------------------------------------------------------------------------------------------------------------------
NET INCOME ...................................................   $   2,070    $   1,339    $  3,256    $  2,607     $    930
============================================================================================================================
PER SHARE OF COMMON STOCK:
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES - BASIC .................   $    3.16    $    2.05    $   4.97    $   3.99     $   1.43
                                     - DILUTED ...............   $    3.14    $    2.04    $   4.95    $   3.98     $   1.43
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES ........           -            -           -           -            -
----------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK - BASIC .................   $    3.16    $    2.05    $   4.97    $   3.99     $   1.43
                                     - DILUTED ...............   $    3.14    $    2.04    $   4.95    $   3.98     $   1.43
============================================================================================================================
CASH DIVIDENDS PER SHARE .....................................   $    2.48    $    2.44    $   2.28    $   2.08     $  1.925
============================================================================================================================
CONSOLIDATED BALANCE SHEET DATA (AT DECEMBER 31)
Current assets ...............................................   $   8,297    $   6,297    $  7,006    $  7,942     $  7,867
Properties, plant and equipment (net) ........................      25,317       23,729      22,671      21,496       21,696
Total assets .................................................      40,668       36,540      35,473      34,854       34,330
Short-term debt ..............................................       3,434        3,165       1,637       2,706        3,806
Other current liabilities ....................................       5,455        4,001       5,309       6,201        5,639
Long-term debt and capital lease obligations .................       5,485        4,393       4,431       3,988        4,521
Stockholders equity ..........................................      17,749       17,034      17,472      15,623       14,355
  Per share ..................................................   $   27.04    $   26.08    $  26.64    $  23.92     $  22.01
============================================================================================================================
SELECTED DATA
Return on average stockholders equity ........................       11.9%         7.8%       19.7%       17.4%         6.4%
Return on average capital employed ...........................        9.4%         6.7%       15.0%       12.7%         5.3%
Total debt/total debt plus equity ............................       33.4%        30.7%       25.8%       30.0%        36.7%
Capital and exploratory expenditures (2) .....................   $   6,133    $   5,314    $  5,541    $  4,840     $  4,800
Common stock price      - High ...............................   $104 15/16   $90 3/16     $89 3/16    $68 3/8      $53 5/8
                        - Low ................................   $73 1/8      $67 3/4      $61 3/4     $51          $43 3/8
                        - Year-End ...........................   $86 5/8      $82 15/16    $77         $65          $52 3/8
Common shares outstanding at year-end (in thousands) .........     656,345      653,026     655,931     653,086      652,327
Weighted-average shares outstanding for the year (in thousands     655,468      653,667     654,991     652,769      652,084
Number of employees at year-end (3)                                 36,490       39,191      39,362      40,820       43,019
============================================================================================================================

(1)  Comparability  between years is affected by changes in accounting  methods:
     1995 and  subsequent  years  reflect  adoption of  Statement  of  Financial
     Accounting  Standards  (SFAS) No. 121,  "Accounting  for the  Impairment of
     Long-Lived  Assets and for  Long-Lived  Assets to be Disposed of."
(2)  Includes equity in affiliates expenditures.                 $     782    $     994    $  1,174    $    983     $    912
(3)  Includes service station personnel.

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS


                                December 31, 1999

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999





                                      INDEX





                                                       Page

General Information                                    C-3 - C-5

Independent Auditors' Report                           C-6

Combined Balance Sheet                                 C-7 - C-8

Combined Statement of Income                           C-9

Combined Statement of Comprehensive Income             C-9

Combined Statement of Stockholders' Equity             C-10

Combined Statement of Cash Flows                       C-11

Notes to Combined Financial Statements                 C-12 - C-24


















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

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


      The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. (collectively, the Stockholders) and was created in 1936 by its two owners to produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:

o Caltex Corporation, a company incorporated in Delaware with its corporate headquarters in Singapore, that, through its many subsidiaries and affiliates, conducts refining, transporting, trading, and marketing activities in the Eastern Hemisphere;

o P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia; and,

o    American Overseas Petroleum Limited, a company incorporated in the Bahamas.

A brief description of each company's operations and other items follows. All reported amounts are in U.S. dollars.


Caltex Corporation (Caltex)
--------------------------

      Through its subsidiaries and affiliates, Caltex operates in approximately 55 countries, principally in Africa, Asia, the Middle East, New Zealand and Australia. These geographic areas comprise a broad diversity of mature, developing, and emerging markets. At the end of 1999, it had total assets of $7.9 billion, sales of 1.8 million barrels of crude oil and petroleum products per day, and total revenues of $13.8 billion for the year. Caltex is involved in all aspects of the downstream business: marketing, refining, distribution, transportation, storage, supply and trading operations; the corporation is also active in the petrochemical business through its affiliate in Korea. At year-end 1999, Caltex had more than 7,200 employees.

      The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 11 refineries with equity refining capacity of approximately 850,000 barrels per day. Additionally, it has interests in two lubricant refineries, 17 lubricant blending plants, and a network of ocean terminals and depots. Caltex also has an interest in a fleet of vessels, and owns or has equity interests in numerous pipelines. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore.


P. T. Caltex Pacific Indonesia (CPI)
-----------------------------------

      CPI holds a Production Sharing Contract (PSC) in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for eight other petroleum contract areas, with 33 fields, which are jointly held by Chevron and Texaco. At the end of 1999, CPI had total assets of $2.4 billion, which generated total revenues of $1.1 billion for the year. Exploration is pursued over an area comprising 18.3 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 1999 was over 746,000 barrels of crude oil per day. CPI entitlements are sold to its Stockholders, who use them in their systems or sell them to third parties. At year-end 1999, CPI had approximately 5,900 employees, all located in Indonesia.


American Overseas Petroleum Limited (AOPL)
-----------------------------------------

      AOPL and its subsidiary provide services for CPI and manage certain exploration, production operations, and geothermal and power generation projects in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly. At year-end 1999, AOPL had approximately 213 employees, of which 8% were located in the United States.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


Supplemental Market Risk Disclosures
------------------------------------

      The Group uses various derivative financial instruments for hedging and trading purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Positions are adjusted for changes in the exposures being hedged. Since the Group hedges only a portion of its market risk exposures, exposure remains on the unhedged portion. The Notes to the Combined Financial Statements provide additional data relating to derivatives and applicable accounting policies.

Debt and debt-related derivatives

      The Group is exposed to interest rate risk on its short-term and long-term debt with variable interest rates (approximately $2.2 billion and $2.0 billion, before the effects of related net interest rate swaps of $0.4 billion and $0.5 billion, at December 31, 1999 and 1998, respectively). The Group seeks to balance the benefit of lower cost variable rate debt, having inherent increased risk, with more expensive, but lower risk fixed rate debt. This is accomplished through adjusting the mix of fixed and variable rate debt, as well as the use of derivative financial instruments, principally interest rate swaps.

      Based on the overall interest rate exposure on variable rate debt and interest rate swaps at December 31, 1999 and 1998, a hypothetical change in the interest rates of 2% would change net income by approximately $25 million and $21 million in 1999 and 1998, respectively.

Crude oil and petroleum product derivatives

      The Group uses established petroleum futures exchanges, as well as "over-the-counter" instruments, including futures, options, swaps, and other derivative products to hedge a portion of the market risks associated with its crude oil and petroleum product purchases and sales. The Group also enters into derivative contracts as part of its crude oil and petroleum product trading activities.

      The Group had net open petroleum derivative sales contracts of approximately $127 million at December 31, 1999, and net open petroleum derivative purchase contracts of approximately $68 million at December 31, 1998. As a sensitivity for these contracts, a hypothetical 10% change in crude oil and petroleum product prices would change net income by approximately $9 million and $5 million in 1999 and 1998, respectively.

Currency-related derivatives

      The Group is exposed to foreign currency exchange risk in the countries in which it operates. To hedge against adverse changes in foreign currency exchange rates against the U.S. dollar, the Group sometimes enters into forward exchange and options contracts. Depending on the exposure being hedged, the Group either purchases or sells selected foreign currencies. The Group had net foreign currency purchase contracts of approximately $279 million and $370 million at December 31, 1999 and 1998 respectively, to hedge certain specific transactions or net exposures including foreign currency denominated debt. A hypothetical 10% change in exchange rates against the U.S. dollar would not result in a net material change in the Group's operating results or cash flows from the derivatives and their related underlying hedged positions in 1999 or 1998.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


New Accounting Standard

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board (FASB) in 1998. SFAS No. 133 establishes new accounting rules and disclosure requirements for derivative instruments and hedge transactions. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS 133. The Group will adopt SFAS No. 133 effective January 1, 2001, and is currently assessing the effects of adoption on its results of operations and financial position.

Year 2000 Compliance

      The Group and its subsidiaries and affiliates experienced no major disruptions or other system or equipment problems resulting from the Year 2000
(Y2K) issue. During the year 1999 and the first few weeks of 2000, the Group, including its share of affiliates, spent approximately $17 million on Y2K issues, bringing the total spent since 1998 to approximately $32 million. The Group does not anticipate spending any significant additional funds on Y2K related activities.

                          Independent Auditors' Report
                          ----------------------------


To the Stockholders
The Caltex Group of Companies:

      We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1999 and 1998, and the related combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, all expressed in United States of America dollars. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 12 to the combined financial statements, the Group changed its method of accounting for start-up costs in 1998 to comply with the provisions of the AICPA's Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities".




                                  /s/ KPMG LLP
                                  ------------
                                  KPMG

Singapore
February 7, 2000

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                                                         ASSETS
                                                                                         As of December 31,
                                                                                       ------------------------
                                                                                      (Millions of U.S. dollars)
                                                                                         1999             1998
                                                                                       -------          -------
Current assets:

    Cash and cash equivalents, including time deposits of
       $12 in 1999 and $17 in 1998                                                  $     225          $   178

    Marketable securities                                                                 117              106

    Accounts and notes  receivable,  less allowance for doubtful accounts of $43 in 1999 and $31 in 1998:
       Trade                                                                            1,048              629
       Affiliates                                                                         541              256
       Other                                                                              132              194
                                                                                    ---------          -------
                                                                                        1,721            1,079
    Inventories:
       Crude oil                                                                          170              167
       Petroleum products                                                                 427              418
       Materials and supplies                                                              26               26
                                                                                    ---------          -------
                                                                                          623              611

    Deferred income taxes                                                                  19                -
                                                                                    ---------          -------
           Total current assets                                                         2,705            1,974

Investments and advances:

    Equity in affiliates                                                                2,127            2,254

    Miscellaneous investments and long-term receivables,
      less allowance of $24 in 1999 and $21 in 1998                                        96              109
                                                                                    ---------          -------
           Total investments and advances                                               2,223            2,363

Property, plant, and equipment, at cost:

    Producing                                                                           4,732            4,386
    Refining                                                                            1,350            1,319
    Marketing                                                                           3,194            3,125
    Other                                                                                  14               15
                                                                                    ---------          -------
                                                                                        9,290            8,845
    Accumulated depreciation, depletion and amortization                               (4,120)          (3,747)
                                                                                    ---------          -------
           Net property, plant and equipment                                            5,170            5,098

Prepaid and deferred charges                                                              211              223
                                                                                    ---------          -------

           Total assets                                                             $  10,309          $ 9,658
                                                                                    =========          =======



                       See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES

                             COMBINED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         As of December 31,
                                                                                       ------------------------
                                                                                    (Millions of U.S. dollars)
                                                                                         1999             1998
                                                                                       -------           ------
Current liabilities:

    Short-term debt                                                                 $   1,588          $ 1,475
    Accounts payable:
       Trade and other                                                                  1,440            1,005
       Stockholders                                                                        44               28
       Affiliates                                                                          61               39
                                                                                    ---------          -------
                                                                                        1,545            1,072

    Accrued liabilities                                                                   163              181
    Deferred income taxes                                                                   -               25

    Estimated income taxes                                                                 99               86
                                                                                    ---------          -------

           Total current liabilities                                                    3,395            2,839


Long-term debt                                                                          1,054              930
Employee benefit plans                                                                     85              122

Deferred credits and other non-current liabilities                                      1,271            1,130
Deferred income taxes                                                                     206              208
Minority interest in subsidiary companies                                                  23               31
                                                                                    ---------          -------

           Total                                                                        6,034            5,260
Stockholders' equity:

    Common stock                                                                          355              355
    Capital in excess of par value                                                          2                2
    Retained earnings                                                                   4,117            4,151
    Accumulated other comprehensive loss                                                 (199)            (110)
                                                                                    ---------          -------

           Total stockholders' equity                                                   4,275            4,398
                                                                                    ---------          -------

           Total liabilities and stockholders' equity                               $  10,309          $ 9,658
                                                                                    =========          =======

               See   accompanying   notes  to   combined financial statements.

                                                      CALTEX GROUP OF COMPANIES
                                                     COMBINED STATEMENT OF INCOME


                                                                                 Year ended December 31,
                                                                       ------------------------------------------
                                                                             (Millions of U.S. dollars)
                                                                          1999            1998             1997
                                                                       ---------       ---------         --------
Revenues:
    Sales and other operating revenues(1)                              $  14,583       $  11,300        $  15,262
    Gain on sale of investment in affiliate                                   18               -                -
    Income in equity affiliates                                              252             108              390
    Dividends, interest and other income                                      62              97               47
                                                                       ---------       ---------        ---------
            Total revenues                                                14,915          11,505           15,699
Costs and deductions:
    Cost of sales and operating expenses(2)                               12,775           9,541           13,251
    Selling, general and administrative expenses                             582             676              580
    Depreciation, depletion and amortization                                 459             431              421
    Maintenance and repairs                                                  154             147              143
    Foreign exchange - net                                                    11              16              (55)
    Interest expense                                                         152             172              146
    Minority interest                                                          2               3                3
                                                                       ---------       ---------        ---------
            Total costs and deductions                                    14,135          10,986           14,489
                                                                       ---------       ---------        ---------
Income before income taxes                                                   780             519            1,210
Provision for income taxes                                                   390             326              364
                                                                       ---------       ---------        ---------
Income before cumulative effect of accounting change                         390             193              846
Cumulative effect of accounting change (no tax benefit)                        -             (50)               -
                                                                       ---------       ---------        ---------
Net income                                                             $     390       $     143        $     846
                                                                       =========       =========        =========

   (1) Includes sales to:
       Stockholders                                                       $1,916          $1,333           $1,562
       Affiliates                                                          3,970           2,121            2,906
   (2) Includes purchases from:
       Stockholders                                                       $1,491          $1,233           $2,041
       Affiliates                                                          1,121           1,353            1,701


                                                        CALTEX GROUP OF COMPANIES
                                               COMBINED STATEMENT OF COMPREHENSIVE INCOME

                                                                                   Year ended December 31,
                                                                         -----------------------------------------
                                                                                 (Millions of U.S. dollars)
                                                                           1999            1998              1997
                                                                         -------         -------           -------

Net income                                                             $     390       $     143        $     846
Other comprehensive income:
    Currency translation adjustments:
       Change during the year                                                 (5)            (10)             (84)
       Reclassification to net income for sale of investment in affiliate    (63)              -                -
    Unrealized gains/(losses) on investments:
       Change during the year                                                 32               8              (23)
       Reclassification of gains included in net income                      (64)              -               (3)
       Related income tax benefit (expense)                                   11              (1)              14
                                                                       ---------       ---------        ---------
            Total other comprehensive loss                                   (89)             (3)             (96)
                                                                       ---------       ---------        ---------

Comprehensive income                                                   $     301       $     140        $     750
                                                                       =========       =========        =========

              See   accompanying   notes  to   combined financial statements.


                                                    CALTEX GROUP OF COMPANIES
                                           COMBINED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                               (Millions of U.S. dollars)
                                                                           1999            1998             1997
                                                                       ---------         -------          -------

Common stock and capital in excess of par value                        $     357       $     357        $     357
                                                                       =========       =========        =========

Retained earnings:
    Balance at beginning of year                                       $   4,151       $   4,342        $   3,910
       Net income                                                            390             143              846
       Cash dividends                                                       (424)           (334)            (414)
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $   4,117       $   4,151        $   4,342
                                                                       =========       =========        =========


Accumulated other comprehensive loss:

Cumulative translation adjustments:
    Balance at beginning of year                                       $    (130)      $    (120)       $     (36)
       Change during the year                                                 (5)            (10)             (84)
       Reclassification to net income for sale
          of investment in affiliate                                         (63)              -                -
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $    (198)      $    (130)       $    (120)
                                                                       =========       =========        =========

Unrealized holding gain on investments, net of tax:
    Balance at beginning of year                                       $      20       $      13        $      25
       Change during the year                                                 19               7              (11)
       Reclassification of gains included in net income                      (40)              -               (1)
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $      (1)      $      20        $      13
                                                                       =========       =========        =========

Accumulated other comprehensive loss - end of year                     $    (199)      $    (110)       $    (107)
                                                                       =========       =========        =========



Total stockholders' equity - end of year                               $   4,275       $   4,398        $   4,592
                                                                       =========       =========        =========


             See   accompanying   notes  to   combined financial statements.

                            CALTEX GROUP OF COMPANIES
                        COMBINED STATEMENT OF CASH FLOWS



                                                                                  Year ended December 31,
                                                                           --------------------------------------
                                                                                (Millions of U.S. dollars)
                                                                            1999            1998             1997
                                                                           -----           -----            -----
Operating activities:
    Net income                                                           $   390         $   143          $   846
    Reconciliation to net cash provided by operating activities:
       Depreciation, depletion and amortization                              459             431              421
       Dividends less than income in equity affiliates                      (181)             (8)            (347)
       Net losses on asset disposals/write-downs                              34              50               16
       Deferred income taxes                                                 (58)             92              (51)
       Prepaid charges and deferred credits                                  154              59              103
       Changes in operating working capital                                 (190)            316             (150)
       Gain on sale of investment in affiliate                               (18)              -                -
       Other                                                                 (25)             35              (13)
                                                                       ---------       ---------        ---------
            Net cash provided by operating activities                        565           1,118              825
Investing activities:
    Capital expenditures                                                    (580)           (761)            (905)
    Investments in and advances to affiliates                                 (1)           (211)             (10)
    Purchase of investment instruments                                       (11)           (114)             (39)
    Sale of investment instruments                                             -              90               73
    Proceeds from sale of investments in affiliates                          249               -                -
    Proceeds from asset sales                                                 16               9              156
                                                                       ---------       ---------        ---------
            Net cash used for investing activities                          (327)           (987)            (725)

Financing activities:
    Debt with terms in excess of three months :
       Borrowings                                                            959             849              845
       Repayments                                                           (824)           (701)            (628)
    Net increase (decrease) in other debt                                    118             (22)             323
    Funding provided by minority interest                                      -              17                -
    Dividends paid, including minority interest                             (424)           (334)            (414)
                                                                       ---------       ---------        ----------
            Net cash (used for) provided by financing activities            (171)           (191)             126

Effect of exchange rate changes on cash and cash equivalents                 (20)            (44)            (150)
                                                                       ---------       ---------        ---------

Cash and cash equivalents:
    Net change during the year                                                47            (104)              76
    Beginning of year balance                                                178             282              206
                                                                       ---------       ---------        ---------
    End of year balance                                                  $   225         $   178          $   282
                                                                       =========       =========        =========



                     See   accompanying   notes  to   combined financial statements.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies

Principles of combination: The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary, and P.T. Caltex Pacific Indonesia. Intercompany transactions and balances have been eliminated. Subsidiaries include companies owned directly or indirectly more than 50% except cases in which control does not rest with the Group. The Group's accounting policies are in accordance with U.S. generally accepted accounting principles, and the Group's reporting currency is the U.S. dollar.

Translation of foreign currencies: The U.S. dollar is the functional currency for all principal subsidiary and affiliate operations. Prior to October 1, 1997, the Group used the local currency as the functional currency for its affiliates in Korea and Japan due to the regulatory environments in those countries. The regulatory environments in Korea and Japan changed in 1997. The Group concluded that deregulation in Korea and Japan represented a significant change in economic facts and circumstances. Accordingly, effective October 1, 1997, the Group changed the functional currency for its affiliates in Japan and Korea from the local currency to the U. S. dollar. The change in functional currency was applied on a prospective basis.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Short-term investments: All highly liquid investments are classified as available for sale. Those with a maturity of three months or less when purchased are considered as "Cash equivalents" and those with longer maturities are classified as "Marketable securities".

Inventories: Inventories are valued at the lower of cost or current market, except as noted below. Crude oil and petroleum product inventory costs are primarily determined using the last-in, first-out (LIFO) method, and include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Certain trading-related inventory, which is highly transitory in nature, is marked-to-market.

Investments and advances: Investments in affiliates in which the Group has an ownership interest of 20% to 50% or majority-owned investments where control does not rest with the Group, are accounted for by the equity method. The Group's share of earnings or losses of these companies is included in current results, and the recorded investments reflect the underlying equity in each company. Investments in other affiliates are carried at cost and dividends are reported as income.

Property, plant and equipment: Exploration and production activities are accounted for under the successful efforts method. Depreciation, depletion and amortization expenses for capitalized costs relating to producing properties, including intangible development costs, are determined using the unit-of-production method. All other assets are depreciated by class on a straight-line basis using rates based upon the estimated useful life of each class.

      Maintenance and repairs necessary to maintain facilities in operating condition are charged to income as incurred. Additions and improvements that materially extend the life of assets are capitalized. Upon disposal of assets, any net gain or loss is included in income.

      Long-lived assets, including proved developed oil and gas properties, are assessed for possible impairment by comparing their carrying values to the undiscounted-future-net-before-tax cash flows. Impaired assets are written down to their fair values, and impaired assets held for sale are recorded at their fair value less cost to sell.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1  -  Summary of significant accounting policies - continued

Deferred credits: Deferred credits primarily represent the Indonesian government's interest in specific property, plant and equipment balances. Under the Production Sharing Contract (PSC), the Indonesian government retains a majority equity share of current production profits. Intangible development costs (IDC) are capitalized for U.S. generally accepted accounting principles under the successful efforts method, but are treated as period expenses for PSC reporting. Other capitalized amounts are depreciated at an accelerated rate for PSC reporting. The deferred credit balances recognize the government's share of IDC and other reported capital costs that over the life of the PSC will be included in income as depreciation, depletion and amortization and will be applied against future production related profits.

Derivative financial instruments and energy trading contracts: The Group uses various derivative financial instruments for hedging purposes. These instruments include interest rate and/or currency swap contracts, forward and options contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Prior realized gains and losses on hedges of existing non-monetary assets are included in the carrying value of those assets. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income when the underlying hedged transaction is recognized in income. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative instruments that do not qualify as hedges are recognized currently in income.

      The Group also enters into energy contracts as a part of its crude oil and petroleum product trading activities. Trading contracts are recorded at market value and related gains and losses are recorded on a net basis in cost of sales and operating expenses as the market values change. The net gains and losses from trading contracts were not material to the Group's results of operations for 1999 and 1998.

Accounting for contingencies: Certain conditions may exist as of the date financial statements are issued which may result in a loss to the Group, but which will only be resolved when one or more future events occur or fail to occur. Assessing contingencies necessarily involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Group or unasserted claims that may result in such proceedings, the Group evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Environmental matters: The Group's environmental policies encompass the existing laws in each country in which the Group operates, and the Group's own internal standards. Expenditures that create future benefits or contribute to future revenue generation are capitalized. Future remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available undiscounted estimates using data primarily developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

Revenue recognition: In general, revenue is recognized for crude oil, natural gas and refined product sales when title passes as specified in the sales contract.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies - continued

Reclassifications: Certain reclassifications have been made to the prior year amounts of sales and cost of sales in the combined statement of income to conform to the 1999 presentation of gains and losses related to certain commodity contracts.


Note 2  -  Asset Sale

      In 1997 Caltex Trading and Transport Corporation, a subsidiary of the Group, sold for cash its 40% interest in its Bahrain refining joint venture plus related assets at net book value of approximately $140 million.


Note 3  -  Inventories

     The reported value of inventory at December 31 1999, was less than its current cost by approximately $104 million. The reported value of inventory at December 31, 1998 approximated its current cost. In 1998 and 1997, certain inventories were recorded at market, which was lower than the LIFO carrying value. Adjustments to market reduced net income $18 million in 1998 and $36 million in 1997. The market valuation adjustment reserves established in prior years were eliminated as market prices improved in 1999 and the physical units of inventory were sold. Elimination of these reserves increased net income in 1999 by $71 million. At December 31, 1999, inventories were reported at LIFO carrying cost.

      Inventory quantities valued on the LIFO basis were reduced at certain locations during the periods presented. Such inventory reductions increased net income in 1999 by $41 million, and decreased net income by $4 million and $5 million (net of related market valuation adjustments of $1 million and $14 million) in 1998 and 1997, respectively.


Note 4  -  Equity in affiliates

      Investments in affiliates at equity include the following:

                                                                                            As of December 31,
                                                                                   --------------------------
                                                                                       (Millions of U.S.
                                                                                           dollars)
                                                                    Equity %          1999             1998
                                                                    --------          ----             ----
Caltex Australia Limited                                                50%      $     260        $     324
Koa Oil Company, Limited (sold August, 1999)                            50%              -              298
LG-Caltex Oil Corporation                                               50%          1,441            1,170
Star Petroleum Refining Company, Ltd.                                   64%            269              304
All other                                                           Various            157              158
                                                                                 ---------        ---------
                                                                                 $   2,127        $   2,254
                                                                                 =========        =========

      The carrying value of the Group's investment in its affiliates in excess of its proportionate share of affiliate net equity is being amortized over approximately 20 years.

      In 1999, Caltex Corporation sold its 50% interest in Koa Oil Company, Limited (Koa) with a net book value of approximately $219 million, to Nippon Mitsubishi Oil Corp, for approximately $237 million in cash. As a result of the sale, Caltex incurred additional U.S. tax liabilities of approximately $81 million.

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

      The remaining interest in Star Petroleum Refining Company Ltd. (SPRC) is owned by a governmental entity of the Kingdom of Thailand. Provisions in the SPRC shareholders agreement limit the Group's control and provide for active participation of the minority shareholder in routine business operating decisions. The agreement also mandates reduction in Group ownership to a minority position before the year 2001; however, it is likely that this requirement will be delayed in view of the current economic difficulties in the region.

Shown below is summarized combined financial information for affiliates at equity (in millions of U.S. dollars):

                                            100%                                 Equity Share
                                   ----------------------                   ----------------------
                                     1999          1998                       1999         1998
                                   ---------    ---------                   --------     ---------

 Current assets                     $ 3,005     $  3,689                    $ 1,535      $ 1,855
 Other assets                         6,333        7,689                      3,287        4,004

 Current liabilities                  3,351        3,547                      1,816        1,795
 Other liabilities                    1,883        3,505                        937        1,866
                                    -------     --------                    -------      -------

 Net worth                          $ 4,104     $  4,326                    $ 2,069      $ 2,198
                                    =======     ========                    =======      =======

                                            100%                                 Equity Share
                                ----------------------------            -----------------------------
                                  1999      1998      1997                 1999      1998     1997
                                --------  -------- ---------            --------- --------- ---------

 Operating revenues             $ 12,796   $ 11,811  $ 14,669            $ 6,511    $ 5,968   $ 7,452
 Operating income                    726      1,101     1,078                358        539       532
 Net income                          539        193       853                252         58       390


     Cash dividends received from these affiliates were $71 million, $50 million, and $43 million in 1999, 1998, and 1997, respectively.

     The summarized combined financial information shown above includes the cumulative effect of the accounting change in 1998 as described in Note 12.

     Retained earnings as of December 31, 1999 and 1998 includes $1.4 billion which represents the Group's share of undistributed earnings of affiliates at equity.


Note 5  -  Short-term debt

      Short-term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1999 and 1998 were 6.5% and 7.3%, respectively. Unutilized lines of credit available for short-term financing totaled $0.8 billion as of December 31, 1999.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 6  -  Long-term debt

      Long-term debt, with related interest rates for 1999 and 1998 consist of the following:


                                                                        As of December 31,
                                                                     ----------------------
                                                                         (Millions of U.S.
                                                                             dollars)
                                                                       1999            1998
                                                                       ----            ----

U.S. dollar debt:
   Variable interest rate loans with average rates
       of 6.4% and 5.5%, due 2001-2009                              $   481          $  454
   Fixed interest rate term loans with average rates of 6.1%
     and 6.4%, due 2001-2004                                            246             130

Australian dollar debt:
   Fixed interest rate loan with 12.4% rate due 2001                    205             211

New Zealand dollar debt:
   Variable interest rate loans with average rates
       of 5.6% and 5.0%, due 2001-2003                                   70              78
   Fixed interest rate loan with 8.09% rate                               -               5

Malaysian ringgit debt:
   Fixed interest rate loans with average rates of 7.81%
     and 9.16%, due 2001                                                 24              33

South African rand debt:
   Fixed interest rate loan with 17.8% rate due 2003                      8               8

Other - variable interest rate loans with average rates
       of 15.3% and 5.8%, due 2001-2007                                  20              11
                                                                   --------         -------
                                                                    $ 1,054          $  930
                                                                   ========         =======


     Aggregate maturities of long-term debt by year are as follows (in millions of U.S. dollars): 2000 - $148 (included in short-term debt); 2001 - $508; 2002 - $333; 2003 - $110; 2004 - $21; and thereafter - $82.


Note 7  -  Operating leases

     The Group has operating leases involving various marketing assets for which net rental expense was $112 million, $103 million, and $105 million in 1999, 1998, and 1997, respectively.

     Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of U.S. dollars): 2000 - $66; 2001 - $42; 2002 - $30; 2003 - $13; 2004 - $10; and 2005
and thereafter - $37.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 8  -  Employee benefit plans

      The Group has various retirement plans, including defined benefit pension plans, covering substantially all of its employees. The benefit levels, vesting terms and funding practices vary among plans. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the various plans, primarily foreign, and inclusive of affiliates at equity.

                                                                              As of December 31,
                                                                  ----------------------------------------
                                                                          (Millions of U.S. dollars)

                                                                                       Other Post-retirement
                                                                  Pension Benefits          Benefits
                                                                 ------------------     ------------------
                                                                   1999        1998          1999     1998
                                                                 ------      ------        ------   ------
Change in benefit obligations:
   Benefit obligation at January 1,                               $ 400       $ 405         $  79    $  64
   Service cost                                                      23          19             1        2
   Interest cost                                                     26          31             8        6
   Actuarial (gain) loss                                              7          32            (5)      11
   Benefits paid                                                    (39)        (72)           (4)      (4)
   Settlements and curtailments                                    (117)        (26)            -        5
   Foreign exchange rate changes                                      7          11            (1)      (5)
                                                                 ------      ------        ------    -----
   Benefit obligation at December 31,                             $ 307       $ 400         $  78    $  79
                                                                 ======      ======        ======    =====
Change in plan assets:
   Fair value at January 1,                                       $ 333       $ 322         $   -    $   -
   Actual return on plan assets                                      37          47             -        -
   Group contribution                                                42          62             4        4
   Benefits paid                                                    (39)        (72)           (4)      (4)
   Settlements                                                     (105)        (26)            -        -
   Foreign exchange rate changes                                     11           -             -        -
                                                                  -----       -----        ------    -----
   Fair value at December 31,                                     $ 279       $ 333         $   -    $   -
                                                                  =====       =====        ======    =====

Accrued benefit costs:
   Funded status                                                  $ (28)      $ (67)        $ (78)   $ (79)
   Unrecognized net transition liability                              2           4             -        -
   Unrecognized net actuarial losses                                 23          11            17       23
   Unrecognized prior service costs                                   7           9             -        -
                                                                  -----       -----        ------    -----
   Prepaid (accrued) benefit cost recognized                      $   4       $ (43)        $ (61)   $ (56)
                                                                  =====       =====        ======    =====

Amounts recognized in the Combined Balance Sheet:
   Prepaid benefit cost                                           $  32       $  27         $   -    $   -
   Equity in affiliates                                               -         (30)            -        -
Accrued benefit liability                                           (28)        (40)          (61)     (56)
                                                                  -----       -----        -------   ------
   Prepaid (accrued) benefit cost recognized                      $   4       $ (43)        $ (61)   $ (56)
                                                                  =====       =====        ======    ======

Weighted average rate assumptions:
   Discount rate                                                    8.9%        7.6%        10.9%    10.0%
   Rate of increase in compensation                                 6.9%        5.4%         4.0%     4.0%
   Expected return on plan assets                                  10.4%        9.6%          n/a      n/a

   Settlements and curtailments in 1999 include sale of investment in Koa. (See Note 4)

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 8  -  Employee benefit plans - continued

                                                                                     As of December 31,
                                                                                 --------------------------
                                                                                      (Millions of U.S.
                                                                                          dollars)
                                                                                       1999      1998
                                                                                     ------     ------
Pension plans with accumulated benefit obligations in excess of assets
      Projected benefit obligation                                                   $   25      $184
      Accumulated benefit obligation                                                     13       157
      Fair value of assets                                                                -        87


The 1999 reduction is due to sale of investment in Koa (see Note 4)

                                                                              Year ended December 31,
                                                                          -------------------------------
                                                                              (Millions of U.S. dollars)
                                                                          1999          1998         1997
                                                                         -----         -----        -----
Components of Pension Expense
      Service cost                                                       $  23         $  19       $   26
      Interest cost                                                         26            31           44
      Expected return on plan assets                                       (27)          (28)         (36)
      Amortization of prior service cost                                     3             1            3
      Recognized net actuarial loss                                          1             5            3
      Curtailment/settlement loss                                           16            21            -
                                                                         -----         -----       ------
          Total                                                          $  42         $  49       $   40
                                                                         =====         =====       ======

Components of Other Post-retirement Benefits
      Service cost                                                       $   1         $   2       $    2
      Interest cost                                                          8             6            6
      Special termination benefit recognition                                -             3            -
      Curtailment recognition                                                -             3            -
                                                                         -----         -----       ------
                                                                         $   9         $  14       $    8
                                                                         =====         =====       ======

      Other post-retirement benefits are comprised of contributory healthcare and life insurance plans. A one percentage point change in the assumed health care cost trend rate of 8.9% would change the post-retirement benefit obligation by $8 million and would not have a material effect on aggregate service and interest components.


Note 9  -  Commitments and contingencies

     In 1997, Caltex received a claim from the United States Internal Revenue Service (IRS) for $292 million in excise tax, along with penalties and interest, bringing the total to approximately $2 billion. Caltex was required to provide the IRS with a standby letter of credit securing the performance of Caltex's obligations to the IRS if the claim was upheld by the courts. Pursuant to Caltex's ongoing discussions with the IRS and the Justice Department, Caltex' offer to settle the claim was accepted and the remaining amount of the assessment was conceded. On December 22, 1999, Caltex settled the claim in the amount of tax of $9.1 million plus accrued interest of $55.7 million due under the terms of the settlement. Accordingly, the letter of credit was terminated and the parties filed a stipulation with the United States Court of Federal Claims to dismiss the case and the case was dismissed. The majority of the settlement was applied against reserves established prior to 1999 and there was no significant impact on 1999 net income.

      Caltex also is involved in IRS tax audits for years 1987 to 1993. While no claims by the IRS are outstanding for these years, in the opinion of management, adequate provision has been made for income taxes for all years either under examination or subject to future examination.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 9  -  Commitments and contingencies - continued

      Caltex and certain of its subsidiaries are named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in various lawsuits filed in the U.S. and the Philippines on behalf of at least 3,350 parties, who were either survivors of, or relatives of persons who allegedly died in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying products for Caltex (Philippines) Inc. (a subsidiary of Caltex) in connection with a contract of affreightment. Although Caltex had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability have been alleged against Caltex. The major suit filed in the U.S. (Louisiana State Court) does not mention a specific monetary recovery although the pleadings contain a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made at this time. Caltex is actively pursuing dismissal of all Philippine litigation on the strength of a Philippine Supreme Court decision absolving it of any responsibility for the collision. Caltex is also seeking dismissal of the Louisiana litigation in reliance on various statutory, procedural and substantive grounds.

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

      A Caltex subsidiary has a contractual commitment until 2007 to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate. Total future estimated commitments under this contract, based on current pricing and projected growth rates, are approximately $700 million per year. Purchases (in billions of U.S. dollars) under this and other similar contracts were $0.7, $0.8 and $1.0 in 1999, 1998 and 1997, respectively.

      Caltex is contingently liable for sponsor support funding for a maximum of $278 million in connection with an affiliate's project finance obligations. The project has been operational since 1996 and has successfully completed all mechanical, technical and reliability tests associated with the plant physical completion covenant. However, the affiliate has been unable to satisfy a covenant relating to a working capital requirement. As a result, a technical event of default exists which has not been waived by the lenders. The lenders have not enforced their rights and remedies under the finance agreements and they have not indicated an intention to do so. The affiliate is current on these financial obligations and anticipates resolving the issue with its secured creditors during further restructuring discussions. During 1999, Caltex and the other sponsor provided temporary short-term extended trade credit related to crude oil supply with an outstanding balance owing to Caltex at December 31, 1999 of $149 million.

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

      Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:

                                                                              As of December 31,
                                                                           --------------------------
                                                                               (Millions of U.S.
                                                                                   dollars)
                                                                           1999               1998
                                                                           ----               ----
Interest rate swaps - Pay Fixed, Receive Floating                         $ 632              $ 653
Interest rate swaps - Pay Floating, Receive Fixed                           245                202
Commitments to purchase foreign currencies                                  360                395
Commitments to sell foreign currencies                                       81                 25

      The Group enters into interest rate swaps in managing its interest risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to ten years. Net unrealized gains and (losses) on contracts outstanding at December 31, 1999 and 1998 were $4 million and ($7 million), respectively.

      The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian and Singapore dollars) hedging existing liabilities have maturities of up to two years. Net unrealized losses applicable to outstanding forward exchange contracts at December 31, 1999 and 1998 were $5 million and $23 million, respectively.

      The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. Established petroleum futures exchanges are used, as well as "over-the-counter" hedge instruments, including futures, options, swaps, and other derivative products. Gains and losses on hedges are deferred and recognized concurrently with the underlying commodity transactions. Deferred gains on hedging contracts outstanding at year-end were $4 million in 1999 and $8 million in 1998.

      The Group's recorded value of long-term debt exceeded the fair value by $22 million and $34 million as of December 31, 1999 and 1998, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, marketable securities, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities.

      The Group had investments in debt securities available-for-sale at amortized costs of $120 million and $105 million at December 31, 1999 and 1998, respectively. The fair value of these securities at December 31, 1999 and 1998 approximated amortized costs. As of December 31, 1999 and 1998, investments in debt securities available-for-sale had maturities less than ten years. The Group's carrying amount for investments in affiliates accounted for at equity included $2 million and $19 million, as of December 31, 1999 and 1998, respectively, for after tax unrealized net gains on investments held by these companies.

      The Group is exposed to credit risks in the event of non-performance by counter-parties to financial instruments. For financial instruments with institutions, the Group does not expect any counter-party to fail to meet its obligations given their high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentration of such risk. The Group performs ongoing credit evaluations of its customers and generally does not require collateral. Letters of credit are the principal security obtained to support lines of credit when the financial strength of a customer is not considered sufficient. Credit losses have historically been within management's expectations.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes

 Taxes charged to income consist of the following:


                                                                             Year ended December 31,
                                                                    ---------------------------------------
                                                                             (Millions of U.S. dollars)

                                                                     1999             1998            1997
                                                                     ----             ----            ----
 Taxes other than income taxes:

    Duties, import and excise taxes                                $  1,077        $  1,218         $ 1,409
    Other                                                                16              17              19
                                                                   --------        --------         -------

           Total taxes other than income taxes                     $  1,093        $  1,235         $ 1,428
                                                                   ========        ========         =======

 Income taxes:

    U.S. taxes :
        Current                                                    $     72        $      6         $     8
        Deferred                                                          -              23              (2)
                                                                   --------        --------         -------
           Total U.S.                                                    72              29               6
                                                                   --------        --------         -------

    International taxes:
        Current                                                    $    376        $    228         $   407
        Deferred                                                        (58)             69             (49)
                                                                   --------        --------         -------
           Total International                                          318             297             358
                                                                   --------        --------         -------

 Total provision for income taxes                                  $    390        $    326         $   364
                                                                   ========        ========         =======


      Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                                         Year ended December 31,
                                                                 -----------------------------------------
                                                                    1999            1998            1997
                                                                    ----            ----            ----

Computed "expected" tax rate                                        35.0%            35.0%          35.0%
Effect of recording equity in net income
   of affiliates on an after tax basis                             (11.3)            (7.3)         (11.3)
Effect of dividends received from
   subsidiaries and affiliates                                       0.4             (0.3)          (0.3)
Income subject to foreign taxes at other
   than U.S. statutory tax rate                                     18.4             26.0            5.2
Effect of sale of investment in an affiliate                         6.6              -              -
Deferred income tax valuation allowance                              2.4              8.7            1.4
Other                                                               (1.5)             0.7            -
                                                                  -------          -------         ------

Effective tax rate                                                  50.0%            62.8%          30.0%
                                                                  =======          =======         ======

      For 1999, the increase in effective tax rate resulting from the sale of investment in an affiliate is net of the effect of previously unrecorded foreign tax credit carry-forwards of $29 million. The 1998 increase in effective tax rate is primarily due to the larger proportion of earnings from higher tax rate foreign jurisdictions, and the effect of foreign currency translation on pre-tax income.

      Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. Temporary differences and tax loss carry-forwards which give rise to deferred tax liabilities (assets) are as follows:

                                                 Year ended December 31,
                                               ---------------------------
                                               (Millions of U.S. dollars)
                                                1999               1998
                                               -----              -----
Depreciation                                   $ 322              $ 316
Miscellaneous                                     17                 38
                                               -----              -----
   Deferred tax liabilities                      339                354
                                               -----              -----

Inventory                                        (24)                (1)
Investment allowances                            (62)               (62)
Tax loss carry-forwards                         (100)               (63)
Foreign exchange                                 (13)                (8)
Retirement benefits                              (33)               (48)
Miscellaneous                                    (11)               (11)
                                               -----              -----
   Deferred tax assets                          (243)              (193)
Valuation allowance                               91                 72
                                               -----              -----

   Net deferred taxes                          $ 187              $ 233
                                               =====              =====

      A valuation allowance has been established to reduce deferred income tax assets to amounts which, in the Group's judgement are more likely than not (more than 50%) to be utilized against current and future taxable income when those temporary differences become deductible.

      Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.4 billion as of December 31, 1999 and December 31, 1998, respectively. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability. Excess U.S. foreign income tax credits are not recorded until realized.


Note 12  -  Accounting change

      An affiliate of the Group capitalized certain start-up costs, primarily organizational and training, over the period 1992-1996 related to a grassroots refinery construction project in Thailand. These costs were considered part of the effort required to prepare the refinery for operations. With the issuance of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", these costs would be accounted for as period expenses. The Group elected early adoption of this pronouncement effective January 1, 1998 and accordingly, recorded a cumulative effect charge to income as of January 1, 1998 of $50 million representing the Group's share of the applicable start-up costs. Excluding the cumulative effect, the change in accounting for start-up costs did not materially affect net income for 1998.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 13  -  Restructuring/Reorganization

      Caltex recorded a charge to selling, general and administrative expenses of $37 million and $86 million in 1999 and 1998, respectively, for various restructuring and reorganization activities undertaken to realign its downstream operations along functional lines and reduce redundant operating activities. The charges included severance and other termination benefits of $23 million and $60 million for approximately 200 employees and 500 employees in 1999 and 1998, respectively. Less than 100 of the affected employees remained as of the end of 1999 and almost all of these are scheduled to leave by the end of March, 2000. The charges also included $12 million and $10 million for asset and lease commitment write-offs, and other reorganization costs of $2 million and $16 million, in 1999 and 1998, respectively. In addition, 1999 net income includes a $27 million after tax charge for restructuring activities of affiliates.

      Approximately $22 million of the total restructuring and reorganization charges remained as recorded liabilities as of December 31, 1999, which primarily relates to future lease commitments on vacated office space over the remaining lease term ending in 2002, and severance payments to be paid to affected employees during the first quarter of 2000. Adjustments made in 1999 to the liability recorded at December 31, 1998 were insignificant.


      The following table summarizes the restructuring/reorganization costs related to severance and other termination benefits for 1999 and 1998 (millions of U.S. dollars):

                                                      1999                                 1998
                                       ---------------------------------     --------------------------------
                                        Balance at                            Balance at
                                       December 31  Payments    Accruals     December 31  Payments    Accrual
                                       -----------  --------    --------     -----------  --------    -------
U.S. Headquarters and expatriates:
   Severance and
     other termination benefits           $   8       $ (19)      $   3         $  24       $  (2)      $  26
   Employee benefit
     curtailment/settlement                   2         (35)         17            20          (6)         26
Foreign staff severance benefits              -          (3)          3             -          (8)          8
                                          -----       -----       -----         -----       -----       -----
                                          $  10       $ (57)      $  23         $  44       $ (16)      $  60
                                          =====       =====       =====         =====       =====       =====


Note 14  -  Assets Held for Disposal

      The Group continually reviews its asset portfolio and periodically sells or otherwise disposes of various assets that no longer fit into the Group's strategic direction. The Group recorded a charge to earnings of approximately $30 million in both 1999 and 1998, and $12 million in 1997 related to various marketing assets (primarily service station land and buildings) which have been removed from operation and are awaiting disposal or sale as buyers are located. Carrying value of these assets, which is based on appraisals or estimated selling prices, as of December 31, 1999 is approximately $25 million. The effect of suspending depreciation on assets held for sale in 1999, 1998 and 1997 was not material.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 15  -  Combined statement of cash flows

      Changes in operating working capital consist of the following:


                                                                       Year ended December 31,
                                                                  ---------------------------------
                                                                      (Millions of U.S. dollars)
                                                                    1999          1998         1997
                                                                  ------        ------       ------
Accounts and notes receivable                                     $ (653)       $  404       $   33
Inventories                                                          (12)          (28)          85
Accounts payable                                                     484          (105)        (252)
Accrued liabilities                                                  (23)           41            1
Estimated income taxes                                                14             4          (17)
                                                                  ------       -------      --------
   Total                                                          $ (190)       $  316       $ (150)
                                                                  =======      =======      ========


      Net cash provided by operating activities includes the following cash payments for interest and income taxes:

                                                                       Year ended December 31,
                                                                  ---------------------------------
                                                                      (Millions of U.S. dollars)
                                                                    1999          1998         1997
                                                                  ------        ------       ------
Interest paid (net of capitalized interest)                       $  142       $   182      $   138
Income taxes paid                                                 $  404       $   237      $   440


      The deconsolidation of Caltex Australia Limited as of December 31, 1997, as described in Note 4, resulted in a non-cash reduction in the following combined balance sheet captions for 1997, which have not been included in the combined statement of cash flows (millions of U.S. dollars):

      Net working capital                                               $   60
      Equity in affiliates                                                  94
      Long-term debt                                                        45
      Minority interest                                                    109

      No significant non-cash investing or financing transactions occurred in 1999 and 1998.


Note 16  -  Oil and gas exploration, development and producing activities

     The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.