Form 10-Q
period 2000-03-31
CHEVRON CORP
filed 2000-05-05
CIK 93410

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-368-2


                               Chevron Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      94-0890210
     ------------------------------                    -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

    575 Market Street, San Francisco, California               94105
    --------------------------------------------           -------------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code (415) 894-7700

                                     NONE
        -----------------------------------------------------------------
       (Former  name  or  former   address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      ------    ------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                              Outstanding as of March 31, 2000
----------------------------------            --------------------------------
 Common stock, $1.50 par value                          651,969,658

================================================================================

                                      INDEX
                                                                       Page No.

       Cautionary Statements Relevant to Forward-Looking Information
       for the Purpose of "Safe Harbor" Provisions of the Private
       Securities Litigation Reform Act of 1995                                1

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements
         Consolidated Statement of Income for the three months
          ended March 31, 2000 and 1999                                        2

         Consolidated Statement of Comprehensive Income for the
          three months ended March 31, 2000 and 1999                           2

         Consolidated Balance Sheet at March 31, 2000
          and December 31, 1999                                                3

         Consolidated Statement of Cash Flows for the three months
          ended March 31, 2000 and 1999                                        4

         Notes to Consolidated Financial Statements                         5-13

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    14-22

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                    23

 Item 6. Listing of Exhibits and Reports on Form 8-K                          23

 Signature                                                                    23

 Exhibit: Computation of Ratio of Earnings to Fixed Charges                   24

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

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                                                 Three Months Ended
                                                                                                          March 31,
Millions of Dollars,  Except Per-Share Amounts                                               2000              1999
-------------------------------------------------------------------------------------------------------------------
Revenues and Other Income
Sales and other operating revenues*                                                      $ 11,356          $  6,399
Income from equity affiliates                                                                 196               144
Other income                                                                                  146               146
                                                                                        ---------------------------
   Total Revenues and Other Income                                                         11,698             6,689
                                                                                        ---------------------------

Costs and Other Deductions
Purchased crude oil and products                                                            6,249             2,781
Operating expenses                                                                          1,238             1,160
Selling, general and administrative expenses                                                  377               397
Exploration expenses                                                                           96                88
Depreciation, depletion and amortization                                                      651               566
Taxes other than on income*                                                                 1,109             1,078
Interest and debt expense                                                                     129               105
                                                                                        ---------------------------
   Total Costs and Other Deductions                                                         9,849             6,175
                                                                                        ---------------------------

Income Before Income Tax Expense                                                            1,849               514
Income Tax Expense                                                                            805               185
                                                                                        ---------------------------
Net Income                                                                               $  1,044          $    329
                                                                                        ===========================

Per Share of Common Stock:
   Net Income     - Basic                                                                $   1.59          $    .50
                  - Diluted                                                              $   1.59          $    .50
   Dividends                                                                             $    .65          $    .61

Weighted Average Number of
 Shares Outstanding (000s)          - Basic                                               656,132           654,677
                                    - Diluted                                             658,124           654,793

*   Includes consumer excise taxes.                                                      $    913          $    912

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                                                                                 Three Months Ended
                                                                                                          March 31,
Millions of Dollars,                                                                         2000              1999
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                               $  1,044          $    329
                                                                                         --------------------------
   Unrealized holding gain (loss) on securities                                                10                (6)
   Minimum pension liability adjustment                                                       (15)              (11)
                                                                                         --------------------------
Other Comprehensive Loss, net of tax                                                           (5)              (17)
                                                                                         --------------------------
Comprehensive Income                                                                     $  1,039          $    312
                                                                                         ==========================

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                               March 31,               December 31,
                                                                                    2000                       1999
Millions of Dollars                                                          (Unaudited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                        $ 1,185                    $ 1,345
Marketable securities                                                                627                        687
Accounts and notes receivable                                                      4,013                      3,688
Inventories:
    Crude oil and petroleum products                                                 659                        585
    Chemicals                                                                        505                        526
    Materials, supplies and other                                                    284                        291
                                                                                -----------------------------------
                                                                                   1,448                      1,402
Prepaid expenses and other current assets                                          1,244                      1,175
                                                                                -----------------------------------
       Total Current Assets                                                        8,517                      8,297
Long-term receivables                                                                824                        815
Investments and advances                                                           5,643                      5,231

Properties, plant and equipment, at cost                                          54,293                     54,212
Less: accumulated depreciation, depletion and amortization                        29,111                     28,895
                                                                                -----------------------------------
                                                                                  25,182                     25,317
Deferred charges and other assets                                                  1,083                      1,008
                                                                                -----------------------------------
           Total Assets                                                          $41,249                    $40,668
                                                                                ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                                  $ 3,512                    $ 3,434
Accounts payable                                                                   3,064                      3,103
Accrued liabilities                                                                1,058                      1,210
Federal and other taxes on income                                                  1,041                        718
Other taxes payable                                                                  408                        424
                                                                                -----------------------------------
       Total Current Liabilities                                                   9,083                      8,889
Long-term debt                                                                     5,085                      5,174
Capital lease obligations                                                            315                        311
Deferred credits and other noncurrent obligations                                  1,821                      1,739
Noncurrent deferred income taxes                                                   5,094                      5,010
Reserves for employee benefit plans                                                1,846                      1,796
                                                                                -----------------------------------
       Total Liabilities                                                          23,244                     22,919
                                                                                -----------------------------------
 Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                                              -                          -
Common stock (authorized 1,000,000,000 shares,
    $1.50 par value, 712,487,068 shares issued)                                    1,069                      1,069
Capital in excess of par value                                                     2,225                      2,215
Deferred compensation                                                               (636)                      (646)
Accumulated other comprehensive income                                              (120)                      (115)
Retained earnings                                                                 18,024                     17,400
Treasury stock, at cost (60,664,587 and 56,140,994 shares
    at March 31, 2000 and December 31, 1999, respectively)                        (2,557)                    (2,174)
                                                                                -----------------------------------
       Total Stockholders' Equity                                                 18,005                     17,749
                                                                                -----------------------------------
           Total Liabilities and Stockholders' Equity                            $41,249                    $40,668
                                                                                ===================================

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                                 Three Months Ended
                                                                                                          March 31,
Millions of Dollars                                                                          2000              1999
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                           $ 1,044            $  329
     Adjustments
       Depreciation, depletion and amortization                                               651               566
       Dry hole expense related to prior years' expenditures                                   14                19
       Distributions less than income from equity affiliates                                 (129)             (102)
       Net before-tax gains on asset retirements and sales                                    (56)             (108)
       Net foreign currency (gains) losses                                                    (27)               15
       Deferred income tax provision                                                           94                60
       Net (increase) decrease in operating working capital                                  (325)               90
       Other, net                                                                              30               (78)
                                                                                          -------------------------
          Net Cash Provided by Operating Activities                                         1,296               791
                                                                                          -------------------------

Investing Activities
     Capital expenditures                                                                    (881)             (797)
     Proceeds from asset sales                                                                146               145
     Net sales (purchases) of marketable securities                                            75              (102)
     Other investing cash flows, net                                                           (5)              (22)
                                                                                          -------------------------
          Net Cash Used for Investing Activities                                             (665)             (776)
                                                                                          -------------------------

Financing Activities
     Net borrowings of short-term obligations                                                  68               484
     Proceeds from issuance of long-term debt                                                  19                12
     Repayments of long-term debt and other financing obligations                             (80)             (214)
     Cash dividends                                                                          (427)             (399)
     Net (purchases) sales of treasury shares                                                (370)               70
                                                                                          -------------------------
          Net Cash Used for Financing Activities                                             (790)              (47)
                                                                                          -------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                   (1)                1
                                                                                          -------------------------
Net Change in Cash and Cash Equivalents                                                      (160)              (31)
Cash and Cash Equivalents at January 1                                                      1,345               569
                                                                                          -------------------------
Cash and Cash Equivalents at March 31                                                     $ 1,185            $  538
                                                                                          =========================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 2.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1999 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 2000, are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the first quarter of 2000 included a $62 million special charge related to a patent litigation issue. Net special benefits in net income for the 1999 quarter included a gain of $60 million from the sale of the company's interest in a coal mining affiliate, partially offset by net environmental remediation provisions of $12 million for the company's U.S. exploration and production and refining, marketing and transportation operations.

Net income included foreign currency gains of $46 million in the first quarter 2000, compared with losses of $9 million in the first quarter 1999.

Note 3. Information Relating to the Statement of Cash Flows

The "Net (increase) decrease in operating working capital" is composed of the following:

                                                                         Three Months Ended
                                                                                  March 31,
Millions of Dollars                                                         2000       1999
-------------------------------------------------------------------------------------------
(Increase) decrease in accounts and notes receivable                   $    (325)   $    41
(Increase) decrease in inventories                                           (46)        34
Increase in prepaid expenses and other current assets                        (87)      (153)
(Decrease) increase in accounts payable and accrued liabilities             (186)        57
Increase in income and other taxes payable                                   319        111
-------------------------------------------------------------------------------------------

     Net (increase) decrease in operating working capital              $    (325)   $    90
-------------------------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                         Three Months Ended
                                                                                  March 31,
Millions of Dollars                                                         2000       1999
-------------------------------------------------------------------------------------------
Interest paid on debt (net of capitalized interest)                        $ 143      $ 110
Income taxes paid                                                          $ 380      $   9
-------------------------------------------------------------------------------------------


The increase in "income taxes paid" between periods shown above primarily reflects higher payments of non-US income taxes in the first quarter 2000.

The "Net sales (purchases) of marketable securities" consists of the following gross amounts:

                                                                         Three Months Ended
                                                                                  March 31,
Millions of Dollars                                                         2000       1999
-------------------------------------------------------------------------------------------
Marketable securities purchased                                           $ (866)    $ (793)
Marketable securities sold                                                   941        691
-------------------------------------------------------------------------------------------

     Net sales (purchases) of marketable securities                       $   75     $ (102)
-------------------------------------------------------------------------------------------

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $10 million and $70 million of matured debt guaranteed by Chevron Corporation in January of 2000 and 1999, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in Deferred Compensation - ESOP.

Note 4.  Operating Segments and Geographic Data

Chevron  manages  its  exploration  and  production;   refining,  marketing  and
transportation; and chemicals businesses separately.

In February 2000, Chevron and Phillips Petroleum Company signed a letter of intent and exclusivity agreement to combine most of their chemicals businesses in a joint venture. Each company will own 50 percent of the joint venture - Chevron Phillips Chemical Company which expects to have annual sales and total assets of about $6 billion. In April, the plan cleared U.S. Federal Trade Commission review. Other regulatory clearances and final approval of the companies' boards of directors are expected to be completed by mid-2000.

"All Other" activities include the company's share of earnings from and investment in Dynegy Inc., corporate administrative costs, worldwide cash management and debt financing activities, coal mining operations, insurance operations, and real estate activities. The company's primary country of operation is the United States, its country of domicile. Activities in no other country meet the materiality requirements for separate disclosure.

Reportable operating segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2000 and 1999, are presented in the following table.

                                                                     Three Months Ended
                                                                               March 31,
                                                                  ----------------------
      Millions of Dollars                                              2000         1999
----------------------------------------------------------------------------------------
     Exploration and Production
       United States                                               $  1,221      $   628
       International                                                  2,360          988
                                                                  ----------------------
         Sub-total                                                    3,581        1,616
       Intersegment Elimination - United States                        (756)        (306)
       Intersegment Elimination - International                      (1,019)        (440)
                                                                  ----------------------
     Total Exploration and Production                                 1,806          870
                                                                  ----------------------

     Refining, Marketing and Transportation
       United States                                                  6,715        3,818
       International                                                  1,765          919
                                                                  ----------------------
         Sub-total                                                    8,480        4,737
       Intersegment Elimination - United States                        (130)         (63)
       Intersegment Elimination - International                          (4)          (4)
                                                                  ----------------------
     Total Refining, Marketing and Transportation                     8,346        4,670
                                                                  ----------------------

     Chemicals
       United States                                                    917          627
       International                                                    250          176
                                                                  ----------------------
         Sub-total                                                    1,167          803
       Intersegment Elimination - United States                         (53)         (39)
                                                                  ----------------------
       Total Chemicals                                                1,114          764
                                                                  ----------------------

     All Other
       United States                                                    113          107
       International                                                      4            2
                                                                  ----------------------
         Sub-total                                                      117          109
       Intersegment Elimination - United States                         (24)         (13)
       Intersegment Elimination - International                          (3)          (1)
                                                                  ----------------------
     Total All Other                                                     90           95
                                                                  ----------------------

     Sales and Other Operating Revenues
       United States                                                  8,966        5,180
       International                                                  4,379        2,085
----------------------------------------------------------------------------------------
         Sub-total                                                   13,345        7,265
       Intersegment Elimination - United States                        (962)        (421)
       Intersegment Elimination - International                      (1,027)        (445)
----------------------------------------------------------------------------------------

     Total Sales and Other Operating Revenues                      $ 11,356      $ 6,399
========================================================================================

The company evaluates the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed by Chevron Corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. After-tax earnings by segment for the three-month month periods ended March 31, 2000 and 1999, are presented in the following table.

                                                                     Three Months Ended
                                                                               March 31,
                                                                    --------------------
      Millions of Dollars                                              2000         1999
----------------------------------------------------------------------------------------
     Exploration and Production
       United States(1)                                             $   365      $    38
       International                                                    653          116
                                                                    --------------------
     Total Exploration and Production                                 1,018          154
                                                                    --------------------

     Refining, Marketing and Transportation
       United States                                                     (7)          82
       International                                                      8           87
                                                                    --------------------
     Total Refining, Marketing and Transportation                         1          169
                                                                    --------------------
      Chemicals
       United States                                                     47           38
       International                                                     21           12
                                                                    --------------------
     Total Chemicals                                                     68           50
                                                                    --------------------

                                                                    --------------------
     Total Segment Income                                             1,087          373
                                                                    --------------------

       Interest Expense                                                 (89)         (74)
       Interest Income                                                   15           13
       Other(1)                                                          31           17
----------------------------------------------------------------------------------------
     Net Income                                                     $ 1,044      $   329
----------------------------------------------------------------------------------------


(1) 1999 restated to conform to the 2000 presentation. Effective in the first quarter 2000, the company's share of earnings from Dynegy, Inc. is reported in Other.

Segment assets at March 31, 2000 and year-end 1999 are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                                                               March 31,        December 31,
      Millions of Dollars                                                           2000                1999
------------------------------------------------------------------------------------------------------------
      Exploration and Production
         United States(1)                                                        $ 5,226             $ 5,215
         International                                                            14,000              13,748
                                                                               -----------------------------
      Total Exploration and Production                                            19,226              18,963
                                                                               -----------------------------

      Refining, Marketing and Transportation
         United States                                                             8,155               8,178
         International                                                             3,853               3,609
                                                                               -----------------------------
      Total Refining, Marketing and Transportation                                12,008              11,787
                                                                               -----------------------------

      Chemicals
         United States                                                             3,370               3,303
         International                                                               942                 923
                                                                               -----------------------------
      Total Chemicals                                                              4,312               4,226
                                                                               -----------------------------

                                                                               -----------------------------
      Total Segment Assets                                                        35,546              34,976
                                                                               -----------------------------

      All Other(1)
         United States                                                             3,720               3,825
         International                                                             1,983               1,867
                                                                               -----------------------------
      Total All Other                                                              5,703               5,692
                                                                               -----------------------------

      Total Assets - United States                                                20,471              20,521
      Total Assets - International                                                20,778              20,147
------------------------------------------------------------------------------------------------------------
      Total Assets                                                               $41,249             $40,668
------------------------------------------------------------------------------------------------------------


(1) 1999 restated to conform to the 2000 presentation. Effective in the first quarter 2000, the company's investment in Dynegy, Inc. is reported in All Other.

Note 5.  Summarized Financial Data - Chevron U.S.A. Inc.

At March 31, 2000, Chevron U.S.A. Inc. was Chevron Corporation's principal U.S. operating subsidiary, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table.

                                                                                    Three Months Ended
                                                                                              March 31,
                                                                               -----------------------
Millions of Dollars                                                               2000            1999
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                                              $9,145          $5,252
Costs and other deductions                                                       8,739           5,231
Net income                                                                         335              78
------------------------------------------------------------------------------------------------------

                                                                 March 31,                December 31,
Millions of Dollars                                                   2000                       1999(1)
-----------------------------------------------------------------------------------------------------
Current assets                                                    $  4,205                    $  3,889
Other assets                                                        20,283                      20,687

Current liabilities                                                  4,104                       4,685
Other liabilities                                                    9,876                       9,730

Net worth                                                           10,508                      10,161
======================================================================================================
Memo: Total Debt                                                  $  6,934                    $  7,462

(1)Certain asset and liability balances have been restated. Net worth remains unchanged.

Note 6. Summarized Financial Data - Chevron Transport Corporation Limited

Chevron Transport Corporation Limited (CTC), a Bermuda corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. Effective July 1999, Chevron Transport Corporation, a Liberian corporation was merged into CTC, which assumed all of the assets and liabilities of Chevron Transport Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand-alone basis in conformity with accounting principles generally accepted in the United States.

                                                          Three Months Ended
                                                                    March 31,
                                                     -----------------------
 Millions of Dollars                                    2000            1999
----------------------------------------------------------------------------
 Sales and other operating revenues                     $122            $122
 Costs and other deductions                              150             136
 Net loss                                                (28)             (6)
============================================================================


                                   March 31,                December 31,
 Millions of Dollars                    2000                        1999
------------------------------------------------------------------------
 Current assets                     $    206                    $    184
 Other assets                            715                         742

 Current liabilities                     606                         580
 Other liabilities                       261                         264

 Net worth                                54                          82
------------------------------------------------------------------------


Separate financial statements and other disclosures with respect to CTC are omitted because they are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at March 31, 2000. The increase in net loss between periods shown above is primarily due to higher vessel operating costs in 2000, mainly fuel costs.

Note 7. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                             Three Months Ended
                                                       March 31,
                                         ----------------------
Millions of Dollars                        2000            1999
---------------------------------------------------------------
Gross revenues(1)                        $4,110          $2,890
Income before income taxes                  219             289
Net income                                  102             203
===============================================================

(1)1999 restated to conform to the 2000 presentation, netting certain offsetting trading sale and purchase contracts. The restatement has no impact on net income.

Note 8. Employee Termination Benefits and Other Restructuring Costs

In 1999, the company implemented a staff reduction program in all of its operating segments across several businesses and accrued $220 million in severance and other termination benefits for 3,472 employees. Employees affected were primarily U.S.- based and all identified employees will be separated by June 30, 2000. Termination benefits for 3,070 of the 3,472 employees - accrued in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" - are payable from the assets of the company's U.S. and Canadian pension plans.

Accrual and payment activity for the employee termination benefits is presented in the following table:

                                                             Restructuring
                                                                 Liability                   Number of
                                                     (Millions of Dollars)                   Employees
------------------------------------------------------------------------------------------------------
1999 Accruals                                                        $ 220                       3,472

1999 Cash Payments                                                    (135)                     (2,157)
------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                         $  85                       1,315

2000 Cash Payments                                                     (25)                       (427)
------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                                            $  60                         888
------------------------------------------------------------------------------------------------------



Note 9.  Income Taxes

Taxes on income for the first quarter of 2000 were $805 million compared with $185 million in last year's first quarter. The effective tax rate for the first quarter of 2000 was 44 percent compared with 36 percent in last year's first quarter. The increase in the effective tax rate was the result of lower equity earnings recorded on an after-tax basis as a proportion of before-tax income and a decrease in tax credits and capital loss benefits in 2000, compared with the 1999 period.

Note 10.  Litigation

Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. On March 29, 2000, the U. S. Court of Appeals for the Federal Circuit upheld a trial court's decisions that Unocal's patent is valid and enforceable and assessed damages of
5.75 cents per gallon for gasoline produced in infringement of the patent. On April 26, 2000, Chevron and the five other defendants in this case filed a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit. If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is ruled to have infringed the patent. As a result of the March 2000 ruling, the company recorded in the first quarter 2000 a special after-tax charge of $62 million. The majority of this charge pertains to gasoline production in the earlier part of this period, before the company modified its manufacturing processes to minimize the production of gasoline that allegedly infringes on Unocal's patented formulations. Additional amounts were recorded as part of first quarter 2000 operational earnings, and the company will also accrue in the normal course of business any future estimated liability for potential infringement of the patent covered by the Court's ruling. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. Chevron believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

There is an ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into drinking water wells. Along with other oil companies, the company is a party to actions related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to take action to correct or ameliorate the alleged effects on the environment of prior disposal or release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. Chevron has eliminated the use of MTBE in gasoline it sells in certain areas.

Note 11. Other Contingencies and Commitments

The U.S. federal income tax and California franchise tax liabilities of the company have been settled through 1993.

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

The company believes it has no material market or credit risk to its operations, financial position or liquidity as a result of its commodities, and other derivatives activities. However, the results of operations and financial position of the company's equity affiliates Caltex and Dynegy, may be affected by their business activities involving the use of derivative instruments.

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries. Areas in which the company has significant operations include the United States, Canada, Australia, the United Kingdom, Norway, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand and Argentina. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Dynegy affiliate has operations in the United States, Canada, the United Kingdom and other European countries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               First Quarter 2000 Compared With First Quarter 1999

Financial Results
-----------------
Net income for the first quarter of 2000 was $1.044 billion ($1.59 per share-diluted and basic), more than three times the first quarter 1999 net income of $329 million ($0.50 per share-diluted and basic). Net income for the first quarter of 2000 included a special charge of $62 million for a patent litigation matter, compared with net benefits of $48 million in last year's first quarter. In 1999, a $60 million gain from the sale of the company's interest in a coal mining affiliate was partially offset by $12 million of net environmental remediation provisions for the company's U.S. operations. Excluding the effect of the special items, the company posted record operating earnings of $1.106 billion, nearly four times last year's first quarter operating results.

The company's exploration and production (upstream) operations benefited from a sharp rise in crude oil prices and earned $1.018 billion in the first quarter 2000. However, the company's refining, marketing and transportation (downstream) businesses earned only $63 million, excluding the special item litigation provision, in the quarter, as selling prices for refined products did not rise as fast as the cost of refinery feedstocks, primarily crude oil, which compressed margins.

Operating Environment and Outlook
---------------------------------
Chevron's earnings are affected significantly by fluctuations in the price of crude oil and natural gas. In response to the 1999 agreement of certain OPEC and non-OPEC oil producing countries to restrict the production of crude oil, rising worldwide demand and low worldwide petroleum inventories, prices in the first quarter 2000 were significantly higher than the year-ago quarter. In the first quarter 2000, higher crude oil prices increased upstream earnings, while squeezing margins in the downstream business. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, was $28.91 per barrel for the first quarter of 2000 the highest level since the pre-Gulf War buildup in late 1990. In comparison, crude oil prices in the first quarter 1999 were the lowest in 20 years. WTI spot prices exceeded $34 per barrel in early March before settling into a trading range of $24 to $27 per barrel later in the month, after the oil producing countries agreed to raise production by about 2 million barrels per day. Average U.S. natural gas prices for the first quarter of 2000 were also significantly higher than in last year's quarter. Henry Hub spot natural gas prices increased 43 percent, compared with the first quarter 1999, to $2.59 per thousand cubic feet. Crude oil and natural gas prices are expected to fluctuate but they are likely to remain at levels exceeding last year's if production curtailments continue and worldwide demand continues to strengthen.

As crude oil prices have dropped from their February-March highs above $30 per barrel, earnings between upstream and downstream are expected to be more balanced in the second quarter 2000 than the heavily weighted upstream earnings recorded in the first quarter.

Chevron's production levels had not been materially affected by production curtailments prior to the easing in March of the OPEC and non-OPEC restrictions. Similarly, the company does not expect the easing of these restrictions to have a material impact on its production levels from existing fields. The company believes that in the current industry environment the net effect of any continuing curtailments directed by host countries will not be significant to its overall production levels. However, such curtailments or limits may have an adverse effect on the level of new production from current and future development projects. In addition, civil unrest, political uncertainty and economic conditions may affect the company's producing operations. Community protests have disrupted the company's production in the past, most recently in Nigeria. The company continues to monitor developments closely in the countries in which it operates.

Significant Developments Since the Beginning of 2000
----------------------------------------------------
Angola: Chevron had several successes in Block 14, a 1,560 square-mile concession adjacent to Chevron-operated Block 0 that lies offshore the Cabinda Province of Angola. Liquids production at the Chevron-operated Kuito Field, Angola's first deepwater oil field, which came on-stream in December of last year, reached 70,000 barrels per day in April. Commissioning work on the Kuito producing facilities is continuing during the second quarter and the reservoir is performing as expected. Also, two successful appraisal wells were completed in the Benguela and Belize fields located in Block 14 near the Kuito Field. Technical evaluation of the well results and options for the development of the fields are under study.

Caspian Sea Region: Tengizchevroil (TCO), which is 45 percent owned by Chevron and located in Kazakhstan, is nearing completion of a three-year plant expansion project, Train 5. This will increase TCO's production to 260,000 barrels per day by the fourth quarter of 2000. In addition, construction continues on the $2.5 billion pipeline by the Caspian Pipeline Consortium (CPC), in which Chevron owns a 15 percent interest. The new and refurbished sections of the 1,500-kilometer pipeline will deliver crude oil from the Tengiz Field to a new marine terminal and tank farm north of the city of Novorossiysk on the Black Sea. Site preparations for the terminal and tank farm are well under way. Overall, the CPC project remains on schedule for delivery of first oil in mid-2001. With the completion of this pipeline, TCO will have a lower cost export outlet for increased crude oil production from the Tengiz Field.

Chad and Cameroon: In April, Chevron announced that it had taken a 25 percent ownership interest in an international consortium developing the landlocked Doba oil fields in southern Chad and in a related 650-mile export pipeline project through Chad to the coast of Cameroon. Construction of the estimated $3.5 billion project, which is expected to produce and transport about one billion barrels of oil over its 25- to 30-year life, is scheduled to begin later this year. This project increases Chevron's position as one of the largest U.S. investors in sub-Saharan Africa.

Norway: In April, Chevron was awarded three new licenses to explore for and produce petroleum offshore Norway - including the operatorship of License PL259. Combined with partnerships in other blocks, these new licenses provide Chevron with an excellent portfolio of near- and longer-term oil and gas exploration and production opportunities in Norway.

Chemicals: In February, Chevron and Phillips Petroleum Co. announced their intent to combine most of their petrochemicals businesses into a joint venture by mid-year. The plan cleared U.S. Federal Trade Commission review in April. Other regulatory clearances are expected as the formation of the joint venture proceeds. Each company will own 50 percent of the joint venture, to be named Chevron Phillips Chemical Co., which expects to have annual sales and total assets of about $6 billion. When finalized, the combination will provide synergies that are expected to reduce annual costs by $150 million and improve the effectiveness of capital spending.

Dynegy: Dynegy Inc., a 28 percent-owned affiliate, merged in February with Illinova Corp., an energy services holding company in Illinois. The merger with Illinova is part of Dynegy's energy convergence strategy, which includes expanding its power and natural gas marketing and trading activities, as well as its power generation business. Chevron invested an additional $200 million in Dynegy at the time of the merger, and a further $69 million at the time of Dynegy's April public offering of 4.6 million shares of common equity. These two investments maintain Chevron's approximate 28 percent ownership interest in Dynegy.

e-Business: The company is engaged in a number of initiatives as part of an aggressive strategy to capture value associated with Internet technologies. Chevron is participating in Petrocosm marketplace, a global procurement, independent Internet business-to-business marketplace - scheduled for go-live in June - that will be owned by buyers and suppliers across the energy industry. In March, the company announced the formation of RetailersMarketXchange, a business-to-business alliance that will provide services to convenience store and small business retailers and suppliers.

Contingencies and Significant Litigation
----------------------------------------
Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. On March 29, 2000, the U. S. Court of Appeals for the Federal Circuit upheld a trial court's decisions that Unocal's patent is valid and enforceable and assessed damages of
5.75 cents per gallon for gasoline produced in infringement of the patent. On April 26, 2000, Chevron and the five other defendants in this case filed a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit. If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is ruled to have infringed the patent. As a result of the March 2000 ruling, the company recorded in the first quarter 2000 a special after-tax charge of approximately $62 million for its estimated liability for the period ended December 31, 1999. The majority of this charge pertains to gasoline production in the earlier part of this period, before the company modified its manufacturing processes to minimize the production of gasoline that allegedly infringes on Unocal's patented formulations. Additional amounts were recorded as part of first quarter 2000 operational earnings, and the company will also accrue in the normal course of business any additional future estimated liability for potential infringement of the patent covered by the Court's ruling. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. We believe these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

There is an ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into drinking water wells. Along with other oil companies, the company is a party to actions related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to take action to correct or ameliorate the alleged effects on the environment of prior disposal or release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. Chevron has eliminated the use of MTBE in gasoline it sells in certain areas.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and are relatively straightforward, involve little complexity and are of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction; hence, gains and losses arising from these instruments offset, and are recognized concurrently with gains and losses from the underlying transactions. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. Chevron's control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures. The results of operations and financial position of the company's equity affiliates Dynegy and Caltex, may be affected by their business activities involving the use of derivative instruments.

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries. Areas in which the company has significant operations include the United States, Canada, Australia, the United Kingdom, Norway, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand and Argentina. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Dynegy affiliate has operations in the United States, Canada, the United Kingdom and other European countries.

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

Employee Staff Reductions and Restructurings
--------------------------------------------
During the second quarter of 1999, Chevron began implementing a staff reduction program and other restructuring activities across the company. While the programs affect the activities of all the company's business segments, most of the net costs related to the termination and relocation of U.S.-based employees. The staff reductions will be completed by the end of the second quarter 2000.

Review of Operations
--------------------
Excluding special items, first quarter 2000 operating earnings were $1.106 billion, compared with $281 million in last year's first quarter. This year's net income included a $62 million special charge for a patent litigation issue. In 1999, a $60 million gain from the sale of the company's interest in a coal mining affiliate was partially offset by $12 million of net environmental remediation provisions for the company's U.S. upstream and downstream operations. Return on capital employed, excluding special items, improved to
13.2 percent for the 12 months ended March 31, 2000, up from 8.3 percent for the similar period last year.

Total revenues for the quarter were $11.7 billion, a 75 percent increase from $6.7 billion in last year's first quarter. The increase was primarily attributable to higher realizations from refined products, crude oil and natural gas.

Although the rise in crude oil and natural gas prices has improved the company's financial results, Chevron remains focused on reducing its cost structure for the long-term. The company succeeded in holding overall operating expenses at about the same level as last year's first quarter - approximately $5.40 per barrel - despite higher fuel costs of 35 cents per barrel for refineries and other operations.

Taxes on income for the first quarter of 2000 were $805 million compared with $185 million in last year's first quarter. The effective tax rate for the first quarter of 2000 was 44 percent compared with 36 percent in last year's first quarter. The increase in the effective tax rate was the result of lower equity earnings recorded on an after-tax basis as a proportion of before-tax income and a decrease in tax credits and capital loss benefits in 2000, compared with the 1999 period.

Foreign currency gains increased net income by $46 million in the first quarter of 2000, compared with losses of $9 million in the 1999 first quarter. The gains in this year's first quarter reflected the strengthening of the U.S. dollar, particularly against the Australian dollar.

The following tables detail Chevron's selected operating data and after-tax earnings by major operating area.


SELECTED OPERATING DATA (1) (2)
                                                                      Three Months Ended
                                                                                March 31,
                                                                   ----------------------
                                                                          2000       1999
-----------------------------------------------------------------------------------------
U.S. Exploration and Production
  Net Crude Oil and Natural Gas Liquids Production (MBPD)                  307        306
  Net Natural Gas Production (MMCFPD)                                    1,515      1,676
  Sales of Natural Gas (MMCFPD)                                          3,331      3,359
  Sales of Natural Gas Liquids (MBPD)                                      113        146
  Revenue from Net Production
    Crude Oil ($/Bbl.)                                                  $26.19     $ 9.97
    Natural Gas ($/MCF)                                                 $ 2.40     $ 1.63

International Exploration and Production
   Net Crude Oil and Natural Gas
   Liquids Production (MBPD)                                               844        809
   Net Natural Gas Production (MMCFPD)                                     915        832
   Sales of Natural Gas (MMCFPD)                                         2,050      1,908
   Sales of Natural Gas Liquids (MBPD)                                      70         52
   Revenue from Liftings
     Liquids ($/Bbl.)                                                   $25.76     $10.71
     Natural Gas ($/MCF)                                                $ 2.22     $ 1.82
   Other Produced Volumes (MBPD) (3)                                       112        103

U.S. Refining, Marketing and Transportation
   Sales of Gasoline (MBPD) (4)                                            646        617
  Sales of Other Refined Products (MBPD)                                   568        571
  Refinery Input (MBPD)                                                    816        924
  Average Refined Product Sales Price ($/Bbl.)                          $36.47     $20.30

International Refining, Marketing and Transportation
  Sales of Refined Products (MBPD)                                         811        898
  Refinery Input (MBPD)                                                    434        494

Chemical Sales and Other Operating Revenues (5)
  United States                                                         $  917     $  627
   International                                                           250        177
 ----------------------------------------------------------------------------------------
    Worldwide                                                           $1,167     $  804
-----------------------------------------------------------------------------------------

(1) Includes equity in affiliates.
(2) MBPD=thousand   barrels  per  day;   MMCFPD=million  cubic  feet  per  day;
    Bbl.=barrel; MCF=thousand cubic feet
(3) Total field production under the Boscan
    operating service agreement in Venezuela and other operating service agreements.
(4) Includes branded and unbranded gasoline.
(5) Millions of dollars. Includes sales to other Chevron companies.

NET INCOME BY MAJOR OPERATING AREA
                                                     Three Months Ended
                                                               March 31,
                                                     -------------------
Millions of Dollars                                      2000       1999
------------------------------------------------------------------------
Exploration and Production
  United States (1)                                    $  365      $  38
  International                                           653        116
------------------------------------------------------------------------
   Total Exploration and Production                     1,018        154
------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                            (7)        82
  International                                             8         87
------------------------------------------------------------------------
   Total Refining, Marketing and Transportation             1        169
------------------------------------------------------------------------
Chemicals                                                  68         50
All Other (1)(2)                                          (43)       (44)
------------------------------------------------------------------------
Net Income                                             $1,044      $ 329
------------------------------------------------------------------------

 (1)    1999  restated  to conform to the 2000  presentation.  Effective  in the first quarter 2000, the company's share of earnings for Dynegy,  Inc. is reported in All Other.
 (2)    Includes coal-mining operations,  the company's ownership interest in Dynegy
        Inc.,  worldwide cash  management and debt financing  activities,  corporate administrative  costs,  and marketable  securities,  corporate center costs, insurance operations and real estate activities.

Worldwide exploration and production net income was $1.018 billion in the first quarter of 2000 compared with $154 million in the 1999 first quarter. U.S. exploration and production net income in the first quarter of 2000 was $365 million compared with $38 million in the year-ago quarter. There were no special items in this year's net income, whereas income benefited $3 million from the reversal of certain environmental reserves in 1999. After adjusting for the special item in 1999, operating earnings rose over nine-fold on sharply higher crude oil and natural gas prices.

The company's average 2000 crude oil realization was $26.19 per barrel, more than two and a half times the $9.97 recorded in the 1999 first quarter. Net liquids production of 307,000 barrels per day was essentially flat between quarters. Average natural gas realization of $2.40 per thousand cubic feet rose 47 percent in the 2000 first quarter in response to low storage volumes. The company's net natural gas production of 1.5 billion cubic feet per day declined about 10 percent from last year's level. The drop in natural gas production was primarily attributable to field declines, offset partially by new production from fields in the Gulf of Mexico, including Genesis and Gemini.

International exploration and production net income in the first quarter of 2000 was $653 million, compared with $116 million in the first quarter of 1999. The increase in earnings reflected significantly higher crude oil prices and increased sales volumes when compared with the year-ago quarter. Net international liquids production increased 35,000 barrels per day to 844,000 barrels per day, primarily due to production from properties in Thailand and Argentina acquired in March 1999 and September 1999, respectively, and higher production in Australia and Canada. These increases were partially offset by a decline in Chevron's share of Indonesian production - associated with the effect of higher prices on cost-oil recovery volumes allowed under the production-sharing agreement. Natural gas production increased 10 percent to 915 million cubic feet per day, mainly reflecting production volumes from the acquired fields in Thailand and Argentina and from higher production in the United Kingdom.

Earnings in the first quarter of 2000 included foreign currency gains of $28 million, compared with losses of $16 million in the 1999 quarter. Over half of the swing in foreign currency effects occurred in the company's Australian operations. In 1999, the foreign currency losses were mostly generated in the Australian, Canadian and U.K. operations.

Worldwide refining, marketing and transportation net income was $1 million in the first quarter of 2000, compared with net income of $169 million in last year's first quarter. U.S. refining, marketing and transportation reported a net loss of $7 million in the first quarter of 2000 compared with net income of $82 million in the year-ago quarter. Included in this year's results was a special charge of $62 million for a patent litigation matter. Net income for the 1999 first quarter included special charges of $15 million for environmental remediation. Excluding the special charges in both periods, first quarter operating earnings were $55 million compared with $97 million in the first quarter of 1999.

The lower earnings in the 2000 first quarter primarily reflected lower margins for the sales of gasoline and other refined products. Sales prices for refined products did not rise fast enough to recover the large cost increases for raw materials - mainly crude oil until late in the quarter. Chevron's average sales realization for refined products rose 80 percent, while the price of crude oil increased about 150 percent from the year-ago quarter. Earnings in 2000 were further depressed by higher energy costs at the company's facilities, the effects of a major planned shutdown at the company's Pascagoula, Mississippi, refinery and repairs to the Richmond, California, refinery's Isomax unit, which returned to operation late in the first quarter 2000 after being out of service for nearly a year.

Total refined product sales volumes were 1,214,000 barrels per day in 2000, up about 2 percent from the comparable quarter last year. Branded motor gasoline sales of 514,000 barrels per day in 2000 declined 11,000 barrels per day. First quarter 2000 branded motor gasoline sales were constrained by the effect of late-1999 stockpiling in anticipation of Y2K-related supply disruptions, which did not materialize. In early 2000, distributors deferred purchases while working off these excess inventories.

International refining, marketing and transportation net income was $8 million in the first quarter of 2000, down from $87 million for the first quarter of 1999. The decline was primarily attributable to lower earnings from Caltex operations. Chevron's share of Caltex's first quarter 2000 losses was $7 million, compared with earnings of $74 million in last year's first quarter. Caltex's decline in earnings was primarily due to lower refined products sales margins, as competitive pricing prevented recovery of the rising raw material costs. The Asia-Pacific market continues to suffer from surplus manufacturing capacity for refined products.
First quarter 1999 results also benefited from a $29 million favorable inventory adjustment.

Chevron's total international downstream sales volumes decreased in the first quarter of 2000 to 811,000 barrels per day, compared with 898,000 barrels per day in last year's quarter. The decline in sales volumes was mainly attributable to the absence of Caltex's share of sales by a Japanese affiliate that was sold in the 1999 third quarter. In addition, Caltex experienced lower sales volumes in Korea and South Africa.

Net income included foreign currency gains of $20 million in the first quarter 2000, compared with gains of $5 million in the 1999 first quarter. Caltex's
Australian operations were responsible for most of the favorable foreign currency swing.

Chemicals net income was $68 million in the 2000 first quarter, up 36 percent from $50 million in last year's first quarter. Higher demand for certain commodity chemical products in the United States and international areas resulted in higher sales volumes and prices, contributing to improved sales margins.

All Other activities include  coal-mining  operations,  the company's  ownership interest in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, insurance operations and real estate activities. In the first quarter of 2000, these activities incurred net charges of $43 million compared with $44 million in 1999. Last year's charges included a special gain of $60 million from the sale of the company's equity interest in a coal mining affiliate.

Excluding special items, coal mining operations earned $3 million in the first quarter 2000, compared with $19 million in the comparable prior-year quarter. Lower sales volumes and prices led to a decline in earnings in 2000. Results for 1999 benefited from lower depreciation of the company's coal assets, at a time when the assets were held for sale.

Net operating charges from other activities were $46 million in 2000, compared with $123 million in 1999. The reduction in net charges reflected a combination of several factors, including lower payroll costs, lower insurance expenses, higher pension settlement gains and higher equity earnings from Dynegy, Inc.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.185 billion at March 31, 2000 - a $160 million decrease from year-end 1999. Cash provided by operating activities was $1.296 billion in the first quarter of 2000, up $505 million from the corresponding 1999 quarter. Capital expenditures and dividend payments to stockholders totaled $1.308 million in the first quarter of 2000. Cash provided by operating activities in the first quarter of 2000 benefited from the higher crude oil prices and the resulting impact on the company's earnings.

Total debt and capital lease obligations were $8.912 billion at March 31, 2000, about the same level as at year-end 1999.

At March 31, 2000, Chevron had $4.750 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year. These facilities support commercial paper borrowing and also can be used for general requirements. No borrowings were outstanding under these facilities at March 31, 2000.

The company benefits from lower interest rates available on short-term debt; however, Chevron's proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at relatively low levels. The current ratio was 0.94 at March 31, 2000, about the same level as at December
31, 1999. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.237 billion at March 31, 2000. Of the total short-term debt, $2.725 billion was reclassified to long-term debt because settlement of these obligations is not expected to require the use of working capital during the next twelve months, as the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total-debt-plus-equity) was 33.1 percent at March 31, 2000, down slightly from 33.4% at year-end 1999. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock, providing shares for use in its employee stock option programs. During the first quarter of this year, Chevron purchased 4.8 million shares of its common stock at an average cost of $79.30 per share, for a total cost of $380 million. Since the inception of the share repurchase program, 11.2 million shares have been bought on the open market for $865 million, at an average cost of $77.40 per share.

In April, the company's stockholders approved an increase in the number of authorized shares of Chevron Corporation common stock from 1 billion with a par value of $1.50 to 2 billion with a par value of $.75. The company has no present plan to issue any of these shares. The additional shares will be available for the declaration of stock splits, stock dividends, acquisitions and any other proper corporate purpose.

On April 26, 2000, Chevron declared a quarterly dividend of 65 cents per share, unchanged from the preceding quarter.

Worldwide capital and exploratory expenditures for the first quarter 2000, including the company's share of affiliates' expenditures, were $1.195 billion, compared with $1.425 billion in the first quarter 1999. Expenditures for international exploration and production projects were $456 million, or 38 percent of total expenditures, reflecting the company's continued emphasis on increasing international oil and gas production. The first quarter 2000 expenditures included an investment of $200 million in Dynegy Inc., which maintained Chevron's approximate 28 percent ownership interest following Dynegy's February merger with Illinova. The first quarter 1999 expenditures included about $500 million attributable to the acquisition of Rutherford-Moran Oil Corporation and another interest in Block B8/32 offshore Thailand.


          CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA

                                                          Three Months Ended
                                                                    March 31,
                                                         --------------------
Millions of Dollars                                           2000       1999
-----------------------------------------------------------------------------
United States
  Exploration and Production                                $  210     $  225
  Refining, Marketing and Transportation                        81        113
  Chemicals                                                     23        101
  All Other                                                    301         48
-----------------------------------------------------------------------------
   Total United States                                         615        487
-----------------------------------------------------------------------------
International
  Exploration and Production                                   456        860
 Refining, Marketing and Transportation                        108         53
 Chemicals                                                      16         25
 ----------------------------------------------------------------------------
   Total International                                         580        938
-----------------------------------------------------------------------------
    Worldwide                                               $1,195     $1,425
=============================================================================


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      3.1  Restated Certificate of Incorporation, dated May 3, 2000.

      3.2  By-Laws of Chevron Corporation, as amended March 29, 2000.

      4 Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

      10.1 Chevron Corporation Long-Term Incentive Plan as amended effective March 29,2000

      10.2 Chevron Corporation Management Incentive Plan as amended effective March 29,2000

      10.3 Chevron Corporation Salary Deferral Plan as amended effective March 29, 2000.

      12   Computation of Ratio of Earnings to Fixed Charges

      27.1 Financial Data Schedule for three months ended March 31, 2000.

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

                                                   CHEVRON CORPORATION
                                             ---------------------------------
                                                      (Registrant)




Date               May 5, 2000                       /s/ S.J. CROWE
      ------------------------------         ----------------------------------
                                                 S. J. Crowe, Comptroller
                                              (Principal Accounting Officer and
                                                   Duly Authorized Officer)