Form 10-Q
period 2000-06-30
CHEVRON CORP
filed 2000-08-09
CIK 93410

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-368-2
                                                -------


                               Chevron Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                        94-0890210
------------------------------                    -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

   575 Market Street, San Francisco, California             94105
   --------------------------------------------           ----------
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (415) 894-7700
                                                          --------------

                                      NONE
          -----------------------------------------------------------
         (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X        No
                                      ----------      --------



Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


         Class                               Outstanding as of June 30, 2000
----------------------------------           -------------------------------
  Common stock, $.75 par value                          652,667,695

================================================================================

                                      INDEX
                                                                      Page No.
                  Cautionary Statements Relevant to Forward-Looking Information for the Purpose of "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995                                     1

PART I.           FINANCIAL INFORMATION

    Item 1.       Financial Statements
                  Consolidated Statement of Income for the three
                   months and six months ended June 30, 2000 and 1999    2

                  Consolidated Statement of Comprehensive Income
                   for the three months and six months ended
                   June 30, 2000 and 1999                                2

                  Consolidated Balance Sheet at June 30, 2000 and
                   December 31, 1999                                     3

                  Consolidated Statement of Cash Flows for the
                   six months ended June 30, 2000 and 1999               4

                  Notes to Consolidated Financial Statements            5-12

    Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     13-24

PART II.          OTHER INFORMATION

    Item 1.       Legal Proceedings                                     25

    Item 4.       Submission of Matters to a Vote of Security Holders   25

    Item 6.       Listing of Exhibits and Reports on Form 8-K           26

    Signature                                                           26

    Exhibit:      Computation of Ratio of Earnings to Fixed Charges     27

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining and marketing margins; chemicals prices and competitive conditions affecting supply and demand for the company's aromatics, olefins and additives products; potential failure to achieve expected production from existing and future oil and gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company's production or manufacturing facilities due to accidents or political events; potential liability for remedial actions under existing or future environmental regulations and litigation (including, regulations and litigation dealing with gasoline composition and characteristics); and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements. Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

                                                 CHEVRON CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENT OF INCOME
                                                              (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                     June 30,                          June 30,
                                                       ----------------------            ----------------------
Millions of Dollars,  Except Per-Share Amounts             2000          1999                2000          1999
---------------------------------------------------------------------------------------------------------------
Revenues
Sales and other operating revenues*                    $ 12,949      $  8,473            $ 24,305      $ 14,872
Income from equity affiliates                               175           133                 371           277
Other income                                                 67           135                 213           281
                                                       --------------------------------------------------------
   Total Revenues                                        13,191         8,741              24,889        15,430
                                                       --------------------------------------------------------
Costs and Other Deductions
Purchased crude oil and products                          7,258         4,286              13,507         7,067
Operating expenses                                        1,304         1,444               2,542         2,604
Selling, general and administrative expenses                386           449                 763           846
Exploration expenses                                        123            96                 219           184
Depreciation, depletion and amortization                    699           633               1,350         1,199
Taxes other than on income*                               1,161         1,143               2,270         2,221
Interest and debt expense                                   126           113                 255           218
                                                       --------------------------------------------------------
   Total Costs and Other Deductions                      11,057         8,164              20,906        14,339
                                                       --------------------------------------------------------
Income Before Income Tax Expense                          2,134           577               3,983         1,091
Income Tax Expense                                        1,018           227               1,823           412
                                                       --------------------------------------------------------
Net Income                                             $  1,116      $    350            $  2,160      $    679
                                                       ========================================================

Per Share of Common Stock:
   Net Income                 - Basic                  $   1.71      $    .54            $   3.30      $   1.04
                              - Diluted                $   1.71      $    .53            $   3.30      $   1.03
   Dividends                                           $    .65      $    .61            $   1.30      $   1.22

Weighted Average Number of
 Shares Outstanding (000s)    - Basic                   653,317       656,910             654,724       655,800
                              - Diluted                 654,700       660,033             655,976       658,770

*   Includes consumer excise taxes.                    $    987      $    986            $  1,900      $  1,898




                                            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                              (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                     June 30,                          June 30,
                                                       ----------------------            ----------------------
Millions of Dollars                                        2000          1999                2000          1999
---------------------------------------------------------------------------------------------------------------
Net Income                                             $  1,116       $   350            $  2,160      $    679
                                                       --------------------------------------------------------
   Currency translation adjustment                           (3)          (11)                 (3)          (11)
   Unrealized holding (loss) gain on securities              (6)           28                   4            22
   Minimum pension liability adjustment                       -             -                 (15)          (11)
                                                       --------------------------------------------------------
 Other Comprehensive (Loss) Income, net of tax               (9)           17                 (14)            -
                                                       --------------------------------------------------------
Comprehensive Income                                   $  1,107       $   367            $  2,146      $    679
                                                       ========================================================


See accompanying notes to consolidated financial statements.



                                                 CHEVRON CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                             At June 30,
                                                                                    2000            At December 31,
Millions of Dollars                                                          (Unaudited)                       1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                        $ 1,102                    $ 1,345
Marketable securities                                                                622                        687
Accounts and notes receivable                                                      4,161                      3,688
Inventories:
    Crude oil and petroleum products                                                 694                        585
    Chemicals                                                                        530                        526
    Materials, supplies and other                                                    288                        291
                                                                               ------------------------------------
           Total  inventories                                                      1,512                      1,402

Prepaid expenses and other current assets                                          1,169                      1,175
                                                                               ------------------------------------
       Total Current Assets                                                        8,566                      8,297
Long-term receivables                                                                830                        815
Investments and advances                                                           5,775                      5,231

Properties, plant and equipment, at cost                                          54,701                     54,212
Less: accumulated depreciation, depletion and amortization                        29,608                     28,895
                                                                               ------------------------------------
           Properties, plant and equipment, net                                   25,093                     25,317

Deferred charges and other assets                                                  1,114                      1,008
                                                                               ------------------------------------
            Total Assets                                                         $41,378                    $40,668
                                                                               ====================================

-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                                  $ 2,177                    $ 3,434
Accounts payable                                                                   3,382                      3,103
Accrued liabilities                                                                1,031                      1,210
Federal and other taxes on income                                                  1,332                        718
Other taxes payable                                                                  474                        424
                                                                               ------------------------------------
       Total Current Liabilities                                                   8,396                      8,889

Long-term debt                                                                     5,064                      5,174
Capital lease obligations                                                            302                        311
Deferred credits and other noncurrent obligations                                  1,813                      1,739
Deferred income taxes                                                              5,207                      5,010
Reserves for employee benefit plans                                                1,846                      1,796
                                                                               ------------------------------------
       Total Liabilities                                                          22,628                     22,919
                                                                               ------------------------------------
Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                                              -                          -
Common stock (authorized 2,000,000,000 shares,
$.75 par value at June 30, 2000 and 1,000,000,000 shares,
$1.50 par value at December 31, 1999; 712,487,068 shares issued)                     534                      1,069
Capital in excess of par value                                                     2,792                      2,215
Deferred compensation                                                               (636)                      (646)
Accumulated other comprehensive income                                              (129)                      (115)
Retained earnings                                                                 18,715                     17,400
Treasury stock, at cost (59,819,373 and 56,140,994 shares
    at June 30, 2000 and December 31, 1999, respectively)                         (2,526)                    (2,174)
                                                                               ------------------------------------
       Total Stockholders' Equity                                                 18,750                     17,749
                                                                               ------------------------------------
           Total Liabilities and Stockholders' Equity                            $41,378                    $40,668
                                                                               ====================================

See accompanying notes to consolidated financial statements.


                                                 CHEVRON CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (Unaudited)

                                                                                                   Six Months Ended
                                                                                                           June 30,
                                                                                         --------------------------
Millions of Dollars                                                                          2000              1999
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                          $  2,160          $    679
     Adjustments
       Depreciation, depletion and amortization                                             1,350             1,199
       Dry hole expense related to prior years' expenditures                                   20                24
       Distributions less than income from equity affiliates                                  (72)             (164)
       Net before-tax gains on asset retirements and sales                                    (67)             (250)
       Net foreign currency (gains) losses                                                    (41)               28
       Deferred income tax provision                                                          233               (58)
       Net decrease in operating working capital                                              182             1,254
       Other                                                                                  (18)             (722)
                                                                                         --------------------------
          Net Cash Provided by Operating Activities                                         3,747             1,990
                                                                                         --------------------------
Investing Activities
     Capital expenditures                                                                  (1,787)           (1,641)
     Proceeds from asset sales                                                                281               361
     Net sales (purchases) of marketable securities                                            72              (121)
     Other investing cash flows, net                                                            -                54
                                                                                         --------------------------
          Net Cash Used for Investing Activities                                           (1,434)           (1,347)
                                                                                         --------------------------
Financing Activities
     Net (repayments) borrowings of short-term obligations                                 (1,268)              631
     Proceeds from issuance of long-term debt                                                  39                48
     Repayments of long-term debt and other financing obligations                            (137)             (433)
     Cash dividends                                                                          (851)             (800)
     Net (purchases) sales of treasury shares                                                (338)               95
                                                                                         --------------------------
          Net Cash Used For Financing Activities                                           (2,555)             (459)
                                                                                         --------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                   (1)               (1)
                                                                                         --------------------------
Net Change in Cash and Cash Equivalents                                                      (243)              183
Cash and Cash Equivalents at January 1                                                      1,345               569
                                                                                         --------------------------
Cash and Cash Equivalents at June 30                                                     $  1,102          $    752
                                                                                         ==========================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 2, and the material reclassification in 1999 described in Note 3.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1999 Annual Report on Form 10-K.

The results for the three- and six-month periods ended June 30, 2000, are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the second quarter 2000 included a $25 million special charge related to prior-year tax adjustments. The 1999 second quarter included charges of $146 million for staff reductions and other restructuring costs, $74 million for net environmental remediation provisions, $43 million for asset write-offs and $23 million for a regulatory matter. These were partially offset by benefits of $92 million from gains on asset dispositions and $60 million from favorable prior-year tax adjustments.

Net income for the first six months of 2000 included net charges of $87 million from special items, compared with net charges of $86 million in the comparable 1999 period. In addition to the special charge in the second quarter 2000, six months 2000 net income included a $62 million special charge related to a patent litigation issue. In 1999, the second quarter net special charges were partially offset by first quarter net benefits of $48 million from special items.

Foreign currency gains of $29 million were included in second quarter 2000 net income, compared with losses of $32 million in the comparable 1999 quarter. For the six-month periods, foreign currency gains were $75 million in 2000, compared with losses of $41 million in 1999.

Note 3. Information Relating to the Statement of Cash Flows

The "Net decrease in operating working capital" is composed of the following:


                                                                          Six Months Ended
                                                                                  June 30,
                                                                --------------------------
 Millions of Dollars                                                2000              1999
------------------------------------------------------------------------------------------
 Increase in accounts and notes receivable                       $  (484)         $   (216)
 (Increase) decrease in inventories                                 (110)               47
 Increase in prepaid expenses and other current assets               (17)             (111)
 Increase in accounts payable and accrued liabilities                111             1,191
 Increase in income and other taxes payable                          682               343
------------------------------------------------------------------------------------------

      Net decrease in operating working capital                  $   182          $  1,254
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

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                          Six Months Ended
                                                                                  June 30,
                                                                 -------------------------
 Millions of Dollars                                                2000              1999
------------------------------------------------------------------------------------------
 Interest on debt (net of capitalized interest)                  $   258           $   220
 Income taxes                                                    $   973           $   189
------------------------------------------------------------------------------------------


The "Net (purchases) sales of marketable securities" consists of the following gross amounts:

                                                                          Six Months Ended
                                                                                  June 30,
                                                                --------------------------
 Millions of Dollars                                                2000              1999
------------------------------------------------------------------------------------------
 Marketable securities purchased                                 $(1,337)          $(1,551)
 Marketable securities sold                                        1,409             1,430
------------------------------------------------------------------------------------------

      Net sales (purchases) of marketable securities             $    72           $  (121)
------------------------------------------------------------------------------------------


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

Note 4. Common Stock

In April 2000, Chevron's stockholders approved an amendment to the company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 1 billion shares to 2 billion and to reduce the par value per share from $1.50 to $0.75. Accordingly, Chevron recorded a decrease of $535 in "Common stock" and a corresponding increase in "Capital in excess of par value."

Note 5.  Operating Segments and Geographic Data

Chevron manages its exploration and production; refining, marketing and transportation; and chemicals businesses separately. The company's primary country of operation is the United States, its country of domicile. Activities in no other country meet the materiality requirements for separate disclosure.

On July 1, 2000, Chevron and Phillips Petroleum Co. combined their petrochemicals businesses. The venture - Chevron Phillips Chemical Co. - is owned 50 percent by each partner and headquartered in Houston. The new company has about $6 billion in assets.

"All Other" activities include the company's share of earnings from and investment in Dynegy Inc., corporate administrative costs, worldwide cash management and debt financing activities, coal mining operations, insurance operations, and real estate activities.

Sales and other operating revenues by segments, including internal transfers, for the three-and six-month periods ended June 30, 2000 and 1999, are presented in the following table.

                                                                  Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                       ------------------------------      ---------------------
   Millions of Dollars                                              2000         1999         2000          1999
----------------------------------------------------------------------------------------------------------------
  Exploration and Production
  --------------------------
    United States                                               $  1,340       $  835      $ 2,561       $ 1,463
    International                                                  2,588        1,393        4,948         2,381
                                                       ---------------------------------------------------------
      Sub-total                                                    3,928        2,228        7,509         3,844
    Intersegment Elimination - United States                        (724)        (416)      (1,480)         (722)
    Intersegment Elimination - International                      (1,224)        (648)      (2,243)       (1,088)
                                                       ---------------------------------------------------------
  Total Exploration and Production                                 1,980        1,164        3,786         2,034
                                                       ---------------------------------------------------------

  Refining, Marketing and Transportation
  --------------------------------------
    United States                                                  7,462        5,208       14,177         9,026
    International                                                  2,435        1,243        4,200         2,162
                                                       ---------------------------------------------------------
      Sub-total                                                    9,897        6,451       18,377        11,188
    Intersegment Elimination - United States                        (152)         (85)        (282)         (148)
    Intersegment Elimination - International                          (3)          (4)          (7)           (8)
                                                       ---------------------------------------------------------
  Total Refining, Marketing and Transportation                     9,742        6,362       18,088        11,032
                                                       ---------------------------------------------------------

  Chemicals
  ---------
    United States                                                  1,056          720        1,973         1,347
    International                                                    150          192          400           368
                                                       ---------------------------------------------------------
      Sub-total                                                    1,206          912        2,373         1,715
    Intersegment Elimination - United States                         (46)         (41)         (99)          (80)
                                                       ---------------------------------------------------------
  Total Chemicals                                                  1,160          871        2,274         1,635
                                                       ---------------------------------------------------------

  All Other
  ---------
    United States                                                     88           87          201           194
    International                                                      4            2            8             4
                                                       ---------------------------------------------------------
      Sub-total                                                       92           89          209           198
    Intersegment Elimination - United States                         (22)         (12)         (46)          (25)
    Intersegment Elimination - International                          (3)          (1)          (6)           (2)
                                                       ---------------------------------------------------------
  Total All Other                                                     67           76          157           171
                                                       ---------------------------------------------------------

  Sales and Other Operating Revenues
  ----------------------------------
    United States                                                  9,946        6,850       18,912        12,030
    International                                                  5,177        2,830        9,556         4,915
  --------------------------------------------------------------------------------------------------------------
      Sub-total                                                   15,123        9,680       28,468        16,945
    Intersegment Elimination - United States                        (944)        (554)      (1,907)         (975)
    Intersegment Elimination - International                      (1,230)        (653)      (2,256)       (1,098)
  --------------------------------------------------------------------------------------------------------------
  Total Sales and Other Operating Revenues                      $ 12,949       $8,473      $24,305       $14,872
  ==============================================================================================================

The company evaluates the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed by Chevron Corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed directly for corporate services when they are used. Nonbilled corporate costs remain as corporate center expenses. After-tax earnings by segment for the three- and six-month month periods ended June 30, 2000 and 1999 are presented in the following table.


                                                                 Three Months Ended            Six Months Ended
                                                                           June 30,                    June 30,
                                                           -------------------------    -----------------------
  Millions of Dollars                                              2000         1999         2000          1999
---------------------------------------------------------------------------------------------------------------
 Exploration and Production
 --------------------------
   United States*                                               $   388       $   90      $   753        $  128
   International                                                    580          221        1,233           337
                                                           ----------------------------------------------------
 Total Exploration and Production                                   968          311        1,986           465
                                                           ----------------------------------------------------

 Refining, Marketing and Transportation
 --------------------------------------
   United States                                                    167          109          160           191
   International                                                     20           61           29           148
                                                           ----------------------------------------------------
 Total Refining, Marketing and Transportation                       187          170          189           339
                                                           ----------------------------------------------------

 Chemicals
 ---------
   United States                                                     43          (59)          90           (21)
   International                                                      8           19           29            31
                                                           ----------------------------------------------------
 Total Chemicals                                                     51          (40)         119            10
                                                           ----------------------------------------------------
 Total Segment Income                                           $ 1,206       $  441      $ 2,294        $  814
                                                           ----------------------------------------------------

 Interest Expense                                                   (87)         (80)        (176)         (154)
 Interest Income                                                     20           14           35            27
 Other*                                                             (23)         (25)           7            (8)
---------------------------------------------------------------------------------------------------------------
 Net Income                                                     $ 1,116       $  350      $ 2,160        $  679
===============================================================================================================

     *  1999 restated to conform to the 2000 presentation. Effective January 1, 2000, the company's share of earnings from Dynegy, Inc. is reported in Other.

Segment assets at June 30, 2000, and year-end 1999 are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                                                        At June 30,     At December 31,
 Millions of Dollars                                                           2000                1999
-------------------------------------------------------------------------------------------------------
 Exploration and Production
 --------------------------
    United States                                                           $ 5,384             $ 5,215
    International                                                            13,894              13,748
                                                                       --------------------------------
 Total Exploration and Production                                            19,278              18,963
                                                                       --------------------------------

 Refining, Marketing and Transportation
 --------------------------------------
    United States                                                             8,292               8,178
    International                                                             4,052               3,609
                                                                       --------------------------------
 Total Refining, Marketing and Transportation                                12,344              11,787
                                                                       --------------------------------

 Chemicals
 ---------
    United States                                                             3,416               3,303
    International                                                               901                 923
                                                                       --------------------------------
    Total Chemicals                                                           4,317               4,226
                                                                       --------------------------------

 Total Segment Assets                                                        35,939              34,976
                                                                       --------------------------------

 All Other
 ---------
    United States                                                             3,575               3,825
    International                                                             1,864               1,867
                                                                       --------------------------------
 Total All Other                                                              5,439               5,692
                                                                       --------------------------------

 Total Assets - United States                                                20,667              20,521
 Total Assets - International                                                20,711              20,147
-------------------------------------------------------------------------------------------------------
 Total Assets                                                               $41,378             $40,668
=======================================================================================================


Note 6.  Summarized Financial Data - Chevron U.S.A. Inc.

At June 30, 2000, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented as follows:

                                                       Three Months Ended             Six Months Ended
                                                                  June 30,                    June 30,
                                                  ------------------------        --------------------
Millions of Dollars                                        2000       1999             2000       1999
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                      $10,538     $7,047          $19,683    $12,299
Costs and other deductions                                9,754      6,993           18,493     12,224
Net income                                                  492        130              828        208
======================================================================================================


                                                               At June 30,             At December 31,
Millions of Dollars                                                   2000                       1999*
------------------------------------------------------------------------------------------------------
Current assets                                                    $  4,284                    $  3,889
Other assets                                                        19,944                      20,687

Current liabilities                                                  3,388                       4,685
Other liabilities                                                    9,797                       9,730

Net equity                                                          11,043                      10,161
======================================================================================================

 * Certain asset and liability balances have been restated. Net equity remains unchanged.

Note 7. Summarized Financial Data - Chevron Transport Corporation

Chevron Transport Corporation Limited (CTC), a Bermuda corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. Effective July 1999, Chevron Transport Corporation, a Liberian corporation, was merged into CTC, which assumed all of the assets and liabilities of Chevron Transport Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand-alone basis, in conformity with accounting principles generally accepted in the United States.

                                                       Three Months Ended             Six Months Ended
                                                                  June 30,                    June 30,
                                                     ---------------------         -------------------
Millions of Dollars                                        2000       1999             2000       1999
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                         $171       $148             $293       $270
Costs and other deductions                                  193        161              343        297
Net loss                                                    (24)        (5)             (52)       (11)
======================================================================================================

                                                               At June 30,             At December 31,
Millions of Dollars                                                   2000                        1999
------------------------------------------------------------------------------------------------------
Current assets                                                    $    200                    $    184
Other assets                                                           561                         742

Current liabilities                                                    451                         580
Other liabilities                                                      250                         264

Net equity                                                              60                          82
======================================================================================================


In April 2000, CTC's parent contributed an additional $30 million of paid in capital to CTC.

Separate financial statements and other disclosures with respect to CTC are omitted, as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at June 30, 2000.

Note 8. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent each by Chevron and Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):


                                                       Three Months Ended             Six Months Ended
                                                                  June 30,                    June 30,
                                                       -------------------           -----------------
Millions of Dollars                                        2000       1999             2000       1999
------------------------------------------------------------------------------------------------------
Gross revenues*                                          $4,795     $3,247           $8,905     $6,137
Income before income taxes                                  264        229              483        518

                                                       -----------------------------------------------
Net income                                                  128        140              230        343
======================================================================================================

*1999 reclassified to conform to the 2000 presentation, netting certain offsetting trading sale and purchase contracts. The reclassification had no impact on net income.

Note 9.  Income Taxes

Income tax expense for the second quarter and first half of 2000 was $1,018 and $1,823 million, respectively, compared with $227 million and $412 million for the comparable 1999 periods. The effective tax rate for the 2000 six months was
45.8 percent, compared with 37.7 percent for last year's first half. The increase in the effective tax rate in 2000 was primarily the result of a lower proportion of after-tax earnings from equity affiliates included in pre-tax income and lower tax credits.

Note 10.  Employee Termination Benefits

In 1999, the company implemented a staff reduction program in all of its operating segments across several business functions and accrued $220 million before tax for severance and other termination benefits for approximately 3,500 employees. Employees affected were primarily U.S.-based. All employee terminations were completed by June 30, 2000, and no significant adjustments were required for amounts previously accrued. Termination benefits for approximately 3,100 of the 3,500 employees - accrued in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" - were payable from the assets of the company's U.S. and Canadian pension plans.

Note 11.  Litigation

Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.
S. Court of Appeals for the Federal Circuit upheld a trial court's decision that Unocal's patent was valid and enforceable, and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and the five other defendants in this case. The defendant companies plan to petition the U.S. Supreme Court for certiorari. Such petition must be filed on or before August 16, 2000. If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is ruled to have infringed the patent. As a result of the March 2000 ruling, the company recorded a special after-tax charge of $62 million in the first quarter. The majority of this charge pertained to the estimated royalty on gasoline production in the early part of a four-year period ending December 31, 1999, before the company modified its manufacturing processes to minimize the production of gasoline that allegedly infringed on Unocal's patented formulations. Subsequently, the company has accrued in the normal course of business additional amounts for potential infringement of the patent covered by the Court's ruling. In June 2000, Chevron paid $22.7 million to Unocal - $17.2 million for the original court judgement and $5.5 million of interest and fees. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. Chevron believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

There is an ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to actions related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to take action to correct or ameliorate the alleged effects on the environment of prior disposal or release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. Chevron has eliminated the use of MTBE in gasoline it sells in certain areas.

Note 12. Other Contingencies and Commitments

The U.S. federal income tax liabilities of the company have been settled through 1993. The company's California franchise tax liabilities have been settled through 1991. Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to: Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity.

The company believes it has no material market or credit risk to its operations, financial position or liquidity as a result of its commodities, and other derivatives activities. However, the results of operations and financial position of the company's equity affiliates Caltex and Dynegy, may be affected by their business activities involving the use of derivative instruments.

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. In certain locations, host governments have imposed restrictions, controls and taxes; and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries. Areas in which the company has significant operations include the United States, Canada, Australia, the United Kingdom, Norway, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand, Argentina and Brazil. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Dynegy affiliate has operations in the United States, Canada, the United Kingdom and other European countries.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Second Quarter 2000 Compared With Second Quarter 1999
                And First Half 2000 Compared With First Half 1999

Financial Results
-----------------

                                EARNINGS SUMMARY

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                          ----------------------       -------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings
    Exploration and Production                             $  968         $  366        $1,986      $  517
    Refining, Marketing and Transportation                    187            129           251         313
    Chemicals and Other                                       (14)           (11)           10         (65)
----------------------------------------------------------------------------------------------------------
       Total*                                               1,141            484         2,247         765
Special Items                                                 (25)          (134)          (87)        (86)
----------------------------------------------------------------------------------------------------------
              Net Income*                                  $1,116         $  350        $2,160      $  679
==========================================================================================================

*  Includes Foreign Currency Gains (Losses)                $   29         $  (32)       $   75      $  (41)


Net income for the second quarter 2000 was $1.116 billion ($1.71 per share - diluted), compared with net income of $350 million ($0.53 per share - diluted) for the 1999 second quarter. Net income for this year's second quarter included a special charge of $25 million for prior-year tax adjustments. Last year's second quarter net special charges of $134 million included $146 million for restructuring costs, $74 million for net environmental remediation provisions, $43 million for asset write-downs, and $23 million for litigation provisions. These charges were partially offset by gains of $92 million from asset sales and $60 million from favorable prior-year tax adjustments. Excluding special items in both quarters, operating earnings were $1.141 billion ($1.75 per share - diluted), more than doubling last year's quarterly results of $484 million ($0.73 per share - diluted). Net income and operating earnings for the second quarter 2000 were both company records.

Net income for the first six months of 2000 was $2.160  billion ($3.30 per share
- diluted), more than three times the $679 million ($1.03 per share - diluted) recorded in the first half of 1999. Net income for the first six months of 2000 included net special charges of $87 million, while the 1999 period included special charges of $86 million. Excluding these items, six-month operating earnings were $2.247 billion in 2000 compared with $765 million earned in the first half of 1999.

The improved financial performance for the quarter and year-to-date 2000 primarily reflected the strength of the company's worldwide exploration and production (upstream) operations and the benefit of sharply higher crude oil and natural gas prices. The company's refining, marketing and transportation (downstream) business showed a modest improvement to operating earnings in the second quarter versus the year-ago period. U.S. downstream results in the second quarter 2000 reflected stronger industry margins on the Gulf Coast and the absence of refinery operating problems experienced in the 1999 period on the West Coast. International downstream operating earnings were lower for both the three- and six-month periods, as results from the company's Caltex affiliate continued to be depressed. Additionally, the company's international shipping operations were unable to recover higher costs for in-charters through freight rates charged to the U.S. downstream segment.

The improvement in operating earnings boosted the company's average return on capital employed for the 12 months ending June 30, 2000, to 16 percent from less than 8 percent a year ago.

Operating Environment and Outlook
---------------------------------
Chevron's earnings are affected significantly by fluctuations in the price of crude oil and natural gas. Prices in the first half of 2000 were significantly higher than the corresponding period in 1999 - the result of the 1999 agreement among certain OPEC and non-OPEC oil producing countries to restrict the production of crude oil, rising demand and low petroleum inventories worldwide. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, was $28.87 per barrel for the first half of 2000, up 87 percent from $15.44 per barrel in the 1999 corresponding period. Average U.S. natural gas prices for the first half of 2000 were also significantly higher. Henry Hub spot natural gas prices increased 54 percent, compared with the first half of 1999, to $3.09 per thousand cubic feet. Crude oil and natural gas prices will continue to fluctuate, but are likely to remain higher than last year's levels if worldwide demand continues to strengthen and the oil producing countries continue to restrict production.

Earnings from the company's worldwide refining, marketing and transportation businesses continue to be low relative to the amount of capital employed. Competitive pressures limit the company's ability to raise prices sufficiently to pass through the effect of higher crude oil costs and improve margins. Caltex operations in the Far East continue to suffer from weak refined product margins resulting from over-capacity, higher feedstock costs and competitive price discounting. Caltex may continue to be adversely affected by these conditions throughout the second half of this year.

Chevron's production levels had not been materially affected by production curtailments prior to the easing of the OPEC and non-OPEC restrictions. Similarly, the company does not expect any change to these restrictions to have a material impact on its overall production levels. However, such curtailments or limits may have an effect on the level of new production from current and future development projects. As producing countries' revenue streams fluctuate with changing prices and production, the amount of funds available to fund petroleum development activities may change. In addition, civil unrest, political uncertainty and economic conditions may affect the company's producing operations. Community protests have disrupted the company's production in the past, most notably in Nigeria. The company continues to monitor developments closely in the countries in which it operates.

Significant Developments Since the First Quarter 2000
-----------------------------------------------------
Some of the operational highlights since the first quarter of this year were as follows:

Chemicals Joint Venture: Chevron and Phillips Petroleum Co. combined their petrochemicals businesses effective July 1. The venture - Chevron Phillips Chemical Co. - is owned 50 percent by each partner and headquartered in Houston. The new combined company has about $6 billion in assets. After formation in July, the joint venture obtained debt financing, and made a distribution of $835 million to each owner.

Caspian Pipeline: The Caspian Pipeline Consortium (CPC) has spent more than $1 billion to date for its pipeline construction project in which Chevron owns a 15 percent interest. More than 300 miles of the 460 miles of new pipe have been installed, and refurbishment of the existing 475 miles of the pipeline has begun. The CPC pipeline will run from the Tengiz Field in western Kazakhstan to the Black Sea port of Novorossiysk and is on schedule for a mid-2001 start-up. The company anticipates that completion of the CPC pipeline will enhance the profitability of Tengizchevroil's production in Kazakhstan.

Tengiz: Tengizchevroil (TCO), owned 45 percent by Chevron, will be a primary user of the CPC pipeline. In June, TCO commissioned its three-year plant expansion, Train 5, which will increase production from 215,000 to 260,000 barrels per day by the fourth quarter of this year. For the first half of 2000, TCO's average total liquids production was 214,000 barrels per day. Chevron is finalizing the acquisition of an additional 5 percent interest in TCO from the Republic of Kazakhstan, increasing the company's ownership to 50 percent.

Canada: The owners of the Hibernia oil project, offshore Newfoundland, have proposed a change to the royalty agreement with the government. That change will permit an increase in the maximum short-term oil production from Hibernia to about 200,000 barrels per day, with an approved maximum annual average production of 180,000 barrels per day. Chevron holds a 27 percent interest in the project, which currently produces about 150,000 barrels per day.

First production of natural gas flowed from the K-29 discovery well, near Fort Liard, Northwest Territories in April. Gross production for the last several months of the year is expected to average 70 million cubic feet per day from the discovery, operated and owned 43 percent by Chevron. Another similar well at Fort Liard is expected to begin production in the fourth quarter of 2000. Chevron also acquired two large oil and gas concessions in northern Canada's Mackenzie Delta - Inuvik Blocks 1 and 2.

Brazil: As part of a strategy to expand its deepwater prospects and other interests in South America, the company acquired a 65 percent interest in exploration block BM-S-7 and was designated operator. A 25 percent interest was also acquired in exploration block BM-S-10 with Petrobras as operator. Both of these blocks are located in the Santos Basin, offshore Brazil. These tracts, combined with the rights won in January 2000 for 50 percent interests in two other offshore blocks, provide Chevron with a substantial portfolio of offshore exploration interests.

Equatorial Guinea: Chevron signed a five-year production sharing contract with the Republic of Equatorial Guinea in West Africa to explore for oil in water depths up to 6,500 feet in offshore Block L, which covers 1,640 square miles.

e-Business: The company announced additional initiatives as part of its aggressive strategy to capture value associated with Internet technologies and improve the performance of core businesses. In June, Chevron announced the formation of Silicon Valley Oil Co., an online marketplace that will enable the sale of fuels and lubricants to commercial and industrial customers via the Internet. Chevron also participated as a founding partner in the start-up of PetroCosm, a global, independent online marketplace for the energy industry, linking buyers and sellers of oil and gas equipment and services. Another Chevron e-business in development is RetailersMarketXchange, an Internet trade exchange designed as a full service marketplace for convenience store and small-business retailers and their suppliers.

Contingencies and Significant Litigation
----------------------------------------
Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.
S. Court of Appeals for the Federal Circuit upheld a trial court's decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and the five other defendants in this case. The defendant companies plan to petition the U.S. Supreme Court for certiorari. Such petition must be filed on or before August 16, 2000. If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is ruled to have infringed the patent. As a result of the March 2000 ruling, the company recorded a special after-tax charge of $62 million in the first quarter. The majority of this charge pertained to the estimated royalty on gasoline production in the early part of a four-year period ending December 31, 1999, before the company modified its manufacturing processes to minimize the production of gasoline that allegedly infringed on Unocal's patented formulations. Subsequently, the company has accrued in the normal course of business any future estimated liability for potential infringement of the patent covered by the Court's ruling. In June 2000, Chevron paid $22.7 million to Unocal - $17.2 million for the original court judgement and $5.5 million of interest and fees. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. Chevron believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

There is an ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to actions related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to take action to correct or ameliorate the alleged effects on the environment of prior disposal or release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are not presently determinable.

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to: Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to factors such as the unknown magnitude of possible contamination; the unknown timing and extent of the corrective actions that may be required; the determination of the company's liability in proportion to other responsible parties; and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, debt of affiliated companies or others, long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements.

The company utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. All these instruments are commonly used in oil and gas trading activities and are relatively straightforward, involve little complexity and are of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction; hence, gains and losses arising from these instruments offset, and are recognized concurrently with gains and losses from the underlying transactions. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. Chevron's control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures. The results of operations and financial position of the company's equity affiliates Dynegy and Caltex may be affected by their business activities involving the use of derivative instruments.

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. In certain locations, host governments have imposed restrictions, controls and taxes; and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries. Areas in which the company has significant operations include the United States, Canada, Australia, the United Kingdom, Norway, Republic of Congo, Angola, Nigeria, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand, Argentina and Brazil. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Dynegy affiliate has operations in the United States, Canada, the United Kingdom and other European countries.

The company receives claims from, and submits claims to, customers, trading partners, host governments, contractors, insurers and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve. The company also suspends the costs of exploratory wells pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and/or development decisions. If the company decides not to continue development, the costs of these wells are expensed. The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in gains or losses in future periods.

Employee Staff Reductions and Restructurings
--------------------------------------------
During the second quarter of 1999, Chevron began implementing a 3,500-employee staff reduction program and other restructuring activities across the company. All employees were terminated by June 30, 2000, and no significant adjustments were required for amounts previously accrued. While the programs affected the activities of all the company's business segments, most of the net costs related to the termination and relocation of U.S.-based employees.

Review of Operations
--------------------
Total revenues for the quarter were $13.2 billion, a 52 percent increase from $8.7 billion in last year's second quarter. For the first six months of 2000, total revenues were $24.9 billion compared with $15.4 billion in the first half of 1999. Revenues increased primarily on sharply higher prices for crude oil, natural gas and refined products.

Second quarter 2000 total operating expenses (operating, selling, general and administrative expenses) were $1.696 billion, excluding special items, $127 million higher than during the 1999 second quarter. For the six-month period, total operating expenses, excluding special items, were $3.216 billion, compared with $3.108 billion in last year's first half. On a per-barrel basis, the company's total operating expenses were up 53 cents to $5.65 per barrel in the first half of 2000, compared with the 1999 period. Most of the increase was attributable to higher fuel costs - associated with higher crude oil and natural gas prices - for the company's refineries and other operations.

Depreciation, depletion and amortization (DD&A) expense of $699 million in the second quarter 2000 was $66 million higher than the 1999 quarter. For the six-month period, DD&A of $1,350 million was $151 million higher than the first half of 1999. There were no special-item effects on DD&A in 2000. However, special items related to asset write-offs raised DD&A expenses by $55 million for the second quarter and first half of 1999. The increases between years occurred primarily in the company's international upstream operations. Depreciation from properties in Thailand and Argentina acquired in 1999 and amortization of exploration bonus payments in Brazil were primary reasons for the increase.

Taxes on income for the second quarter and first half of 2000 were $1,018 million and $1,823 million, respectively, compared with $227 million and $412 million for the comparable 1999 periods. The effective tax rate for the 2000 six months was 45.8 percent compared with 37.7 percent in last year's first half. The increase in the effective tax rate was primarily the result of a proportional decrease in the company's share of equity affiliates' earnings included in revenues on an after-tax basis and lower tax credits.

Foreign currency gains increased second quarter 2000 net income by $29 million, while losses of $32 million decreased earnings in the year-ago quarter. For the six-month periods, foreign currency gains were $75 million in 2000, compared with losses of $41 million in the 1999 first half. During 2000, the U.S. dollar strengthened against the currencies of Canada and several countries where Chevron and Caltex have operations, including Australia.

The following table details the company's after-tax net income by major operating area.

                       NET INCOME BY MAJOR OPERATING AREA

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                           ---------------------        ------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Exploration and Production
    United States 1                                        $  388           $ 90        $  753        $128
    International                                             580            221         1,233         337
----------------------------------------------------------------------------------------------------------
Total Exploration and Production                              968            311         1,986         465
----------------------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                             167            109           160         191
    International                                              20             61            29         148
----------------------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation                  187            170           189         339
----------------------------------------------------------------------------------------------------------
Chemicals                                                      51            (40)          119          10
All Other 1, 2                                                (90)           (91)         (134)       (135)
----------------------------------------------------------------------------------------------------------
    Net Income                                             $1,116           $350        $2,160        $679
==========================================================================================================

1 1999 restated to conform to the 2000 presentation. Effective with the first quarter 2000, the company's share of earnings for Dynegy, Inc. is reported in All Other.
2 Includes coal-mining operations, the company's ownership in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, marketable securities, corporate center costs, insurance operations and real estate activities.


U.S. Exploration and Production
-------------------------------

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                    ---------------------------- -------------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings                                          $ 388          $ 145         $ 753       $ 180
Special Items                                                   -            (55)            -         (52)
----------------------------------------------------------------------------------------------------------
    Net Income                                              $ 388         $   90         $ 753       $ 128
==========================================================================================================

The improvement in operating earnings in 2000 resulted from higher crude oil and natural gas realizations, offset partially by higher well write-offs and operating expenses. Fuel costs and well work-over activities increased during 2000 and contributed to the higher operating expenses. Special items reduced second quarter 1999 net income $26 million for staff reductions and other restructuring costs; $23 million for litigation and regulatory provisions and $6 million for environmental remediation accruals. In addition to the second quarter items, net income for the 1999 six months benefited $3 million from the first quarter 1999 reversal of certain environmental remediation provisions.

The average second quarter 2000 crude oil realization of $25.39 per barrel increased 78 percent from the prior-year period and the average natural gas realization of $3.35 per thousand cubic feet rose 63 percent. On a year-to-date basis, the crude oil realization was $25.79 per barrel, compared with $12.16 per barrel in 1999. Natural gas prices for the first six months of 2000 averaged $2.87 per thousand cubic feet, an increase of 55 percent from $1.85 per thousand cubic feet last year.

Net liquids production averaged 309,000 barrels per day in the second quarter of 2000 and 308,000 barrels per day year to date. In 1999, liquids production was 312,000 barrels per day in the second quarter and 309,000 barrels per day year to date. Net natural gas production of 1.506 billion cubic feet per day in this year's second quarter and 1.512 billion cubic feet per day for six months declined from 1.638 billion cubic feet per day and 1.657 billion cubic feet per day for the respective 1999 periods. On a combined oil-equivalent basis, new production in deepwater and other areas of the Gulf of Mexico was more than offset by the effects of asset sales and normal field declines, resulting in an overall production decrease of about 4 percent in both periods.

International Exploration and Production
----------------------------------------

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                           ---------------------        ------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                         $ 580          $ 221        $1,233       $ 337
Special Items                                                   -              -             -           -
----------------------------------------------------------------------------------------------------------
    Net Income*                                             $ 580          $ 221        $1,233       $ 337
==========================================================================================================

*  Includes Foreign Currency Gains (Losses)                 $  21          $ (12)       $   49       $ (28)

The increase in operating earnings for the quarter and year to date reflected higher crude oil and natural gas prices and higher crude oil and natural gas production. There were no special items this year. In the 1999 second quarter, special charges for staff reductions and other restructuring costs were completely offset by a gain from the sale of Canadian seismic data.

The average crude oil realization of $25.93 per barrel in the 2000 second quarter improved about 75 percent over last year's $14.86 per barrel. The average natural gas realization in the 2000 quarter was $2.21 per thousand cubic feet, 44 cents higher than in the second quarter of last year. On a year-to-date basis, this year's crude oil realization was $25.84 per barrel, twice as much as the $12.81 per barrel in 1999. The average natural gas realization was $2.22 per thousand cubic feet, an increase of 23 percent from $1.80 per thousand cubic feet last year.

Net liquids production of 841,000 barrels per day for this year's second quarter increased 45,000 barrels per day, compared with last year's second quarter.
Production increases in Angola and Australia, combined with production from properties acquired last year in Argentina and Thailand, offset declines in Colombia and Indonesia. The lower production in Indonesia was primarily associated with the effect of higher prices on cost-oil recovery volumes under the production-sharing agreement. Year-to-date production was 843,000 barrels per day, a 5 percent increase from 803,000 barrels per day produced in 1999. Volumes do not include production from Colombia after January 2000, at which time Chevron began operating under an operating service agreement that expired at the end of July 2000.

Net natural gas production increased 9 percent over last year's quarter to 913 million cubic feet per day. Increases occurred in the United Kingdom and new production was recorded for properties acquired last year in Thailand and Argentina. These production increases were partially offset by a decline in Canadian volumes. Year-to-date production was 914 million cubic feet per day, up 9 percent from last year.

Results for the 2000 second quarter and six months included net foreign currency gains of $21 million and $49 million, respectively, compared with losses of $12 million and $28 million in the corresponding periods of 1999. The changes primarily reflect this year's favorable currency swings of the U.S. dollar relative to Australian and Canadian dollars.

U.S. Refining, Marketing and Transportation
-------------------------------------------

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                            --------------------         -----------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings                                          $ 167         $   98         $ 222       $ 195
Special Items                                                   -             11           (62)         (4)
----------------------------------------------------------------------------------------------------------
    Net Income                                              $ 167          $ 109         $ 160       $ 191
==========================================================================================================

Operating earnings for the second quarter and six months 2000 were about 70 percent and 14 percent above the corresponding year-ago periods. Last year's periods included the adverse second-quarter effects of operational incidents at the company's Richmond, Calif., refinery, including the need to substitute higher priced, third-party refined products purchases for the company's own production to meet marketplace demand.

There were no special items in the 2000 quarter. In the year-ago quarter, a $75 million gain from the sale of the company's interest in a pipeline affiliate was partially offset by net charges of $40 million for environmental remediation and a $24 million provision for staff reductions and other restructuring costs.

In the first halves of 2000 and 1999, special charges reduced net income $62 million and $4 million, respectively. Included in this year's results was a special charge of $62 million for a patent litigation matter recorded in the first quarter. In addition to the second quarter special items in 1999, the six-month period included provisions of $15 million for environmental remediation.

The company's average refined product sales realization for the second quarter 2000 increased about 50 percent to $37.65 per barrel. Chevron benefited from higher industry margins on the Gulf Coast in the 2000 quarter. However, industry margins on the West Coast were lower than last year's quarter, when supplies of gasoline and other refined products were constrained by the loss of production resulting from incidents at several West Coast refineries. The company's average refined product price was $37.08 per barrel in the 2000 first half, compared with $23.25 in the 1999 six months.

Refined product sales volumes increased marginally to 1,382,000 barrels per day in the 2000 quarter. However, branded gasoline sales were down about 2 percent. Sales of diesel and other fuels were also lower than last year, adversely impacted by higher prices in 2000. Year to date, sales volumes were up marginally to 1.297 million barrels per day.

International Refining, Marketing and Transportation
----------------------------------------------------

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                           ---------------------         -----------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                          $ 20           $ 31          $ 29       $ 118
Special Items                                                   -             30             -          30
----------------------------------------------------------------------------------------------------------
    Net Income*                                              $ 20           $ 61          $ 29       $ 148
==========================================================================================================

*  Includes Foreign Currency Gains (Losses)                  $ 14           $(21)         $ 34       $ (16)

Adjusted for special items and foreign currency effects, results in 2000 were lower partially because of losses in the company's international shipping operations. These losses stemmed from the inability to recover higher costs for in-charters through freight rates charged to the company's U.S. downstream segment. Additionally, earnings were lower on reduced sales volumes and depressed margins in the international areas of the company's operations.

There were no special items this year, but results for the quarter and six months of 1999 included net benefits of $30 million from special items. These net benefits were composed of favorable Korean tax adjustments that were partially offset by restructuring charges attributable to both Caltex and Chevron operations.

Chevron's total international downstream sales volumes were lower in the 2000 periods due mainly to the absence in 2000 of Caltex's share of sales by an affiliate that was sold in the 1999 third quarter. Quarterly sales volumes declined from 890,000 barrels per day to 780,000 barrels per day. Sales volumes for the first six months of 2000 declined to 796,000 barrels per day, compared with 894,000 barrels per day in the 1999 period.

Net income from Caltex operations contains the effects from special items, other non-recurring items, and foreign currency gains and losses. The following table identifies the effects of these items:

                                     Caltex
                                     ------

                                                       Three Months Ended           Six Months Ended
                                                                  June 30,                  June 30,
                                                      --------------------         -----------------
Millions of Dollars                                    2000           1999          2000        1999
----------------------------------------------------------------------------------------------------
Reported Net Income                                   $   4          $  41         $  (3)       $115
Less:
   Special Items                                          -             35             -          35
   Foreign Currency Gain(Loss)                           12            (19)           30         (12)
   Inventory Adjustments                                  -             34             -          64
----------------------------------------------------------------------------------------------------
Adjusted Net (Loss) Income                            $  (8)         $  (9)        $ (33)       $ 28
====================================================================================================


Caltex's Asia-Pacific market continues to suffer from surplus refined products manufacturing capacity and a highly competitive environment, which has limited the ability of companies to raise product prices to recover higher crude costs and improve margins. First quarter 2000 margins were significantly lower than in the corresponding 1999 period. Caltex sales volumes fell about 12 percent in both the 2000 second quarter and year to date due primarily to the absence of Caltex's share of sales by a Japanese affiliate that was sold in the 1999 third quarter.

Chemicals
---------

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                             -------------------         -----------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                          $ 51          $  51         $ 119       $ 101
Special Items                                                   -            (91)            -         (91)
----------------------------------------------------------------------------------------------------------
    Net Income*                                              $ 51          $ (40)        $ 119       $  10
==========================================================================================================

*  Includes Foreign Currency (Losses) Gains                  $ (2)         $   -         $  (2)      $   2

Second quarter operating earnings were flat between years, although year-to-date 2000 chemical operating earnings improved $18 million versus the first half of 1999. Stronger prices boosted margins for olefins, more than offsetting increases in fuel and utility expenses in the year-to-date periods. Margin changes for other commodity chemicals were mixed and mostly offsetting. Net income for the second quarter and six months of 1999 included special charges of $43 million for asset write-downs, $28 million for environmental remediation, and $20 million for staff reductions and other restructuring costs. There were no special items this year. Chevron's equity share of the earnings from the Chevron Phillips Chemical Company will be reflected in this segment beginning in the third quarter 2000. Earnings of this joint venture will include the effect of interest expense on any of its debt.

All Other
---------

                                                              Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                            --------------------        ------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Net Operating Charges*                                      $ (65)         $ (62)       $ (109)     $ (166)
Special Items                                                 (25)           (29)          (25)         31
----------------------------------------------------------------------------------------------------------
    Net Loss*                                               $ (90)         $ (91)       $ (134)     $ (135)
==========================================================================================================

*  Includes Foreign Currency (Losses) Gains                   $(4)            $1           $(6)         $1

All Other activities include  coal-mining  operations,  the company's  ownership interest in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, insurance operations and real estate activities. Results in this year's second quarter included special charges of $25 million for prior-year tax adjustments, while employee termination benefits reduced earnings $29 million in the 1999 second quarter. The 1999 first half also included gains of $60 million from the sale of a coal-mining affiliate.

The company's coal operations incurred an operating loss of $2 million in the second quarter of 2000, compared with earnings of $3 million in last year's second quarter. Six months operating earnings were $1 million in 2000, down from $22 million last year. Operating earnings in 2000 were down primarily due to the effects of United Mine Workers of America work stoppages at two of the company's mines that began in May and did not end until early August, coupled with lower sales prices for coal this year.

For activities other than coal, net operating charges were lower in the 2000 periods because of higher pension settlement gains and higher equity earnings from Dynegy Inc.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.102 billion at June 30, 2000 - a $243 million decrease from year-end 1999. Cash provided by operating activities was $3.747 billion in the first half of 2000, up $1.757 billion from the corresponding 1999 period. Capital expenditures and dividend payments to stockholders totaled $2.638 billion in the first half of 2000. Cash provided by operating activities in 2000 benefited from the significantly higher crude oil and natural gas prices. The increase in cash flows enabled the company to reduce short-term debt by nearly $1.3 billion and repurchase about $400 million in the company's common shares in the 2000 first half.

Total debt and capital lease obligations were $7.543 billion at June 30, 2000, a decrease of $1.376 billion from year-end 1999.

At June 30, 2000, Chevron had $3.250 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year. These facilities support commercial paper borrowing and also can be used for general requirements. No borrowings were outstanding under these facilities at June 30, 2000.

The company benefits from lower interest rates available on short-term debt; however, Chevron's proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at relatively low levels. The current ratio was 1.02 at June 30, 2000, up slightly from December 31, 1999. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.902 billion at June 30, 2000. Short-term debt of $2.725 billion was reclassified to long-term debt because settlement of these obligations is not expected to require the use of working capital during the next twelve months, as the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total-debt-plus-equity) was 28.7 percent at June 30, 2000, down from 33.4 percent at year-end 1999. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock, providing shares for use in its employee stock option programs. Through August 7, 2000, Chevron had purchased
8.7 million shares of its common stock at an average cost of $80.57 per share, for a total cost of about $705 million, during 2000. Since the inception of the share repurchase program, 15.1 million shares have been bought on the open market for about $1.2 billion, at an average cost of $78.60 per share.

In early July, the newly formed affiliate, Chevron Phillips Chemical Company, obtained debt financing and made a $835 million cash distribution to each of its owners - Chevron and Phillips Petroleum Company.

On July 26, 2000, Chevron declared a quarterly dividend of 65 cents per share, unchanged from the preceding quarter.

Worldwide capital and exploratory expenditures for the first half of 2000, including the company's share of affiliates' expenditures, were $2.448 billion, compared with $2.609 billion in the first half of 1999. Expenditures for international exploration and production projects were $898 million, or 37 percent of total expenditures, reflecting the company's continued emphasis on increasing international oil and gas production. Expenditures for the first half of 2000 included an additional investment of about $300 million in Dynegy Inc., which maintained Chevron's approximate 28 percent ownership interest following Dynegy's February merger with Illinova. Expenditures in last year's period included about $500 million attributable to the acquisition of Rutherford-Moran Oil Corp. and another interest in Block B8/32 offshore Thailand.


          CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA
          ------------------------------------------------------------

                                                             Three Months Ended          Six Months Ended
                                                                        June 30,                 June 30,
                                                             -------------------        -----------------
Millions of Dollars                                           2000          1999        2000         1999
---------------------------------------------------------------------------------------------------------
United States
     Exploration and Production                             $  352        $  238       $  562      $  463
     Refining, Marketing and Transportation                     94            97          175         210
     Chemicals                                                  42            72           65         173
     All Other                                                 182           100          483         148
                                                            ---------------------------------------------
Total United States                                            670           507        1,285         994
                                                            ---------------------------------------------
International
     Exploration and Production                                442           558          898       1,418
     Refining, Marketing and Transportation                    128            89          236         142
     Chemicals                                                  13            30           29          55
                                                            ---------------------------------------------
Total International                                            583           677        1,163       1,615
                                                            ---------------------------------------------
Worldwide                                                   $1,253        $1,184       $2,448      $2,609
                                                            =============================================

                          SELECTED OPERATING DATA (1),(2)

                                                                Three Months Ended         Six Months Ended
                                                                          June 30,                 June 30,
                                                             ---------------------     --------------------
                                                                   2000       1999        2000         1999
-----------------------------------------------------------------------------------------------------------
U.S. Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         309        312         308          309
    Net Natural Gas Production (MMCFPD)                           1,506      1,638       1,512        1,657
    Sales of Natural Gas (MMCFPD)                                 3,353      3,265       3,342        3,312
    Sales of Natural Gas Liquids (MBPD)                             160        109         137          128
    Revenue from Net Production
       Crude Oil ($/Bbl.)                                        $25.39     $14.29      $25.79       $12.16
       Natural Gas ($/MCF)                                       $ 3.35     $ 2.06      $ 2.87       $ 1.85

International Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         841        796         843          803
    Net Natural Gas Production (MMCFPD)                             913        837         914          835
    Sales of Natural Gas (MMCFPD)                                 1,801      1,679       1,926        1,793
    Sales of Natural Gas Liquids (MBPD)                              57         51          63           51
    Revenue from Liftings
       Liquids ($/Bbl.)                                          $25.93     $14.86      $25.84       $12.81
       Natural Gas ($/MCF)                                       $ 2.21     $ 1.77      $ 2.22       $ 1.80
    Other Produced Volumes (MBPD) (3)                               141         96         127          100

U.S. Refining, Marketing and Transportation
    Sales of Gasoline (MBPD) (4)                                    729        694         687          655
    Sales of Other Refined Products (MBPD)                          653        674         610          623
    Refinery Input (MBPD)                                         1,021        969         919          946
    Average Refined Product Sales Price ($/Bbl.)                 $37.65     $25.79      $37.08       $23.25

International Refining, Marketing and Transportation
    Sales of Refined Products (MBPD) (5)                            780        890         796          894
    Refinery Input (MBPD)                                           416        475         407          485

Chemical Sales and Other Operating Revenues (6)
    United States                                                $1,056     $  720      $1,973       $1,347
    International                                                   150        192         400          368
-----------------------------------------------------------------------------------------------------------
       Worldwide                                                 $1,206     $  912      $2,373       $1,715
===========================================================================================================

(1)  Includes equity in affiliates.
(2)  MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF =  thousand cubic feet
(3)  Represents total field production under the Boscan operating service agreement in Venezuela, and other operating service agreements.
(4)  Includes branded and unbranded gasoline.
(5)  1999 amounts restated to conform to 2000 presentation.
(6)  Millions of dollars.  Includes sales to other Chevron companies.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on April 26, 2000.

Voters elected 12 incumbent directors for one-year terms. The vote tabulation for individual directors was:


                               Shares                                Shares
Directors                       For                                Withheld
---------------------------------------------------------------------------
S. H. Armacost                 494,753,742                        6,246,552
S. Ginn                        495,461,126                        5,539,168
C. A. Hills                    494,950,108                        6,050,186
J. B. Johnston                 494,848,057                        6,152,237
R. H. Matzke                   495,087,780                        5,912,514
D. J. O'Reilly                 495,547,315                        5,452,979
C. M. Pigott                   494,926,343                        6,073,951
C. Rice                        495,053,628                        5,946,666
F. A. Shrontz                  494,990,228                        6,010,066
J. N. Sullivan                 495,162,308                        5,837,986
C. Tien                        495,139,114                        5,861,180
J. A. Young                    495,302,836                        5,697,458


Voters approved amending Chevron's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from one billion shares of $1.50 par value to two billion shares of $.75 par value by a vote of 476,927,106 (95.8 percent) for and 20,743,552 (4.2 percent) against. There were also 3,327,732 abstentions and 1,904 broker non-votes.

Voters approved the appointment of PricewaterhouseCoopers LLP as the company's independent accountants by a vote of 496,153,859 (99.6 percent) for and 1,769,052 (0.4 percent) against. There were also 3,077,372 abstentions and 11 broker non-votes.

A stockholder proposal to eliminate Bioaccumulative Halogenated Pollutants at its facilities was rejected. There were 26,238,638 votes (6.7 percent) for the proposal and 364,666,135 votes (93.3 percent) against. There were also 23,115,637 abstentions and 86,979,884 broker non-votes.

A stockholder proposal to report on potential environmental damage to the Arctic National Wildlife Refuge was rejected. There were 27,804,080 votes (7.1 percent) for the proposal and 363,730,336 votes (92.9 percent) against. There were also 22,495,539 abstentions and 86,970,339 broker non-votes.

A stockholder proposal to report on greenhouse gas emissions was rejected. There were 34,366,814 votes (8.8 percent) for the proposal and 356,911,119 votes (91.2 percent) against. There were also 22,752,425 abstentions and 86,939,936 broker non-votes.

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

      (12)   Computation of Ratio of Earnings to Fixed Charges

      (27)   Financial Data Schedule for the six months ended June 30, 2000

(b)   Reports on Form 8-K

      (1) A Current Report on Form 8-K was filed by the company on June 2, 2000. In this report, Chevron filed a Contribution Agreement dated May 23, 2000 between Chevron Corporation and Phillips Petroleum Company related to the combination of certain of the companies' chemicals businesses in Chevron Phillips Chemical Company LLC.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CHEVRON CORPORATION
                                               ---------------------------------
                                                       (Registrant)




Date             August 9, 2000                       /s/ S.J. Crowe
      -------------------------------------    --------------------------------
                                               S. J. Crowe, Vice President and
                                                            Comptroller
                                               (Principal Accounting Officer and
                                                   Duly Authorized Officer)