Form 10-Q
period 2000-09-30
CHEVRON CORP
filed 2000-11-08
CIK 93410

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-368-2
                                                -------


                               Chevron Corporation
             (Exact name of registrant as specified in its charter)


              Delaware                                     94-0890210
  ------------------------------                -------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification Number)

      575 Market Street, San Francisco, California               94105
      --------------------------------------------           -------------
        (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (415) 894-7700
                                                           --------------

                                      NONE
            -------------------------------------------------------------
           (Former  name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X        No
                                        ---------         ---------


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


         Class                            Outstanding as of September 30, 2000
----------------------------------        ------------------------------------
 Common stock, $.75 par value                       641,816,765

================================================================================

                                        INDEX
                                                                       Page No.
           Cautionary Statements Relevant to Forward-Looking
           Information for the Purpose of "Safe Harbor" Provisions
           of the Private Securities Litigation Reform Act of 1995         1

PART I.           FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Consolidated Statement of Income for the three months
                   and nine months ended September 30, 2000 and 1999       2

                  Consolidated Statement of Comprehensive Income for
                   the three months and nine months ended
                   September 30, 2000 and 1999                             2

                  Consolidated Balance Sheet at September 30, 2000
                   and December 31, 1999                                   3

                  Consolidated Statement of Cash Flows for the
                   nine months ended September 30, 2000 and 1999           4

                  Notes to Consolidated Financial Statements            5-13

    Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     14-25

PART II.          OTHER INFORMATION

    Item 1.       Legal Proceedings                                       26

    Item 6.       Listing of Exhibits and Reports on Form 8-K             26

    Signature                                                             27

    Exhibit:      Computation of Ratio of Earnings to Fixed Charges       28

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

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                           ------------------                ------------------
Millions of Dollars,  Except Per-Share Amounts             2000          1999                2000          1999
---------------------------------------------------------------------------------------------------------------
Revenues
--------
Sales and other operating revenues*                    $ 12,962       $ 9,965             $37,267       $24,837
Income from equity affiliates                               276           127                 647           404
Other income                                                348            85                 561           366
                                                       --------------------------------------------------------
   Total Revenues                                        13,586        10,177              38,475        25,607
                                                       --------------------------------------------------------
Costs and Other Deductions
--------------------------
Purchased crude oil and products                          6,953         5,327              20,460        12,394
Operating expenses                                        1,359         1,117               3,901         3,721
Selling, general and administrative expenses                399           357               1,162         1,203
Exploration expenses                                         98           205                 317           389
Depreciation, depletion and amortization                    801           767               2,151         1,966
Taxes other than on income*                               1,205         1,181               3,475         3,402
Interest and debt expense                                   101           116                 356           334
                                                        -------------------------------------------------------
   Total Costs and Other Deductions                      10,916         9,070              31,822        23,409
                                                        -------------------------------------------------------
Income Before Income Tax Expense                          2,670         1,107               6,653         2,198
Income Tax Expense                                        1,139           525               2,962           937
                                                        -------------------------------------------------------
Net Income                                             $  1,531       $   582             $ 3,691       $ 1,261
                                                        =======================================================

Per Share of Common Stock:
   Net Income                 - Basic                  $   2.36       $  0.88             $  5.66       $  1.92
                              - Diluted                $   2.35       $  0.88             $  5.65       $  1.91
   Dividends                                           $   0.65       $  0.61             $  1.95       $  1.83

Weighted Average Number of
 Shares Outstanding (000s)    - Basic                   648,520       657,190             652,641       656,268
                              - Diluted                 649,577       660,649             653,827       659,403

*   Includes consumer excise taxes.                    $  1,032       $ 1,023             $ 2,932       $ 2,921

                                            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                              (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                           ------------------                ------------------
Millions of Dollars                                        2000          1999                2000          1999
---------------------------------------------------------------------------------------------------------------
Net Income                                             $  1,531       $   582            $  3,691      $  1,261
                                                       --------------------------------------------------------
   Currency translation adjustment                            -           (30)                 (3)          (41)

   Holding gain on securities
   arising during period                                     55            11                  59            33
   Less: reclassification adjustment for gains
    included in net income                                  (99)            -                 (99)            -
                                                       --------------------------------------------------------
   Net change during period                                 (44)           11                 (40)           33

   Minimum pension liability adjustment                       -             -                 (15)          (11)
                                                       --------------------------------------------------------
 Other Comprehensive Loss, net of tax                       (44)          (19)                (58)          (19)
                                                       --------------------------------------------------------
Comprehensive Income                                   $  1,487       $   563            $  3,633      $  1,242
                                                       ========================================================

See accompanying notes to consolidated financial statements.

                                                 CHEVRON CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                           September 30,
                                                                                    2000               December 31,
Millions of Dollars                                                          (Unaudited)                       1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                       $  1,342                  $   1,345
Marketable securities                                                              1,318                        687
Accounts and notes receivable                                                      3,727                      3,688
Inventories:
    Crude oil and petroleum products                                                 631                        585
    Chemicals                                                                        164                        526
    Materials, supplies and other                                                    262                        291
                                                                                -----------------------------------
                                                                                   1,057                      1,402
Prepaid expenses and other current assets                                          1,227                      1,175
                                                                                -----------------------------------
       Total Current Assets                                                        8,671                      8,297
Long-term receivables                                                                835                        815
Investments and advances                                                           8,004                      5,231

Properties, plant and equipment, at cost                                          51,985                     54,212
Less: accumulated depreciation, depletion and amortization                        29,040                     28,895
                                                                                -----------------------------------
                                                                                  22,945                     25,317
Deferred charges and other assets                                                  1,191                      1,008
                                                                                -----------------------------------
            Total Assets                                                         $41,646                    $40,668
                                                                                ===================================
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                                 $  1,714                   $  3,434
Accounts payable                                                                   3,350                      3,103
Accrued liabilities                                                                1,117                      1,210
Federal and other taxes on income                                                  1,630                        718
Other taxes payable                                                                  449                        424
                                                                                -----------------------------------
       Total Current Liabilities                                                   8,260                      8,889
Long-term debt                                                                     5,059                      5,174
Capital lease obligations                                                            300                        311
Deferred credits and other non-current obligations                                 2,064                      1,739
Deferred income taxes                                                              5,185                      5,010
Reserves for employee benefit plans                                                1,862                      1,796
                                                                                -----------------------------------
       Total Liabilities                                                          22,730                     22,919
                                                                                -----------------------------------
Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                                              -                          -
Common stock (authorized 2,000,000,000 shares,
$.75 par value at September 30, 2000 and 1,000,000 shares,
$1.50 per value at December 31, 1999; 712,487,068 shares issued at
September 30, 2000 and December 31, 1999)                                            534                      1,069
Capital in excess of par value                                                     2,753                      2,215
Deferred compensation                                                               (611)                      (646)
Accumulated other comprehensive loss                                                (173)                      (115)
Retained earnings                                                                 19,825                     17,400
Treasury stock, at cost (70,670,321 and 56,140,994 shares
    at September 30, 2000 and December 31, 1999, respectively)                    (3,412)                    (2,174)
                                                                                -----------------------------------
       Total Stockholders' Equity                                                 18,916                     17,749
                                                                                -----------------------------------
           Total Liabilities and Stockholders' Equity                            $41,646                    $40,668
                                                                                ===================================

See accompanying notes to consolidated financial statements.

                                      -3-


                                                 CHEVRON CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (Unaudited)
                                                                                                  Nine Months Ended
                                                                                                      September 30,
                                                                                           ------------------------
Millions of Dollars                                                                          2000              1999
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                            $3,691            $1,261
     Adjustments
       Depreciation, depletion and amortization                                             2,151             1,966
       Dry hole expense related to prior years' expenditures                                   27               103
       Distributions less than income from equity affiliates                                 (247)             (244)
       Net before-tax gains on asset retirements and sales                                   (215)             (300)
       Net foreign exchange (gains) losses                                                    (80)               37
       Deferred income tax provision                                                          285              (120)
       Net decrease in operating working capital                                              752             1,698
       Other, net                                                                              47              (767)
                                                                                           ------------------------
          Net Cash Provided by Operating Activities                                         6,411             3,634
                                                                                           ------------------------
Investing Activities
     Capital expenditures                                                                  (2,757)           (3,489)
     Proceeds from asset sales                                                                381               583
     Other investing cash flows, net                                                          857                40
     Net sales of marketable securities                                                       208                72
     Net purchase of other short-term investments                                            (748)                -
                                                                                           ------------------------
          Net Cash Used for Investing Activities                                           (2,059)           (2,794)
                                                                                           ------------------------

Financing Activities
     Net (payments) borrowings of short-term obligations                                   (1,722)              127
     Proceeds from issuance of long-term debt                                                  25               702
     Repayments of long-term debt and other financing obligations                            (127)             (443)
     Cash dividends paid                                                                   (1,272)           (1,199)
     Net (purchases) sales of treasury shares                                              (1,259)              105
                                                                                           ------------------------
          Net Cash Used for Financing Activities                                           (4,355)             (708)
                                                                                           ------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                    -                 2
                                                                                           ------------------------
Net Change in Cash and Cash Equivalents                                                        (3)              134
Cash and Cash Equivalents at January 1                                                      1,345               569
                                                                                           ------------------------
Cash and Cash Equivalents at September 30                                                  $1,342            $  703
                                                                                           ========================


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 2, and the 1999 material reclassification described in Note 3.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1999 Annual Report on Form 10-K.

The results for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the third quarter 2000 included net charges of $116 million for special items, compared with net charges of $120 million in the 1999 third quarter. The 2000 third quarter included charges of $136 million for
environmental   remediation   provisions   at  U.S.   refining,   marketing  and
transportation and chemical facilities; $80 million for the impairment of certain U.S. producing properties and pipeline assets; and $26 million for a prior-year tax adjustment. These charges were partially offset by gains of $99 million from the sale of marketable securities and $27 million from the equity accounting effect of common stock transactions by Chevron's Dynegy Inc. equity affiliate.

Net income for the first nine months of 2000 included net charges of $203 million from special items, compared with net charges of $206 million in the comparable 1999 period. In addition to the third quarter 2000 net special charges of $116 million noted above, the nine-month 2000 results included special charges of $62 million for a patent matter currently being litigated and $25 million for prior-year tax adjustments.

Foreign currency gains included in third quarter 2000 net income were $75 million, compared with losses of $7 million in 1999. For the nine-month periods, foreign currency gains were $150 million in 2000, compared with losses of $48 million in the comparable 1999 period.

Note 3.  Formation of Chevron Phillips Chemical Company LLC

Effective July 1, 2000, Chevron and Phillips Petroleum Company (Phillips) formed Chevron Phillips Chemical Company LLC (CPCC), a Delaware limited liability company. CPCC is a joint venture that combined the petrochemicals businesses of Chevron and Phillips and is owned 50 percent by each partner. Chevron is accounting for its interest in CPCC using the equity method. Under this method, the net amount of assets and liabilities contributed to CPCC was reclassified to "Investments and Advances" in the Consolidated Balance Sheet. Chevron's share of CPCC's results of operations is recorded to "Income from equity affiliates." Because CPCC is a limited liability company, Chevron records the provision for income taxes and related tax liability applicable to its share of CPCC's income in its consolidated financial statements.

The equity accounting treatment for Chevron's share of the net assets contributed to CPCC resulted in significant variances between the 2000 and 1999 periods in the individual line captions appearing in the financial statements. The carrying amounts at July 1, 2000, of the principal assets and liabilities of the businesses Chevron contributed to CPCC were $0.6 billion of net working capital assets and $2.1 billion of net properties, plant and equipment, and $0.1 billion of investments and advances.

In July, the joint venture obtained debt financing, and made a cash payment of $835 million to each owner. The finalization and settlement of the net working capital items contributed by each partner is expected in the fourth quarter. Any imbalances between the partners' contributions will be settled in cash and are not expected to be material.

Note 4. Information Relating to the Statement of Cash Flows

The "Net decrease in operating working capital" is composed of the following:

                                                                        Nine Months Ended
                                                                            September 30,
                                                                  -----------------------
Millions of Dollars                                                2000              1999
-----------------------------------------------------------------------------------------
Increase in accounts and notes receivable                      $   (573)         $   (475)
(Increase) decrease in inventories                                  (59)                2
Increase in prepaid expenses and other current assets               (98)             (143)
Increase in accounts payable and accrued liabilities                481             1,532
Increase in income and other taxes payable                        1,001               782
-----------------------------------------------------------------------------------------

     Net decrease in operating working capital                 $    752          $  1,698
-----------------------------------------------------------------------------------------


In June 1999, the company reclassified a reserve of $964 million established for the Cities Service litigation from "Deferred credits and other non-current obligations" to "Accrued liabilities."

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                        Nine Months Ended
                                                                            September 30,
                                                                -------------------------
Millions of Dollars                                                2000              1999
-----------------------------------------------------------------------------------------
Interest paid on debt (net of capitalized interest)             $   352           $   333
Income taxes paid                                               $ 1,766           $   321
-----------------------------------------------------------------------------------------


The "Net sales of marketable securities" consists of the following gross amounts:

                                                                        Nine Months Ended
                                                                            September 30,
                                                                 ------------------------
Millions of Dollars                                                2000              1999
-----------------------------------------------------------------------------------------
Marketable securities purchased                                 $(1,955)          $(2,230)
Marketable securities sold                                        2,163             2,302
-----------------------------------------------------------------------------------------

     Net sales of marketable securities                         $   208           $    72
-----------------------------------------------------------------------------------------


"Other investing cash flows, net"includes $835 million paid to Chevron in July 2000 by its affiliate, Chevron Phillips Chemical Company LLC.

"Net purchases of other short-term investments," of $748 million in 2000 were in a variety of short-term money market instruments, with maturities similar to the company's commercial paper portfolio.

Included in "Proceeds from issuance of long-term debt" of $702 million in 1999 were cash proceeds of $620 million from the company's Employee Stock Ownership Plan (ESOP) in exchange for the assumption of $620 million of existing ESOP debt in July 1999. This transaction was recorded as an increase in cash and a reduction in "Deferred Compensation."

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company combined its petrochemicals businesses with those of Phillips Petroleum Company in July 2000. An increase in Chevron's "Investments and advances" of $2.8 billion resulted primarily from the contribution of "Properties, plant and equipment" of $2.1 billion, net working capital assets of $0.6 billion, and investments and advances of $0.1 billion.

The ESOP repaid $10 million and $70 million of matured debt guaranteed by Chevron Corporation in January of 2000 and 1999, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in "Deferred compensation." In June 1999, the ESOP borrowed an additional $25 million, which is guaranteed by Chevron Corporation. This was recorded by the company as an increase in its debt outstanding and in "Deferred compensation."

In July 1999, the ESOP borrowed $620 million of fixed-rate debt in July 1999, guaranteed by Chevron Corporation, to refinance ESOP debt assumed by Chevron. This was recorded by the company as an increase in its debt outstanding and in "Deferred compensation."

The Rutherford-Moran Oil Corporation and another interest in Block B 8/32 offshore Thailand were acquired in March 1999. The consideration for this acquisition included 1.1 million shares of the company's treasury stock valued at $91 million.

Note 5. Gain from the Equity Accounting Effect of Common Stock Transactions by Dynegy Inc.

In accordance with its accounting policy under the Securities and Exchange Commission's Staff Accounting Bulletin No. 51 (SAB 51), the company recorded, as part of other income, a before-tax gain of $42 million in the third quarter 2000, resulting mainly from stock issuances by its Dynegy Inc. (Dynegy) affiliate related to employee stock option programs. Income tax expense includes $15 million for deferred income taxes related to these transactions. In the fourth quarter 2000, the Company expects to record an additional special before-tax gain of about $100 million related to Dynegy's public common stock offering in October 2000.

Note 6.  Proposed Merger with Texaco Inc.

On October 16, 2000, the Company announced that it had agreed to a merger with Texaco Inc., creating a new company to be known as ChevronTexaco Corporation. The merger, to be accounted for as a pooling of interests, is expected to be accretive to the new company's earnings and cash flow per share. Under the merger agreement, Texaco shareholders will receive .77 shares of Chevron common stock for each share of Texaco common stock they own, and Chevron shareholders will retain their existing shares. As a result of the merger, Chevron stockholders will own approximately 61 percent of the combined equity and Texaco stockholders will own about 39 percent. The merger is conditioned upon shareholder approval by both companies, pooling of interests accounting treatment and regulatory approvals.

For additional information regarding the merger, refer to the Current Report on Form 8-K we filed with the U.S. Securities and Exchange Commission on October 16, 2000.

Note 7.  Operating Segments and Geographic Data

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

Sales and other operating revenues by segments, including internal transfers, for the three- and nine-month periods ended September 30, 2000 and 1999, are presented in the following table.


                                                                Three Months Ended           Nine Months Ended
                                                                      September 30,              September 30,
                                                               --------------------      ----------------------
 Millions of Dollars                                              2000         1999         2000          1999
---------------------------------------------------------------------------------------------------------------
Exploration and Production
--------------------------
  United States                                                $ 1,693      $ 1,147      $ 4,254       $ 2,610
  International                                                  2,696        1,853        7,644         4,234
                                                                ----------------------------------------------
                                                                 4,389        3,000       11,898         6,844
  Intersegment Elimination - United States                        (863)        (577)      (2,343)       (1,299)
  Intersegment Elimination - International                      (1,183)        (879)      (3,426)       (1,967)
                                                                ----------------------------------------------
Total Exploration and Production                                 2,343        1,544        6,129         3,578
                                                                ----------------------------------------------
Refining, Marketing and Transportation
--------------------------------------
  United States                                                  8,160        6,071       22,337        15,097
  International                                                  2,163        1,454        6,363         3,616
                                                                ----------------------------------------------
                                                                10,323        7,525       28,700        18,713
  Intersegment Elimination - United States                         (30)        (107)        (312)         (255)
  Intersegment Elimination - International                          (1)          (3)          (8)          (11)
                                                                ----------------------------------------------
Total Refining, Marketing and Transportation                    10,292        7,415       28,380        18,447
                                                                ----------------------------------------------
Chemicals*
---------
  United States                                                     82          773        2,055         2,120
  International                                                    193          195          593           563
                                                                ----------------------------------------------
                                                                   275          968        2,648         2,683
  Intersegment Elimination - United States                         (20)         (45)        (119)         (125)
  Intersegment Elimination - International                           -           (1)           -            (1)
                                                                ----------------------------------------------
Total Chemicals                                                    255          922        2,529         2,557
                                                                ----------------------------------------------
All Other
---------
  United States                                                     93           99          294           293
  International                                                      4            1           12             5
                                                                ----------------------------------------------
                                                                    97          100          306           298
  Intersegment Elimination - United States                         (23)         (15)         (69)          (40)
  Intersegment Elimination - International                          (2)          (1)          (8)           (3)
                                                                ----------------------------------------------
Total All Other                                                     72           84          229           255
                                                                ----------------------------------------------

Sales and Other Operating Revenues
----------------------------------
  United States                                                 10,028        8,090       28,940        20,120
  International                                                  5,056        3,503       14,612         8,418
                                                                ----------------------------------------------
                                                                15,084       11,593       43,552        28,538
  Intersegment Elimination - United States                        (936)        (744)      (2,843)       (1,719)
  Intersegment Elimination - International                      (1,186)        (884)      (3,442)       (1,982)
                                                                ----------------------------------------------
Total Sales and Other Operating Revenues                       $12,962      $ 9,965      $37,267       $24,837
                                                                ==============================================


* Effective July 1, 2000, does not include revenues from petrochemicals operations that were contributed to the Chevron Phillips Chemical Company LLC joint venture, which is accounted for under the equity method.

The company evaluates the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed by Chevron Corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. Net income by segment for the three- and nine-month periods ended September 30, 2000 and 1999 is presented in the following table.


                                                                 Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                               --------------------        -------------------
 Millions of Dollars                                              2000         1999         2000          1999
--------------------------------------------------------------------------------------------------------------
Exploration and Production
--------------------------
  United States*                                               $   522       $  219       $1,275        $  347
  International                                                    718          322        1,951           659
                                                               -----------------------------------------------
Total Exploration and Production                                 1,240          541        3,226         1,006
                                                               -----------------------------------------------
Refining, Marketing and Transportation
--------------------------------------
  United States                                                    105           97          265           288
  International                                                     47          (21)          76           127
                                                               -----------------------------------------------
Total Refining, Marketing and Transportation                       152           76          341           415
                                                               -----------------------------------------------
Chemicals
---------
  United States                                                      3           25           93             4
  International                                                     21            6           50            37
                                                               -----------------------------------------------
Total Chemicals                                                     24           31          143            41
                                                               -----------------------------------------------

Total Segment Income                                             1,416          648        3,710         1,462

Interest Expense                                                   (70)         (82)        (246)         (236
Interest Income                                                     22           17           57            44
Other*                                                             163           (1)         170            (9
--------------------------------------------------------------------------------------------------------------
Net Income                                                     $ 1,531       $  582       $3,691        $1,261
==============================================================================================================

*    1999 restated to conform to the 2000  presentation.  Effective  January 1, 2000,  the company's  share of earnings from Dynegy Inc. is reported in Other.

Segment assets at September 30, 2000, and December 31, 1999, are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                                                     September 30,        December 31,
Millions of Dollars                                                           2000                1999
------------------------------------------------------------------------------------------------------
Exploration and Production
--------------------------
   United States                                                           $ 5,518             $ 5,215
   International                                                            14,125              13,748
                                                                      --------------------------------
Total Exploration and Production                                            19,643              18,963
                                                                      --------------------------------
Refining, Marketing and Transportation
--------------------------------------
   United States                                                             8,357               8,178
   International                                                             3,923               3,609
                                                                      --------------------------------
Total Refining, Marketing and Transportation                                12,280              11,787
                                                                      --------------------------------
Chemicals
---------
   United States                                                             2,495               3,303
   International                                                               711                 923
                                                                      --------------------------------
Total Chemicals                                                              3,206               4,226
                                                                      --------------------------------

                                                                      --------------------------------
Total Segment Assets                                                        35,129              34,976
                                                                      --------------------------------
All Other
---------
   United States                                                             4,417               3,825
   International                                                             2,100               1,867
                                                                      --------------------------------
Total All Other                                                              6,517               5,692
                                                                      --------------------------------

Total Assets - United States                                                20,787              20,521
Total Assets - International                                                20,859              20,147
------------------------------------------------------------------------------------------------------
Total Assets                                                               $41,646             $40,668
======================================================================================================


Note 8.  Summarized Financial Data - Chevron U.S.A. Inc.

At September 30, 2000, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations) and the majority of the company's worldwide petrochemical operations. These operations were conducted by Chevron U.S.A. Production Company, Chevron Products Company and, until June 30, 2000, by Chevron Chemical Company LLC. As described in Note 3 above, Chevron combined its petrochemicals businesses with those of Phillips Petroleum Company on July 1, 2000, to form Chevron Phillips Chemical Company LLC. Chevron U.S.A. Inc. holds a 50 percent equity ownership in CPCC. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented as follows:

                                                       Three Months Ended            Nine Months Ended
                                                             September 30,               September 30,
                                                      --------------------          ------------------
Millions of Dollars                                        2000       1999             2000       1999
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                      $10,444     $8,182          $30,127    $20,481
Costs and other deductions                                9,586      7,918           28,079     20,142
Net income                                                  778        213            1,606        421
======================================================================================================



                                                          At September 30,             At December 31,
Millions of Dollars                                                   2000                       1999*
------------------------------------------------------------------------------------------------------
Current assets                                                    $  4,109                    $  3,889
Other assets                                                        20,523                      20,687

Current liabilities                                                  4,218                       4,685
Other liabilities                                                    8,650                       9,730

Net equity                                                          11,764                      10,161
======================================================================================================

Memo: Total Debt                                                  $  5,415                    $  7,462
*    Certain asset and liability balances have been restated. Net equity remains unchanged

Note 9. Summarized Financial Data - Chevron Transport Corporation Limited

Chevron Transport Corporation Limited (CTC), a Bermuda corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. Effective July 1, 1999, Chevron Transport Corporation, a Liberian corporation, was merged into CTC, which assumed all of the assets and liabilities of Chevron Transport Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities where CTC is deemed to be an issuer. In accordance with the Securities and Exchange Commission's disclosure requirements for CTC, summarized financial information for CTC and its consolidated subsidiaries is presented below. This summarized financial data was derived from the financial statements prepared on a stand-alone basis in conformity with accounting principles generally accepted in the United States.

                                                       Three Months Ended            Nine Months Ended
                                                             September 30,               September 30,
                                                       -------------------           -----------------
Millions of Dollars                                        2000       1999             2000       1999
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                         $193       $122             $486       $392
Costs and other deductions                                  205        140              548        437
Net loss                                                    (10)       (20)             (62)       (31)
======================================================================================================


                                                          At September 30,             At December 31,
Millions of Dollars                                                   2000                        1999
------------------------------------------------------------------------------------------------------
Current assets                                                    $    256                    $    184
Other assets                                                           503                         742

Current liabilities                                                    460                         580
Other liabilities                                                      249                         264

Net equity                                                              50                          82
======================================================================================================


In April 2000, CTC's parent contributed an additional $30 million of paid in capital to CTC.

Separate financial statements and other disclosures with respect to CTC are omitted, as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at September 30, 2000.

Note 10. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):


                                                        Three Months Ended            Nine Months Ended
                                                              September 30,               September 30,
                                                        -------------------          ------------------
 Millions of Dollars                                        2000       1999             2000       1999
-------------------------------------------------------------------------------------------------------
 Gross revenues*                                          $5,129     $4,048          $14,034    $10,185
 Income before income taxes                                  299        148              782        666
-------------------------------------------------------------------------------------------------------
 Net income                                                  148         35              378        378
=======================================================================================================

 * 1999 reclassified to conform to the 2000 presentation, netting certain offsetting trading sale and purchase contracts. The reclassification had no impact on net income.

Note 11.  Income Taxes

"Income Tax Expense" for the third quarter and nine months of 2000 was $1.139 billion and $2.962 billion, respectively, compared with $525 million and $937 million for the comparable 1999 periods. The effective tax rate for the 2000 nine months was 44.5 percent compared with 42.6 percent in last year's nine months. The increase in the effective tax rate was primarily the result of lower after-tax earnings for equity affiliates as a proportion of before-tax income, the absence of tax benefits attributable to the 1999 utilization of capital losses, and a decline in U.S. tax credits as a proportion of before-tax income. Partially offsetting these factors in 2000 were lower foreign income taxes as a percentage of income and a reduction in the impact of prior-year tax adjustments.

Note 12.  Litigation

Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a trial court's decision that Unocal's patent was valid and enforceable, and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and the five other defendants in this case. The defendant companies have petitioned the U.S. Supreme Court for the case to be heard. Amicus briefs have been filed in support of the petition by California, thirty two other states, the District of Columbia, seven members of Congress, the American Petroleum Institute and other trade associations, and General Motors. In October 2000, the Supreme Court issued an order requesting the U.S. Solicitor General to submit a brief with its views as to whether the case should be heard. If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties for production of gasoline that is ruled to have infringed the patent, plus interest. As a result of the March 2000 ruling, the company recorded an after-tax charge of $62 million in the first quarter. The majority of this charge pertained to the estimated royalty on gasoline production in the early part of a four-year period ending December 31, 1999, before the company modified its manufacturing processes to minimize the production of gasoline that allegedly infringed on Unocal's patented formulations. Subsequently, the company has accrued in the normal course of business additional amounts for potential infringement of the patent covered by the trial court's ruling. In June 2000, Chevron paid $22.7 million to Unocal - $17.2 million for the original court judgement and $5.5 million of interest and fees. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. Chevron believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

There is an ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior disposal or release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. Chevron has eliminated the use of MTBE in gasoline it sells in certain areas.

Note 13. Other Contingencies and Commitments

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

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity.

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

Note 14. New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of FAS 133, making the statement effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. In June 2000, the FASB issued Statement No. 138, which amended some of the accounting and reporting provisions of FAS 133. The company will adopt FAS 133, as amended by FAS 138, effective January 1, 2001. Based on its current level of activity with derivative instruments, the Company does not expect adoption of FAS 133 and FAS 138 to have a significant impact on its results of operations and financial position. The results of operations and financial position of certain equity affiliates may, however, be affected by their business activities involving the use of derivative instruments and adoption of FAS 133 and FAS 138. The effect of the adoption of FAS 133 and FAS 138 is under review by these equity affiliates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Third Quarter 2000 Compared With Third Quarter 1999 And Nine Months 2000 Compared With Nine Months 1999

Financial Results
-----------------

                                EARNINGS SUMMARY

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                           ---------------------       -------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings
    Exploration and Production                             $1,290         $  586        $3,276      $1,103
    Refining, Marketing and Transportation                    307            117           558         430
    Chemicals and Other                                        50             (1)           60         (66
----------------------------------------------------------------------------------------------------------
       Total*                                               1,647            702         3,894       1,467
Special Items                                                (116)          (120)         (203)       (206
----------------------------------------------------------------------------------------------------------
              Net Income*                                  $1,531         $  582        $3,691      $1,261
----------------------------------------------------------------------------------------------------------

*  Includes Foreign Currency Gains (Losses)                   $75            $(7)         $150        $(48)

Net income for the third quarter of 2000 was $1.531 billion ($2.35 per share - diluted), compared with third quarter 1999 net income of $582 million ($0.88 per share - diluted). Net income for this year's third quarter included charges for environmental remediation for U.S. refining, marketing and chemicals facilities of $136 million, impairment of U.S. producing properties and pipeline assets of $80 million and prior-period tax adjustments of $26 million. These charges were partially offset by gains of $99 million from the sale of marketable securities and $27 million from the equity accounting effect of common stock transactions by Chevron's equity affiliate, Dynegy Inc. Last year's third quarter included special charges of $79 million for asset impairments, $31 million for losses on asset dispositions and $10 million for environmental remediation provisions. Excluding net charges for special items in both quarters, earnings on an operational basis were $1.647 billion ($2.53 per share - diluted), more than double the $702 million ($1.07 per share - diluted), earned in the 1999 quarter.

Net income for the first nine months of 2000 was $3.691 billion ($5.65 per share
- diluted), compared with nine months 1999 net income of $1.261 billion ($1.91 per share - diluted). Net income for the first nine months of 2000 included net special charges of $203 million, while the 1999 period included net charges of $206 million. After excluding these special items, operating earnings were $3.894 billion ($5.96 per share - diluted) in 2000, compared with $1.467 billion ($2.23 per share - diluted) in 1999.

The improved financial performance for the quarter and year-to-date 2000 primarily reflected the continued strength of the company's worldwide exploration and production (upstream) operations, which benefited from sharply higher crude oil and natural gas prices and increased worldwide production - a result of the company's ongoing strategic focus on growing the upstream business.

Higher profits in the U.S. refining and marketing (downstream) business in the third quarter 2000 complemented the very strong performance from the exploration and production operations. U.S. downstream results reflected stronger industry margins for most products and the absence of operating problems at the West Coast refineries experienced in the 1999 period. International downstream operating earnings remained depressed in the third quarter, driven primarily by poor results from the company's Caltex affiliate. Though refining margins gradually have strengthened in the Far East, product prices have not risen sufficiently to recover the higher cost of crude oil and improve marketing margins.

The strong operating earnings in the third quarter resulted in an average return on capital employed for the 12 months ending September 30, 2000, of about 20 percent.

Operating Environment and Outlook
---------------------------------
Chevron's earnings are significantly affected by fluctuations in the price of crude oil and natural gas. Prices in the first nine months of 2000 were considerably higher than in the corresponding period in 1999 - primarily the result of the 1999 agreement among certain OPEC and non-OPEC oil producing countries to restrict the production of crude oil, as well as rising worldwide demand and low petroleum inventories worldwide. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, was $29.78 per barrel for the first nine months of 2000, up nearly 70 percent from $17.58 per barrel in the corresponding 1999 period. Average U.S. natural gas prices for the 2000 nine months were also significantly higher. The average Henry Hub spot natural gas price of $3.56 per thousand cubic feet increased 63 percent, compared with the 1999 nine months. Crude oil and natural gas prices will continue to fluctuate for the remainder of the year, but are likely to remain higher than last year's levels if worldwide demand continues to be strong and the oil producing countries do not increase production substantially.

Chevron's production levels had not been materially affected by production curtailments prior to the easing of the OPEC and non-OPEC restrictions in the second and third quarters of this year. Similarly, the company does not expect any change to these restrictions to have a material impact on its overall production levels. However, such curtailments or limits may have an effect on the level of new production from current and future development projects. As producing countries' revenue streams fluctuate with changing prices and production, their capital available to fund petroleum development activities may change. In addition, civil unrest, political uncertainty and economic conditions may affect the company's producing operations. Community protests have disrupted the company's production in the past, most notably in Nigeria. The company continues to monitor developments closely in the countries in which it operates.

Earnings from the company's worldwide refining, marketing and transportation businesses generally remain low relative to the amount of capital employed. U.S. downstream earnings improved in the third quarter 2000, and earnings in the future will depend on refined products margins in Chevron's primary U.S. operating areas - the West Coast, the South and Southwest. Caltex operations in the Far East continue to suffer from weak refined product margins resulting from over-capacity, higher feedstock costs and a highly competitive environment in the Asia-Pacific market. Caltex may continue to be adversely affected by these conditions throughout the remainder of this year.

The outlook for the company's chemicals businesses remains mixed. While results early in the year benefited from price increases for certain commodity chemicals, the industry has experienced a recent weakening of margins that could result in lower near-term earnings.

Significant Developments
------------------------
Some of the operational highlights since the second quarter of this year were as follows:

ChevronTexaco Merger Agreement: Chevron and Texaco announced in October an agreement to combine the two companies into an integrated energy company that is expected to achieve annual savings of at least $1.2 billion within 6 to 9 months of the merger completion. Chevron will issue 0.77 of its common shares for each share of Texaco common stock. The new company - ChevronTexaco - will have strong upstream positions, including oil and gas reserves and production and exploration opportunities; an integrated, worldwide refining and marketing business; a global chemicals business; significant growth platforms in natural gas and power; and industry-leading skills in technology innovation. The merger is conditioned upon shareholder approval by both companies, pooling of interests accounting treatment for the merger and government agency regulatory approvals.

Tengiz: Chevron reached final agreement on the purchase of an additional 5 percent stake in Tengizchevroil (TCO). Upon obtaining local approvals to close the transaction, Chevron's equity interest in TCO will increase to 50 percent. In the third quarter of 2000, TCO's average total gross crude oil production was 223,000 barrels per day. Gross production in the fourth quarter 2000 is projected to average 260,000 barrels per day, as a result of the recent completion of a processing plant expansion and turnaround work.

Caspian Pipeline:  Construction of a pipeline by the Caspian Pipeline Consortium
(CPC), in which Chevron owns a 15 percent interest, is on schedule for a mid-2001 start-up. The pipeline will connect the Tengiz Field in western Kazakhstan to the Black Sea port of Novorossiysk. Nearly all of the 460 miles of new pipe have been installed, and refurbishment work on the existing 475 miles of pipeline is progressing. Work is also under way on the terminal, storage and mooring facilities at Novorossiysk. CPC has spent more than $1.3 billion to date on the project.

Angola: Chevron announced its sixth major discovery since 1997, and the second this year, in deepwater Block 14, where the company is operator and holds a 31 percent interest. This discovery, named Lobito, followed the Tomboco discovery earlier this year. The Lobito discovery will be followed by appraisal drilling as well as geologic and engineering studies to evaluate the field and assess its potential reserves. The first appraisal well is currently being drilled. Development plans for both the Lobito and Tomboco fields are in the early stages, but could provide synergies with the development of the Benguela and Belize fields that were discovered in 1998.

Australia: In September, the North West Shelf Venture, in which Chevron has a one-sixth interest, announced the signing of letters of intent to supply one million tons of liquefied natural gas per year for 25 years to two Japanese customers. These agreements provide the foundation for the expansion of the joint venture's production facilities by 50 percent.

Gas-to-Liquids Activities: In September, Chevron and the Nigerian National Petroleum Corp. (NNPC) announced additional major initiatives to convert natural gas into clean petroleum fuels and to significantly reduce the amount of natural gas being flared in their Nigerian joint venture exploration and production operations. A Chevron and NNPC gas-to-liquids facility, which will combine technologies from Sasol and Chevron, will be built adjacent to the joint venture's existing operations at Escravos. In a separate development, Chevron and Sasol also announced the signing of the final agreements for the formation of a new company, Sasol Chevron Holdings, as part of their 50/50 global joint venture founded on gas-to-liquids technology. The new company intends to implement gas-to-liquids ventures worldwide, anticipating investments totaling in excess of $5 billion over the next 5 to 10 years and using proprietary technologies of both companies.

Contingencies and Significant Litigation
----------------------------------------
Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a trial court's decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and the five other defendants in this case. The defendant companies petitioned the U.S. Supreme Court in August 2000 for the case to be heard. Amicus briefs have been filed in support of the petition by California, thirty two other states, the District of Columbia, seven members of Congress, the American Petroleum Institute and other trade associations, and General Motors. In October 2000, the Supreme Court issued an order requesting the U.S. Solicitor General to submit a brief with its views as to whether the case should be heard. If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is ruled to have infringed the patent. As a result of the March 2000 ruling, the company recorded a special after-tax charge of $62 million in the first quarter. The majority of this charge pertained to the estimated royalty on gasoline production in the early part of a four-year period ending December 31, 1999, before the company modified its manufacturing processes to minimize the production of gasoline that allegedly infringed on Unocal's patented formulations. Subsequently, the company has accrued in the normal course of business any future estimated liability for potential infringement of the patent covered by the trial court's ruling. In June 2000, Chevron paid $22.7 million to Unocal - $17.2 million for the original court judgement and $5.5 million of interest and fees. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. Chevron believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

There is an ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior disposal or release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are not presently determinable. Chevron has eliminated the use of MTBE in gasoline it sells in certain areas.

Chevron is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to correct or ameliorate the effects on the environment of prior disposal or release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites, refineries, oil fields, service stations, terminals and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to factors such as the unknown magnitude of possible contamination; the unknown timing and extent of the corrective actions that may be required; the determination of the company's liability in proportion to other responsible parties; and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, debt of affiliated companies or others, long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements.

Chevron utilizes various derivative instruments to manage its exposure to price risk stemming from its integrated petroleum activities. All of these instruments are commonly used in oil and gas trading activities and are relatively straightforward, involve little complexity and are of a short-term duration. Most of the activity in these instruments is intended to hedge a physical transaction. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. Chevron's control systems are designed to monitor and manage its financial exposures in accordance with company policies and procedures. The results of operations and financial position of the company's equity affiliates Dynegy and Caltex may be affected by their business activities involving the use of derivative instruments.

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

Chevron receives claims from, and submits claims to, customers, trading partners, host governments, contractors, insurers and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve. The company also suspends the costs of exploratory wells pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and/or development decisions. If the company decides not to continue development, the costs of these wells are expensed. The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in gains or losses in future periods.

New Accounting Standards
------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of FAS 133, making the statement effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. In June 2000, the FASB issued Statement No. 138, which amended some of the accounting and reporting provisions of FAS 133. The company will adopt FAS 133, as amended by FAS 138, effective January 1, 2001. Based on its current level of activity with derivative instruments, the company does not expect adoption of FAS 133 and FAS 138 to have a significant impact on its results of operations and financial position. The results of operations and financial position of certain equity affiliates may, however, be affected by their business activities involving the use of derivative instruments and adoption of FAS 133 and FAS 138. The effect of the adoption of FAS 133 and FAS 138 is under review by these equity affiliates.

Review of Operations
--------------------
Total revenues for the quarter were $13.6 billion, a 33 percent increase from $10.2 billion in last year's third quarter. For the first nine months of 2000, total revenues were $38.5 billion, compared with $25.6 billion in the 1999 nine months. Revenues increased primarily on sharply higher prices for crude oil, natural gas and refined products.

Third quarter 2000 total operating expenses (operating, selling, general and administrative expenses) were $1.539 billion, excluding special items, or $90 million higher than during the 1999 third quarter. For the nine-month period, total operating expenses, excluding special items, were $4.755 billion, compared with $4.557 billion in last year's period. On a per-barrel basis, the company's total operating expenses were up 77 cents to $5.77 in the first nine months of 2000, compared with the prior-year period. Most of the increase was attributable to higher fuel costs - associated with higher crude oil and natural gas prices - for the company's refineries and other facilities, along with higher tanker chartering rates to satisfy the company's increased international tanker transportation requirements.

Depreciation, depletion and amortization (DD&A) expense of $801 million in the third quarter 2000 was $34 million higher than the 1999 quarter. For the nine-month period, DD&A of $2.151 billion was $185 million higher than the 1999 nine months. DD&A related to asset impairments was $139 million for the third quarter and first nine months of 2000. In 1999, asset impairments raised DD&A by $156 million for the third quarter and $211 million in the year to date period. After adjusting for asset impairments, the remaining increases in DD&A for the third quarter and year-to-date periods were primarily related to properties in Thailand and Argentina acquired in 1999. In the third quarter, these increases were partially offset by lower DD&A for chemicals operations due to the absence of depreciation for assets contributed to the Chevron Phillips Chemical Company LLC equity affiliate in July 2000.

Taxes on income for the third quarter and nine months of 2000 were $1.139 billion and $2.962 billion, respectively, compared with $525 million and $937 million for the comparable 1999 periods. The effective tax rate for the 2000 nine-month period was 44.5 percent, compared with 42.6 percent in last year's nine months. The increase in the effective tax rate was primarily the result of lower after-tax earnings from equity affiliates as a proportion of before-tax income, the absence of tax benefits attributable to the 1999 utilization of capital losses, and a decline in U.S. tax credits as a proportion of before-tax income. Partially offsetting these factors in 2000 was lower foreign income taxes as a percentage of income and a reduction in the impact of prior year tax adjustments.

Foreign currency gains increased third quarter 2000 net income by $75 million, while losses of $7 million decreased earnings in the year-ago quarter. For the nine-month periods, foreign currency gains were $150 million in 2000, compared with losses of $48 million in the 1999 period. During 2000, the U.S. dollar strengthened against the currencies of a number of countries, particularly Australia, the United Kingdom, Norway and Canada.

The following table details the company's after-tax net income by major operating area.

                       NET INCOME BY MAJOR OPERATING AREA

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                          ------------------------------------------------
Millions of Dollars                                          2000           1999          2000        1999
-----------------------------------------------------------------------------------------------------------
Exploration and Production
    United States (1)                                      $ 522            $219        $1,275      $  347
    International                                             718            322         1,951         659
-----------------------------------------------------------------------------------------------------------
Total Exploration and Production                            1,240            541         3,226       1,006
-----------------------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                             105             97           265         288
    International                                              47            (21)           76         127
-----------------------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation                  152             76           341         415
-----------------------------------------------------------------------------------------------------------
Chemicals                                                      24             31           143          41
All Other (1),(2)                                             115            (66)          (19)       (201)
-----------------------------------------------------------------------------------------------------------
    Net Income                                             $1,531           $582        $3,691      $1,261
===========================================================================================================

(1) 1999 restated to conform to the 2000 presentation. Effective with the first quarter 2000, the company's share of earnings for Dynegy, Inc. is reported in All Other.
(2) Includes coal-mining operations, Dynegy Inc. equity earnings, worldwide cash management and debt financing  activities,  corporate  administrative costs, marketable securities, corporate center costs, insurance operations and real estate activities.


U.S. Exploration and Production
-------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                            --------------------        ------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings                                           $572           $264        $1,325        $444
Special Items                                                 (50)           (45)          (50)        (97)
----------------------------------------------------------------------------------------------------------
    Net Income                                               $522           $219        $1,275        $347
==========================================================================================================

U.S. exploration and production operating earnings rose in the 2000 periods on significantly higher crude oil and natural gas realizations, offset partially by higher operating expenses - mainly higher fuel costs - and the absence of gains from property sales. Special items for the third quarter and year-to-date 2000 consisted of charges for the impairment of Mobile Blocks 861 and 916 in the Norphlet Trend and the Gemini development located in Mississippi Canyon Block
292. Special items for the 1999 third quarter included write-downs of $45 million for oil and gas properties in the Gulf of Mexico. In addition to the third quarter write-downs, earnings in the 1999 nine months were reduced by special charges of $26 million for restructuring costs, $23 million for litigation and regulatory issues and $3 million for environmental remediation provisions.

For the third quarter 2000, the company's average crude oil realization of $28.36 per barrel was up 57 percent from the year-ago quarter; the average natural gas realization of $4.42 per thousand cubic feet rose 78 percent. On a year-to-date basis, crude oil realizations in 2000 were $26.67 per barrel, 88 percent higher than the $14.20 per barrel obtained in 1999. Natural gas prices were $3.41 per thousand cubic feet in the nine-month period, 66 percent higher than the $2.06 per thousand cubic feet obtained last year.

Net liquids production for the third quarter and nine months of 2000 averaged 319,000 and 312,000 barrels per day, respectively, both down slightly from the corresponding 1999 periods. Third quarter 2000 net natural gas production averaged 1.6 billion cubic feet per day, down 3 percent from the 1999 third quarter. On a year-to-date basis, natural gas production was down about 7 percent to 1.5 billion cubic feet per day this year. On an oil-equivalent basis, overall production decreased about 2 percent from the year-ago quarter and 3 percent year to date. New and enhanced production in deepwater and other areas of the Gulf of Mexico was more than offset by the effects of asset sales and normal field declines. The third quarter's oil-equivalent production was the highest quarterly average thus far in 2000, partly as a result of increased well workover and development drilling activity, undertaken to realize additional benefits from higher oil and gas prices through increased production.

International Exploration and Production
----------------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                             -------------------         -----------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                          $718           $322        $1,951        $659
Special Items                                                   -              -             -           -
----------------------------------------------------------------------------------------------------------
    Net Income*                                              $718           $322        $1,951        $659
==========================================================================================================

*  Includes Foreign Currency Gains (Losses)                   $42            $(3)          $91        $(31)

International exploration and production earnings more than doubled in the third quarter 2000, and nine-month earnings nearly tripled, primarily due to higher crude oil and natural gas prices and higher oil-equivalent production. The 2000 third quarter also included a benefit of about $30 million from a new Memorandum of Understanding issued by the Nigerian government in the third quarter that changed the method of compensation to joint venture oil operators retroactive to the beginning of the year.

Net liquids production increased 4 percent versus the 1999 quarter to 822,000 barrels per day and 5 percent, compared with nine months 1999 to 836,000 barrels per day. Production increases in Angola and Australia, combined with production from properties acquired last year in Argentina and Thailand, offset declines in Indonesia and Colombia. The lower production in Indonesia was primarily associated with the effect of higher prices on cost-oil recovery volumes under a production-sharing agreement. Third quarter 2000 production does not include any production from Colombia, compared with 12,000 barrels per day in the 1999 period under a joint venture agreement that expired earlier in the year. The company operated under an operating service agreement from February 1, 2000, until its expiration on July 31, 2000.

Net natural gas production declined 4 percent to 888 million cubic feet per day, compared with last year's quarter. Decreases in net natural gas production occurred primarily in the United Kingdom and Canada. These declines were partially offset by increases in production from the properties acquired last year in Thailand and Argentina and higher production from Nigeria and Tengiz. On a year-to-date basis, 2000 natural gas production was 906 million cubic feet per day, up nearly 5 percent from 1999 levels on higher production rates earlier this year in Argentina, United Kingdom, Thailand and Kazakhstan.

On an oil-equivalent basis, production rose over 2 percent in the 2000 third quarter and was up nearly 5 percent year to date. Absent the unfavorable effect of higher prices on cost-oil recovery volumes allowed under an Indonesian production-sharing agreement and on the company's share of production under certain variable royalty agreements, oil-equivalent production would have risen nearly 5 percent in the quarter and more than 8 percent year to date.

For the third quarter 2000, the company's average liquids realization of $28.83 per barrel was up 47 percent from $19.63 in the year-ago quarter. The company's average natural gas realization of $2.36 per thousand cubic feet rose 25 percent. On a year-to-date basis, crude oil realizations in 2000 were $26.83 per barrel, 78 percent higher than in 1999, and natural gas prices were $2.26 per thousand cubic feet, 23 percent higher than last year.

Results for the 2000 third quarter and nine months included net foreign currency gains of $42 million and $91 million, respectively, compared with losses of $3 million and $31 million in the corresponding periods of 1999. The changes primarily reflect this year's favorable currency swings of the U.S. dollar relative to the Australian, United Kingdom, Norwegian and Canadian currencies.

U.S. Refining, Marketing and Transportation
-------------------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                            --------------------        ------------------
Millions of Dollars                                          2000           1999          2000        1999
-----------------------------------------------------------------------------------------------------------
Operating Earnings                                           $260           $107          $482        $302
Special Items                                                (155)           (10)         (217)        (14)
----------------------------------------------------------------------------------------------------------
    Net Income                                               $105          $  97          $265        $288
==========================================================================================================

Operating earnings for the third quarter 2000 were more than double the year-ago quarter. Year-to-date operating earnings were $482 million, 60 percent higher than the first nine months of 1999. The third quarter 2000 included a benefit of $34 million from business interruption insurance proceeds related to a 1999 refinery incident. Last year's quarter included substantially higher losses from refinery incidents that required the purchase of high-cost replacement products to meet supply commitments.

Special items for the third quarter 2000 included charges of $125 million for environmental remediation at the company's U.S. refining and marketing sites, most of which are no longer owned or operated by the company, and a $30 million charge for the impairment of a regulated pipeline system. The 1999 third quarter included charges of $10 million for environmental remediation. In the first nine months of 2000 and 1999, special charges reduced net income $217 million and $14 million, respectively. In addition to the third quarter special items in each year's results, a charge of $62 million for a litigation matter reduced earnings in the 2000 nine months and in the 1999 period environmental remediation provisions of $55 million and restructuring costs of $24 million more than offset a $75 million gain on the sale of a pipeline.

The company's average refined product sales realization for the third quarter of 2000 increased about 40 percent to $41.03 per barrel. Chevron benefited from higher overall industry margins on the Gulf Coast in the 2000 quarter and from significantly higher industry margins for jet and diesel fuels on the West Coast. Motor gasoline margins on the West Coast were only slightly improved from last year's quarter. The company's average refined product price was $38.47 per barrel in the first nine months of 2000, compared with $25.43 in the 1999 nine months.

Refined product sales volumes increased 3 percent to 1,396,000 barrels per day in the quarter and 2 percent to 1,331,000 barrels per day in the first nine months of 2000. Sales volumes for most products were higher than the prior-year periods, including motor gasoline. However, branded gasoline sales were down slightly from a year ago.

International Refining, Marketing and Transportation
----------------------------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                            --------------------        ------------------
Millions of Dollars                                          2000           1999          2000        1999
-----------------------------------------------------------------------------------------------------------
Operating Earnings*                                           $47            $10           $76        $128
Special Items                                                   -            (31)            -          (1)
----------------------------------------------------------------------------------------------------------
    Net Income*                                               $47          $ (21)          $76        $127
==========================================================================================================

*  Includes Foreign Currency Gains (Losses)                   $36             $1           $70        $(15)


International refining, marketing and transportation operating earnings are composed primarily of Chevron's interest in Caltex Corporation, international supply and trading activities, Canadian downstream and international shipping operations.

There were no special items this year. A special charge of $31 million was recorded on the sale of an equity interest in an affiliate in the third quarter of last year. In addition to the third quarter special charge in last year's results, the 1999 nine months included restructuring charges of $30 million attributable to both Caltex and Chevron operations and a favorable Korean tax adjustment of $60 million.

Net income from Caltex operations contains the effects from special items, other non-recurring items, and foreign currency gains and losses. The following table identifies the effects of these items:

                               Caltex

                                                       Three Months Ended          Nine Months Ended
                                                             September 30,             September 30,
                                                      --------------------        ------------------
Millions of Dollars                                    2000           1999          2000        1999
----------------------------------------------------------------------------------------------------
Reported Net Income (Loss)                            $   1          $ (18)        $  (2)        $97
Less:
   Special Items                                          -            (31)            -         (66)
   Foreign Currency Gain (Loss)                          35              1            65         (11)
   Inventory Adjustments                                  -             14             -          78
----------------------------------------------------------------------------------------------------
Adjusted Net (Loss) Income                            $ (34)         $  (2)        $ (67)        $96
----------------------------------------------------------------------------------------------------

Caltex's Asia-Pacific market continues to suffer from surplus refined products manufacturing capacity and a highly competitive environment, which has limited the ability of companies to raise product prices sufficiently to recover higher crude oil costs and improve marketing margins. While refinery margins in the Asia-Pacific region increased in the third quarter 2000, refined product prices and marketing margins remained weak.

Operating earnings for the company's international supply, trading and shipping operations and Canadian downstream businesses improved in the third quarter 2000. For the nine months 2000, results from the company's international shipping operations were lower as a result of losses arising earlier in the year. These losses stemmed from the inability to recover higher costs for in-charters through freight rates charged to the company's U.S. downstream segment.

Chevron's third quarter total international downstream sales volumes were lower in the 2000 periods due mainly to the absence in 2000 of Caltex's share of sales by an affiliate that was sold in the 1999 third quarter and lower Caltex trading volumes. Quarterly sales volumes declined from 815,000 barrels per day to 763,000 barrels per day. Nine-month sales volumes declined from 833,000 barrels per day to 758,000 barrels per day.



Chemicals
---------

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                            --------------------       -------------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                           $35            $31          $154        $132
Special Items                                                 (11)             -           (11)        (91)
----------------------------------------------------------------------------------------------------------
    Net Income*                                               $24            $31          $143        $ 41
==========================================================================================================

*  Includes Foreign Currency Losses                           $(2)           $(3)          $(4)        $(1)

Operating earnings for chemicals in the third quarter improved compared with the third quarter last year. Year-to-date operating earnings were up 17 percent to $154 million. The third quarter and first nine months of 2000 included special charges of $11 million for environmental provisions, while the 1999 year to date included special charges of $43 million for asset write-offs, $28 million for environmental provisions and restructuring costs of $20 million.

Earnings for the 2000 third quarter included the company's 50 percent share of Chevron Phillips Chemical Company LLC (CPCC), which was formed on July 1, 2000. For these contributed operations, earnings declined in the third quarter 2000, as a result of lower margins across most product lines and interest charges on debt incurred by CPCC. Slightly offsetting were increased earnings from Chevron's retained specialty additives business due to improved margins and higher sales volumes

All Other
---------

                                                              Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                            --------------------         -----------------
Millions of Dollars                                          2000           1999          2000        1999
----------------------------------------------------------------------------------------------------------
Net Operating Earnings (Charges)*                           $  15          $ (32)        $ (94)     $ (198)
Special Items                                                 100            (34)           75          (3)
----------------------------------------------------------------------------------------------------------
    Net Income (Loss)*                                       $115          $ (66)        $ (19)     $ (201)
==========================================================================================================

*  Includes Foreign Currency Losses                           $(1)           $(2)          $(7)        $(1)

All Other activities include coal-mining operations, equity earnings of Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, insurance operations and real estate activities. For the third quarter 2000, net operating earnings were $15 million, compared with net operating charges of $32 million last year. Year-to-date 2000 operating charges declined to $94 million from $198 million in the 1999 period.

The net benefit from special items in the third quarter of 2000 consisted of $99 million of gains from the sale of marketable securities and $27 million from the equity accounting effect of common stock transactions by Dynegy, partially offset by an unfavorable prior year's income tax adjustment of $26 million. Special charges for the 2000 nine months included an additional $25 million unfavorable prior year's income tax adjustment. The 1999 periods included special charges of $34 for asset write-downs in the third quarter; year-to-date 1999 also included $29 million for restructuring charges, offset by asset sales of $60 million.

Chevron's share of Dynegy operating earnings increased by $43 million to $57 million, primarily due to a gain from the sale of an affiliate, higher earnings from the energy convergence business and additional earnings from the transmission and distribution operations of Illinois Power, acquired in the merger with Illinova during the first quarter of 2000. Dynegy contributed $90 million to company earnings in the first nine months of 2000 compared with $31 million in the 1999 period.

The company's coal operations incurred an operating loss of $3 million in the third quarter of 2000, compared with earnings of $7 million in last year's third quarter. Nine-month operating losses were $2 million in 2000, compared with profits of $29 million last year. Operating earnings in 2000 were down primarily due to the effects of United Mine Workers of America work stoppages at two of the company's mines that began in May and did not end until early August, coupled with lower sales prices for coal this year.

For activities other than coal operations and Dynegy, net operating charges were lower in the 2000 third quarter because of lower interest expense, as a result of lower debt levels. For the nine-month period, net charges declined due to lower employee benefit costs and the absence of accruals associated with the Cities Service litigation.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $1.342 billion at September 30, 2000 - about the same as at year-end 1999. Cash provided by operating activities was $6.411 billion in the first nine months of 2000, up $2.777 billion from the corresponding 1999 period. Cash provided by operating activities in 2000 benefited from the significantly higher crude oil and natural gas prices. The increase in cash flows helped the company to reduce short-term debt by about $1.7 billion and repurchase about $1.4 billion of the company's common shares in the first nine months.

Total debt and capital lease obligations were $7.074 billion at September 30, 2000, a decrease of $1.845 billion from year-end 1999, largely due to the significant reduction in short-term debt.

At September 30, 2000, Chevron had $3.250 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year. These facilities support commercial paper borrowing and can be used for general requirements. No borrowings were outstanding under these facilities at September 30, 2000.

The company's current ratio was 1.05 at September 30, 2000. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.439 billion at September 30, 2000. Short-term debt of $2.725 billion was reclassified to long-term debt because settlement of these obligations is not expected to require the use of working capital during the next twelve months, as the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company's debt ratio (total debt to total-debt-plus-equity) was 27.2 percent at September 30, 2000, down from 33.4 percent at year-end 1999. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In order to allow Chevron to maintain active relationships with institutional investors in its commercial paper, the company instituted a program in 2000 under which it sells its commercial paper and reinvests the borrowed funds in money market instruments with similar terms. At the end of the third quarter 2000, the company had incremental short-term debt and investments of about $750 million under this program.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock, providing shares for use in its employee stock option programs. Through October 5, 2000, Chevron purchased
16.888 million shares of its common stock in 2000 at an average cost of $83.26 per share, for a total cost of $1.406 billion, during 2000. Since the inception of the share repurchase program until its suspension in early October 2000, Chevron purchased 23.259 million shares on the open market for $1.890 billion, at an average cost of $81.27 per share.

In early July, the newly formed affiliate, Chevron Phillips Chemical Company LLC, obtained debt financing and made a $835 million cash payment to each of its owners - Chevron and Phillips Petroleum Company.

On October 24, 2000, Chevron declared a quarterly dividend of 65 cents per share, unchanged from the preceding quarter.

Worldwide capital and exploratory expenditures for the first nine months of 2000, including the company's share of affiliates' expenditures, were $3.682 billion, compared with $4.781 billion in the 1999 period. Expenditures for exploration and production projects were $2.343 billion, or 64 percent of total expenditures, reflecting the company's continued emphasis on increasing oil and gas production. Expenditures for the first nine months of 2000 included an additional investment of about $300 million in Dynegy Inc. Expenditures in last year's period included the acquisition of Rutherford-Moran Oil Corp. and another interest in Block B8/32 offshore Thailand in the first quarter, and the purchase of Petrolera Argentina San Jorge in the third quarter.

          CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA

                                                              Three Months Ended        Nine Months Ended
                                                                   September  30,            September 30,
                                                             -------------------      -------------------
Millions of Dollars                                           2000          1999        2000         1999
---------------------------------------------------------------------------------------------------------
United States
-------------
     Exploration and Production                             $  372        $  234       $  934      $  697
     Refining, Marketing and Transportation                    128            96          303         306
     Chemicals                                                   3            71           68         244
     All Other                                                  74            17          557         165
                                                            ---------------------------------------------
Total United States                                            577           418        1,862       1,412
                                                            ---------------------------------------------
International
-------------
     Exploration and Production                                511         1,606        1,409       3,024
     Refining, Marketing and Transportation                    133            99          369         241
     Chemicals                                                  13            49           42         104
                                                            ---------------------------------------------
Total International                                            657         1,754        1,820       3,369
                                                            ---------------------------------------------
                                                            ---------------------------------------------
Worldwide                                                   $1,234        $2,172       $3,682      $4,781
                                                            =============================================



                          SELECTED OPERATING DATA (1),(2)

                                                                Three Months Ended        Nine Months Ended
                                                                     September 30,            September 30,
                                                             ---------------------     --------------------
                                                                   2000       1999        2000         1999
-----------------------------------------------------------------------------------------------------------
U.S. Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         319        321         312          313
    Net Natural Gas Production (MMCFPD)                           1,615      1,664       1,546        1,659
    Sales of Natural Gas (MMCFPD)                                 3,535      3,436       3,407        3,354
    Sales of Natural Gas Liquids (MBPD)                             180        127         151          127
    Revenue from Net Production
       Crude Oil ($/Bbl.)                                        $28.36     $18.11      $26.67       $14.20
       Natural Gas ($/MCF)                                       $ 4.42     $ 2.48      $ 3.41       $ 2.06

International Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         822        792         836          799
    Net Natural Gas Production (MMCFPD)                             888        929         906          867
    Sales of Natural Gas (MMCFPD)                                 1,770      1,884       1,873        1,823
    Sales of Natural Gas Liquids (MBPD)                              69         64          66           56
    Revenue from Liftings
       Liquids ($/Bbl.)                                          $28.83     $19.63      $26.83       $15.11
       Natural Gas ($/MCF)                                       $ 2.36     $ 1.89      $ 2.26       $ 1.83
    Other Produced Volumes (MBPD) (3)                               124         92         126           97

U.S. Refining, Marketing and Transportation
    Sales of Gasoline (MBPD) (4)                                    685        680         687          664
    Sales of Other Refined Products (MBPD)                          711        677         644          641
    Refinery Input (MBPD)                                         1,020        999         953          964
    Average Refined Product Sales Price ($/Bbl.)                 $41.03     $29.48      $38.47       $25.43

International Refining, Marketing and Transportation
    Sales of Refined Products (MBPD) (5)                            763        815         758          833
    Refinery Input (MBPD)                                           413        416         409          427

-----------------------------------------------------------------------------------------------------------

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

A.       El Segundo Refinery Oil Spill Penalty

The Los Angeles Regional Water Quality Control Board has proposed an administrative civil penalty for a jet fuel spill to groundwater resulting from a leak in an underground pipeline at the Company's El Segundo Refinery. The Company has remediated the spill and taken preventive steps to reduce the risk of future spills. A civil penalty in excess of $100,000 is likely to be imposed.

B.       Uintah County, Utah - UIC Penalties

The Company has agreed to pay an administrative civil penalty of $500,000 to the United States Environmental Protection Agency to settle alleged violations of the agency's underground injection control regulations at the Company's former production operations in Uintah County, Utah.

C.       El Segundo Refinery Air Penalty

The Company has settled a previously reported civil penalty assessment by the United States Environmental Protection Agency involving alleged violations of the South Coast Air Quality Management District's Rule 1142 at the Company's El Segundo Refinery. The settlement entails the payment of a $6,000,000 civil penalty and a $1,000,000 supplemental environmental project.

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

      (12)   Computation of Ratio of Earnings to Fixed Charges

      (27)   Financial Data Schedule

(b)   Reports on Form 8-K

(1) A Current Report on Form 8-K was filed by the company on October 16, 2000. In this report, Chevron filed a joint press release issued by Chevron and Texaco together with an Agreement and Plan of Merger and two stock option agreements. The joint press release and agreements were related to a planned merger of Chevron Corporation and Texaco Inc. announced by both companies on October 16, 2000.

(2) An amended Current Report on Form 8-K was filed by the company on October 16, 2000. In this amended report, Chevron re-filed the documents previously filed in a Current Report on Form 8-K on October 16, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CHEVRON CORPORATION
                                     -------------------------------------------
                                                    (Registrant)




Date      November 8, 2000        By               /s/ S.J. Crowe
      -------------------------      -------------------------------------------
                                     S. J. Crowe, Vice President and Comptroller
                                          (Principal Accounting Officer and
                                              Duly Authorized Officer)