Form 10-Q
period 2001-03-31
CHEVRON CORP
filed 2001-05-11
CIK 93410

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-368-2
                                               --------

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
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      ----------     ---------




Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                            Outstanding as of March 31, 2001
----------------------------------             --------------------------------
  Common stock, $0.75 par value                           641,498,989

================================================================================

                                      INDEX
                                                                     Page No.

          Cautionary Statements Relevant to Forward-Looking
          Information for the Purpose of "Safe Harbor" Provisions
          of the Private Securities Litigation Reform Act of 1995         1

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          Consolidated Statement of Income for the three months
             ended March 31, 2001 and 2000                                2

          Consolidated Statement of Comprehensive Income for the
             three months ended March 31, 2001 and 2000                   2

          Consolidated Balance Sheet at March 31, 2001 and
             December 31, 2000                                            3

          Consolidated Statement of Cash Flows for the three months
             ended March 31, 2001 and 2000                                4

          Notes to Consolidated Financial Statements                   5-13

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations              14-24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              25

Item 6.   Listing of Exhibits and Reports on Form 8-K                    25

Signature                                                                25

Exhibit:  Computation of Ratio of Earnings to Fixed Charges              26

        CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR
                 THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains forward-looking statements relating to Chevron's operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as "anticipates," "expects," "intends," "plans," "projects," "believes," "seeks," "estimates" and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                            Three Months Ended
                                                                                     March 31,
                                                                   ---------------------------
Millions of Dollars,  Except Per-Share Amounts                          2001              2000
----------------------------------------------------------------------------------------------
Revenues and Other Income
Sales and other operating revenues*                                 $ 11,965          $ 11,385
Income from equity affiliates                                            220               196
Other income                                                             113               146
                                                                   ---------------------------
   Total Revenues and Other Income                                    12,298            11,727
                                                                   ---------------------------

Costs and Other Deductions
Purchased crude oil and products                                       5,961             6,249
Operating expenses                                                     1,183             1,238
Selling, general and administrative expenses                             441               377
Exploration expenses                                                     107                96
Depreciation, depletion and amortization                                 682               651
Taxes other than on income *                                           1,189             1,138
Interest and debt expense                                                 87               129
                                                                   ---------------------------
   Total Costs and Other Deductions                                    9,650             9,878
                                                                   ---------------------------

Income Before Income Tax Expense                                       2,648             1,849
Income Tax Expense                                                     1,048               805
                                                                   ---------------------------
Net Income                                                          $  1,600          $  1,044
                                                                   ===========================

Per Share of Common Stock:
   Net Income     - Basic                                           $   2.49          $   1.59
                  - Diluted                                         $   2.49          $   1.59
   Dividends                                                        $    .65          $    .65

Weighted Average Number of
 Shares Outstanding (000s)          - Basic                          642,025           656,132
                                    - Diluted                        643,143           658,124

*   Includes consumer excise taxes; 2000 conformed to
     2001 presentation                                              $  1,001          $    942


                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                                                            Three Months Ended
                                                                                     March 31,
                                                                    --------------------------
Millions of Dollars                                                     2001              2000
----------------------------------------------------------------------------------------------
Net Income                                                          $  1,600          $  1,044
                                                                    --------------------------
   Unrealized holding gain on securities                                  10                10
   Minimum pension liability adjustment                                    -               (15)
   Currency translation adjustment                                         1                 -
                                                                    --------------------------
Other Comprehensive Income (Loss), net of tax                             11                (5)
                                                                    --------------------------
Comprehensive Income                                                $  1,611          $  1,039
                                                                    ==========================

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                               March 31,
                                                                                    2001               December 31,
Millions of Dollars                                                          (Unaudited)                       2000
-------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                        $ 2,315                    $ 1,896
Marketable securities                                                              1,471                        734
Accounts and notes receivable                                                      3,424                      3,837
Inventories:
    Crude oil and petroleum products                                                 694                        631
    Chemicals                                                                        192                        191
    Materials, supplies and other                                                    247                        250
                                                                                -----------------------------------
                                                                                   1,133                      1,072
Prepaid expenses and other current assets                                            868                        674
                                                                                -----------------------------------
       Total Current Assets                                                        9,211                      8,213
Long-term receivables                                                                732                        802
Investments and advances                                                           8,735                      8,107

Properties, plant and equipment, at cost                                          52,486                     51,908
Less: accumulated depreciation, depletion and amortization                        29,629                     29,014
                                                                                -----------------------------------
                                                                                  22,857                     22,894
Deferred charges and other assets                                                  1,282                      1,248
                                                                                -----------------------------------
           Total Assets                                                          $42,817                    $41,264
                                                                                ===================================

-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                                  $ 1,876                    $ 1,079
Accounts payable                                                                   3,100                      3,163
Accrued liabilities                                                                1,372                      1,530
Federal and other taxes on income                                                  1,706                      1,479
Other taxes payable                                                                  409                        423
                                                                                -----------------------------------
       Total Current Liabilities                                                   8,463                      7,674
Long-term debt                                                                     4,525                      4,872
Capital lease obligations                                                            279                        281
Deferred credits and other noncurrent obligations                                  1,602                      1,768
Noncurrent deferred income taxes                                                   4,871                      4,908
Reserves for employee benefit plans                                                1,827                      1,836
                                                                                -----------------------------------
       Total Liabilities                                                          21,567                     21,339
                                                                                -----------------------------------
 Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                                              -                          -
Common stock (authorized 2,000,000,000 shares,
    $0.75 par value, 712,487,068 shares issued)                                      534                        534
Capital in excess of par value                                                     2,761                      2,758
Deferred compensation                                                               (511)                      (611)
Accumulated other comprehensive income                                              (169)                      (180)
Retained earnings                                                                 22,098                     20,909
Treasury stock, at cost (70,988,079 and 71,427,097 shares
    at March 31, 2001 and December 31, 2000, respectively)                        (3,463)                    (3,485)
                                                                                -----------------------------------
       Total Stockholders' Equity                                                 21,250                     19,925
                                                                                -----------------------------------
           Total Liabilities and Stockholders' Equity                            $42,817                    $41,264
                                                                                ===================================

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                 Three Months Ended
                                                                                          March 31,
                                                                          -------------------------
Millions of Dollars                                                          2001              2000
---------------------------------------------------------------------------------------------------

Operating Activities
     Net income                                                           $ 1,600           $ 1,044
     Adjustments
       Depreciation, depletion and amortization                               682               651
       Dry hole expenses*                                                      53                45
       Distributions less than income from equity affiliates                  (14)             (129)
       Net before-tax losses (gains) on asset retirements and sales             1               (56)
       Net foreign currency gains                                             (38)              (27)
       Deferred income tax provision                                           75                94
       Net decrease (increase) in operating working capital                   157              (325)
       Other, net                                                             (13)               30
                                                                        ---------------------------
          Net Cash Provided by Operating Activities                         2,503             1,327
                                                                        ---------------------------

Investing Activities
     Capital expenditures*                                                 (1,336)             (912)
     Proceeds from asset sales                                                 45               146
     Net (purchases) sales of marketable securities                           (71)               75
     Net purchases of other short-term investments                           (656)                -
     Other investing cash flows, net                                            -                (5)
                                                                        ---------------------------
          Net Cash Used for Investing Activities                           (2,018)             (696)
                                                                        ---------------------------

Financing Activities
     Net borrowings of short-term obligations                                 845                68
     Proceeds from issuance of long-term debt                                  28                19
     Repayments of long-term debt and other financing obligations            (535)              (80)
     Cash dividends                                                          (417)             (427)
     Net sales (purchases) of treasury shares                                  16              (370)
                                                                        ----------------------------
          Net Cash Used for Financing Activities                              (63)             (790)
                                                                        ---------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                   (3)               (1)
                                                                        ----------------------------
Net Change in Cash and Cash Equivalents                                       419              (160)
Cash and Cash Equivalents at January 1                                      1,896             1,345
                                                                        ---------------------------
Cash and Cash Equivalents at March 31                                     $ 2,315           $ 1,185
                                                                        ===========================

*    Certain 2000 amounts have been reclassified to conform to the 2001 presentation

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special charge described in Note 2.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 2000 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 2001, are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the first quarter of 2000 included a $62 million special charge related to a patent litigation issue.

Net income in the first quarters 2001 and 2000 included foreign currency gains of $71 million and $46 million, respectively.

Note 3. Information Relating to the Statement of Cash Flows

The "Net decrease (increase) in operating working capital" is composed of the following:

                                                                          Three Months Ended
                                                                                   March 31,
                                                                          ------------------
 Millions of Dollars                                                         2001       2000
--------------------------------------------------------------------------------------------
 Decrease (increase) in accounts and notes receivable                       $ 401      $(325)
 Increase in inventories                                                      (61)       (46)
 Increase in prepaid expenses and other current assets                       (198)       (87)
 Decrease in accounts payable and accrued liabilities                        (227)      (186)
 Increase in income and other taxes payable                                   242        319
--------------------------------------------------------------------------------------------

      Net decrease (increase) in operating working capital                  $ 157      $(325)
--------------------------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                         Three Months Ended
                                                                                  March 31,
                                                                         ------------------
Millions of Dollars                                                         2001       2000
-------------------------------------------------------------------------------------------
Interest paid on debt (net of capitalized interest)                        $  69      $ 143
Income taxes paid                                                          $ 748      $ 380
-------------------------------------------------------------------------------------------


The "Net (purchases) sales of marketable securities" consists of the following gross amounts:

                                                                         Three Months Ended
                                                                                  March 31,
                                                                         ------------------
Millions of Dollars                                                         2001       2000
-------------------------------------------------------------------------------------------
Marketable securities purchased                                           $ (717)    $ (866)
Marketable securities sold                                                   646        941
-------------------------------------------------------------------------------------------
     Net (purchases) sales of marketable securities                       $  (71)    $   75
-------------------------------------------------------------------------------------------


"Net purchases of other short-term investments," of $656 million in 2001 were in a variety of short-term money market instruments with maturities similar to the company's commercial paper portfolio.

The major components of "Capital expenditures" and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity in affiliates, presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented in the following table.

                                                                         Three Months Ended
                                                                                  March 31,
                                                                         ------------------
Millions of Dollars                                                         2001       2000
-------------------------------------------------------------------------------------------
Additions to properties, plant and equipment                              $  683     $  606
Additions to investments                                                     603        291
Current year dry hole expenditures                                            45         31
Payments for other liabilities and assets, net                                 5        (16)
-------------------------------------------------------------------------------------------
Capital expenditures                                                       1,336        912
Other exploration expenditures                                                53         51
Repayments of long-term debt and other financing obligations                 210*         7
-------------------------------------------------------------------------------------------
Capital and exploratory expenditures, excluding equity affiliates         $1,599     $  970
-------------------------------------------------------------------------------------------

* Deferred payment related to 1993 acquisition of an interest in the Tengizchevroil joint venture.

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $100 million and $10 million of matured debt guaranteed by Chevron Corporation in January of 2001 and 2000, respectively. These payments were recorded by the company as reductions to "Short-term debt" and "Deferred Compensation."

Note 4.  Operating Segments and Geographic Data

Chevron manages its exploration and production; refining, marketing and transportation; and chemicals businesses separately.

"All Other" activities include the company's share of earnings from and investment in Dynegy Inc., corporate administrative costs, worldwide cash management and debt financing activities, coal mining operations, insurance operations, real estate activities and certain e-businesses. The company's primary country of operation is the United States of America, its country of domicile. Activities in no other country meet the materiality requirements for separate disclosure.

The company evaluates the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed by Chevron Corporation on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. After-tax income (loss) by segment for the three-month month periods ended March 31, 2001 and 2000, are presented in the following table.

                                                                 Three Months Ended
                                                                          March 31,
                                                               --------------------
 Millions of Dollars                                              2001         2000
-----------------------------------------------------------------------------------
Exploration and Production
--------------------------
  United States                                                 $  720       $  365
  International                                                    689          653
                                                                -------------------
Total Exploration and Production                                 1,409        1,018
                                                                -------------------

Refining, Marketing and Transportation
--------------------------------------
  United States                                                    141           (7
  International                                                    147            9
                                                                -------------------
Total Refining, Marketing and Transportation                       288            2
                                                                -------------------

Chemicals
---------
  United States                                                    (43)          47
  International                                                      7           21
                                                                -------------------
Total Chemicals                                                    (36)          68
                                                                -------------------

                                                                -------------------
Total Segment Income                                             1,661        1,088
                                                                -------------------

  Interest Expense                                                 (57)         (89
  Interest Income                                                   27           15
  Other                                                            (31)          30
-----------------------------------------------------------------------------------
Net Income                                                      $1,600       $1,044
===================================================================================

Reportable operating segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2001 and 2000, are presented in the following table. Chemicals segment revenues for the 2000 period were derived from the manufacture and sale of petrochemicals, plastic resins, and lube oil and fuel additives. In 2001, only revenues from the manufacture and sale of lube oil and fuel additives are included, following the formation of the Chevron Phillips chemicals joint venture in July 2000 (accounted for under the equity method).


                                                                 Three Months Ended
                                                                          March 31,
                                                               --------------------
 Millions of Dollars                                              2001         2000
-----------------------------------------------------------------------------------
Exploration and Production
--------------------------
  United States                                                $ 2,164      $ 1,221
  International                                                  2,435        2,360
                                                               --------------------
    Sub-total                                                    4,599        3,581
  Intersegment Elimination - United States                        (763)        (756)
  Intersegment Elimination - International                      (1,021)      (1,019)
                                                               --------------------
Total Exploration and Production                                 2,815        1,806
                                                               --------------------

Refining, Marketing and Transportation
--------------------------------------
  United States                                                  7,039        6,715
  International*                                                 1,796        1,794
                                                               --------------------
    Sub-total                                                    8,835        8,509
  Intersegment Elimination - United States                         (24)        (130)
  Intersegment Elimination - International                          (4)          (4)
                                                               --------------------
Total Refining, Marketing and Transportation                     8,807        8,375
                                                               --------------------

Chemicals
---------
  United States                                                     84          917
  International                                                    184          250
                                                               --------------------
    Sub-total                                                      268        1,167
  Intersegment Elimination - United States                         (21)         (53)
                                                               --------------------
  Total Chemicals                                                  247        1,114
                                                               --------------------

All Other
---------
  United States                                                    106          113
  International                                                      4            4
                                                               --------------------
    Sub-total                                                      110          117
  Intersegment Elimination - United States                         (12)         (24)
  Intersegment Elimination - International                          (2)          (3)
                                                               --------------------
Total All Other                                                     96           90
                                                               --------------------


Sales and Other Operating Revenues
----------------------------------
  United States                                                  9,393        8,966
  International                                                  4,419        4,408
-----------------------------------------------------------------------------------
    Sub-total                                                   13,812       13,374
  Intersegment Elimination - United States                        (820)        (963)
  Intersegment Elimination - International                      (1,027)      (1,026)
-----------------------------------------------------------------------------------
Total Sales and Other Operating Revenues                       $11,965      $11,385
===================================================================================

*  2000 conformed to the 2001 presentation.

Segment assets at March 31, 2001, and year-end 2000 are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                                                         March 31,        December 31,
Millions of Dollars                                                           2001                2000
------------------------------------------------------------------------------------------------------
Exploration and Production
--------------------------
   United States                                                           $ 5,643             $ 5,568
   International                                                            14,899              14,493
                                                                           ---------------------------
Total Exploration and Production                                            20,542              20,061
                                                                           ---------------------------
Refining, Marketing and Transportation
--------------------------------------
   United States                                                             8,116               8,365
   International                                                             4,167               3,941
                                                                           ---------------------------
Total Refining, Marketing and Transportation                                12,283              12,306
                                                                           ---------------------------
Chemicals
---------
   United States                                                             2,290               2,342
   International                                                               715                 728
                                                                           ---------------------------
Total Chemicals                                                              3,005               3,070
                                                                           ---------------------------

                                                                           ---------------------------
Total Segment Assets                                                        35,830              35,437
                                                                           ---------------------------

All Other
---------
   United States                                                             5,064               4,398
   International                                                             1,923               1,429
                                                                           ---------------------------
Total All Other                                                              6,987               5,827
                                                                           ---------------------------

Total Assets - United States                                                21,113              20,673
Total Assets - International                                                21,704              20,591
------------------------------------------------------------------------------------------------------
Total Assets                                                               $42,817             $41,264
======================================================================================================


Note 5.  Summarized Financial Data - Chevron U.S.A. Inc.

At March 31, 2001, Chevron U.S.A. Inc. was Chevron Corporation's principal U.S. operating subsidiary, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). Through the first half of 2000, these operations were conducted primarily by three divisions: Chevron U.S.A. Production Company, Chevron Products Company and Chevron Chemical Company LLC. Chevron combined most of its petrochemicals businesses with those of Phillips Petroleum Company on July 1, 2000. Chevron U.S.A. Inc. holds the investment in this joint venture, which is accounted for using the equity method. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table.

                                             Three Months Ended
                                                      March 31,
                                         ----------------------
Millions of Dollars                        2001            2000
---------------------------------------------------------------
Sales and other operating revenues       $9,576          $9,145
Costs and other deductions*               8,623           8,865
Net income                                  704             336
===============================================================

* Certain 2000 costs have been reclassified to conform to the 2001 presentation


                                      March 31,                December 31,
Millions of Dollars                        2001                        2000
---------------------------------------------------------------------------
Current assets                          $ 4,851                     $ 4,396
Other assets                             21,155                      20,738

Current liabilities                       4,080                       4,094
Other liabilities                        10,435                      10,251

Net worth                                11,491                      10,789
===========================================================================

Memo: Total Debt                        $ 7,161                     $ 6,728

Note 6. Summarized Financial Data - Chevron Transport Corporation Limited

Chevron Transport Corporation Limited (CTC), a Bermuda corporation, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron's international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC's shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has guaranteed this subsidiary's obligations in connection with certain debt securities issued by a third party. Summarized financial information for CTC and its consolidated subsidiaries is presented below. This information was derived from the financial statements prepared on a stand-alone basis in conformity with accounting principles generally accepted in the United States of America.

                                                                                    Three Months Ended
                                                                                             March 31,
                                                                                ----------------------
Millions of Dollars                                                               2001            2000
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                                                $259             122
Costs and other deductions                                                         209             150
Net income (loss)                                                                   51             (28)
======================================================================================================


                                                                 March 31,                December 31,
Millions of Dollars                                                   2001                        2000
------------------------------------------------------------------------------------------------------
Current assets                                                     $   235                    $    205
Other assets                                                           538                         530

Current liabilities                                                    323                         309
Other liabilities                                                      334                         361

Net worth                                                              116                          65
======================================================================================================


There were no restrictions on CTC's ability to pay dividends or make loans or advances at March 31, 2001.

Note 7. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                              Three Months Ended
                                                       March 31,
                                          ----------------------
Millions of Dollars                         2001            2000
----------------------------------------------------------------
Gross revenues*                           $3,977          $4,253
Income before income taxes                   345             219
Net income                                   206             102
----------------------------------------------------------------

*  2000 restated to conform to the 2001 presentation.

Note 8.  Income Taxes

Taxes on income for the first quarter of 2001 were $1,048 million compared with $805 million in last year's first quarter. The effective tax rate for the first quarter of 2000 was 40 percent, compared with 44 percent in last year's first quarter. The decrease in the effective tax rate was primarily the result of a shift in international before-tax income from countries with higher income tax rates to countries with lower income tax rates. Partially offsetting this decrease were higher state taxes and lower equity affiliates' earnings as a proportion of before-tax income.

Note 9.  Litigation

Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.
S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and five other defendants in this case. The defendant companies petitioned the U.S. Supreme Court in August 2000 for the case to be heard. In February 2001, the Supreme Court denied the petition to review the lower court's ruling and the case has gone back to the District Court for an accounting of all infringing gasoline produced from August 1, 1996 to the present. The defendants have advised the Court that they intend to seek a new trial on the issues of damages and infringement. Additionally, the defendants have petitioned the U.S. Patent Office to reexamine the validity of Unocal's patent.

If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is proven to have infringed the patent. As a result of the March 2000 ruling, the company recorded in the first quarter 2000 an after-tax charge of $62 million. The majority of this charge pertained to the estimated royalty on gasoline production in the earlier part of a four-year period ending December 31, 1999, before Chevron modified its manufacturing processes to minimize the production of gasoline that allegedly infringed on Unocal's patented formulations. Subsequently, the company has been accruing in the normal course of business any future estimated liability for potential infringement of the patent covered by the trial court's ruling. In June 2000, Chevron paid $22.7 million to Unocal - $17.2 million for the original court judgement for California gasoline produced in violation of Unocal's patent from March through July 1996 and $5.5 million of interest and fees. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. Chevron believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

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

Note 10. Other Contingencies and Commitments

The company's U.S. federal income tax have been settled through 1993. The company's California franchise tax liabilities have been settled through 1991.

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

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's operations and related results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron's interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy (DOE). A wide range remains for a possible net settlement amount for the four zones. Chevron currently estimates its maximum possible net before-tax liability at less than $400 million. At the same time, a possible maximum net amount that could be owed to Chevron is estimated at more than $200 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

Areas in which the company has significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand, Argentina and Brazil. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Dynegy affiliate has operations in the United States of America, Canada, the United Kingdom and other European countries.

Note 11.  New Accounting Standards

The company adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Transactions" (FAS
133), as amended by FAS 138, "Accounting for Derivative Instruments and Hedging Transactions - An Amendment of FASB Statement No. 133," effective January 1, 2001. The company uses, on a limited basis, a variety of derivative instruments, principally swaps and futures, to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. All of these instruments are commonly used in oil and gas trading activities and involve little complexity. The adoption of FAS 133 and FAS 138 did not have a significant impact on the company's results of operations or financial position. Because of Chevron's limited use of derivative instruments, the company elected not to account for its derivative instruments as hedges. Accordingly, upon adoption, the fair values of the derivative instruments were recorded as assets or liabilities, with the associated immaterial gains or losses reported in income. Changes in fair values of these instruments beyond normal sales and purchases were also reflected in current income. The company may elect in the future to apply the hedge accounting prescribed by FAS 133 and FAS 138 if the use of derivative instruments changes significantly. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" (FAS 140). FAS 140 is effective for transfers occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of FAS 140 will have no significant effect on Chevron's accounting or disclosures for the types of transactions in the scope of the new standard.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               First Quarter 2001 Compared With First Quarter 2000

Financial Results
-----------------

                             EARNINGS SUMMARY

                                                                     Three Months Ended
                                                                              March 31,
Millions of Dollars                                                  2001          2000
---------------------------------------------------------------------------------------
Earnings, Excluding Special Items
  Exploration and Production                                       $1,409        $1,018
  Refining, Marketing and Transportation                              288            64
  Chemicals                                                           (36)           68
  All Other *                                                         (61)          (44)
---------------------------------------------------------------------------------------
Total *                                                             1,600         1,106
Special Items                                                           -           (62)
---------------------------------------------------------------------------------------
Net Income *                                                       $1,600        $1,044
---------------------------------------------------------------------------------------

 *  Includes Foreign Currency Gains                                $   71        $   46

Net income for the first quarter of 2001 was $1.600 billion ($2.49 per share-diluted and basic), an increase of 53 percent from 2000 first quarter net income of $1.044 billion ($1.59 per share-diluted and basic). Net income for the first quarter of 2000 included a special charge of $62 million for a patent litigation matter. Excluding the effect of the special item, operating earnings were up 45 percent from last year's first quarter results.

The company's exploration and production operations benefited from a sharp rise in U.S. natural gas prices and higher worldwide oil equivalent production to earn $1.409 billion in the 2001 first quarter. The company's refining, marketing and transportation businesses contributed $288 million, recovering from the depressed earnings of a year ago. Margins strengthened particularly in the United States, with higher product prices offsetting the higher costs of fuel and utilities used in refining operations. Also contributing to profits in the United States was higher refinery production - the result of less downtime for planned and unplanned maintenance than in last year's quarter.

Operating Environment and Outlook
---------------------------------
Chevron's earnings are affected significantly by fluctuations in industry price levels for crude oil and natural gas. Average U.S. natural gas prices in the first quarter of 2001 were significantly higher than in last year's quarter. Henry Hub spot natural gas prices increased 158 percent to $6.69 per thousand cubic feet compared with $2.59 in the first quarter of 2000. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, remained relatively strong at $28.76 per barrel in the first quarter of 2001 - compared with $28.91 for last year's first quarter - although down from an average of just over $30 per barrel for all of 2000. In an effort to support crude oil prices, OPEC reached agreement in April 2001 to lower production for the second time this year. The near-term industry price effect of these curtailment agreements is uncertain.

Chevron's production levels have not been materially affected by production curtailments or increases by OPEC and non-OPEC producers. The company believes that in the current industry environment, the net effect of any production changes directed by host countries will not be significant to its overall production levels. However, limits on production may have an adverse effect on the level of new production from current and future development projects. In addition, civil unrest, political uncertainty and economic conditions may affect the company's producing operations. Community protests have disrupted the company's production in the past, most recently in Nigeria and Indonesia. The company continues to monitor developments closely in the countries in which it operates.

Both Chevron's domestic and international downstream businesses recovered from the depressed earnings of a year ago. Margins strengthened this year particularly in the United States, with higher product prices helping to offset the higher costs of fuel and utilities used in refining operations. Also contributing to profits in the United States was higher refinery production - the result of less downtime for planned and unplanned maintenance than in last year's quarter. International earnings also benefited from improved freight rates and increased tonnage in the company's international shipping operations

Chemicals earnings continue to suffer from higher raw material and energy costs, which are not fully recovered in prices of commodity chemicals because of industry over-capacity. Chemical margins remain weak, and no significant near-term improvement is expected.

Significant Developments Since the Beginning of 2001
----------------------------------------------------
ChevronTexaco Merger: Chevron continues to work cooperatively with various federal and state regulatory bodies, including the U.S. Federal Trade Commission and the U.S. Securities and Exchange Commission, in their review of the merger proposal. Concurrent with these reviews, integration teams from both Chevron and Texaco have developed plans and an organizational structure that will be used to help ensure a smooth post-merger transition. The combined companies expect to capitalize upon each other's strengths, with $1.2 billion in annual synergy savings targeted for realization within six to nine months of the merger.

Tengiz: In early January, Chevron closed on the purchase of an additional 5 percent equity stake in Tengizchevroil (TCO), increasing the company's ownership interest to 50 percent and adding 177 million barrels of proved oil-equivalent reserves. Total crude oil production from the Tengiz Field in Kazakhstan averaged about 280,000 barrels per day in the first quarter 2001 and is expected to average 260,000 barrels per day for the full year, reflecting the effect of planned shutdowns for maintenance.

Australia: Chevron will participate in a $1.6 billion expansion of the North West Shelf Venture liquefied natural gas (LNG) project in Western Australia, in which the company has a one-sixth interest. The expansion project will encompass construction of a fourth LNG processing train, development of an 80-mile pipeline from the offshore gas fields to onshore facilities and the design and construction of the venture's ninth LNG tanker.

Thailand: Chevron announced the discovery of the Chaba Field, which is located in the southern portion of the Chevron-operated B8/32 offshore concession in the Gulf of Thailand. Chevron has drilled three successful wells on Chaba. The recent discovery further confirms the crude oil reserve potential in the Gulf of Thailand, which historically has been an area known for its reserves of natural gas.

Bangladesh: In April, Chevron and its partners were awarded the rights to explore an onshore tract in Bangladesh. The tract, Block 9, surrounds the Bakhrabad gas field and lies adjacent to other gas-producing areas. Chevron has a 30 percent interest in the block.

U.S. Gulf of Mexico: Chevron, as operator and owner of a 57 percent interest, completed its tenth development well at the Genesis floating-spar platform in deepwater U.S. Gulf of Mexico. Total daily production for Genesis for 2001 is expected to average 42,000 barrels of oil and 54 million cubic feet of natural gas.

Contingencies and Significant Litigation
----------------------------------------
Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.
S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and five other defendants in this case. The defendant companies petitioned the U.S. Supreme Court in August 2000 for the case to be heard. In February 2001, the Supreme Court denied the petition to review the lower court's ruling and the case has gone back to the District Court for an accounting of all infringing gasoline produced from August 1, 1996 to the present. The defendants have advised the Court that they intend to seek a new trial on the issues of damages and infringement. Additionally, the defendants have petitioned the U.S. Patent Office to reexamine the validity of Unocal's patent.

If Unocal's patent ultimately is upheld, the company's financial exposure includes royalties, plus interest, for production of gasoline that is proven to have infringed the patent. As a result of the March 2000 ruling, the company recorded in the first quarter 2000 an after-tax charge of $62 million. The majority of this charge pertained to the estimated royalty on gasoline production in the earlier part of a four-year period ending December 31, 1999, before Chevron modified its manufacturing processes to minimize the production of gasoline that allegedly infringed on Unocal's patented formulations. Subsequently, the company has been accruing in the normal course of business any future estimated liability for potential infringement of the patent covered by the trial court's ruling. In June 2000, Chevron paid $22.7 million to Unocal - $17.2 million for the original court judgement for California gasoline produced in violation of Unocal's patent from March through July 1996 and $5.5 million of interest and fees. Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. Chevron believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

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

The company's U.S. federal income tax have been settled through 1993. The company's California franchise tax liabilities have been settled through 1991.

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

The company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's operations and related results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron's interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy (DOE). A wide range remains for a possible net settlement amount for the four zones. Chevron currently estimates its maximum possible net before-tax liability at less than $400 million. At the same time, a possible maximum net amount that could be owed to Chevron is estimated at more than $200 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

Chevron receives claims from and submits claims to customers, trading partners, host governments, contractors, insurers and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve. The company also suspends the costs of exploratory wells pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and/or development decisions. If the company decides not to continue development, the costs of these wells are expensed. The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in gains or losses in future periods.

New Accounting Standards
------------------------
The company adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Transactions" (FAS
133), as amended by FAS 138, "Accounting for Derivative Instruments and Hedging Transactions - An Amendment of FASB Statement No. 133," effective January 1, 2001. The company uses, on a limited basis, a variety of derivative instruments, principally swaps and futures, to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. All of these instruments are commonly used in oil and gas trading activities and involve little complexity. The adoption of FAS 133 and FAS 138 did not have a significant impact on the company's results of operations or financial position. Because of Chevron's limited use of derivative instruments, the company elected not to account for its derivative instruments as hedges. Accordingly, upon adoption, the fair values of the derivative instruments were recorded as assets or liabilities, with the associated immaterial gains or losses reported in income. Changes in fair values of these instruments beyond normal sales and purchases were also reflected in current income. The company may elect in the future to apply the hedge accounting prescribed by FAS 133 and FAS 138 if the use of derivativeinstruments changes significantly. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" (FAS 140). FAS 140 is effective for transfers occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of FAS 140 will have no significant effect on Chevron's accounting or disclosures for the types of transactions in the scope of the new standard.

Review of Operations
--------------------
First quarter 2001 operating earnings were $1.600 billion, compared with $1.106 billion in last year's first quarter. Last year's net income included a $62 million special charge for a patent litigation issue. Return on capital employed, excluding special items, improved to 22.6 percent for the 12 months ended March 31, 2001, up from 13.2 percent for the similar period last year.

Total revenues for the quarter were up 5 percent to $12.3 billion. The increase was primarily attributable to higher realizations from the sales of natural gas and refined products and higher sales volumes of natural gas in the United States and refined products worldwide. Partially offsetting the effect of higher sales realizations was the absence of sales revenues from Chevron's petrochemicals business, which was contributed to the formation of the Chevron Phillips Chemical Company LLC in July 2000 and subsequently accounted for as an equity affiliate.

Taxes on income for the first quarter of 2001 were $1,048 million, compared with $805 million in last year's first quarter. The effective tax rate for the first quarter of 2001 was 40 percent compared with 44 percent in last year's first quarter. The decrease in the effective tax rate was primarily the result of a shift in international before-tax income from countries with higher income tax rates to countries with lower income tax rates. Partially offsetting this decrease were higher state taxes and lower equity income from the company's share of affiliates' earnings as a proportion of before-tax income.

Foreign currency gains increased net income by $71 million, compared with $46 million in the year-ago quarter. The 2001 gains were primarily attributable to strengthening of the U.S. dollar against the currencies of Australia and Canada.

The following table details Chevron's net income by major operating area.

                       NET INCOME BY MAJOR OPERATING AREA

                                                             Three Months Ended
                                                                       March 31,
                                                            --------------------
Millions of Dollars                                              2001       2000
--------------------------------------------------------------------------------
Exploration and Production
  United States                                                $  720     $  365
  International                                                   689        653
--------------------------------------------------------------------------------
   Total Exploration and Production                             1,409      1,018
--------------------------------------------------------------------------------
Refining, Marketing and Transportation
  United States                                                   141         (7)
  International                                                   147          9
--------------------------------------------------------------------------------
   Total Refining, Marketing and Transportation                   288          2
--------------------------------------------------------------------------------
Chemicals                                                         (36)        68
All Other *                                                       (61)       (44)
--------------------------------------------------------------------------------
Net Income                                                     $1,600     $1,044
================================================================================

* Includes coal-mining operations, the company's ownership interest in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, insurance operations, real estate activities and certain e-businesses.

U.S. Exploration and Production
-------------------------------

                                        Three Months Ended
                                                 March 31,
                                       -------------------
Millions of Dollars                     2001          2000
----------------------------------------------------------
Earnings, Excluding Special Items       $720          $365
Special Items                              -             -
----------------------------------------------------------
Segment Income                          $720          $365
----------------------------------------------------------

U.S. exploration and production operating earnings were $720 million, nearly double the 2000 first quarter. Earnings rose on sharply higher natural gas prices and increased natural gas production and sales.

The company's average U.S.natural gas realization of $7.57 per thousand cubic feet more than tripled from $2.40 in last year's first quarter. Net natural gas production rose 6 percent to 1.6 billion cubic feet per day, primarily from higher output from the Viosca Knoll Carbonate Trend and the Genesis Field - both in the Gulf of Mexico.

Chevron's average U.S. crude oil realization declined $1.68 to $24.51 per barrel. Net liquids production of 299,000 barrels per day was down slightly compared with the same period last year. Liquids production was reduced somewhat in the first quarter 2001 due to operating decisions to maximize natural gas sales to capitalize on the high demand for natural gas in the United States.


International Exploration and Production
----------------------------------------

                                           Three Months Ended
                                                    March 31,
                                          -------------------
Millions of Dollars                        2001          2000
-------------------------------------------------------------
Earnings, Excluding Special Items*         $689          $653
Special Items                                 -             -
-------------------------------------------------------------
Segment Income*                            $689          $653
-------------------------------------------------------------

* Includes Foreign Currency Gains          $ 49          $ 28

International exploration and production operating earnings were $689 million, an increase of $36 million from 2000. The major driver of the earnings improvement was an increase in net oil-equivalent production of over 4 percent, more than offsetting a $1.32 per barrel decline in realizations.

Net international liquids production increased 25,000 barrels per day to 869,000 barrels per day, primarily due to higher production in Kazakhstan, Nigeria and Angola. These increases were partially offset by declines in the United Kingdom, Canada and Indonesia. Net natural gas production increased 12 percent to more than 1 billion cubic feet per day, reflecting higher volumes in Kazakhstan and Canada.

Foreign currency gains of $49 million in the 2001 quarter occurred mainly in the company's Canadian and Australian operations. In the first quarter of 2000, more than half of the foreign currency gains of $28 million was generated by fluctuations in the value of the Australian dollar.

U.S. Refining, Marketing and Transportation
-------------------------------------------

                                        Three Months Ended
                                                 March 31,
                                      --------------------
Millions of Dollars                     2001          2000
----------------------------------------------------------
Earnings, Excluding Special Items       $141           $55
Special Items                              -           (62)
----------------------------------------------------------
Segment Income (Losses)                 $141          $ (7)
----------------------------------------------------------

U.S. refining, marketing and transportation operating earnings were $141 million compared with $55 million in the first quarter 2000. The $62 million special item in 2000 was for a patent litigation matter.

Higher earnings in 2001 primarily reflected higher sales margins for gasoline and other refined products. In addition, total refined product sales volumes were up more than 6 percent. This year's quarter also benefited from improved refining operations, which allowed the company to fulfill more of its supply commitments from refinery production rather than through higher cost product purchases in the open market, as was necessary in the first quarter of 2000.

Total refined product sales volumes were 1,286,000 barrels per day. Branded motor gasoline sales of 543,000 barrels per day rose nearly 6 percent. First quarter 2000 branded motor gasoline sales were constrained by the effect of late 1999 stockpiling in anticipation of possible Y2K-related supply disruptions. In early 2000, distributors deferred purchases while working off these excess inventories.

International Refining, Marketing and Transportation
----------------------------------------------------

                                            Three Months Ended
                                                     March 31,
Millions of Dollars                         2001          2000
--------------------------------------------------------------
Earnings, Excluding Special Items*          $147           $ 9
Special Items                                  -             -
--------------------------------------------------------------
Segment Income*                             $147           $ 9
--------------------------------------------------------------

* Includes Foreign Currency Gains           $ 33           $20

International refining, marketing and transportation operating earnings were $147 million, up from $9 million for the first quarter of 2000. The increase was attributable to higher profits from improved freight rates and increased tonnage in the company's international shipping operations, as well as a net improvement in combined refining and marketing margins in the Caltex areas of operation.

Sales volumes increased to 804,000 barrels per day, compared with 770,000 barrels per day in last year's quarter. The increase was mainly attributable to sales by the company's marine fuels and lubricants affiliate.

Chevron's share of earnings from Caltex was $48 million, compared with losses of $7 million in last year's first quarter. Included were foreign currency gains of $30 million in 2001 and $18 million in 2000. Operations in Australia and Korea accounted for most of the 2001 foreign currency gains.

Chemicals
---------

                                            Three Months Ended
                                                     March 31,
                                          --------------------
Millions of Dollars                         2001          2000
--------------------------------------------------------------
Earnings, Excluding Special Items*          $(36)          $68
Special Items                                  -             -
--------------------------------------------------------------
Segment (Losses) Income*                    $(36)          $68
--------------------------------------------------------------

* Includes Foreign Currency Losses          $ (4)          $ -

Chemicals operating losses were $36 million compared with earnings of $68 million in the 2000 first quarter. Higher raw material and energy costs were not fully recovered in prices of commodity chemicals. Chemical margins remain weak because of higher feedstock and natural gas costs; no significant near-term improvement is expected.

All Other
---------

                                              Three Months Ended
                                                       March 31,
                                             -------------------
Millions of Dollars                           2001          2000
----------------------------------------------------------------
Net Charges, Excluding Special Items*         $(61)         $(44)
Special Items                                    -             -
----------------------------------------------------------------
Segment Charges*                              $(61)         $(44)
----------------------------------------------------------------

* Includes Foreign Currency Losses             $(7)          $(2)

All Other consists of the company's ownership interest in Dynegy Inc., coal mining operations, worldwide cash management and debt financing activities, corporate administrative costs, insurance operations, real estate activities and certain e-businesses. In the first quarter of 2001, these activities incurred net charges of $61 million, compared with $44 million last year.

Chevron's share of Dynegy's operating earnings increased by $15 million to $34 million on the strength of Dynegy's core energy marketing and trading business.

Coal mining operations earned $6 million, compared with $3 million in the 2000 quarter. Higher earnings in 2001 were attributable to improved margins.

Net charges from other activities were $101 million, compared with $66 million in 2000. The favorable effects of lower interest expense and higher interest income were more than offset by increases to other corporate charges, including expenses associated with the pending merger with Texaco. Foreign currency losses contributed $7 million to the charges in 2001 compared with losses of $2 million in 2000.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $2.315 billion at March 31, 2001 - a $419 million increase from year-end 2000. Cash provided by operating activities of $2.503 billion in the first quarter of 2001 - versus $1.327 billion in the year-ago quarter - benefited from the higher natural gas and refined products prices and the resulting impact on revenues and net income. Cash provided by operating activities in the first quarter of 2001 exceeded total net cash used for investing and financing activities.

Total debt and capital lease obligations were $6.680 billion at March 31, 2001, $448 million higher than at year-end 2000. A net increase of about $850 million in short-term debt (excluding the current portion of long-term debt due within 12 months) was partially offset by a decrease of about $400 million in long-term debt (including the current portion of long-term debt due within 12 months), which included a non-cash reduction of $100 million of ESOP debt.

In order to allow Chevron to maintain active relationships with institutional investors in its commercial paper, the company continues a program instituted in 2000 under which it sells commercial paper and reinvests the borrowed funds in money market instruments with similar terms. As a result of this program, net commercial paper borrowings in the first quarter 2001 and net purchases of short-term investments rose about $650 million. The company's debt ratio (total debt to total-debt-plus-equity) was 24 percent at March 31, 2001, about the same as at year-end 2000. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In February 2001, the company repurchased $235 million of its 7.45 percent notes due 2004. Also during the first quarter, Chevron made a scheduled repayment of $90 million of other long-term debt. These repayments were slightly offset by approximately $30 million of new long-term debt. The company also effected a non-cash reduction of $100 million of ESOP debt during the first quarter 2001.

At March 31, 2001, Chevron had $3.2 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year. These facilities support commercial paper borrowing and also can be used for general requirements. No borrowings were outstanding under these facilities at March 31, 2001. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.601 billion at March 31, 2001. Of the total short-term debt, $2.725 billion was reclassified to long-term debt. The settlement of these obligations is not expected to require the use of working capital during the next twelve months, since the company has the intent and the ability, as evidenced by committed credit arrangements, to refinance them on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

The company benefits from lower interest rates available on short-term debt; however, Chevron's proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at relatively low levels. The current ratio was 1.09 at March 31, 2001, about the same level as at December 31, 2000.

The company's future debt level is dependent primarily on its results of operations and capital-spending program. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements. The company's senior debt is rated AA by Standard & Poor's Corporation, and Aa2 by Moody's Investors Service. Chevron's U.S. commercial paper is rated A-1+ by Standard & Poor's and Prime-1 by Moody's, and Chevron's Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. Moody's counterparty rating for Chevron is also Aa2. All of these ratings denote high quality, investment-grade securities.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of its outstanding common stock, providing shares for use in its employee stock option programs. Prior to suspending the program in October 2000 upon announcement of the merger agreement with Texaco, Chevron had repurchased
23.3 million shares at a cost of $1.890 billion.

In April 2001, Chevron loaned $392 million to Caltex Corporation, and its subsidiaries, for the purpose of replacing existing Caltex bank financing. These loans, which bear interest at market-based floating rates, mature prior to the end of 2001 and are subject to mandatory prepayment on short notice at Chevron's election.

On April 25, 2001, Chevron declared a quarterly dividend of 65 cents per share, unchanged from the preceding quarter.

Worldwide capital and exploratory expenditures, including the company's share of
----------------------------------------------
affiliates' expenditures, were $1.736 billion in the first quarter of 2001, compared with $1.195 billion in last year's first quarter. Expenditures for international exploration and production projects were $1.056 billion, or 61 percent of the total expenditures - reflecting the company's continued emphasis on increasing international oil and gas production. In the first quarter 2001, expenditures included the acquisition of an additional 5 percent interest in the Tengizchevroil affiliate and increased spending in the Gulf of Mexico. Chemicals spending is lower this year due to poor market conditions. First quarter 2000 expenditures included an additional investment of $200 million in Dynegy Inc.

          CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA
          ------------------------------------------------------------

                                                       Three Months Ended
                                                                 March 31,
                                                       -------------------
Millions of Dollars                                        2001       2000
--------------------------------------------------------------------------
United States
  Exploration and Production                             $  369     $  210
  Refining, Marketing and Transportation                     94         81
  Chemicals                                                  12         23
  All Other                                                  86        301
--------------------------------------------------------------------------
   Total United States                                      561        615
--------------------------------------------------------------------------
International
  Exploration and Production                              1,056        456
  Refining, Marketing and Transportation                    115        108
  Chemicals                                                   4         16
  ------------------------------------------------------------------------
   Total International                                    1,175        580
--------------------------------------------------------------------------

    Worldwide                                            $1,736     $1,195
==========================================================================

                         SELECTED OPERATING DATA (1) (2)
                                                                      Three Months Ended
                                                                                March 31,
                                                                   ----------------------
                                                                          2001       2000
-----------------------------------------------------------------------------------------
U.S. Exploration and Production
  Net Crude Oil and Natural Gas Liquids Production (MBPD)                  299        307
  Net Natural Gas Production (MMCFPD)                                    1,605      1,515
  Sales of Natural Gas (MMCFPD)                                          3,640      3,331
  Sales of Natural Gas Liquids (MBPD)                                      187        113
  Revenue from Net Production
    Crude Oil ($/Bbl.)                                                  $24.51     $26.19
    Natural Gas ($/MCF)                                                 $ 7.57     $ 2.40

International Exploration and Production
  Net Crude Oil and Natural Gas
  Liquids Production (MBPD)                                                869        844
  Net Natural Gas Production (MMCFPD)                                    1,027        915
  Sales of Natural Gas (MMCFPD)                                          1,720      2,050
  Sales of Natural Gas Liquids (MBPD)                                       64         70
  Revenue from Liftings
    Liquids ($/Bbl.)                                                    $24.44     $25.76
    Natural Gas ($/MCF)                                                 $ 3.07     $ 2.22
  Other Produced Volumes (MBPD) (3)                                        111        112

U.S. Refining, Marketing and Transportation
  Sales of Gasoline (MBPD) (4)                                             664        646
  Sales of Other Refined Products (MBPD)                                   622        568
  Refinery Input (MBPD)                                                    894        816
  Average Refined Product Sales Price ($/Bbl.)                          $38.01     $36.47

International Refining, Marketing and Transportation
  Sales of Refined Products (MBPD)                                         804        770
  Refinery Input (MBPD)                                                    414        399


(1) Includes equity in affiliates.
(2) MBPD = thousand barrels per day; MMCFPD=million cubic feet per day; Bbl.=barrel; MCF=thousand cubic feet
(3) Represents total field production under the Boscan operating service agreement in Venezuela and in 2000, included a Colombian operating service agreement.
(4) Includes branded and unbranded gasoline.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      (3)  By-laws of Chevron Corporation, as amended April 25, 2001

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


                                             CHEVRON CORPORATION
                                     -------------------------------------------
                                                  (Registrant)


Date      May 11, 2001                          /s/ S.J. CROWE
      -------------------            -------------------------------------------
                                     S. J. Crowe, Vice President and Comptroller
                                         (Principal Accounting Officer and
                                            Duly Authorized Officer)