Form 10-Q
period 2001-06-30
CHEVRON CORP
filed 2001-08-09
CIK 93410

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                      ------      -----


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                             Outstanding as of June 30, 2001
----------------------------------             -------------------------------
 Common stock, $.75 par value                             642,457,432

================================================================================

                                      INDEX
                                                                       Page No.
                  Cautionary Statements Relevant to Forward-Looking
                  Information for  the Purpose of "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995                                        1

PART I.           FINANCIAL INFORMATION

    Item 1.       Financial Statements
                  Consolidated Statement of Income for the three
                   months and six months ended June 30, 2001 and 2000       2

                  Consolidated Statement of Comprehensive Income
                   for the three months and six months ended
                   June 30, 2001 and 2000                                   2

                  Consolidated Balance Sheet at June 30, 2001 and
                   December 31, 2000                                        3

                  Consolidated Statement of Cash Flows for the
                   six months ended June 30, 2001 and 2000                  4

                  Notes to Consolidated Financial Statements             5-13

    Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      14-25

PART II.          OTHER INFORMATION

    Item 1.       Legal Proceedings                                        26

    Item 4.       Submission of Matters to a Vote of Security Holders      26

    Item 6.       Listing of Exhibits and Reports on Form 8-K              27

    Signature                                                              27

    Exhibit:      Computation of Ratio of Earnings to Fixed Charges        28

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

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                           Three Months Ended                  Six Months Ended
                                                                      June 30                           June 30
                                                     ------------------------           -----------------------
Millions of Dollars,  Except Per-Share Amounts             2001          2000                2001          2000
---------------------------------------------------------------------------------------------------------------
Revenues and Other Income
Sales and other operating revenues*                     $12,717       $12,982             $24,682       $24,367
Income from equity affiliates                               243           175                 463           371
Other income                                                 46            67                 159           213
                                                     ----------------------------------------------------------
   Total Revenues and Other Income                       13,006        13,224              25,304        24,951
                                                     ----------------------------------------------------------
Costs and Other Deductions
Purchased crude oil and products                          6,628         7,258              12,589        13,507
Operating expenses                                        1,263         1,304               2,446         2,542
Selling, general and administrative expenses                462           386                 903           763
Exploration expenses                                        178           123                 285           219
Depreciation, depletion and amortization                    690           699               1,372         1,350
Taxes other than on income*                               1,271         1,194               2,460         2,332
Interest and debt expense                                    75           126                 162           255
                                                     ----------------------------------------------------------
   Total Costs and Other Deductions                      10,567        11,090              20,217        20,968
                                                     ----------------------------------------------------------
Income Before Income Tax Expense                          2,439         2,134               5,087         3,983
Income Tax Expense                                        1,115         1,018               2,163         1,823
                                                     ----------------------------------------------------------
Net Income                                              $ 1,324       $ 1,116             $ 2,924       $ 2,160
                                                     ----------------------------------------------------------

Per Share of Common Stock:
   Net Income                 - Basic                   $  2.06      $   1.71            $   4.55       $  3.30
                              - Diluted                 $  2.05      $   1.71            $   4.54       $  3.30
   Dividends                                            $   .65      $    .65            $   1.30       $  1.30

Weighted Average Number of
 Shares Outstanding (000s)    - Basic                   642,884       653,317             642,457       654,724
                              - Diluted                 644,677       654,700             643,914       655,976

*   Includes consumer excise taxes; 2000 conformed
     to 2001 presentation.                              $ 1,066      $  1,020            $  2,067      $  1,962


                                            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                              (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                      June 30                           June 30
                                                     ------------------------           -----------------------
Millions of Dollars                                        2001          2000                2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                             $  1,324     $   1,116            $  2,924      $  2,160
                                                     ----------------------------------------------------------
   Currency translation adjustment                          (15)           (3)                (14)           (3)
   Unrealized holding (loss) gain on securities              (2)           (6)                  8             4
   Net derivatives gain on hedge transactions                16             -                  16             -
   Minimum pension liability adjustment                       -             -                   -           (15)
                                                     ----------------------------------------------------------
 Other Comprehensive (Loss) Income, net of tax               (1)           (9)                 10           (14)
                                                     ----------------------------------------------------------
Comprehensive Income                                   $  1,323     $   1,107            $  2,934      $  2,146
                                                     ----------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                 CHEVRON CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                              At June 30             At December 31
Millions of Dollars                                                                 2001                       2000
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                       (Unaudited)
Cash and cash equivalents                                                        $ 2,895                    $ 1,896
Marketable securities                                                              1,521                        734
Accounts and notes receivable                                                      3,553                      3,837
Inventories:
    Crude oil and petroleum products                                                 582                        631
    Chemicals                                                                        205                        191
    Materials, supplies and other                                                    255                        250
                                                                                -----------------------------------
           Total  inventories                                                      1,042                      1,072
Prepaid expenses and other current assets                                            646                        674
                                                                                -----------------------------------
       Total Current Assets                                                        9,657                      8,213
Long-term receivables                                                                733                        802
Investments and advances                                                           9,368                      8,107

Properties, plant and equipment, at cost                                          53,154                     51,908
Less: accumulated depreciation, depletion and amortization                        30,134                     29,014
                                                                                -----------------------------------
           Properties, plant and equipment, net                                   23,020                     22,894

Deferred charges and other assets                                                  1,277                      1,248
                                                                                -----------------------------------
            Total Assets                                                         $44,055                    $41,264
                                                                                -----------------------------------
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                                 $  2,074                   $  1,079
Accounts payable                                                                   3,124                      3,163
Accrued liabilities                                                                1,322                      1,530
Federal and other taxes on income                                                  1,850                      1,479
Other taxes payable                                                                  464                        423
                                                                                -----------------------------------
       Total Current Liabilities                                                   8,834                      7,674
Long-term debt                                                                     4,371                      4,872
Capital lease obligations                                                            264                        281
Deferred credits and other noncurrent obligations                                  1,660                      1,768
Deferred income taxes                                                              4,866                      4,908
Reserves for employee benefit plans                                                1,836                      1,836
                                                                                -----------------------------------
       Total Liabilities                                                          21,831                     21,339
Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                                              -                          -
Common stock (authorized 2,000,000,000 shares,
 712,487,068 issued, $.75 par value)                                                 534                        534
Capital in excess of par value                                                     2,784                      2,758
Deferred compensation                                                               (511)                      (611)
Accumulated other comprehensive income                                              (170)                      (180)
Retained earnings                                                                 23,004                     20,909
Treasury stock, at cost (70,041,498 and 71,427,097 shares
    at June 30, 2001 and December 31, 2000, respectively)                         (3,417)                    (3,485)
                                                                                -----------------------------------
       Total Stockholders' Equity                                                 22,224                     19,925
                                                                                -----------------------------------
           Total Liabilities and Stockholders' Equity                            $44,055                    $41,264
                                                                                -----------------------------------

See accompanying notes to consolidated financial statements.

                                                 CHEVRON CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (Unaudited)
                                                                                                   Six Months Ended
                                                                                                            June 30
                                                                                         --------------------------
Millions of Dollars                                                                          2001              2000
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                           $ 2,924           $ 2,160
     Adjustments
       Depreciation, depletion and amortization                                             1,372             1,350
       Dry hole expenses*                                                                     178               111
       Distributions less than income from equity affiliates                                 (116)              (72)
       Net before-tax gains on asset retirements and sales                                     (4)              (67)
       Net foreign currency gains                                                             (18)              (41)
       Deferred income tax provision                                                           74               233
       Net decrease in operating working capital                                              453               182
       Other                                                                                   (8)              (18)
                                                                                         --------------------------
          Net Cash Provided by Operating Activities                                         4,855             3,838
                                                                                         --------------------------
Investing Activities
     Capital expenditures*                                                                 (2,334)           (1,878)
     Proceeds from asset sales                                                                 67               281
     Net (purchases) sales of marketable securities                                          (113)               72
     Net purchases of other short-term investments                                           (666)                -
     Other investing cash flows, net                                                            9                 -
                                                                                         --------------------------
          Net Cash Used for Investing Activities                                           (3,037)           (1,525)
                                                                                         --------------------------

Financing Activities
     Net borrowings (repayments) of short-term obligations                                    925            (1,268)
     Proceeds from issuance of long-term debt                                                  29                39
     Loans to equity affiliate                                                               (418)                -
     Repayments of long-term debt and other financing obligations                            (593)             (137)
     Cash dividends                                                                          (834)             (851)
     Net sales (purchases) of treasury shares                                                  73              (338)
                                                                                         --------------------------
          Net Cash Used For Financing Activities                                             (818)           (2,555)
                                                                                         --------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                   (1)               (1)
                                                                                         --------------------------
Net Change in Cash and Cash Equivalents                                                       999              (243)
Cash and Cash Equivalents at January 1                                                      1,896             1,345
                                                                                         --------------------------
Cash and Cash Equivalents at June 30                                                      $ 2,895           $ 1,102
                                                                                         --------------------------

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

The results for the three- and six-month periods ended June 30, 2001, are not necessarily indicative of future financial results.

Note 2. Net Income

Net income for the second quarter and first six months of 2001 included special charges of $60 million related to merger-related expenses and prior-year tax adjustments.

The 2000 second quarter included a special charge of $25 million related to prior-year tax adjustments.

Net income for the first six months of 2000 included net special charges of $87 million. Along with the prior-year tax adjustment, net special items included a charge for a patent litigation issue.

Foreign currency losses were $27 million in second quarter 2001, compared with gains of $29 million in the comparable 2000 quarter. The U.S. dollar weakened against a number of currencies in the second quarter 2001, primarily the Canadian and Australian dollars. For the six-month periods, foreign currency gains were $44 million and $75 million in 2001 and 2000, respectively.

Note 3. Information Relating to the Statement of Cash Flows

The "Net decrease in operating working capital" was composed of the following:

                                                                          Six Months Ended
                                                                                   June 30
                                                                 -------------------------
 Millions of Dollars                                                2001              2000
------------------------------------------------------------------------------------------
 Decrease (increase) in accounts and notes receivable             $  277          $   (484)
 Decrease (increase) in inventories                                   30              (110)
 Increase in prepaid expenses and other current assets               (28)              (17)
 (Decrease) increase in accounts payable and accrued liabilities    (255)              111
 Increase in income and other taxes payable                          429               682
------------------------------------------------------------------------------------------

      Net decrease in operating working capital                   $  453          $    182
------------------------------------------------------------------------------------------


"Net Cash Provided by Operating Activities" included the following cash payments for interest on debt and for income taxes:

                                                                          Six Months Ended
                                                                                   June 30
                                                                --------------------------
 Millions of Dollars                                                2001              2000
------------------------------------------------------------------------------------------
 Interest on debt (net of capitalized interest)                  $   200           $   258
 Income taxes                                                    $ 1,720           $   973
------------------------------------------------------------------------------------------

The "Net (purchases) sales of marketable securities" consisted of the following gross amounts:

                                                                          Six Months Ended
                                                                                   June 30
                                                               ---------------------------
 Millions of Dollars                                                2001              2000
------------------------------------------------------------------------------------------
 Marketable securities purchased                                 $(1,446)          $(1,337)
 Marketable securities sold                                        1,333             1,409
------------------------------------------------------------------------------------------

      Net (purchases) sales of marketable securities             $  (113)          $    72
------------------------------------------------------------------------------------------


"Net purchases of other short-term investments," of $666 million in 2001 were in a variety of short-term money market instruments with maturities similar to the company's commercial paper portfolio.

The major components of "Capital expenditures" and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity affiliates, presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented in the following table.

                                                                            Six Months Ended
                                                                                     June 30
                                                                    ------------------------
Millions of Dollars                                                         2001        2000
--------------------------------------------------------------------------------------------
Additions to properties, plant and equipment                             $ 1,472 (1) $ 1,316
Additions to investments                                                     731         487
Current year dry hole expenditures                                           141          91
Payments for other liabilities and assets, net                               (10)        (16)
                                                                    ------------------------
Capital expenditures                                                       2,334       1,878
Other exploration expenditures                                               107         109
Payments of long-term debt and other financing obligations                   210 (2)       7
                                                                    ------------------------

Capital and exploratory expenditures, excluding equity affiliates        $ 2,651     $ 1,994
--------------------------------------------------------------------------------------------

(1) Net of non-cash reclassification of $89.
(2) Represents a deferred payment related to 1993 acquisition of an interest in the Tengizchevroil joint venture.

The Consolidated Statement of Cash Flows excludes the following additional non-cash transactions:

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

The company evaluates the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed at the corporate level on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments; however, operating segments are billed for direct corporate services. Nonbillable costs remain as corporate center expenses. After-tax income (loss) by segment for the three- and six-month month periods ended June 30, 2001 and 2000, are presented in the following table.



                                                     Three Months Ended            Six Months Ended
                                                                June 30                     June 30
                                                   ---------------------  -------------------------
 Millions of Dollars                                   2001         2000         2001          2000
---------------------------------------------------------------------------------------------------
Exploration and Production
  United States                                    $    446      $   388      $ 1,166       $   753
  International                                         557          580        1,246         1,233
                                                   ------------------------------------------------
Total Exploration and Production                      1,003          968        2,412         1,986
                                                   ------------------------------------------------

Refining, Marketing and Transportation
  United States                                         327          167          468           160
  International                                          49           20          196            29
                                                   ------------------------------------------------
Total Refining, Marketing and Transportation            376          187          664           189
                                                   ------------------------------------------------

Chemicals
  United States                                          10           43          (33)           90
  International                                          17            8           24            29
                                                   ------------------------------------------------
Total Chemicals                                          27           51           (9)          119
                                                   ------------------------------------------------
                                                   ------------------------------------------------
Total Segment Income                               $  1,406      $ 1,206      $ 3,067       $ 2,294
                                                   ------------------------------------------------

Interest Expense                                        (51)         (87)        (108)         (176)
Interest Income                                          28           20           55            35
Other                                                   (59)         (23)         (90)            7
                                                   ------------------------------------------------
Net Income                                         $  1,324      $ 1,116      $ 2,924       $ 2,160
                                                   ------------------------------------------------


Operating segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2001 and 2000, are presented in the following table. Chemicals segment revenues for the 2000 period were derived from the manufacture and sale of petrochemicals, plastic resins, and lube oil and fuel additives. In 2001, only revenues from the manufacture and sale of lube oil and fuel additives are included, following the formation of the Chevron Phillips Chemicals joint venture in July 2000 (accounted for under the equity method).


                                                                 Three Months Ended           Six Months Ended
                                                                            June 30                    June 30
                                                              ---------------------     ----------------------
 Millions of Dollars                                              2001         2000         2001          2000
--------------------------------------------------------------------------------------------------------------
Exploration and Production
  United States                                                $ 1,658      $ 1,340      $ 3,822       $ 2,561
  International                                                  2,553        2,588        4,988         4,948
                                                              ------------------------------------------------
    Sub-total                                                    4,211        3,928        8,810         7,509
  Intersegment Elimination - United States                        (779)        (724)      (1,542)       (1,480)
  Intersegment Elimination - International                      (1,174)      (1,224)      (2,195)       (2,243)
                                                              ------------------------------------------------
Total Exploration and Production                                 2,258        1,980        5,073         3,786
                                                              ------------------------------------------------
Refining, Marketing and Transportation
  United States                                                  8,048        7,462       15,087        14,177
  International*                                                 2,078        2,468        3,874         4,262
                                                              ------------------------------------------------
    Sub-total                                                   10,126        9,930       18,961        18,439
  Intersegment Elimination - United States                         (30)        (152)         (54)         (282)
  Intersegment Elimination - International                          (4)          (3)          (8)           (7)
                                                              ------------------------------------------------
Total Refining, Marketing and Transportation                    10,092        9,775       18,899        18,150
                                                              ------------------------------------------------
Chemicals
  United States                                                     95        1,056          179         1,973
  International                                                    188          150          372           400
                                                              ------------------------------------------------
    Sub-total                                                      283        1,206          551         2,373
  Intersegment Elimination - United States                         (21)         (46)         (42)          (99)
                                                              ------------------------------------------------
Total Chemicals                                                    262        1,160          509         2,274
                                                              ------------------------------------------------
All Other
  United States                                                    114           88          220           201
  International                                                      6            4           10             8
                                                              ------------------------------------------------
    Sub-total                                                      120           92          230           209
  Intersegment Elimination - United States                         (13)         (22)         (25)          (46)
  Intersegment Elimination - International                          (2)          (3)          (4)           (6)
                                                              ------------------------------------------------
Total All Other                                                    105           67          201           157
                                                              ------------------------------------------------
Sales and Other Operating Revenues
  United States                                                  9,915        9,946       19,308        18,912
  International                                                  4,825        5,210        9,244         9,618
                                                              ------------------------------------------------
    Sub-total                                                   14,740       15,156       28,552        28,530
  Intersegment Elimination - United States                        (843)        (944)      (1,663)       (1,907)
  Intersegment Elimination - International                      (1,180)      (1,230)      (2,207)       (2,256)
                                                              ------------------------------------------------
Total Sales and Other Operating Revenues                       $12,717      $12,982      $24,682       $24,367
--------------------------------------------------------------------------------------------------------------

*  2000 conformed to the 2001 presentation

Segment assets at June 30, 2001, and year-end 2000 are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.


                                                                         At June 30      At December 31
                                                                       --------------------------------
 Millions of Dollars                                                           2001                2000
-------------------------------------------------------------------------------------------------------
 Exploration and Production
    United States                                                           $ 5,571             $ 5,568
    International                                                            14,922              14,493
                                                                       --------------------------------
 Total Exploration and Production                                            20,493              20,061
                                                                       --------------------------------
 Refining, Marketing and Transportation
    United States                                                             8,220               8,365
    International                                                             4,267               3,941
                                                                       --------------------------------
 Total Refining, Marketing and Transportation                                12,487              12,306
                                                                       --------------------------------
 Chemicals
    United States                                                             2,271               2,342
    International                                                               722                 728
                                                                       --------------------------------
    Total Chemicals                                                           2,993               3,070
                                                                       --------------------------------
 Total Segment Assets                                                        35,973              35,437
                                                                       --------------------------------
 All Other
    United States                                                             5,187               4,398
    International                                                             2,895               1,429
                                                                       --------------------------------
 Total All Other                                                              8,082               5,827
                                                                       --------------------------------
 Total Assets - United States                                                21,249              20,673
 Total Assets - International                                                22,806              20,591
-------------------------------------------------------------------------------------------------------
 Total Assets                                                               $44,055             $41,264
-------------------------------------------------------------------------------------------------------

Note 5.  Summarized Financial Data - Chevron U.S.A. Inc.

At June 30, 2001, Chevron U.S.A. Inc. was Chevron Corporation's principal U.S. operating subsidiary, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the pipeline operations). During the first half of 2001, these operations were conducted primarily by two divisions:
Chevron U.S.A. Production Company and Chevron Products Company. For the three- and six-month periods ended June 30, 2000, Chevron U.S.A. Inc. also included most of Chevron's worldwide petrochemical operations. Chevron combined most of its petrochemicals businesses with those of Phillips Petroleum Company on July 1, 2000. Chevron U.S.A. Inc. holds the investment in this joint venture, which is accounted for using the equity method. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented in the following table.

                                                         Three Months Ended            Six Months Ended
                                                                    June 30                     June 30
                                            ------------------------------- ---------------------------
 Millions of Dollars                                        2001       2000             2001       2000
-------------------------------------------------------------------------------------------------------
 Sales and other operating revenues                      $10,269    $10,538          $19,845    $19,683
 Costs and other deductions*                               9,364      9,881           17,987     18,746
 Net income                                                  650        492            1,354        828
-------------------------------------------------------------------------------------------------------

 * Certain 2000 costs have been reclassified to conform to the 2001 presentation


                                                                At June 30              At December 31
                                                                ----------              --------------
Millions of Dollars                                                   2001                        2000
------------------------------------------------------------------------------------------------------
Current assets                                                    $  5,067                    $  4,396
Other assets                                                        21,899                      20,738

Current liabilities                                                  4,220                       4,094
Other liabilities                                                   10,596                      10,251

Net equity                                                          12,150                      10,789
------------------------------------------------------------------------------------------------------

Memo: Total Debt                                                  $  7,156                    $  6,728

Note 6. Summarized Financial Data - Chevron Transport Corporation

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


                                                        Three Months Ended            Six Months Ended
                                                                   June 30                     June 30
                                           -------------------------------  --------------------------
Millions of Dollars                                        2001       2000             2001       2000
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                         $232       $171             $491       $293
Costs and other deductions                                  208        193              417        343
Net income (loss)                                            24        (24)              75        (52)
-------------------------------------------------------------------------------------------------------


                                                                At June 30              At December 31
                                                                ----------              --------------
Millions of Dollars                                                   2001                        2000
------------------------------------------------------------------------------------------------------
Current assets                                                     $   159                    $    205
Other assets                                                           535                         530

Current liabilities                                                    231                         309
Other liabilities                                                      323                         361

Net equity                                                             140                          65
------------------------------------------------------------------------------------------------------

Separate financial statements and other disclosures with respect to CTC are omitted, as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at June 30, 2001.

Note 7. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent each by Chevron and Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):


                                                        Three Months Ended            Six Months Ended
                                                                   June 30                     June 30
                                           -------------------------------  --------------------------
Millions of Dollars                                        2001       2000             2001       2000
------------------------------------------------------------------------------------------------------
Gross revenues*                                          $4,372     $5,161           $8,349     $9,414
Income before income taxes                                  205        264              550        483
Net income                                                   73        128              279        230
------------------------------------------------------------------------------------------------------

* 2000 restated to conform to 2001 presentation.

Note 8.  Income Taxes

Taxes on income for the second quarter and first half of 2001 were $1.115 billion and $2.163 billion, respectively, compared with $1.018 billion and $1.823 billion for the comparable periods in 2000. The effective tax rates were 43 percent and 46 percent for the first half of 2001 and 2000, respectively. The decrease in the effective tax rate was primarily the result of a shift in international before-tax income from countries with higher income tax rates to countries with lower income tax rates. Partially offsetting this decrease were higher state taxes, higher prior-year tax adjustments, and lower equity affiliates' earnings as a proportion of before-tax income.

Note 9.  Litigation

Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.
S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and five other defendants in this case. The defendant companies petitioned the U.S. Supreme Court and in February 2001, the Supreme Court denied the petition to review the lower court's ruling and the case was remanded to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to the present. The defendants have advised the District Court that they intend to seek a new trial on the issues of damages and infringement. A hearing is tentatively scheduled for September 2001 to argue the defendants' Motion to Stay and Motion for a Trial on royalty and infringement. Additionally, in May 2001 the U.S. Patent Office granted the defendants' petition to reexamine the validity of Unocal's patent.

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

Another issue involving the company is the ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are not currently determinable. Chevron has eliminated the use of MTBE in gasoline it sells in certain areas.

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

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other U.S. or international petroleum or chemical concerns.

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

Areas in which the company has significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand, Argentina and Brazil. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company's Dynegy affiliate has operations in the United States of America, Canada, the United Kingdom and other European countries.

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

Note 11.  New Accounting Standards

The company adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Transactions" (FAS
133), as amended by FAS 138, "Accounting for Derivative Instruments and Hedging Transactions - An Amendment of FASB Statement No. 133," effective January 1, 2001. The adoption of these new standards did not have a significant impact on the company's results of operations or financial position. The company uses, on a limited basis, a variety of derivative instruments, principally swaps and futures, to manage a small portion of its exposure to price volatility stemming from its integrated petroleum activities. All of these instruments are commonly used in oil and gas trading activities and involve little complexity. Because of Chevron's limited use of derivative instruments, the company elected not to account for its derivative instruments as hedges under the new standards. Accordingly, upon adoption, the fair values of the derivative instruments were recorded as assets or liabilities, with the associated immaterial gains or losses reported in income. Changes in fair values of these instruments beyond normal sales and purchases were also reflected in current income. The company may elect in the future to apply the hedge accounting prescribed by FAS 133 and FAS 138 if the use of derivative instruments changes significantly. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" (FAS 140). FAS 140 is effective for transfers occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of FAS 140 had no significant effect on Chevron's accounting or disclosures for the types of transactions in the scope of the new standard.

In July 2001, the FASB issued Statement No. 141, "Business Combinations" (FAS
141) and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS142). FAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. FAS 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization and nonamortization provisions of the Statement. Adoption of FAS 141 will have no effect on Chevron's pooling-of-interests method of accounting for the company's proposed merger with Texaco Inc., but will affect possible future transactions. Similarly, adoption of FAS 142 may affect possible future transactions, but does not have an effect on the company's prior business combinations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Second Quarter 2001 Compared With Second Quarter 2000
                And First Half 2001 Compared With First Half 2000

Financial Results
-----------------

                                EARNINGS SUMMARY

                                                              Three Months Ended          Six Months Ended
                                                                         June 30                   June 30
                                                  ------------------------------  ------------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings
    Exploration and Production                             $1,003         $  968        $2,412      $1,986
    Refining, Marketing and Transportation                    376            187           664         251
    Chemicals and Other                                         5            (14)          (92)         10
----------------------------------------------------------------------------------------------------------
       Total*                                               1,384          1,141         2,984       2,247
Special Items                                                 (60)           (25)          (60)        (87)
----------------------------------------------------------------------------------------------------------
      Net Income*                                          $1,324         $1,116        $2,924      $2,160
----------------------------------------------------------------------------------------------------------

*  Includes Foreign Currency (Losses) Gains                  $(27)           $29           $44         $75

Net income for the second quarter 2001 was $1.324 billion ($2.05 per share - diluted), compared with net income of $1.116 billion ($1.71 per share - diluted) for the 2000 second quarter. Net income for this year's second quarter included net special charges of $60 million for prior-year tax adjustments and merger-related costs. The second quarter 2000 special charge of $25 million was for a prior-year tax adjustment. Excluding special items in both quarters, operating earnings were $1.384 billion ($2.16 per share - diluted), compared with $1.141 billion ($1.75 per share - diluted) in last year's second quarter.

Net income for the first six months of 2001 was $2.924 billion ($4.54 per share
- diluted), compared with $2.160 billion ($3.30 per share - diluted) recorded in the first half of 2000. Net special charges for the first six months of 2001 were the same as the second quarter, while the 2000 period included special charges of $87 million. Excluding these items, six-month operating earnings were $2.984 billion in 2001, compared with $2.247 billion earned in the first half of 2000.

The company's earnings for the quarter and year-to-date 2001 primarily reflected the continued strength of the company's worldwide exploration and production (upstream) operations and the benefit of sharply higher natural gas prices and higher oil and gas production. However, the improvement in earnings from the strong year-ago quarter was largely driven by the U.S. refining, marketing and transportation (downstream) business. U.S. downstream earnings reflected solid refined product margins that prevailed through most of the period, as well as the safe and reliable operation of the company's refinery network. Capacity utilization at Chevron's refineries was higher than in last year's quarter, enhancing the benefits from improved industry market conditions. In the international downstream sector, earnings from the shipping company improved over last year's quarter, but financial results for Caltex, an affiliate operating primarily in the Asia-Pacific region remained depressed. Lower Chemicals earnings during the first half of 2001, were the result, especially early in the year, of higher than expected raw material and energy costs, which could not be fully recovered in prices of commodity chemicals.

Operating Environment and Outlook
---------------------------------
Chevron's earnings are affected significantly by fluctuations in industry price levels for crude oil and natural gas. Average U.S. natural gas prices in the second quarter and first half of 2001 were considerably higher than in last year's periods. Henry Hub spot natural gas prices nearly doubled to $5.54 per thousand cubic feet, compared with $3.09 in the first half of 2000. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, remained relatively strong at $28.33 per barrel in the first six months of 2001 - compared with $28.87 for last year's first half - although down from an average of just over $30 per barrel for all of 2000. Prices softened somewhat into the third quarter 2001. At the end of July, the spot price for WTI was about $26.60 per barrel and the Henry Hub spot natural gas price was $3.11 per thousand cubic feet. In an effort to support crude oil prices, OPEC lowered production twice this year and recently announced that it will cut production by an additional 1 million barrels per day in September. The long-term industry price effect of these curtailment agreements is uncertain.

Chevron's worldwide net oil-equivalent production increased by 3 percent in both the second quarter and first half of 2001 compared with the same periods last year. Additionally, natural gas production in the United States rose 2 percent in the second quarter and 4 percent for the six months. These U.S. production increases, the result of a focused drilling effort in the Gulf of Mexico, came at a time when the average U.S. natural gas realization improved 65 percent from last year's second quarter and more than doubled on a year-to-date basis. However, the company's average U.S. crude oil realization of $23.87 and $24.18 for the 2001 second quarter and six months, respectively, was 6 percent lower than the comparable 2000 periods.

Chevron's oil and gas production levels have not been materially affected by production curtailments by OPEC and non-OPEC producers. The company believes that in the current industry environment, the net effect of any production changes directed by host countries will not be significant to its overall production levels. However, limits on production may have an adverse effect on the level of new production from current and future development projects. In addition, civil unrest, political uncertainty and economic conditions may affect the company's producing operations. Community protests have disrupted the company's production in the past, most recently in Nigeria and Indonesia. The company continues to monitor developments closely in these and other countries in which it operates.

The earnings of Chevron's U.S. and Canadian downstream businesses rebounded from the depressed 2000 levels. Margins strengthened this year, with higher product prices offsetting higher feedstock costs and the higher costs of fuel and utilities used in refining operations. However, early in the third quarter this year product margins slipped substantially, primarily on the Gulf Coast, due to high product inventories. It is uncertain how long these industry conditions will continue. In the Asia-Pacific region, conditions remain depressed. Both excess supplies and weakened demand have squeezed industry margins in this area of the world.

For commodity chemical products, demand continues to be weak because of the slowing U.S. economy while prices are restrained by industry over-capacity and the strong U.S. dollar. Sales margins remain weak, and no significant near-term improvement is expected.

Significant Developments Since the First Quarter of 2001
--------------------------------------------------------
Some of the operational highlights since the first quarter of this year were as follows:

Caspian Pipeline: Line fill of the Caspian Pipeline Consortium's (CPC) pipeline, owned 15 percent by Chevron, began in March and is expected to be completed in August. The pipeline connects the Tengiz Field in western Kazakhstan to the Black Sea port of Novorossiysk, enabling full access to world market prices for the Tengiz oil and reducing transportation costs.

Angola: Chevron announced a significant new oil discovery in deepwater Block 14, where the company is operator and has 31 percent ownership. The Tombua Field is the seventh major discovery by Chevron in Block 14. Additional geologic and engineering studies are under way.

Chad-Cameroon: Chevron, with a 25 percent interest, and its partners obtained $600 million in financing for the construction of a 650-mile pipeline from the Doba oil fields in southern Chad to the coast of Cameroon. First oil production from the combined $3.5 billion oil field development and pipeline construction project is expected in 2004. Participants in the financing include the International Finance Corporation, the U.S. Export-Import Bank and the French export credit agency, COFACE.

U.S. Exploration and Production: Production began in late July at the Typhoon Field, operated and 50 percent-owned by Chevron, in the deep waters of the Gulf of Mexico. Production is expected to reach 40,000 barrels of oil and 60 million cubic feet of gas per day in this year's fourth quarter. Chevron and partners also announced that more than 300 feet of hydrocarbons were encountered in a deepwater exploratory well on the Trident prospect, located about 185 miles offshore Corpus Christi, Texas. The wildcat well was drilled in 9,687 feet of water, setting a world record for drilling in ultra-deepwater. Chevron has a 15 percent interest in the Trident prospect. In late July, Chevron sold its equity interest in Shenandoah Energy Inc., an equity affiliate with producing properties in Utah. An after-tax gain of approximately $50 million will be recognized in the third quarter. Cash proceeds were approximately $104 million.

Chemicals: Chevron Phillips Chemical Co. (CPCC) and Qatar Petroleum signed a joint venture agreement for the development of a second petrochemical project in Qatar. In the United States, CPCC and Solvay Polymers, Inc. will construct a high-density polyethylene plant at the CPCC chemical complex in Baytown, Texas. Modernization also began of the CPCC styrene monomer plant in St. James, La. For its existing operations, CPCC expects to achieve in excess of $200 million of net recurring merger synergies and cost savings in 2001, surpassing the previous estimate of $150 million.

Merger with Texaco
------------------
Chevron's merger with Texaco is expected to be completed within the twelve-month timeframe envisioned when the transaction was announced in October 2000. Remaining conditions include the receipt of necessary regulatory clearances and approval by Texaco and Chevron stockholders. On August [8], 2001, Chevron and Texaco executed a consent agreement and delivered it to the staff of the U.S. Federal Trade Commission (FTC). If the consent agreement is accepted by the FTC, an order will be issued under which Texaco will be required, as a condition to the merger closing, to make divestitures of its interests in the Equilon and Motiva U.S. downstream joint ventures, and other divestitures of Texaco interests in U.S. natural gas processing and transportation facilities and general aviation fuel marketing. The merger is expected to qualify as a "pooling of interests," which means that the companies will be treated as if they had always been combined for accounting and financial reporting purposes. It is anticipated that the combined company will realize significant recurring cost savings after one-time costs for merger-related items.

Contingencies and Significant Litigation
----------------------------------------
Chevron and five other oil companies filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation for reformulated gasoline, which Chevron sells in California in certain months of the year. In March 2000, the U.
S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by Chevron and five other defendants in this case. The defendant companies petitioned the U.S. Supreme Court and in February 2001, the Supreme Court denied the petition to review the lower court's ruling and the case was remanded to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to the present. The defendants have advised the District Court that they intend to seek a new trial on the issues of damages and infringement. A hearing is tentatively scheduled for September 2001 to argue the defendants' Motion to Stay and Motion for a Trial on royalty and infringement. Additionally, in May 2001 the U.S. Patent Office granted the defendants' petition to reexamine the validity of Unocal's patent.

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

Another issue involving the company is the ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are not currently determinable. Chevron has eliminated the use of MTBE in gasoline it sells in certain areas.

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

The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to:
Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other U.S. or international petroleum or chemical concerns.

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

Areas in which the company has significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand, Argentina and Brazil. The company's Caltex affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Chevron Phillips Chemical Company affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company's Dynegy affiliate has operations in the United States of America, Canada, the United Kingdom and other European countries.

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

Review of Operations
--------------------
Second quarter 2001 revenues and other income of $13.0 billion were slightly lower than $13.2 billion in the 2000 second quarter. Total revenues and other income for the first half of 2001 were $25.3 billion, compared with $25.0 billion in 2000. Revenues and other income from worldwide upstream operations increased about 9 percent in the second quarter, primarily on sharply higher sales prices and volumes of natural gas prices and higher production of crude oil. Downstream revenues and other income were also slightly higher - the result of higher prices for refined petroleum products. These increases were essentially offset by the absence of sales revenues for most of Chevron's former petrochemicals business, following the July 1, 2000, formation of the Chevron Phillips Chemical Co. joint venture, which is accounted for under the equity method.

Improved operating earnings boosted the company's average return on capital employed for the 12 months ending June 30, 2001, to 23 percent.

Total operating expenses (operating, selling, general and administrative expenses) in the second quarter of 2001 were $1.7 billion, excluding special items, about flat with last year's second quarter. For the six-month period, total operating expenses, excluding special items, were $3.3 billion, compared with $3.2 billion in last year's first half.

Depreciation, depletion and amortization (DD&A) expense of $690 million in the second quarter of 2001, compared with $699 million in the 2000 quarter. For the six-month period, DD&A expense of $1.372 billion was $22 million higher than in the first half of 2000. Higher depreciation expenses in worldwide upstream due to increased production levels were nearly offset by the absence of depreciation from the assets contributed by Chevron to the formation of Chevron Phillips Chemical Company in July 2000. There were no special-item effects on DD&A in either period.

Taxes on income for the second quarter and first half of 2001 were $1.115 billion and $2.163 billion, respectively, compared with $1.018 billion and $1.823 billion for the comparable periods in 2000. The effective tax rates were 43 percent and 46 percent for the first half of 2001 and 2000, respectively. The decrease in the effective tax rate was primarily the result of a shift in international before-tax income from countries with higher income tax rates to countries with lower income tax rates. Partially offsetting this decrease were higher state taxes, higher prior-year tax adjustments, and lower equity affiliates' earnings as a proportion of before-tax income.

Foreign currency losses included in second quarter 2001 net income were $27 million compared with gains of $29 million in 2000. The U.S. dollar weakened against a number of currencies in the second quarter of 2001, primarily the Canadian and Australian dollars. For the six-month periods, foreign currency gains were $44 million in 2001, compared with gains of $75 million in 2000.

The following table details the company's after-tax net income by major operating area.

NET INCOME BY MAJOR OPERATING AREA

                                                              Three Months Ended          Six Months Ended
                                                                         June 30                   June 30
                                                  ------------------------------  ------------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Exploration and Production
    United States                                          $  446         $  388        $1,166      $  753
    International                                             557            580         1,246       1,233
----------------------------------------------------------------------------------------------------------
Total Exploration and Production                            1,003            968         2,412       1,986
----------------------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                             327            167           468         160
    International                                              49             20           196          29
----------------------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation                  376            187           664         189
----------------------------------------------------------------------------------------------------------
Chemicals                                                      27             51            (9)        119
All Other *                                                   (82)           (90)         (143)       (134)
----------------------------------------------------------------------------------------------------------
    Net Income                                             $1,324         $1,116        $2,924      $2,160
----------------------------------------------------------------------------------------------------------

* Includes coal-mining operations, the company's ownership in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, marketable securities, corporate center costs, insurance operations, real estate activities and certain e-businesses.


U.S. Exploration and Production
-------------------------------

                             Three Months Ended          Six Months Ended
                                        June 30                   June 30
                           --------------------        ------------------
Millions of Dollars         2001           2000          2001        2000
-------------------------------------------------------------------------
Operating Earnings          $446           $388        $1,166        $753
Special Items                  -              -             -           -
-------------------------------------------------------------------------
    Segment Income          $446           $388        $1,166        $753
-------------------------------------------------------------------------

U.S. exploration and production operating earnings of $446 million increased 15 percent in the 2001 second quarter on higher natural gas realizations, offset partially by higher operating expenses - primarily fuel costs - and exploration expenses. On a year-to-date basis, earnings of $1,166 million increased 55 percent.

The second quarter average natural gas realization was $5.52 per thousand cubic feet, compared with $3.35 in the year-ago period. Average natural gas realization for the first half of 2001 was $6.57 per thousand cubic feet, more than double the $2.87 in the year-ago period. The average crude oil realization of $23.87 per barrel in the second quarter and $24.18 for the 2001 six months declined about 6 percent from the comparable prior year periods.

Net oil-equivalent production increased about 1 percent from the 2000 second quarter and year-to-date periods. Second quarter net natural gas production averaged 1.529 billion cubic feet per day, up 2 percent from the 2000 period and
1.567 billion cubic feet per day in the first half of 2001, up 4 percent from the 2000 period. Net liquids production increased slightly to 312,000 barrels per day in the second quarter. Well workovers and development drilling projects resulted in new and enhanced production - mainly in the shallow-water shelf area of the Gulf of Mexico - more than offsetting the effects of asset sales and normal field declines. Liquids production was down marginally for the six months.

International Exploration and Production
----------------------------------------

                                                              Three Months Ended          Six Months Ended
                                                                         June 30                   June 30
                                                         -----------------------      --------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                          $557           $580        $1,246      $1,233
Special Items                                                   -              -             -           -
----------------------------------------------------------------------------------------------------------
    Segment Income*                                          $557           $580        $1,246      $1,233
----------------------------------------------------------------------------------------------------------

*  Includes Foreign Currency (Losses) Gains                  $(27)           $21           $22         $49

International exploration and production quarterly earnings of $557 million in the second quarter declined about 4 percent, mainly the result of a $48 million well write-off in Azerbaijan. Otherwise, earnings improved with higher liftings of liquids and marginally higher realizations for both liquids and natural gas. In the first half of 2001, earnings increased about 1 percent compared with last year's first half results.

International net oil-equivalent production in the 2001 second quarter and year to date rose about 4 percent from the year-ago periods. Net liquids production was 3 percent higher versus the 2000 quarter to 869,000 barrels per day, primarily the result of higher production in Kazakhstan. Net natural gas production increased 9 percent to 994 million cubic feet per day as a result of higher production in Kazakhstan, Canada and Argentina. These production increases were partially offset by declines in natural gas production in Nigeria and the United Kingdom.

On a year-to-date basis, net liquids production was 869,000 barrels per day compared with 843,000 last year, primarily the result of higher production in Kazakhstan, Argentina and Nigeria. These increases were partially offset by declines in several countries, including Indonesia, Canada and the United Kingdom. Net natural gas production increased 11 percent to 1.0 billion cubic feet per day as a result of higher production in Kazakhstan and Canada. These production increases were partially offset by declines in natural gas production in Nigeria and the United Kingdom.

Earnings for the second quarter included net foreign currency losses of $27 million, compared with gains of $21 million in 2000. The losses in the second quarter 2001 primarily reflected weakening of the U.S. dollar relative to Australian and Canadian dollars. For the six-month periods, foreign currency gains were $22 million in 2001, compared with gains of $49 million in 2000.

U.S. Refining, Marketing and Transportation
-------------------------------------------

                               Three Months Ended          Six Months Ended
                                          June 30                   June 30
                            ---------------------        ------------------
Millions of Dollars           2001           2000          2001        2000
---------------------------------------------------------------------------
Operating Earnings            $327           $167          $468        $222
Special Items                    -              -             -         (62)
---------------------------------------------------------------------------
    Segment Income            $327           $167          $468        $160
---------------------------------------------------------------------------

Operating earnings for the second quarter and first half of 2001 were $327 million and $468 million respectively, up significantly from the corresponding 2000 periods. In the first half of 2000, net income included special charges of $62 million for a patent litigation matter recorded in the first quarter.

The average refined product sales realization increased about 6 percent from the year-ago quarter to $39.95 per barrel. In the first half of 2001, the average sales realization was $39.03 compared with $37.08 last year. Significantly higher sales margins complemented higher volumes for refined products. Operating expenses increased primarily due to the higher cost of fuel used in the refining process.

Refined product sales volumes increased about 2 percent to 1,409,000 barrels per day in the second quarter and about 4 percent to 1,348,000 barrels per day for the first half of 2001. Higher value branded gasoline sales increased about 5 percent to 568,000 barrels per day in the second quarter, and to 555,000 barrels per day year to date.

International Refining, Marketing and Transportation
----------------------------------------------------

                                                              Three Months Ended          Six Months Ended
                                                                         June 30                   June 30
                                                          ----------------------       -------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                           $49            $20          $196         $29
Special Items                                                   -              -             -           -
----------------------------------------------------------------------------------------------------------
    Segment Income*                                           $49            $20          $196         $29
----------------------------------------------------------------------------------------------------------

*  Includes Foreign Currency (Losses) Gains                   $(5)           $14           $28         $34

International refining, marketing and transportation is composed primarily of Chevron's interest in Caltex Corporation, the Canadian downstream company and international shipping operations. Earnings for these businesses of $49 million in this year's second quarter and $196 million for the first six months increased significantly from $20 million and $29 million for the same periods last year. The increase was primarily from improved earnings for the shipping business. Revenues from higher freight rates and lower operating expenses accounted for the earnings increase.

Chevron's share of Caltex losses, adjusted to exclude foreign currency effects, was $12 million in the second quarter - slightly higher than the year-ago period. Lower refining margins and a prior-year tax adjustment combined to offset the benefit of an increase in refined product marketing sales. Adjusted earnings for the first six months of 2001 were $6 million, compared with losses of $33 million in 2000. In the 2000 period, a rapid rise in crude oil costs could not be immediately recovered in the marketplace due to competitive pressures. The 2001 period benefited from more favorable conditions during the first quarter when feedstock costs were more stable and refined products margins increased. The Asia-Pacific market continues to suffer from excess supply conditions for refined products, limiting the company's ability to raise prices to recover costs and improve margins.

Chevron's total international downstream sales volumes increased 11 percent from the 2000 second quarter to 823,000 barrels per day and 8 percent in the first half to 813,000 barrels per day. The company's share of an affiliate's sales of residual fuels and marine lubes accounted for most of the increase in both periods.

Chemicals
---------

                                                              Three Months Ended          Six Months Ended
                                                                         June 30                   June 30
                                                          ----------------------        ------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings (Losses)*                                  $27            $51           $(9)       $119
Special Items                                                   -              -             -           -
----------------------------------------------------------------------------------------------------------
    Segment Income (Loss)*                                    $27            $51           $(9)       $119
----------------------------------------------------------------------------------------------------------

*  Includes Foreign Currency Losses                           $(1)           $(2)          $(5)        $(2)

Operating earnings were $27 million for chemical operations in this year's second quarter, down $24 million from last year's second quarter - the result of lower earnings by the 50 percent-owned affiliate, Chevron Phillips Chemical Company LLC. Deterioration of this affiliate's product sales margins, lower sales volumes and interest expense on the affiliate's debt more than offset the benefit in the second quarter of 2001 from business interruption insurance for an incident that occurred in early 2000. On a year-to-date basis, chemicals operations posted a loss of $9 million compared with earnings of $119 million a year ago. Demand continues to be weak because of the slowing U.S. economy while prices are restrained by worldwide industry over-capacity and the strong U.S. dollar.

All Other
---------

                                                              Three Months Ended          Six Months Ended
                                                                         June 30                   June 30
                                                            --------------------        ------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Net Operating Charges*                                       $(22)          $(65)        $ (83)      $(109)
Special Items                                                 (60)           (25)          (60)        (25)
----------------------------------------------------------------------------------------------------------
    Net Charges*                                             $(82)          $(90)       $ (143)      $(134)
----------------------------------------------------------------------------------------------------------

*  Includes Foreign Currency Gains (Losses)                    $6            $(4)          $(1)        $(6)

All Other activities include coal-mining operations, the company's ownership interest in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, insurance operations, real estate activities and certain e-businesses. Results in this year's second quarter and six months included special charges of $60 million for prior-year tax adjustments and expenses associated with the pending merger with Texaco. Prior-year tax adjustments increased net charges by $25 million in the 2000 second quarter and six months.

Chevron's share of Dynegy's operating earnings increased $21 million to $35 million in the second quarter and doubled to $69 million for the first six months of 2001 on the strength of Dynegy's core energy marketing and trading business.

The company's coal operations had earnings of $7 million in the second quarter of 2001, compared with an operating loss of $2 million in last year's second quarter. Six-month operating earnings were $13 million in 2001, up from $1 million last year. The improvement was due to higher sales volumes this year and the absence of the negative effects of last year's union work stoppages at two of the company's mines that began in May and did not end until early August last year.

Net operating charges from other activities were $64 million in the second quarter and $165 million for the first six months of 2001, compared with $77 million and $143 million in the comparable 2000 periods. In the second quarter, favorable effects of lower interest expense and higher interest income more than offset increases in other corporate charges. For the six-month periods, increases in other corporate charges, including merger-related expenses, exceeded the favorable effect of lower net interest expense.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $2.895 billion at June 30, 2001 - about a $1 billion increase from year-end 2000. Cash provided by operating activities was $4.855 billion in the first half of 2001, up $1.017 billion from the corresponding 2000 period. Capital expenditures and dividend payments to stockholders totaled $3.168 billion in the first half of 2001. Cash provided by operating activities in 2001 benefited from the significantly higher natural gas and refined product prices and higher OEG production volumes.

Total debt and capital lease obligations were $6.709 billion at June 30, 2000, an increase of $477 million from year-end 2000. A net increase of about $925 million in short-term debt (excluding the current portion of long-term debt due within 12 months) was partially offset by a decrease of about $430 million in long-term debt (including the current portion of long-term debt due within 12 months). These transactions included a non-cash reduction of $100 million of ESOP debt, a scheduled repayment of $90 million of other long-term debt, and, in February 2001, the repurchase of $235 million of 7.45 percent notes due 2004. Redemption notices were issued for the remaining $115 million of 7.45 percent notes with a call date of August 15, 2001. The company's debt ratio (total debt to total-debt-plus-equity) was 23.2 percent at June 30, 2001, down from 23.8 percent at year-end 2000. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In order to allow Chevron to maintain active relationships with institutional investors in its commercial paper, the company continues a program instituted in 2000 under which it sells commercial paper and reinvests the borrowed funds in money market instruments with similar terms. As a result of this program, net commercial paper borrowings in the first half of 2001 and net purchases of short-term investments rose $666 million from year-end 2000 levels.

In the second quarter 2001, Chevron loaned $418 million to Caltex Corporation, and its subsidiaries, for the purpose of replacing some of Caltex's existing bank financing. These loans bear interest at market-based floating rates.

At June 30, 2001, Chevron had $3.2 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year. These facilities support commercial paper borrowing and also can be used for general requirements. No borrowings were outstanding under these facilities at June 30, 2001.

The company benefits from lower interest rates available on short-term debt; however, Chevron's proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at relatively low levels. The current ratio was 1.09 at June 30, 2001, up slightly from December 31, 2000. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.799 billion at June 30, 2001. Short-term debt of $2.725 billion was reclassified to long-term debt because settlement of these obligations is not expected to require the use of working capital during the next twelve months. The company has the intent and the ability, as evidenced by committed credit arrangements, to refinance its short-term debt on a long-term basis. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

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

On July 25, 2001, Chevron declared a quarterly dividend of 65 cents per share, unchanged from the preceding quarter.

Worldwide capital and exploratory expenditures for the first half of 2001, including the company's share of affiliates' expenditures, were $3.325 billion, compared with $2.448 billion in the first half of 2000. Expenditures for international exploration and production projects were $1.589 billion, or 48 percent of total expenditures, reflecting the company's continued emphasis on increasing international oil and gas production. In the first half of 2001, expenditures included the acquisition of an additional 5 percent interest in the Tengizchevroil affiliate. Expenditures for the first half of 2000 included an additional investment of about $300 million in Dynegy Inc.

                         CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA

                                                             Three Months Ended          Six Months Ended
                                                                         June 30                  June 30
                                                       -------------------------    ---------------------
Millions of Dollars                                           2001          2000        2001         2000
---------------------------------------------------------------------------------------------------------
United States
     Exploration and Production                             $  369        $  352       $  738      $  562
     Refining, Marketing and Transportation                    106            94          200         175
     Chemicals                                                  54            42           66          65
     All Other                                                  90           182          458*        483
                                                       --------------------------------------------------
Total United States                                            619           670        1,462       1,285
                                                       --------------------------------------------------

International
     Exploration and Production                                533           442        1,589         898
     Refining, Marketing and Transportation                    147           128          262         236
     Chemicals                                                   8            13           12          29
                                                       --------------------------------------------------
Total International                                            688           583        1,863       1,163
                                                       --------------------------------------------------
Worldwide                                                   $1,307        $1,253       $3,325      $2,448
                                                       --------------------------------------------------

* Includes restatement for an additional $282 million of affiliate expenditures not included in the first quarter report.


                          SELECTED OPERATING DATA (1),(2)

                                                                Three Months Ended         Six Months Ended
                                                                           June 30                  June 30
                                                             ---------------------    ---------------------
                                                                   2001       2000        2001         2000
-----------------------------------------------------------------------------------------------------------
U.S. Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         312        309         305          308
    Net Natural Gas Production (MMCFPD)                           1,529      1,506       1,567        1,512
    Sales of Natural Gas (MMCFPD)                                 3,492      3,353       3,565        3,342
    Sales of Natural Gas Liquids (MBPD)                             161        160         174          137
    Revenue from Net Production
       Crude Oil ($/Bbl.)                                        $23.87     $25.39      $24.18       $25.79
       Natural Gas ($/MCF)                                       $ 5.52     $ 3.35      $ 6.57       $ 2.87

International Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         869        841         869          843
    Net Natural Gas Production (MMCFPD)                             994        913       1,010          914
    Sales of Natural Gas (MMCFPD)                                 1,742      1,801       1,732        1,926
    Sales of Natural Gas Liquids (MBPD)                              68         57          66           63
    Revenue from Liftings
       Liquids ($/Bbl.)                                          $25.99     $25.93      $25.22       $25.84
       Natural Gas ($/MCF)                                       $ 2.70     $ 2.21      $ 2.89       $ 2.22
    Other Produced Volumes (MBPD) (3)                               104        141         108          127

U.S. Refining, Marketing and Transportation
    Sales of Gasoline (MBPD) (4)                                    722        729         693          687
    Sales of Other Refined Products (MBPD)                          687        653         655          610
    Refinery Input (MBPD)                                         1,009      1,021         952          919
    Average Refined Product Sales Price ($/Bbl.)                 $39.95     $37.65      $39.03       $37.08

International Refining, Marketing and Transportation
    Sales of Refined Products (MBPD) (5)                            823        741         813          756
    Refinery Input (MBPD)                                           409        416         411          407

------------------------------------------------------------------------------------------------------------------

(1)  Includes equity in affiliates.
(2)  MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF =  thousand cubic feet
(3)  Represents total field production under the Boscan operating service agreement in Venezuela, and other operating service agreements.
(4)  Includes branded and unbranded gasoline.
(5)  2000 amounts restated.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A.    Richmond Refinery - Resolution of Outstanding Notices of Violation
The Company has entered into a Settlement Agreement with the Bay Area Air Quality Management District with respect to 52 Notices of Violation issued between 1998 and 2001 to the Company's Richmond Refinery. The alleged violations involve various District regulations and permit conditions applicable to the Refinery. The Company has agreed under the Settlement Agreement to pay a penalty of $300,000 and has agreed to surrender ten tons per year of emission reduction credits for precursor organic compound/volatile organic compound emissions.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on April 25, 2001.

Voters elected nine incumbent directors for one-year terms. The vote tabulation for individual directors was:


                       Shares                                Shares
 Directors              For                                Withheld
 ------------------------------------------------------------------
 S. H. Armacost        520,649,834                        6,077,734
 S. L. Ginn            521,658,043                        5,069,525
 C. A. Hills           521,147,997                        5,579,571
 J. B. Johnston        521,013,884                        5,713,684
 R. H. Matzke          521,066,635                        5,660,933
 D. J. O'Reilly        521,822,139                        4,905,429
 F. A. Shrontz         521,370,608                        5,356,960
 C. Ware               520,967,009                        5,760,559
 J. A. Young           521,446,364                        5,281,204

Voters approved amending Chevron's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from two billion shares of $.75 par value to four billion shares of $.75 par value, subject to stockholder approval and consummation of the merger of Chevron and Texaco, by a vote of 508,437,679 (97.3 percent) for and 14,297,258 (2.7 percent) against. There were also 3,989,937 abstentions and 2,694 broker non-votes.

Voters approved the appointment of PricewaterhouseCoopers LLP as the company's independent accountants by a vote of 505,470,681 (96.6 percent) for and 17,567,712 (3.4 percent) against. There were also 3,689,184 abstentions.

A stockholder proposal to eliminate Bioaccumulative Halogenated Pollutants at the company's facilities was rejected. There were 31,855,549 votes (7.5 percent) for the proposal and 391,173,462 votes (92.5 percent) against. There were also 18,534,418 abstentions and 85,164,139 broker non-votes.

A stockholder proposal to report on potential environmental damage to the Arctic National Wildlife Refuge was rejected. There were 43,440,369 votes (10.3 percent) for the proposal and 376,787,481 votes (89.7 percent) against. There were also 21,341,873 abstentions and 85,157,845 broker non-votes.

A stockholder proposal to report on greenhouse gas emissions was rejected. There were 40,271,902 votes (9.6 percent) for the proposal and 378,189,863 votes (90.4 percent) against. There were also 23,103,467 abstentions and 85,162,336 broker non-votes.

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

      None


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




Date         August 9, 2001                     /s/ S.J. Crowe
      -------------------------      -------------------------------------------
                                     S. J. Crowe, Vice President and Comptroller
                                        (Principal Accounting Officer and
                                            Duly Authorized Officer)