Form 10-Q
period 2001-09-30
CHEVRONTEXACO CORP
filed 2001-11-13
CIK 93410

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-368-2


                            ChevronTexaco Corporation
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

                               Chevron Corporation
          -----------------------------------------------------------
         (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X          No
                                            ----------        -----------




Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                          Outstanding as of September 30, 2001
----------------------------------        ------------------------------------
  Common stock, $.75 par value                        642,482,348

================================================================================

                                      INDEX
                                                                      Page No.
             Cautionary Statements Relevant to Forward-Looking
             Information for the Purpose of "Safe Harbor" Provisions
             of the Private Securities Litigation Reform Act of 1995       1

PART I.      FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Consolidated Statement of Income for the three months
              and nine months ended September 30, 2001 and 2000            2

             Consolidated Statement of Comprehensive Income for
              the three months and nine months ended
               September 30, 2001 and 2000                                 2

             Consolidated Balance Sheet at September 30, 2001
              and December 31, 2000                                        3

             Consolidated Statement of Cash Flows for
              the nine months ended September 30, 2001 and 2000            4

             Notes to Consolidated Financial Statements                 5-14

 Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations             15-25

PART II.     OTHER INFORMATION

 Item 1.     Legal Proceedings                                            26

 Item 4.     Submission of Matters to a Vote of Security Holders          26

 Item 6.     Listing of Exhibits and Reports on Form 8-K               26-27

 Signature                                                                28

 Exhibit     Computation of Ratio of Earnings to Fixed Charges            29


        CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR
                 THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains forward-looking statements relating to former Chevron (now ChevronTexaco) operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as "anticipates," "expects," "intends," "plans," "projects," "believes," "seeks," "estimates" and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; inability of the company's joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected production from existing and future oil and gas development projects; potential delays in the development, construction or start-up of planned projects; the ability to successfully integrate the operations of Chevron, Texaco and Caltex and realize the expected associated synergies; potential disruption or interruption of the company's production or manufacturing facilities due to accidents, political events or other unexpected damage; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental regulations (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

                          PART I. FINANCIAL INFORMATION

                      CHEVRON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                 September 30                      September 30
                                                     ------------------------           -----------------------
Millions of Dollars,  Except Per-Share Amounts             2001          2000                2001          2000
---------------------------------------------------------------------------------------------------------------
Revenues and Other Income
Sales and other operating revenues*                    $ 11,563      $ 12,997             $36,245       $37,364
Income from equity affiliates                               162           276                 625           647
Other income                                                184           348                 343           561
                                                     ----------------------------------------------------------
   Total Revenues and Other Income                       11,909        13,621              37,213        38,572
                                                     ----------------------------------------------------------
Costs and Other Deductions
Purchased crude oil and products                          6,141         6,953              18,730        20,460
Operating expenses                                        1,166         1,359               3,612         3,901
Selling, general and administrative expenses                537           399               1,440         1,162
Exploration expenses                                         75            98                 360           317
Depreciation, depletion and amortization                    713           801               2,085         2,151
Taxes other than on income*                               1,253         1,240               3,713         3,572
Interest and debt expense                                    65           101                 227           356
                                                     ----------------------------------------------------------
   Total Costs and Other Deductions                       9,950        10,951              30,167        31,919
                                                     ----------------------------------------------------------
   Income Before Income Tax Expense                       1,959         2,670               7,046         6,653
   Income Tax Expense                                       791         1,139               2,954         2,962
                                                     ----------------------------------------------------------
Net Income                                             $  1,168      $  1,531             $ 4,092       $ 3,691
                                                     ==========================================================

Per Share of Common Stock:
   Net Income                 - Basic                  $   1.82      $   2.36             $  6.37       $  5.66
                              - Diluted                $   1.82      $   2.35             $  6.36       $  5.65
   Dividends                                           $   0.65      $   0.65             $  1.95       $  1.95

Weighted Average Number of
 Shares Outstanding (000s)    - Basic                   643,326       648,520             642,750       652,641
                              - Diluted                 644,474       649,577             644,103       653,827

*   Includes consumer excise taxes; 2000 conformed
    to 2001 presentation.                              $  1,074      $  1,067             $ 3,141       $ 3,029

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                 September 30                      September 30
                                                     ------------------------           -----------------------
Millions of Dollars                                        2001          2000                2001          2000
---------------------------------------------------------------------------------------------------------------
Net Income                                             $  1,168     $   1,531            $  4,092      $  3,691
                                                     ----------------------------------------------------------
   Net derivatives (loss) gain on hedge transactions         (7)            -                   9             -

   Currency translation adjustment                           14             -                   -            (3)

   Unrealized holding gain on securities
    arising during period                                    20            55                  28            59
   Less: reclassification adjustment for gains
    included in net income                                    -           (99)                  -           (99)
                                                     ----------------------------------------------------------
   Net change during period                                  20           (44)                 28           (40)
                                                     ----------------------------------------------------------
   Minimum pension liability adjustment                       -             -                   -           (15)
                                                     ----------------------------------------------------------
 Other Comprehensive Income (Loss), net of tax               27           (44)                 37           (58)
                                                     ----------------------------------------------------------
Comprehensive Income                                   $  1,195     $   1,487            $  4,129      $  3,633
                                                     ==========================================================

See accompanying notes to consolidated financial statements.

                      CHEVRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                         At September 30             At December 31
Millions of Dollars                                                                 2001                       2000
-------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS

Cash and cash equivalents                                                       $  3,417                   $  1,896
Marketable securities                                                              1,691                        734
Accounts and notes receivable                                                      3,119                      3,837
Inventories:
    Crude oil and petroleum products                                                 611                        631
    Chemicals                                                                        196                        191
    Materials, supplies and other                                                    246                        250
                                                                             --------------------------------------
                                                                                   1,053                      1,072
Prepaid expenses and other current assets                                            657                        674
                                                                             --------------------------------------
       Total Current Assets                                                        9,937                      8,213
Long-term receivables                                                                733                        802
Investments and advances                                                           9,524                      8,107

Properties, plant and equipment, at cost                                          53,738                     51,908
Less: accumulated depreciation, depletion and amortization                        30,697                     29,014
                                                                             --------------------------------------
    Properties, plant and equipment, net                                          23,041                     22,894
Deferred charges and other assets                                                  1,294                      1,248
                                                                             --------------------------------------
            Total Assets                                                        $ 44,529                   $ 41,264
                                                                             ======================================
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                                 $  1,519                   $  1,079
Accounts payable                                                                   2,840                      3,163
Accrued liabilities                                                                1,308                      1,530
Federal and other taxes on income                                                  2,052                      1,479
Other taxes payable                                                                  425                        423
                                                                             --------------------------------------
       Total Current Liabilities                                                   8,144                      7,674
Long-term debt                                                                     4,804                      4,872
Capital lease obligations                                                            261                        281
Deferred credits and other non-current obligations                                 1,652                      1,768
Deferred income taxes                                                              4,834                      4,908
Reserves for employee benefit plans                                                1,831                      1,836
                                                                             --------------------------------------
       Total Liabilities                                                          21,526                     21,339
                                                                             --------------------------------------
Preferred stock (authorized 100,000,000
    shares, $1.00 par value, none issued)                                              -                          -
Common stock (authorized 2,000,000,000 shares,
   712,487,068 shares issued, $.75 par value)                                        534                        534
Capital in excess of par value                                                     2,786                      2,758
Deferred compensation                                                               (511)                      (611)
Accumulated other comprehensive loss                                                (143)                      (180)
Retained earnings                                                                 23,757                     20,909
Treasury stock, at cost (70,004,720 and 71,427,097 shares
    at September 30, 2001 and December 31, 2000, respectively)                    (3,420)                    (3,485)
                                                                             --------------------------------------
       Total Stockholders' Equity                                                 23,003                     19,925
                                                                             --------------------------------------
           Total Liabilities and Stockholders' Equity                           $ 44,529                   $ 41,264
                                                                             ======================================

See accompanying notes to consolidated financial statements.


                      CHEVRON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                                  Nine Months Ended
                                                                                                       September 30
                                                                                -----------------------------------
Millions of Dollars                                                                          2001              2000
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                           $ 4,092           $ 3,691
     Adjustments
       Depreciation, depletion and amortization                                             2,085             2,151
       Dry hole expenses*                                                                     214               168
       Distributions less than income from equity affiliates                                 (205)             (247)
       Net before-tax gains on asset retirements and sales                                    (85)             (215)
       Net foreign exchange gains                                                             (37)              (80)
       Deferred income tax provision                                                           47               285
       Net decrease in operating working capital                                              743               752
       Other, net                                                                             (19)               47
                                                                                -----------------------------------
          Net Cash Provided by Operating Activities                                         6,835             6,552
                                                                                -----------------------------------
Investing Activities
     Capital expenditures*                                                                 (3,216)           (2,898)
     Proceeds from asset sales                                                                197               381
     Other investing cash flows, net                                                            4               857
     Net (purchases) sales of marketable securities                                          (265)              208
     Net purchases of other short-term investments                                           (665)             (748)
                                                                                -----------------------------------
          Net Cash Used for Investing Activities                                           (3,945)           (2,200)
                                                                                -----------------------------------
Financing Activities
     Net borrowings (payments) of short-term obligations                                      938            (1,722)
     Proceeds from issuance of long-term debt                                                  34                25
     Loans to equity affiliate                                                               (418)                -
     Repayments of long-term debt and other financing obligations                            (733)             (127)
     Cash dividends paid                                                                   (1,255)           (1,272)
     Net issuances (purchases) of treasury shares                                              73            (1,259)
                                                                                -----------------------------------
          Net Cash Used for Financing Activities                                           (1,361)           (4,355)
                                                                                -----------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                   (8)                -
                                                                                -----------------------------------
Net Change in Cash and Cash Equivalents                                                     1,521                (3)
Cash and Cash Equivalents at January 1                                                      1,896             1,345
                                                                                -----------------------------------
Cash and Cash Equivalents at September 30                                                 $ 3,417           $ 1,342
                                                                                ===================================

* Certain 2000 amounts have been reclassified to conform to the 2001 presentation

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of the former Chevron Corporation and its subsidiaries (the company), have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items described in Note 3.

On October 9, 2001, Texaco Inc. (Texaco) became a wholly owned subsidiary of Chevron Corporation pursuant to a merger transaction and Chevron Corporation changed its name to ChevronTexaco Corporation. Except for the summarized financial data for the combined companies presented in Note 2, and unless otherwise indicated elsewhere, the information provided in these financial statements and corresponding notes is the information for Chevron Corporation on a stand-alone basis.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with Chevron's 2000 Annual Report on Form 10-K.

The results for the three- and nine-month periods ended September 30, 2001, are not necessarily indicative of future financial results.

Note 2.  Merger with Texaco Inc.

The Texaco merger transaction was accounted for as a pooling of interests. Each share of Texaco common stock was converted on a tax-free basis into 0.77 shares of ChevronTexaco common stock. As part of the merger, Chevron issued approximately 425 million shares of common stock, representing about 40 percent of the outstanding ChevronTexaco common stock after the merger.

The following table presents summarized financial data for the combined company for periods prior to the merger.

                                                          Nine Months Ended                              Year Ended
                                                               September 30                             December 31
                                                     ----------------------       ---------------------------------
Millions of dollars, except per-share amounts             2001         2000         2000         1999          1998
-------------------------------------------------------------------------------------------------------------------
Revenues and Other Income
-------------------------
   Chevron                                             $37,213      $38,572    $  52,129      $36,586       $30,557
   Texaco(1)                                            39,469       38,478       53,520       37,779        33,800
   Adjustments/Eliminations(2)                           7,400        9,722       13,481       11,348         8,901
                                                     --------------------------------------------------------------
ChevronTexaco                                          $84,082      $86,772    $ 119,130      $85,713       $73,258
                                                     ==============================================================

(1) Includes certain reclassification adjustments to conform to historic Chevron presentation.
(2) Consolidation of former equity operations and intercompany eliminations.

Net Income
----------
   Chevron                                             $ 4,092      $ 3,691      $ 5,185      $ 2,070       $ 1,339
   Texaco                                                1,718        1,997        2,542        1,177           578
                                                      -------------------------------------------------------------
ChevronTexaco                                          $ 5,810      $ 5,688      $ 7,727      $ 3,247       $ 1,917
                                                      =============================================================
Per share of Common Stock:

  Basic                                                   5.47         5.30         7.23         3.01          1.76
  Diluted                                                 5.45         5.29         7.21         3.00          1.75

In connection with the merger, fees and expenses for Chevron and Texaco - mainly for investment bankers, attorneys, accountants, SEC filings and financial printing - totaled $80 million from announcement of the merger in October 2000 through September 30, 2001. Of this amount, $55 million was recorded in 2001. Other merger-related expenses - mainly for special studies, information technology and telecommunication linkage, meetings and travel - totaled $100 million through September 30, 2001, substantially all of which was recorded in 2001. Through October 31, 2001, fees and expenses approximated $120 million, and other merger-related expenses approximated $110 million.

Significant other merger-related expenses are expected to be incurred from the October 2000 merger announcement through the end of 2003. In addition to the types of costs described above, significant charges will also be recorded for employee termination payments, employee and office relocations, alignment of the major accounting and information systems, and the elimination of redundant facilities and operations. Quantification of these one-time expenses, as well as the estimated annual savings from operating synergies made possible by the merger, will be communicated later in the fourth quarter.

As a condition of approving the Texaco merger transaction, the U.S. Federal Trade Commission (FTC) required the disposition of certain Texaco assets, including investments in Equilon and Motiva - two joint ventures engaged in U.S. refining, marketing and transportation businesses; other interests in U.S. natural gas processing and transportation facilities; and a portion of the general aviation fuel marketing business. Associated carrying values were $2,224 million at September 30, 2001. Net income from these assets for the year ended December 31, 2000, and nine months ended September 30, 2001 and 2000, was approximately $216 million, $367 million and $156 million, respectively. On October 9, 2001, Texaco placed its interests in Equilon and Motiva into a trust, as required by the FTC. Based on the terms of an October 2001 Memorandum of Understanding (MOU) with Shell Oil Company (Shell) and Saudi Refining Inc., Texaco recorded an after-tax charge of $496 million in the third quarter 2001 as an impairment of its investments in Equilon and Motiva. This charge was partially offset by tax benefits of $103 million. If the terms of the MOU are implemented, cash proceeds from the sale will be $2,150 million, including a $50 million deferred dividend distribution from Motiva. The sale of the portion of Texaco's general aviation fuel marketing business was completed in October 2001, and cash proceeds were not significant.

Note 3. Net Income

Net income for the third quarter 2001 included net charges of $31 million for special items, compared with net charges of $116 million in the 2000 third quarter. The 2001 third quarter included special charges of $43 million associated with the write-down of chemicals assets and associated tax adjustments; and $37 million for merger-related expenses. These charges were partially offset by a gain of $49 million from the sale of the company's interest in a U.S. exploration and production equity affiliate.

Net income for the first nine months of 2001 included net charges of $91 million from special items, compared with net charges of $203 million in the comparable 2000 period. In addition to the third quarter 2001 net special charges of $31 million noted above, the nine-month 2001 results included special charges of $60 million for additional merger-related expenses and prior-year tax adjustments.

Foreign currency gains included in third quarter 2001 net income were $26 million, compared with gains of $75 million in 2000. For the nine-month periods, foreign currency gains were $69 million in 2001, compared with gains of $150 million in the comparable 2000 period.

Note 4. Information Relating to the Statement of Cash Flows

The "Net decrease in operating working capital" is composed of the following:

                                                                        Nine Months Ended
                                                                             September 30
                                                            -----------------------------
Millions of Dollars                                                2001              2000
-----------------------------------------------------------------------------------------
Decrease (increase) in accounts and notes receivable            $   710          $   (573)
Decrease (increase) in inventories                                   19               (59)
Increase in prepaid expenses and other current assets               (41)              (98)
(Decrease) increase in accounts payable and accrued liabilities    (546)              481
Increase in income and other taxes payable                          601             1,001
-----------------------------------------------------------------------------------------

     Net decrease in operating working capital                  $   743          $    752
-----------------------------------------------------------------------------------------

"Net Cash Provided by Operating Activities" includes the following cash payments for interest on debt and for income taxes:

                                                                         Nine Months Ended
                                                                              September 30
                                                              ----------------------------
 Millions of Dollars                                                2001              2000
------------------------------------------------------------------------------------------
 Interest paid on debt (net of capitalized interest)             $   274           $   352
 Income taxes paid                                               $ 2,333           $ 1,766
------------------------------------------------------------------------------------------


The "Net (purchases) sales of marketable securities" consists of the following gross amounts:

                                                                         Nine Months Ended
                                                                              September 30
                                                              ----------------------------
 Millions of Dollars                                                2001              2000
------------------------------------------------------------------------------------------
 Marketable securities purchased                                 $(2,240)          $(1,955)
 Marketable securities sold                                        1,975             2,163
------------------------------------------------------------------------------------------

      Net (purchases) sales of marketable securities             $  (265)          $   208
------------------------------------------------------------------------------------------


 "Other investing cash flows, net" included $835 million paid to Chevron in July 2000 by its affiliate, Chevron Phillips Chemical Company LLC.

"Net purchases of other short-term investments," of $665 million in 2001 and $748 million in 2000, were in a variety of short-term money market instruments, with maturities similar to the company's commercial paper portfolio.

The major components of "Capital expenditures" and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity affiliates, presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented in the following table.

                                                                           Nine Months Ended
                                                                                September 30
                                                                    ------------------------
Millions of Dollars                                                         2001        2000
--------------------------------------------------------------------------------------------
Additions to properties, plant and equipment                             $ 2,242 (1) $ 2,137
Additions to investments                                                     827         627
Current year dry-hole expenditures                                           169         141
Payments for other liabilities and assets, net                               (22)         (7)
                                                                    ------------------------
Capital expenditures                                                       3,216       2,898
Other exploration expenditures                                               146         149
Payments of long-term debt and other financing obligations                   210 (2)       7
                                                                    ------------------------
Capital and exploratory expenditures, excluding equity affiliates          3,572       3,054
Equity in affiliates                                                         933         628
                                                                    ------------------------
Capital and exploratory expenditures, including equity affiliates        $ 4,505     $ 3,682
                                                                    ========================

(1)Net of non-cash reclassification of $80.
(2)Represents a deferred payment related to 1993 acquisition of an interest in the Tengizchevroil joint venture.

The Consolidated Statement of Cash Flows excludes the following additional non-cash transactions:

The company's Employee Stock Ownership Plan (ESOP) repaid $100 million and $10 million of matured debt guaranteed by Chevron Corporation in January of 2001 and 2000, respectively. These payments were recorded by the company as a reduction in its debt outstanding and in "Deferred Compensation."

The company combined its petrochemicals businesses with those of Phillips Petroleum Company in July 2000. An increase in Chevron's "Investments and advances" of $2.8 billion resulted primarily from the contribution of "Properties, plant and equipment"of $2.1 billion, net working capital assets of $0.6 billion, and investments and advances of $0.1 billion.

Note 5.  Operating Segments and Geographic Data

Chevron managed its exploration and production; refining, marketing and transportation; and chemicals businesses separately.

"All Other" activities included the company's share of earnings from and investment in Dynegy Inc., corporate administrative costs, worldwide cash management and debt financing activities, coal mining operations, insurance operations, real estate activities and certain e-businesses. The company's primary country of operation was the United States of America, its country of domicile. Activities in no other country met the materiality requirements for separate disclosure.

Chevron evaluated the performance of its operating segments on an after-tax basis, excluding the effects of debt financing interest expense or investment interest income, both of which are managed on a worldwide basis. Corporate administrative costs and assets were not allocated to the operating segments; however, operating segments were billed for direct corporate services. Nonbillable costs remained as corporate center expenses. Net income by segment for the three- and nine-month periods ended September 30, 2001 and 2000, is presented in the following table.

                                                                Three Months Ended           Nine Months Ended
                                                                      September 30                September 30
                                                          -------------------------   ------------------------
Millions of Dollars                                               2001         2000         2001          2000
--------------------------------------------------------------------------------------------------------------
Exploration and Production
  United States                                                $   330      $   522      $ 1,496       $ 1,275
  International                                                    502          718        1,748         1,951
                                                          ----------------------------------------------------
Total Exploration and Production                                   832        1,240        3,244         3,226
                                                          ----------------------------------------------------
Refining, Marketing and Transportation
  United States                                                    317          105          785           265
  International                                                     72           47          268            76
                                                          ----------------------------------------------------
Total Refining, Marketing and Transportation                       389          152        1,053           341
                                                          ----------------------------------------------------
Chemicals
  United States                                                    (69)           3         (102)           93
  International                                                     21           21           45            50
                                                          ----------------------------------------------------
Total Chemicals                                                    (48)          24          (57)          143
                                                          ----------------------------------------------------

Total Segment Income                                             1,173        1,416        4,240         3,710

Interest Expense                                                   (43)         (70)        (151)         (246)
Interest Income                                                     29           22           84            57
Other                                                                9          163          (81)          170
                                                          ----------------------------------------------------
Net Income                                                     $ 1,168      $ 1,531      $ 4,092       $ 3,691
                                                          ====================================================

Operating segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2001 and 2000, are presented in the following table. Chemicals segment revenues for the 2000 period were derived from the manufacture and sale of petrochemicals, plastic resins, and lube oil and fuel additives. In 2001, only revenues from the manufacture and sale of lube oil and fuel additives are included, following the formation of the Chevron Phillips Chemicals Company LLC joint venture in July 2000, which is accounted for under the equity method.

                                                                 Three Months Ended          Nine Months Ended
                                                                       September 30               September 30
                                                          -------------------------   ------------------------
Millions of Dollars                                               2001         2000         2001          2000
--------------------------------------------------------------------------------------------------------------
Exploration and Production
--------------------------
  United States                                                $ 1,229     $  1,693      $ 5,051       $ 4,254
  International                                                  2,185        2,696        7,173         7,644
                                                          ----------------------------------------------------
                                                                 3,414        4,389       12,224        11,898
  Intersegment Elimination - United States                        (728)        (863)      (2,270)       (2,343)
  Intersegment Elimination - International                        (987)      (1,183)      (3,182)       (3,426)
                                                          ----------------------------------------------------
Total Exploration and Production                                 1,699        2,343        6,772         6,129
                                                          ----------------------------------------------------
Refining, Marketing and Transportation
--------------------------------------
  United States                                                  7,660        8,160       22,747        22,337
  International                                                  1,863        2,198        5,737         6,460
                                                          ----------------------------------------------------
                                                                 9,523       10,358       28,484        28,797
  Intersegment Elimination - United States                         (32)         (30)         (86)         (312)
  Intersegment Elimination - International                          (4)          (1)         (12)           (8)
                                                          ----------------------------------------------------
Total Refining, Marketing and Transportation                     9,487       10,327       28,386        28,477
                                                          ----------------------------------------------------
Chemicals
---------
  United States                                                    107           82          286         2,055
  International                                                    188          193          560           593
                                                          ----------------------------------------------------
                                                                   295          275          846         2,648
  Intersegment Elimination - United States                         (21)         (20)         (63)         (119)
                                                          ----------------------------------------------------
Total Chemicals                                                    274          255          783         2,529
                                                          ----------------------------------------------------
All Other
---------
  United States                                                    117           93          337           294
  International                                                      4            4           14            12
                                                          ----------------------------------------------------
                                                                   121           97          351           306
  Intersegment Elimination - United States                         (16)         (23)         (41)          (69)
  Intersegment Elimination - International                          (2)          (2)          (6)           (8)
                                                          ----------------------------------------------------
Total All Other                                                    103           72          304           229
                                                          ----------------------------------------------------
Sales and Other Operating Revenues
----------------------------------
  United States                                                  9,113       10,028       28,421        28,940
  International                                                  4,240        5,091       13,484        14,709
                                                          ----------------------------------------------------
                                                                13,353       15,119       41,905        43,649
  Intersegment Elimination - United States                        (797)        (936)      (2,460)       (2,843)
  Intersegment Elimination - International                        (993)      (1,186)      (3,200)       (3,442)
                                                          ----------------------------------------------------
Total Sales and Other Operating Revenues                       $11,563     $ 12,997      $36,245       $37,364
                                                          ====================================================

Segment assets at September 30, 2001, and December 31, 2000, are presented in the following table. Segment assets do not include intercompany investments or intercompany receivables.

                                                                   At September 30      At December 31
Millions of Dollars                                                           2001                2000
------------------------------------------------------------------------------------------------------
Exploration and Production
   United States                                                          $  5,428            $  5,568
   International                                                            14,959              14,493
                                                                 -------------------------------------
Total Exploration and Production                                            20,387              20,061
                                                                 -------------------------------------

Refining, Marketing and Transportation
   United States                                                             8,188               8,365
   International                                                             4,273               3,941
                                                                 -------------------------------------
Total Refining, Marketing and Transportation                                12,461              12,306
                                                                 -------------------------------------

Chemicals
   United States                                                             2,179               2,342
   International                                                               714                 728
                                                                 -------------------------------------
Total Chemicals                                                              2,893               3,070
                                                                 -------------------------------------

                                                                 -------------------------------------
Total Segment Assets                                                        35,741              35,437
                                                                 -------------------------------------
All Other
   United States                                                             5,413               4,398
   International                                                             3,375               1,429
                                                                 -------------------------------------
Total All Other                                                              8,788               5,827
                                                                 -------------------------------------

Total Assets - United States                                                21,208              20,673
Total Assets - International                                                23,321              20,591
------------------------------------------------------------------------------------------------------
Total Assets                                                               $44,529             $41,264
======================================================================================================

Note 6. Gain from the Equity Accounting Effect of Common Stock Transactions by Dynegy Inc.

In accordance with its accounting policy under the Securities and Exchange Commission's Staff Accounting Bulletin No. 51 (SAB 51), the company recorded, as part of other income, a before-tax gain of $42 million in the third quarter 2000, resulting mainly from stock issuances by its Dynegy Inc. (Dynegy) affiliate related to employee stock option programs. Income tax expense includes $15 million for deferred income taxes related to these transactions. In the fourth quarter 2000, the company recorded an additional special before-tax gain of about $119 million related to Dynegy's public common stock offering in October 2000.

Note 7.  Summarized Financial Data - Chevron U.S.A. Inc.

At September 30, 2001, Chevron U.S.A. Inc. was Chevron Corporation's principal operating company, consisting primarily of the company's U.S. integrated petroleum operations (excluding most of the domestic pipeline operations). During the first nine months of 2001, these operations were conducted by Chevron U.S.A. Production Company and Chevron Products Company. During the first half of 2000, Chevron U.S.A. Inc. also included most of Chevron's worldwide petrochemical operations. Chevron combined its petrochemicals businesses with those of Phillips Petroleum Company on July 1, 2000, to form Chevron Phillips Chemical Company LLC (CPChem). Chevron U.S.A. Inc. holds the investment in this joint venture, which is accounted for using the equity method. Summarized financial information for Chevron U.S.A. Inc. and its consolidated subsidiaries is presented as follows:


                                                        Three Months Ended           Nine Months Ended
                                                              September 30                September 30
                                                 -------------------------    ------------------------
Millions of Dollars                                        2001       2000             2001       2000
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                       $9,400    $10,444          $29,245    $30,127
Costs and other deductions*                               8,782      9,718           26,769     28,464
Net income                                                  547        778            1,901      1,606
======================================================================================================

* Certain 2000 costs have been reclassified to conform to the 2001 presentation.

                                                           At September 30              At December 31
Millions of Dollars                                                   2001                        2000
------------------------------------------------------------------------------------------------------
Current assets                                                    $  4,991                    $  4,396
Other assets                                                        18,891                      20,738

Current liabilities                                                  3,943                       4,094
Other liabilities                                                   10,237                      10,251

Net equity                                                           9,702                      10,789
======================================================================================================

Memo: Total Debt                                                  $  7,039                    $  6,728

Note 8. Summarized Financial Data - Chevron Transport Corporation Limited

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

                                                        Three Months Ended           Nine Months Ended
                                                              September 30                September 30
                                                 -------------------------     -----------------------
Millions of Dollars                                        2001       2000             2001       2000
------------------------------------------------------------------------------------------------------
Sales and other operating revenues                         $162       $193             $653       $486
Costs and other deductions                                  157        205              574        548
Net income (loss)                                             5        (10)              80        (62)
======================================================================================================


                                                           At September 30              At December 31
Millions of Dollars                                                   2001                        2000
------------------------------------------------------------------------------------------------------
Current assets                                                    $    186                    $    205
Other assets                                                           519                         530

Current liabilities                                                    239                         309
Other liabilities                                                      321                         361

Net equity                                                             145                          65
======================================================================================================

Separate financial statements and other disclosures with respect to CTC are omitted, as such separate financial statements and other disclosures are not material to investors in the debt securities deemed issued by CTC. There were no restrictions on CTC's ability to pay dividends or make loans or advances at September 30, 2001.

Note 9. Summarized Financial Data - Caltex Group of Companies

Summarized financial information for the Caltex Group of Companies, owned 50 percent by Chevron and 50 percent by Texaco Inc., is as follows (amounts reported are on a 100 percent Caltex Group basis):

                                                        Three Months Ended           Nine Months Ended
                                                              September 30                September 30
                                                 -------------------------           -----------------
Millions of Dollars                                        2001       2000             2001       2000
------------------------------------------------------------------------------------------------------
Gross revenues*                                          $3,864     $5,499          $12,213    $14,913
Income before income taxes                                  203        299              753        782

Net income                                                   96        148              375        378
======================================================================================================

* 2000 restated to conform to 2001 presentation.

Note 10.  Income Taxes

"Income Tax Expense" for the third quarter and nine months of 2001 was $791 million and $2,954 million, respectively, compared with $1,139 million and $2,962 million for the comparable 2000 periods. The effective tax rate for the 2001 nine months was 42 percent, compared with 45 percent in last year's nine months. The decrease in the effective tax rate was primarily the result of a shift in international before-tax income from countries with higher income tax rates to countries with lower tax rates. Partially offsetting this decrease were higher state taxes.

Note 11.  Litigation

Chevron, Texaco and four other oil companies ("refiners") filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation ("Unocal") for reformulated gasoline, which ChevronTexaco sells in California in certain months of the year. In March 2000, the U. S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by the refiners in this case. The refiners petitioned the U.S. Supreme Court and in February 2001, the Supreme Court denied the petition to review the lower court's ruling and the case was remanded to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to September 30, 2000. The District Court granted Unocal's motion for summary judgment requesting an accounting and denied refiners' motion to stay the proceedings and vacate the accounting order. The refiners intend to appeal. Additionally, in May 2001 the U.S. Patent Office granted the refiners' petition to reexamine the validity of Unocal's patent. The Federal Trade Commission has also announced that it is investigating whether Unocal's failure to disclose to the California Air Resources Board that they had filed a patent application was unfair competition, which may make Unocal's patent unenforceable.

If Unocal's patent ultimately is upheld and is enforceable, the company's financial exposure includes royalties, plus interest, for production of gasoline that is proven to have infringed the patent. Chevron, Texaco, as well as Texaco's affiliates Equilon and Motiva, have been accruing in the normal course of business any future estimated liability for potential infringement of the patent covered by the trial court's ruling. In 2000, Chevron and Texaco made payments to Unocal totaling approximately $28 million for the original court ruling, interest and fees.

Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. ChevronTexaco believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

Another issue involving the company is the ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are not currently determinable. ChevronTexaco has eliminated the use of MTBE in gasoline it sells in certain areas.

Note 12. Other Contingencies and Commitments

Chevron's and Caltex's U.S. federal income tax have been settled through 1993, while Texaco's has been settled through 1991. Chevron's California franchise tax liabilities have been settled through 1991.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

ChevronTexaco and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements.

ChevronTexaco is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to: Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other U.S. or international petroleum or chemical concerns.

ChevronTexaco believes it has no material market or credit risk to its operations, financial position or liquidity as a result of its commodities, and other derivatives activities. However, the results of operations and financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

ChevronTexaco's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and, in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's operations and related results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron's interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy (DOE). A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at less than $400 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at more than $200 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

Areas in which ChevronTexaco has significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, Kuwait, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand, Argentina and Brazil. The company's Caltex affiliate (which became consolidated operations following the merger with Texaco) and its affiliates have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company's Dynegy affiliate has operations in the United States of America, Canada, the United Kingdom and other European countries.

ChevronTexaco receives claims from and submits claims to customers, trading partners, U.S.federal, state and local regulatory bodies, host governments, contractors, insurers and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve. The company also suspends the costs of exploratory wells pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and/or development decisions. If the company decides not to continue development, the costs of these wells are expensed. The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in gains or losses in future periods.

Note 13. New Accounting Standards

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

In June 2001, the FASB issued Statement No. 141, "Business Combinations" (FAS
141), Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and Statement No. 143, "Asset Retirement Obligations" (FAS 143). FAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. FAS 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of the Statement. FAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of FAS 141 will have no effect on Chevron's pooling-of-interests method of accounting for the merger with Texaco Inc., but will affect possible future transactions. Similarly, adoption of FAS 142 may affect possible future transactions, but does not have an effect on the company's prior business combinations. FAS 143 differs in several significant respects from current accounting for asset retirements obligations under FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The effect on the future accounting and reporting of the assets, liabilities and expenses related to these obligations has not been quantified.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 is effective for fiscal years beginning after December 15, 2001, with initial application effective as of the beginning of the fiscal year adopted. Adoption of FAS 144 will not affect assets classified as held for disposal as a result of disposal activities that were initiated prior to its initial application, but will affect possible future disposals.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Third Quarter 2001 Compared With Third Quarter 2000 And Nine Months 2001 Compared With Nine Months 2000


Merger of Chevron Corporation and Texaco Inc.
--------------------------------------------
On October 9, 2001, Texaco Inc. (Texaco) became a wholly owned subsidiary of Chevron Corporation pursuant to a merger transaction, and Chevron Corporation changed its name to ChevronTexaco Corporation. The merger was accounted for as a pooling of interests and each share of Texaco common stock was converted on a tax-free basis into 0.77 shares of ChevronTexaco common stock. As part of the merger, Chevron issued approximately 425 million shares of common stock, representing about 40 percent of the outstanding ChevronTexaco common stock of the combined companies. Under pooling-of-interests accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes.

It is anticipated that the combined company will realize significant recurring cost savings after one-time merger-related costs. In the fourth quarter 2001, the company began a workforce reduction program that is expected to result in the termination of approximately 7 percent of the company's 57,000 employees. Substantially all of the terminations are expected to occur by the end of 2002. Detailed information related to the expected annual savings from synergies made possible by the merger, as well as quantification of the expected one-time expenses to implement the merger, will be communicated later in the fourth quarter.

Unless otherwise indicated, the financial results discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect those of the former Chevron Corporation only. Note 2, which accompanies the financial statements contained in this Quarterly Report on Form 10-Q, contains summarized financial data for the combined operations of ChevronTexaco Corporation and information related to one-time merger-related expenses incurred through October 31, 2001.

Financial Results
-----------------

                                EARNINGS SUMMARY

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                        ------------------------      --------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings
    Exploration and Production                             $  783         $1,290        $3,195      $3,276
    Refining, Marketing and Transportation                    389            307         1,053         558
    Chemicals and Other                                        27             50           (65)         60
----------------------------------------------------------------------------------------------------------
       Total*                                               1,199          1,647         4,183       3,894
Special Items                                                 (31)          (116)          (91)       (203)
----------------------------------------------------------------------------------------------------------
              Net Income*                                  $1,168         $1,531        $4,092      $3,691
==========================================================================================================

*  Includes Foreign Currency Gains                            $26            $75           $69        $150

Net income for ChevronTexaco's former Chevron operations in the third quarter of 2001 was $1.168 billion ($1.82 per share - diluted), compared with third quarter 2000 net income of $1.531 billion ($2.35 per share - diluted). Net income for this year's third quarter included special charges of $43 million for the write-down of assets and tax adjustments for a chemicals affiliate in Puerto Rico and $37 million in merger-related expenses. Partially offsetting these charges was a gain of $49 million from the sale of the company's interest in an affiliate with producing properties in Utah. Last year's third quarter included charges for environmental remediation for U.S. refining, marketing and chemicals facilities of $136 million, impairments of U.S. producing properties and pipeline assets of $80 million and prior-period tax adjustments of $26 million. These charges were partially offset by gains of $99 million from the sale of marketable securities and $27 million from the equity accounting effect of common stock transactions by Chevron's equity affiliate, Dynegy Inc. Excluding net charges for special items in both quarters, operating earnings declined 27 percent to $1.199 billion ($1.86 per share - diluted).

Net income for the first nine months of 2001 was $4.092 billion ($6.36 per share
- diluted), compared with nine months 2000 net income of $3.691 billion ($5.65 per share - diluted). Net income for the first nine months of 2001 included net special charges of $91 million, while the 2000 period included net special charges of $203 million. After excluding these special items, operating earnings were $4.183 billion ($6.50 per share - diluted) in 2001, compared with $3.894 billion ($5.96 per share - diluted) in 2000.

Chevron's financial results for the third quarter and year-to-date 2001 primarily reflected the improved performance of the refining, marketing and transportation (downstream) segments and continued strength - although down from recent periods - of its worldwide exploration and production (upstream) operations. Return on average capital employed for the 12 months ending September 30, 2001, was more than 21 percent.

The U.S. downstream earnings improvement reflected stronger industry margins for motor gasolines, higher refined products sales volumes and the reliable operation of its manufacturing facilities. International downstream operating earnings, although improved from 2000 results, remained depressed in the 2001 periods, reflecting weak results from the company's Asia-Pacific operations. Though refining margins gradually have improved in the Far East, product prices have not risen sufficiently to recover the costs and improve marketing margins.

Declining crude oil and natural gas prices were the primary reason for the decline in third quarter 2001 operating earnings from the upstream segment, compared to the prior year. During the nine-month 2001 period, higher U.S. natural gas prices were not sufficient to offset the effect on earnings of lower crude oil prices.

Business Environment and Outlook
--------------------------------
Chevron's earnings are affected significantly by fluctuations in industry price levels for crude oil and natural gas. Earlier in 2001, average U.S. natural gas prices were considerably higher than in the corresponding periods last year. However, by the end of the third quarter of 2001, Henry Hub spot natural gas prices had fallen sharply to $2.17 per thousand cubic feet, compared with $5.17 at the end of the third quarter of 2000. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, declined to $26.69 per barrel in the third quarter of 2001, compared with $31.62 for last year's third quarter, and down from an average of just over $30 per barrel for all of 2000. Prices have remained soft into the fourth quarter of 2001. At the end of October, the spot price for WTI was $21.18 per barrel, while the Henry Hub spot natural gas price had improved to $2.84 per thousand cubic feet. Following the September 11 terrorist attacks, OPEC announced its intention to maintain adequate crude oil supplies. The long-term industry price outlook is uncertain.

Chevron's worldwide net oil-equivalent production was nearly flat in the third quarter of 2000 but was up 2 percent year-to-date compared with the same period last year. Chevron's oil and gas production levels have not been materially affected by the various production increases and curtailments by OPEC and non-OPEC producers. The company believes that in the current industry environment, the net effect of any production changes directed by host countries will not be significant to its overall production levels. However, limits on production may have an adverse effect on the level of new production from current and future development projects. In addition, civil unrest, political uncertainty and economic conditions may affect the company's producing operations. Community protests have disrupted the company's production in the past, most recently in Nigeria and Indonesia. The company continues to monitor developments closely in these and other countries in which it operates.

The earnings of Chevron's U.S. and Canadian downstream businesses strengthened further from 2000 levels. Margins improved this year, with higher product prices offsetting higher feedstock costs as well as the higher costs of fuel and utilities used in refining operations. However, in this year`s third quarter, product margins slipped somewhat - primarily on the Gulf Coast - due mainly to high product inventories. In the Asia-Pacific region, conditions remain depressed. Both excess supplies and weakened demand have squeezed industry margins in this area of the world. It is uncertain how long these industry conditions will continue.

For commodity chemical products, demand continues to be weak because of the slowing U.S. economy, while prices are restrained by industry over-capacity and the strong U.S. dollar. Sales margins remain weak, and no significant near-term improvement is expected.

In the months immediately following the merger with Texaco, detailed assessments are being conducted of operating plans and oil and gas reserve quantities of the merged company that were not permitted during the regulatory review period. Charges against earnings in future periods may result upon completion of these studies.

Significant Developments
------------------------
Some of the operational highlights since the second quarter of this year were as follows:

Caspian Pipeline: In October, the first tankers were loaded with crude oil from the Caspian Pipeline Consortium (CPC) facilities near the Black Sea port of Novorossiysk. CPC's pipeline connects the Tengiz Field in western Kazakhstan to Novorossiysk, enabling full access to world market prices for Tengiz oil, and greatly reduces transportation costs. CPC is owned 15 percent by Chevron.

Angola: Chevron and its partners announced the commencement of crude oil production from the North Nemba Platform in Block 0, offshore Angola. Production from North Nemba is expected to peak in the second quarter 2002 and average 40,000 barrels per day for the full year. Chevron is operator and owns a 39 percent interest. Also, the company, as operator of offshore Angola Block 14, announced that crude oil production began from the deepwater Kuito Field Phase 1C development. The new phase has added more than 30,000 barrels per day of production, bringing current daily production from the Kuito Field to approximately 85,000 barrels of crude oil. Average daily production for Kuito in 2002 is expected to be approximately 66,000 barrels of oil. ChevronTexaco has a 31 percent interest in Block 14.

Nigeria: Chevron signed two joint venture agreements with the Nigerian National Petroleum Corp. to begin the engineering design for Escravos Gas Project, Phase 3 and the Escravos Gas-to-Liquids Project. These major initiatives will help eliminate the flaring of natural gas at the Nigerian producing operations and generate additional revenue through the export of products derived from the processed gas. Phase 3 will increase the gas processing capability to 680 million cubic feet per day. The gas-to-liquids project is expected to produce about 34,000 barrels per day of ultra-clean synthetic fuel and naphtha for export. The two projects are expected to be completed by late 2005.

United Kingdom: ChevronTexaco and its partners announced they would proceed with Phase 1 development of the Clair Field, located about 50 miles west of The Shetland Isles in the North Sea. First oil is expected in late 2004 from Phase 1, which will cost nearly $1 billion. The company has a 19 percent interest in the Clair Field.

China/Australia: A Memorandum of Understanding was signed with a subsidiary of the Chinese National Offshore Oil Company to explore the feasibility of that subsidiary acquiring an equity interest in the Gorgon Area, offshore western Australia, and developing the gas market in coastal China. ChevronTexaco owns a combined 57 percent interest in the Gorgon project.

Bahrain: In November 2001, ChevronTexaco signed an exploration and production sharing agreement with Bahrain. The company will explore for oil and natural gas in eastern offshore areas of Bahrain and expects to drill the first well by the end of 2002.

Deepwater Gulf of Mexico: Production began in late July at the Typhoon Field, operated and 50 percent-owned by Chevron. Production is expected to average more than 30,000 barrels of oil and 35 million cubic feet of gas per day in this year's fourth quarter and to average approximately 29,000 barrels of oil-equivalents in 2002. Chevron and its partners also announced the successful Trident and Boris deepwater exploratory wells. Chevron has a 15 percent interest in the Trident prospect and a 25 percent interest in Boris.

Dynegy: In November, ChevronTexaco announced that it had committed $2.5 billion of new equity to Dynegy Inc. (Dynegy) in support of Dynegy's planned merger with Enron. ChevronTexaco, which currently owns about 26 percent of Dynegy, will immediately invest $1.5 billion and receive convertible preferred shares in Dynegy, with an additional $1 billion to be invested in Dynegy common stock upon the closing of the Dynegy-Enron merger. Following the closure of the merger, which is subject to regulatory review and shareholder approvals, ChevronTexaco's equity ownership in Dynegy will be maintained at about 26 percent. Additionally, under the terms of its agreement with Dynegy, ChevronTexaco will be granted warrants to purchase an additional $1.5 billion of Dynegy common stock over a period of up to three years from completion of the merger.

Contingencies and Significant Litigation
----------------------------------------
Chevron, Texaco and four other oil companies ("refiners") filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation ("Unocal") for reformulated gasoline, which ChevronTexaco sells in California in certain months of the year. In March 2000, the U. S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal's patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by the refiners in this case. The refiners petitioned the U.S. Supreme Court and in February 2001, the Supreme Court denied the petition to review the lower court's ruling and the case was remanded to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to September 30, 2000. The District Court granted Unocal's motion for summary judgment requesting an accounting and denied refiners' motion to stay the proceedings and vacate the accounting order. The refiners intend to appeal. Additionally, in May 2001 the U.S. Patent Office granted the refiners' petition to reexamine the validity of Unocal's patent. The Federal Trade Commission has also announced that it is investigating whether Unocal's failure to disclose to the California Air Resources Board that they had filed a patent application was unfair competition, which may make Unocal's patent unenforceable.

If Unocal's patent ultimately is upheld and is enforceable, the company's financial exposure includes royalties, plus interest, for production of gasoline that is proven to have infringed the patent. Chevron, Texaco, as well as Texaco's affiliates, Equilon and Motiva, have been accruing in the normal course of business any future estimated liability for potential infringement of the patent covered by the trial court's ruling. In 2000, Chevron and Texaco made payments to Unocal totaling approximately $28 million for the original court ruling, interest and fees.

Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. ChevronTexaco believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company's refining and marketing operations, while presently indeterminable, could be material.

Another issue involving the company is the ongoing public debate concerning the petroleum industry's use of MTBE and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE may be filed in the future. Costs to the company related to these lawsuits and claims are not currently determinable. ChevronTexaco has eliminated the use of MTBE in gasoline it sells in certain areas.

Chevron's and Caltex's U.S. federal income tax have been settled through 1993, while Texaco's has been settled through 1991. Chevron's California franchise tax liabilities have been settled through 1991.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

ChevronTexaco is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites including, but not limited to: Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs to have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company's competitive position relative to other U.S. or international petroleum or chemical concerns.

ChevronTexaco believes it has no material market or credit risk to its operations, financial position or liquidity as a result of its commodities and other derivatives activities. However, the results of operations and financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

ChevronTexaco and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers' financing arrangements.

ChevronTexaco's operations, particularly exploration and production, can be affected by other changing economic, regulatory and political environments in the various countries in which it operates, including the United States. In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company's continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company's operations. Those developments have, at times, significantly affected the company's related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for ChevronTexaco's interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy (DOE). A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at less than $400 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at more than $200 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

Areas in which ChevronTexaco has significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, Kuwait, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, Papua New Guinea, China, Venezuela, Thailand, Argentina and Brazil. The company's Caltex affiliates (which became consolidated operations following the merger with Texaco) have significant operations in Indonesia, Korea, Australia, Thailand, the Philippines, Singapore, and South Africa. The company's Tengizchevroil affiliate operates in Kazakhstan. The company's Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company's Dynegy affiliate has operations in the United States of America, Canada, the United Kingdom and other European countries.

ChevronTexaco receives claims from and submits claims to customers, trading partners, U.S. federal, state and local regulatory bodies, host governments, contractors, insurers and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve. The company also suspends the costs of exploratory wells pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and/or development decisions. If the company decides not to continue development, the costs of these wells are expensed.

The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in gains or losses in future periods.

Review of Operations
--------------------
Total Revenues and Other Income (revenues) for the third quarter were $11.9 billion, a 13 percent decline from $13.6 billion in last year's third quarter. For the first nine months of 2001, total revenues were $37.2 billion, compared with $38.6 billion in the 2000 nine months. Revenues declined primarily on lower prices for crude oil and refined products. Natural gas prices were also sharply lower in the third quarter, but were up on a year-to-date basis.

Third quarter 2001 total operating expenses (operating, selling, general and administrative expenses) were $1.652 billion, excluding special items, or $113 million higher than during the 2000 third quarter. For the nine-month period, total operating expenses, excluding special items, were $4.969 billion, compared with $4.755 billion in last year's period.

Depreciation, depletion and amortization (DD&A) expense of $713 million in the third quarter 2001 was $88 million lower than the 2000 quarter. For the nine-month period, DD&A of $2.085 billion was $66 million lower than the 2000 nine months. The decrease in DD&A expense for 2001 is primarily due to the absence of asset impairments that were recorded in the third quarter and first nine months of 2000.

Taxes on income for the third quarter and nine months of 2001 were $791 million and $2,954 million, respectively, compared with $1,139 million and $2,962 million for the comparable 2000 periods. The effective tax rate for the 2001 nine months was 42 percent, compared with 45 percent in last year's nine months. The decrease in the effective tax rate was primarily the result of a shift in international before-tax income from countries with higher income tax rates to countries with lower tax rates. Partially offsetting this decrease were higher state taxes.

Foreign currency gains increased third quarter 2001 net income by $26 million compared with $75 million in the year-ago quarter. For the nine-month periods, foreign currency gains were $69 million in 2001, compared with $150 million last year.

The following table details the company's after-tax net income by major operating area:

                       NET INCOME BY MAJOR OPERATING AREA

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                          ----------------------     ---------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Exploration and Production
    United States                                          $  330         $  522        $1,496      $1,275
    International                                             502            718         1,748       1,951
----------------------------------------------------------------------------------------------------------
Total Exploration and Production                              832          1,240         3,244       3,226
----------------------------------------------------------------------------------------------------------
Refining, Marketing and Transportation
    United States                                             317            105           785         265
    International                                              72             47           268          76
----------------------------------------------------------------------------------------------------------
Total Refining, Marketing and Transportation                  389            152         1,053         341
----------------------------------------------------------------------------------------------------------
Chemicals                                                     (48)            24           (57)        143
All Other *                                                    (5)           115          (148)        (19)
----------------------------------------------------------------------------------------------------------
    Net Income                                             $1,168         $1,531        $4,092      $3,691
==========================================================================================================

* Includes coal-mining operations, the company's ownership in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, marketable securities, corporate center costs, insurance operations and real estate activities and certain e-business efforts.

U.S. Exploration and Production
-------------------------------

                               Three Months Ended         Nine Months Ended
                                     September 30              September 30
                          -----------------------       -------------------
Millions of Dollars           2001           2000          2001        2000
---------------------------------------------------------------------------
Operating Earnings            $281           $572        $1,447      $1,325
Special Items                   49            (50)           49        (50)
---------------------------------------------------------------------------
    Segment Income            $330           $522        $1,496      $1,275
---------------------------------------------------------------------------

U.S. exploration and production operating earnings of $281 million declined 51 percent in the 2001 third quarter - primarily the result of significantly lower crude oil and natural gas realizations. Nine month operating earnings increased $122 million to $1.447 billion. The special gain of $49 million in the third quarter and nine months 2001 periods resulted from the sale of the company's interest in Shenandoah Energy Inc., an equity affiliate with producing properties in Utah. Special items for the third quarter and year-to-date 2000 consisted of charges for the impairment of Mobile Blocks 861 and 916 in the Norphlet Trend and the Gemini development located in Mississippi Canyon Block 292.

The third quarter average natural gas realization was $2.76 per thousand cubic feet, compared with $4.42 in the year-ago period. The average crude oil realization of $23.22 per barrel declined 18 percent from $28.36 per barrel. On a year-to-date basis, crude oil realization in 2001 was $23.86 per barrel, about 11 percent lower than the $26.67 per barrel obtained in 2000. Natural gas prices were $5.35 per thousand cubic feet in the nine-month period, 57 percent higher than the $3.41 per thousand cubic feet obtained last year. Natural gas prices had fallen from highs near $10 per thousand cubic feet earlier in the year.

Third quarter net natural gas production averaged 1.444 billion cubic feet per day, down 11 percent from the 2000 period. Net liquids production was down 3 percent to 309,000 barrels per day. In last year's third quarter, combined liquids and natural gas production was the highest during the year - the result of an intensive program of well workovers and development drilling projects, especially in the Gulf of Mexico, to capture the benefit of higher prices. Also contributing to the decrease in production in the 2001 quarter were reduced rig activity, the August impacts of Tropical Storm Barry and of an incident with another company's pipeline that transports Chevron's production. On a year-to-date basis, natural gas production was down about 1 percent to 1.53 billion cubic feet per day this year. Liquids production decreased about 2 percent to 307,000 barrels per day.

International Exploration and Production
----------------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                          ----------------------       -------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                          $502           $718        $1,748      $1,951
Special Items                                                   -              -             -           -
----------------------------------------------------------------------------------------------------------
    Segment Income*                                          $502           $718        $1,748      $1,951
==========================================================================================================

*  Includes Foreign Currency Gains                           $ 25           $ 42        $   46      $   91

International exploration and production earnings declined $216 million to $502 million in the third quarter of 2001 and $203 million to $1.748 billion in the nine months, primarily due to lower crude oil prices, offset partially by higher oil-equivalent production. Net liquids production increased 4 percent versus the 2000 quarter to 853,000 barrels per day and 3 percent, compared with nine months 2000 to 863,000 barrels per day. Production increases in Kazakhstan, Argentina and Nigeria offset declines in Angola and Congo.

Natural gas production increased 3 percent to 917 million cubic feet per day, compared with last year's quarter. Increases in natural gas production occurred primarily in Australia, Kazakhstan and Canada. These increases were partially offset by decreases in production from Nigeria and the United Kingdom. On a year-to-date basis, 2001 natural gas production was 979 million cubic feet per day, up 8 percent from 2000 levels on higher production rates in Canada and Kazakhstan. On an oil-equivalent basis, production rose 4 percent in the 2001 third quarter and year to date.

For the third quarter 2001, the company's average liquids realization of $23.80 per barrel declined 17 percent from $28.83 in the year-ago quarter. The company's average natural gas realization of $2.05 per thousand cubic feet fell 13 percent. On a year-to-date basis, crude oil realizations in 2001 were $24.76 per barrel, off 8 percent from 2000; however, natural gas prices were $2.61 per thousand cubic feet, up 15 percent from last year.

Results for the 2001 third quarter and nine months included net foreign currency gains of $25 million and $46 million, respectively, compared with gains of $42 million and $91 million in the corresponding periods last year. The fluctuations in both years primarily reflect favorable currency swings of the U.S. dollar relative to the Australian and Canadian currencies.

U.S. Refining, Marketing and Transportation
-------------------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                         -----------------------       -------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings                                           $317           $260          $785        $482
Special Items                                                   -           (155)            -        (217)
----------------------------------------------------------------------------------------------------------
    Segment Income                                           $317           $105          $785        $265
==========================================================================================================

Third quarter operating earnings of $317 million improved 22 percent from the year-ago quarter, and year-to-date operating earnings increased 63 percent from 2000. Higher refined products margins in the western United States were complemented by higher sales volumes in all marketing areas. The margin improvement resulted primarily from lower costs for refinery feedstocks - primarily crude oil - which declined at a faster rate than sales realizations. Operating earnings for the 2000 quarter included a $34 million benefit from business interruption insurance related to a 1999 refinery incident.

Special items for the third quarter 2000 included charges of $125 million for environmental remediation at the company's U.S. refining and marketing sites, most of which are no longer owned or operated by the company, and a $30 million charge for the impairment of a regulated pipeline system. In the first nine months of 2000, special charges reduced net income $217 million. In addition to the third quarter special items, a charge of $62 million for a litigation matter reduced earnings in the 2000 nine months.

The company's average refined product sales realization decreased 14 percent from the year-ago quarter to $35.41 per barrel. The company's average refined product price was $37.74 per barrel in the first nine months of 2001, compared with $38.47 in the 2000 nine months.

Refined product sales volumes increased 6 percent to 1,479,000 barrels per day in the third quarter, including branded gasoline sales that increased about 2 percent to 569,000 barrels per day. Nine-month sales volumes increased 5 percent to 1,392,000 barrels per day. Sales volumes for most products, except jet fuel were higher than the prior-year periods.

International Refining, Marketing and Transportation
----------------------------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                         -----------------------       -------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Earnings*                                           $72            $47          $268         $76
Special Items                                                   -              -             -           -
----------------------------------------------------------------------------------------------------------
    Segment Income*                                           $72            $47          $268         $76
==========================================================================================================

*  Includes Foreign Currency Gains                            $ 9            $36          $ 37         $70

International refining, marketing and transportation operating earnings are composed primarily of Chevron's interest in Caltex Corporation and its affiliates, international supply and trading activities, Canadian refining and marketing and international shipping operations. Earnings for these businesses of $72 million in this year's third quarter and $268 million for the nine months increased significantly from $47 million and $76 million, respectively, for the same periods last year. The increase was primarily from improved margins in the Canadian and Asia-Pacific areas and lower operating expenses in the shipping business.

Chevron's share of Caltex earnings, adjusted to exclude foreign currency effects, was approximately break-even in the third quarter, compared with losses of $34 million in the year-ago period. Such adjusted Caltex earnings for the first nine months of 2001 were $6 million, compared with losses of $67 million in 2000. The Asia-Pacific market continues to suffer from excess supply conditions for refined products, limiting the company's ability to raise prices to recover costs and improve margins. In the 2000 period, a rapid rise in crude oil costs could not be immediately recovered in the marketplace due to competitive pressures.

Chevron's total international product sales volumes increased 11 percent from the 2000 third quarter to 845,000 barrels per day and 9 percent to 824,000 barrels per day for the nine months. The company's share of an affiliate's sales of residual fuels and marine lubes accounted for most of the increase in both periods.

Chemicals
---------

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                         -----------------------     ---------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating (Loss) Earnings*                                   $ (5)           $35          $(14)       $154
Special Items                                                 (43)           (11)          (43)        (11)
----------------------------------------------------------------------------------------------------------
    Segment (Loss) Income*                                   $(48)           $24          $(57)       $143
==========================================================================================================

*  Includes Foreign Currency Gains (Losses)                  $  2            $(2)         $ (3)       $ (4)

Chemical operations incurred operating losses of $5 million in the third quarter of 2001 and $14 million for nine months. In 2000 these operations recorded earnings of $35 million and $154 million, respectively, in the corresponding periods. The deterioration in performance was due to lower earnings by the company's 50 percent-owned Chevron Phillips Chemical Company LLC affiliate (CPChem), which was formed on July 1, 2000. Product sales margins and sales volumes for CPChem deteriorated between periods, reflecting the general economic downturn. The special charges in the 2001 periods were associated with the write-down of assets and tax adjustments for CPChem's manufacturing facilities in Puerto Rico, while the 2000 periods included special charges of $11 million for environmental provisions.

All Other
---------

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                         -----------------------     ---------------------
Millions of Dollars                                          2001           2000          2001        2000
----------------------------------------------------------------------------------------------------------
Net Operating Earnings (Charges)*                           $  32          $  15         $ (51)      $ (94)
Special Items                                                 (37)           100           (97)         75
----------------------------------------------------------------------------------------------------------
    Net (Loss) Income*                                      $  (5)         $ 115         $(148)      $ (19)
==========================================================================================================

*  Includes Foreign Currency Losses                         $ (10)         $  (1)        $ (11)      $  (7)

All Other activities include coal-mining operations, the company's ownership interest in Dynegy Inc., worldwide cash management and debt financing activities, corporate administrative costs, insurance operations, real estate activities and certain e-businesses.

Result for this year's third quarter and nine months included special charges of $37 million and $66 million, respectively, for expenses associated with the pending merger with Texaco. In addition, results for the 2001 nine months also included a special charge of $31 million for a prior-year tax adjustment. The net benefit from special items in the third quarter of 2000 consisted of $99 million of gains from the sale of marketable securities and $27 million from the equity accounting effect of common stock transactions by Dynegy. These items were partially offset by an unfavorable prior-year's income tax adjustment of $26 million. Special charges for the 2000 nine months included an additional $25 million unfavorable prior-year's income tax adjustment in addition to the third quarter items.

Chevron's share of Dynegy operating earnings increased by $15 million to $72 million in this year's third quarter. Dynegy contributed $141 million to company earnings in the first nine months of 2001 compared with $90 million in the 2000 period. The increases in 2001 earnings were primarily due to strong natural gas and power marketing revenues.

The company's coal business operated at about break-even in the third quarter of 2001, compared with an operating loss of $3 million in last year's third quarter. Nine-month operating earnings were $13 million in 2001, compared with an operating loss of $2 million last year. Operating earnings improved from the 2000 periods primarily due lower maintenance costs and improved geological conditions this year and the negative effects last year of the United Mine Workers of America work stoppages at two of the company's mines.

For activities other than coal operations and Dynegy, net operating charges were about flat with the 2000 third quarter. For the nine-month period, net charges were higher as lower interest expense was more than offset by higher employee benefit costs and various other corporate charges.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $3.417 billion at September 30, 2001, an increase of $1.521 billion from year end 2000. Cash provided by operating activities was $6.835 billion in the first nine months of 2001, up $283 million from the corresponding 2000 period. Capital expenditures and dividend payments to stockholders totaled $4.471 billion in the first nine months of 2001. Cash provided by operating activities in the 2001 nine months benefited from higher natural gas prices and higher oil-equivalent production volumes.

Total debt and capital lease obligations were $6.584 billion at September 30, 2001, an increase of $352 million from year-end 2000. A net increase of $938 million in short-term debt (excluding the current portion of long-term debt due within 12 months) was partially offset by a decrease of about $586 million in long-term debt (including the current portion of long-term debt due within 12 months). These transactions included a non-scheduled redemption of $349 million of 7.45 percent notes due 2004, a non-cash reduction of $100 million of ESOP debt, and a scheduled repayment of $90 million of other long-term debt. The company's debt ratio (total debt to total-debt-plus-equity) was 22.3 percent at September 30, 2001, down from 23.8 percent at year-end 2000. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

In order to allow Chevron to maintain active relationships with institutional investors in its commercial paper, the company continues a program instituted in 2000 under which it sells commercial paper and reinvests the borrowed funds in money market instruments with similar terms. As a result of this program, net commercial paper borrowings and net purchases of short-term investments in the first nine months of 2001 rose $665 million from year-end 2000 levels.

In the second quarter 2001, Chevron loaned $418 million to Caltex Corporation, and its subsidiaries, for the purpose of replacing some of Caltex's existing bank financing. These loans bear interest at market-based floating rates. Following the merger of Chevron and Texaco, these arrangements revert to intercompany borrowings.

The company benefits from lower interest rates available on short-term debt; however, Chevron's proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at relatively low levels. The current ratio was 1.22 at September 30, 2001, up from 1.07 at December 31, 2000. The company's short-term debt, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.719 billion at September 30, 2001. Short-term debt of $3.2 billion was reclassified to long-term debt because settlement of these obligations is not expected to require the use of working capital during the next twelve months. The company has the intent and the ability, as evidenced by committed credit arrangements, to refinance its short-term debt on a long-term basis. At September 30, 2001, Chevron had $3.2 billion in committed credit facilities with various major banks, $2.725 billion of which had termination dates beyond one year and $475 million was in evergreen credit facilities. These facilities support commercial paper borrowing and also can be used for general requirements. The company's practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate. No borrowings were outstanding under these facilities at September 30, 2001.

The company's future debt level is dependent primarily on its results of operations, capital-spending program and cash that may be generated from asset dispositions following the merger with Texaco. Under the terms of an agreement with the U.S. Federal Trade Commission, the company is required to divest a number of assets, the most significant of which is its investments in the U.S. refining, marketing and transportation affiliates, Equilon and Motiva. These investments were placed in trust immediately before the closing of the merger. In October 2001, Texaco executed a Memorandum of Understanding with Shell and Saudi Refining Inc. for the sale of these investments for cash proceeds of $2.1 billion plus a deferred dividend distribution of $50 million from Motiva. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements. ChevronTexaco's senior debt is rated AA by Standard and Poor's Corporation and Aa2 by Moody's Investor Service, except for remaining Texaco senior debt rated Aa3. ChevronTexaco's U.S. commercial paper is rated A-1+ by Standard and Poor's and Prime 1 by Moody's, and the company's Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. All of these ratings denote high quality, investment-grade securities.

In December 1997, Chevron's Board of Directors approved the repurchase of up to $2 billion of the company's outstanding common stock for use in its employee stock option programs. The program was formally rescinded in September 2001, at which time 23.3 million common shares had been acquired at a cost of $1.897 billion.

On October 31, 2001, ChevronTexaco declared a quarterly dividend of 70 cents per share, an increase of 5 cents per share over the preceding quarter.

In November, ChevronTexaco announced that it had committed $2.5 billion of new equity to Dynegy in support of Dynegy's planned merger with Enron. ChevronTexaco, which currently owns about 26 percent of Dynegy, will immediately invest $1.5 billion and receive convertible preferred shares in Dynegy, with an additional $1 billion to be invested in Dynegy common stock upon the closing of the Dynegy-Enron merger. Additionally, under the terms of its agreement with Dynegy, ChevronTexaco will be granted warrants to purchase an additional $1.5 billion of Dynegy common stock over a period of up to three years from completion of the merger.

Worldwide capital and exploratory expenditures, including the company's share of affiliates' expenditures, were $4.5 billion for the first nine months of 2001, compared with $3.7 billion in the 2000 period. Expenditures for worldwide exploration and production activities represented 69 percent of the total, reflecting the company's continued emphasis on growing oil and gas production. In 2001, expenditures included the acquisition of an additional 5 percent interest in the Tengizchevroil affiliate. Expenditures in 2000 included an additional investment of about $300 million in Dynegy Inc.

          CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA


                                                              Three Months Ended        Nine Months Ended
                                                                    September 30             September 30
                                                         -----------------------    ---------------------
Millions of Dollars                                          2001           2000         2001        2000
---------------------------------------------------------------------------------------------------------
United States
-------------
     Exploration and Production                             $  295        $  372       $1,033      $  934
     Refining, Marketing and Transportation                    125           128          325         303
     Chemicals                                                  36             3          102          68
     All Other                                                  58            74          516         557
                                                         ------------------------------------------------
Total United States                                            514           577        1,976       1,862
                                                         ------------------------------------------------

International
-------------
     Exploration and Production                                493           511        2,082       1,409
     Refining, Marketing and Transportation                    167           133          429         369
     Chemicals                                                   6            13           18          42
                                                         ------------------------------------------------
Total International                                            666           657        2,529       1,820
                                                         ------------------------------------------------
Worldwide                                                   $1,180        $1,234       $4,505      $3,682
                                                         ================================================

                          SELECTED OPERATING DATA (1),(2)

                                                                Three Months Ended       Nine Months Ended
                                                                      September 30            September 30
                                                          ------------------------    --------------------
                                                                   2001       2000        2001        2000
----------------------------------------------------------------------------------------------------------
U.S. Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         309        319         307         312
    Net Natural Gas Production (MMCFPD)                           1,444      1,615       1,525       1,546
    Sales of Natural Gas (MMCFPD)                                 3,446      3,535       3,525       3,407
    Sales of Natural Gas Liquids (MBPD)                             171        180         173         151
    Revenue from Net Production
       Crude Oil ($/Bbl.)                                       $ 23.22    $ 28.36     $ 23.86     $ 26.67
       Natural Gas ($/MCF)                                      $  2.76    $  4.42     $  5.35     $  3.41

International Exploration and Production
    Net Crude Oil and Natural Gas Liquids Production (MBPD)         853        822         863         836
    Net Natural Gas Production (MMCFPD)                             917        888         979         906
    Sales of Natural Gas (MMCFPD)                                 2,033      1,770       1,833       1,873
    Sales of Natural Gas Liquids (MBPD)                              72         69          68          66
    Revenue from Liftings
       Liquids ($/Bbl.)                                         $ 23.80    $ 28.83     $ 24.76     $ 26.83
       Natural Gas ($/MCF)                                      $  2.05    $  2.36     $  2.61     $  2.26
    Other Produced Volumes (MBPD)(3)                                103        124         106         126

U.S. Refining, Marketing and Transportation
    Sales of Gasoline (MBPD) (4)                                    764        685         717         687
    Sales of Other Refined Products (MBPD)                          715        711         675         644
    Refinery Input (MBPD)                                         1,029      1,020         978         953
    Average Refined Product Sales Price ($/Bbl.)                $ 35.41    $ 41.03     $ 37.74     $ 38.47

International Refining, Marketing and Transportation
    Sales of Refined Products (MBPD) (5)                            845        763         824         758
    Refinery Input (MBPD)                                           422        413         415         409
----------------------------------------------------------------------------------------------------------

(1)  Includes equity in affiliates.
(2) MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet
(3) Represents total field production under the Boscan operating service agreement in Venezuela, and other operating service agreements.
(4)  Includes branded and unbranded gasoline.
(5)  2000 amounts restated

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

A.       Chevron Pipe Line Company - Contra Costa County Gasoline Release
The Chevron Pipe Line Company has agreed to pay a $100,000 civil penalty with respect to an October 2000 gasoline pipeline release in Contra Costa County, California. Cleanup operations were initiated immediately by the Company with oversight by the California Department of Fish and Game. The civil penalty was imposed pursuant to the California Government Code, with $25,000 being paid to the Contra Costa District Attorney and $75,000 being paid to the State Environmental Enhancement Fund.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of Chevron Corporation stockholders at a special meeting on October 9, 2001.

Voters approved the issuance of common stock to Texaco Inc. stockholders at a ratio of 0.77 shares of ChevronTexaco common stock for each share of Texaco common stock, by a vote of 442,294,614 votes (98.9 percent) for and 4,754,183 (1.1 percent) against. There were 4,926,109 abstentions.

Voters approved the amendment of the Restated Certificate of Incorporation to change the name of Chevron Corporation to "ChevronTexaco Corporation," by a vote of 438,925,583 votes (97.9 percent) for and 9,456,781 (2.1 percent) against. There were 3,594,154 abstentions.

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

      (12)   Computation of Ratio of Earnings to Fixed Charges


(b)   Reports on Form 8-K

      (1) A Current Report on Form 8-K was filed by Chevron on September 10, 2001. In this report, Chevron filed a joint press release issued by Chevron and Texaco announcing that the Federal Trade Commission had approved a consent order relating to their proposed merger, announced by both companies on October 16, 2000.

      (2) A Current Report on Form 8-K was filed by Chevron on October 1, 2001. In this report, Chevron announced that its Board of Directors had terminated a $2 billion common stock repurchase program it authorized in December 1997, thereby canceling the unused program acquisition authority of $103 million.

      (3) A Current Report on Form 8-K was filed by Chevron on October 9, 2001. In this report, Chevron announced that on October 9, 2001, a wholly owned subsidiary of Chevron Corporation ("Chevron"), merged with and into Texaco Inc., a Delaware corporation ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000, as amended, by and among Chevron, Texaco and Keepep Inc., a Delaware corporation ("Keepep"). As a result of the merger, Texaco became a wholly owned subsidiary of Chevron. In addition, Chevron changed its name to "ChevronTexaco Corporation" in connection with the merger.

      (4) An amended Current Report on Form 8-K was filed by ChevronTexaco on October 19, 2001. In this report, ChevronTexaco amended the Current Report on Form 8-K previously filed on October, 9, 2001, to include historic financial statements of Texaco Inc. and unaudited condensed pro forma combined financial statements of ChevronTexaco Corporation.

      (5) A Current Report on Form 8-K was filed by ChevronTexaco on November 1, 2001. In this report, ChevronTexaco filed a description of ChevronTexaco common stock and preferred stock purchase rights.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CHEVRONTEXACO CORPORATION
                                    -----------------------------------
                                               (Registrant)




Date        November 13, 2001    By          /s/ S.J. Crowe
      --------------------------    -----------------------------------
                                    S. J. Crowe, Vice President and Comptroller
                                       (Principal Accounting Officer and
                                         Duly Authorized Officer)