Form 10-Q
period 2002-03-31
CHEVRONTEXACO CORP
filed 2002-05-15
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding as of March 31, 2002
Class

Common stock, $0.75 par value	1,067,468,322

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	1
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Income for the three months ended March 31, 2002 and 2001	2
	Consolidated Statement of Comprehensive Income for the three months ended March 31, 2002 and 2001	3
	Consolidated Balance Sheet at March 31, 2002 and December 31, 2001	4
	Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Listing of Exhibits and Reports on Form 8-K	29
Signature		29
Exhibit:	Computation of Ratio of Earnings to Fixed Charges	30

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This quarterly report on Form 10-Q of ChevronTexaco Corporation contains forward-looking statements relating to ChevronTexaco’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, ChevronTexaco undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I.  FINANCIAL INFORMATION

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31

Millions of Dollars, Except Per-Share Amounts	2002	2001

Revenues and Other Income
Sales and other operating revenues[1]	$20,844	$29,030
Income from equity affiliates	112	288
Other income	199	127

Total Revenues and Other Income	21,155	29,445

Costs and Other Deductions
Purchased crude oil and products	11,813	16,880
Operating expenses	1,752	1,879
Selling, general and administrative expenses	863	898
Exploration expenses	85	162
Depreciation, depletion and amortization	1,205	1,157
Merger-related expenses	183	25
Taxes other than on income[1]	3,780	3,957
Interest and debt expense	147	259
Minority interests	12	38

Total Costs and Other Deductions	19,840	25,255

Income Before Income Tax Expense	1,315	4,190
Income Tax Expense	590	1,757

Net Income	$725	$2,433

Per Share of Common Stock:
Net Income – Basic	$0.68	$2.30
– Diluted	$0.68	$2.29
Dividends	$.70	$.65	[2]
Weighted Average Number of Shares Outstanding (000s) – Basic	1,060,080	1,058,635
– Diluted	1,062,010	1,059,754
[1] Includes consumer excise taxes	$1,688	$1,782
[2] Chevron dividend pre-merger

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Net Income	$725	$2,433

Unrealized holding gain on securities	63	12
Minimum pension liability adjustment	—	9
Net derivatives gain (loss) on hedge transactions	5	(13)
Currency translation adjustment	(17)	2

Other Comprehensive Income, net of tax	51	10

Comprehensive Income	$776	$2,443

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At March 31	At December 31
Millions of Dollars	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$3,525	$2,117
Marketable securities	811	1,033
Accounts and notes receivable	9,021	8,279
Inventories:
Crude oil and petroleum products	2,268	2,207
Chemicals	208	209
Materials, supplies and other	553	532

	3,029	2,948
Prepaid expenses and other current assets	2,119	1,769
Assets held for sale – merger related	7	2,181

Total Current Assets	18,512	18,327
Long-term receivables, net	1,253	1,225
Investments and advances	12,664	12,252
Properties, plant and equipment, at cost	101,130	99,943
Less: accumulated depreciation, depletion and amortization	57,684	56,710

	43,446	43,233
Deferred charges and other assets	2,795	2,535

Total Assets	$78,670	$77,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$9,163	$8,429
Accounts payable	7,375	6,427
Accrued liabilities	2,979	3,399
Federal and other taxes on income	1,532	1,398
Other taxes payable	1,033	1,001

Total Current Liabilities	22,082	20,654
Long-term debt	8,389	8,704
Capital lease obligations	283	285
Deferred credits and other noncurrent obligations	4,277	4,394
Noncurrent deferred income taxes	6,028	6,132
Reserves for employee benefit plans	3,196	3,162
Minority interests	292	283

Total Liabilities	44,547	43,614

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $0.75 par value, 1,137,021,057 shares issued)	853	853
Capital in excess of par value	4,822	4,811
Retained earnings	32,750	32,767
Accumulated other comprehensive loss	(255)	(306)
Deferred compensation and benefit plan trust	(652)	(752)
Treasury stock, at cost (69,552,735 and 69,800,315 shares at March 31, 2002 and December 31, 2001, respectively)	(3,395)	(3,415)

Total Stockholders’ Equity	34,123	33,958

Total Liabilities and Stockholders’ Equity	$78,670	$77,572

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

Millions of Dollars	2002	2001

Operating Activities
Net income	$725	$2,433
Adjustments
Depreciation, depletion and amortization	1,205	1,157
Dry hole expenses	39	72
Distributions less than income from equity affiliates	(51)	(17)
Net before-tax gains on asset retirements and sales	(27)	(16)
Net foreign currency gains	(121)	(7)
Deferred income tax provision	(204)	159
Net (increase) decrease in operating working capital	(229)	169
Minority interest in net income	12	38
Other, net	(276)	(28)

Net Cash Provided by Operating Activities	1,073	3,960

Investing Activities
Capital expenditures	(1,845)	(1,993)
Proceeds from asset sales	2,177	64
Net sales (purchases) of marketable securities	222	(98)
Net purchases of other short-term investments	—	(656)

Net Cash Provided By (Used for) Investing Activities	554	(2,683)

Financing Activities
Net borrowings of short-term obligations	861	1,099
Proceeds from issuance of long-term debt	25	690
Repayments of long-term debt and other financing obligations	(371)	(1,871)
Cash dividends	(747)	(662)
Dividends paid to minority interests	(2)	(54)
Net sales of treasury shares	21	57

Net Cash Used for Financing Activities	(213)	(741)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	(13)

Net Change in Cash and Cash Equivalents	1,408	523
Cash and Cash Equivalents at January 1	2,117	2,328

Cash and Cash Equivalents at March 31	$3,525	$2,851

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

The accompanying consolidated financial statements of ChevronTexaco Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 2001. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special charge and merger-related expenses described in Note 2.

On October 9, 2001, Texaco Inc. (Texaco) became a wholly owned subsidiary of Chevron Corporation (Chevron) pursuant to a merger transaction, and Chevron changed its name to ChevronTexaco Corporation. The combination was accounted for as a pooling of interests. The accompanying consolidated financial statements give retroactive effect to the merger, with all periods presented as if Chevron and Texaco had always been combined.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2001 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 2002, are not necessarily indicative of future financial performance.

Note 2.     Net Income

Net income for the first quarter of 2002 included a special charge of $74 million for the company’s share of a write-down by its Dynegy affiliate of investments in telecommunications businesses and $132 million for merger-related expenses. Net income for the first quarter of 2001 included $21 million for merger-related expenses.

Net income in the first quarters 2002 and 2001 included foreign currency gains of $131 million and $87 million, respectively.

Note 3.     Information Relating to the Statement of Cash Flows

The “Net (increase) decrease in operating working capital” is composed of the following:

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

(Increase) decrease in accounts and notes receivable	$(811)	$865
Increase in inventories	(81)	(477)
Increase in prepaid expenses and other current assets	(7)	(371)
Increase (decrease) in accounts payable and accrued liabilities	567	(268)
Increase in income and other taxes payable	103	420

Net (increase) decrease in operating working capital	$(229)	$169

“Net Cash Provided by Operating Activities” includes the following cash payments for interest on debt and for income taxes:

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Interest paid on debt (net of capitalized interest)	$146	$250
Income taxes paid	$705	$1,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net sales (purchases) of marketable securities” consists of the following gross amounts:

	Three Months Ended

	March 31

Millions of Dollars	2002	2001

Marketable securities purchased	$(1,537)	$(766)
Marketable securities sold	1,759	668

Net sales (purchases) of marketable securities	$222	$(98)

“Net purchases of other short-term investments,” of $656 million in 2001 were in a variety of short-term money market instruments with maturities similar to the company’s commercial paper portfolio. There were no investments under this program in 2002.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table.

	Three Months Ended

	March 31

Millions of Dollars	2002	2001

Additions to properties, plant and equipment	$1,489	$1,290
Additions to investments	330	618
Current year dry hole expenditures	29	64
Payments for other liabilities and assets, net	(3)	21

Capital expenditures	1,845	1,993
Other exploration expenditures	46	90
Repayments of long-term debt and other financing obligations	2	210	*

Capital and exploratory expenditures, excluding equity affiliates	1,893	2,293
Equity in affiliates	257	213

Capital and exploratory expenditures, including equity affiliates	$2,150	$2,506

*	Deferred payment related to 1993 acquisition of an interest in the Tengizchevroil joint venture.

The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

The company’s Employee Stock Ownership Plan (ESOP) repaid $100 million of matured debt guaranteed by ChevronTexaco Corporation in January of 2002 and 2001, respectively. These payments were recorded by the company as reductions to “Short-term debt” and “Deferred Compensation.”

Note 4.  Operating Segments and Geographic Data

ChevronTexaco separately manages its exploration and production; refining, marketing and transportation; and chemicals businesses. “All Other” activities include corporate administrative costs, worldwide cash management and debt financing activities, coal mining operations, power and gasification operations, technology investments, insurance operations and real estate activities. The company’s primary country of operation is the United States of America, its country of domicile. The remainder of the company’s operations is reported as International (outside the United States).

The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs and merger effects remain at the corporate level. After-tax segment income (loss) for the three-month month periods ended March 31, 2002 and 2001, is presented in the following table.

Segment Income

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Exploration and Production
United States	$304	$1,313
International	837	939

Total Exploration and Production	1,141	2,252

Refining, Marketing and Transportation
United States	(154)	189
International	93	267

Total Refining, Marketing and Transportation	(61)	456

Chemicals
United States	3	(44)
International	12	7

Total Chemicals	15	(37)

Total Segment Income	1,095	2,671
Merger effects	(132)	(21)
Interest Expense	(105)	(169)
Interest Income	18	33
Other	(151)	(81)

Net Income	$725	$2,433

Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash and marketable securities, real estate, information systems, the investment in Dynegy Inc., coal mining operations, power and gasification operations, technology investments and merger-related assets held for sale. Segment assets at March 31, 2002, and year-end 2001 follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets

	At March 31	At December 31
Millions of Dollars	2002	2001

Exploration and Production
United States	$12,223	$12,718
International	24,493	24,177

Total Exploration and Production	36,716	36,895

Refining, Marketing and Transportation
United States	9,573	8,902
International	17,239	16,426

Total Refining, Marketing and Transportation	26,812	25,328

Chemicals
United States	2,058	2,059
International	685	701

Total Chemicals	2,743	2,760

Total Segment Assets	66,271	64,983

All Other
United States	8,053	8,950
International	4,346	3,639

Total All Other	12,399	12,589

Total Assets – United States	31,907	32,629
Total Assets – International	46,763	44,943

Total Assets	$78,670	$77,572

Operating segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2002 and 2001, are presented in the following table. Sales from the transfer of products between segments are at prices that approximate market prices.

Revenues for the exploration and production segment are derived primarily from the production of crude oil and natural gas. Revenues for the refining, marketing and transportation segment are derived from the refining and marketing of petroleum products, such as gasoline, jet fuel, gas oils, kerosene, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived from the manufacture and sale of lube oil and fuel additives. “All Other” activities include corporate administrative costs, worldwide cash management and debt financing activities, coal mining operations, power and gasification operations, technology investments, insurance operations and real estate activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Exploration and Production
United States	$2,086	$6,419
International	3,217	3,953

Sub-total	5,303	10,372
Intersegment Elimination – United States	(812)	(849)
Intersegment Elimination – International	(1,849)	(1,585)

Total Exploration and Production	2,642	7,938

Refining, Marketing and Transportation
United States	7,153	8,838
International	10,834	12,105

Sub-total	17,987	20,943
Intersegment Elimination – United States	(40)	(75)
Intersegment Elimination – International	(180)	(119)

Total Refining, Marketing and Transportation	17,767	20,749

Chemicals
United States	106	92
International	173	194

Sub-total	279	286
Intersegment Elimination – United States	(23)	(22)
Intersegment Elimination – United States	(18)	(24)

Total Chemicals	238	240

All Other
United States	234	103
International	5	14

Sub-total	239	117
Intersegment Elimination – United States	(42)	(12)
Intersegment Elimination – International	–	(2)

Total All Other	197	103

Sales and Other Operating Revenues
United States	9,579	15,452
International	14,229	16,266

Sub-total	23,808	31,718
Intersegment Elimination – United States	(917)	(958)
Intersegment Elimination – International	(2,047)	(1,730)

Total Sales and Other Operating Revenues	$20,844	$29,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.  Employee Termination Benefits and Other Restructuring Costs

The company expects to incur approximately $2 billion of one-time before-tax expenses in connection with the merger of Chevron and Texaco. Major expenses include employee severance payments; incremental pension and medical plan benefit costs associated with workforce reductions; legal, accounting, SEC filing and investment banker fees; employee and office relocations; and costs for the elimination of redundant facilities and operations.

In 2001, before-tax merger-related expenses were $1,563 million ($1,136 million after tax). In the first quarter 2002, such expenses were $183 million ($132 million after tax). The combined total of $1,746 million ($1,268 million after tax) included accruals of $891 million and $11 million in 2001 and the first quarter 2002, respectively, for severance-related benefits for approximately 4,500 employees and other merger-related expenses that will not benefit future operations.

Activity for this merger-related accrual balance is summarized in the table below:

Millions of dollars	Amount

Accrued – 2001	$891
Paid – 2001	(105)

Balance at December 31, 2001	786
Accrued – first quarter 2002	11
Paid – first quarter 2002	(259)

Balance at March 31, 2002	$538

The ending accrual balance is expected to be extinguished within one year, except for $56 million classified as long-term, which is associated with elections by certain employees to defer severance payments until 2004. Approximately 2,700 employees had terminated as of March 31, 2002. Substantially all of the remaining terminations are expected to occur by the end of this year.

Note 6.     Summarized Financial Data – Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of ChevronTexaco Corporation. CUSA and its subsidiaries and affiliates manage and operate most of ChevronTexaco’s U.S. businesses and assets related to the exploration and production of crude oil, natural gas and natural gas liquids and also those associated with refining, marketing, supply and distribution of products derived from petroleum, other than natural gas liquids, excluding most of the pipeline operations of ChevronTexaco. CUSA also holds ChevronTexaco’s investment in the Chevron Phillips Chemical Company joint venture, which is accounted for using the equity method. Summarized financial information for CUSA and its consolidated subsidiaries is presented in the following table.

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Sales and other operating revenues	$11,224	$9,576
Costs and other deductions	11,650	8,623
Net income	(253)	704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31	At December 31
Millions of Dollars	2002	2001

Current assets	$4,577	$2,888
Other assets	20,542	20,795
Current liabilities	5,145	4,344
Other liabilities	10,630	9,797
Net worth	9,344	9,542

Memo: Total Debt	$6,271	$6,272

Note 7.     Summarized Financial Data – Chevron Transport Corporation Limited

Chevron Transport Corporation Limited (CTC), incorporated in the Bermuda Islands, is an indirect, wholly owned subsidiary of ChevronTexaco Corporation. CTC is the principal operator of ChevronTexaco’s international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC’s shipping revenue is derived by providing transportation services to other ChevronTexaco companies. ChevronTexaco Corporation has guaranteed this subsidiary’s obligations in connection with certain debt securities issued by a third party. Summarized financial information for CTC and its consolidated subsidiaries is presented as follows:

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Sales and other operating revenues	$205	$259
Costs and other deductions	216	209
Net (loss) income	(12)	51

	At March 31	At December 31
Millions of Dollars	2002	2001

Current assets	$230	$196
Other assets	504	527
Current liabilities	302	280
Other liabilities	312	311
Net worth	120	132

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2002.

Note 8.     Income Taxes

Taxes on income for the first quarter of 2002 were $590 million, compared with $1,757 million in last year’s first quarter. The effective tax rate for the first quarter of 2002 was 45 percent compared with 42 percent in last year’s first quarter. The increase in the effective tax rate in 2002 was primarily due to a higher proportion of international before-tax income, generally taxed at higher rates. Partially offsetting this increase were higher capital loss benefits and other tax credits as a percentage of before-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Litigation

Chevron, Texaco and four other oil companies (refiners) filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which ChevronTexaco sells in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by the refiners in this case. The refiners petitioned the U.S. Supreme Court and, in February 2001, the Supreme Court denied the petition to review the lower court’s ruling and the case was remanded to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to September 30, 2000. The District Court is considering Unocal’s motion for summary judgment requesting an accounting and the refiners’ motion to stay the proceedings and vacate the accounting order. Oral arguments on these motions were held in early May 2002.

Separately, in May 2001, the U.S. Patent Office (USPO) granted the refiners’ petition to re-examine the validity of Unocal’s patent and, in February 2002, the USPO rejected all of the claims presented by Unocal. Unocal has responded to the USPO ruling and the USPO has not replied. The Federal Trade Commission has also announced that it is investigating whether Unocal’s failure to disclose to the California Air Resources Board that it had filed a patent application was unfair competition, which may make Unocal’s patent unenforceable.

If Unocal’s patent ultimately is upheld and is enforceable, the company’s financial exposure includes royalties, plus interest, for production of gasoline that is proved to have infringed the patent. Chevron and Texaco have been accruing in the normal course of business any future estimated liability for potential infringement of the patent covered by the trial court’s ruling. In 2000, Chevron and Texaco made payments to Unocal totaling approximately $28 million for the original court ruling, including interest and fees.

Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. ChevronTexaco believes these additional patents are invalid and unenforceable. However, if such patents are ultimately upheld, the competitive and financial effects on the company’s refining and marketing operations, while presently indeterminable, could be material.

Another issue involving the company is the petroleum industry’s use of methyl tertiary-butyl ether (MTBE) as a gasoline additive and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. Costs to the company related to these lawsuits and claims are not currently determinable. ChevronTexaco continues the use of MTBE in gasoline it sells in certain areas. The state of California has directed that MTBE be phased out of the manufacturing process by the end of 2003.

Note 10.     Other Contingencies and Commitments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers’ financing arrangements.

The company has commitments related to preferred shares of subsidiary companies, which are accounted for as minority interest. MVP Production Inc., a subsidiary, has variable rate cumulative preferred shares of $75 million owned by one minority holder. The shares are voting and are redeemable in 2003. Texaco Capital LLC, a wholly owned finance subsidiary, has issued $65 million of Deferred Preferred Shares, Series C. Dividends of $59 million on Series C, equivalent to a rate of 7.17 percent compounded annually, will be paid at the redemption date of February 28, 2005, unless earlier redemption occurs. Early redemption may result upon the occurrence of certain specific events.

ChevronTexaco provided certain indemnities of contingent liabilities of Equilon Enterprises LLC (Equilon) and Motiva Enterprises LLC (Motiva) to Shell Oil and Saudi Refining Inc. as part of the agreement for the sale of the company’s interests in those investments. Generally, the indemnities provided are limited to contingent liabilities that may become actual liabilities within 18 months of the sale of the company’s interests, and are reduced by any reserves that were established prior to the sale. Excluding environmental liabilities, the company’s financial exposure related to those indemnities is limited to $300 million. Additionally, the company has provided indemnities for certain environmental liabilities arising out of conditions that existed prior to the formation of Equilon and Motiva and during the periods of ChevronTexaco’s ownership interest in those entities as well as for customary representations and warranties within the agreements.

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

The company’s operations, particularly exploration and production, can be affected by other changing economic, regulatory and political environments in the various countries in which it operates, including the United States. The Organization of Petroleum Exporting Countries (OPEC) has at times made efforts to support crude oil prices by limiting production. In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries. Internal unrest or strained relations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between a host government and the company or other governments may affect the company’s operations. Those developments have, at times, significantly affected the company’s related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

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

Note 11.     New Accounting Standards

Recent interpretations of Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as amended by FAS 138, “Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, by the FASB Derivatives Implementation Group prescribe mark-to-market accounting for certain natural gas sales contracts and power sales agreements. Some of these interpretations became effective January 1, 2002. Adoption at that time did not result in a material effect to earnings. Implementation of these interpretations during the first quarter 2002 resulted in after-tax gains of $37 million. The effect of subsequent changes in the contracts’ fair values is uncertain. Other interpretations became effective April 1, 2002, and apply to certain power sales agreements of the company’s affiliates. The financial statement effects of these interpretations are currently being evaluated.

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 is effective for fiscal years beginning after June 15, 2002. FAS 143 differs in several significant respects from current accounting for asset retirements obligations under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Adoption of FAS 143 will affect future accounting and reporting of the assets, liabilities and expenses related to these obligations. The magnitude of the effect has not yet been determined.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2002 Compared With First Quarter 2001

Financial Results

EARNINGS BY MAJOR OPERATING AREA, EXCLUDING SPECIAL

ITEMS AND MERGER-RELATED EXPENSES

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Exploration and Production
United States	$304	$1,313
International	837	939

Total Exploration and Production	1,141	2,252

Refining, Marketing and Transportation
United States	(154)	189
International	93	267

Total Refining, Marketing and Transportation	(61)	456

Chemicals	15	(37)
All Other	(164)	(217)

Earnings Excluding Special Items and Merger-related Expenses*	931	2,454
Special Item	(74)	—
Merger-related Expenses	(132)	(21)

Net Income*	$725	$2,433

* Includes Foreign Currency Gains	$131	$87

Net income for the first quarter of 2002 was $725 million ($0.68 per share-diluted), a decline of 70 percent from 2001 first quarter net income of $2.433 billion ($2.29 per share diluted). Net income for the first quarter of 2002 included a special charge of $74 million for the company’s share of a write-down by its Dynegy affiliate of investments in telecommunications businesses and $132 million for merger-related expenses. Last year’s first quarter net income included merger-related expenses of $21 million. Earnings of $931 million, excluding special items and merger-related expenses, were down more than 60 percent from last year’s very strong first quarter results.

First quarter 2002 earnings were adversely affected by significantly lower prices for crude oil, natural gas and refined products than in last year’s first quarter. The lower prices affected the company’s U.S. businesses the most. U.S exploration and production (upstream) segment earnings of $304 million decreased 77 percent between periods, as the average U.S. crude oil realization fell about 30 percent to $17.38 per barrel and the average natural gas realization declined by two-thirds to $2.27 per thousand cubic feet. The U.S. refining, marketing and transportation (downstream) sector recorded a $154 million loss for the quarter, reflecting industry margins that were at the lowest levels since the mid-1990s.

Texaco Merger Transaction

Agreements have been reached on all of the asset dispositions mandated by the Federal Trade Commission (FTC) as a condition of approving the merger. The sale of the company’s interests in Equilon and Motiva – joint ventures engaged in U.S. downstream businesses – closed in February, resulting in cash proceeds of $2.2 billion, including dividends due. Sales of other assets, with a combined net book value of

$7 million, are scheduled to close in the coming months. Completion of these dispositions remains subject to certain closing conditions, including final approval by the FTC. Net income effects from the remaining asset sales will not be material to the company’s results of operations.

Teams of company employees worldwide are implementing initiatives designed to capture savings from merger synergies. By the end of the first quarter, the company had processes in place to achieve its interim target rate of $1.2 billion in annual synergy savings before tax, and expects to realize the total objective of $1.8 billion in savings by early 2003. Some examples of initiatives to-date on merger integration activities are as follows:

•	Exploration – High grading investment opportunities in the combined-company portfolio; sharing knowledge of drilling prospects by staffs of the combining companies.

•	Production – Leveraging operating efficiencies in common areas operated separately by Chevron and Texaco prior to the merger; high-grading development spending to increase production volumes. Progress has also been made in reducing operating expenses in areas of overlap for upstream producing operations.

•	Refining – Collaborating across the worldwide refinery network to adopt best practices in process technology.

•	Marketing – Leveraging the company’s size and purchasing power to reduce costs of advertising, convenience store operations and the product distribution network.

•	Shipping – Improving the use of company and chartered tankers as more opportunities are provided to optimize ship utilization.

•	Corporate and Other – Consolidating offices, computer systems and telecommunications networks.

The company expects to incur approximately $2 billion of one-time before-tax expenses through 2003 in connection with the merger of Chevron and Texaco. Major expenses include employee severance payments; incremental pension and medical plan benefit costs associated with workforce reductions; legal, accounting, SEC filing and investment banker fees; employee and office relocations; and costs for the elimination of redundant facilities and operations.

In 2001, before-tax merger-related expenses were $1,563 million ($1,136 million after tax). In the first quarter 2002, such expenses were $183 million ($132 million after tax). The combined total of $1,746 million ($1,268 million after tax) included accruals of $891 million and $11 million in 2001 and the first quarter 2002, respectively, for severance-related benefits for approximately 4,500 employees and other merger-related expenses that will not benefit future operations.

Activity for this merger-related accrual balance is summarized in the table below:

Millions of dollars	Amount

Accrued – 2001	$891
Paid – 2001	(105)

Balance at December 31, 2001	786
Accrued – first quarter 2002	11
Paid – first quarter 2002	(259)

Balance at March 31, 2002	$538

The ending accrual balance is expected to be extinguished within one year, except for $56 million classified as long-term, which is associated with elections by certain employees to defer severance payments until 2004. Approximately 2,700 employees had terminated as of March 31, 2002. Substantially all of the remaining terminations are expected to occur by the end of this year.

Recent Events

Operational highlights in early 2002 include:

•	U.S. Gulf of Mexico – In April, the company announced a significant discovery at its Tahiti prospect, located in deepwater Gulf of Mexico’s Green Canyon Block 640. Appraisal drilling is under way. ChevronTexaco is the operator and has a 58 percent interest.

•	U.K. North Sea – Production began in February at the Jade Field, in which the company has a 20 percent interest. Daily production rates for the field of 200 million cubic feet of natural gas and 16,000 barrels of oil are expected by the third quarter of 2002, when the drilling of additional development wells is completed.

•	Africa – ChevronTexaco was named as operator for future exploration and development activities along the shared maritime border between of the Republic of Congo and Angola. The company has interests located nearby in Haute Mer (Republic of Congo) and Block 14 (Angola). Terms of participation among all the parties are being discussed. In Nigeria, technology-licensing agreements were signed by Chevron Nigeria Limited, Nigerian National Petroleum Corporation and Sasol/ Chevron Holdings Limited to initiate work on the $1.3 billion Escravos gas-to-liquids plant. The project represents the most extensive technology cooperation to date between Nigerian and South African entities. Project completion is scheduled for 2006. Also in Nigeria, in May, ChevronTexaco announced the second oil discovery in deepwater Nigeria Block OPL 222, which is operated by Elf Petroleum Nigeria Ltd. ChevronTexaco has a 30 percent interest in OPL 222.

•	Southeast Asia – The company was awarded a license to explore for oil and gas in Block A, located in the eastern section of the Gulf of Thailand in offshore Cambodia. The company is the operator and has a 70 percent interest in the license.

•	Chemicals – Chevron Phillips Chemical Company LLC (CPChem), the company’s 50 percent-owned petrochemical affiliate, and its partner announced plans for a $1 billion expansion to the existing joint venture aromatics complex in Saudi Arabia. The expansion will produce benzene, ethylbenzene, styrene and propylene from the facility, which currently produces benzene, cyclohexane and motor gasoline. Start-up is expected in 2006. In addition, CPChem and its partner are increasing the cyclohexane capacity at the complex in Saudi Arabia to 620 million pounds. The additional 130 million pounds of capacity is expected to be operational by the first quarter of 2003. CPChem will continue to market the products that are exported from the region.

Operating Environment and Outlook

ChevronTexaco’s exploration and production (upstream) earnings are affected significantly by fluctuations in industry price levels for crude oil and natural gas. Average U.S. natural gas and crude oil prices in the first quarter of 2002 were significantly lower than in last year’s first quarter. Henry Hub spot natural gas prices declined more than 60 percent from $6.69 to $2.44 per thousand cubic feet. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, was $21.44 per barrel, compared with $28.76 in last year’s first quarter. During April, the spot WTI price rebounded to an average of $26.27 per barrel, and the Henry Hub spot natural gas price climbed to an average of $3.44 per thousand cubic feet.

The Organization of Petroleum Exporting Countries (OPEC) continues its effort to support crude oil prices by limiting production. OPEC curtailments restrained ChevronTexaco’s net production by approximately 35,000 barrels per day in the 2002 quarter, versus having no effect in the corresponding 2001 period. In addition, production under certain operating service agreements, which is not included in the company’s net working interest production, was also curtailed 20,000 barrels per day in this year’s first quarter, compared with approximately 5,000 barrels per day in the year-ago period. The long-term effect on industry prices due to OPEC production quotas remains uncertain.

In addition to OPEC production quotas, civil unrest, political uncertainty and economic conditions may affect the company’s producing operations. Community protests have disrupted the company’s production in the past, most recently in Nigeria and Indonesia. The company continues to monitor developments closely in the countries in which it operates.

The United Kingdom (U.K.) recently announced proposed changes to the U.K. North Sea tax regulations, under which a supplementary charge would effectively increase the U.K. corporation tax rate from 30 percent to 40 percent. If enacted, these changes will be effective from April 17, 2002. At the time of enactment, the company would record a one-time charge of approximately $100 million against net income to adjust historical deferred tax balances. On an annual basis, the company estimates incremental income tax expense of approximately $50 million as a result of the higher tax rates – based upon current forecasts of crude oil and natural gas prices, capital expenditures and production levels. The impact of the tax change on cash flow for the remainder of 2002 and for the 2003-2004 period is anticipated to be largely neutral, as accelerated capital allowances will essentially offset effects of the higher tax rate.

Downstream operating earnings are closely tied to refining and marketing margins, which can vary among the geographic areas in which the company operates. Results from the company’s downstream business segment, particularly in the United States, suffered during the first quarter 2002 from industry margins that were at their lowest levels since the mid-1990s. Weaker product margins resulted from refined product prices that declined more between periods than the cost of crude oil feedstock for the refineries. Product margins in the United States have trended upward in the second quarter of 2002.

Chemical earnings continue to suffer from raw material and energy costs that cannot be fully recovered in prices of commodity chemicals because of industry over-capacity. Chemical margins are not expected to improve significantly in the near-term.

Review of Operations

Total revenues for the quarter were $21.2 billion, down from $29.4 billion in last year’s first quarter. Revenues declined on sharply lower prices for crude oil, natural gas and refined products.

Operating, selling, general and administrative expenses declined $162 million due to lower fuel costs and other savings from combining the former operations of Chevron, Texaco and Caltex.

Interest and debt expense declined $112 million from the 2001 first quarter. The decrease was driven by lower interest rates on the company’s commercial paper in 2002.

Taxes on income for the first quarter of 2002 were $590 million, compared with $1,757 million in last year’s first quarter. The effective tax rate for the first quarter of 2002 was 45 percent compared with 42 percent in last year’s first quarter. The increase in the effective tax rate in 2002 was primarily due to a higher proportion of international before-tax income, generally taxed at higher rates. Partially offsetting this increase were higher capital loss benefits and other tax credits as a percentage of before tax income.

Foreign currency gains included in first quarter 2002 net income were $131 million, compared with $87 million in 2001. Gains of $159 million in the 2002 quarter were attributable to the devaluation of the Argentine peso. These gains were partially offset by losses associated with the weakening of the U.S. dollar against the Australian dollar.

The following table presents a comparison of selected operating data.

SELECTED OPERATING DATA1, 2

	Three Months Ended
	March 31

	2002	2001

U.S. Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	619	610
Net Natural Gas Production (MMCFPD)	2,509	2,888
Sales of Natural Gas (MMCFPD)	6,844	8,073
Sales of Natural Gas Liquids (MBPD)	322	364
Revenue from Net Production
Crude Oil ($/Bbl.)	$17.38	$24.42
Natural Gas ($/MCF)	$2.27	$7.52
International Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,356	1,341
Net Natural Gas Production (MMCFPD)	1,948	1,774
Sales of Natural Gas (MMCFPD)	3,589	2,493
Sales of Natural Gas Liquids (MBPD)	131	96
Revenue from Liftings
Liquids ($/Bbl.)	$19.02	$23.44
Natural Gas ($/MCF)	$2.20	$2.77
Other Produced Volumes (MBPD)[3]	96	111
U.S. Refining, Marketing and Transportation[4]
Sales of Gasoline (MBPD)[5]	697	666
Sales of Other Refined Products (MBPD)	885	927
Refinery Input (MBPD)	868	894
Average Refined Product Sales Price ($/Bbl.)	$26.24	$40.35
International Refining, Marketing and Transportation
Sales of Refined Products (MBPD)	2,147	2,345
Refinery Input (MBPD)	1,167	1,144

1 Includes equity in affiliates, unless noted otherwise.

2 MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet

3 Represents total field production under the Boscan operating service agreement in Venezuela.

4 Excludes Equilon and Motiva.

5 Includes branded and unbranded gasoline.

U.S. Exploration and Production

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Segment Income	$304	$1,313

U.S. Exploration and Production earnings of $304 million for the first quarter 2002 declined by slightly more than $1 billion compared with last year’s quarter, driven by significantly lower crude oil and natural gas realizations and a 5 percent decline in oil-equivalent production. Partially offsetting these unfavorable effects were lower operating and exploration expenses. Operating expenses for fuel, steam and utilities decreased as a result of lower natural gas prices. Exploration expense reductions reflected lower amounts for well write-offs and acquisitions of seismic and survey data.

The average natural gas realization for the quarter was $2.27 per thousand cubic feet, compared with $7.52 in the year-ago period. The average crude oil realization was $17.38 per barrel, versus $24.42 in the corresponding 2001 quarter.

Net liquids production increased 2 percent to 619,000 barrels per day, as a result of higher production in deepwater Gulf of Mexico. Net natural gas production averaged 2.509 billion cubic feet per day, down 13 percent from the 2001 period. Drilling and production had been accelerated in the year-ago period to take advantage of the favorable natural gas price environment.

International Exploration and Production

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Segment Income*	$837	$939

* Includes Foreign Currency Gains	$153	$46

International Exploration and Production earnings of $837 million decreased 11 percent, primarily the result of 20 percent-lower average liquids and natural gas realizations. Partially offsetting these effects were a 3 percent increase in net oil-equivalent production and gains of $37 million from mark-to-market accounting applied to certain natural gas sales contracts under an accounting rule that became effective at the beginning of the year.

Net international liquids production increased 1 percent to 1,356,000 barrels per day – primarily from operations in the United Kingdom. OPEC curtailments restrained net production approximately 35,000 barrels per day in the 2002 quarter, versus having no effect in the corresponding 2001 period. Production under certain operating service agreements, which are not included in net working interest production statistics, was also curtailed 20,000 barrels per day in this year’s first quarter, compared with approximately 5,000 barrels per day in the year-ago period.

Net natural gas production increased 10 percent to 1.948 billion cubic feet per day. New production from the Philippines and higher production in Australia, Colombia, Nigeria, and Thailand offset declines in Canada and Denmark.

Earnings for the quarter included net foreign currency gains of $153 million, compared with $46 million in 2001. The 2002 quarter included gains of approximately $159 million attributable to the devaluation of the Argentine peso, partially offset by losses associated with the weakening of the U.S. dollar against the Australian dollar.

U.S. Refining, Marketing and Transportation

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Segment (Loss) Income	$(154)	$189

U.S. Refining, Marketing and Transportation incurred a loss of $154 million, down $343 million from the year-ago quarter. Weaker product margins resulted from refined product prices that declined more between periods than the cost of crude oil feedstock for the refineries. More extensive planned refinery maintenance in the 2002 quarter, requiring product purchases, contributed to the decline in margins. Included in earnings for the first quarter 2002 was $36 million from investments in Equilon and Motiva, compared with $69 million in the 2001 quarter.

The average U.S. refined product sales realization declined 35 percent to $26.24 per barrel. U.S. refined product sales volumes, excluding the company’s share of Equilon and Motiva, decreased less than 1 percent in the first quarter 2002 to 1,582,000 barrels per day. A 5 percent increase to 570,000 barrels per day in branded gasoline sales was more than offset by decreases in sales volumes for jet and fuel oils.

International Refining, Marketing and Transportation

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Segment Income*	$93	$267

* Includes Foreign Currency (Losses) Gains	$(18)	$55

International Refining, Marketing and Transportation earnings of $93 million in the first quarter 2002 declined by $174 million, primarily due to lower overall refined product margins in most areas and lower earnings for the shipping operations. Earnings in the 2002 quarter included foreign currency losses of $18 million, primarily from New Zealand, South Africa and the company’s Australian affiliate, compared with gains of $55 million in 2001.

Total refined products sales volumes decreased 8 percent to 2,147,000 barrels per day, mainly on lower trading, marine fuels, and Canadian refined product sales.

Chemicals

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Segment Income (Losses)*	$15	$(37)

* Includes Foreign Currency Losses	$(1)	$(4)

Chemical operations earned $15 million in 2002, compared with losses of $37 million in last year’s first quarter. Profits were higher for the company’s Oronite business, while losses were lower for the 50 percent-owned Chevron Phillips Chemical Company LLC affiliate. Product sales margins for the affiliate, while improved as a result of lower feedstock costs in 2002, remained weak.

All Other

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

Net Charges, Excluding Special Items and Merger-related Expenses*	$(164)	$(217)
Special Item	(74)	—
Merger-related Expenses	(132)	(21)

Segment Charges*	$(370)	$(238)

* Includes Foreign Currency Losses	$(3)	$(10)

All Other consists of the company’s investment in Dynegy Inc., coal mining operations, power and gasification operations, worldwide cash management and debt financing activities, corporate administrative costs, insurance operations, real estate activities, technology investments and certain e-businesses. Net charges before the special item and merger-related expenses were $164 million in 2002, $53 million lower than the 2001 quarter.

Coal mining operations earned $5 million, down marginally from $6 million in the 2001 quarter. Operating results for the company’s power and gasification ventures improved $16 million to a loss of $2 million in the 2002 first quarter. The company’s share of Dynegy’s operating earnings increased $6 million to $40 million, primarily related to earnings improvements in the transmission and distribution business, with the addition of Northern Natural Gas Company and, in the wholesale energy network.

Net charges – excluding merger-related expenses and special items – from other activities were $207 million, compared with $239 million in 2001. The favorable effects of lower interest expense and higher interest income more than offset increases to other corporate charges.

The special item represented a charge of $74 million for the company’s share of a write-down by its Dynegy affiliate of investments in telecommunications businesses.

Merger-related expenses of $132 million in 2002 included employee severance benefits, actuarial losses on pension benefits for terminated employees and expenses associated with contract terminations.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled over $4.3 billion at March 31, 2002 – a $1.2 billion increase from year-end 2001. Contributing to this increase was the receipt of $2.2 billion in proceeds, including dividends due, from the sale of the company’s investments in Equilon and Motiva. Cash provided by operating activities was about $1.1 billion in the first quarter of 2002 compared with $4.0 billion in the year-ago quarter and was adversely affected by significantly lower crude oil, natural gas and refined products prices. Cash provided by operating activities and asset sales in the first quarter of 2002 was sufficient to fund the company’s capital program and dividends to stockholders.

In March 2002, the company paid dividends of $747 million to common stockholders. On April 24, 2002, ChevronTexaco declared a quarterly dividend of 70 cents per share, unchanged from the preceding quarter, payable on June 10, 2002.

At the end of the first quarter, ChevronTexaco had $3.2 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities at March 31, 2002. In addition, ChevronTexaco has three existing “shelf” registrations on file with the Securities and Exchange Commission that together would permit registered offerings of up to $2.8 billion of debt securities. At March 31, 2002, the company also had lines of credit available for short-term financing totaling $500 million, of which $190 million had not been used.

ChevronTexaco’s total debt and capital lease obligations were $17.8 billion at March 31, 2002, up from $17.4 billion at year-end 2001. In the first quarter of 2002, net repayments of $346 million in long-term debt were more than offset by proceeds of $861 million from net additional short-term debt. Changes in long-term debt during the first quarter included a $250 million repayment of Texaco North Sea UK notes and a $100 million repayment of ChevronTexaco Corporation 8.11 percent notes. Also included in the reduction in the company’s long-term debt levels was a non-cash reduction of $100 million of ESOP debt.

The company’s debt due within 12 months, consisting primarily of commercial paper and the current portion of long-term debt, totaled $12.4 billion at March 31, 2002, up from $11.6 billion at December 31, 2001. Of this total short-term debt, $3.2 billion was reclassified to long-term at the end of both periods. Settlement of these obligations was not expected to require the use of working capital in 2002, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

In April 2002, the company agreed to fund up to $125 million for its 50 percent-owned Chevron Phillips Chemical Company LLC affiliate. It is anticipated that the funding will take place through the acquisition of preferred securities, which are expected to be issued in the second quarter.

In November 2001, the company acquired $1.5 billion in Dynegy redeemable, convertible preferred stock. The instrument is convertible at ChevronTexaco’s option into Dynegy common shares during a period ending in November 2003 at a conversion price of $31.64 per share. If the company does not exercise its option, Dynegy is obligated to redeem the preferred stock for $1.5 billion cash at the end of the period. During the period in which the company holds the preferred stock, changes in its fair value are reflected as “Unrealized gains (losses) on securities” as part of “Other comprehensive income”. At March 31, 2002, other comprehensive income included a cumulative unrealized after-tax gain of $68 million for the Dynegy preferred shares. In addition to the investment in Dynegy preferred stock, the carrying value of the company’s investment in Dynegy common stock, accounted for under the equity method, was $1.3 billion at March 31, 2002.

The company’s debt ratio (total debt to total-debt-plus-equity) was 34 percent at March 31, 2002, about the same as at year-end 2001. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

The company benefits from lower interest rates available on short-term debt; however, ChevronTexaco’s proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at relatively low levels. The current ratio was 0.84 at March 31, 2002, down from 0.89 at year-end 2001.

The company’s future debt level is dependent primarily on its results of operations, its capital-spending program and cash that may be generated from asset dispositions. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements. In periods of sustained low crude oil and natural gas prices (below levels of approximately $20 per barrel for West Texas Intermediate benchmark crude oil and $2.50 per thousand cubic feet for Henry Hub benchmark natural gas) and narrow refined products margins, cash provided by operating activities and asset sales may not be sufficient to fund the company’s investing activities and cash dividends and may result in increased borrowings or a reduction in overall cash levels. ChevronTexaco’s senior debt is rated AA by Standard and Poor’s Corporation and Aa2 by Moody’s Investor Service, except for senior debt of Texaco Inc. which is rated Aa3. ChevronTexaco’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and Prime 1 by Moody’s, and the company’s Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. All of these ratings denote high-quality, investment-grade securities.

Worldwide capital and exploratory expenditures, including the company’s share of affiliates’ expenditures, were $2.150 billion in the first quarter of 2002, compared with $2.506 billion in last year’s first quarter. Expenditures for international exploration and production projects were $1.155 billion – 54 percent of the total expenditures – reflecting the company’s continued emphasis on increasing international oil and gas production. Capital expenditures in this year’s first quarter included more than $400 million for the acquisition of assets previously leased associated with the Captain Field in the North Sea and an approximate $200 million additional investment in the company’s Dynegy affiliate. In the first quarter of 2001, expenditures included the acquisition of an additional 5 percent interest in the Tengizchevroil affiliate and higher development spending in the Gulf of Mexico, related to natural gas production.

CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA

	Three Months Ended
	March 31

Millions of Dollars	2002	2001

United States
Exploration and Production	$375	$577
Refining, Marketing and Transportation	110	163
Chemicals	27	13
All Other	326	93

Total United States	838	846

International
Exploration and Production	1,155	1,480
Refining, Marketing and Transportation	152	175
Chemicals	3	4
All Other	2	1

Total International	1,312	1,660

Worldwide	$2,150	$2,506

Contingencies and Significant Litigation

Chevron, Texaco and four other oil companies (refiners) filed suit in 1995 contesting the validity of a patent granted to Unocal Corporation (Unocal) for reformulated gasoline, which ChevronTexaco sells in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In May 2000, the Federal Circuit Court denied a petition for rehearing with the U.S. Court of Appeals for the Federal Circuit filed by the refiners in this case. The refiners petitioned the U.S. Supreme Court and, in February 2001, the Supreme Court denied the petition to review the lower court’s ruling and the case was remanded to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to September 30, 2000. The District Court is considering Unocal’s motion for summary judgment requesting an accounting and the refiners’ motion to stay the proceedings and vacate the accounting order. Oral arguments on these motions were held in early May 2002.

Separately, in May 2001, the U.S. Patent Office (USPO) granted the refiners’ petition to re-examine the validity of Unocal’s patent and, in February 2002, the USPO rejected all of the claims presented by Unocal. Unocal has responded to the USPO ruling and the USPO has not replied to their response. The Federal Trade Commission has also announced that it is investigating whether Unocal’s failure to disclose to the California Air Resources Board that it had filed a patent application was unfair competition, which may make Unocal’s patent unenforceable.

If Unocal’s patent ultimately is upheld and is enforceable, the company’s financial exposure includes royalties, plus interest, for production of gasoline that is proved to have infringed the patent. Chevron and Texaco have been accruing in the normal course of business any future estimated liability for potential infringement of the patent covered by the trial court’s ruling. In 2000, Chevron and Texaco made payments to Unocal totaling approximately $28 million for the original court ruling, including interest and fees.

Unocal has obtained additional patents for alternate formulations that could affect a larger share of U.S. gasoline production. ChevronTexaco believes these additional patents are invalid and unenforceable.

However, if such patents are ultimately upheld, the competitive and financial effects on the company’s refining and marketing operations, while presently indeterminable, could be material.

Another issue involving the company is the petroleum industry’s use of methyl tertiary-butyl ether (MTBE) as a gasoline additive and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. Costs to the company related to these lawsuits and claims are not currently determinable. ChevronTexaco continues the use of MTBE in gasoline it sells in certain areas. The state of California has directed that MTBE be phased out of the manufacturing process by the end of 2003.

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

The company has commitments related to preferred shares of subsidiary companies, which are accounted for as minority interest. MVP Production Inc., a subsidiary, has variable rate cumulative preferred shares of $75 million owned by one minority holder. The shares are voting and are redeemable in 2003. Texaco Capital LLC, a wholly owned finance subsidiary, has issued $65 million of Deferred Preferred Shares, Series C. Dividends of $59 million on Series C, equivalent to a rate of 7.17 percent compounded annually, will be paid at the redemption date of February 28, 2005, unless earlier redemption occurs. Early redemption may result upon the occurrence of certain specific events.

ChevronTexaco provided certain indemnities of contingent liabilities of Equilon Enterprises LLC (Equilon) and Motiva Enterprises LLC (Motiva) to Shell Oil and Saudi Refining Inc. as part of the agreement for the sale of the company’s interests in those investments. Generally, the indemnities provided are limited to contingent liabilities that may become actual liabilities within 18 months of the sale of the company’s interests, and are reduced by any reserves that were established prior to the sale. Excluding environmental liabilities, the company’s financial exposure related to those indemnities is limited to $300 million. Additionally, the company has provided indemnities for certain environmental liabilities arising out of conditions that existed prior to the formation of Equilon and Motiva and during the periods of ChevronTexaco’s ownership interest in those entities as well as for customary representations and warranties within the agreements.

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

The company’s operations, particularly exploration and production, can be affected by other changing economic, regulatory and political environments in the various countries in which it operates, including the United States. OPEC has at times made efforts to support crude oil prices by limiting production. In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries. Internal unrest or strained relations between a host government and the company or other governments may affect the company’s operations. Those developments have, at times, significantly affected the company’s related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

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

New Accounting Standards

Recent interpretations of Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as amended by FAS 138, “Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, by the

FASB Derivatives Implementation Group prescribe mark-to-market accounting for certain natural gas sales contracts and power sales agreements. Some of these interpretations became effective January 1, 2002. Adoption at that time did not result in a material effect to earnings. Implementation of these interpretations during the first quarter 2002 resulted in after-tax gains of $37 million. The effect of subsequent changes in the contracts’ fair values is uncertain. Other interpretations became effective April 1, 2002, and apply to certain power sales agreements of the company’s affiliates. The financial statement effects of these interpretations are currently being evaluated.

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 is effective for fiscal years beginning after June 15, 2002. FAS 143 differs in several significant respects from current accounting for asset retirements obligations under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. Adoption of FAS 143 will affect future accounting and reporting of the assets, liabilities and expenses related to these obligations. The magnitude of the effect has not yet been determined.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

      None

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

(10.1)	ChevronTexaco Deferred Compensation Plan for Management Employees, as amended and restated effective April 1, 2002.

(10.2)	ChevronTexaco Long-Term Incentive Plan, including March 27, 2002 amendments, filed as Appendix B to ChevronTexaco Corporation’s Notice of Annual Meeting and Proxy Statement dated April 15, 2002, and incorporated herein by reference.

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

CHEVRONTEXACO CORPORATION (Registrant)

Date May 15, 2002	/s/ S. J. CROWE S. J. Crowe, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)