Form 10-Q
period 2002-09-30
CHEVRONTEXACO CORP
filed 2002-11-12
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2002

Common stock, $.75 par value	1,068,156,809

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	1
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income for the three months and nine months ended September 30, 2002 and 2001	2
	Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2002 and 2001	3
	Consolidated Balance Sheet at September 30, 2002, and December 31, 2001	4
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Listing of Exhibits and Reports on Form 8-K	37
	Signature	37
	Certifications	38-39
Exhibit	Computation of Ratio of Earnings to Fixed Charges	41

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

     Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; future developments in the energy-trading business sector and their effects on the operations of the company and its Dynegy affiliate; Dynegy’s ability to successfully execute its recapitalization and restructuring plans and the results of Dynegy’s re-audit of its 1999-2001 financial statements; inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected production from existing and future oil and gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company’s production or manufacturing facilities due to accidents, political events or severe weather; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental regulations (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

Three Months Ended	Nine Months Ended
September 30	September 30

Millions of Dollars, Except Per-Share Amounts	2002	2001	2002	2001

Revenues and Other Income
Sales and other operating revenues[1]	$25,681	$25,430	$71,748	$83,170
(Loss) income from equity affiliates	(193)	320	—	1,182
Other income	15	217	243	433

Total Revenues and Other Income	25,503	25,967	71,991	84,785

Costs and Other Deductions
Purchased crude oil and products	14,871	14,431	41,378	48,599
Operating expenses	2,118	1,939	5,569	5,661
Selling, general and administrative expenses	1,032	964	3,048	2,749
Exploration expenses	166	168	386	579
Depreciation, depletion and amortization	1,514	1,172	3,960	3,497
Write-down of investments in equity affiliates	1,230	—	1,932	—
Merger-related expenses	111	83	413	156
Taxes other than on income[1]	4,369	4,023	12,286	11,600
Interest and debt expense	117	186	424	662
Minority interest	13	18	35	90

Total Costs and Other Deductions	25,541	22,984	69,431	73,593

(Loss) Income Before Income Tax Expense	(38)	2,983	2,560	11,192
Income Tax Expense	866	1,218	2,332	4,886

Net (Loss) Income Before Extraordinary Item	(904)	1,765	228	6,306
Extraordinary loss, net of income tax	—	(496)	—	(496)

Net (Loss) Income	$(904)	$1,269	$228	$5,810

Per Share of Common Stock:
Net (Loss) Income Before
Extraordinary Item	– Basic	$(0.85)	$1.66	$0.22	$5.95
– Diluted	$(0.85)	$1.66	$0.22	$5.94
Net (Loss) Income	– Basic	$(0.85)	$1.19	$0.22	$5.48
– Diluted	$(0.85)	$1.19	$0.22	$5.47
Dividends	$.70	$.65	[2]	$2.10	$1.95	[2]
Weighted Average Number of
Shares Outstanding (000s) – Basic	1,061,633	1,060,955	1,060,721	1,059,879
– Diluted	1,063,662	1,062,080	1,062,660	1,062,876
[1] Includes consumer excise taxes:	$1,782	$1,680	$5,221	$4,913
[2] Chevron Corporation pre-merger dividend rate

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Net (Loss) Income	$(904)	$1,269	$228	$5,810

Other Comprehensive Income
Currency translation adjustment	(1)	14	9	1

Unrealized holding gains on securities:
Net gain (loss) arising during period
Before income taxes	10	22	(190)	31
Income taxes	—	—	70	—
Reclassification to net income of net recognized loss
Before income taxes	—	—	217	—
Income taxes	—	—	(76)	—

Total	10	22	21	31

Net derivatives (loss) gain on hedge transactions: transactions:
Before income taxes	(3)	(7)	60	1
Income taxes	—	3	(22)	—

Total	(3)	(4)	38	1

Minimum pension liability adjustment:
Before income taxes	—	—	(85)	14
Income taxes	—	—	31	(5)

Total	—	—	(54)	9

Other Comprehensive Income	6	32	14	42

Comprehensive (Loss) Income	$(898)	$1,301	$242	$5,852

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At September 30	At December 31
Millions of Dollars	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$2,767	$2,117
Marketable securities	811	1,033
Accounts and notes receivable	9,000	8,279
Inventories:
Crude oil and petroleum products	2,285	2,207
Chemicals	201	209
Materials, supplies and other	531	532

Total inventories	3,017	2,948
Prepaid expenses and other current assets	2,180	1,769
Assets held for sale – merger related	—	2,181

Total Current Assets	17,775	18,327
Long-term receivables	1,340	1,225
Investments and advances	10,974	12,252
Properties, plant and equipment, at cost	103,791	99,943
Less: accumulated depreciation, depletion and amortization	59,929	56,710

Properties, plant and equipment, net	43,862	43,233
Deferred charges and other assets	2,496	2,535

Total Assets	$76,447	$77,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$5,180	$8,429
Accounts payable	7,527	6,427
Accrued liabilities	2,934	3,399
Federal and other taxes on income	1,920	1,398
Other taxes payable	1,123	1,001

Total Current Liabilities	18,684	20,654
Long-term debt	11,077	8,704
Capital lease obligations	260	285
Deferred credits and other noncurrent obligations	4,700	4,394
Noncurrent deferred income taxes	5,980	6,132
Reserves for employee benefit plans	3,327	3,162
Minority interests	298	283

Total Liabilities	44,326	43,614

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 1,137,021,057 shares issued)	853	853
Capital in excess of par value	4,830	4,811
Retained earnings	30,761	32,767
Accumulated other comprehensive loss	(292)	(306)
Deferred compensation and benefit plan trust	(652)	(752)
Treasury stock, at cost (68,864,248 and 69,800,315 shares at September 30, 2002 and December 31, 2001, respectively)	(3,379)	(3,415)

Total Stockholders’ Equity	32,121	33,958

Total Liabilities and Stockholders’ Equity	$76,447	$77,572

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30

Millions of Dollars	2002	2001

Operating Activities
Net income	$228	$5,810
Adjustments
Write-down of investments in equity affiliates, before-tax	1,932	—
Extraordinary loss on merger-related asset dispositions, before-tax	—	698
Depreciation, depletion and amortization	3,960	3,497
Dry hole expense	200	332
Distributions more (less) than income from equity affiliates	333	(377)
Net before-tax gains on asset retirements and sales	(42)	(141)
Net foreign currency (gains) losses	(22)	6
Deferred income tax benefit	(254)	(65)
Net decrease in operating working capital	305	496
Minority interest in net income	36	90
Other, net	83	(68)

Net Cash Provided by Operating Activities	6,759	10,278

Investing Activities
Capital expenditures	(5,558)	(5,794)
Proceeds from asset sales	2,303	304
Net sales (purchases) of marketable securities	224	(296)
Net purchases of other short-term investments	—	(665)

Net Cash Used for Investing Activities	(3,031)	(6,451)

Financing Activities
Net (payments) borrowings of short-term obligations	(1,840)	2,063
Proceeds from issuance of long-term debt	2,047	397
Repayments of long-term debt and other financing obligations	(1,073)	(2,411)
Redemption of market auction preferred shares	—	(300)
Cash dividends	(2,242)	(1,990)
Dividends paid to minority interests	(20)	(114)
Net sales of treasury shares	38	160

Net Cash Used For Financing Activities	(3,090)	(2,195)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12	(28)

Net Change in Cash and Cash Equivalents	650	1,604
Cash and Cash Equivalents at January 1	2,117	2,328

Cash and Cash Equivalents at September 30	$2,767	$3,932

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

The accompanying consolidated financial statements of ChevronTexaco Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the balance sheet at December 31, 2001. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the special items and merger effects described in Note 2, including the write-down of the company’s investment in Dynegy Inc. (Dynegy) discussed in detail in Note 4.

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

The results for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of future financial results.

Note 2.     Net Income

The net loss for the third quarter of 2002 included net special charges of $2.068 billion and merger-related expenses of $73 million. The net special charges included $1.549 billion related to the company’s Dynegy affiliate, which are discussed in Note 4; $485 million for other asset impairments and revaluations; and $34 million for environmental remediation costs and various tax-related matters. The 2001 third quarter included $554 million for merger effects, representing an extraordinary item of $496 million for the impairment of assets to be sold as a condition of the merger (see Note 3) and merger-related expenses of $58 million; and net special gains of $109 million.

Net income for the first nine months of 2002 included net special charges of $2.895 billion and merger-related expenses of $278 million. In addition to the third quarter 2002 special items, the nine-month period included special charges of $531 million for a write-down of the company’s investment in Dynegy to its estimated fair value at June 30, 2002; $174 million for the company’s share of Dynegy’s own write-downs and other adjustments; and $122 million for environmental remediation costs and the settlement of a litigation issue. Net income for the first nine months of 2001 included merger effects of $611 million and net special gains of $109 million.

Foreign currency gains were $65 million and $8 million in the third quarters 2002 and 2001, respectively. For the nine-month periods in 2002 and 2001, foreign currency gains were $36 million and $75 million, respectively.

Note 3.     Extraordinary Item

Net income for the third quarter and nine months 2001 included a loss of $496 million ($0.47 per common share – diluted), net of a tax benefit of $202 million, related to the disposition of investments in U.S. refining, marketing and transportation affiliates Equilon Enterprises LLC (Equilon) and Motiva Enterprises LLC (Motiva), which was a condition of the U.S. Federal Trade Commission (FTC) approval of the Texaco merger transaction. The after-tax loss on the disposition was reported as an extraordinary item in accordance with pooling-of-interests accounting requirements. An additional extraordinary loss of $147 million on the dispositions required by the FTC was recorded in the fourth quarter 2001. Proceeds from the sale, which closed in February 2002, were approximately $2.2 billion, including dividends due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.     Information Relating to the Company’s Investment in Dynegy

ChevronTexaco’s Dynegy affiliate is an energy merchant with physical assets and marketing, logistics and risk-management capabilities for products, including natural gas, natural gas liquids and electricity. ChevronTexaco owns approximately 26 percent of Dynegy’s common stock and also holds $1.5 billion aggregate principal amount of Dynegy preferred stock. Dynegy is obligated to redeem all the preferred stock for an aggregate $1.5 billion in cash in November 2003, except to the extent ChevronTexaco chooses to convert preferred shares into Dynegy common stock at a conversion price of $31.64 per share. ChevronTexaco accounts for its investment in Dynegy as part of “All Other” for financial reporting purposes.

Dynegy is experiencing a marked reduction in available liquidity resulting from a combination of lower than previously anticipated cash flow from operations, significantly impaired access to sources of capital, increased collateralization of its business operations and depressed levels of commercial activity. Dynegy’s debt ratings have been downgraded below investment grade level, and it is the subject of regulatory investigations and is the defendant in a number of lawsuits seeking large amounts of damages. Additionally, at the request of Dynegy, its independent accountants are currently conducting a re-audit of Dynegy’s 1999-2001 financial statements in anticipation of their restatement, and thereafter the independent accountants will perform interim reviews of Dynegy’s 2002 quarterly financial statements. Dynegy’s ability to meet its obligations in the ordinary course may depend largely on its ability to complete in a timely fashion an announced recapitalization plan and related restructuring plans. As part of that program, in October Dynegy announced a restructuring plan designed to improve operational efficiencies and performance. The plan includes exiting the gas marketing and trading business in the United States, Canada and Europe, which involves a significant workforce reduction and is expected to reduce Dynegy’s collateral requirements and corporate expenses.

Under a long-term contract, Dynegy currently purchases most natural gas produced by ChevronTexaco in the United States. ChevronTexaco is a secured creditor with respect to amounts owed by Dynegy for these purchases, which are included as revenues in results of operations for ChevronTexaco’s U.S. exploration and production (upstream) reporting segment. In addition, Dynegy currently supplies the natural gas requirements of ChevronTexaco U.S. refineries and other facilities. The current term of the purchase and supply contracts runs through August 2006. In late October, following Dynegy’s decision to exit the gas marketing and trading business, ChevronTexaco and Dynegy entered into discussions with an objective to terminate the contracts in the near future and provide for a mutually agreeable orderly transition. These discussions were initiated at Dynegy’s request. No agreement had been reached by early November and there is no assurance an agreement will be reached. If ChevronTexaco and Dynegy agree to early termination of these contracts, the company currently intends to establish a natural gas marketing group and to transition this natural gas business back to the company.

ChevronTexaco’s net income for the third quarter of 2002 included special charges of $1.549 billion related to Dynegy. The Dynegy charges were composed of $1.095 billion for the write-down of the company’s investment in Dynegy common and preferred stock to its estimated fair value at September 30, 2002; $305 million for the company’s share of Dynegy’s own write-downs and revaluations; and $149 million for the company’s share of Dynegy’s loss on its sale of Northern Natural Gas Company. For the nine-month period ended September 30, 2002, ChevronTexaco’s net income included special charges of $2.254 billion related to Dynegy. The Dynegy-related charges were composed of $1.626 billion for the write-down of the investment in Dynegy common and preferred stock to its estimated fair value; $479 million for the company’s share of Dynegy’s own asset write-downs and revaluations; and $149 million for the company’s share of Dynegy’s loss on its sale of Northern Natural Gas Company.

The write-down of the company’s investment in Dynegy during 2002 was required under applicable accounting rules because the decline in the fair value of the investment below its carrying value was determined to be other than temporary. Following the third quarter write-down, the remaining book value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the company’s investment in Dynegy at September 30, 2002, was $412 million – composed of $300 million for the preferred stock and $112 million for the common stock. Additional charges to earnings in subsequent periods would be required to the extent the fair value of the Dynegy securities at the end of any such period is below the carrying value, and the decline in value is deemed to be other than temporary.

Note 5.     Information Relating to the Statement of Cash Flows

The “Net decrease in operating working capital” was composed of operating changes of the following:

	Nine Months Ended
	September 30

Millions of Dollars	2002	2001

(Increase) decrease in accounts and notes receivable	$(932)	$1,544
Increase in inventories	(69)	(592)
Increase in prepaid expenses and other current assets	(49)	(253)
Increase (decrease) in accounts payable and accrued liabilities	745	(822)
Increase in income and other taxes payable	610	619

Net decrease in operating working capital	$305	$496

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended
	September 30

Millions of Dollars	2002	2001

Interest on debt (net of capitalized interest)	$446	$707
Income taxes	$2,031	$4,126

The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Nine Months Ended
	September 30

Millions of Dollars	2002	2001

Marketable securities purchased	$(4,642)	$(2,381)
Marketable securities sold	4,866	2,085

Net sales (purchases) of marketable securities	$224	$(296)

“Net purchases of other short-term investments” of $665 million in 2001 were in a variety of short-term money market instruments with maturities similar to the company’s commercial paper portfolio. There were no investments under this program in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, excluding equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented in the following table:

	Nine Months Ended
	September 30

Millions of Dollars	2002	2001

Additions to properties, plant and equipment[1]	$4,565	$4,350
Additions to investments	889	1,180
Current year dry hole expenditures	179	280
Payments for other liabilities and assets, net	(75)	(16)

Capital expenditures	5,558	5,794
Other exploration expenditures	186	247
Payments of long-term debt and other financing obligations	2	210	[2]

Capital and exploratory expenditures, excluding equity affiliates	$5,746	$6,251
Equity in affiliates’ expenditures	865	1,078

Capital and exploratory expenditures, including equity affiliates	$6,611	$7,329

[1]	Net of non-cash items of $53 in 2002 and $80 in 2001.

[2]	Deferred payment related to 1993 acquisition of an interest in the Tengizchevroil joint venture.

The Consolidated Statement of Cash Flows excludes two separate non-cash transactions affecting the balance sheet related to the company’s Employee Stock Ownership Plan (ESOP). Repayments of $100 million each of matured debt guaranteed by ChevronTexaco were made by the ESOP in January 2002 and 2001. These payments were recorded by the company as reductions to “Short-term debt” and “Deferred Compensation.”

Note 6.     Operating Segments and Geographic Data

ChevronTexaco separately manages its exploration and production; refining, marketing and transportation; and chemicals businesses. “All Other” activities include corporate administrative costs, worldwide cash management and debt financing activities, the company’s investment in Dynegy, coal mining operations, power and gasification operations, technology investments, insurance operations, real estate activities and expenses and net losses associated with the merger (merger effects). The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as International (outside the United States).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonbillable costs and merger effects remain at the corporate level. After-tax segment income (loss) for the three- and nine-month periods ended September 30, 2002 and 2001, is presented in the following table:

Segment Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Exploration and Production
United States	$370	$599	$1,210	$2,796
International	547	733	2,094	2,504

Total Exploration and Production	917	1,332	3,304	5,300

Refining, Marketing and Transportation
United States	(79)	424	(263)	1,144
International	(79)	165	62	571

Total Refining, Marketing and Transportation	(158)	589	(201)	1,715

Chemicals
United States	5	(71)	23	(105)
International	17	23	50	47

Total Chemicals	22	(48)	73	(58)

Total Segment Income	781	1,873	3,176	6,957

All Other
Merger Effects	(73)	(554)	(278)	(611)
Interest Expense	(84)	(124)	(305)	(439)
Interest Income	19	42	52	119
Other	(1,547)	32	(2,417)	(216)

Net (Loss) Income	$(904)	$1,269	$228	$5,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment assets do not include intercompany investments or intercompany receivables. At December 31, 2001, “All Other” also included $2.2 billion for merger-related assets held for sale. Segment assets at September 30, 2002, and December 31, 2001 follow:

Segment Assets

	At September 30	At December 31
Millions of Dollars	2002	2001

Exploration and Production
United States	$11,626	$12,718
International	25,431	24,177

Total Exploration and Production	37,057	36,895

Refining, Marketing and Transportation
United States	9,420	8,902
International	17,811	16,426

Total Refining, Marketing and Transportation	27,231	25,328

Chemicals
United States	2,174	2,059
International	687	701

Total Chemicals	2,861	2,760

Total Segment Assets	67,149	64,983

All Other
United States	5,327	8,950
International	3,971	3,639

Total All Other	9,298	12,589

Total Assets – United States	28,547	32,629
Total Assets – International	47,900	44,943

Total Assets	$76,447	$77,572

Operating segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2002 and 2001, are presented in the following table. Sales from the transfer of products between segments are at prices that approximate market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales and Other Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001*	2002	2001*

Exploration and Production
United States	$2,183	$3,189	$6,776	$13,593
International	3,349	4,170	10,278	13,002

Sub-total	5,532	7,359	17,054	26,595
Intersegment Elimination – United States	(1,229)	(829)	(3,317)	(2,561)
Intersegment Elimination – International	(2,066)	(2,024)	(6,272)	(6,291)

Total Exploration and Production	2,237	4,506	7,465	17,743

Refining, Marketing and Transportation
United States	10,667	9,376	27,552	27,823
International	12,389	11,267	35,599	36,252

Sub-total	23,056	20,643	63,151	64,075
Intersegment Elimination – United States	(76)	(56)	(155)	(185)
Intersegment Elimination – International	(10)	(156)	(142)	(327)

Total Refining, Marketing and Transportation	22,970	20,431	62,854	63,563

Chemicals
United States	111	117	325	312
International	185	210	539	603

Sub-total	296	327	864	915
Intersegment Elimination – United States	(29)	(22)	(78)	(65)
Intersegment Elimination – International	(21)	(35)	(55)	(90)

Total Chemicals	246	270	731	760

All Other
United States	267	230	831	1,112
International	11	9	21	36

Sub-total	278	239	852	1,148
Intersegment Elimination – United States	(50)	(14)	(154)	(38)
Intersegment Elimination – International	—	(2)	—	(6)

Total All Other	228	223	698	1,104

Sales and Other Operating Revenues
United States	13,228	12,912	35,484	42,840
International	15,934	15,656	46,437	49,893

Sub-total	29,162	28,568	81,921	92,733
Intersegment Elimination – United States	(1,384)	(921)	(3,704)	(2,849)
Intersegment Elimination – International	(2,097)	(2,217)	(6,469)	(6,714)

Total Sales and Other Operating Revenues	$25,681	$25,430	$71,748	$83,170

*	2001 includes certain reclassifications to conform to 2002 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7.     Employee Termination Benefits and Other Restructuring Costs

The company has estimated one-time before-tax expenses of $2 billion would be incurred in connection with the merger of Chevron and Texaco. Substantially all of this amount had been recorded as of September 30, 2002. Major expenses include employee severance payments; incremental pension and medical plan benefit costs associated with workforce reductions; legal, accounting, SEC filing and investment banker fees; employee and office relocations; and costs for the elimination of redundant facilities and operations.

In 2001, before-tax merger-related expenses were $1.563 billion ($1.136 billion after tax). In the three- and nine-month periods ended September 30, 2002, such expenses were $111 million ($73 million after tax) and $413 million ($278 million after tax), respectively. Included in these amounts were accruals of $891 million and $29 million in 2001 and the first nine months 2002, respectively, for severance-related benefits for approximately 4,500 employees and other merger-related expenses that will not benefit future operations.

Activity for this merger-related accrual balance is summarized in the table below:

Millions of dollars	Amount

Additions – 2001	$891
Payments – 2001	(105)

Balance at December 31, 2001	786
Additions – 2002	29
Payments – 2002	(420)

Balance at September 30, 2002	$395

The ending accrual balance is expected to be extinguished within one year, except for $56 million classified as long-term, which is associated with elections by certain employees to defer severance payments until 2004. Approximately 4,000 of the 4,500 employees had terminated by September 30, 2002. Substantially all of the remaining terminations are expected to occur by the end of this year. Normal attrition has resulted in other pre-merger employee reductions.

Note 8.     Summarized Financial Data – Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of ChevronTexaco. CUSA and its subsidiaries manage and operate most of ChevronTexaco’s U.S. businesses and assets related to the exploration and production of crude oil, natural gas and natural gas liquids and also those associated with refining, marketing, supply and distribution of products derived from petroleum, other than natural gas liquids, excluding most of the pipeline operations of ChevronTexaco. CUSA also holds divisions overseeing or operating global businesses such as aviation fuel, lubricants, shipping and trading, and divisions providing administrative, technical, and other services to affiliated companies. CUSA also holds ChevronTexaco’s investment in the Chevron Phillips Chemical Company LLC (CPChem) joint venture and Dynegy, which are accounted for using the equity method.

Throughout 2002, ChevronTexaco implemented a legal reorganization in which certain ChevronTexaco subsidiaries transferred assets to or under CUSA and other ChevronTexaco companies were merged with and into CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganization in a manner similar to a pooling of interests, with all periods presented as if the companies had always been combined and the reorganization had occurred on January 1, 2001. However, the financial information included below may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not reflect the financial position and operating results in the future or the historical results in the periods presented had the reorganization actually occurred on January 1, 2001.

	Nine Months Ended
	September 30

Millions of Dollars	2002	2001

Sales and other operating revenues	$48,801	$46,324
Costs and other deductions	50,532	42,375
Net (loss) income	(1,958)	2,999

	At September 30	At December 31
Millions of Dollars	2002	2001

Current assets	$12,052	$10,530
Other assets	24,563	25,456
Current liabilities	18,491	11,517
Other liabilities	12,831	14,580

Net equity	5,293	9,889

Memo: Total Debt	$8,137	$9,768

Note 9.     Summarized Financial Data – Chevron Transport Corporation

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

Summarized financial information for CTC and its consolidated subsidiaries is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Sales and other operating revenues	$200	$162	$616	$653
Costs and other deductions	217	157	677	574
Net (loss) income	(22)	5	(64)	80

	At September 30	At December 31
Millions of Dollars	2002	2001

Current assets	$270	$196
Other assets	469	527
Current liabilities	368	280
Other liabilities	296	311

Net equity	75	132

During 2002, CTC’s paid-in capital increased by $7 million from additional capital contributions and settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2002.

Note 10.     Income Taxes

Taxes on income for the third quarter and nine months 2002 were $866 million and $2.332 billion, respectively, compared with $1.218 billion and $4.886 billion for the comparable periods in 2001. For the year-to-date periods, the effective tax rates were 91 percent and 44 percent, respectively. A primary factor driving the increase in the 2002 effective tax rate was that a significant portion of charges to income during the year, including the write-down of the company’s investment in Dynegy, did not generate tax benefits and contributed to a U.S. net loss. This increased the impact of the company’s international income, generally taxed at higher rates, on the overall effective tax rate in 2002. The income tax expense and effective tax rate for the 2001 period do not include U.S. current and deferred tax benefits associated with the extraordinary loss. Excluding special items and merger effects, along with the associated income taxes, results in effective tax rates of 45 percent and 43 percent for the third quarter 2002 and 2001, respectively, and 45 percent and 44 percent for the 2002 and 2001 nine-month periods, respectively.

Note 11.     Litigation

Chevron, Texaco and four other oil companies (refiners) filed suit in 1995 contesting the validity of a patent (‘393’ patent) granted to Unocal Corporation (Unocal) for reformulated gasoline, which ChevronTexaco sells in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In February 2001, the U.S. Supreme Court concluded it would not review the lower court’s ruling, and the case was sent back to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to September 30, 2000. The District Court has now ruled that the damages awarded by the jury are limited to infringement that occurs in California only. Additionally, the U.S. Patent and Trademark Office (USPTO) granted a motion by the refiners to re-examine the validity of Unocal’s patent. The District Court judge requested further briefing and advised that she would not enter final judgement orders in this case until the USPTO had completed its reexamination of the ‘393’ patent. During 2002, the USPTO rejected the validity of the ‘393’ patent and another Unocal patent, the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, the U.S. Federal Trade Commission has also announced that it is investigating whether Unocal’s conduct in this matter represented unfair competition, which may make Unocal’s patent unenforceable.

Unocal has obtained additional patents that could affect a larger share of U.S. gasoline production. ChevronTexaco believes these additional patents are invalid, unenforceable and/or not infringed. The company’s financial exposure in the event of unfavorable conclusions to the patent litigation and regulatory reviews may include royalties, plus interest, for production of gasoline that is proved to have infringed the patents. The competitive and financial effects on the company’s refining and marketing operations, while presently indeterminable, could be material. ChevronTexaco has been accruing in the normal course of business any future estimated liability for potential infringement of the ‘393’ patent covered by the 1998 trial court’s ruling. In 2000, prior to the merger, Chevron and Texaco made payments to Unocal totaling approximately $28 million for the original court ruling, including interest and fees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

currently determinable, but could be material to net income in any one period. ChevronTexaco has worked to reduce the use of MTBE in gasoline it manufactures in the United States. The State of California has directed that MTBE be phased out of the manufacturing process by the end of 2003, and the company intends to comply with this mandate.

Note 12.     Other Contingencies and Commitments

U.S. federal income tax liabilities have been settled through 1996 for ChevronTexaco (formerly Chevron), 1993 for ChevronTexaco Global Energy Inc. (formerly Caltex Corporation), and 1991 for Texaco. California franchise tax liabilities have been settled through 1991 for ChevronTexaco and 1987 for Texaco.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

The company has defined benefit pension plans for most employees and is required to satisfy the Employee Retirement Income Security Act minimum funding standard for U.S. plans. Several key assumptions are used to determine the obligation, funding and expense related to these plans, including the long-term estimated rate of return on plan assets, and the interest rate used to discount the plans’ obligations. These assumptions, along with the market value of the plans’ assets are monitored quarterly to determine the associated pension plan accounting. Higher-than-expected investment returns on pension plan trust assets in years prior to 2002 moderated pension expense and maintained the minimum funded status of the company’s main U.S. pension plans without significant additional contributions by the company. However, significant investment losses have occurred in 2002 as a result of the downturn in worldwide equity markets. In addition, merger-related employee terminations have resulted in significant lump-sum cash payments from the pension trust. Primarily as a result of decline in the fair value of pension plan assets, the company believes it will be required to record a significant additional minimum pension liability as of December 31, 2002. The additional minimum pension liability reflects the amount of the pension plans’ unfunded accumulated benefit obligation in excess of the liability currently recognized. The accounting for the increase in the liability will result in an after-tax charge of approximately $500 million to “accumulated other comprehensive loss” in stockholder’s equity. The assumptions that will be used to determine the actual pension liability as of December 31, 2002, will be finalized in December 2002; accordingly, the charge to “accumulated other comprehensive loss” may vary significantly from the amount estimated at September 30, 2002. For the nine months 2002, pension expense for the company’s main U.S. pension plans was $243 million, compared with $32 million in the corresponding 2001 period. Expenditures during 2002 include approximately $100 million for settlement losses associated with merger-related employee severances. The investment losses experienced in 2002, together with settlement losses associated mainly with lump-sum cash payments from the pension trust, have been the major factors for an increase in 2002 pension expense for the company’s main U.S. pension plans. While the company is in compliance with all U.S. government funding requirements and does not anticipate any near-term cash contributions, pension expense may increase, and additional funding may ultimately be required if investment returns are insufficient to offset increases in the plans’ obligations. Future funding requirements are dependent upon factors such as interest rate levels, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others, and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers’ financing arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ChevronTexaco provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company and Saudi Refining, Inc. as part of the February 2002 sale of the company’s interests in those investments. Generally, the indemnities provided are limited to contingent liabilities that may become actual liabilities within 18 months of the sale and are reduced by any reserves that were established prior to the sale. Excluding environmental liabilities, the company’s financial exposure related to those indemnities is limited to $300 million. Additionally, the company has provided indemnities for certain environmental liabilities arising out of conditions that existed prior to the formation of Equilon and Motiva and during the periods of ChevronTexaco’s ownership interest in those entities as well as for customary representations and warranties within the agreements.

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

The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. However, the results of operations and the financial position of Dynegy may be affected by its business activities involving the use of derivative instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Areas in which the company and its affiliates have significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, Kuwait, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, South Africa, Indonesia, Papua New Guinea, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago, and Korea. The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s CPChem affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company’s Dynegy affiliate currently has operations in the United States, Canada, the United Kingdom and other European countries. See Note 4 for more information relating to Dynegy.

For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for ChevronTexaco’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at approximately $200 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at about $50 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

Note 13.	New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations” (ARO). FAS 143 is effective for fiscal years beginning after June 15, 2002. FAS 143 differs in several significant respects from current accounting under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Adoption of FAS 143 will affect future accounting and reporting of the assets, liabilities and expenses related to these obligations. Based upon preliminary estimates, an after-tax gain or loss of less than $250 million would be recorded for the cumulative effect of the change in accounting principle for the company’s adoption of FAS 143 on January 1, 2003. At the time of adoption, total assets and total liabilities would also increase in excess of $2 billion each. The amounts recorded upon adoption are dependent upon a number of variables, including estimates of crude oil and natural gas reserves and the credit-adjusted risk-free interest discount rate to be applied when calculating the fair value of ARO assets and liabilities.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2002 Compared With Third Quarter 2001

And Nine Months 2002 Compared With Nine Months 2001

Financial Results

EARNINGS BY MAJOR OPERATING AREA,

EXCLUDING SPECIAL ITEMS AND MERGER EFFECTS

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Exploration and Production
United States	$553	$550	$1,405	$2,747
International	730	733	2,277	2,504

Total Exploration and Production	1,283	1,283	3,682	5,251

Refining, Marketing and Transportation
United States	35	424	(63)	1,144
International	57	165	198	571

Total Refining, Marketing and Transportation	92	589	135	1,715

Chemicals	22	(5)	73	(15)
All Other	(160)	(153)	(489)	(639)

Earnings Excluding Special Items and Merger Effects*	1,237	1,714	3,401	6,312
Special Items	(2,068)	109	(2,895)	109
Merger Effects	(73)	(554)	(278)	(611)

Net Income*	$(904)	$1,269	$228	$5,810

* Includes Foreign Currency Gains	$65	$8	$36	$75

The company recorded a net loss of $904 million ($0.85 per share – diluted) for the third quarter 2002, compared with net income of $1.269 billion ($1.19 per share – diluted) for the 2001 third quarter. The net loss for this year’s third quarter included net special charges of $2.068 billion and merger-related expenses of $73 million. The net special charges included $1.549 billion related to the company’s Dynegy Inc. (Dynegy) affiliate, $485 million for asset impairments and other asset revaluations and $34 million for environmental remediation costs and various tax-related matters. The third quarter 2001 included $554 million for merger effects, representing merger-related expenses of $58 million and net losses on merger-related asset dispositions of $496 million, and net special gains of $109 million. Excluding net charges for special items and merger effects in both quarters, operating earnings were $1.237 billion ($1.17 per share – diluted) in 2002, down 28 percent from last year’s third quarter.

Net income for the first nine months of 2002 was $228 million ($0.22 per share – diluted), compared with $5.810 billion ($5.47 per share – diluted) recorded in the corresponding 2001 period. Special items reduced earnings $2.895 billion in 2002 and merger-related expenses were $278 million. The 2001 nine months included $611 million for merger effects, representing $496 million for net losses on merger-related asset dispositions and $115 million for merger-related expenses. Excluding net charges for special items and merger effects in both nine-month periods, operating earnings were $3.401 billion ($3.21 per share – diluted) in 2002, down 46 percent from last year’s results.

The primary reason for the decline in total operating earnings between the third quarter 2002 and the corresponding 2001 period was the drop in earnings for the refining, marketing and transportation (downstream) segment. Especially in the United States, refined product margins were severely compressed, as compared with a relatively strong year-ago quarter. Year-to-date 2002 total operating results were similarly impacted by lower downstream profits, as well as by lower exploration and production (upstream) earnings that were primarily the result of lower prices for crude oil and natural gas.

Worldwide upstream operating earnings were flat in the 2002 third quarter, compared to the year-ago period. While average commodity prices were modestly higher this year, the company’s third quarter oil and gas production was adversely affected by Organization of Petroleum Exporting Countries (OPEC) quotas, production disruptions in certain areas and a tropical storm in the U.S. Gulf of Mexico. For the nine-month period, worldwide upstream earnings were 30 percent lower than in the 2001 period, with U.S. upstream earnings down nearly 50 percent, mainly on lower average prices for crude oil and natural gas in the first half of the year.

Worldwide downstream operating earnings fell by 84 percent for the quarter, with U.S. earnings falling by over 90 percent. Year-to-date, worldwide downstream earnings fell over 90 percent, with U.S. earnings down 105 percent, yielding a loss in 2002. The decline in both periods was driven mainly by extremely low refined product margins. The third quarter and nine-month 2001 periods also included $111 million and $367 million, respectively, of earnings from U.S. assets that were sold under mandate of the U.S. Federal Trade Commission (FTC) as a condition of the merger.

For chemicals, coal and power and gasification businesses, operating earnings improved in the third quarter 2002, compared with the year-ago period. However, this improvement was more than offset by a decline associated with the company’s share of Dynegy’s operating results.

Texaco Merger Transaction

Under mandate of the FTC, the company sold its interests in Equilon and Motiva – joint ventures engaged in U.S. downstream businesses – in February, resulting in cash proceeds of $2.2 billion, including dividends due. Other mandated asset dispositions were completed in the second quarter. Net income and cash proceeds from these other sales were not material.

Company employees worldwide are implementing initiatives to capture savings from merger synergies. By the end of the third quarter 2002, the company had achieved its interim target run rate of $1.8 billion before tax in annual synergy savings – six months ahead of the original schedule. The company has announced a revised target of $2.2 billion of annual synergy savings to be achieved by April 2003. Examples of merger synergies to-date include high-grading of exploration and development opportunities in the combined company portfolio; adopting best practices in process technology across the worldwide refinery network; achieving economies of scale in procurement to reduce both capital costs and operating expenses; consolidating office facilities, computer systems and telecommunications networks; and reducing payrolls.

The company has estimated one-time before-tax expenses of $2 billion would be incurred in connection with the merger of Chevron and Texaco. Substantially all of this amount had been recorded as of September 30, 2002. Major expenses include employee severance payments; incremental pension and medical plan benefit costs associated with workforce reductions; legal, accounting, SEC filing and investment banker fees; employee and office relocations; and costs for the elimination of redundant facilities and operations.

In 2001, before-tax merger-related expenses were $1.563 billion ($1.136 billion after tax). In the three- and nine-month periods ended September 30, 2002, such expenses were $111 million ($73 million after tax) and $413 million ($278 million after tax), respectively. Included in these amounts were accruals of $891 million and $29 million in 2001 and the first nine months 2002, respectively, for severance-related benefits for approximately 4,500 employees and other merger-related expenses that will not benefit future operations.

Activity for this merger-related accrual balance is summarized in the table below:

Millions of dollars	Amount

Additions – 2001	$891
Payments – 2001	(105)

Balance at December 31, 2001	786
Additions – 2002	29
Payments – 2002	(420)

Balance at September 30, 2002	$395

The ending accrual balance is expected to be extinguished within one year, except for $56 million classified as long-term, which is associated with elections by certain employees to defer severance payments until 2004. Approximately 4,000 of the 4,500 employees had terminated by September 30, 2002. Substantially all of the remaining terminations are expected to occur by the end of this year. Normal attrition has resulted in other pre-merger employee reductions.

Recent Events

Operational highlights since the second quarter of 2002 include:

•	U.S. Exploration and Production – The company and its partners announced a deepwater discovery at the Great White prospect, located approximately 250 miles south of Houston. The well is located in about 8,000 feet of water and drilled to a depth of nearly 20,000 feet. This is ChevronTexaco’s second discovery in Alaminos Canyon, and it plans to drill three more wildcat wells in the area in 2003.

•	China – In October, ChevronTexaco entered into a unitization agreement with China National Offshore Oil Corp. (CNOOC) to jointly develop the BZ25-1/25-1S (Bozhong) oilfield, about 100 miles southeast of Tanggu, China in Bohai Bay. This is a first-ever unitization agreement between CNOOC and a foreign partner. The company holds a 16.2 percent interest in the unit.

•	Australia – The People’s Republic of China selected the North West Shelf Venture as the supplier of 3.25 million tons of liquefied natural gas (LNG) a year for 25 years to the proposed Guangdong LNG project in southern China. ChevronTexaco has a 16.7 percent ownership percentage in the North West Shelf Venture.

•	Trinidad and Tobago – ChevronTexaco and its partner BG received government approval to develop the Dolphin Deep and Starfish fields, offshore Republic of Trinidad and Tobago. These fields are expected to supply 80 million cubic feet per day of natural gas to Atlantic LNG Train 3 that will then be exported under a long-term contract to the United States, beginning in 2005.

•	North Sea – In October, the company announced first oil from Alba Extreme South, the latest phase in the field’s development in which ChevronTexaco, as operator, has a 21 percent interest. The phased development expansion is expected to initially add over 50,000 barrels of oil per day to Alba production (100 percent field basis), offsetting existing production decline and maintaining a plateau rate of up to 100,000 barrels of oil per day. In August, the company was awarded a 50 percent share, as operator, of the exploration rights in Block 22/2b in the United Kingdom 20th licensing round. The block is located about 10 miles from the Britannia gas field, in which ChevronTexaco holds an approximate 32 percent interest and shares operatorship.

•	Nigeria – ChevronTexaco confirmed its deepwater block OPL 213 Aparo oil discovery following the recent completion of an appraisal well. The Aparo discovery shares a common structure with a nearby concession and will likely become part of a joint oil development. In addition to OPL 213, the company holds interests in seven other concessions in the deepwater block.

Operating Environment and Outlook

ChevronTexaco’s exploration and production earnings are affected significantly by fluctuations in industry price levels for crude oil and natural gas. Average U.S. natural gas and crude oil prices in the first nine months of 2002 were lower than in last year’s corresponding period. Henry Hub spot natural gas prices declined about one third from $4.62 to $3.02 per thousand cubic feet. The average spot price for West Texas Intermediate (WTI), a benchmark crude oil, was $25.46 per barrel, compared with $27.80 in last year’s nine months. In early November, the spot WTI price averaged about $26.00 per barrel, and the Henry Hub spot natural gas price averaged about $4.00 per thousand cubic feet.

OPEC continues its efforts to support crude oil prices by limiting production. OPEC curtailments, mandated by host governments, reduced ChevronTexaco’s net production by approximately 40,000 barrels per day in the first nine months of 2002, versus having no effect in the corresponding 2001 period. In addition, production under certain operating service agreements, which is not included in the company’s net working interest production, was also curtailed 19,000 barrels per day in this year’s first nine months, compared with approximately 9,000 barrels per day in the year-ago period. The long-term effect on industry prices due to OPEC production quotas remains uncertain.

In addition to OPEC production quotas, the company’s operations are periodically affected by operating incidents, civil unrest, political uncertainty and economic conditions. In September 2002, U.S. production of crude oil and natural gas was reduced by Tropical Storm Isidore in the Gulf of Mexico. The effect on the company’s average third quarter U.S. oil-equivalent production was about 17,000 barrels per day. The company’s Gulf of Mexico deepwater and shelf production was also impacted by a second storm, Hurricane Lili, in early October. All of the shut-in deepwater production had resumed by mid-October; however, in early November, about 45,000 barrels per day oil-equivalent of the company’s Gulf of Mexico shelf production remained shut in. Most production will resume before the end of the year. As of November 8, 2002, the company estimated the negative effect of these storms on the company’s average fourth quarter oil-equivalent production at 60,000 to 70,000 barrels per day, with fourth quarter after-tax casualty losses estimated at about $20 million for the uninsured portion of property damages and associated costs. In the third quarter 2002, international production of crude oil and natural gas was adversely affected by operating problems in Nigeria, Angola and the United Kingdom. The effect on the company’s average third quarter oil-equivalent production was about 40,000 barrels per day.

Downstream operating earnings are closely tied to refining and marketing margins, which can vary among the geographic areas in which the company operates. Results from the company’s downstream business, particularly in the United States, were negatively affected during the first nine months of 2002 by exceptionally weak industry margins that early in the year had been at their lowest levels since the mid-1990s. Competitive markets and weak demand may continue to hamper near-term improvement in profits for this sector.

Chemicals margins have remained weak because of a protracted industry over-supply condition and are not expected to improve significantly in the near-term.

Information Relating to the Company’s Investment in Dynegy

ChevronTexaco’s Dynegy affiliate is an energy merchant with physical assets and marketing, logistics and risk-management capabilities for products, including natural gas, natural gas liquids and electricity. ChevronTexaco owns approximately 26 percent of Dynegy’s common stock and also holds $1.5 billion aggregate principal amount of Dynegy preferred stock. Dynegy is obligated to redeem all the preferred stock for an aggregate $1.5 billion in cash in November 2003, except to the extent ChevronTexaco chooses to convert preferred shares into Dynegy common stock at a conversion price of $31.64 per share. ChevronTexaco accounts for its investment in Dynegy as part of “All Other” for financial reporting purposes.

Dynegy is experiencing a marked reduction in available liquidity resulting from a combination of lower than previously anticipated cash flow from operations, significantly impaired access to sources of capital, increased collateralization of its business operations and depressed levels of commercial activity. Dynegy’s debt ratings have been downgraded below investment grade level, and it is the subject of regulatory investigations and is the defendant in a number of lawsuits seeking large amounts of damages. Additionally, at the request of Dynegy, its independent accountants are currently conducting a re-audit of Dynegy’s 1999-2001 financial statements in anticipation of their restatement, and thereafter the independent accountants will perform interim reviews of Dynegy’s 2002 quarterly financial statements. Dynegy’s ability to meet its obligations in the ordinary course may depend largely on its ability to complete in a timely fashion an announced recapitalization plan and related restructuring plans. As part of that program, in October Dynegy announced a restructuring plan designed to improve operational efficiencies and performance. The plan includes exiting the gas marketing and trading business in the United States, Canada and Europe, which will involve a significant workforce reduction and is expected to reduce Dynegy’s collateral requirements and corporate expenses.

Under a long-term contract, Dynegy currently purchases most natural gas produced by ChevronTexaco in the United States. ChevronTexaco is a secured creditor with respect to amounts owed by Dynegy for these purchases, which are included as revenues in results of operations for ChevronTexaco’s U.S. exploration and production (upstream) reporting segment. In addition, Dynegy currently supplies the natural gas requirements of ChevronTexaco U.S. refineries and other facilities. The current term of the purchase and supply contracts runs through August 2006. In late October, following Dynegy’s decision to exit the gas marketing and trading business, ChevronTexaco and Dynegy entered into discussions with an objective to terminate the contracts in the near future and provide for a mutually agreeable orderly transition. These discussions were initiated at Dynegy’s request. No agreement had been reached by early November and there is no assurance an agreement will be reached. If ChevronTexaco and Dynegy agree to early termination of these contracts, the company currently intends to establish a natural gas marketing group and to transition this natural gas business back to the company.

ChevronTexaco’s net income for the third quarter of 2002 included special charges of $1.549 billion related to Dynegy. The Dynegy charges were composed of $1.095 billion for the write-down of the company’s investment in Dynegy common and preferred stock to its estimated fair value at September 30, 2002; $305 million for the company’s share of Dynegy’s own write-downs and revaluations; and $149 million for the company’s share of Dynegy’s loss on its sale of Northern Natural Gas Company. For the nine-month period ended September 30, 2002, ChevronTexaco’s net income included special charges of $2.254 billion related to Dynegy. The Dynegy-related charges were composed of $1.626 billion for the write-down of the investment in Dynegy common and preferred stock to its estimated fair value; $479 million for the company’s share of Dynegy’s own asset write-downs and revaluations; and $149 million for the company’s share of Dynegy’s loss on its sale of Northern Natural Gas Company.

The write-down of the company’s investment in Dynegy during 2002 was required under applicable accounting rules because the decline in the fair value of the investment below its carrying value was determined to be other than temporary. Following the third quarter write-down, the remaining book value of the company’s investment in Dynegy at September 30, 2002, was $412 million – composed of $300 million for the preferred stock and $112 million for the common stock. Additional charges to earnings in subsequent periods would be required to the extent the fair value of the Dynegy securities at the end of any such period is below the carrying value, and the decline in value is deemed to be other than temporary.

See also Notes 2 and 4 to the Financial Statements on pages 6 and 7 for a discussion of ChevronTexaco special items included in net income and the company’s investment in Dynegy.

Results of Operations

Special items affect the trend of certain income statement categories as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Income from equity affiliates	$(193)	$320	$—	$1,182
Add: Special charges, before tax	454	43	641	43

Adjusted Income from equity affiliates	261	363	641	1,225

Other income	15	217	243	433
Less: Special gains, before tax	—	84	—	84

Adjusted Other income, before tax	15	133	243	349

Operating expenses	2,118	1,939	5,569	5,661
Less: Special charges, before tax	204	—	223	—

Adjusted Operating expenses, before tax	1,914	1,939	5,346	5,661

Selling, general and administrative expenses	1,032	964	3,048	2,749
Less: Special (gains) charges, before tax	(25)	—	145	—

Adjusted Selling, general and administrative expenses	1,057	964	2,903	2,749

Depreciation, depletion and amortization	1,514	1,172	3,960	3,497
Less: Special charges, before tax	298	—	298	—

Adjusted Depreciation, depletion and amortization	1,216	1,172	3,662	3,497

Income tax expense	866	1,218	2,332	4,886
Less: Special gains	(134)	(93)	(481)	(109)

Adjusted Income tax expense	1,000	1,311	2,813	4,995

In addition to the items shown above, separately disclosed on the income statement are merger-related expenses, special items for write-downs of investments in equity affiliates and the extraordinary after-tax loss on the sale of assets mandated as a condition of the merger. These matters are discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation and in Notes 2 and 3 to the financial statements on page 6.

The following commentary discusses financial results of operations after adjustment for special items and merger effects:

Sales and other operating revenues for the third quarter 2002 were $25.7 billion, up from $25.4 billion in last year’s third quarter. For the first nine months of 2002, sales and other operating revenues were $71.7 billion, down from $83.2 billion in the corresponding 2001 period. Sales and other operating revenues from worldwide upstream operations decreased about 23 percent and 37 percent in the 2002 third quarter and nine months, respectively – primarily on lower prices for crude oil and natural gas in the first half of the year. Additionally, sales volumes of natural gas in the United States were down in both 2002 periods. Downstream sales and other operating revenues were about 14 percent higher in the third quarter 2002, compared with the corresponding 2001 period and about flat for the nine-month periods.

Income from equity affiliates for the third quarter 2002 was $261 million, down from $363 million in last year’s third quarter. For the nine-month periods, income from equity affiliates was $641 million in 2002, compared with $1.225 billion in 2001. Both 2002 periods were adversely impacted by the absence of equity earnings from assets sold as a condition of the merger and reduced operating earnings from Dynegy.

Operating, selling, general and administrative expenses in the third quarter of 2002 were $2.971 billion, up from $2.903 billion in last year’s third quarter. For the nine-month period, such expenses, excluding special items, were $8.249 billion, compared with $8.410 billion in last year’s first nine months.

Exploration expenses in the third quarter of 2002 were $166 million, down slightly from $168 million in last year’s third quarter. For the nine-month period, exploration expenses were $386 million, compared to $579 million in 2001. Reduced amounts for well write-offs in the third quarter 2002 were largely offset by increases in other exploration expenses. The nine month 2002 period benefited from reduced amounts for well write-offs and declines in other exploration expenses.

Depreciation, depletion and amortization expense was $1.216 billion in the third quarter 2002, compared with $1.172 billion in the 2001 quarter. For the nine-month periods, expenses of $3.662 billion in 2002 compared with $3.497 billion in 2001.

Taxes on income for the third quarter and first nine months 2002 were $1.0 billion and $2.813 billion, respectively, compared with $1.311 billion and $4.995 billion for the comparable periods in 2001. These correspond to effective tax rates of 45 percent and 43 percent for the third quarter 2002 and 2001, respectively, and 45 percent and 44 percent for the 2002 and 2001 nine-month periods, respectively.

Foreign currency gains included in third quarter 2002 net income were $65 million compared with $8 million in the year-ago period. In the 2002 quarter, gains resulted from fluctuations of the U.S. dollar against the currencies of a number of countries – primarily Argentina, Canada and Venezuela. For the nine-month periods, foreign currency gains were $36 million in 2002, compared with $75 million in 2001. In 2002, net gains arising from fluctuations of the U.S. dollar against the Argentine peso, which was permitted to float against the dollar earlier in the year, were slightly offset by losses related to currencies of most other countries in which the company has significant operations.

The following table presents a comparison of selected operating data:

SELECTED OPERATING DATA1,2

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

U.S. Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	602	611	616	612
Net Natural Gas Production (MMCFPD)	2,406	2,630	2,472	2,766
Revenue from Net Production
Liquids ($/ Bbl.)	$23.33	$21.81	$20.66	$22.91
Natural Gas ($/MCF)	$2.77	$2.62	$2.70	$5.04
International Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,246	1,302	1,298	1,328
Net Natural Gas Production (MMCFPD)	1,874	1,555	1,918	1,667
Revenue from Liftings
Liquids ($/Bbl.)	$25.01	$23.15	$22.25	$23.81
Natural Gas ($/MCF)	$2.06	$2.08	$2.07	$2.42
Other Produced Volumes (MBPD)[3]	99	104	96	106
U.S. Refining, Marketing and Transportation[4]
Sales of Gasoline (MBPD)[5]	746	768	738	720
Sales of Other Refined Products (MBPD)	911	1,037	893	970
Refinery Input (MBPD)	1,048	1,029	987	978
Average Refined Product Sales Price ($/Bbl.)	$39.00	$36.17	$33.38	$39.17
International Refining, Marketing and Transportation
Sales of Gasoline (MBPD)[5]	531	535	501	522
Sales of Other Refined Products (MBPD)	1,776	2,152	1,710	1,967
Refinery Input (MBPD)	1,067	1,117	1,116	1,131

[1]	Includes equity in affiliates.

[2]	MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet.

[3]	Represents total field production under the Boscan operating service agreement in Venezuela.

[4]	Excludes Equilon and Motiva.

[5]	Includes branded and unbranded gasoline.

U.S. Exploration and Production

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Operating Earnings	$553	$550	$1,405	$2,747
Special Items	(183)	49	(195)	49

Segment Income	$370	$599	$1,210	$2,796

U.S. exploration and production operating earnings of $553 million in the 2002 quarter were essentially unchanged from the year-ago period. Higher crude oil and natural gas realizations were partially offset by a decline in oil-equivalent production. In the 2002 quarter, the combined negative impact on profits from damages and reduced production from Tropical Storm Isidore in the Gulf of Mexico was about $25 million. Also in the same quarter were unfavorable mark-to-market adjustments of about $25 million for contracts accounted for as derivatives. In the 2001 quarter, the effects from similar items were not significant. Nine-month operating earnings decreased $1.342 billion to $1.405 billion – mainly the result of lower crude oil and natural gas realizations, combined with reduced natural gas production.

The third quarter average liquids realization increased 7 percent to $23.33 per barrel, compared with the corresponding 2001 period. The average natural gas realization was $2.77 per thousand cubic feet, compared with $2.62 in the year-ago quarter. On a year-to-date basis, the average liquids realization of $20.66 per barrel declined 10 percent from $22.91 per barrel in 2001. The average natural gas realization was $2.70 per thousand cubic feet for nine months 2002, compared with $5.04 per thousand cubic feet in the 2001 period – a decrease of nearly 50 percent.

Third quarter net oil-equivalent production declined 4 percent from the 2001 period. The net liquids production component was down 1.5 percent to 602,000 barrels per day. Net natural gas production averaged 2.406 billion cubic feet per day, down 9 percent. The effect of the tropical storm lowered average daily production in the 2002 third quarter by 9,000 barrels of crude oil and 49 million cubic feet of natural gas. On a year-to-date basis, natural gas production was down about 11 percent to 2.472 billion cubic feet per day. Liquids production was up 1 percent at 616,000 barrels per day.

The special charges in the third quarter 2002 resulted mainly from asset impairments caused by write-downs in proved oil and gas reserve quantities for various fields. In addition to the third quarter special charges, nine-month results included a $12 million charge for environmental remediation costs.

In the United States, substantially all of the company’s natural gas and natural gas liquids production is sold to its Dynegy affiliate. Please see pages 7 to 8 and 22 to 23 of this Quarterly Report on Form 10-Q for further information relating to the company’s investment in, and business relationships with, Dynegy.

International Exploration and Production

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Operating Earnings*	$730	$733	$2,277	$2,504
Special Items	(183)	—	(183)	—

Segment Income*	$547	$733	$2,094	$2,504

* Includes Foreign Currency Gains	$60	$20	$138	$33

International exploration and production operating earnings of $730 million were flat compared to the third quarter 2001. The effect of higher crude oil realizations and natural gas production were essentially offset by a combination of lower liquids production, mark-to-market adjustments for contracts treated as derivatives and higher tax expense as a result of a change in the U.K. tax law. Year-to-date operating earnings of $2.277 billion were 9 percent lower than in last year’s first nine months.

The third quarter average liquids realization of $25.01 per barrel increased 8 percent from the 2001 quarter, while the average natural gas realization was about flat at $2.06 per thousand cubic feet. On a year-to-date basis, the average liquids realization was $22.25 per barrel, compared with $23.81 per barrel in the 2001 nine months. The nine-month average natural gas realization of $2.07 per thousand cubic feet was down 14 percent from $2.42 per thousand cubic feet in 2001.

Third quarter net oil-equivalent production was about the same as the year-ago period. The net liquids production component declined 4 percent to 1,246,000 barrels per day. Increased production in Kazakhstan was more than offset by declines in Nigeria – primarily as a result of OPEC-related curtailments, operating incidents and civil protests – and in Europe and Indonesia. The effect of OPEC quotas on Nigerian production in the 2002 quarter was 40,000 barrels per day, versus having no effect in the corresponding 2001 period. Net natural gas production increased 21 percent to 1.874 billion cubic feet per day. New production from the Philippines, along with higher production in Kazakhstan and several other countries, contributed to the increase and more than offset declines in the United Kingdom and Canada. On a year-to-date basis, net liquids production declined 2 percent to 1,298,000 barrels per day, while natural gas production was up 15 percent to 1.918 billion cubic feet per day.

Earnings for the 2002 quarter included net foreign currency gains of $60 million, compared with gains of $20 million in 2001. Currency gains in several countries – particularly Argentina, Canada, Venezuela and the United Kingdom – were partially offset by losses in Nigeria. For the nine-month periods, foreign currency gains of $138 million in 2002, compared with gains of $33 million in 2001. The 2002 period reflected significant gains in the first and second quarters attributable to the devaluation of the Argentine peso.

Special-item charges in 2002 were for asset impairments caused by write-downs in quantities of proved oil and gas reserves for fields in Africa and Canada and the effect of tax-law changes in the United Kingdom on prior years’ deferred tax balances.

U.S. Refining, Marketing and Transportation

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Operating Earnings (Loss)	$35	$424	$(63)	$1,144
Special Items	(114)	—	(200)	—

Segment (Loss) Income	$(79)	$424	$(263)	$1,144

U.S. refining, marketing and transportation operating earnings of $35 million declined 92 percent from $424 million in the year-ago quarter. The decrease was mainly due to significantly lower margins for refined products and the absence in 2002 of $111 million in earnings from operations sold under mandate of the FTC as a condition of the merger.

For the nine-month periods, operating losses were $63 million in 2002, compared with earnings of $1.144 billion in 2001. In addition to the impact of significantly lower product margins and the absence of $367 million in earnings from assets sold as a condition of the merger, planned refinery maintenance in this year’s first quarter required product purchases, which further eroded profitability.

The third quarter’s average refined product sales realization increased about 8 percent to $39.00 per barrel. Year-to-date, average refined product sales realizations were $33.38 per barrel, compared with $39.17 last year. In the quarter, refined product sales volumes, excluding the company’s share of Equilon and Motiva sales in the 2001 period, declined 8 percent to 1,657,000 barrels per day, primarily due to reduced jet fuel sales and fuel oil trading volumes. However, branded gasoline sales volumes increased 4 percent to 591,000 barrels per day from the year-ago quarter. On a year-to-date basis, refined product sales volumes were 1,631,000 barrels per day in 2002, compared with 1,690,000 barrels per day in 2001. The nine-month decline was also the result of reduced jet fuel sales and fuel oil trading volumes.

Special-item charges in the 2002 quarter were for write-down of assets and environmental remediation costs. In addition to the third quarter special charges, year-to-date special charges included $86 million for environmental remediation costs and the settlement of a litigation issue.

International Refining, Marketing and Transportation

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Operating Earnings*	$57	$165	$198	$571
Special Items	(136)	—	(136)	—

Segment (Loss) Income*	$(79)	$165	$62	$571

* Includes Foreign Currency Gains (Losses)	$9	$1	$(120)	$62

International refining, marketing and transportation operating earnings of $57 million in the third quarter and $198 million in the nine months of 2002 both declined about 65 percent from the corresponding periods in 2001. The declines were primarily due to lower refined product margins in most operating areas and lower freight rates for the international shipping operations. Total refined product sales volumes decreased 14 percent to 2,307,000 barrels per day in the third quarter, primarily the result of reduced fuel oil and diesel trading volumes. On a year-to-date basis, 2002 sales volumes were 2,211,000 barrels per day, down 11 percent from 2001.

Earnings in the 2002 quarter included foreign currency gains of $9 million, compared with gains of $1 million in 2001. Year-to-date foreign currency losses of $120 million compared with gains of $62 million in 2001. Currency losses in 2002 occurred mainly in Brazil, New Zealand, Australia, Korea and the United Kingdom.

The special item in 2002 was for a write-down of the company’s investment in its publicly-traded Caltex Australia affiliate to its estimated fair value at September 30, 2002.

Chemicals

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Operating Earnings (Loss)*	$22	$(5)	$73	$(15)
Special Items	—	(43)	—	(43)

Segment Income (Loss)*	$22	$(48)	$73	$(58)

* Includes Foreign Currency (Losses) Gains	$(1)	$2	$—	$(3)

Chemical operations earned $22 million, an improvement of $27 million from last year’s quarter, mainly from the company’s 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) affiliate. Product sales margins for the affiliate, while improved as a result of lower feedstock costs in 2002, remained weak. On a year-to-date basis, chemicals operations earned $73 million, compared with the loss of $15 million in last year’s nine months, as earnings improved for both CPChem and the company’s Oronite Division. Protracted weak demand for commodity chemicals and industry over-supply conditions continued to suppress earnings for this sector.

Earnings in the 2002 quarter included foreign currency losses of $1 million, compared with gains of $2 million in the 2001 quarter. Year-to-date foreign currency effects were de minimis in 2002, compared with losses of $3 million in 2001.

All Other

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

Net Operating Charges*	$(160)	$(153)	$(489)	$(639)
Special Items	(1,452)	103	(2,181)	103
Merger Effects	(73)	(554)	(278)	(611)

Net Charges*	$(1,685)	$(604)	$(2,948)	$(1,147)

* Includes Foreign Currency (Losses) Gains	$(3)	$(15)	$18	$(17)

All Other consists of the company’s interest in Dynegy, coal mining operations, power and gasification businesses, worldwide cash management and debt financing activities, corporate administrative costs, insurance operations, real estate activities, technology companies and expenses and net losses connected with the merger (merger effects). Net charges before special items and merger effects were $160 million, slightly more than the year-ago period. For the nine-month periods, net operating charges of $489 million in 2002 were $150 million lower than in the 2001 period.

The change in net operating charges between the quarterly periods reflected the favorable effects of improved earnings of the company’s coal and power and gasification businesses, and lower net interest expense and corporate charges, which were essentially offset by a decline associated with the company’s share of Dynegy’s operating results. The company’s share of Dynegy’s operating losses was $19 million in the 2002 quarter, compared with operating earnings of $72 million in 2001. Third quarter net operating charges from other activities (including coal and power and gasification) were $141 million in 2002, compared with $225 million in 2001. On a year-to-date basis, the company’s share of Dynegy operating earnings in 2002 was $24 million, compared with $141 million in 2001. Net operating charges from other activities were $513 million for the nine months 2002, compared with $780 million in the 2001 period. The 2002 period benefited from the favorable impacts of lower income tax expense, corporate charges and net interest expense, and increased earnings from coal and power and gasification operations.

Special items of $1.452 billion in the 2002 quarter were composed of charges of $1.549 billion related to Dynegy that were partially offset by benefits of $97 million for prior-years tax adjustments. The Dynegy charges were composed of $1.095 billion for the write-down of the company’s investment in Dynegy common and preferred stock to its estimated fair value at September 30, 2002; $305 million for the company’s share of Dynegy’s own write-downs and revaluations and $149 million for the company’s share of Dynegy’s loss on its sale of Northern Natural Gas Company. In addition to the third quarter special items, the nine-month special items included charges of $531 million for the second quarter write-down of the company’s investment in Dynegy, $174 million for the company’s share of Dynegy’s own write-downs and revaluations, and $24 million for environmental remediation costs.

For further information related to the company’s investment in Dynegy, please see “Information Relating to the Company’s Investment in Dynegy” on pages 7 to 8 and pages 22 to 23 of this Quarterly Report on Form 10-Q.

Merger-related expenses reduced net income by $73 million in the third quarter 2002. Merger effects reduced earnings $554 million in the 2001 quarter composed of $496 million for a write-down of the assets required to be sold as a condition of the merger and $58 million for merger-related expenses. In addition to the third quarter 2002 and 2001 merger effects, net income for the nine-month periods included merger-related expenses of $205 million and $57 million for 2002 and 2001, respectively.

Foreign currency losses were $3 million in the third quarter of 2002, compared with losses of $15 million in the 2001 quarter. For nine months, foreign currency gains were $18 million, compared with losses of $17 million in 2001.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $3.6 billion at September 30, 2002 – a $428 million increase from year-end 2001. Cash provided by operating activities was $6.8 billion in the first nine months of 2002, compared with $10.3 billion in the year-ago period. The 2002 amount was adversely affected by lower crude oil and natural gas prices and reduced refined product margins. During the first nine months of 2002, the company received proceeds of $2.2 billion, including dividends due, from the sale of the company’s investments in Equilon and Motiva. These proceeds, in addition to cash provided by operating activities in the first nine months of 2002, enabled the company to fund its capital program, pay dividends to stockholders, and reduce overall debt levels.

During the first nine months of 2002, the company paid dividends of $2.242 billion to common stockholders. On October 30, 2002, ChevronTexaco declared a quarterly dividend of 70 cents per share, unchanged from the preceding quarter, payable on December 10, 2002.

At the end of the 2002 third quarter, ChevronTexaco had $4.11 billion in revolving credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities at September 30, 2002. During the second quarter, the company increased the total value of “shelf” registrations on file with the Securities and Exchange Commission (SEC) by $2 billion to $4.8 billion. In the third quarter, the company issued $2 billion of 3.5 percent Guaranteed Notes Due 2007 under one of these “shelf” registrations and used the proceeds to retire commercial paper. The company currently has three existing “shelf” registrations on file with the SEC that together would permit additional registered debt offerings up to an aggregate of $2.8 billion of securities. At September 30, 2002, the company also had lines of credit available for short-term financing totaling $500 million, of which $330 million had not been used.

ChevronTexaco’s total debt and capital lease obligations were $16.5 billion at September 30, 2002, down from $17.4 billion at year-end 2001. In the first nine months of 2002, a net increase of $936 million in long-term debt and other financial obligations was more than offset by a reduction of $1.84 billion of short-term debt. Proceeds from new long-term debt issuances were $2.047 billion, which included $1.984 billion (after issue discount and fees) 3.5 percent Guaranteed Notes issued in September. Repayments totaling $1.073 million included $250 million of Texaco North Sea U.K. notes, $271 million of Texaco Capital Inc. bonds, $192 million of New Zealand debt, $100 million of ChevronTexaco Corporation 8.11 percent notes, $75 million of Hong Kong debt and $185 million of other individually smaller issues. Included in the net decrease in the company’s overall debt levels was a non-cash reduction of $100 million of ESOP debt.

The company’s debt due within 12 months, consisting primarily of commercial paper and the current portion of long-term debt, totaled $9.3 billion at September 30, 2002, down from $11.6 billion at December 31, 2001. Of this total, $4.11 billion and $3.2 billion were reclassified to long-term at the end of each period, respectively. Settlement of these obligations was not expected to require the use of working capital in 2002, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to refinance its commercial paper continually, maintaining levels it believes to be appropriate.

In July 2002, the company acquired $125 million in cumulative preferred shares of CPChem, its 50 percent-owned affiliate.

The company benefits from lower interest rates available on short-term debt; however, ChevronTexaco’s proportionately large amount of short-term debt keeps its ratio of current assets to current liabilities at relatively low levels. Current assets also include inventories valued on a Last-In-First-Out (LIFO) basis, which are significantly lower than current costs in all periods presented. The current ratio was 0.95 at September 30, 2002, about the same level as at year-end 2001.

ChevronTexaco’s debt ratio (total debt to total-debt-plus-equity) was 34 percent at September 30, 2002, about the same as at year-end 2001. The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

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

Worldwide capital and exploratory expenditures, including the company’s share of affiliates’ expenditures, were $6.6 billion in the first nine months of 2002, compared with $7.3 billion in last year’s corresponding period. Expenditures in 2002 for exploration and production projects were $4.7 billion – 71 percent of the total expenditures – reflecting the company’s continued emphasis on increasing oil and gas production. For the 2001 period, upstream spending totaled $5.2 billion – also 71 percent of the total – and included an accelerated drilling program in the United States to increase natural gas production and an additional investment in the company’s Tengizchevroil affiliate.

CAPITAL AND EXPLORATORY EXPENDITURES BY MAJOR OPERATING AREA

	Three Months Ended		Nine Months Ended
	September 30		September 30

Millions of Dollars	2002	2001	2002	2001

United States
Exploration and Production	$547	$559	$1,366	$1,792
Refining, Marketing and Transportation	230	234	488	600
Chemicals	164	36	235	102
All Other	124	108	622	671

Total United States	1,065	937	2,711	3,165

International
Exploration and Production	1,041	933	3,309	3,408
Refining, Marketing and Transportation	157	331	540	734
Chemicals	11	5	21	17
All Other	14	2	30	5

Total International	1,223	1,271	3,900	4,164

Worldwide	$2,288	$2,208	$6,611	$7,329

Contingencies and Significant Litigation

Chevron, Texaco and four other oil companies (refiners) filed suit in 1995 contesting the validity of a patent (‘393’ patent) granted to Unocal Corporation (Unocal) for reformulated gasoline, which ChevronTexaco sells in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced in infringement of the patent. In February 2001, the U.S. Supreme Court concluded it would not review the lower court’s ruling, and the case was sent back to the District Court for an accounting of all infringing gasoline produced from August 1, 1996, to September 30, 2000. The District Court has now ruled that the damages awarded by the jury are limited to infringement that occurs in California only. Additionally, the U.S. Patent and Trademark Office (USPTO) granted a motion by the refiners to re-examine the validity of Unocal’s patent. The District Court judge requested further briefing and advised that she would not enter final judgement orders in this case until the USPTO had completed its reexamination of the ‘393’ patent. During 2002 the USPTO rejected the validity of the ‘393’ patent and another Unocal patent, the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, the U.S. Federal Trade Commission has also announced that it is investigating whether Unocal’s conduct in this matter represented unfair competition, which may make Unocal’s patent unenforceable.

Unocal has obtained additional patents that could affect a larger share of U.S. gasoline production. ChevronTexaco believes these additional patents are invalid, unenforceable, and/or not infringed. The company’s financial exposure in the event of unfavorable conclusions to the patent litigation and regulatory reviews may include royalties, plus interest, for production of gasoline that is proved to have infringed the patents. The competitive and financial effects on the company’s refining and marketing operations, while presently indeterminable, could be material. ChevronTexaco – as well as Chevron and Texaco separately pre-merger – has been accruing in the normal course of business any future estimated liability for potential infringement of the ‘393’ patent covered by the 1998 trial court’s ruling. In 2000, prior to the merger, Chevron and Texaco made payments to Unocal totaling approximately $28 million for the original court ruling, including interest and fees.

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

U.S. federal income tax liabilities have been settled through 1996 for ChevronTexaco (formerly Chevron), 1993 for ChevronTexaco Global Energy Inc. (formerly Caltex Corporation), and 1991 for Texaco. California franchise tax liabilities have been settled through 1991 for Chevron and 1987 for Texaco.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

The company has defined benefit pension plans for most employees and is required to satisfy the Employee Retirement Income Security Act minimum funding standard for U.S. plans. Several key assumptions are used to determine the obligation, funding and expense related to these plans, including the long-term estimated rate of return on plan assets and the interest rate used to discount the plans’ obligations. These assumptions, along with the market value of the plans’ assets, are monitored quarterly to determine the associated pension plan accounting. Higher-than-expected investment returns on pension plan trust assets in years prior to 2002 moderated pension expense and maintained the minimum funded status of the company’s main U.S. pension plans without significant additional contributions by the company. However, significant investment losses have occurred in 2002 as a result of the downturn in worldwide equity markets. In addition, merger-related employee terminations have resulted in significant lump-sum cash payments from the pension trust. Primarily as a result of decline in the fair value of pension plan assets, the company believes it will be required to record a significant additional minimum pension liability as of December 31, 2002. The additional minimum pension liability reflects the amount of the pension plans’ unfunded accumulated benefit obligation in excess of the liability currently recognized. The accounting for the increase in the liability will result in an after-tax charge of approximately $500 million to “accumulated other comprehensive loss” in stockholder’s equity. The assumptions that will be used to determine the actual pension liability as of December 31, 2002, will be finalized in December 2002; accordingly, the charge to “accumulated other comprehensive loss” may vary significantly from the amount estimated at September 30, 2002. For the nine months 2002, pension expense for the company’s main U.S. pension plans was $243 million, compared with $32 million in the corresponding 2001 period. Expenditures during 2002 include approximately $100 million for settlement losses associated with merger-related employee severances. The investment losses experienced in 2002, together with settlement losses associated mainly with lump-sum cash payments from the pension trust, have been the major factors for an increase in 2002 pension expense for the company’s main U.S. pension plans. While the company is in compliance with all U.S. government funding requirements and does not anticipate any near-term cash contributions, pension expense may increase, and additional funding may ultimately be required if investment returns are insufficient to offset increases in the plans’ obligations. Future funding requirements are dependent upon factors such as interest rate levels, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements.

The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others, and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers’ financing arrangements.

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

ChevronTexaco provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company and Saudi Refining, Inc. as part of the February 2002 sale of the company’s interests in those investments. Generally, the indemnities provided are limited to contingent liabilities that may become actual liabilities within 18 months of the sale and are reduced by any reserves that were established prior to the sale. Excluding environmental liabilities, the company’s financial exposure related to those indemnities is limited to $300 million. Additionally, the company has provided indemnities for certain environmental liabilities arising out of conditions that existed prior to the formation of Equilon and Motiva and during the periods of ChevronTexaco’s ownership interest in those entities as well as for customary representations and warranties within the agreements.

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

The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. However, the results of operations and the financial position of Dynegy may be affected by its business activities involving the use of derivative instruments.

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

Areas in which the company and its affiliates have significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, Kuwait, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, South Africa, Indonesia, Papua New Guinea, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago, and Korea. The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company’s Dynegy affiliate has operations in the United States, Canada, the United Kingdom and other European countries.

For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for ChevronTexaco’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at approximately $200 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at about $50 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations” (ARO). FAS 143 is effective for fiscal years beginning after June 15, 2002. FAS 143 differs in several significant respects from current accounting for asset retirement obligations (AROs) under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Adoption of FAS 143 will affect future accounting and reporting of the assets, liabilities and expenses related to these obligations. Based upon preliminary estimates, an after-tax gain or loss of less than $250 million would be recorded for the cumulative effect of the change in accounting principle for the company’s adoption of FAS 143 on January 1, 2003. At the time of adoption, total assets and total liabilities would also increase by in excess of $2 billion. The amounts recorded upon adoption are dependent upon a number of variables, including estimates of crude oil and natural gas reserves and the credit-adjusted risk-free interest discount rate to be applied when calculating the fair value of ARO assets and liabilities.

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

Compliance with Certification Requirements

The certifications by the company’s Chief Executive Officer and Chief Financial Officer of this Quarterly Report on Form 10-Q, as required by Section 302 of the Sarbanes-Oxley Act of 2002, are contained on pages 38 and 39 of this report. The certifications by such officers of this Quarterly Report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been submitted to the SEC as additional correspondence accompanying this report.

Item 4.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

ChevronTexaco Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Clean Air Act – New Source Review Environmental Protection Agency (EPA) Negotiations

EPA has initiated a national enforcement initiative involving the refining industry focused on New Source Review requirements under the Clean Air Act. In response to this initiative, ChevronTexaco and EPA are negotiating the potential or actual settlement of any environmental claims at the Company’s refineries that may fall within the scope of the initiative. If a settlement is consummated, it is reasonably anticipated to involve the payment of civil penalties exceeding $100,000.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(12)	Computation of Ratio of Earnings to Fixed Charges
(99)	Special resolution, dated September 4, 2002, amending Articles of Association of ChevronTexaco Capital Company

(b)	Reports on Form 8-K

(1)	On September 3, 2002, ChevronTexaco filed a Current Report on Form 8-K reporting that its then Vice Chairman, Glenn F. Tilton, was leaving the company to become Chairman, President and Chief Executive Officer of UAL Corporation.
(2)	On September 11, 2002, ChevronTexaco filed a Current Report on Form 8-K including a First Supplemental Indenture among ChevronTexaco Capital Company, as Issuer, ChevronTexaco Corporation, as Guarantor, and JPMorgan Chase Bank, as Trustee, dated as of September 10, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRONTEXACO CORPORATION (Registrant)

Date November 8, 2002	/s/ S. J. CROWE S. J. Crowe, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, David J. O’Reilly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ChevronTexaco Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 8, 2002	/s/ DAVID J. O’REILLY ----------------------------------------------------- David J. O’Reilly, Chairman of the Board and Chief Executive Officer

I, John S. Watson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ChevronTexaco Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 8, 2002	/s/ JOHN S. WATSON ----------------------------------------------------- John S. Watson, Vice-President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(12)	Computation of Ratio of Earnings to Fixed Charges*
(99)	Special resolution, dated September 4, 2002, amending Articles of Association of ChevronTexaco Capital Company

*	Included herewith