Form 10-Q
period 2003-03-31
CHEVRONTEXACO CORP
filed 2003-05-09
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2003
Common stock, $0.75 par value	1,068,334,996

INDEX

		Page
		No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
	Consolidated Statement of Income for the three months ended March 31, 2003 and 2002	3
	Consolidated Statement of Comprehensive Income for the three months ended March 31, 2003 and 2002	4
	Consolidated Balance Sheet at March 31, 2003 and December 31, 2002	5
	Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 6.	Listing of Exhibits and Reports on Form 8-K	33
Signature		34
Certifications		35-36
Exhibit	: Computation of Ratio of Earnings to Fixed Charges	38
Certifications Required by Section 906 of the Sarbanes-Oxley Act of 2002		39-40

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the ability of the company’s Dynegy equity affiliate to successfully execute its recapitalization and restructuring plans; inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected production from existing and future oil and gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company’s production or manufacturing facilities due to accidents, political events, severe weather or war; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental regulations (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); potential liability resulting from pending or future litigation; and the possibility of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars, except
	per-share amounts)
Revenues and Other Income
Sales and other operating revenues(1)	$30,652	$20,844
Income from equity affiliates	265	112
Other income	48	199

Total Revenues and Other Income	30,965	21,155

Costs and Other Deductions
Purchased crude oil and products	18,275	11,813
Operating expenses	1,938	1,752
Selling, general and administrative expenses	1,009	863
Exploration expenses	155	85
Depreciation, depletion and amortization	1,242	1,205
Merger-related expenses	—	183
Taxes other than on income(1)	4,330	3,780
Interest and debt expense	130	147
Minority interests	22	12

Total Costs and Other Deductions	27,101	19,840

Income Before Income Tax Expense	3,864	1,315
Income Tax Expense	1,748	590

Income Before Cumulative Effect of Changes in Accounting Principles	2,116	725
Cumulative effect of changes in accounting principles, net of tax	(196)	—

Net Income	$1,920	$725

Per Share of Common Stock:
Income Before Cumulative Effect of Changes in Accounting Principles
— Basic	$1.99	$0.68
— Diluted	$1.99	$0.68
Net Income
— Basic	$1.81	$0.68
— Diluted	$1.81	$0.68
Dividends	$0.70	$0.70
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,062,017	1,060,080
— Diluted	1,063,600	1,062,010

(1)Includes consumer excise taxes	$1,691	$1,688

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

	(Millions of
	dollars)
Net Income	$1,920	$725

Unrealized holding (loss) gain on securities	(11)	63
Minimum pension liability adjustment	(17)	—
Net derivatives gain on hedge transactions	5	5
Currency translation adjustment	(4)	(17)

Other Comprehensive (Loss) Income, net of tax	(27)	51

Comprehensive Income	$1,893	$776

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At March 31,	At December 31,
	2003	2002

	(Unaudited)

	(Millions of dollars)
ASSETS
Cash and cash equivalents	$3,804	$2,957
Marketable securities	760	824
Accounts and notes receivable	10,197	9,385
Inventories:
Crude oil and petroleum products	2,149	2,019
Chemicals	182	193
Materials, supplies and other	500	551

	2,831	2,763
Prepaid expenses and other current assets	1,927	1,847

Total Current Assets	19,519	17,776
Long-term receivables, net	1,227	1,338
Investments and advances	11,484	11,097
Properties, plant and equipment, at cost	107,068	105,231
Less: accumulated depreciation, depletion and amortization	60,470	61,076

	46,598	44,155
Deferred charges and other assets	2,474	2,993

Total Assets	$81,302	$77,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$4,114	$5,358
Accounts payable	8,530	8,455
Accrued liabilities	3,075	3,364
Federal and other taxes on income	2,575	1,626
Other taxes payable	1,106	1,073

Total Current Liabilities	19,400	19,876
Long-term debt	10,962	10,666
Capital lease obligations	217	245
Deferred credits and other noncurrent obligations	7,404	4,474
Noncurrent deferred income taxes	5,594	5,619
Reserves for employee benefit plans	4,590	4,572
Minority interests	322	303

Total Liabilities	48,489	45,755

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $0.75 par value, 1,137,021,057 shares issued)	853	853
Capital in excess of par value	4,833	4,833
Retained earnings	32,123	30,942
Accumulated other comprehensive loss	(1,025)	(998)
Deferred compensation and benefit plan trust	(602)	(652)
Treasury stock, at cost (68,686,061 and 68,884,416 shares at March 31, 2003 and December 31, 2002, respectively)	(3,369)	(3,374)

Total Stockholders’ Equity	32,813	31,604

Total Liabilities and Stockholders’ Equity	$81,302	$77,359

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Operating Activities
Net income	$1,920	$725
Adjustments
Cumulative effect of changes in accounting principles	196	—
Depreciation, depletion and amortization	1,242	1,205
Dry hole expenses	71	39
Distributions less than income from equity affiliates	(167)	(51)
Net before-tax gains on asset retirements and sales	(6)	(27)
Net foreign currency losses (gains)	26	(121)
Deferred income tax provision	(18)	(204)
Net increase in operating working capital	(306)	(229)
Minority interest in net income	22	12
Decrease (increase) in long-term receivables	113	(30)
Decrease (increase) in other deferred charges	214	(237)
Other, net	25	(13)

Net Cash Provided by Operating Activities	3,332	1,069

Investing Activities
Capital expenditures	(1,301)	(1,845)
Proceeds from asset sales	71	2,177
Net sales of marketable securities	386	222

Net Cash (Used for) Provided by Investing Activities	(844)	554

Financing Activities
Net (payments) borrowings of short-term obligations	(1,120)	861
Proceeds from issuance of long-term debt	817	25
Repayments of long-term debt and other financing obligations	(628)	(371)
Cash dividends	(743)	(743)
Dividends paid to minority interests	(3)	(2)
Net sales of treasury shares	4	21

Net Cash Used for Financing Activities	(1,673)	(209)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	32	(6)

Net Change in Cash and Cash Equivalents	847	1,408
Cash and Cash Equivalents at January 1	2,957	2,117

Cash and Cash Equivalents at March 31	$3,804	$3,525

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

      The accompanying consolidated financial statements of ChevronTexaco Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the Consolidated Balance Sheet at December 31, 2002. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the cumulative effect of changes in accounting principles, special charges and merger-related expenses described in Notes 2 and 3.

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2002 Annual Report on Form 10-K.

      The results for the three-month period ended March 31, 2003, are not necessarily indicative of future financial performance.

Note 2.     Net Income

      Net income for the first quarter of 2003 included a charge of $196 million for the cumulative effect of changes in accounting principles and a charge of $39 million for the company’s share of losses from asset sales by an international equity affiliate. The cumulative effect of changes in accounting principles is discussed in Note 3. Net income for the first quarter of 2002 included charges of $74 million for the company’s share of a write-down of investments in telecommunications businesses by its Dynegy Inc. affiliate and $132 million for merger-related expenses.

      Net income in the first quarter 2003 included foreign currency losses of $45 million, compared with gains of $124 million in the first quarter 2002.

Note 3.     Cumulative Effect of Changes in Accounting Principles

      The company adopted Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), effective January 1, 2003. This new accounting standard applies to legal obligations associated with the retirement of tangible long-lived assets. FAS 143 primarily affects the company’s accounting for oil and gas producing assets and differs in several respects from previous accounting under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” In the first quarter 2003, the company recorded a net after-tax charge of $200 million for the cumulative effect of the adoption of FAS 143, including the company’s share of amounts attributable to equity affiliates. The cumulative-effect adjustment also increased the following balance sheet categories: “Properties, plant and equipment” $2.568 billion; “Accrued liabilities” $115 million; and, “Deferred credits and other noncurrent obligations,” $2.674 billion. “Noncurrent deferred income taxes” decreased by $21 million. Upon adoption, legal obligations, if any, to retire refining, marketing and transportation (downstream) and chemical long-lived assets generally were not recognized, as indeterminate settlement dates for the asset retirements prevented estimation of the fair value of the associated retirement obligation (ARO). The company will perform future periodic reviews of its downstream and chemical long-lived assets for any changes in facts and circumstances that might trigger recognition of a retirement obligation.

      Other than the cumulative-effect net charge, the effect of the new accounting standard on the first quarter 2003 net income was not materially different from what the result would have been under FAS 19 accounting. Included in “Depreciation, depletion and amortization” of $1.242 billion in the first quarter 2003, was $43 million of expenses related to asset retirement obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows what the company’s net income and net income per share would have been in the first quarter 2002 if the provisions of FAS 143 had been applied in that period, compared with net income and net income per share recorded in the first quarter 2003.

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Net income:
Reported net income	$1,920	$725
Cumulative effect of adoption of FAS 143	200	—
FAS 19 depreciation expense for abandonment and restoration, net of tax	—	31
Pro-forma FAS 143 ARO accretion and depreciation expenses, net of tax	—	(35)

Adjusted net income	$2,120	$721

Per share of common stock:
Reported net income — basic	$1.81	$0.68
Cumulative effect of adoption of FAS 143.18		—
FAS 19 depreciation expense for abandonment and restoration, net of tax	—	.03
Pro-forma FAS 143 ARO accretion and depreciation expenses, net of tax	—	(.03)

Adjusted net income — basic	$1.99	$0.68

Reported net income — diluted	$1.81	$0.68
Cumulative effect of adoption of FAS 143.18		—
FAS 19 depreciation expense for abandonment and restoration, net of tax	—	.03
Pro-forma FAS 143 ARO accretion and depreciation expenses, net of tax	—	(.03)

Adjusted net income — diluted	$1.99	$0.68

      Also in the first quarter 2003, the company recorded an after-tax gain of $4 million for its share of its affiliate Dynegy’s cumulative effect of adoption of Emerging Issue Task Force Consensus No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” effective January 1, 2003.

Note 4.     Information Relating to the Statement of Cash Flows

      The “Net increase in operating working capital” is composed of the following:

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Increase in accounts and notes receivable	$(813)	$(811)
Increase in inventories	(68)	(81)
Increase in prepaid expenses and other current assets	(85)	(7)
(Decrease) increase in accounts payable and accrued liabilities	(302)	567
Increase in income and other taxes payable	962	103

Net increase in operating working capital	$(306)	$(229)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      “Net Cash Provided by Operating Activities” includes the following cash payments for interest on debt and for income taxes:

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Interest paid on debt (net of capitalized interest)	$156	$146
Income taxes paid	$825	$705

      The “Net sales of marketable securities” consists of the following gross amounts:

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Marketable securities purchased	$(966)	$(1,537)
Marketable securities sold	1,352	1,759

Net sales of marketable securities	$386	$222

      The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table.

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Additions to properties, plant and equipment	$1,140	$1,489
Additions to investments	152	330
Current year dry hole expenditures	33	29
Payments for other liabilities and assets, net	(24)	(3)

Capital expenditures	1,301	1,845
Other exploration expenditures	84	46
Repayments of other financing obligations	2	2

Capital and exploratory expenditures, excluding equity affiliates	1,387	1,893
Equity in affiliates	154	257

Capital and exploratory expenditures, including equity affiliates	$1,541	$2,150

      The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

      The company’s Employee Stock Ownership Plan (ESOP) repaid $50 million and $100 million of matured debt guaranteed by ChevronTexaco Corporation in January of 2003 and 2002, respectively. These payments were recorded by the company as reductions to “Short-term debt” and “Deferred compensation.” Please see Note 3 for information regarding the non-cash impacts of the adoption of FAS 143, “Accounting for Asset Retirement Obligations.”

Note 5.     Operating Segments and Geographic Data

      ChevronTexaco separately manages its exploration and production; refining, marketing and transportation; and chemicals businesses. “All Other” consists of the company’s interest in Dynegy, coal mining operations, power and gasification businesses, worldwide cash management and debt financing activities,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate administrative costs, insurance operations, real estate activities and technology companies. The company’s primary country of operation is the United States of America, its country of domicile. The remainder of the company’s operations is reported as International (outside the United States).

      Segment Earnings. The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs and merger effects remain at the corporate level. After-tax segment income (loss) for the three-month periods ended March 31, 2003 and 2002, is presented in the following table.

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$666	$304
International	1,102	837

Total Exploration and Production	1,768	1,141

Refining, Marketing and Transportation
United States	70	(154)
International	245	93

Total Refining, Marketing and Transportation	315	(61)

Chemicals
United States	(20)	3
International	23	12

Total Chemicals	3	15

Total Segment Income	2,086	1,095

Merger-Related Expenses	—	(132)
Interest Expense	(96)	(105)
Interest Income	18	18
Other	(88)	(151)

Net Income	$1,920	$725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment Assets. Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash and marketable securities, real estate, information systems, the investment in Dynegy Inc., coal mining operations, power and gasification operations and technology companies. Segment assets at March 31, 2003, and December 31, 2002, follow.

	At March 31,	At December 31,
	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$13,050	$11,671
International	27,943	26,172

Total Exploration and Production	40,993	37,843

Refining, Marketing and Transportation
United States	9,935	9,681
International	17,943	17,699

Total Refining, Marketing and Transportation	27,878	27,380

Chemicals
United States	2,124	2,154
International	692	698

Total Chemicals	2,816	2,852

Total Segment Assets	71,687	68,075

All Other
United States	5,006	5,364
International	4,609	3,920

Total All Other	9,615	9,284

Total Assets — United States	30,115	28,870
Total Assets — International	51,187	48,489

Total Assets	$81,302	$77,359

      Segment Sales and Other Operating Revenues. Operating segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2003 and 2002, are presented in the following table. Sales from the transfer of products between segments are at prices that approximate market prices.

      Revenues for the exploration and production segment are derived primarily from the production and sale of crude oil and natural gas. Revenues for the refining, marketing and transportation segment are derived from the refining and marketing of petroleum products, such as gasoline, jet fuel, gas oils, kerosene, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived from the manufacture and sale of lubricant and fuel additives. “All Other” activities include coal mining operations, power and gasification businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$3,617	$2,086
International	4,114	3,217

Sub-total	7,731	5,303
Intersegment Elimination — United States	(1,850)	(812)
Intersegment Elimination — International	(2,102)	(1,849)

Total Exploration and Production	3,779	2,642

Refining, Marketing and Transportation
United States	12,150	7,153
International	14,229	10,834

Sub-total	26,379	17,987
Intersegment Elimination — United States	(40)	(40)
Intersegment Elimination — International	(5)	(180)

Total Refining, Marketing and Transportation	26,334	17,767

Chemicals
United States	108	106
International	199	173

Sub-total	307	279
Intersegment Elimination — United States	(31)	(23)
Intersegment Elimination — International	(20)	(18)

Total Chemicals	256	238

All Other
United States	330	234
International	28	5

Sub-total	358	239
Intersegment Elimination — United States	(75)	(42)

Total All Other	283	197

Sales and Other Operating Revenues
United States	16,205	9,579
International	18,570	14,229

Sub-total	34,775	23,808
Intersegment Elimination — United States	(1,996)	(917)
Intersegment Elimination — International	(2,127)	(2,047)

Total Sales and Other Operating Revenues	$30,652	$20,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Employee Termination Benefits and Other Restructuring Costs

      Following the October 9, 2001, merger of Texaco Inc. (Texaco) and Chevron Corporation (Chevron), expenses were incurred that directly related to the merger transaction. These included employee severance payments for approximately 4,500 employees; incremental pension and medical plan benefit costs associated with workforce reductions; legal, accounting, SEC filing and investment banker fees; employee and office relocations; and costs for the elimination of redundant facilities and operations.

      Activity for the merger-related accrual balance is summarized in the table below:

Amount

(Millions of
dollars)
Accrued — 2001	$891
Payments — 2001	(105)

Balance at December 31, 2001	786
Accrued — 2002	60
Payments — 2002	(470)

Balance at December 31, 2002	376
Payments — first quarter 2003	(174)

Balance at March 31, 2003	$202

      Substantially all of the 4,500 employees eligible for severance payments had been terminated by March 31, 2003. The ending accrual balance is not expected to be completely extinguished for approximately two years, reflecting a severance payment deferral option exercised by some employees.

Note 7.	Summarized Financial Data — Chevron U.S.A. Inc.

      Chevron U.S.A. Inc. (CUSA) is a major subsidiary of ChevronTexaco Corporation. CUSA and its subsidiaries and affiliates manage and operate most of ChevronTexaco’s U.S. businesses and assets related to the exploration and production of crude oil, natural gas and natural gas liquids and also those associated with refining, marketing, supply and distribution of products derived from petroleum, other than natural gas liquids, excluding most of the pipeline operations of ChevronTexaco. CUSA also holds ChevronTexaco’s investment in the Chevron Phillips Chemical Company (CPChem) joint venture and Dynegy, which are accounted for using the equity method.

      Throughout 2002, ChevronTexaco implemented a legal reorganization in which certain ChevronTexaco subsidiaries transferred assets to or under CUSA, and other ChevronTexaco companies were merged with and into CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the tables below gives retroactive effect to the reorganization in a manner similar to a pooling of interests, with all periods presented as if the companies had always been combined and the reorganization had occurred on January 1, 2002. However, the financial information included below may not reflect the financial position and operating results of CUSA in the future or the historical results in the periods presented had the reorganization actually occurred on January 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Sales and other operating revenues	$21,151	$13,444
Costs and other deductions	19,791	13,788
Net income (loss)(1)	571	(208)

(1)	2003 net income incudes a charge of $323 million for the cumulative effect of changes in accounting principles.

	At March 31,	At December 31,
	2003	2002

	(Millions of dollars)
Current assets	$16,054	$12,852
Other assets	21,880	24,554
Current liabilities	18,361	19,164
Other liabilities	13,745	12,976

Net worth	5,828	5,266

Memo: Total Debt	$8,156	$8,137

Note 8.	Summarized Financial Data — Chevron Transport Corporation Limited

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

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Sales and other operating revenues	$225	$205
Costs and other deductions	187	216
Net income (loss)	35	(12)

	At March 31,	At December 31,
	2003	2002

	(Millions of dollars)
Current assets	$320	$273
Other assets	429	464
Current liabilities	157	334
Other liabilities	480	344

Net worth	112	59

      During the first quarter 2003, CTC’s paid-in capital increased by $18 million from additional capital contributions and settlements,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were no restrictions on CTC’s ability to pay dividends or to make loans or advances at March 31, 2003.

Note 9.	Income Taxes

      Taxes on income before the cumulative effect of changes in accounting principles for the first quarter of 2003 were $1.748 billion, compared with $590 million in last year’s first quarter. The associated effective tax rate for both periods was 45 percent.

Note 10.	Stock Options

      At March 31, 2003, the company had stock-based compensation plans. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months
	Ended
	March 31,

	2003	2002

	(Millions of
	dollars)
Net income, as reported	$1,920	$725
Add: Stock-based employee compensation expense included in net income determined under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4)	(14)

Pro forma net income	$1,916	$716

Earnings per share:
Basic — as reported	$1.81	$0.68
Basic — pro forma	$1.80	$0.67
Diluted — as reported	$1.81	$0.68
Diluted — pro forma	$1.80	$0.67

Note 11.	Litigation

      Unocal Patent Litigation. Chevron, Texaco and four other oil companies (refiners) filed suit in 1995, contesting the validity of a patent (‘393’ patent) granted to Unocal Corporation (Unocal) for certain reformulated gasoline blends. ChevronTexaco sells reformulated gasolines in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced during the summer of 1996, which infringed on the claims of the patent. In February 2001, the U.S. Supreme Court concluded it would not review the lower court’s ruling, and the case was sent back to the District Court for an accounting of all infringing gasoline produced after August 1, 1996. The District Court has now ruled that the per-gallon damages awarded by the jury are limited to infringement that occurs in California only. Additionally, the U.S. Patent and Trademark Office (USPTO) granted two petitions by the refiners to re-examine the validity of Unocal’s ‘393’ patent and has now twice rejected all of the claims in the ‘393’ patent. Those rejections have been appealed by Unocal to the USPTO Board of Appeals. The District Court judge requested further briefing and advised that she would not enter a final judgment in this case until the USPTO had completed its re-examination of the ‘393’ patent. During 2002, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USPTO also twice rejected the validity of another Unocal patent, the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, in March 2003, the Federal Trade Commission (FTC) filed a complaint against Unocal alleging that its conduct during the pendency of the patents was in violation of antitrust law. The complaint seeks to enjoin Unocal from collecting royalties on its patents, effectively rendering them unenforceable.

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

      MTBE. Another issue involving the company is the petroleum industry’s use of methyl tertiary butyl ether (MTBE) as a gasoline additive and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to these lawsuits and claims is not currently determinable, but could be material to net income in any one period. ChevronTexaco has reduced the use of MTBE in gasoline it manufactures in the United States. California has directed that MTBE be phased out of the manufacturing process by the end of 2003, and the company intends to comply with this mandate. In the first quarter 2003, the company completed the conversion to marketing motor gasoline with ethanol as an oxygenate instead of MTBE in southern California, and will complete the changeover in northern California later in the year.

Note 12.	Other Contingencies and Commitments

      Income Taxes. The U.S. federal income tax liabilities have been settled through 1996 for ChevronTexaco (formerly Chevron), 1993 for ChevronTexaco Global Energy Inc. (formerly Caltex), and 1991 for Texaco. The company’s California franchise tax liabilities have been settled through 1991 for Chevron and 1987 for Texaco.

      Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

      Guarantees. The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. Under the terms of the guarantee arrangements, generally the company would be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from securities held of the guaranteed parties’ assets.

      Indemnities. The company also provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover contingent general liabilities, certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent environmental liabilities and liabilities associated with the Unocal patent litigation. The company would be required to perform should the contingent general liabilities become actual liabilities within 18 months of the sale and could be required to make maximum future payments of $300 million. The company has not recorded liabilities for these contingencies. There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral. Within five years of the February 2002 sale, at the buyer’s option, the company also may be required to purchase certain assets from Shell Oil Company for their net book value, as determined at the time of the company’s purchase.

      The indemnities pertaining to the contingent environmental liabilities relate to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the periods of ChevronTexaco’s ownership interests in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 12, 2001. Claims relating to Equilon must be asserted no later than February 13, 2009, and claims relating to Motiva must be asserted no later than February 13, 2012. Under the terms of the indemnities, there is no maximum limit on the amount of potential future payments. The company has not recorded any liabilities for possible claims under these indemnities. The amounts indemnified are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident. The company holds no assets as collateral and has made no payments under the indemnities.

      Minority Interests. The company has commitments related to preferred shares of subsidiary companies, which are accounted for as minority interest. MVP Production Inc., a subsidiary, has variable rate cumulative preferred shares of $75 million owned by one minority holder. The shares are voting and are redeemable in 2003. Texaco Capital LLC, a wholly owned finance subsidiary, has issued $65 million of Deferred Preferred Shares, Series C. Dividends amounting to $59 million on Series C, at a rate of 7.17 percent compounded annually, will be paid at the redemption date of February 28, 2005, unless earlier redemption occurs. Early redemption may result upon the occurrence of certain specific events.

      Environmental. The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including but not limited to: Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of additional future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs will have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company’s competitive position relative to other U.S. or international petroleum or chemicals concerns.

      Financial Instruments. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. However, the results of operations and the financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

      Global Operations. Areas in which the company and its affiliates have significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, France, Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, South Africa, Indonesia, Papua New Guinea, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company’s Dynegy affiliate has operations primarily in the United States.

      The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by host governments to increase public ownership of the company’s partially- or wholly-owned businesses.

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

      Equity Redetermination. For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for ChevronTexaco’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at less than $200 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at more than $50 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

      Other Contingencies. ChevronTexaco receives claims from and submits claims to customers, trading partners, U.S. federal, state and local regulatory bodies, host governments, contractors, insurers, and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve.

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

First Quarter 2003 Compared with First Quarter 2002

Key Financial Results

Income (Loss) Before Changes in Accounting Principles by Major Operating Area(1)(2)

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$1,016	$304
International	957	837

Total Exploration and Production	1,973	1,141

Refining, Marketing and Transportation
United States	70	(154)
International	245	93

Total Refining, Marketing and Transportation	315	(61)

Chemicals	3	15
All Other	(175)	(370)

Income Before Cumulative Effect of Changes in Accounting Principles	2,116	$725
Cumulative Effect of Changes in Accounting Principles	(196)	—

Net Income(1)(2)	$1,920	$725

(1) Includes special charges	$(39)	$(206)
(2) Includes foreign currency (losses) gains	$(45)	$124

      Net income for the first quarter of 2003 was $1.920 billion ($1.81 per share — diluted), compared with $725 million ($0.68 per share-diluted) in the year-ago period. First quarter 2003 results included net charges of $196 million ($0.18 per share — diluted) for the cumulative effect of changes in accounting principles, primarily relating to a new accounting standard for recognizing asset retirement obligations. Additionally, net income for the first quarter of 2003 included a special charge of $39 million for the company’s share of losses from asset sales by an international equity affiliate. Last year’s first quarter net income included a special charge of $74 million for the company’s share of a write-down by its Dynegy affiliate and $132 million for merger-related expenses.

      Because of their nature and sufficiently large amounts, the special items mentioned above are identified separately to help explain the changes in net income and segment income between periods as well as to help distinguish the underlying trends for the company’s businesses. In the following discussions, the term “earnings” is defined as net income or segment income, before the cumulative effect of changes in accounting principles.

      First quarter 2003 net income benefited from strong crude oil and natural gas prices, together with improving product margins worldwide in the refining and marketing business. Worldwide exploration and production (upstream) earnings, improved by more than $800 million, or 73 percent, compared with the year-ago period. Partially offsetting the benefits of higher prices was an approximate 5 percent decline in oil-equivalent production between periods. Worldwide refining, marketing and transportation (downstream) earnings improved from a loss of $61 million in the 2002 period to income of $315 million in the first quarter 2003, reflecting industry margins that had improved from very weak prior periods.

Business Environment and Outlook

      ChevronTexaco’s earnings depend largely on the profitability of its upstream and downstream businesses. Overall earnings trends are typically less affected by results from the company’s commodity chemicals sector and other investments. In some reporting periods, net income can also be affected significantly by special items. A key component of the company’s competitive position, particularly given its capital-intensive and commodity-based nature, is the ability to invest capital in projects that provide adequate financial returns and to manage operating expenses effectively. The company also continuously evaluates opportunities to dispose of assets that are not key to providing long-term value or to acquire assets or operations complementary to its asset base to help sustain the company’s growth. Besides the minor asset-disposition plans announced to date in 2003, the company expects to finalize and communicate other asset-sale and restructuring plans as the year progresses.

      Comments related to earnings trends for the company’s major business areas are as follows:

      Upstream. Changes in exploration and production earnings align most closely with industry price levels for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors, over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, weather-related damages and disruptions, competing fuel prices, and the regional supply interruptions that may be caused by military conflicts or political uncertainty. Community unrest has disrupted the company’s production in the past, most recently in Nigeria and Venezuela. The company continues to monitor developments closely in the countries in which it operates. Longer-term trends in earnings for this segment are also a function of a range of factors in addition to price trends, including the company’s ability to find or acquire crude oil and natural gas reserves and efficiently produce them.

      During 2002, industry price levels for crude oil trended upward from the $20 per-barrel level at the beginning of the year to about $30 in December and continued rising in the first quarter 2003. Average worldwide industry prices for crude oil and natural gas in the first quarter of 2003 were significantly higher than the same 2002 period and were the major factors in this segment’s higher earnings between periods. In the first quarter 2003, the average spot price for West Texas Intermediate (WTI), a benchmark crude oil, was about $34 per barrel, compared with about $21 in the year-ago period, and peaked at about $37 per barrel in mid-March. Benchmark prices for Henry Hub U.S. natural gas started 2002 in the low-$2 range per thousand cubic feet and also trended upward during the year, to about the $5 level. In the first quarter 2003, the benchmark natural gas price averaged about $7 per thousand cubic feet, compared with about $2.50 per thousand cubic feet in the 2002 quarter. The higher prices for crude oil in early 2003 in part reflected the geopolitical uncertainty in Iraq and Venezuela. The higher U.S. natural gas prices were primarily attributable to falling inventory storage levels, reflecting withdrawals to meet the demands of a cold winter over much of the United States.

      Crude oil prices began to trend downwards in March and the WTI spot price averaged about $29 per barrel in April. Also in April, the benchmark natural gas price trended downward and averaged about $5 per thousand cubic feet. Into early May, the spot price for WTI was around $25 per barrel, with the benchmark natural gas price continuing at around $5 per thousand cubic feet.

      In the first quarter 2003, oil-equivalent production was down about 5 percent from the year-ago quarter. However, more than half of the decline was the result of lower liquids production in the Indonesian operations, primarily due to the effect of higher prices on cost-oil recovery volumes under production-sharing arrangements and the expiration of a production-sharing agreement in the third quarter 2002. Production was also lower in the United States, reflecting normal field declines and production deemed uneconomic to restore following storm damages in the Gulf of Mexico last year. Lower production in Angola resulted from the planned shut-in of the Kuito Field for a major facilities upgrade that was completed during March.

      The company’s equity production was marginally lower in the first quarter of this year as a result of civil disruption late in the period in Nigeria and during most of the quarter in Venezuela. Production also was significantly lower at the Boscan Field in Venezuela; however, ChevronTexaco operates under a service agreement at this field and the associated production volumes are not part of the company’s equity production.

Production was restored in Venezuela before the end of March to levels that were in place prior to the nationwide labor strike. After improved security was in effect in Nigeria, much of the production that had been shut in was restored by mid-April.

      The expected production level in 2003 and beyond is uncertain, in part because of production quotas by the Organization of Petroleum Exporting Countries (OPEC) and the potential for local civil unrest and changing geopolitics that could cause production disruptions.

      Downstream. Refining, marketing and transportation earnings are closely tied to regional demand and industry refining and marketing margins. Other company-specific factors influencing the company’s profitability in this segment include the operating efficiencies of the refinery network, including any downtime due to operating incidents and planned maintenance.

      Downstream segment earnings improved in the first quarter 2003, compared with the year-ago period, on stronger industry margins, particularly late in the quarter when crude oil prices declined at a faster rate than refined products prices. In contrast, margins in the first quarter 2002 were at their lowest levels since the mid-1990s, as weak market conditions would not allow rising feedstock costs to be fully recovered from consumers of refined products. Industry margins could remain volatile in the future, depending primarily on price movements for crude oil feedstocks.

      Chemicals. Earnings for this segment declined in the first quarter 2003, as a result of losses from the 50 percent-owned Chevron Phillips Chemical Co. LLC affiliate. Principally due to surplus supply, product margins for commodity chemicals have been at low levels for a protracted period, and significant improvement is not expected in the near future.

Operating Developments

      Operating developments and events in recent months included:

•	U.S. Gulf of Mexico — In April, the company announced successful results from two appraisal wells at the Tahiti prospect, the site of one of the largest discoveries ever in the deepwater Gulf of Mexico. The wells, located within Green Canyon blocks 596 and 640, approximately 190 miles southwest of New Orleans, were drilled in more than 4,000 feet of water. The continuing appraisal program has provided verification that the Tahiti reservoirs are of high quality and a production test of the initial discovery well is planned for early 2004. ChevronTexaco is the operator of the Tahiti prospect and has a 58 percent working interest.

•	Australia — A second appraisal well drilled at the Jansz Field, off the Northwest coast of Western Australia, has indicated the presence of a very large natural gas resource. The Jansz Field will be further delineated in mid-2003 with a production test and the drilling of a third appraisal well. ChevronTexaco holds a non-operator 50 percent equity interest in the field.

•	Nigeria — ChevronTexaco announced the Nnwa gas discovery in the deepwater Nigeria Block OPL 218 following completion of the Nnwa-2 appraisal well. The company holds a 46 percent interest in OPL 218.

•	Angola — Partner approvals were obtained for the first phase of development in the Benguela, Belize, Lobito and Tomboco fields in Angola’s deepwater Block 14. The company, as operator, holds a 31 percent interest in Block 14.

•	Kazakhstan — The company’s 50-percent-owned affiliate, Tengizchevroil (TCO), announced in early 2003 that its partners had approved the detailed engineering and construction of the Second Generation Program and Sour Gas Injection Project. These two projects are expected to increase Tengiz’s oil production capacity from the current rate of about 285,000 barrels per day to between 430,000 and 500,000 barrels per day. Current development plans call for the two projects to be completed mid-2006.

•	U.S. Natural Gas Marketing — The company’s new wholesale natural gas marketing unit became operational in April 2003. This business unit was established following a decision by the company’s Dynegy affiliate to exit the natural gas marketing and trading business. ChevronTexaco’s natural gas sale and purchase agreements with Dynegy were terminated at the end of January 2003. Subsequently, Dynegy acted in an agency role for ChevronTexaco until the new business unit was in place.

•	Dynegy — In April, Dynegy announced that its independent accountants had completed a re-audit of Dynegy’s 1999-2001 financial statements and an audit of Dynegy’s 2002 financial statements. None of the restatements to Dynegy’s financial statements identified in the re-audit were material to ChevronTexaco; therefore, no restatement of the company’s prior-period results was necessary.

At March 31, 2003, ChevronTexaco’s carrying value of its investment in Dynegy common stock was $70 million, equivalent to $0.72 per Dynegy share. The carrying amount of the $1.5 billion face value of Dynegy preferred stock was $300 million — its estimated fair value at March 31, 2003.

Results of Operations

      Major Business Areas. The following section presents the results of operations for the company’s business segments as well as for the departments and companies managed at the corporate level. To aid in the understanding of changes in segment income between periods, the discussion is in two parts — first, on underlying trends and second, for special items that tended to obscure these trends.

U.S. Exploration and Production

	Three Months
	Ended March 31,

	2003	2002

	(Millions of dollars)
Income Before Cumulative Effect of Change in Accounting Principle	$1,016	$304
Cumulative Effect of Accounting Change	(350)	—

Segment Income	$666	$304

      U.S. exploration and production income before the cumulative effect of change in accounting principle was $1.0 billion, up more than $700 million, mainly as a result of higher crude oil and natural gas sales prices. The favorable price effects were partially offset by lower crude oil and natural gas production.

      Net oil-equivalent production declined 6 percent, or about 66,000 barrels per day, from the 2002 quarter, primarily due to normal field declines. The net liquids production component was down 7 percent to 577,000 barrels per day. Net natural gas production averaged 2.365 billion cubic feet per day, down 6 percent. Included in the overall decline was approximately 10,000 to 15,000 oil-equivalent barrels per day of production deemed uneconomic to restore following storm damage in the Gulf of Mexico in the second half of 2002.

International Exploration and Production

	Three Months
	Ended March 31,

	2003	2002

	(Millions of dollars)
Income Before Cumulative Effect of Change in Accounting Principle(1)	$957	$837
Cumulative Effect of Accounting Change	145	—

Segment Income(1)	$1,102	$837

(1) Includes foreign currency (losses) gains	$(46)	$147

      International exploration and production income before the cumulative effect of change in accounting principle was 14 percent higher than the year-ago quarter, due mainly to higher sales prices for crude oil and natural gas. Partially offsetting this benefit were unfavorable foreign currency effects and higher exploration expenses.

      Net oil-equivalent production decreased 5 percent compared with the year-ago period. The net liquids component of production declined 110,000 barrels per day to 1,246,000 barrels per day. The largest decrease was in Indonesia, down approximately 85,000 barrels per day, and was primarily due to the effect of higher prices on cost-oil recovery volumes under production-sharing terms and the expiration of a production sharing agreement in the third quarter 2002. Net natural gas production rose 10 percent to 2.141 billion cubic feet per day. The larger production increases occurred in the Philippines and Kazakhstan.

      Earnings for the quarter included net foreign currency losses of $46 million, primarily in Canada, Argentina and Australia. Gains of $147 million in the 2002 quarter resulted mainly from the devaluation of the Argentine peso.

U.S. Refining, Marketing and Transportation

	Three Months
	Ended March 31,

	2003	2002

	(Millions of dollars)
Segment Income (Loss)	$70	$(154)

      U.S. refining, marketing and transportation earnings of $70 million improved $224 million from the 2002 quarter on stronger industry margins late in the quarter, primarily for the company’s West Coast operations.

      The quarter’s average refined product sales price increased 66 percent to $44.28 per barrel. Refined product sales volumes declined 11 percent to 1,384,000 barrels per day. Branded gasoline sales volumes declined 6 percent to 538,000 barrels per day from the year-ago quarter. The lower refined product sales mainly reflected weakened demand for gasoline in the company’s primary marketing areas and a decline in supply sales of diesel and jet fuels.

International Refining, Marketing and Transportation

	Three Months
	Ended March 31,

	2003	2002

	(Millions of dollars)
Segment Income(1)(2)	$245	$93

(1) Includes special charge	$(39)	$—
(2) Includes foreign currency losses	$(18)	$(19)

      International refining, marketing and transportation earnings nearly tripled from the year-ago quarter to $245 million. The improvement reflected stronger refined product margins in most of the company’s operating areas and higher freight rates for the shipping operations.

      Total refined product sales volumes of 2,329,000 barrels per day in the first quarter 2003 increased about 10 percent compared with the 2002-quarter. This increase reflected higher supply sales of gasoline and distillates in the United Kingdom, additional trading sales of residual fuel oil in Latin America and Asia, and higher sales of military grade jet fuels.

      First quarter 2003 results include a special-item charge of $39 million for the company’s share of losses from asset sales by an equity affiliate.

Chemicals

	Three Months
	Ended March 31,

	2003	2002

	(Millions of dollars)
Segment Income(1)	$3	$15

(1) Includes foreign currency gains (losses)	$3	$(1)

      Chemical operations earned $3 million, compared to $15 million in the 2002 quarter. The decline was mainly attributable to higher losses by the company’s 50 percent-owned Chevron Phillips Chemical Company LLC affiliate in 2003. Product margins for the affiliate decreased between periods, as the increase in feedstock and utility costs, resulting from higher natural gas prices, outpaced the increase in selling prices. Profits for the company’s Oronite subsidiary were flat between periods.

All Other

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
Net Segment Charges Before Cumulative Effect of	$(175)	$(370)
Changes in Accounting Principles(1)(2)
Cumulative Effect of Accounting Changes	9	—

Net Segment Charges(1)(2)	$(166)	$(370)

(1) Includes special charges	$—	$(206)
(2) Includes foreign currency gains (losses)	$16	$(3)

      All Other consists of the company’s equity interest in Dynegy, coal mining operations, power and gasification ventures, worldwide cash management and debt financing activities, corporate administrative costs, insurance operations, real estate activities and technology companies.

      Net segment charges before the cumulative effect of changes in accounting principles were $175 million, compared with $370 million in the year-ago quarter. Included in the 2002 results were charges of $206 million for merger-related expenses and the company’s share of a write-down by its Dynegy affiliate. Excluding these items and the 2003 cumulative effect of accounting changes, 2003 net charges were essentially flat compared with last year.

Consolidated Statement of Income

      Explanations are provided below of variations between quarters for certain income statement categories.

      Sales and other operating revenues were $30.7 billion, up from $20.8 billion in last year’s first quarter. Revenues increased on significantly higher prices for crude oil, natural gas and refined products.

      Income from equity affiliates increased $153 million to $265 million primarily on improved earnings from the company’s TCO affiliate. The first quarter 2003 and 2002 included special charges related to affiliates’ asset dispositions of $39 million and $80 million, respectively.

      Other income of $48 million was down from $199 million in the 2002 quarter primarily on changes between periods in foreign currency gains and losses. The first quarter 2003 included foreign currency losses of $26 million, compared with gains of $119 million in the year-ago quarter. The change was primarily attributable to fluctuations of the value of the Argentine peso against the U.S. dollar.

      Purchased crude oil and products costs of $18.3 billion were 55 percent higher than in the 2002 quarter on significantly higher prices for crude oil, natural gas and refined products.

      Operating, selling, general and administrative expenses increased $332 million due mainly to higher transportation and shipping costs and increases in pension expense and other employee benefit expenses (OPEB). Pension, pension settlement and OPEB expenses were about $130 million higher in the first quarter of 2003, compared with the first quarter 2002.

      Exploration expenses were $155 million, up $70 million from the 2002 quarter on higher amounts for well write-offs and other exploration expenses.

      Merger-related expenses of $183 million were recorded in the 2002 quarter versus none in 2003, reflecting the completion of merger integration activities.

      Taxes on income for the first quarter of 2003 were $1.7 billion, compared with $590 million in last year’s first quarter. The effective tax rate in both periods was 45 percent.

New Accounting Standard

      The company adopted Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), effective January 1, 2003. This new accounting standard applies to legal obligations associated with the retirement of tangible long-lived assets. FAS 143 primarily affects the company’s accounting for oil and gas producing assets and differs in several significant respects from previous accounting under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Refer to Note 3 for a detailed discussion of the effect of adoption on the company’s financial statements.

Accrual Balance for Merger-related Expenses

      Following the October 9, 2001, merger of Texaco and Chevron, expenses were incurred that directly related to the merger transaction. These included employee severance payments for approximately 4,500 employees; incremental pension and medical plan benefit costs associated with workforce reductions; legal, accounting, SEC filing and investment banker fees; employee and office relocations; and costs for the elimination of redundant facilities and operations.

      Activity for the merger-related accrual balance is summarized in the table below:

Amount

Millions of
dollars
Accrued — 2001	$891
Payments — 2001	(105)

Balance at December 31, 2001	786
Accrued — 2002	60
Payments — 2002	(470)

Balance at December 31, 2002	376
Payments — first quarter 2003	(174)

Balance at March 31, 2003	$202

      Substantially all of the 4,500 employees eligible for severance payments had been terminated by March 31, 2003. The ending accrual balance is not expected to be completely extinguished for approximately two years, reflecting a severance payment deferral option exercised by some employees.

Selected Operating Data

      The following table presents a comparison of selected operating data for the first quarters of 2003 and 2002.

Selected Operating Data(1)(2)

	Three Months
	Ended
	March 31,

	2003	2002

U.S. Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	577	619
Net Natural Gas Production (MMCFPD)	2,365	2,509
Natural Gas Sales (MMCFPD)(3)	4,013	6,701
Natural Gas Liquids Sales (MBPD)	320	285
Revenues from Net Production
Liquids ($/ Bbl.)	$29.14	$16.90
Natural Gas ($/ MCF)	$5.85	$2.27
International Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,246	1,356
Net Natural Gas Production (MMCFPD)	2,141	1,948
Natural Gas Sales (MMCFPD)(3)	2,260	3,589
Natural Gas Liquids Sales (MBPD)	124	131
Revenue from Liftings
Liquids ($/ Bbl.)	$29.63	$19.02
Natural Gas ($/ MCF)	$2.64	$2.20
Other Produced Volumes (MBPD)
Operating Service Agreements	75	96
Oil Sands	1	—
U.S. Refining, Marketing and Transportation
Sales of Gasoline (MBPD)(4)	654	697
Sales of Other Refined Products (MBPD)	730	860
Refinery Input (MBPD)	835	868
Average Refined Product Sales Price ($/ Bbl.)	$44.28	$26.65
International Refining, Marketing and Transportation
Sales of Refined Products (MBPD)	2,329	2,112
Refinery Input (MBPD)	1,078	1,167

(1)	Includes equity in affiliates, unless noted otherwise.

(2)	MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet

(3)	Declines between periods reflects primarily reduced levels of natural gas trading activity.

(4)	Includes branded and unbranded gasoline.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities totaled $4.6 billion at March 31, 2003 — an $800 million increase from year-end 2002. Cash provided by operating activities was about $3.3 billion in the first quarter of 2003, compared with $1.1 billion in the year-ago quarter, and benefited from significantly improved earnings. Cash provided by asset sales was $71 million in the first quarter 2003, compared with $2.2 billion in the 2002 quarter. The 2002 period includes proceeds from the sale of the company’s investments in Equilon and Motiva. Cash provided by operating activities in the first quarter of 2003 generated sufficient funds for the company’s capital and exploratory program, the payment of dividends to stockholders, a net reduction in debt levels, and contributed to an increase in cash balances.

      Dividends. In March 2003, the company paid dividends of $743 million to common stockholders. On April 30, 2003, ChevronTexaco declared a quarterly dividend of 70 cents per share, unchanged from the preceding quarter, payable on June 10, 2003.

      Debt and Capital Lease Obligations. ChevronTexaco’s total debt and capital lease obligations were $15.3 billion at March 31, 2003, down from $16.3 billion at year-end 2002. In the first quarter of 2003, net repayments of $1.1 billion in short-term debt and $628 million in long-term debt were partially offset by proceeds of $817 million from the issuance of new long-term debt. New issuances of long-term debt during the quarter included $750 million of 3.375 percent ChevronTexaco Capital Company notes due in February 2008 and $67 million of individually smaller issues. Proceeds from the note issue were used to retire commercial paper. Repayments of long-term debt during the quarter included $405 million of Texaco Capital Inc. bonds, $110 million of ChevronTexaco Corporation 8.11 percent notes and $113 million of individually smaller issues. Also included in the reduction in the company’s long-term debt levels was a non-cash reduction of $50 million of ESOP debt.

      The company’s debt due within 12 months, consisting primarily of commercial paper and the current portion of long-term debt, totaled $8.1 billion at March 31, 2003, down from $9.5 billion at December 31, 2002. Of this total short-term debt, $4.0 billion and $4.1 billion was reclassified to long-term at March 31, 2003, and December 31, 2002, respectively. Settlement of these obligations was not expected to require the use of working capital in 2003, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to continually refinance its commercial paper, maintaining levels it believes to be appropriate.

      At the end of the first quarter 2003, ChevronTexaco had $4.0 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities at March 31, 2003. In addition, ChevronTexaco has three existing effective shelf registrations on file with the SEC that together would permit additional registered offerings up to an aggregate $2.0 billion of debt securities.

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

      The company’s future debt level is dependent primarily on results of operations, the capital-spending program and cash that may be generated from asset dispositions. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements, and during periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, it has the flexibility to increase borrowings and/or modify capital spending plans to continue paying the common stock dividend and maintain the company’s high-quality debt ratings.

      Pension Obligations. Based on the expected changes in plan asset values and pension obligations in 2003, the company does not believe any significant funding of its pension plans will be required during the year. Additional funding may be required in subsequent periods if investment returns are insufficient to offset increases in the plans’ obligations.

      Capital and exploratory expenditures, including the company’s share of affiliates’ expenditures, were $1.541 billion in the first quarter of 2003, compared with $2.150 billion in last year’s first quarter. Expenditures for international exploration and production projects were $845 million — 55 percent of the total expenditures — reflecting the company’s continued emphasis on increasing international oil and gas production. targeting its most promising exploratory prospects and major developments projects in Kazakhstan, Venezuela and Africa. In the first quarter of 2002, expenditures included more than $400 million for the acquisition of assets previously leased associated with the Captain Field in the North Sea and an approximate $200 million additional investment in the company’s Dynegy affiliate.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended
	March 31,

	2003	2002

	(Millions of dollars)
United States
Exploration and Production	$347	$375
Refining, Marketing and Transportation	120	110
Chemicals	17	27
All Other	69	326

Total United States	553	838

International
Exploration and Production	845	1,155
Refining, Marketing and Transportation	136	152
Chemicals	4	3
All Other	3	2

Total International	988	1,312

Worldwide	$1,541	$2,150

Financial Ratios

      Current Ratio — current assets divided by current liabilities. The current ratio was 1.0 at March 31, 2003, compared with 0.9 at December 31, 2002. Generally, two items adversely affect ChevronTexaco’s current ratio, but in the company’s opinion do not affect liquidity. First, current assets in all years included inventories valued on a LIFO basis, which at year-end 2002 were lower than replacement costs, based on average acquisition costs during the year, by nearly $1.6 billion. Second, the company benefits from lower interest rates available on short-term debt by continually refinancing its commercial paper; however, the company’s proportionately large amount of short-term debt keeps its current ratio at relatively low levels.

      Debt Ratio — total debt divided by total debt plus equity. This ratio was 32 percent at March 31, 2003, compared with 34 percent at year-end 2002.

Litigation and Other Contingencies

      Unocal Patent Litigation. Chevron, Texaco and four other oil companies (refiners) filed suit in 1995, contesting the validity of a patent (‘393’ patent) granted to Unocal Corporation (Unocal) for certain reformulated gasoline blends. ChevronTexaco sells reformulated gasolines in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced during the summer of 1996, which infringed on the claims of the patent. In February 2001, the U.S. Supreme Court concluded it would not review the lower court’s ruling, and the case was sent back to the District Court for an accounting of all infringing gasoline produced after August 1, 1996. The District Court has now ruled that the per-gallon damages awarded by the jury are limited to infringement that occurs in California only. Additionally, the U.S. Patent and Trademark Office (USPTO) granted two petitions by the refiners to re-examine the validity of Unocal’s ‘393’ patent and has now twice rejected all of the claims in the ‘393’ patent. Those rejections have been appealed by Unocal to the USPTO Board of Appeals. The District Court judge requested further briefing and advised that she would not enter a final judgment in this case until the USPTO had completed its re-examination of the ‘393’ patent. During 2002, the USPTO also twice rejected the validity of another Unocal patent, the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, in March 2003, the FTC filed a complaint against Unocal alleging that its conduct during the pendency of the patents was in violation of antitrust law. The complaint seeks to enjoin Unocal from collecting royalties on its patents, effectively rendering them unenforceable.

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

      MTBE. Another issue involving the company is the petroleum industry’s use of methyl tertiary butyl ether (MTBE) as a gasoline additive and its potential environmental impact through seepage into groundwater. Along with other oil companies, the company is a party to lawsuits and claims related to the use of the chemical MTBE in certain oxygenated gasolines. These actions may require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to these lawsuits and claims is not currently determinable, but could be material to net income in any one period. ChevronTexaco has reduced the use of MTBE in gasoline it manufactures in the United States. California has directed that MTBE be phased out of the manufacturing process by the end of 2003, and the company intends to comply with this mandate. In the first quarter 2003, the company completed the conversion to marketing motor gasoline with ethanol as an oxygenate instead of MTBE in southern California, and will complete the changeover in northern California later in the year.

      Income Taxes. The U.S. federal income tax liabilities have been settled through 1996 for ChevronTexaco (formerly Chevron), 1993 for ChevronTexaco Global Energy Inc. (formerly Caltex), and 1991 for Texaco. The company’s California franchise tax liabilities have been settled through 1991 for Chevron and 1987 for Texaco.

      Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

      Guarantees. The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. Under the terms of the guarantee arrangements, generally the company would be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from securities held of the guaranteed parties’ assets.

      Indemnities. The company also provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover contingent general liabilities, certain contingent environmental liabilities and liabilities associated with the Unocal patent litigation. The company would be required to perform should the contingent general liabilities become actual liabilities within 18 months of the sale and could be required to make maximum future payments of $300 million. The company has not recorded liabilities for these contingencies. There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral. Within five years of the February 2002 sale, at the buyer’s option, the company also may be required to purchase certain assets from Shell Oil Company for their net book value, as determined at the time of the company’s purchase.

      The indemnities pertaining to the contingent environmental liabilities relate to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the periods of ChevronTexaco’s ownership interests in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 12, 2001. Claims relating to Equilon must be asserted no later than February 13, 2009, and claims relating to Motiva must be asserted no later than February 13, 2012. Under the terms of the indemnities, there is no maximum limit on the amount of potential future payments. The company has not recorded any liabilities for possible claims under these indemnities. The amounts indemnified are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident. The company holds no assets as collateral and has made no payments under the indemnities.

      Minority Interests. The company has commitments related to preferred shares of subsidiary companies, which are accounted for as minority interest. MVP Production Inc., a subsidiary, has variable rate cumulative preferred shares of $75 million owned by one minority holder. The shares are voting and are redeemable in 2003. Texaco Capital LLC, a wholly owned finance subsidiary, has issued $65 million of Deferred Preferred Shares, Series C. Dividends amounting to $59 million on Series C, at a rate of 7.17 percent compounded annually, will be paid at the redemption date of February 28, 2005, unless earlier redemption occurs. Early redemption may result upon the occurrence of certain specific events.

      Environmental. The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including but not limited to: Superfund sites and refineries, oil fields, service stations, terminals, and land development areas, whether operating, closed or sold. The amount of such future cost is indeterminable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. While the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of additional future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs will have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company’s competitive position relative to other U.S. or international petroleum or chemicals concerns.

      Financial Instruments. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward exchange contracts and interest rate swaps. However, the results of operations and the financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

      Global Operations. Areas in which the company and its affiliates have significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, France, Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, South Africa, Indonesia, Papua New Guinea, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. The company’s Dynegy affiliate has operations primarily in the United States.

      The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by host governments to increase public ownership of the company’s partially- or wholly owned businesses.

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

      Equity Redetermination. For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated oil and gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for ChevronTexaco’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at less than $200 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at more than $50 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

      Other Contingencies. ChevronTexaco receives claims from and submits claims to customers, trading partners, U.S. federal, state and local regulatory bodies, host governments, contractors, insurers, and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve.

      The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in gains or losses in future periods.

Compliance with Certification Requirements

      The certifications by the company’s Chief Executive Officer and Chief Financial Officer of this Quarterly Report on Form 10-Q, as required by Section 302 of the Sarbanes-Oxley Act of 2002, are contained on pages 35 and 36 of this report. The certifications by such officers of this Quarterly Report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, accompany this report as Exhibits 99.1 and 99.2.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Information about market risks for the three months ended March 31, 2003 does not differ materially from that discussed under Item 7A of ChevronTexaco’s Annual Report on Form 10-K for 2002.

Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      ChevronTexaco Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

      (b) Changes in internal controls

      Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

     Texaco Estero California Terminal — Clean Water Act Violations

      The United States Department of Justice has agreed to settle an action against Texaco Trading and Transportation Company relating to alleged Clean Water Act violations. The alleged violations arose out of a 1998 oil spill at Texaco’s Estero Bay Crude Oil Terminal near Morro Bay, California. Under the terms of the settlement, Texaco will pay a civil penalty of $195,000.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(12)	Computation of Ratio of Earnings to Fixed Charges
(99.1 to 99.2)	Certifications by the company’s Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

(1) On May 2, 2003, ChevronTexaco furnished a copy of a press release announcing unaudited first quarter 2003 net income of $1.9 billion on a Form 8-K dated May 2, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRONTEXACO CORPORATION
(Registrant)

/s/ S. J. CROWE

S. J. Crowe, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: May 9, 2003

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID J. O’REILLY

David J. O’Reilly
Chairman of the Board and
Chief Executive Officer

Date: May 9, 2003

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN S. WATSON

John S. Watson
Vice-President, Finance and
Chief Financial Officer

Date: May 9, 2003

EXHIBIT INDEX

Exhibit
Number	Description

4	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
12	Computation of Ratio of Earnings to Fixed Charges*
99.1 to 99.2	Certifications by the company’s Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Included herewith

      Copies of above exhibits not contained herein are available to any security holder upon written request to the Secretary’s Department, ChevronTexaco Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583.