Form 10-Q
period 2003-06-03
CHEVRONTEXACO CORP
filed 2003-08-12
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2003
Common stock, $.75 par value	1,068,768,509

INDEX

		Page
		No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements Consolidated Statement of Income for the three months and six months ended June 30, 2003 and 2002	3
	Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2003 and 2002	4
	Consolidated Balance Sheet at June 30, 2003 and December 31, 2002	5
	Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Listing of Exhibits and Reports on Form 8-K	38
Signature		39
Exhibits
Computation of Ratio of Earnings to Fixed Charges		41
Certifications Required by Section 302 of the Sarbanes-Oxley Act of 2002		42-43
Certifications Required by Section 906 of the Sarbanes-Oxley Act of 2002		44-45

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the ability of the company’s Dynegy Inc. equity affiliate to successfully execute its recapitalization and restructuring plans; inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected production from existing and future oil and gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company’s production or manufacturing facilities due to war, accidents, political events or severe weather; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental regulations (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); potential liability resulting from pending or future litigation; the company’s ability to successfully implement the restructuring of its worldwide downstream organization and other business units; the company’s ability to sell or dispose of assets or operations as expected; and the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues(1)	$29,085	$25,223	$59,737	$46,067
Income from equity affiliates	215	81	480	193
Other income	61	29	109	228

Total Revenues and Other Income	29,361	25,333	60,326	46,488

Costs and Other Deductions
Purchased crude oil and products	17,337	14,694	35,612	26,507
Operating expenses	1,782	1,699	3,720	3,451
Selling, general and administrative expenses	1,061	1,153	2,070	2,016
Exploration expenses	147	135	302	220
Depreciation, depletion and amortization	1,411	1,241	2,653	2,446
Write-down of Dynegy investment	—	702	—	702
Merger-related expenses	—	119	—	302
Taxes other than on income(1)	4,513	4,137	8,843	7,917
Interest and debt expense	118	160	248	307
Minority interest	20	10	42	22

Total Costs and Other Deductions	26,389	24,050	53,490	43,890

Income Before Income Tax Expense	2,972	1,283	6,836	2,598
Income Tax Expense	1,372	876	3,120	1,466

Income Before Cumulative Effect of Changes in Accounting Principles	1,600	407	3,716	1,132
Cumulative effect of changes in accounting principles, net of tax	—	—	(196)	—

Net Income	$1,600	$407	$3,520	$1,132

Per Share of Common Stock:
Income Before Cumulative Effect of Changes in Accounting Principles
— Basic	$1.51	$0.39	$3.50	$1.07
— Diluted	$1.50	$0.39	$3.49	$1.07
Net Income
— Basic	$1.51	$0.39	$3.32	$1.07
— Diluted	$1.50	$0.39	$3.31	$1.07
Dividends	$.70	$.70	$1.40	$1.40
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,062,256	1,060,434	1,062,137	1,060,258
— Diluted	1,063,709	1,062,289	1,063,655	1,062,150

(1) Includes consumer excise taxes:	$1,765	$1,751	$3,456	$3,439

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Net Income	$1,600	$407	$3,520	$1,132

Other Comprehensive Gain (Loss)
Currency translation adjustment	15	27	11	10

Unrealized holding gains on securities:
Net gain (loss) arising during period
Before income taxes	304	(297)	293	(200)
Income taxes	—	104	—	70
Reclassification to net income of net recognized loss
Before income taxes	—	217	—	217
Income taxes	—	(76)	—	(76)

Total	304	(52)	293	11

Net derivatives gain on hedge transactions:
Before income taxes	101	56	109	63
Income taxes	(37)	(20)	(40)	(22)

Total	64	36	69	41

Minimum pension liability adjustment:
Before income taxes	—	(85)	(17)	(85)
Income taxes	—	31	—	31

Total	—	(54)	(17)	(54)

Other Comprehensive Gain (Loss), net of tax	383	(43)	356	8

Comprehensive Income	$1,983	$364	$3,876	$1,140

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At June 30,	At December 31,
	2003	2002

	(Unaudited)

	(Millions of dollars)
ASSETS
Cash and cash equivalents	$3,092	$2,957
Marketable securities	835	824
Accounts and notes receivable	9,705	9,385
Inventories:
Crude oil and petroleum products	2,268	2,019
Chemicals	162	193
Materials, supplies and other	497	551

Total inventories	2,927	2,763
Prepaid expenses and other current assets	1,796	1,847

Total Current Assets	18,355	17,776
Long-term receivables	1,319	1,338
Investments and advances	12,073	11,097
Properties, plant and equipment, at cost	107,849	105,231
Less: accumulated depreciation, depletion and amortization	61,435	61,076

Properties, plant and equipment, net	46,414	44,155
Deferred charges and other assets	2,425	2,993

Total Assets	$80,586	$77,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$1,534	$5,358
Accounts payable	8,434	8,455
Accrued liabilities	2,876	3,364
Federal and other taxes on income	2,551	1,626
Other taxes payable	1,120	1,073

Total Current Liabilities	16,515	19,876
Long-term debt	11,331	10,666
Capital lease obligations	246	245
Deferred credits and other noncurrent obligations	7,556	4,474
Noncurrent deferred income taxes	5,825	5,619
Reserves for employee benefit plans	4,695	4,572
Minority interests	317	303

Total Liabilities	46,485	45,755

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 1,137,021,057 shares issued)	853	853
Capital in excess of par value	4,846	4,833
Retained earnings	32,981	30,942
Accumulated other comprehensive loss	(642)	(998)
Deferred compensation and benefit plan trust	(602)	(652)
Treasury stock, at cost (68,252,549 and 68,884,416 shares at June 30, 2003, and December 31, 2002, respectively)	(3,335)	(3,374)

Total Stockholders’ Equity	34,101	31,604

Total Liabilities and Stockholders’ Equity	$80,586	$77,359

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(Millions of dollars)
Operating Activities
Net income	$3,520	$1,132
Adjustments
Cumulative effect of changes in accounting principles	196	—
Depreciation, depletion and amortization	2,653	2,446
Write-down of Dynegy investment, before-tax	—	702
Dry hole expense	142	105
Distributions (less) more than income from equity affiliates	(277)	56
Net before-tax gains on asset retirements and sales	(28)	(40)
Net foreign currency losses (gains)	72	(68)
Deferred income tax provision	124	(201)
Net decrease (increase) in operating working capital	340	(32)
Minority interest in net income	42	22
Decrease (increase) in long-term receivables	53	(157)
Decrease (increase) in other deferred charges	225	(87)
Other	43	(207)

Net Cash Provided by Operating Activities	7,105	3,671

Investing Activities
Capital expenditures	(2,622)	(3,581)
Proceeds from asset sales	165	2,198
Net sales of marketable securities	303	266

Net Cash Used for Investing Activities	(2,154)	(1,117)

Financing Activities
Net (repayments) borrowings of short-term obligations	(3,356)	107
Proceeds from issuance of long-term debt	1,032	57
Repayments of long-term debt and other financing obligations	(1,077)	(719)
Cash dividends	(1,485)	(1,485)
Dividends paid to minority interests	(25)	(20)
Net sales of treasury shares	39	38

Net Cash Used For Financing Activities	(4,872)	(2,022)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	56	3

Net Change in Cash and Cash Equivalents	135	535
Cash and Cash Equivalents at January 1	2,957	2,117

Cash and Cash Equivalents at June 30	$3,092	$2,652

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

      The accompanying consolidated financial statements of ChevronTexaco Corporation and its subsidiaries (the company) have not been audited by independent accountants, except for the Consolidated Balance Sheet at December 31, 2002. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the cumulative effect of changes in accounting principles, special items and merger-related expenses described in Notes 2 and 3, including items relating to the company’s investment in Dynegy Inc. (Dynegy) discussed in detail in Notes 2 and 4.

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2002 Annual Report on Form 10-K.

      The results for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of future financial results.

Note 2.     Net Income

      Net income for the second quarter of 2003 included net charges of $117 million mainly for the write-down of assets in anticipation of their sale. Net income for the second quarter 2002 included charges of $531 million for a write-down of ChevronTexaco’s investment in its Dynegy affiliate; $100 million for the company’s share of Dynegy’s own write-downs and other adjustments; $122 million for environmental remediation costs and the settlement of a litigation issue; and $73 million for merger-related expenses.

      In addition to the second quarter 2003 net charges, net income for the first six months of 2003 included charges of $196 million for the cumulative effect of changes in accounting principles discussed in Note 3, and $39 million for the company’s share of losses from asset sales and impairments by an international downstream equity affiliate. Net income for the first six months of 2002 included charges of $74 million for the company’s share of a write-down by Dynegy of investments in its telecommunications businesses and merger-related expenses of $132 million, in addition to the second quarter 2002 charges.

      Foreign currency losses were $157 million and $153 million in the second quarters 2003 and 2002, respectively. For the six-month periods, losses were $202 million and $29 million in 2003 and 2002, respectively.

Note 3.     Cumulative Effect of Changes in Accounting Principles

      The company adopted Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), effective January 1, 2003. This new accounting standard applies to legal obligations associated with the retirement of tangible long-lived assets. FAS 143 primarily affects the company’s accounting for oil and gas producing assets and differs in several respects from previous accounting under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” In the first quarter 2003, the company recorded a net after-tax charge of $200 million for the cumulative effect of the adoption of FAS 143, including the company’s share of amounts attributable to equity affiliates. The cumulative-effect adjustment also increased the following balance sheet categories: “Properties, plant and equipment” $2.568 billion; “Accrued liabilities” $115 million; and, “Deferred credits and other noncurrent obligations,” $2.674 billion. “Noncurrent deferred income taxes” decreased by $21 million. Upon adoption, legal obligations, if any, to retire refining, marketing and transportation (downstream) and chemical long-lived assets generally were not recognized, as indeterminate settlement dates for the asset retirements prevented estimation of the fair value of the associated retirement obligation (ARO). The company will perform future periodic reviews of its downstream and chemical long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other than the cumulative-effect net charge, the effect of the new accounting standard on net income in the second quarter and six months 2003 was not materially different from what the result would have been under FAS 19 accounting. Included in “Depreciation, depletion and amortization” of $1.411 billion and $2.653 billion in the second quarter and six months 2003, was $43 million and $86 million, respectively, of expenses related to asset retirement obligations.

      The following table shows what the company’s net income and net income per share would have been in the second quarter and first half 2002 if the provisions of FAS 143 had been applied in that period, compared with net income and net income per share recorded in the corresponding 2003 periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Net income:
Reported net income	$1,600	$407	$3,520	$1,132
Cumulative effect of adoption of FAS 143	—	—	200	—
FAS 19 depreciation expense for abandonment and restoration, net of tax	—	46	—	77
Pro-forma FAS 143 ARO accretion and depreciation expenses, net of tax	—	(34)	—	(69)

Adjusted net income	1,600	419	3,720	$1,140

Per share of common stock:
Reported net income — basic	$1.51	$0.39	$3.32	$1.07
Cumulative effect of adoption of FAS 143	—	—	.18	—
FAS 19 depreciation expense for abandonment and restoration, net of tax	—	.04	—	.07
Pro-forma FAS 143 ARO accretion and depreciation expenses, net of tax	—	(.04)	—	(.07)

Adjusted net income — basic	$1.51	$0.39	$3.50	$1.07

Reported net income — diluted	$1.50	$0.39	$3.31	$1.07
Cumulative effect of adoption of FAS 143	—	—	.18	—
FAS 19 depreciation expense for abandonment and restoration, net of tax	—	.04	—	.07
Pro-forma FAS 143 ARO accretion and depreciation expenses, net of tax	—	(.04)	—	(.07)

Adjusted net income — diluted	$1.50	$0.39	$3.49	$1.07

      Also in the first quarter 2003, the company recorded an after-tax gain of $4 million for its share of the Dynegy affiliate’s cumulative effect of adoption of Emerging Issue Task Force Consensus No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” effective January 1, 2003.

Note 4.	Information Relating to the Company’s Investment in Dynegy

      ChevronTexaco’s Dynegy Inc. (Dynegy) equity affiliate is an energy merchant engaged in power generation, natural gas liquids processing and marketing and regulated energy delivery. At June 30, 2003, the company owned approximately 26 percent of Dynegy common stock and held $1.5 billion aggregate principal amount of Dynegy Series B Preferred Stock, due to be redeemed at par in November 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, ChevronTexaco recorded charges of $1.626 billion, including a charge of $531 million in the second quarter, for a partial write-down of its investments in Dynegy common and preferred stock to their estimated respective fair values. The write-down of the company’s investments during 2002 was required because the declines in the fair values of the common and preferred stock investments below their respective carrying values were deemed to be other-than-temporary.

      With respect to the ChevronTexaco investment in Dynegy common stock, at June 30, 2003, the $16 million carrying value was approximately $500 million below the company’s proportionate interest in Dynegy’s underlying net assets. This difference has been assigned to the extent practicable to specific Dynegy assets and liabilities, based upon the company’s analysis of the various factors giving rise to the decline in value. The company’s share of Dynegy’s reported earnings is adjusted quarterly to reflect the difference between these allocated values and Dynegy’s historical book values.

      The estimated fair value of the company’s investment in Dynegy Series B Preferred Stock at June 30, 2003, was $600 million, an increase of $300 million from the amount reported at December 31, 2002, and March 31, 2003. This increase has been reported in “Other Comprehensive Income” for the three-and six-month periods ended June 30, 2003.

      On August 11, 2003, the company exchanged its Series B Preferred Dynegy stock for $225 million in cash, $225 million of Junior Unsecured Subordinated Notes due 2016 and $400 million of Series C Convertible Preferred Stock.

      In the third quarter 2003, the company will record the new securities at their estimated respective fair values. Any gain — representing the difference between the carrying value of the old securities and the estimated fair value of the new securities at the time of exchange, together with amounts previously recorded in “Other Comprehensive Income” — will be recorded in net income. In addition, the company will record as appropriate under the equity method of accounting its approximate 26 percent share of the redemption effects recognized by Dynegy.

      Future temporary changes in the estimated fair values of the new securities will be reported in “Other Comprehensive Income.” However, if future declines in fair value are deemed to be other than temporary, such declines would be recorded against income. Interest that accrues on the notes and dividends payable on the preferred stock will be recognized in income.

Note 5.     Information Relating to the Statement of Cash Flows

      The “Net decrease (increase) in operating working capital” was composed of operating changes of the following:

	Six Months Ended
	June 30,

	2003	2002

	(Millions of dollars)
Increase in accounts and notes receivable	$(200)	$(712)
(Increase) decrease in inventories	(164)	4
Decrease (increase) in prepaid expenses and other current assets	41	(130)
(Decrease) increase in accounts payable and accrued liabilities	(264)	336
Increase in income and other taxes payable	927	470

Net decrease (increase) in operating working capital	$340	$(32)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      “Net Cash Provided by Operating Activities” included the following cash payments:

	Six Months Ended
	June 30,

	2003	2002

	(Millions of dollars)
Interest on debt (net of capitalized interest)	$249	$301
Income taxes	$2,070	$1,223

      The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended
	June 30,

	2003	2002

	(Millions of dollars)
Marketable securities purchased	$(2,767)	$(3,744)
Marketable securities sold	$3,071	4,010

Net sales of marketable securities	$303	$266

      The major components of “Capital expenditures,” along with a reconciliation of the total amount to the “Capital and exploratory expenditures, excluding equity affiliates,” presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are as follows:

	Six Months Ended
	June 30,

	2003	2002

	(Millions of dollars)
Additions to properties, plant and equipment	$2,373	$2,984
Additions to investments	238	548
Current year dry hole expenditures	68	91
Payments for other liabilities and assets, net	(57)	(42)

Capital expenditures	2,622	3,581
Other exploration expenditures	161	115
Payments of long-term debt and other financing obligations(1)	268	2

Capital and exploratory expenditures, excluding equity affiliates	$3,051	$3,698
Equity in affiliates	403	625

Capital and exploratory expenditures, including equity affiliates	$3,454	$4,323

(1)	2003 included $210 million deferred payment related to the 1993 acquisition of the company’s interest in the Tengizchevroil joint venture.

      The Consolidated Statement of Cash Flows excludes the following non-cash transactions:

      The company’s Employee Stock Ownership Plan (ESOP) repaid $50 million and $100 million of matured debt guaranteed by ChevronTexaco Corporation in January 2003 and 2002, respectively. The company recorded these payments as reductions to “Short-term debt” and “Deferred Compensation.” Refer to Note 3 for information regarding the non-cash effects of adopting FAS 143, “Accounting for Asset Retirement Obligations.”

Note 6.     Operating Segments and Geographic Data

      ChevronTexaco separately manages businesses related to exploration and production; refining, marketing and transportation; and chemicals. “All Other” consists of the company’s interest in Dynegy, coal mining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, power and gasification businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies. The company’s primary country of operation is the United States of America, its country of domicile. The remainder of the company’s operations is reported as International (outside the United States).

      Segment Earnings. The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs and, in the 2002 periods, merger-related expenses, remain at the corporate level. After-tax segment income (loss) for the three- and six-month periods ended June 30, 2003 and 2002, is presented in the following table:

Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$658	$536	$1,324	$840
International	624	710	1,726	1,547

Total	1,282	1,246	3,050	2,387

Refining, Marketing and Transportation
United States	187	(30)	257	(184)
International	251	48	496	141

Total	438	18	753	(43)

Chemicals
United States	9	15	(11)	18
International	25	21	48	33

Total	34	36	37	51

Total Segment Income	1,754	1,300	3,840	2,395

Merger-related Expenses	—	(73)	—	(205)
Interest Expense	(88)	(116)	(184)	(221)
Interest Income	19	15	37	33
Other	(85)	(719)	(173)	(870)

Net Income	$1,600	$407	$3,520	$1,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment Assets. Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash and marketable securities, real estate, information systems, the investment in Dynegy, coal mining operations, power and gasification businesses and technology companies. Segment assets at June 30, 2003, and year-end 2002 follow:

Segment Assets

	At June 30,	At December 31,
	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$12,873	$11,671
International	28,265	26,172

Total Exploration and Production	41,138	37,843

Refining, Marketing and Transportation
United States	9,775	9,681
International	17,512	17,699

Total Refining, Marketing and Transportation	27,287	27,380

Chemicals
United States	2,134	2,154
International	678	698

Total Chemicals	2,812	2,852

Total Segment Assets	71,237	68,075

All Other
United States	5,127	5,364
International	4,222	3,920

Total All Other	9,349	9,284

Total Assets — United States	29,909	28,870
Total Assets — International	50,677	48,489

Total Assets	$80,586	$77,359

      Segment Sales and Other Operating Revenues. Revenues for the exploration and production segment are derived primarily from the production of crude oil and natural gas. Revenues for the refining, marketing and transportation segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived from the manufacture and sale of additives for lubricants and fuel. “All Other” activities include revenues from coal mining operations, power and gasification businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales from the transfer of products between segments are at prices that approximate market prices. Operating segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2003 and 2002, are presented in the following table.

Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$3,585	$2,507	$7,202	$4,593
International	3,637	3,712	7,751	6,929

Sub-total	7,222	6,219	14,953	11,522
Intersegment Elimination — United States	(2,012)	(1,276)	(3,862)	(2,088)
Intersegment Elimination — International	(1,811)	(2,357)	(3,913)	(4,206)

Total	3,399	2,586	7,178	5,228

Refining, Marketing and Transportation
United States	12,016	9,732	24,166	16,885
International	13,209	12,442	27,438	23,210

Sub-total	25,225	22,174	51,604	40,095
Intersegment Elimination — United States	(48)	(39)	(88)	(79)
Intersegment Elimination — International	(28)	(18)	(33)	(132)

Total	25,149	22,117	51,483	39,884

Chemicals
United States	114	108	222	214
International	189	181	388	354

Sub-total	303	289	610	568
Intersegment Elimination — United States	(32)	(26)	(63)	(49)
Intersegment Elimination — International	(19)	(16)	(39)	(34)

Total	252	247	508	485

All Other
United States	354	330	684	564
International	25	5	53	10

Sub-total	379	335	737	574
Intersegment Elimination — United States	(92)	(62)	(167)	(104)
Intersegment Elimination — International	(2)	—	(2)	—

Total	285	273	568	470

Sales and Other Operating Revenues — Summary
United States	16,069	12,677	32,274	22,256
International	17,060	16,340	35,630	30,503

Sub-total	33,129	29,017	67,904	52,759
Intersegment Elimination — United States	(2,184)	(1,403)	(4,180)	(2,320)
Intersegment Elimination — International	(1,860)	(2,391)	(3,987)	(4,372)

Total Sales and Other Operating Revenues	$29,085	$25,223	$59,737	$46,067

Note 7.	Summarized Financial Data — Chevron U.S.A. Inc.

      Chevron U.S.A. Inc. (CUSA) is a major subsidiary of ChevronTexaco Corporation. CUSA and its subsidiaries manage and operate most of ChevronTexaco’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing, supply and distribution of products derived from petroleum, other than natural gas liquids and most of the pipeline operations of ChevronTexaco. CUSA also holds ChevronTexaco’s investments in the Chevron Phillips Chemical Company LLC (CPChem) joint venture and Dynegy, which are accounted for using the equity method.

      Throughout 2002, ChevronTexaco implemented legal reorganizations in which certain ChevronTexaco subsidiaries transferred assets to or under CUSA and other ChevronTexaco companies were merged with and into CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganization in a manner similar to a pooling of interests, with all periods presented as if the companies had always been combined and the reorganization had occurred on January 1, 2002. However, the financial information included below may not reflect the financial position and operating results in the future, or the historical results in the periods presented, had the reorganization actually occurred on January 1, 2002.

	Six Months Ended
	June 30,

	2003	2002

	(Millions of dollars)
Sales and other operating revenues	$41,115	$30,913
Costs and other deductions	38,748	31,780
Net income (loss)(1)	1,248	(624)

(1)	2003 net income includes a charge of $323 million for the cumulative effect of changes in accounting principles

	At June 30,	At December 31,
	2003	2002

	(Millions of dollars)
Current assets	$19,244	$13,260
Other assets	21,920	24,554
Current liabilities	18,461	19,168
Other liabilities	14,242	12,976

Net equity	8,461	5,670

Memo: Total Debt	$8,567	$8,137

Note 8.	Summarized Financial Data — Chevron Transport Corporation

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

      Summarized financial information for CTC and its consolidated subsidiaries is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Sales and other operating revenues	$148	$211	$373	$416
Costs and other deductions	120	244	307	460
Net income (loss)	27	(30)	62	(42)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30,	At December 31,
	2003	2002

	(Millions of dollars)
Current assets	$212	$273
Other assets	424	464
Current liabilities	99	334
Other liabilities	398	344

Net equity	139	59

      During the first quarter 2003, CTC’s paid-in capital increased by $18 million from additional capital contributions and settlements. There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2003.

Note 9.	Income Taxes

      Taxes on income before the cumulative effect of changes in accounting principles for the second quarter and first half 2003 were $1.372 billion and $3.120 billion, respectively, compared with $876 million and $1.466 billion for the comparable periods in 2002. The effective tax rates for the second quarter 2003 and 2002 were 46 percent and 68 percent, respectively. For the year-to-date periods, the effective tax rates were 46 percent and 56 percent, respectively. The lower effective tax rates for both 2003 periods primarily reflected a lower proportion of international before-tax income, which is generally taxed at higher rates. Additionally, in the 2002 periods, the U.S. operations generated before-tax losses. In the second quarter 2002, a significant portion of the write-down of the company’s investment in Dynegy did not generate U.S. tax benefits.

Note 10.	Stock Options

      In 2003 and 2002, the company had stock-based compensation plans. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Net income, as reported	$1,600	$407	$3,520	$1,132
Add: Stock-based compensation expense included in net income determined under APB No. 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-base for all awards, net of related tax effects	(4)	(12)	(8)	(26)

Pro forma net income	$1,596	$395	$3,512	$1,106

Earnings per share:
Basic — as reported	$1.51	$0.39	$3.32	$1.07
Basic — pro forma	$1.51	$0.37	$3.31	$1.04
Diluted — as reported	$1.50	$0.39	$3.31	$1.07
Diluted — pro forma	$1.50	$0.37	$3.30	$1.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Litigation

      Unocal Patent. Chevron, Texaco and four other oil companies (refiners) filed suit in 1995, contesting the validity of a patent (‘393’ patent) granted to Unocal Corporation (Unocal) for certain reformulated gasoline blends. ChevronTexaco sells reformulated gasolines in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced during the summer of 1996 which infringed on the claims of the patent. In February 2001, the U.S. Supreme Court concluded it would not review the lower court’s ruling, and the case was sent back to the District Court for an accounting of all infringing gasoline produced after August 1, 1996. The District Court has now ruled that the per-gallon damages awarded by the jury are limited to infringement that occurs in California only. Additionally, the U.S. Patent and Trademark Office (USPTO) granted two petitions by the refiners to re-examine the validity of Unocal’s ‘393’ patent and has now twice rejected all of the claims in the ‘393’ patent. Those rejections have been appealed by Unocal to the USPTO Board of Appeals. The District Court judge requested further briefing and advised that she would not enter a final judgment in this case until the USPTO had completed its re-examination of the ‘393’ patent. During 2002 and 2003, the USPTO granted two petitions for reexamination of another Unocal patent, the ‘126’ patent. The USPTO has rejected the validity of the claims of the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, in March 2003, the Federal Trade Commission (FTC) filed a complaint against Unocal alleging that its conduct during the pendency of the patents was in violation of antitrust law. The complaint seeks to enjoin Unocal from collecting royalties on its patents, effectively rendering them unenforceable. Trial is set for November 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Settlement of open tax years, as well as tax issues in other countries where the company conducts its business, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

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

      Indemnities. The company also provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover contingent general liabilities, certain contingent environmental liabilities and liabilities associated with the Unocal patent litigation. The company would be required to perform should the contingent general liabilities become actual liabilities within 18 months of the sale and could be required to make maximum future payments of $300 million. The company has paid approximately $10 million under these contingencies but has not recorded additional liabilities for these contingencies. There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral. Within five years of the February 2002 sale, at the buyer’s option, the company also may be required to purchase certain assets from Shell Oil Company for their net book value, as determined at the time of the company’s purchase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Global Operations. ChevronTexaco and its affiliates have operations in over 180 countries. Areas in which the company and its affiliates have significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, France, Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, South Africa, Indonesia, Papua New Guinea, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

      The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by host governments to increase public ownership of the company’s partially- or wholly-owned businesses, and/or to impose additional taxes or royalties on the company’s operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in gains or losses in future periods.

Note 13.	Accounting for Mineral Interests Investment

      The Securities and Exchange Commission (SEC) has been discussing with certain public companies in the oil and gas and mining industries the proper accounting for, and reporting of, acquired oil and gas mineral rights held under lease and other contractual arrangements under Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” (FAS 141) and FASB Statement No. 142, “Goodwill and Intangible Assets” (FAS 142). These accounting standards became effective for the company on July 1, 2001, and January 1, 2002, respectively.

      At issue is whether such oil and gas mineral rights held under lease and other contractual arrangements should be classified on the balance sheet as part of “Properties, plant and equipment” or as “Intangible assets” with related disclosures. The company will continue to classify these costs as “Properties, plant and equipment” under the company’s existing accounting policy until the SEC, or other standard-setting bodies assigned responsibility for resolving this issue, provide definitive guidance. Any change would have no impact either on the company’s reported net income or cash flows in future periods. For ChevronTexaco, the net book value of this category of oil and gas mineral rights held under lease and other contractual arrangements at June 30, 2003, for its oil and gas and coal mining operations was approximately $4 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

and First Half 2003 Compared with First Half 2002

Key Financial Results

Income (Loss) Before Changes in Accounting Principles by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Exploration and Production
United States	$658	$536	$1,674	$840
International	624	710	1,581	1,547

Total	1,282	1,246	3,255	2,387

Refining, Marketing and Transportation
United States	187	(30)	257	(184)
International	251	48	496	141

Total	438	18	753	(43)

Chemicals	34	36	37	51
All Other	(154)	(893)	(329)	(1,263)

Income Before Cumulative Effect of Changes in Accounting Principles(1)(2)	1,600	407	3,716	1,132
Cumulative Effect of Changes in Accounting Principles	—	—	(196)	—

Net Income(1)(2)	$1,600	$407	$3,520	$1,132

(1) Includes special charges	$(117)	$(826)	$(156)	$(1,032)
(2) Includes foreign currency losses	$(157)	$(153)	$(202)	$(29)

      Net income for the second quarter of 2003 was $1.6 billion ($1.50 per share — diluted), compared with $407 million ($0.39 per share — diluted) in the year-ago period. Second quarter 2003 results included net charges of $117 million primarily for the write-down of assets in anticipation of their sale. Last year’s second quarter net income included charges of $531 million for a write-down of ChevronTexaco’s investment in its Dynegy affiliate; $100 million for the company’s share of Dynegy’s own write-downs and other adjustments; $122 million for environmental remediation costs and the settlement of a litigation issue; and $73 million for merger-related expenses.

      Net income for the first half of 2003 was $3.5 billion ($3.31 per share — diluted), compared with $1.1 billon ($1.07 per share — diluted) recorded in the first six months of 2002. In addition to the second quarter 2003 net charges, net income for the six months 2003 included charges of $196 million for the cumulative effect of changes in accounting principles, mainly relating to a new accounting standard for asset retirement obligations and $39 million for the company’s share of losses from asset sales and impairments by an international equity affiliate. Net income for the first six months of 2002 included charges of $74 million for the company’s share of a write-down by Dynegy of investments in its telecommunications businesses and merger-related expenses of $132 million, in addition to the second quarter 2002 charges.

      Because of their nature and amount, the special items mentioned above are identified separately to help explain the changes in net income and segment income between periods, as well as to help distinguish the underlying trends for the company’s businesses. In the following discussions, the term “earnings” is defined as net income or segment income, before the cumulative effect of changes in accounting principles.

      Earnings for exploration and production (upstream) in both the 2003 and 2002 periods benefited from strong crude oil and natural gas prices. Upstream earnings for the second quarter 2003 were essentially flat versus the 2002 quarter, while six-month profits were up 36 percent. Partially offsetting the benefits of higher prices were declines in oil-equivalent production of approximately 4 percent between the respective quarterly and six-month periods. For the refining, marketing and transportation (downstream) segment, profits of $438 million and $753 million for the second quarter and six months 2003, respectively, recovered from depressed levels in the corresponding 2002 periods, mainly as a result of significantly improved refined product margins.

Business Environment and Outlook

      ChevronTexaco’s earnings depend largely on the profitability of its upstream and downstream businesses. Overall earnings trends are typically less affected by results from the company’s commodity chemicals sector and other investments. In some reporting periods, net income can also be affected significantly by special items. A key component of the company’s competitive position, particularly given its capital-intensive and commodity-based nature, is the ability to invest capital in projects that provide adequate financial returns and to manage operating expenses effectively. The company also continuously evaluates opportunities to dispose of assets that are not key to providing long-term value or to acquire assets or operations complementary to its asset base to help sustain the company’s growth. Besides the asset-disposition plans announced to date in 2003, the company expects to finalize and communicate other asset-sale and restructuring plans as the year progresses. Such plans could result in significant gains or losses in future periods.

      Comments related to earnings trends for the company’s major business areas are as follows:

      Upstream. Changes in exploration and production earnings align most closely with industry price levels for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors, over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, weather-related damages and disruptions, competing fuel prices, and regional supply interruptions that may be caused by military conflicts or political uncertainty. For example, political and community unrest has disrupted the company’s production in the past, most recently in Nigeria and Venezuela. The company continues to monitor developments closely in the countries in which it operates. Additionally, the company’s production, particularly operations in the U.S. Gulf of Mexico, can be adversely affected by severe weather, including hurricanes. Longer-term trends in earnings for this segment are also a function of a range of factors in addition to price trends, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas reserves.

      During 2002, industry price levels for crude oil trended upward from the $20 per-barrel level at the beginning of the year to about $30 in December. Prices fluctuated somewhat during the first half of 2003 but remained at significantly higher levels than the same 2002 period and were the major factors in this segment’s higher earnings in 2003. In the first half 2003, the average spot price for West Texas Intermediate (WTI), a benchmark crude oil, was about $32 per barrel, compared with about $24 per barrel in the year-ago period. The higher prices for crude oil in early 2003 in part reflected the geopolitical uncertainty in Iraq and Venezuela. Despite the conclusion of major hostilities in Iraq, prices have remained around $30 per barrel on low inventory levels, production constraints by the Organization of Petroleum Exporting Countries (OPEC) and uncertainties about the timing of resumption of crude oil exports from Iraq. In early August, the spot price for WTI crude oil was in the low-$30 range per barrel.

      Benchmark prices for Henry Hub U.S. natural gas started 2002 in the low-$2 range per thousand cubic feet and also rose during the year to about the $5 level. In the first half 2003, the benchmark natural gas price averaged about $6 per thousand cubic feet, compared with about $3 per thousand cubic feet in the 2002 period. The higher U.S. natural gas prices were primarily attributable to the industry’s near-record low inventories. The combined effects of reduced industrial and power generation demand and mild weather, allowed inventories to be rapidly replenished during June and July. As a result, prices may remain below $5 per thousand cubic feet for the remainder of 2003. In early August, the Henry Hub price had dropped below $5 per thousand cubic feet.

      In the first half 2003, the company’s worldwide oil-equivalent production was down about 4 percent from the year-ago period. Approximately half of the decline was the result of lower liquids production in the Indonesian operations, primarily due to the effect of higher prices on cost-oil recovery volumes under production-sharing arrangements and the expiration of a production-sharing agreement in the third quarter 2002. Production was also lower in the United States, reflecting normal field declines and production deemed uneconomic to restore following storm damages in the Gulf of Mexico in last year’s second half.

      Also affecting overall production levels marginally between years was civil disruption in 2003 in Nigeria and Venezuela. Production was restored in Venezuela before the end of March to levels that were in place prior to the nationwide labor strike. In Nigeria, approximately 45,000 barrels per day of the company’s net production in certain onshore areas of Nigeria remains shut-in because of security concerns.

      The expected oil-equivalent production level in 2003 and beyond is uncertain, in part because of production quotas by OPEC and the potential for local civil unrest and changing geopolitics that could cause production disruptions.

      Downstream. Refining, marketing and transportation earnings are closely tied to regional demand for refined products and the effect on industry refining and marketing margins. Other company-specific factors influencing the company’s profitability in this segment include the operating efficiencies of the refinery network, including any downtime due to planned maintenance or operating incidents.

      Downstream segment earnings improved in the second quarter and first half 2003, compared with the year-ago periods, on higher margins, particularly in the second quarter 2003 when refined products prices remained strong during a period when crude oil prices were declining. In contrast, margins in first half 2002 were at their lowest levels since the mid-1990s, as weak market conditions would not allow rapidly rising feedstock costs to be fully recovered from consumers of refined products through higher prices. Industry margins may be volatile in the future, depending primarily on price movements for crude oil feedstocks and other factors.

      Chemicals. Earnings of $34 million in the second quarter 2003 were about the same as the year-ago period. Six-month profits of $37 million were 27 percent lower. Depressed earnings levels in both years reflect excess supply conditions for the commodity chemicals industry that have kept product margins at low levels for a protracted period. Significant improvement in earnings is not expected in the near future.

Operating Developments

      Operating developments and events in recent months included:

•	U.S. Gulf of Mexico — Appraisal activity involving the Tahiti reservoirs continued in the deepwater Gulf of Mexico following successful results from two wells drilled earlier this year. ChevronTexaco has a 58 percent operating interest in this prospect.

•	Australia — A third appraisal well at the Io-Jansz natural gas structure off the northwest coast of Western Australia, provided verification of the field’s extensive production potential. ChevronTexaco holds a 50 percent equity interest in the WA-18-R permit area, the site of the Jansz-3 well.

ChevronTexaco, as operator of the Gorgon Joint Venture, is seeking approval to construct a $7 billion gas processing plant on Barrow Island, also located off the northwest coast of Western Australia. The Western Australian government is assessing potential impacts of the development on Barrow Island, a nature reserve, and is expected to render a decision in the coming months. ChevronTexaco’s interest in the Gorgon Venture is 57 percent.

•	Nigeria — ChevronTexaco and its partners reached an agreement that will govern future operations in the offshore Block OPL 216 concession. The agreement will enable the advancement of plans to develop the Agbami Field. A project bidding process will be initiated in the second half of 2003, with contracts awarded for the provision of a floating production, storage and off-loading vessel and the construction and installation of sub-sea production facilities. The company has varying funding obligations and profit entitlement for the OPL 216 development according to the terms of two production-sharing contracts in the concession.

•	Angola — Major contracts were awarded for the first phase of development in the Benguela, Belize, Lobito and Tomboco fields in deepwater Block 14. The first phase will involve the drilling and completion of more than 30 development wells and associated facilities in the Benguela and Belize fields. The company is the operator and holds a 31 percent interest in Block 14.

•	Chad/Cameroon — Early in the third quarter 2003, the Chad-Cameroon Oil Development and Pipeline Project achieved first oil from its landlocked fields in southern Chad. The project plan includes transportation of crude oil approximately 650 miles by underground pipeline to the coast of Cameroon for export to world markets. ChevronTexaco is a 25 percent partner in the project consortium.

•	Kazakhstan — Pipeline delivery of sweet (low-sulfur), stabilized crude oil from Phase 2 of the Karachaganak project occurred in July, with initial export sales expected to occur by September. High pressure sour gas injection, which is part of the Phase 2 development, also started in July. Full production from this phase of the Karachaganak Field should be achieved in early 2004. ChevronTexaco holds a 20 percent gross working interest in the Karachaganak project.

•	Global Gas — The company announced plans to create a new global, integrated natural gas organization with responsibility to commercialize its existing large natural gas resource base and enable the creation and development of new natural gas growth opportunities worldwide.

•	Global Downstream — The company announced plans to restructure its global refining and marketing organization in order to lower costs, improve efficiency and achieve sustained improvements in its financial performance. The company plans the shift from a geographical to a functional alignment to be fully operational by the end of 2003.

Results of Operations

      Major Business Areas. The following section presents the results of operations for the company’s business segments as well as for the departments and companies managed at the corporate level. To aid in the understanding of changes in segment income between periods, the discussion may be in two parts — first, on underlying trends and second, when applicable, regarding special items that tended to obscure these trends.

U.S. Exploration and Production

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Income Before Cumulative Effect of Change in Accounting Principle(1)	$658	$536	$1,674	$840
Cumulative Effect of Accounting Change	—	—	(350)	—

Segment Income(1)	$658	$536	$1,324	$840

(1) Includes charges for special items	$(58)	$(12)	$(58)	$(12)

      U.S. exploration and production income of $658 million in the second quarter increased $122 million from the 2002 period. For the first half of 2003, income doubled to $1.7 billion from $840 million in 2002. The increases in both 2003 periods were mainly the result of higher prices for crude oil and natural gas, partially offset by lower oil-equivalent production and increased depreciation expense attributable to asset impairments.

      The average liquids realization for the quarter was $25.25 per barrel, compared with $21.75 in the year-ago period. For the six-months in 2003, the average liquids realization of $27.20 was up 41 percent from $19.35 in the corresponding 2002 period. The average natural gas realization for the second quarter 2003 was

$5.11 per thousand cubic feet, compared with $3.04 in the 2002 quarter. In the first half, the average natural gas realization of $5.49 more than doubled from $2.66 for the six months in 2002.

      Net oil-equivalent production in the 2003 quarter declined 9 percent, or 97,000 barrels per day, from the 2002 quarter. Between the six-month periods, net oil-equivalent production of 959,000 barrels per day was down about 8 percent. Lower production from the year-ago comparative periods resulted primarily from normal field declines and the absence of about 10,000 to 15,000 barrels of oil-equivalent production the company determined was uneconomic to restore following storm damages in the Gulf of Mexico late last year. The net liquids component of production was down 10 percent to 563,000 barrels per day for the quarter and 9 percent to 570,000 barrels per day for the six-month period. Net natural gas production averaged 2.3 billion cubic feet per day for the second quarter and six months of 2003, down 8 percent for the quarter and 7 percent for the six months, respectively.

      Second quarter and six month 2003 results included net special charges of $58 million, mainly for the write-down of assets in anticipation of sale. These properties represent small fields and other interests expected to be disposed of in future periods. For other similar property sales in these future periods, anticipated gains will be recorded as the sales are completed. Such gains are expected to exceed the impairment losses that were recognized in the second quarter of this year.

International Exploration and Production

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Income Before Cumulative Effect of Change in Accounting Principle(1)(2)	$624	$710	$1,581	$1,547
Cumulative Effect of Accounting Change	—	—	145	—

Segment Income(1)(2)	$624	$710	$1,726	$1,547

(1) Includes charges for special items	$(13)	$—	$(13)	$—
(2) Includes foreign currency (losses) gains	$(117)	$(69)	$(163)	$78

      International exploration and production income declined 12 percent from the year-ago quarter to $624 million. The decrease was due mainly to higher foreign currency losses and exploration expenses. Partially offsetting these adverse effects was the benefit of higher crude oil and natural gas prices. For the first half of 2003, income before the cumulative effect of the accounting change of $1.6 billion increased slightly, compared with $1.5 billion in the corresponding 2002 period.

      Net foreign currency losses of $117 million in the 2003 quarter primarily related to the weakening of the U.S. dollar against the currencies of Canada, Australia, Argentina and the United Kingdom. Losses of $69 million in the 2002 quarter resulted mainly from fluctuations of the Venezuelan bolivar. For the year-to-date periods, currency losses were $163 million in 2003, compared with gains of $78 million in 2002. While the losses in the 2003 six-month period reflected the weakening of the U.S. dollar, the gains in the 2002 period were attributable to the devaluation of the Argentine peso in the first quarter, partially offset by losses associated with Venezuelan and other currencies.

      The average liquids realization for the quarter was $24.10 per barrel, compared with $22.97 in the year-ago period. For the six-month periods, the average liquids realization of $26.81 in 2003 was up 28 percent from $20.99 in 2002. The average natural gas realization for the second quarter 2003 was $2.66 per thousand cubic feet, compared with $1.94 in the 2002 quarter. For the first half 2003, the average natural gas realization was $2.65, versus $2.07 in the 2002 first half.

      Net oil-equivalent production for the second quarter 2003 was essentially unchanged from the year-ago period and was down about 2 percent for the six-month period. Between quarters, the net liquids component declined 27,000 barrels per day to 1,266,000 barrels per day. For the six-month periods, net liquids production of 1,256,000 barrels per day in 2003 was down 5 percent. For both the second quarter and six-month periods, the largest decreases occurred in Indonesia, down 36,000 barrels per day for the second quarter and 61,000 barrels per day for the six-month period, respectively. The lower production related primarily to the effect of lower cost-oil recovery volumes under production-sharing terms, the expiration of a production sharing agreement in the third quarter 2002 and normal field declines. Net natural gas production of about 2.1 billion cubic feet per day in both 2003 periods reflected increases of 8 and 9 percent from the corresponding 2002 quarter and first half, respectively. The largest production increases occurred in Australia, Kazakhstan, the Philippines and Trinidad.

U.S. Refining, Marketing and Transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Segment Income (Loss)(1)	$187	$(30)	$257	$(184)

(1) Includes charges for special items	$—	$(86)	$—	$(86)

      U.S. refining, marketing and transportation earnings of $187 million improved from a loss of $30 million in the 2002 quarter. For the first half of 2003, earnings of $257 million compared with losses of $184 million in the corresponding 2002 period. The primary reason for the improvement in both periods was a recovery in the industry’s West Coast refined product margins.

      The quarter’s average refined product sales price increased 12 percent to $37.87 per barrel. For the six-month periods, the average refined product sales price of $40.88 in 2003 was up 34 percent from $30.45. Refined product sales volumes decreased 8 percent to 1,546,000 barrels per day in the second quarter, and were 10 percent lower at 1,465,000 barrels per day in the first half of 2003. The reductions mainly reflected weakened demand for gasoline, diesel and jet fuels due to lower economic activity, as well as lower sales under certain supply contracts. Branded gasoline sales volumes declined 4 percent from the year-ago quarter to 562,000 barrels per day. For the six months, branded gasoline sales volumes of 550,000 barrels per day were 5 percent lower than the 2002 period.

      Income in the second quarter 2002 included special charges of $86 million for litigation and environmental remediation reserves.

International Refining, Marketing and Transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Segment Income(1)(2)	$251	$48	$496	$141

(1) Includes charges for special items	$(46)	$—	$(85)	$—
(2) Includes foreign currency losses	$(60)	$(111)	$(78)	$(130)

      International refining, marketing and transportation earnings increased to $251 million, compared with $48 million in the year-ago quarter. Earnings of $496 million in the first half of 2003 were $355 million higher than in the year-ago period. The improvement in both periods reflected stronger refined product margins in most of the company’s operating areas, higher freight rates for the shipping operations and lower foreign currency losses. Second quarter 2003 results included special charges of $46 million for the impairment of assets in anticipation of sale.

      Total refined product sales volumes of 2,299,000 barrels per day in the second quarter 2003 increased 4 percent compared with last year’s quarter. For the year-to-date periods, refined product sales volumes of

2,314,000 barrels per day in 2003 were 7 percent higher than in the corresponding 2002 period. This improvement reflected an increase in sales of gasoline under supply contracts, improved demand for fuel oil and higher sales by the company’s equity affiliates.

Chemicals

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Segment Income(1)	$34	$36	$37	$51

(1) Includes foreign currency gains	$7	$3	$10	$2

      Chemical operations earned $34 million, versus $36 million in the 2002 quarter. Minor profit improvements for the company’s 50 percent-owned CPChem affiliate were essentially offset by lower earnings for the Oronite subsidiary. For the six-month periods, earnings of $37 million in 2003 were down from $51 million, mainly on lower earnings by CPChem.

All Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
Net Segment Charges Before Cumulative Effect of Change in Accounting Principles(1)(2)	$(154)	$(893)	$(329)	$(1,263)
Cumulative Effect of Accounting Changes	—	—	9	—

Net Segment Charges(1)(2)	$(154)	$(893)	$(320)	$(1,263)

(1) Includes charges for special items	$—	$(728)	$—	$(934)
(2) Includes foreign currency gains	$13	$24	$29	$21

      All Other consists of the company’s interest in Dynegy, coal mining operations, power and gasification businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

      Net segment charges for the second quarter 2003 were $154 million, compared with $893 million in the year-ago period. Included in the second quarter 2002 results were special charges of $728 million related to the company’s investment in Dynegy, merger-related expenses and environmental remediation reserves. In addition to the impact of special items and lower foreign currency gains in the second quarter of 2003, net segment charges declined as a result of lower interest and other corporate expenses, partially offset by the company’s share of increased losses by Dynegy.

      For the year-to-date periods, net segment charges before the cumulative-effect accounting adjustments were $329 million in 2003, compared with $1.3 billion in the first half of 2002. In addition to the second quarter 2002 special charges, results for the first half of 2002 included special charges of $206 million for merger-related expenses and the company’s share of a write-down by Dynegy. In addition to the effect of special charges and higher foreign currency gains in the first half of 2003, net segment charges before the cumulative-effect accounting adjustments increased slightly in the first half of 2003, as the company’s share of increased losses by Dynegy was only partially offset by lower interest and other corporate expenses.

Consolidated Statement of Income

      Explanations are provided below of variations between periods for certain income statement categories:

      Sales and other operating revenues for the second quarter 2003 were $29.1 billion, up from $25.2 billion in last year’s quarter. For the six months of 2003, sales and other operating revenues of $59.7 billion, compared with $46.1 billion in the 2002 six months. Revenues increased in both 2003 periods on significantly higher prices for crude oil, natural gas and refined products.

      Income from equity affiliates increased $134 million to $215 million in the second quarter 2003. For the six-month period, income from equity affiliates increased $287 million to $480 million. The increases in both 2003 periods were primarily the result of improved results by Dynegy, Tengizchevroil (TCO) and the company’s international refining and marketing affiliates. The second quarter of 2003 and 2002 included special-item charges of $46 million and $108 million, respectively. For the six-month periods, special-item charges were $85 million and $187 million, respectively. The special-item charges in the 2003 period related to losses on completed asset sales or writedowns related to anticipated asset dispositions. In the 2002 periods, special-item charges related to the company’s share of Dynegy’s write-downs and other adjustments.

      Other income of $61 million in the 2003 quarter was up from $29 million in the corresponding 2002 quarter. For the six-month periods, other income was $109 million in 2003, compared with $228 million last year. The decrease for the six-month period was primarily the result of incurring foreign currency losses of $73 million in 2003, versus $68 million of gains in the year-ago period. The six-month change was primarily attributable to fluctuations of the value of the Argentine peso against the U.S. dollar.

      Purchased crude oil and products costs of $17.3 billion in the second quarter 2003 were up from $14.7 billion in the 2002 quarter. For the six-month periods, such costs were $35.6 billion in 2003, up 34 percent from $26.5 billion. The increase for the six-month period was the result of significantly higher prices for crude oil, natural gas and refined products.

      Operating, selling, general and administrative expenses were essentially flat between the quarters. Higher transportation and pension expense in the 2003 second quarter were offset by the lower amounts for environmental remediation. For the six-month periods, such expenses increased $323 million in 2003. The increases between the quarters and six-month periods were due mainly to higher transportation and shipping costs and increases in pension expense and other employee benefit expenses (OPEB), partially offset by lower amounts for environmental remediation.

      Exploration expenses were $147 million in the second quarter 2003, compared with $135 million in the 2002 quarter. For the six-month periods, expenses of $302 million in 2003 increased $82 million on higher amounts for well write-offs and other exploration expenses.

      Depreciation, depletion and amortization expenses were $1.4 billion in the second quarter 2003, compared with $1.2 billion in the second quarter 2002. For the six-month periods, expenses were $2.7 billion and $2.4 billion in 2003 and 2002, respectively. The 2003 quarter and six months included special charges of $102 million for the write-down of assets in anticipation of sale.

      Merger-related expenses of $119 million and $302 million were recorded in the 2002 quarter and six months, respectively, versus none in 2003, reflecting the completion of merger integration activities.

      Taxes other than on income were $4.5 billion in the second quarter 2003, compared with $4.1 billion in the corresponding 2002 period. For the six-month periods, taxes of $8.8 billion in 2003 were $900 million higher. The increases between both comparative periods primarily reflected the effect of the weakening U.S. dollar in 2003 on foreign-currency denominated duties in the company’s European downstream operations.

      Interest and debt expense was $118 million in the second quarter 2003, compared with $160 million in the second quarter 2002. For the six-month periods, such expense was $248 million in 2003, compared with $307 million. The decreases in the 2003 periods were the result of lower average debt balances and lower average interest rates.

      Income tax expense before the cumulative effect of changes in accounting principles for the second quarter and first half 2003 was $1.372 billion and $3.120 billion, respectively, compared with $876 million and $1.466 billion for the comparable periods in 2002. The effective tax rates for the second quarter 2003 and 2002 were 46 percent and 68 percent, respectively. For the year-to-date periods, the effective tax rates were 46 percent and 56 percent, respectively. The lower effective tax rates for both 2003 periods primarily reflected a lower proportion of higher-taxed international before-tax income, which is generally taxed at higher rates, than in 2002. Additionally in the 2002 periods, the U.S. operations generated before-tax losses. In the second quarter 2002, a significant portion of the write-down of the company’s investment in Dynegy did not generate U.S. tax benefits.

Information Relating to the Company’s Investment in Dynegy

      ChevronTexaco’s Dynegy Inc. (Dynegy) equity affiliate is an energy merchant engaged in power generation, natural gas liquids processing and marketing and regulated energy delivery. At June 30, 2003, the company owned approximately 26 percent of Dynegy common stock and held $1.5 billion aggregate principal amount of Dynegy Series B Preferred Stock, due to be redeemed at par in November 2003.

      During 2002, ChevronTexaco recorded charges of $1.626 billion, including a charge of $531 million in the second quarter, for a partial write-down of its investments in Dynegy common and preferred stock to their estimated respective fair values. The write-down of the company’s investments during 2002 was required because the declines in the fair values of the common and preferred stock investments below their respective carrying values were deemed to be other-than-temporary.

      With respect to the ChevronTexaco investment in Dynegy common stock, at June 30, 2003, the $16 million carrying value was approximately $500 million below the company’s proportionate interest in Dynegy’s underlying net assets. This difference has been assigned to the extent practicable to specific Dynegy assets and liabilities, based upon the company’s analysis of the various factors giving rise to the decline in value. The company’s share of Dynegy’s reported earnings is adjusted quarterly to reflect the difference between these allocated values and Dynegy’s historical book values.

      The estimated fair value of the company’s investment in Dynegy Series B Preferred Stock at June 30, 2003, was $600 million, an increase of $300 million from the amount reported at December 31, 2002, and March 31, 2003. This increase has been reported in “Other Comprehensive Income” for the three-and six-month periods ended June 30, 2003.

      On August 11, 2003, the company exchanged its Series B Preferred Dynegy stock for $225 million in cash, $225 million of Junior Unsecured Subordinated Notes due 2016 and $400 million of Series C Convertible Preferred Stock.

      In the third quarter 2003, the company will record the new securities at their estimated respective fair values. Any gain — representing the difference between the carrying value of the old securities and the estimated fair value of the new securities at the time of exchange, together with amounts previously recorded in “Other Comprehensive Income” — will be recorded in net income. In addition, the company will record as appropriate under the equity method of accounting its approximate 26 percent share of the redemption effects recognized by Dynegy.

      Future temporary changes in the estimated fair values of the new securities will be reported in “Other Comprehensive Income.” However, if future declines in fair value are deemed to be other than temporary, such declines would be recorded against income. Interest that accrues on the notes and dividends payable on the preferred stock will be recognized in income.

     Selected Operating Data

      The following table presents a comparison of selected operating data.

Selected Operating Data(1)(2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

U.S. Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	563	627	570	623
Net Natural Gas Production (MMCFPD)	2,302	2,504	2,333	2,506
Sales of Natural Gas (MMCFPD)(3)	3,987	5,993	4,000	6,345
Sales of Natural Gas Liquids (MBPD)	161	223	216	254
Revenue from Net Production
Liquids ($/ Bbl.)	$25.25	$21.75	$27.20	$19.35
Natural Gas ($/ MCF)	$5.11	$3.04	$5.49	$2.66
International Exploration and Production
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,266	1,293	1,256	1,324
Net Natural Gas Production (MMCFPD)	2,089	1,932	2,115	1,940
Sales of Natural Gas (MMCFPD)	2,051	3,168	2,155	3,377
Sales of Natural Gas Liquids (MBPD)	103	138	113	134
Revenue from Liftings
Liquids ($/ Bbl.)	$24.10	$22.97	$26.81	$20.99
Natural Gas ($/ MCF)	$2.66	$1.94	$2.65	$2.07
Other Produced Volumes (MBPD)
Operating Service Agreements	102	94	89	95
Oil Sands	12	—	6	—
U.S. Refining, Marketing and Transportation
Sales of Gasoline (MBPD)(4)	741	772	698	735
Sales of Other Refined Products (MBPD)	805	909	767	884
Refinery Input (MBPD)	985	1,041	910	955
Average Refined Product Sales Price ($/ Bbl.)	$37.87	$33.91	$40.88	$30.45
International Refining, Marketing and Transportation
Sales of Refined Products (MBPD)	2,299	2,210	2,314	2,162
Refinery Input (MBPD)	1,110	1,124	1,095	1,135

(1)	Includes equity in affiliates.

(2)	MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet.

(3)	Decrease between periods reflects reductions in company’s trading activity.

(4)	Includes branded and unbranded gasoline.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities totaled $3.9 billion at June 30, 2003 — up $147 million from year-end 2002. Cash provided by operating activities was about $7.1 billion in the first half of 2003, compared with $3.7 billion in the year-ago period, reflecting significantly improved earnings. Cash provided by asset sales was $165 million in the first half of 2003, compared with $2.2 billion in the corresponding 2002 period. The first half of 2002 included proceeds from the sale of the company’s investments in Equilon and Motiva. Cash provided by operating activities in the first half of 2003 generated sufficient funds for the company’s capital and exploratory program and the payment of dividends to stockholders, as well as contributing significantly to a net reduction of $3.2 billion in debt levels.

      Dividends. During the first six months of 2003, the company paid dividends of $1.5 billion to common stockholders. On July 30, 2003, ChevronTexaco declared a quarterly dividend of 73 cents per share, an increase of 3 cents per share from the preceding quarter, payable on September 10, 2003.

      Debt and Capital Lease Obligations. ChevronTexaco’s total debt and capital lease obligations were $13.1 billion at June 30, 2003, down from $16.3 billion at year-end 2002. In the first half of 2003, net repayments of $3.4 billion in short-term debt and $1.0 billion in long-term debt and other financing obligations were partially offset by proceeds of $1.1 billion from the issuance of new long-term debt. New issuances of long-term debt during the first half of 2003 included $750 million of 3.375 percent ChevronTexaco Capital Company notes due in February 2008, $265 million of new Philippine debt, and $18 million of individually smaller issues. Proceeds from the ChevronTexaco Capital Company note issue were used to retire commercial paper. Repayments of long-term debt during the quarter included $430 million of Texaco Capital Inc. bonds, $143 million of Philippine debt, $110 million of ChevronTexaco Corporation 8.11 percent notes, $107 million of Nigerian debt and $77 million of individually smaller issues. Additionally, a $210 million payment was made to the Republic of Kazakhstan relating to the company’s 1993 acquisition of its interest in the TCO joint venture. Also included in the reduction in the company’s long-term debt levels was a non-cash reduction of $50 million of ESOP debt. In July, the company issued redemption notices for the early repayment of $225 million fixed coupon debt in August.

      The company’s debt due within 12 months, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.9 billion at June 30, 2003, down from $9.5 billion at December 31, 2002. Of this total short-term debt, $4.3 billion and $4.1 billion was reclassified to long-term at June 30, 2003, and December 31, 2002, respectively. Settlement of these obligations was not expected to require the use of working capital in 2003, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to continually refinance its commercial paper, maintaining levels management believes appropriate.

      At the end of the second quarter 2003, ChevronTexaco had $4.3 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities at June 30, 2003. In addition, ChevronTexaco had three existing effective shelf registrations on file with the SEC that together will permit additional registered offerings up to an aggregate $2.0 billion of debt securities.

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

      Current Ratio — current assets divided by current liabilities. The current ratio was 1.1 at June 30, 2003, compared with 0.9 at December 31, 2002, and benefited from significantly lower short-term debt. However, the current ratio was adversely affected in all periods presented by including inventories valued on a LIFO basis, which at year-end 2002 were lower than replacement costs, based on average acquisition costs during the year, by nearly $1.6 billion. The company does not consider inventory valuation to affect its liquidity.

      Debt Ratio — total debt divided by total debt plus equity. This ratio was 28 percent at June 30, 2003, compared with 34 percent at year-end 2002, reflecting the reduction in overall debt levels and increase in stockholders’ equity in the first six months of 2003.

      Dynegy. In August, the company completed an agreement with Dynegy to exchange its Series B Preferred Dynegy Stock for an aggregate of $850 million in cash and new Dynegy securities. In the restructuring, ChevronTexaco received from Dynegy $225 million in cash, $225 million of Junior Unsubordinated Notes due 2016 and $400 million of Series C Convertible Preferred Stock. See pages 8 to 9 and 28 for further information on this restructuring and other matters relating to the company’s investment in Dynegy.

      Pension Obligations. Based on the expected changes in plan asset values and pension obligations in 2003, the company does not believe any significant funding of its U.S. pension plans will be required during the year. However, the company periodically evaluates the economic benefits of making voluntary funding contributions to its pension plans, in advance of those that would otherwise be required. In August, the company made a voluntary funding contribution of approximately $150 million to its main U.S. pension plan. Additional funding may be required in subsequent periods if investment returns are insufficient to offset increases in the plans’ obligations.

      Capital and exploratory expenditures, including the company’s share of affiliates’ expenditures, were $3.5 billion in the first half of 2003, compared with $4.3 billion in last year’s first half. Expenditures for international exploration and production projects were $2.0 billion — 58 percent of the total expenditures — reflecting the company’s continued emphasis on increasing international oil and gas production. In the first half of 2002, capital expenditures included more than $400 million for the acquisition of assets associated with the Captain Field in the North Sea that were previously leased and an approximate $200 million additional investment in the company’s Dynegy affiliate.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Millions of dollars)
United States
Exploration and Production	$391	$444	$738	$819
Refining, Marketing and Transportation	107	148	227	258
Chemicals	27	44	44	71
All Other	87	172	156	498

Total United States	612	808	1,165	1,646

International
Exploration and Production	1,145	1,113	1,990	2,268
Refining, Marketing and Transportation	147	231	283	383
Chemicals	5	7	9	10
All Other	4	14	7	16

Total International	1,301	1,365	2,289	2,677

Worldwide	$1,913	$2,173	$3,454	$4,323

Litigation and Other Contingencies

      Unocal Patent. Chevron, Texaco and four other oil companies (refiners) filed suit in 1995, contesting the validity of a patent (‘393’ patent) granted to Unocal Corporation (Unocal) for certain reformulated gasoline blends. ChevronTexaco sells reformulated gasolines in California in certain months of the year. In March 2000, the U.S. Court of Appeals for the Federal Circuit upheld a September 1998 District Court decision that Unocal’s patent was valid and enforceable and assessed damages of 5.75 cents per gallon for gasoline produced during the summer of 1996, which infringed on the claims of the patent. In February 2001, the U.S. Supreme Court concluded it would not review the lower court’s ruling, and the case was sent back to the District Court for an accounting of all infringing gasoline produced after August 1, 1996. The District Court has now ruled that the per-gallon damages awarded by the jury are limited to infringement that occurs in California only. Additionally, the U.S. Patent and Trademark Office (USPTO) granted two petitions by the refiners to re-examine the validity of Unocal’s ‘393’ patent and has now twice rejected all of the claims in the ‘393’ patent. Those rejections have been appealed by Unocal to the USPTO Board of Appeals. The District Court judge requested further briefing and advised that she would not enter a final judgment in this case until the USPTO had completed its re-examination of the ‘393’ patent. During 2002 and 2003, the USPTO granted two petitions for reexamination of another Unocal patent, the ‘126’ patent. The USPTO has rejected the validity of the claims of the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, in March 2003, the Federal Trade Commission (FTC) filed a complaint against Unocal alleging that its conduct during the pendency of the patents was in violation of antitrust law. The complaint seeks to enjoin Unocal from collecting royalties on its patents, effectively rendering them unenforceable. Trial is set for November 2003.

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

      Indemnities. The company also provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover contingent general liabilities, certain contingent environmental liabilities and liabilities associated with the Unocal patent litigation. The company would be required to perform should the contingent general liabilities become actual liabilities within 18 months of the sale and could be required to make maximum future payments of $300 million. The company has paid approximately $10 million under these contingencies but has not recorded additional liabilities for these contingencies. There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral. Within five years of the February 2002 sale, at the buyer’s option, the company also may be required to purchase certain assets from Shell Oil Company for their net book value, as determined at the time of the company’s purchase.

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

      Global Operations. ChevronTexaco and its affiliates have operations in over 180 countries. Areas in which the company and its affiliates have significant operations include the United States of America, Canada, Australia, the United Kingdom, Norway, Denmark, France, Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of Congo, Angola, Nigeria, Chad, Equatorial Guinea, Democratic Republic of Congo, South Africa, Indonesia, Papua New Guinea, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea.

      The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s Chevron Phillips Chemical Company LLC affiliate manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

      The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by host governments to increase public ownership of the company’s partially- or wholly-owned businesses, and/or to impose additional taxes or royalties on the company’s operations.

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

Accounting for Mineral Interests Investment

      The Securities and Exchange Commission (SEC) has been discussing with certain public companies in the oil and gas and mining industries the proper accounting for, and reporting of, acquired oil and gas mineral rights held under lease and other contractual arrangements under Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” (FAS 141) and FASB Statement No. 142, “Goodwill and Intangible Assets” (FAS 142). These accounting standards became effective for the company on July 1, 2001, and January 1, 2002, respectively.

      At issue is whether such oil and gas mineral rights held under lease and other contractual arrangements should be classified on the balance sheet as part of “Properties, plant and equipment” or as “Intangible assets” with related disclosures. The company will continue to classify these costs as “Properties, plant and equipment” under the company’s existing accounting policy until the SEC, or other standard-setting bodies assigned responsibility for resolving this issue, provide definitive guidance. Any change would have no impact either on the company’s reported net income or cash flows in future periods. For ChevronTexaco, the net book value of this category of oil and gas mineral rights held under lease and other contractual arrangements at June 30, 2003, for its oil and gas and coal mining operations was approximately $4 billion.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Information about market risks for the three and six months ended June 30, 2003 does not differ materially from that discussed under Item 7A of ChevronTexaco’s Annual Report on Form 10-K for 2002.

Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      ChevronTexaco Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report, have concluded that as of the end of the period covered by this report, the company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

      (b) Changes in internal control over financial reporting

      During the quarter ended June 30, 2003, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of stockholders at the Annual Meeting on May 22, 2003.

      Voters elected fourteen incumbent directors for one-year terms. The vote tabulation for individual directors was:

Directors	Shares For	Shares Withheld

S. H. Armacost	853,777,916	66,103,532
R. J. Eaton	854,799,965	65,081,483
S. L. Ginn	883,620,998	36,260,450
C. A. Hills	853,949,863	65,931,585
F. G. Jenifer	883,779,204	36,102,244
J. B. Johnston	853,826,627	66,054,821
S. Nunn	712,519,808	207,361,640
D. J. O’Reilly	889,457,253	30,424,195
P. J. Robertson	896,102,291	23,779,157
C. R. Shoemate	883,434,476	36,446,972
F. A. Schrontz	854,422,712	65,458,736
T. A. Vanderslice	881,713,645	38,167,803
C. Ware	895,910,042	23,971,406
J. A. Young	881,295,916	38,585,532

      Voters approved the appointment of PricewaterhouseCoopers LLP as the company’s independent accountants by a vote of 864,457,862 (93.97 percent) for and 46,822,763 (5.09 percent) against. There were also 8,606,438 (0.94 percent) abstentions.

      Voters approved the ChevronTexaco Corporation Non-Employee Director Equity Compensation and Deferral Plan by a vote of 561,263,008 (61.02 percent) for and 345,645,823 (37.58 percent) against. There were also 12,938,671 (1.41 percent) abstentions.

      Voters approved a stockholder proposal to submit the stockholder rights plan to a stockholder vote by a vote of 418,678,720 (55.32 percent) for and 288,946,000 (38.18 percent) against. There were also 49,171,686 (6.50 percent) abstentions.

      Voters rejected a stockholder proposal to report the company’s plans related to renewable energy sources by a vote of 173,884,267 (22.98 percent) for and 519,927,440 (68.70 percent) against. There were also 63,021,368 (8.33 percent) abstentions.

      Voters rejected a stockholder proposal to prepare a report on CEO compensation by a vote of 102,794,528 (13.58 percent) for and 604,094,133 (79.82 percent) against. There were also 49,938,077 (6.60 percent) abstentions.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(10.1)	Non-Employee Directors’ Equity Compensation and Deferral Plan, approved by the company’s stockholders on May 22, 2003, filed as Appendix A to ChevronTexaco Corporation’s Notice of Annual Meeting of Stockholders and Proxy Statement dated April 14, 2003, and incorporated herein by reference.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Certification by the company’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification by the company’s Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification by the company’s Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by the company’s Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

(1) On August 1, 2003, ChevronTexaco furnished a copy of a press release announcing unaudited second quarter 2003 net income of $1.6 billion on a Form 8-K dated August 1, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON	TEXACO CORPORATION

(Registrant)

/s/ S. J. CROWE

S. J. Crowe, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(10.1)	Non-Employee Directors’ Equity Compensation and Deferral Plan, approved by the company’s stockholders on May 22, 2003, filed as Appendix A to ChevronTexaco Corporation’s Notice of Annual Meeting of Stockholders and Proxy Statement dated April 14, 2003, and incorporated herein by reference.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Certification by the company’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification by the company’s Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification by the company’s Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by the company’s Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.