Form 10-Q
period 2004-06-30
CHEVRONTEXACO CORP
filed 2004-08-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2004
Common stock, $.75 par value	1,065,074,416

INDEX

		Page
		No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2004 and 2003	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003	4
	Consolidated Balance Sheet at June 30, 2004, and December 31, 2003	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-41
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	42
Item 5.	Other Information	42
Item 6.	Exhibits and Reports on Form 8-K	43
Signature		44
Exhibits: Computation of Ratio of Earnings to Fixed Charges		46
Rule 13a-14(a)/15d-14(a) Certifications		47-48
Section 1350 Certifications		49-50
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This quarterly report on Form 10-Q of ChevronTexaco Corporation contains forward-looking statements relating to ChevronTexaco’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond management’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, ChevronTexaco undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; Dynegy Inc.’s ability to successfully complete its recapitalization and restructuring plans; inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company’s production or manufacturing facilities due to war, accidents, political events, civil unrest or severe weather; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental regulations (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); potential liability resulting from pending or future litigation; the company’s ability to successfully complete the restructuring of its worldwide downstream organization and other business units; the company’s ability to sell or dispose of assets or operations as expected; and the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars, except per share amounts)
Revenues and Other Income
Sales and other operating revenues(1)	$36,624	$28,994	$69,708	$59,564
Income from equity affiliates	740	215	1,184	480
Other income	937	62	1,082	109

Total Revenues and Other Income	38,301	29,271	71,974	60,153

Costs and Other Deductions
Purchased crude oil and products	22,530	17,257	42,626	35,522
Operating expenses	2,243	1,842	4,406	3,769
Selling, general and administrative expenses	986	1,061	2,007	2,070
Exploration expenses	164	147	249	302
Depreciation, depletion and amortization	1,251	1,377	2,453	2,603
Taxes other than on income(1)	4,884	4,508	9,639	8,827
Interest and debt expense	93	118	187	248
Minority interests	18	20	40	42

Total Costs and Other Deductions	32,169	26,330	61,607	53,383

Income From Continuing Operations Before Income Tax Expense	6,132	2,941	10,367	6,770
Income tax expense	2,050	1,361	3,761	3,095

Income From Continuing Operations	4,082	1,580	6,606	3,675
Income From Discontinued Operations	43	20	81	41

Income Before Cumulative Effect of Changes in Accounting Principles	4,125	1,600	6,687	3,716
Cumulative effect of changes in accounting principles	—	—	—	(196)

Net Income	$4,125	$1,600	$6,687	$3,520

Per Share of Common Stock:
Income From Continuing Operations
— Basic	$3.84	$1.49	$6.21	$3.46
— Diluted	$3.84	$1.48	$6.20	$3.45
Income From Discontinued Operations
— Basic	$0.04	$0.02	$0.08	$0.04
— Diluted	$0.04	$0.02	$0.08	$0.04
Cumulative Effect of Changes in Accounting Principles
— Basic	—	—	—	$(0.18)
— Diluted	—	—	—	$(0.18)
Net Income
— Basic	$3.88	$1.51	$6.29	$3.32
— Diluted	$3.88	$1.50	$6.28	$3.31
Dividends	$0.73	$0.70	$1.46	$1.40
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,061,397	1,062,256	1,062,403	1,062,137
— Diluted	1,064,696	1,063,709	1,065,438	1,063,655

(1) Includes consumer excise taxes:	$1,921	$1,765	$3,778	$3,456

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Net Income	$4,125	$1,600	$6,687	$3,520

Currency translation adjustment	5	15	6	11
Unrealized holding gain (loss) on securities	(6)	304	1	293
Net derivatives (loss) gain on hedge transactions:
Before income taxes	(23)	101	(21)	109
Income taxes	—	(37)	—	(40)

Total	(23)	64	(21)	69
Minimum pension liability adjustment	3	—	3	(17)

Other Comprehensive (Loss) Income, net of tax	(21)	383	(11)	356

Comprehensive Income	$4,104	$1,983	$6,676	$3,876

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30,	At December 31,
	2004	2003

	(Millions of dollars, except
	per-share amounts)
ASSETS
Cash and cash equivalents	$8,339	$4,266
Marketable securities	998	1,001
Accounts and notes receivable, net	11,666	9,722
Inventories:
Crude oil and petroleum products	2,580	2,003
Chemicals	163	173
Materials, supplies and other	458	472

Total inventories	3,201	2,648
Prepaid expenses and other current assets	1,841	1,789

Total Current Assets	26,045	19,426
Long-term receivables, net	1,354	1,493
Investments and advances	13,330	12,319
Properties, plant and equipment, at cost	100,304	100,556
Less: accumulated depreciation, depletion and amortization	56,111	56,018

Properties, plant and equipment, net	44,193	44,538
Deferred charges and other assets	2,496	2,594
Assets held for sale	1,145	1,100

Total Assets	$88,563	$81,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$1,803	$1,703
Accounts payable	10,031	8,675
Accrued liabilities	2,901	3,172
Federal and other taxes on income	3,030	1,392
Other taxes payable	1,226	1,169

Total Current Liabilities	18,991	16,111
Long-term debt	10,089	10,651
Capital lease obligations	233	243
Deferred credits and other noncurrent obligations	7,852	7,758
Noncurrent deferred income taxes	6,801	6,417
Reserves for employee benefit plans	3,379	3,727
Minority interests	192	268

Total Liabilities	47,537	45,175

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value 1,137,016,007 and 1,137,021,057 shares issued at June 30, 2004 and December 31, 2003, respectively)	853	853
Capital in excess of par value	4,915	4,855
Retained earnings	40,455	35,315
Accumulated other comprehensive loss	(820)	(809)
Deferred compensation and benefit plan trust	(576)	(602)
Treasury stock, at cost (71,941,591 and 67,873,337 shares at June 30, 2004 and December 31, 2003, respectively)	(3,801)	(3,317)

Total Stockholders’ Equity	41,026	36,295

Total Liabilities and Stockholders’ Equity	$88,563	$81,470

See accompanying notes to consolidated financial statements.

CHEVRONTEXACO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

	(Millions of dollars)
Operating Activities
Net income	$6,687	$3,520
Adjustments
Cumulative effect of changes in accounting principles	—	196
Depreciation, depletion and amortization	2,453	2,603
Dry hole expense	106	142
Distributions less than income from equity affiliates	(906)	(309)
Net before-tax gains on asset retirements and sales	(948)	(28)
Net foreign currency effects	(2)	72
Deferred income tax provision	294	124
Net decrease in operating working capital	264	340
Minority interest in net income	40	42
Decrease in long-term receivables	128	53
Decrease in other deferred charges	558	228
Cash contributions to employee pension plans	(594)	(57)
Other	(149)	161

Net Cash Provided by Operating Activities	7,931	7,087

Investing Activities
Capital expenditures	(2,974)	(2,622)
Proceeds from asset sales	1,500	165
Net sales of marketable securities	3	303
Repayment of loans by equity affiliates	75	18

Net Cash Used for Investing Activities	(1,396)	(2,136)

Financing Activities
Net borrowings (payments) of short-term obligations	35	(3,356)
Proceeds from issuance of long-term debt	—	1,032
Repayments of long-term debt and other financing obligations	(421)	(1,077)
Cash dividends	(1,550)	(1,485)
Dividends paid to minority interests	(3)	(25)
Net (purchases) sales of treasury shares	(423)	39

Net Cash Used For Financing Activities	(2,362)	(4,872)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(100)	56

Net Change in Cash and Cash Equivalents	4,073	135
Cash and Cash Equivalents at January 1	4,266	2,957

Cash and Cash Equivalents at June 30	$8,339	$3,092

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

      The accompanying consolidated financial statements of ChevronTexaco Corporation and its subsidiaries (the company) have not been audited by independent accountants. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the items described in Note 2, and the cumulative effect of changes in accounting principles in 2003, described in Note 15.

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2003 Annual Report on Form 10-K.

      The results for the three- and six-month periods ended June 30, 2004, are not necessarily indicative of future financial results.

Note 2.	Net Income

      Net income for the second quarter 2004 was $4.1 billion. Included in this amount were a gain of $585 million related to the sale of upstream assets in western Canada and a one-time benefit of $255 million associated with changes in income-tax laws in certain international operations. Also included was income of $43 million associated with certain assets that were classified as discontinued operations because of their pending sale. Discontinued operations and assets held for sale are discussed in Note 3.

      Net income for the second quarter 2003 was $1.6 billion. Included in this amount were special charges of $117 million, mainly for the write-down of assets in anticipation of their sale, and income of $20 million from discontinued operations.

      Net income for the first six months of 2004 was $6.7 billion. Besides the second quarter items, the year-to-date amount included $81 million from discontinued operations and a first quarter charge of $55 million for an adverse litigation ruling.

      Net income for the first six months of 2003 was $3.5 billion. Besides the second quarter items, the year-to-date results also included a charge of $196 million for the cumulative effect of changes in accounting principles, a charge of $39 million for the company’s share of losses from asset sales by an equity affiliate and income of $41 million from discontinued operations. The cumulative effect of changes in accounting principles is discussed in Note 15.

      Foreign currency effects increased earnings by $45 million in the second quarter of 2004, but reduced earnings by $157 million in the year-ago quarter. For the first six-months of 2004, foreign currency effects increased earnings by $2 million but reduced earnings by $202 million in the corresponding 2003 period.

Note 3.	Assets Held for Sale and Discontinued Operations

      At June 30, 2004, and December 31, 2003, the company classified $1.1 billion of net properties, plant and equipment for U.S. and international crude oil and natural gas producing assets as “Assets held for sale” on the Consolidated Balance Sheet. These anticipated sales, expected to occur during 2004, related to the company’s plan to dispose of certain assets in its overall portfolio that were not expected to provide sufficient long-term value.

      Included in the amounts at June 30, 2004, and December 31, 2003, were approximately 150 U.S. upstream onshore properties accounted for as discontinued operations. In May 2004, the company reached an agreement to sell these assets to XTO Energy Inc. for $1.1 billion. The transaction is expected to close in the third quarter 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized income statement information relating to discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Revenues and other income	$90	$90	$176	$173
Income from discontinued operations before income tax expense	70	31	130	66
Income from discontinued operations, net of tax	43	20	81	41

      The western Canada upstream assets sold in the second quarter 2004 (discussed in Note 2) were not classified as discontinued operations under the applicable accounting rules because the company has contracted to purchase a portion of the crude oil and natural gas volumes from those assets to help fulfill supply and transportation commitments and to provide feedstock for a company refinery.

Note 4.	Information Relating to the Statement of Cash Flows

      The “Net decrease in operating working capital” was composed of operating changes of the following:

	Six Months Ended
	June 30,

	2004	2003

	(Millions of dollars)
Increase in accounts and notes receivable	$(1,938)	$(200)
Increase in inventories	(563)	(164)
Decrease in prepaid expenses and other current assets	36	41
Increase (decrease) in accounts payable and accrued liabilities	1,062	(264)
Increase in income and other taxes payable	1,667	927

Net decrease in operating working capital	$264	$340

      “Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended
	June 30,

	2004	2003

	(Millions of dollars)
Interest on debt (net of capitalized interest)	$195	$249
Income taxes	1,875	2,070

      The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended
	June 30,

	2004	2003

	(Millions of dollars)
Marketable securities purchased	$(622)	$(2,767)
Marketable securities sold	625	3,070

Net sales of marketable securities	$3	$303

      The 2004 “Net Cash Provided by Operating Activities” included a $339 million “Decrease in other deferred charges” and a decrease of the same amount in “Other” related to balance sheet reclassifications for certain pension-related assets and liabilities, in accordance with the requirements of FAS 87, “Employers’ Accounting for Pensions.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The “Net (purchases) sales of treasury shares” in 2004 included share repurchases of $600 million related to the company’s common stock repurchase program which were partially offset by the issuance of shares for the exercise of stock options.

      The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented in the following table:

	Six Months Ended
	June 30,

	2004	2003

	(Millions of dollars)
Additions to properties, plant and equipment	$2,699	$2,373
Additions to investments	241	238
Current year dry hole expenditures	86	68
Payments for other liabilities and assets, net	(52)	(57)

Capital expenditures	2,974	2,622
Other exploration expenditures	144	161
Payments of long-term debt and other financing obligations(1)	1	268

Capital and exploratory expenditures, excluding equity affiliates	$3,119	$3,051
Equity in affiliates’ expenditures	636	403

Capital and exploratory expenditures, including equity affiliates	$3,755	$3,454

(1)	2003 included $210 million deferred payment related to the 1993 acquisition of the company’s interest in the Tengizchevroil joint venture.

Note 5.	Operating Segments and Geographic Data

      Although each subsidiary of ChevronTexaco is responsible for its own affairs, ChevronTexaco Corporation manages its investments in these subsidiaries and their affiliates. For this purpose, the investments are grouped as follows: upstream — exploration and production; downstream — refining, marketing and transportation; chemicals; and all other. The first three of these groupings represent the company’s “reportable segments” and “operating segments” as defined in FAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Segment Earnings. The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level. After-tax segment income from continuing operations for the three-month and six-month periods ended June 30, 2004 and 2003, is presented in the following table:

Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Income from Continuing Operations
Upstream — Exploration and Production
United States	$912	$638	$1,734	$1,633
International	2,028	624	3,153	1,581

Total Exploration and Production	2,940	1,262	4,887	3,214

Downstream — Refining, Marketing and Transportation
United States	517	187	793	257
International	527	251	891	496

Total Refining, Marketing and Transportation	1,044	438	1,684	753

Chemicals
United States	40	9	89	(11)
International	19	25	44	48

Total Chemicals	59	34	133	37

Total Segment Income	4,043	1,734	6,704	4,004

All Other
Interest Expense	(60)	(88)	(119)	(184)
Interest Income	24	19	45	37
Other	75	(85)	(24)	(182)

Income from Continuing Operations	4,082	1,580	6,606	3,675
Income from Discontinued Operations	43	20	81	41
Cumulative Effect of Changes in Accounting Principles	—	—	—	(196)

Net Income	$4,125	$1,600	$6,687	$3,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment Assets. Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, the company’s investment in Dynegy, coal mining operations, power and gasification businesses and technology companies. Segment assets at June 30, 2004, and year-end 2003 follow:

Segment Assets

	At June 30,	At December 31,
	2004	2003

	(Millions of dollars)
Upstream — Exploration and Production
United States	$12,716	$12,501
International	29,413	28,520

Total Exploration and Production	42,129	41,021

Downstream — Refining, Marketing and Transportation
United States	9,962	9,354
International	18,998	17,627

Total Refining, Marketing and Transportation	28,960	26,981

Chemicals
United States	2,226	2,165
International	664	662

Total Chemicals	2,890	2,827

Total Segment Assets	73,979	70,829

All Other
United States	7,439	6,644
International	7,145	3,997

Total All Other	14,584	10,641

Total Assets — United States	32,343	30,664
Total Assets — International	56,220	50,806

Total Assets	$88,563	$81,470

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales from the transfer of products between segments are at prices that approximate market prices. Operating segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2004 and 2003, are presented in the following table:

Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Millions of dollars)
Upstream — Exploration and Production
United States	$3,773	$3,564	$8,009	$7,228
International	4,477	3,635	8,486	7,751

Subtotal	8,250	7,199	16,495	14,979
Intersegment Elimination — United States	(1,911)	(1,910)	(4,363)	(3,726)
Intersegment Elimination — International	(2,725)	(1,810)	(4,807)	(3,913)

Total	3,614	3,479	7,325	7,340

Downstream — Refining, Marketing and Transportation
United States	15,391	12,016	28,816	24,166
International	17,251	13,209	32,801	27,438

Subtotal	32,642	25,225	61,617	51,604
Intersegment Elimination — United States	(63)	(48)	(92)	(88)
Intersegment Elimination — International	(2)	(28)	(2)	(33)

Total	32,577	25,149	61,523	51,483

Chemicals
United States	131	114	255	222
International	211	189	427	388

Subtotal	342	303	682	610
Intersegment Elimination — United States	(44)	(32)	(83)	(63)
Intersegment Elimination — International	(28)	(19)	(54)	(39)

Total	270	252	545	508

All Other
United States	240	123	449	242
International	34	25	64	53

Subtotal	274	148	513	295
Intersegment Elimination — United States	(110)	(32)	(196)	(60)
Intersegment Elimination — International	(1)	(2)	(2)	(2)

Total	163	114	315	233

Sales and Other Operating Revenues
United States	19,535	15,817	37,529	31,858
International	21,973	17,058	41,778	35,630

Subtotal	41,508	32,875	79,307	67,488
Intersegment Elimination — United States	(2,128)	(2,022)	(4,734)	(3,937)
Intersegment Elimination — International	(2,756)	(1,859)	(4,865)	(3,987)

Total Sales and Other Operating Revenues	$36,624	$28,994	$69,708	$59,564

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Restructuring and Reorganization Costs

      In connection with various reorganizations and restructurings across several businesses and corporate departments, the company recorded before-tax charges of $258 million ($146 million after tax) during the third and fourth quarters of 2003 for estimated termination benefits for approximately 4,500 employees. Nearly half of the current liability related to the downstream segment. Substantially all of the employee reductions are expected to occur by early 2005.

      Activity for the company’s liability related to reorganizations and restructurings in 2004 is summarized in the table below:

Amount

(Millions of dollars
before tax)
Balance at January 1, 2004	$240
Additions	33
Payments	(115)

Balance at June 30, 2004	$158

      At the beginning of 2004, a $100 million liability remained for employee severance charges recorded in 2002 and 2001 associated with the merger between Chevron Corporation and Texaco Inc. The balance related primarily to deferred payment options elected by certain employees who terminated before the end of 2003. About $80 million of the liability was paid during the first half of 2004.

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

      Throughout 2004 and 2003, ChevronTexaco implemented legal reorganizations in which certain ChevronTexaco subsidiaries transferred assets to or under CUSA and other ChevronTexaco companies were merged with and into CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganizations in a manner similar to a pooling of interests, with all periods presented as if the companies had always been combined and the reorganizations had occurred on January 1, 2003. However, the financial information included below may not reflect the financial position and operating results in the future, or the historical results in the periods presented, had the reorganizations actually occurred on January 1, 2003.

	Six Months Ended
	June 30,

	2004	2003

	(Millions of dollars)
Sales and other operating revenues	$50,074	$40,993
Costs and other deductions	46,567	38,642
Income from discontinued operations	81	41
Net income(1)	2,350	1,248

(1)	2003 net income includes a charge of $323 million for the cumulative effect of changes in accounting principles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30,	At December 31,
	2004	2003

	(Millions of dollars)
Current assets	$18,816	$15,539
Other assets(1)	21,194	21,348
Current liabilities	14,446	13,122
Other liabilities	13,592	14,136

Net equity	$11,972	$9,629

Memo: Total Debt	$8,473	$9,091

(1)	Includes assets held for sale of $1,025 million and $1,052 million at June 30, 2004 and December 31, 2003, respectively.

Note 8.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Sales and other operating revenues	$142	$148	$322	$373
Costs and other deductions	119	120	242	307
Net income	22	27	75	62

	At June 30,	At December 31,
	2004	2003

	(Millions of dollars)
Current assets	$248	$116
Other assets	249	338
Current liabilities	70	96
Other liabilities	295	243

Net equity	$132	$115

      There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2004.

Note 9.	Income Taxes

      Taxes on income from continuing operations for the second quarter and first half of 2004 were $2.1 billion and $3.8 billion, respectively, compared with $1.4 billion and $3.1 billion for the comparable periods in 2003. The associated effective tax rates for the 2004 and 2003 second quarters were 33 percent and 46 percent, respectively. For the year-to-date periods, the effective tax rates were 36 percent and 46 percent, respectively.

      The effective tax rate for the three- and six-month periods of 2004 benefited from changes in the income tax laws for certain international operations and the effect of the Canadian capital gains tax rate on the sale of upstream assets in western Canada. In addition, compared with the corresponding periods in 2003, these lower

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rates for both the second quarter and year-to-date periods of 2004 resulted mainly from a change in the mix of international upstream earnings occurring in countries with different tax rates.

Note 10.	Stock Options

      At June 30, 2004, the company had stock-based compensation plans. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Net income, as reported	$4,125	$1,600	$6,687	$3,520
Add: Stock-based employee compensation expense included in reported net income determined under APB No. 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for awards, net of related tax effects	(7)	(4)	(13)	(8)

Pro forma net income	$4,118	$1,596	$6,674	$3,512

Net income per share:
Basic — as reported	$3.88	$1.51	$6.29	$3.32
Basic — pro forma	$3.88	$1.51	$6.28	$3.31
Diluted — as reported	$3.88	$1.50	$6.28	$3.31
Diluted — pro forma	$3.88	$1.50	$6.27	$3.30

Note 11.	Employee Benefits

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

      The company’s annual contributions for medical and dental benefits are limited to the lesser of actual medical and dental claims or a defined fixed per-capita amount. Life insurance benefits are paid by the company and annual contributions reflect actual plan experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic benefit costs for 2004 and 2003 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Pension Benefits
United States
Service cost	$43	$35	$85	$68
Interest cost	83	84	165	168
Expected return on plan assets	(90)	(53)	(177)	(109)
Amortization of prior-service costs	10	12	21	23
Recognized actuarial losses	28	35	56	64
Settlement losses	24	27	44	62

Total United States	98	140	194	276

International
Service cost	18	16	35	27
Interest cost	46	45	89	78
Expected return on plan assets	(44)	(43)	(85)	(67)
Amortization of transitional assets	1	(1)	1	(2)
Amortization of prior-service costs	4	4	8	7
Recognized actuarial losses	13	12	26	21
Curtailment losses	2	—	2	—
Termination benefit recognition	1	—	1	—

Total International	41	33	77	64

Net Periodic Pension Benefit Costs	$139	$173	$271	$340

Other Benefits(1)
Service cost	$8	$7	$16	$14
Interest cost	47	48	93	95
Amortization of prior-service costs	—	—	(1)	(1)
Recognized actuarial losses	5	2	12	5

Net Periodic Other Benefit Costs	$60	$57	$120	$113

(1)	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

      At the end of 2003, the company estimated that contributions to employee pension plans during 2004 would total $785 million (composed of $585 million for U.S. plans and $200 million for the international plans). In the second quarter 2004, the company funded $45 million ($12 million and $33 million to the U.S. and international plans, respectively). Through June 30, 2004, a total of $594 million had been contributed ($550 million for the U.S. plans and $44 million for international plans), leaving $191 million to be contributed in the second half 2004 ($35 million for the U.S. and $156 for international).

      The company will conduct additional studies in the second half 2004 to review the full year’s appropriate funding levels, which could change significantly from the original estimates. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2).

      In June 2004, the company announced changes to its primary U.S. postretirement benefit plan. These changes will become effective as of January 1, 2005, and include limits on future increases to company contributions for retiree medical coverage. In addition, the plan’s prescription drug coverage for retirees will become secondary to Medicare Part D starting in 2006. These combined changes reduced the company’s accumulated postretirement benefit obligation (APBO) as of June 30, 2004, by approximately $663 million, primarily attributable to the change in prescription drug coverage. As a result of these changes, the company estimates other periodic benefit costs for the remainder of 2004 will be $52 million lower than they would have been before the changes were made to the plan. In accordance with FSP FAS 106-2, the APBO reduction does not reflect any provision for the federal subsidy because the plan’s prescription drug benefit (as amended) will not be actuarially equivalent to Medicare Part D.

      The company is reviewing its other U.S. postretirement benefit plans to determine the actuarial equivalency of the plans’ prescription drug benefits and to identify any additional impacts of the Act. The company does not anticipate that the impact will be significant.

      During the second quarter, the company contributed $52 million to its other postretirement benefit plans. For the first half of 2004, the company contributed a total of $102 million.

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

      During 2002 and 2003, the USPTO granted two petitions for re-examination of another Unocal patent, the ‘126’ patent. The USPTO has twice rejected the validity of the claims of the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, in March 2003, the Federal Trade Commission (FTC) filed a complaint against Unocal alleging that its conduct during the pendency of the patents was in violation of antitrust law. In November 2003, the Administrative Law Judge dismissed the complaint brought by the FTC. The FTC appealed the decision and oral arguments were heard before the FTC in early March 2004. On July 7, 2004, the FTC reversed the November 2003 decision of the Administrative Law Judge, reinstated the complaint and remanded the case to the Administrative Law Judge for further consideration of the allegations in the complaint.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Indemnities. The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover general contingent liabilities, including those associated with the Unocal patent litigation. The company would be required to perform should the indemnified liabilities become actual losses and could be required to make maximum future payments of $300 million. The company has paid approximately $28 million under these contingencies and has disputed approximately $38 million in claims submitted by Shell under these indemnities. Arbitration of this dispute is scheduled for the third quarter 2004. The indemnities contain no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral. Within five years of the February 2002 sale, at Shell’s option, the company also may be required to purchase certain assets for their net book value, as determined at the time of the company’s purchase. Those assets consist of 12 separate lubricant facilities, two of which were tendered to and purchased by the company in late 2003 for a minor amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Other Commitments. The company has commitments related to preferred shares of subsidiary companies. Texaco Capital LLC, a wholly owned finance subsidiary, has issued $67 million of Deferred Preferred Shares, Series C (Series C). Dividends amounting to $60 million on Series C, at a rate of 7.17 percent compounded annually, will be paid at the redemption date of February 2005, unless earlier redemption occurs. Early redemption may result upon the occurrence of certain specific events.

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

      Global Operations. ChevronTexaco and its affiliates have operations in more than 180 countries. Areas in which the company and its affiliates have significant operations include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of Congo, Angola, Nigeria, Chad, South Africa, Indonesia, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

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

      In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company’s continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presence in those countries. Internal unrest, acts of violence or strained relations between a host government and the company or other governments may affect the company’s operations. Those developments have, at times, significantly affected the company’s related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

      Equity Redetermination. For crude oil and natural gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for ChevronTexaco’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at approximately $200 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at about $50 million. The timing of the settlement and the exact amount within this range of estimates is uncertain.

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

Note 14.	New Accounting Standards

      The Securities and Exchange Commission (SEC) has questioned certain public companies in the crude oil and natural gas and mining industries as to the proper accounting for, and reporting of, acquired contractual mineral interests under Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” (FAS 141) and FASB Statement No. 142, “Goodwill and Intangible Assets” (FAS 142). These accounting standards became effective for the company on July 1, 2001, and January 1, 2002, respectively.

      At issue is whether such mineral interest costs should be classified on the balance sheet as part of “Properties, plant and equipment” or as “Intangible assets.” The FASB Staff is addressing this issue with the proposed FASB Staff Position No. FAS 142-b, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas- Producing Entities”. The company will continue to classify these costs as “Properties, plant and equipment” and apportion them to expense in future periods under the company’s existing accounting policy until authoritative guidance is finalized.

      For ChevronTexaco, the net book value of this category of mineral interests investment at June 30, 2004 and December 31, 2003, were approximately $3.7 billion and $3.8 billion, respectively. If reclassification of these balances becomes necessary, the company’s statements of income and cash flows would not be affected. However, additional disclosures related to intangible assets would be required as prescribed under the associated accounting standards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Refer to Note 11, beginning on page 15, for discussion related to the company’s implementation of FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

Note 15.	Cumulative Effect of Changes in Accounting Principles

      The company adopted FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), effective January 1, 2003. This accounting standard applies to the fair value of a liability for an asset retirement obligation that is recorded when there is a legal obligation associated with the retirement of tangible long-lived assets and the liability can be reasonably estimated. FAS 143 primarily affects the company’s accounting for crude oil and natural gas producing assets and differs in several respects from previous accounting under FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”

      In the first quarter 2003, the company recorded a net after-tax charge of $200 million for the cumulative effect of the adoption of FAS 143, including the company’s share of amounts attributable to equity affiliates. The cumulative-effect adjustment also increased the following balance sheet categories: “Properties, plant and equipment,” $2.6 billion; “Accrued liabilities,” $115 million; and, “Deferred credits and other noncurrent obligations,” $2.7 billion. “Noncurrent deferred income taxes” decreased by $21 million.

      Upon adoption, no significant asset retirement obligations associated with any legal obligations to retire refining, marketing and transportation (downstream) and chemical long-lived assets generally were recognized, as indeterminate settlement dates for the asset retirements prevented estimation of the fair value of the associated retirement obligation. The company performs periodic reviews of its downstream and chemical long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

      Also in the first quarter 2003, the company recorded an after-tax gain of $4 million for its share of the Dynegy affiliate’s cumulative effect of adoption of Emerging Issue Task Force Consensus No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” effective January 1, 2003.

Note 16.	Subsequent Events

      On July 28, 2004, the company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend to the company’s stockholders of record on August 19, 2004 with distribution of shares on or about September 10, 2004. The total number of authorized common stock shares and associated par value was unchanged by this action. Per share information in the Consolidated Statement of Income (page 3) and stockholders’ equity information in the Consolidated Balance Sheet (page 5) are presented on a pre-split basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the pro forma effect on a post-split basis to the stockholders’ equity accounts as if the effective date of the split had occurred at June 30, 2004 and December 31, 2003.

	At June 30, 2004		At December 31, 2003

	As Presented	Pro Forma	As Presented	Pro Forma

		(Millions of dollars)
Stockholders’ Equity
Preferred stock	$—	$—	$—	$—
Common stock, at $.75 par value	853	1,706	853	1,706
Capital in excess of par value	4,915	4,062	4,855	4,002
Retained earnings	40,455	40,455	35,315	35,315
Accumulated other comprehensive loss	(820)	(820)	(809)	(809)
Deferred compensation and benefit plan trust	(576)	(576)	(602)	(602)
Treasury stock, at cost	(3,801)	(3,801)	(3,317)	(3,317)

Total Stockholders’ Equity	$41,026	$41,026	$36,295	$36,295

      The following table illustrates the pro forma effect on a post-split basis to earnings per share as if the effective date of the split had occurred as of the dates of the financial statements presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Pro Forma:
Per Share of Common Stock:
Income From Continuing Operations
— Basic	$1.92	$0.74	$3.11	$1.72
— Diluted	$1.92	$0.74	$3.10	$1.72
Income From Discontinued Operations
— Basic	$0.02	$0.01	$0.04	$0.02
— Diluted	$0.02	$0.01	$0.04	$0.02
Cumulative Effect of Changes in Accounting Principles
— Basic	—	—	—	$(0.09)
— Diluted	—	—	—	$(0.09)
Net Income
— Basic	$1.94	$0.75	$3.15	$1.65
— Diluted	$1.94	$0.75	$3.14	$1.65
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,122,794	2,124,512	2,124,805	2,124,274
— Diluted	2,129,391	2,127,418	2,130,876	2,127,309

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2004 Compared with Second Quarter 2003

and First Half 2004 Compared with First Half 2003

Key Financial Results

Income From Continuing Operations by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Income from Continuing Operations
Upstream — Exploration and Production
United States	$912	$638	$1,734	$1,633
International	2,028	624	3,153	1,581

Total Exploration and Production	2,940	1,262	4,887	3,214

Downstream — Refining, Marketing and Transportation
United States	517	187	793	257
International	527	251	891	496

Total Refining, Marketing and Transportation	1,044	438	1,684	753

Chemicals	59	34	133	37
All Other	39	(154)	(98)	(329)

Income From Continuing Operations	4,082	1,580	6,606	3,675
Income From Discontinued Operations — Upstream	43	20	81	41

Income Before Cumulative Effect of Changes in Accounting Principles(1)(2)	4,125	1,600	6,687	3,716
Cumulative Effect of Changes in Accounting Principles	—	—	—	(196)

Net Income(1)(2)	$4,125	$1,600	$6,687	$3,520

(1) Includes foreign currency effects	$45	$(157)	$2	$(202)
(2) Includes special gains (charges):
Continuing Operations	$585	$(104)	$530	$(143)
Discontinued Operations	—	(13)	—	(13)

Total	$585	$(117)	$530	$(156)

      Net income for the second quarter 2004 was $4.1 billion ($3.88 per share — diluted). The amount included a special-item gain of $585 million ($0.55 per share — diluted) related to the sale of upstream assets in western Canada and a one-time benefit of $255 million ($0.24 per share — diluted) associated with changes in income tax laws for certain international operations. Also included was income of $43 million ($0.04 per share — diluted) relating to certain assets that were classified as discontinued operations because of their pending sale. Accounting for discontinued operations is discussed in Note 3 beginning on page 7.

      Net income for the 2003 second quarter was $1.6 billion (1.50 per share — diluted), which included net special charges of $117 million ($0.11 per share — diluted), mainly for the write-down of assets in anticipation of sale. Also included was income of $20 million ($0.02 per share — diluted) for discontinued operations.

      First-half 2004 net income was $6.7 billion ($6.28 per share — diluted). Besides the second quarter items mentioned above, the first half included a special-item charge of $55 million ($0.05 per share — diluted) for an adverse litigation ruling. Income from discontinued operations was $81 million ($0.08 per share diluted) for the first half of 2004.

      For the first six months of 2003, net income was $3.5 billion ($3.31 per share — diluted). Besides the second quarter items, results also included a charge of $196 million ($0.18 per share — diluted) for the cumulative effect of changes in accounting principles, and a charge of $39 million ($0.04 per share — diluted) for the company’s share of losses from asset sales by an equity affiliate. Income from discontinued operations was $41 million for the first half of 2003 ($0.04 per share — diluted). The cumulative effect of changes in accounting principles is discussed in Note 15 on page 21.

      Because of their nature and amount, the special items mentioned above are identified separately to help explain the changes in net income and segment income between periods, and to help distinguish the underlying trends for the company’s businesses. In the following discussions, the term “earnings” is defined as net income or segment income, before the cumulative effect of changes in accounting principles.

      Upstream earnings from continuing operations in the second quarter 2004 were $2.9 billion, up from $1.3 billion a year earlier, as the segment benefited mainly from higher prices for crude oil and natural gas, the gain on the sale of assets in western Canada and a $208 million one-time benefit from changes in the income tax laws for certain international operations. For the six-month period, upstream earnings increased $1.7 billion.

      In the second quarter 2004, the company’s average price for U.S. crude oil and natural gas liquids increased nearly 30 percent from the year-ago period to more than $32 per barrel. For the first half of 2004, average prices for U.S. crude oil and natural gas liquids increased about 16 percent from the year-earlier period to more than $31 per barrel. Internationally, the average liquids price increased 35 percent to approximately $32 per barrel between quarters and increased 15 percent to $31 per barrel between the comparative six-month periods.

      The average U.S. natural gas sales price in the second quarter 2004 increased 9 percent from the 2003 quarter to $5.59 per thousand cubic feet. Internationally, the average natural gas price decreased about 4 percent to $2.55 per thousand cubic feet. For the first six-month periods, the average U.S. natural gas sales price decreased about 2 percent to $5.40 per thousand cubic feet, while average international prices were marginally lower.

      Worldwide net oil-equivalent production in 2004, including volumes produced from oil sands and production under an operating service agreement, declined approximately 4 percent and 3 percent from the comparable second quarter and six-month periods of 2003, respectively. About one-half of the decline in both periods was associated with property sales in 2003.

      Refer to pages 28-29 for a further discussion of upstream results in 2004 and 2003.

      Downstream earnings were $1 billion and $1.7 billion in the second quarter and six months of 2004, respectively, up $0.6 billion and $0.9 billion from the comparable periods in 2003. Earnings in 2004 benefited mainly from higher average industry margins for refined products, which resulted mainly from higher demand in most of the areas in which the company operates. Refer to pages 29-30 for a further discussion of downstream results in 2004 and 2003.

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

      During 2003, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged about $31 per barrel. Prices trended upward during the first six months of 2004 and remained at higher levels than the corresponding period in 2003. For the first six months of 2004, the average spot price for WTI was slightly below $37 per barrel, compared with about $32 per barrel in the year-ago period. These relatively high industry prices reflected increased demand from higher economic growth in Asia and the United States, the heightened level of geopolitical uncertainty across the globe, and supply concerns in the Middle East and other key producing regions.

      U.S. Benchmark prices for Henry Hub natural gas averaged nearly $5.50 per thousand cubic feet for the year 2003. In the first six months of 2004, the U.S. benchmark natural gas price averaged over $5.80 per thousand cubic feet, compared to over $6.20 per thousand cubic feet in the first half of 2003. Natural gas prices were higher in the first half of 2003 primarily as a result of relatively lower inventory storage levels, reflecting withdrawals to meet winter demands in the United States. Natural gas prices in the United States are typically higher during the winter period, when demand for heating fuel is greatest.

      As compared with the supply and demand factors in the United States and the resultant trend in the Henry Hub benchmark prices, certain other regions of the world in which the company operates have significantly different supply, demand and regulatory circumstances, typically resulting in significantly lower average sales prices for the company’s production of natural gas. (Refer to page 34 for the company’s average natural gas prices for the U.S. and international regions.) Additionally, excess supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of lack of infrastructure and the difficulties in transporting natural gas.

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

      In the first six months of 2004, the company’s net worldwide oil-equivalent production, including volumes produced from oil sands and production under an operating service agreement, declined about 3 percent from the year-ago period. The decrease was largely the result of lower production in the United States due to normal field declines and the result of property sales. International oil-equivalent production increased about 1 percent.

      Oil-equivalent production levels in future periods are uncertain, in part because of production quotas by OPEC and the potential for local civil unrest and changing geopolitics that could cause production disruptions. Approximately 25 percent of the company’s net oil-equivalent production in the first half of 2004, including net barrels from oil sands and production under an operating service agreement, was in the OPEC-member countries of Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. Although the company’s production levels during the first six months of 2004 were not constrained in these areas by OPEC quotas, future production could be affected by OPEC-imposed limitations.

      In certain onshore areas of Nigeria, approximately 45,000 barrels per day of the company’s net production capacity has been shut-in since March 2003 because of security concerns and damage to production facilities. The company has adopted a phased plan to restore these operations and has taken initial steps to determine the extent of damage and secure the properties. The company has begun initial production-resumption efforts in certain areas. While production in 2004 was not constrained in Nigeria through early August, future OPEC actions could limit the company’s ability to produce at capacity.

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

      Downstream earnings improved in the second quarter and first six months of 2004 primarily from improved demand and higher average refined product margins for the industry in most of the company’s operating areas. Industry margins may be volatile in the future, depending primarily on price movements for crude oil feedstocks, demand for product, inventory levels, refinery maintenance and mishaps, and other factors.

      Chemicals. Earnings of $59 million in the second quarter 2004 were up from the year-ago period. Six-month profits of $133 million increased $96 million from the previous year. Earnings for the company’s Oronite subsidiary improved on higher margins for lubricant additives in both periods. Earnings for the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) affiliate rose as the result of increased commodity chemical product sales volumes and higher affiliate income compared with the 2003 periods.

Operating Developments

      Operating developments and events in recent months included:

Upstream

•	North America — The company announced the sale of approximately 150 onshore producing properties in the United States for $1.1 billion. This transaction is expected to close in the third quarter 2004. In June, the company completed the sale of its western Canada crude oil and natural gas producing assets. The sale of a Canadian natural-gas processing business was finalized in July. Combined proceeds from the Canadian asset sales were approximately $1 billion. These divestments were part of plans announced in 2003 to dispose of assets that did not provide sufficient long-term value and to improve the overall competitive performance and operating efficiency of the company’s exploration and production portfolio.

•	Angola — The Angolan government awarded the company an extension from 2010 to 2030 of the Block 0 operating concession. The extension agreement formalizes an earlier preliminary agreement governing major Block 0 capital investments, including the Sanha Condensate Project that is being designed to help eliminate gas flaring during the production of crude oil. ChevronTexaco is the operator of the Block 0 concession and holds an approximate 39 percent interest.

•	Kazakhstan — First crude oil from the Karachaganak Field in Kazakhstan was loaded at Russia’s Black Sea port of Novorossiysk in June. This represented the first shipment of Karachaganak crude oil through the Caspian Pipeline Consortium export pipeline that provides access to world markets.

•	Democratic Republic of Congo — In July, ChevronTexaco completed the sale of its wholly owned subsidiary, Muanda International Oil Company (MIOC), in the Democratic Republic of Congo (DRC). MIOC holds a 50 percent interest in, and is operator of, the DRC’s 390-square-mile (1,010-square-kilometer) offshore concession.

•	Thailand — The company announced successful exploration and appraisal drilling results in Block G4/43, located in the Gulf of Thailand, in July. Block G4/43 is adjacent to the company’s Chevron Offshore (Thailand) Ltd.’s Block B8/32, where the company is the operator and holds a 51.7 percent interest.

•	Global Natural Gas Projects — In Australia, the North West Shelf Venture began commissioning of a fourth LNG train, which is expected to produce first LNG in September. This will boost the venture’s LNG production by more than 50 percent. ChevronTexaco holds a one-sixth interest in the joint venture.

Downstream

•	Singapore — The company acquired an additional interest in the Singapore Refining Company Pte. Ltd. (SRC), increasing ownership from 33 percent to 50 percent. This additional interest in SRC is expected to strengthen ChevronTexaco’s existing strategic position in one of its core markets.

•	Asset Dispositions — ChevronTexaco continued the marketing and sale of its investments in approximately 1,500 service station sites, with dispositions totaling more than 800 sites from the program’s inception in 2003 through the second quarter of 2004.

•	United States Marketing — The company resumed marketing gasoline under the Texaco retail brand in the United States and plans to supply more than 1,000 Texaco retail sites in southern and eastern states by the end of 2004. Additionally, ChevronTexaco became the first United States gasoline marketer to meet new performance criteria for top-tier detergent gasoline that were set by four of the world’s largest automobile manufacturers.

Chemicals

•	Saudi Arabia — Project approval was obtained by the company’s 50 percent-owned affiliate, Chevron Phillips Chemical Company LLC, for the construction of an integrated styrene facility and the expansion of an adjacent aromatics plant at Al Jubail, Saudi Arabia. Engineering, procurement and construction contracts for the project were also awarded. Start-up activities are scheduled to begin in 2007.

Other

•	Common Stock Dividend and Stock Repurchase Program — In late July, the company announced an increase of nearly 10 percent in its quarterly common stock dividend, which was immediately followed by a 2-for-1 stock split in the form of a stock dividend. In connection with a targeted $5 billion stock repurchase program initiated April 1, 2004, the company purchased 7,700,000 shares in the open market for $707 million through the end of July. The repurchase program is in effect for a period up to three years from the April 2004 start-up.

Results of Operations

      Major Business Areas. The following section presents the results of operations for the company’s business segments, as well as for the departments and companies managed at the corporate level. (Refer to Note 5 beginning on page 9 related to a discussion of the company’s “reportable segments,” as defined in FAS 131, “Disclosures about Segments of an Enterprise and Related Information.”) To aid in the understanding of changes in segment income between periods, the discussion, when applicable, may be in two parts — first on underlying trends, and second on special charges that tended to obscure these trends. In the following discussions, the term “earnings” is defined as net income or segment income, before the cumulative effect of changes in accounting principles.

U.S. Upstream — Exploration and Production

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Income From Continuing Operations(1)	$912	$638	$1,734	$1,633
Income From Discontinued Operations(1)	43	20	81	41
Cumulative Effect of Accounting Change	—	—	—	(350)

Segment Income(1)	$955	$658	$1,815	$1,324

(1) Includes special charges:
Continuing Operations	$—	$(45)	$(55)	$(45)
Discontinued Operations	—	(13)	—	(13)

Total	$—	$(58)	$(55)	$(58)

      U.S. exploration and production income from continuing operations was $912 million in the second quarter, up $274 million from the 2003 period. For the six-month period, income from continuing operations was $1.7 billion, about $100 million higher than a year earlier. The large improvement in second quarter 2004 earnings was primarily from higher prices for crude oil and natural gas. Prices were also somewhat higher for the comparative six-month periods and earnings also improved on gains from property sales.

      Partially offsetting the benefit of higher prices in the quarter was the effect of an 8 percent decline in oil-equivalent production to 869,000 barrels per day (excluding property sales, the decline was 6 percent between periods). For the six-month period in 2004, the benefit of higher prices was partially offset by a 9 percent decline in net oil-equivalent production to 872,000 barrels per day (excluding property sales, the decline was 8 percent). Besides the effect of property sales, normal field declines also contributed to the lower production in both periods, the effects of which were only partially offset by increased and first-time production in various fields.

      The average liquids realization for the second quarter was $32.68 per barrel, an increase of nearly 30 percent from $25.25 per barrel in the year-ago period. For the comparative six-month periods, the average liquids realization of $31.45 per barrel was up 16 percent from $27.20 per barrel. The average natural gas realization for the second quarter 2004 was $5.59 per thousand cubic feet, compared with $5.11 in the 2003 quarter. Year-to-date, the average natural gas realization was $5.40 per thousand feet, compared with $5.49 in 2003.

      The net liquids component of oil-equivalent production was down 5 percent to 535,000 barrels per day for the quarter and down 6 percent to 534,000 barrels per day for the six-month period. Net natural gas production averaged 2 billion cubic feet per day, down approximately 13 percent from the year-ago quarter and six-month period.

      The six-month 2004 results include a special charge of $55 million due to an adverse litigation matter. Included in the six-month 2003 results were net special charges of $58 million, mainly for the write-down of assets in anticipation of sale.

International Upstream — Exploration and Production

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Income Before Cumulative Effect of Change in Accounting Principle(1)(2)	$2,028	$624	$3,153	$1,581
Cumulative Effect of Accounting Change	—	—	—	145

Segment Income(1)(2)	$2,028	$624	$3,153	$1,726

(1) Includes foreign currency effects	$22	$(117)	$2	$(163)
(2) Includes special gains (charges)	585	(13)	585	(13)

      International exploration and production segment income increased $1.4 billion from the year-ago quarter to $2 billion, due primarily to higher average prices for crude oil, a $585 million special gain from the sale of producing properties in western Canada and a one-time benefit of $208 million related to changes in certain income-tax laws. Net foreign exchange effects increased earnings $22 million in the 2004 quarter, primarily from the strengthening of the U.S. dollar against the currencies of Canada and the United Kingdom. First-half 2004 earnings increased $1.6 billion from the year-ago period due primarily to the same factors as for the change in quarterly profits. Lower exploration expenses also contributed to the improvement.

      The average liquids realization for the second quarter 2004 was $32.48 per barrel, an increase of nearly 35 percent from last year’s quarter. For the first half of 2004, average liquids realization was $30.90 per barrel compared with $26.81 per barrel in the year-ago period. The average natural gas realization for the second quarter 2004 was $2.55 per thousand cubic feet, compared with $2.66 in the 2003 quarter. For the first six-months of 2004, average natural gas realization was $2.61 per thousand cubic feet, about 2 percent lower than the comparable year-ago period. This price movement was mainly associated with less production in 2004 in areas of higher prices.

      Net oil-equivalent production for the second quarter 2004 — including other produced volumes of 142,000 net barrels per day from oil sands and production under an operating service agreement — decreased 1 percent, or 22,000 barrels per day, from the 2003 quarter. Excluding the effect of property sales, oil-equivalent production increased marginally, as new liquids production in Chad was partially offset by the effect of lower cost-oil recovery volumes under production-sharing terms in Indonesia. The net liquids component of oil-equivalent production decreased 24,000 barrels per day to 1,356,000, while natural gas production was up slightly to 2.1 billion cubic feet per day. For the first-half 2004, net oil-equivalent production — including other produced volumes of 141,000 net barrels per day from oil sands and production under an operating service agreement — increased about 1 percent. Excluding the effect of property sales, net oil-equivalent production increased approximately 2 percent. Net liquids production increased 9,000 barrels per day to 1,360,000 barrels per day between the six-month periods. Net natural gas production was up marginally.

U.S. Downstream — Refining, Marketing and Transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Segment Income	$517	$187	$793	$257

      U.S. downstream earnings of $517 million improved $330 million from the 2003 quarter. For the first half of 2004, earnings were $793 million, versus $257 million in the corresponding 2003 period. Both periods benefited from improved industry margins for refined products and higher production at the company’s Pascagoula, Mississippi, refinery, which was undergoing modifications for “clean-fuels” manufacturing during the second quarter 2003. The improved margins were driven by increased demand in an improved economy.

      The second quarter 2004 average refined-product sales price increased nearly 34 percent to $50.79 per barrel, compared with the year-ago quarter. For the six-month periods, the average refined product sales price of $48.02 in 2004 was up 17 percent from $40.88 per barrel in 2003. Refined-product sales volumes increased about 6 percent to 1,551,000 barrels per day in the second quarter, and were about 8 percent higher in the six-month period at 1,506,000 barrels per day. The increase between periods was primarily from higher sales of unbranded gasoline, diesel fuel and fuel oil. Branded gasoline sales volumes were essentially unchanged from the year-ago quarter at 554,000 barrels per day. For the six months, branded gasoline sales volumes were 553,000 barrels per day, marginally lower than the comparative 2003 period.

International Downstream — Refining, Marketing and Transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Segment Income(1)(2)	$527	$251	$891	$496

(1) Includes foreign currency effects	$27	$(60)	$2	$(78)
(2) Includes net special charges	—	(46)	—	(85)

      International refining, marketing and transportation segment income increased $276 million in the 2004 second quarter. Earnings were $395 million higher in the first half of 2004 than the year-ago period. The improvement resulted primarily from higher average refined-product margins, improved earnings from equity affiliates and a $47 million one-time benefit from changes in certain income-tax laws. Foreign currency effects increased earnings $27 million in the current quarter.

      Total refined-product sales volumes of approximately 2,456,000 barrels per day were nearly 7 percent higher in the 2004 quarter. For the six months, refined-product sales volumes of 2,413,000 barrels per day in 2004 were 4 percent higher than in the corresponding 2003 period. This improvement for both periods represented higher sales of unbranded gasoline and jet fuel.

      Included in the second quarter 2003 results was a special charge of $46 million for the impairment of assets in anticipation of sale. In addition to the second quarter item, the six-month 2003 results included an additional special charge of $39 million for the company’s share of losses from asset sales by an equity affiliate.

Chemicals

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Segment Income(1)	$59	$34	$133	$37

(1) Includes foreign currency effects	$(2)	$7	$(4)	$10

      Chemical operations earned $59 million in the second quarter of 2004, compared with $34 million in the 2003 quarter. For the six-month periods, earnings increased $96 million. Earnings for the company’s Oronite subsidiary improved on higher margins for lubricant additives in both periods. Earnings for the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) affiliate rose as the result of increased commodity chemical product sales volumes and higher equity-affiliate income compared with the 2003 periods.

All Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
Net Income (Charges) Before Cumulative Effect of Change in Accounting Principles	$39	$(154)	$(98)	$(329)
Cumulative Effect of Accounting Change	—	—	—	9

Net Segment Income (Charges)(1)	$39	$(154)	$(98)	$(320)

(1) Includes foreign currency effects	$(2)	$13	$2	$29

      All Other consists of the company’s interest in Dynegy, coal mining operations, power and gasification businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

      Net segment income before the cumulative effect of changes in accounting principles were $39 million in the second quarter of 2004, compared with net charges of $154 million in the corresponding 2003 period. The current quarter’s results benefited from higher earnings from the company’s worldwide power business and the sale of the company’s gasification technology business. In addition to the current quarter benefits, this year’s results improved from higher earnings from the company’s investment in Dynegy and lower net interest expense.

      For further information related to the company’s investment in Dynegy, please see “Information Relating to the Company’s Investment in Dynegy” beginning on page 32.

                  Consolidated Statement of Income

      Explanations are provided below of variations between periods for certain income statement categories:

      Sales and other operating revenues for the second quarter 2004 were $36.6 billion, up from $29 billion in last year’s quarter. For the first six months of 2004, sales and operating revenues were $69.7 billion, up from $59.6 billion in the 2003 period. Revenues increased mainly from higher prices for crude oil and refined products worldwide.

      Income from equity affiliates increased $525 million to $740 million in the second quarter 2004. For the six-month period, income from equity affiliates increased approximately $700 million to $1.2 billion. The increases were primarily the result of improved earnings from CPChem, Caspian Pipeline, Dynegy, Tengizchevroil and downstream affiliates in the Asia-Pacific area. The second quarter 2003 included special charges of $46 million related to write-downs due to anticipated asset dispositions. For the 2003 six-month period, special charges were $85 million and included a loss from asset sales and the impairment of an investment in an equity affiliate.

      Other income of $937 million was up from $62 million in the 2003 second quarter. For the six-month periods, other income was $1.1 billion, compared to $109 million last year. The improvement in both periods of 2004 occurred primarily from higher net gains from asset sales, including the gain of $713 million related to the sale of upstream assets in western Canada.

      Purchased crude oil and products costs of $22.5 billion in the second quarter 2004 were up from $17.3 billion in the 2003 quarter. For the six-month period, such costs were $42.6 billion, up from $35.5 billion in the year-ago period. The increases between periods were primarily the result of higher prices and increased purchases of crude oil.

      Operating, selling, general and administrative expenses of $3.2 billion in the second quarter 2004 were up from $2.9 billion in the year-ago quarter. For the six-month periods, such expenses were $6.4 billion, compared to $6 billion last year. For the quarter and six-month periods, the increases included higher operating expenses for new production and transportation activities in Chad/ Cameroon, and increased expenses for tanker charters.

      Exploration expenses were $164 million in the second quarter 2004, compared with $147 million in the second quarter 2003. Amounts were higher in the current quarter, primarily from higher international seismic expenses. For the six month periods, exploration expenses decreased about $50 million, primarily from lower amounts for well write-offs.

      Depreciation, depletion and amortization expenses were $1.3 billion in the second quarter 2004, compared with $1.4 billion in the second quarter 2003. For the six-month periods, expenses were $2.5 billion and $2.6 billion in 2004 and 2003, respectively. The 2003 quarter and six months included special charges of $102 million for the write-down of assets in anticipation of sale.

      Taxes other than on income were $4.9 billion and $4.5 billion in the second quarter of 2004 and 2003, respectively. For the six-month periods, expenses were $9.6 billion and $8.8 billion in 2004 and 2003, respectively. The increase in 2004 primarily reflected the weakened U.S. dollar effect on foreign-currency denominated duties in the company’s European downstream operations.

      Interest and debt expense decreased $25 million to $93 million in the 2004 second quarter. These expenses decreased $61 million to $187 million in the first six months of 2004. For both periods, the decrease resulted primarily from lower average debt balances.

      Income tax expense related to continuing operations for the second quarter and first half of 2004 was $2.1 billion and $3.8 billion, respectively, compared with $1.4 billion and $3.1 billion for the comparable periods in 2003. The associated effective tax rates for the 2004 and 2003 second quarters were 33 percent and 46 percent, respectively. For the year-to-date periods, the effective tax rates were 36 percent and 46 percent, respectively.

      The effective tax rate for the three- and six-month periods of 2004 benefited from changes in income tax laws in certain international operations and the effect of the Canadian capital gains tax rate on the sale of upstream assets in western Canada. In addition, compared with the corresponding periods in 2003, these lower effective tax rates for both the second quarter and year-to-date periods of 2004 resulted mainly from a change in the mix of international upstream earnings occurring in countries with different tax rates.

Information Relating to the Company’s Investment in Dynegy

      ChevronTexaco owns an approximate 26 percent equity interest in the common stock of Dynegy — an energy merchant engaged in power generation, natural gas liquids processing and marketing, and regulated energy delivery. The company also holds investments in Dynegy notes and preferred stock.

      Investment in Dynegy Common Stock. At June 30, 2004, the carrying value of the company’s investment in Dynegy common stock was approximately $150 million. This amount was about $400 million below the company’s proportionate interest in Dynegy’s underlying net assets. This difference resulted from write-downs of the investment in 2002 for declines in the market value of the common shares below the company’s carrying value that were deemed to be other than temporary. The approximate $400 million difference has been assigned to the extent practicable to specific Dynegy assets and liabilities, based upon the company’s analysis of the various factors giving rise to the decline in value of the Dynegy shares. The company’s equity share of Dynegy’s reported earnings is adjusted quarterly to recognize a portion of the difference between these allocated values and Dynegy’s historical book values.

      Investment in Dynegy Notes and Preferred Stock. The face values of the company’s investments in the Junior Notes and Series C shares at June 30, 2004, were $207 million and $400 million, respectively. The estimated fair values of these instruments at that time totaled $539 million, an increase of $9 million from December 31, 2003, after repayments of $18 million of the Junior Notes through June 2004. The increase was recorded to “Investments and advances,” with an offsetting amount in “Other comprehensive income.” Future temporary changes in the estimated fair values of the new securities likewise will be reported in “Other comprehensive income.” However, if any future decline in fair value is deemed to be other than temporary, a charge against income in the period would be recorded. Interest that accrues on the notes and dividends payable on the preferred stock are recognized in income each period.

      In July 2004, the company received a payment of approximately $72 million representing principal and interest on the Junior Notes due 2016.

      In February 2004, Dynegy announced agreement to sell its Illinois Power subsidiary to Ameren Corporation. The sale is conditioned upon, among other things, the receipt of approvals from governmental and regulatory agencies. Pending these approvals, the transaction is expected to close in the fourth quarter of 2004. The sale of Illinois Power triggers a mandatory prepayment provision in the Dynegy Junior Notes held by the company. Under the terms of that provision, 75 percent of the net proceeds, not including any amounts used for the payment of any debt associated with Illinois Power, are to be used to retire at par, plus accrued interest, the $207 million face value notes.

Selected Operating Data

      The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	535	563	534	570
Net Natural Gas Production (MMCFPD)(3)	2,001	2,302	2,031	2,333
Net Oil-Equivalent Production (MBOEPD)	869	947	872	959
Sales of Natural Gas (MMCFPD)	3,881	3,987	3,950	4,000
Sales of Natural Gas Liquids (MBPD)(4)	177	161	180	216
Revenue from Net Production
Liquids ($/Bbl.)	$32.68	$25.25	$31.45	$27.20
Natural Gas ($/MCF)	$5.59	$5.11	$5.40	$5.49
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,214	1,266	1,219	1,256
Net Natural Gas Production (MMCFPD)(3)	2,098	2,089	2,134	2,115
Net Oil-Equivalent Production (MBOEPD)(5)	1,706	1,728	1,716	1,703
Sales of Natural Gas (MMCFPD)	1,850	2,051	1,894	2,155
Sales of Natural Gas Liquids (MBPD)	113	103	105	113
Revenue from Liftings
Liquids ($/Bbl.)	$32.48	$24.10	$30.90	$26.81
Natural Gas ($/MCF)	$2.55	$2.66	$2.61	$2.65
U.S. and International Upstream
Total Net Oil-Equivalent Production including Other Produced Volumes (MBOEPD)(3)(5)	2,575	2,675	2,588	2,662
U.S. Refining, Marketing and Transportation
Sales of Gasoline (MBPD)(4)(6)	685	683	693	652
Sales of Other Refined Products (MBPD)(4)	866	784	813	745
Refinery Input (MBPD)	969	985	945	910
Average Refined Product Sales Price ($/Bbl.)	$50.79	$37.87	$48.02	$40.88
International Refining, Marketing and Transportation
Sales of Gasoline (MBPD)(4)(6)	644	539	608	540
Sales of Other Refined Products (MBPD)	1,278	1,257	1,260	1,250
Affiliate Sales (MBPD)	534	503	545	524
Refinery Input (MBPD)(4)	1,063	1,114	1,060	1,099
Average Refined Product Sales Price ($/Bbl.)	$54.81	$44.68	$53.20	$46.41

(1)	Includes equity in affiliates.
(2)	MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD = thousand barrels of oil-equivalent (BOE) per day
(3)	Includes natural gas consumed on lease (MMCFD):
	United States	51	78	51	59
	International	270	256	276	263
(4)	2003 volumes conformed to 2004 presentation.
(5)	Includes other produced volumes (MBPD):
	Athabasca oil sands — net	28	12	28	6
	Boscan Operating Service Agreement	114	102	113	89

		142	114	141	95
(6)	Includes branded and unbranded gasoline.

     Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities totaled $9.3 billion at June 30, 2004, up from $5.3 billion at year-end 2003. Cash provided by operating activities was approximately $7.9 billion in the first six months of 2004 and was net of $594 million contributed to certain of the company’s pension plans during the period. Cash provided by operating activities in the first half 2003 was $7.1 billion and was net of $57 million for pension plan contributions. Operating activities in the first six months of 2004 generated sufficient funds for the company’s capital and exploratory program and for the payment of dividends to stockholders.

      Dividends. During the first six months of 2004, the company paid dividends of $1.5 billion to common stockholders. Refer to Note 16 on page 21 for information related to the company’s 2-for-1 stock split announced in July 2004 and page 27 for additional information on the company’s quarterly stock dividend increase.

      Debt and Capital Lease Obligations. ChevronTexaco’s total debt and capital lease obligations were $12.1 billion at June 30, 2004, down from $12.6 billion at year-end 2003.

      The company’s debt due within 12 months, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.1 billion at June 30, 2004, essentially unchanged from $6 billion at December 31, 2003. Of these amounts, $4.3 billion was reclassified to long-term at June 30, 2004, and December 31, 2003. Settlement of these obligations was not expected to require the use of working capital in 2004, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to continually refinance its commercial paper, maintaining levels management believes appropriate.

      At the end of the second quarter 2004, ChevronTexaco had $4.3 billion in committed credit facilities with various major banks, which permitted the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general credit requirements. No borrowings were outstanding under these facilities at June 30, 2004. In addition, the company had three existing effective “shelf” registrations on file with the SEC that together would permit additional registered debt offerings up to an aggregate $3.8 billion of debt securities.

      In the second quarter 2004, ChevronTexaco entered into $1 billion of interest rate fixed-to-floating swap transactions. Under the terms of the swap agreements, of which $250 million and $750 million terminate in September 2007 and February 2008, respectively, the net cash settlement will be based on the difference between fixed-rate and floating rate interest amounts.

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

      The company’s future debt level is dependent primarily on results of operations, the capital-spending program and cash that may be generated from asset dispositions. Further reductions from debt balances at June 30, 2004, are dependent upon management’s continuous assessment of debt as an appropriate component of the company’s overall capital structure. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements, and during periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company believes that it has the flexibility to increase borrowings and/or modify capital spending plans to continue paying the common stock dividend and maintain the company’s high-quality debt ratings.

      Current Ratio — current assets divided by current liabilities. The current ratio was 1.4 at June 30, 2004, compared with 1.2 at December 31, 2003. The current ratio was adversely affected at the end of 2003 and the second quarter 2004 because the company’s inventories are valued on a LIFO basis. At year-end 2003 inventories were lower than replacement costs, based on average acquisition costs during the year, by nearly $2.1 billion. The company does not consider its inventory valuation methodology to affect liquidity.

      Debt Ratio — total debt divided by total debt plus equity. This ratio was approximately 23 percent at June 30, 2004, compared with 26 percent at year-end 2003 and 28 percent at June 30, 2003.

      Common Stock Repurchase Program. ChevronTexaco announced a common stock repurchase program on March 31, 2004. Acquisitions of up to $5 billion will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through July 2004, the company had repurchased 7.7 million shares of common stock at a total cost of $707 million. Through the end of June, $600 million had been repurchased. For additional information, see Part II, Item 2 on page 42.

      Other Commitments. The company has commitments related to preferred shares of subsidiary companies. Texaco Capital LLC, a wholly owned finance subsidiary, has issued $67 million of Deferred Preferred Shares, Series C (Series C). Dividends amounting to $60 million on Series C, at a rate of 7.17 percent compounded annually, will be paid at the redemption date of February 2005, unless earlier redemption occurs. Early redemption may result upon the occurrence of certain specific events.

      Pension Obligations. At the end of 2003, the company estimated that contributions to employee pension plans during 2004 would total $785 million (composed of $585 million for U.S. plans and $200 million for the international plans). In the second quarter 2004, the company funded $45 million ($12 million and $33 million to the U.S. and international plans, respectively). Through June 30, 2004, a total of $594 million had been contributed ($550 million for the U.S. plans and $44 million for international plans), leaving $191 million to be contributed in the second half 2004 ($35 million for the U.S. and $156 for international).

      The company will conduct additional studies in the second half 2004 to review the full year’s appropriate funding levels, which could change significantly from the original estimates. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors.

      Capital and exploratory expenditures. Total expenditures, including the company’s share of spending by affiliates, were $3.8 billion in the first six months of 2004, compared with $3.5 billion in the corresponding 2003 period. The amounts included the company’s share of affiliate expenditures of about $600 million and $400 million in the 2004 and 2003 periods, respectively. Expenditures for international exploration and production projects were about $2 billion — about 54 percent of the total expenditures — reflecting the company’s continued emphasis on increasing international upstream activities. The increase from 2003 included nearly $270 million related to the company’s share of expenditures by the 50 percent-owned Tengizchevroil affiliate for the expansion of production operations for the Tengiz and Korolev fields in Kazakhstan.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Millions of dollars)
United States
Upstream — Exploration and Production	$472	$391	$896	$738
Downstream — Refining, Marketing and Transportation	86	107	139	227
Chemicals	34	27	61	44
All Other	103	87	310	156

Total United States	695	612	1,406	1,165

International
Upstream — Exploration and Production	1,151	1,145	2,028	1,990
Downstream — Refining, Marketing and Transportation	221	147	311	283
Chemicals	6	5	8	9
All Other	—	4	2	7

Total International	1,378	1,301	2,349	2,289

Worldwide	$2,073	$1,913	$3,755	$3,454

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

      During 2002 and 2003, the USPTO granted two petitions for re-examination of another Unocal patent, the ‘126’ patent. The USPTO has twice rejected the validity of the claims of the ‘126’ patent, which could affect a larger share of U.S. gasoline production. Separately, in March 2003, the Federal Trade Commission (FTC) filed a complaint against Unocal alleging that its conduct during the pendency of the patents was in violation of antitrust law. In November 2003, the Administrative Law Judge dismissed the complaint brought by the FTC. The FTC appealed the decision and oral arguments were heard before the FTC in early March 2004. On July 7, 2004, the FTC reversed the November 2003 decision of the Administrative Law Judge, reinstated the complaint and remanded the case to the Administrative Law Judge for further consideration of the allegations in the complaint.

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

      Indemnities. The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover general contingent liabilities, including those associated with the Unocal patent litigation. The company would be required to perform should the indemnified liabilities become actual losses and could be required to make maximum future payments of $300 million. The company has paid approximately $28 million under these contingencies and has disputed approximately $38 million in claims submitted by Shell under these indemnities. Arbitration of this dispute is scheduled for the third quarter 2004. The indemnities contain no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral. Within five years of the February 2002 sale, at Shell’s option, the company also may be required to purchase certain assets for their net book value, as determined at the time of the company’s purchase. Those assets consist of 12 separate lubricant facilities, two of which were tendered to and purchased by the company in late 2003 for a minor amount.

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

      Global Operations. ChevronTexaco and its affiliates have operations in more than 180 countries. Areas in which the company and its affiliates have significant operations include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of Congo, Angola, Nigeria, Chad, South Africa, Indonesia, the Philippines, Singapore, China, Thailand, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil affiliate operates in Kazakhstan. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

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

      In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a host government and the company or other governments may affect the company’s operations. Those developments have, at times, significantly affected the company’s related operations and results, and are carefully considered by management when evaluating the level of current and future activity in such countries.

      Equity Redetermination. For crude oil and natural gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for ChevronTexaco’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills in California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. ChevronTexaco currently estimates its maximum possible net before-tax liability at approximately $200 million. At the same time, a possible maximum net amount that could be owed to ChevronTexaco is estimated at about $50 million. The timing of the settlement and the exact amount within this range of estimates is uncertain.

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

New Accounting Standards

      The Securities and Exchange Commission (SEC) has questioned certain public companies in the crude oil and natural gas and mining industries as to the proper accounting for, and reporting of, acquired contractual mineral interests under Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” (FAS 141) and FASB Statement No. 142, “Goodwill and Intangible Assets” (FAS 142). These accounting standards became effective for the company on July 1, 2001, and January 1, 2002, respectively.

      At issue is whether such mineral interest costs should be classified on the balance sheet as part of “Properties, plant and equipment” or as “Intangible assets.” The FASB Staff is addressing this issue with the proposed FASB Staff Position No. FAS 142-b, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas- Producing Entities”. The company will continue to classify these costs as “Properties, plant and equipment” and apportion them to expense in future periods under the company’s existing accounting policy until authoritative guidance is finalized.

      For ChevronTexaco, the net book value of this category of mineral interests investment at June 30, 2004 and December 31, 2003, were approximately $3.7 billion and $3.8 billion, respectively. If reclassification of these balances becomes necessary, the company’s statements of income and cash flows would not be affected. However, additional disclosures related to intangible assets would be required as prescribed under the associated accounting standards.

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

      Refer to Note 11 beginning on page 15 for discussion related to the company’s implementation of FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      In the second quarter 2004, ChevronTexaco entered into $1 billion interest rate fixed-to-floating swap transactions. Under the terms of the swap agreements, of which $250 million and $750 million terminate in September 2007 and February 2008, respectively, the net cash settlement will be based on the difference between fixed-rate and floating rate interest amounts.

      Other than the swap transactions described above, information about market risks for the three months ended June 30, 2004, does not differ materially from that discussed under Item 7A of ChevronTexaco’s Annual Report on Form 10-K for 2003.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      ChevronTexaco Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2004, have concluded that as of June 30, 2004, the company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

      (b) Changes in internal control over financial reporting

      During the quarter ended June 30, 2004, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      No items.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

CHEVRONTEXACO CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

Apr 1-Apr 30, 2004	1,518,731	90.88	1,200,000	—
May 1-May 31, 2004	3,169,423	91.66	3,045,000	—
Jun 1-Jun 30, 2004	2,585,818	92.54	2,298,574	—

Total	7,273,972	91.81	6,543,574	(2)

(1)	Includes 35,737 common shares repurchased through June 30, 2004 of shares repurchased from company employees for required personal income tax withholdings on the individual’s exercise of the stock options issued to management and employees under the company’s broad-based employee stock options, long-term incentive plans and former Texaco Inc. stock option plans. Additionally, includes 694,661 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended June 30, 2004.

(2)	On March 31, 2004, the company announced a common stock repurchase program. Acquisitions of up to $5 billion will be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through June 30, 2004, $600 million has been expended to repurchase 6,543,574 shares since the common stock repurchase program began.

Item 5.	Other Information

Disclosure Regarding Nominating Committee Functions and Communications Between Security Holders and Boards of Directors

      No change.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

      (b) Reports on Form 8-K

(1) On July 29, 2004, ChevronTexaco furnished a copy of a press release announcing an increased cash dividend and a two-for-one stock split of the company’s common stock on a Form 8-K dated July 29, 2004.

(2) On July 30, 2004, ChevronTexaco furnished a copy of a press release announcing unaudited second quarter 2004 net income of $4.125 billion on a Form 8-K dated July 30, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRONTEXACO CORPORATION

(Registrant)

/s/ S. J. CROWE

S. J. Crowe, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 4, 2004

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