Form 10-Q
period 2005-09-30
CHEVRON CORP
filed 2005-11-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2005
Common stock, $.75 par value	2,244,983,705

INDEX

		Page
		No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2005, and 2004	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2005, and 2004	4
	Consolidated Balance Sheet at September 30, 2005, and December 31, 2004	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005, and 2004	6
	Notes to Consolidated Financial Statements	7-27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-46
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signature		49
Exhibits: Computation of Ratio of Earnings to Fixed Charges		51
Rule 13a-14(a)/15d-14(a) Certifications		52-53
Section 1350 Certifications		54-55
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
      Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are unknown or unexpected problems in the resumption of operations affected by Hurricanes Katrina and Rita and other severe weather in the Gulf of Mexico; crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the ability to successfully integrate the operations of Chevron and Unocal Corporation; inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company’s net production or manufacturing facilities due to war, accidents, political events, civil unrest or severe weather; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental regulations and litigation (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in the company’s Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues(1)(2)	$53,377	$39,611	$141,065	$109,253
Income from equity affiliates	871	613	2,621	1,797
Other income	208	496	720	1,558

Total Revenues and Other Income	54,456	40,720	144,406	112,608

Costs and Other Deductions
Purchased crude oil and products(2)	36,101	25,650	93,722	68,129
Operating expenses	3,190	2,557	8,372	6,958
Selling, general and administrative expenses	1,337	1,231	3,488	3,238
Exploration expenses	177	173	469	423
Depreciation, depletion and amortization	1,534	1,219	4,188	3,652
Taxes other than on income(1)	5,282	4,948	15,719	14,602
Interest and debt expense	136	107	347	294
Minority interests	24	23	63	63

Total Costs and Other Deductions	47,781	35,908	126,368	97,359

Income From Continuing Operations Before Income Tax Expense	6,675	4,812	18,038	15,249
Income tax expense	3,081	1,875	8,083	5,655

Income From Continuing Operations	3,594	2,937	9,955	9,594
Income From Discontinued Operations	—	264	—	294

Net Income	$3,594	$3,201	$9,955	$9,888

Per Share of Common Stock:
Income From Continuing Operations
— Basic	$1.65	$1.38	$4.70	$4.52
— Diluted	$1.64	$1.38	$4.68	$4.51
Income From Discontinued Operations
— Basic	$—	$0.13	$—	$0.14
— Diluted	$—	$0.13	$—	$0.14
Net Income
— Basic	$1.65	$1.51	$4.70	$4.66
— Diluted	$1.64	$1.51	$4.68	$4.65
Dividends	$0.45	$0.40	$1.30	$1.13
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,181,387	2,113,243	2,116,912	2,120,849
— Diluted	2,193,851	2,119,329	2,127,356	2,125,764

(1) Includes consumer excise taxes:	$2,268	$2,040	$6,546	$5,818
(2) Includes amounts in revenues for buy/sell contracts (associated costs are in “Purchased crude oil and products”). See Note 15 starting on page 22:	$6,588	$4,640	$17,925	$13,533
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Net Income	$3,594	$3,201	$9,955	$9,888

Currency translation adjustment	(8)	(2)	(3)	4
Unrealized holding (loss) gain on securities	(4)	44	(13)	45
Net derivatives (loss) gain on hedge transactions:
Before income taxes	(215)	17	(253)	(4)
Income taxes	79	(3)	93	(3)

Total	(136)	14	(160)	(7)
Minimum pension liability adjustment	—	—	1	3

Other Comprehensive (Loss) Gain, net of tax	(148)	56	(175)	45

Comprehensive Income	$3,446	$3,257	$9,780	$9,933

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30	At December 31
	2005	2004

	(Millions of dollars, except
	per-share amounts)
ASSETS
Cash and cash equivalents	$9,808	$9,291
Marketable securities	1,172	1,451
Accounts and notes receivable, net	17,777	12,429
Inventories:
Crude oil and petroleum products	2,812	2,324
Chemicals	209	173
Materials, supplies and other	534	486

Total inventories	3,555	2,983
Prepaid expenses and other current assets	2,666	2,349

Total Current Assets	34,978	28,503
Long-term receivables, net	1,618	1,419
Investments and advances	16,544	14,389
Properties, plant and equipment, at cost	126,199	103,954
Less: accumulated depreciation, depletion and amortization	62,217	59,496

Properties, plant and equipment, net	63,982	44,458
Deferred charges and other assets	4,000	4,277
Goodwill	3,591	—
Assets held for sale	96	162

Total Assets	$124,809	$93,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$1,280	$816
Accounts payable	15,151	10,747
Accrued liabilities	3,898	3,410
Federal and other taxes on income	3,793	2,502
Other taxes payable	1,405	1,320

Total Current Liabilities	25,527	18,795
Long-term debt	12,240	10,217
Capital lease obligations	337	239
Deferred credits and other noncurrent obligations	10,005	7,942
Noncurrent deferred income taxes	12,099	7,268
Reserves for employee benefit plans	4,216	3,345
Minority interests	198	172

Total Liabilities	64,622	47,978

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 2,442,676,580 and 2,274,032,014 shares issued at September 30, 2005, and December 31, 2004, respectively)	1,832	1,706
Capital in excess of par value	13,868	4,160
Retained earnings	52,595	45,414
Notes receivable — key employees	(3)	—
Accumulated other comprehensive loss	(494)	(319)
Deferred compensation and benefit plan trust	(494)	(607)
Treasury stock, at cost (197,692,875 and 166,911,890 shares at September 30, 2005, and December 31, 2004, respectively)	(7,117)	(5,124)

Total Stockholders’ Equity	60,187	45,230

Total Liabilities and Stockholders’ Equity	$124,809	$93,208

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30

	2005	2004

	(Millions of dollars)
Operating Activities
Net income	$9,955	$9,888
Adjustments
Depreciation, depletion and amortization	4,188	3,652
Dry hole expense	155	160
Distributions less than income from equity affiliates	(861)	(1,351)
Net before-tax gains on asset retirements and sales	(142)	(1,592)
Net foreign currency effects	35	6
Deferred income tax provision	733	(188)
Net (increase) decrease in operating working capital	(201)	828
Minority interest in net income	63	63
(Increase) decrease in long-term receivables	(98)	76
Decrease in other deferred charges	489	748
Cash contributions to employee pension plans	(119)	(1,218)
Other	(39)	77

Net Cash Provided by Operating Activities	14,158	11,149

Investing Activities
Acquisition of Unocal Corporation, net of Unocal cash received	(5,934)	—
Capital expenditures	(5,528)	(4,366)
Proceeds from asset sales	2,490	3,093
Net sales (purchases) of marketable securities	263	(4)
Repayment of loans by equity affiliates	109	159

Net Cash Used for Investing Activities	(8,600)	(1,118)

Financing Activities
Net borrowings of short-term obligations	19	20
Proceeds from issuance of long-term debt	20	—
Repayments of long-term debt and other financing obligations	(123)	(729)
Cash dividends	(2,778)	(2,395)
Dividends paid to minority interests	(66)	(16)
Net purchases of treasury shares	(1,870)	(1,055)
Redemption of preferred stock of subsidiary	(140)	—

Net Cash Used For Financing Activities	(4,938)	(4,175)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(103)	(85)

Net Change in Cash and Cash Equivalents	517	5,771
Cash and Cash Equivalents at January 1	9,291	4,266

Cash and Cash Equivalents at September 30	$9,808	$10,037

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements
      The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature, except for the items described in Notes 2 and 3.
      The interim financial statements reflect the company’s acquisition of Unocal Corporation (Unocal) on August 10, 2005. For reporting purposes in these interim financial statements, the former Unocal results have been included from August 1, 2005. Refer to Note 2 for a discussion of the Unocal transaction.
      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2004 Annual Report on Form 10-K.
      The results for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of future financial results.

Note 2.	Acquisition of Unocal Corporation
      On August 10, 2005, the company acquired 100 percent of the outstanding common shares of Unocal Corporation (Unocal), an independent oil and gas exploration and production company. Unocal’s principal upstream operations are in North America and Asia, including the Caspian region. Also located in Asia are Unocal’s geothermal energy and electrical power businesses. Other activities include ownership interests in proprietary and common carrier pipelines, natural gas storage facilities and mining operations.
      The aggregate purchase price of Unocal was $17.3 billion, which included $7.5 billion cash, approximately 169 million shares of Chevron common stock valued at $9.6 billion, and $0.2 billion for approximately 5 million stock options and merger-related fees. The value of the common shares was based on the average market price for a 5-day period beginning two days before the terms of the acquisition were finalized and announced on July 19, 2005. The issued shares represented 7.5 percent of the number of shares outstanding immediately after the August 10 close. The value of the stock options at the acquisition date was determined using the Black-Scholes option-pricing model.
      A third-party appraisal firm has been engaged to assist the company in the process of determining the fair values of Unocal’s tangible and intangible assets. Initial estimates of those fair values are included in this interim report; however, the complete valuation process is expected to take several months before being finalized. The company expects that adjustments to the initial allocation of the purchase price will be required as it completes its assessment of the fair value of all Unocal assets and liabilities. Once completed, the associated deferred tax liabilities will also be finalized. No significant intangible assets are included in the preliminary allocation of the purchase price in the table below. No in-process research and development assets were acquired. Among the liabilities not yet finalized is the estimated cost of severance and relocation of Unocal employees and the restructuring and reorganization of redundant activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition is accounted for under the rules of Financial Accounting Standards Board (FASB) Statement No. 141,“Business Combinations.” The following table summarizes the preliminary allocation of the purchase price to Unocal’s assets and liabilities:

At August 1, 2005

(Millions of dollars)
Current assets	$3,531
Investments and long-term receivables	1,647
Properties	18,670
Goodwill	3,594
Other assets	2,108

Total assets acquired	29,550

Current liabilities	(2,378)
Long-term debt and capital leases	(2,392)
Deferred income taxes	(4,465)
Other liabilities	(3,026)

Total liabilities assumed	(12,261)

Net assets acquired	$17,289

      The $3.6 billion of goodwill is assigned to the upstream segment. None of the goodwill is deductible for tax purposes. The goodwill represents benefits of the acquisition that are additional to the fair values of the other net assets acquired. The primary reasons for the acquisition and the principal factors that contributed to a Unocal purchase price that resulted in the recognition of goodwill were as follows:

•	The “going concern” element of the Unocal businesses, which presents the opportunity to earn a higher rate of return on the assembled collection of net assets than would be expected if those assets were acquired separately. These benefits include upstream growth opportunities in the Asia-Pacific, Gulf of Mexico and Caspian regions. Some of these areas contain operations that are complementary to Chevron’s, and the acquisition is consistent with Chevron’s long-term strategies to grow profitably in its core upstream areas, build new legacy positions and commercialize the company’s large undeveloped natural gas resource base.

•	Cost savings that can be obtained through the capture of operational synergies. The opportunities for cost savings include the elimination of duplicate facilities and services, high-grading of investment opportunities in the combined portfolio and the sharing of best practices of the two companies.
      Goodwill recorded in the acquisition is not subject to amortization but will be tested periodically for impairment as required by FASB Statement No. 142,“Goodwill and Other Intangible Assets.”
      The following unaudited pro forma summary presents the results of operations as if the acquisition of Unocal had occurred at the beginning of each period:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Sales and other operating revenues	$54,208	$41,432	$146,186	$114,698
Net income	3,720	3,400	10,786	10,521
Net income per share of common stock
Basic	$1.66	$1.49	$4.80	$4.61
Diluted	$1.65	$1.49	$4.78	$4.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma income statements use estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any synergistic savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

Note 3.	Net Income
      Net income for the third quarter 2005 was $3.6 billion, compared with $3.2 billion in the 2004 third quarter. As indicated in Note 1, earnings in the 2005 period included results for two months from the former Unocal operations. Included in the third quarter 2004 were special-item gains of $486 million related to the sale of upstream properties considered nonstrategic to the company’s asset portfolio.
      Net income for the first nine months of 2005 was $10.0 billion, compared with $9.9 billion in the year-ago period, which included net special-item gains of $1.0 billion. Besides the third quarter special items in 2004, the nine-month results also included a special-item gain of $585 million related to the sale of nonstrategic upstream assets in western Canada.
      Foreign currency effects reduced earnings by $52 million and $29 million in the third quarters of 2005 and 2004, respectively. For the nine months of 2005 and 2004, foreign currency effects reduced earnings by $19 million and $27 million, respectively.

Note 4.	Assets Held for Sale and Discontinued Operations
      At September 30, 2005, and December 31, 2004, the company classified $96 million and $162 million, respectively, of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. Assets in this category at the end of both periods consisted of service stations outside of the United States. The assets classified as held for sale at the end of the third quarter 2005 are expected to be disposed of within one year.
      Summarized income statement information relating to discontinued operations, all of which were for the company’s upstream business, is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Revenues and other income	$—	$374	$—	$635
Income from discontinued operations before income tax expense	—	335	—	394
Income from discontinued operations, net of tax	—	264	—	294
      Not all assets sold or to be disposed of are classified as discontinued operations, mainly because the cash flows from the assets were not, or will not, be eliminated from the ongoing operations of the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Information Relating to the Statement of Cash Flows
      The “Net (increase) decrease in operating working capital” was composed of the following operating changes:

	Nine Months Ended
	September 30

	2005	2004

	(Millions of dollars)
Increase in accounts and notes receivable	$(3,734)	$(2,842)
Increase in inventories	(402)	(306)
Increase in prepaid expenses and other current assets	(144)	(175)
Increase in accounts payable and accrued liabilities	3,155	2,286
Increase in income and other taxes payable	924	1,865

Net (increase) decrease in operating working capital	$(201)	$828

      In accordance with the cash-flows classification requirements of FAS 123R, “Share-Based Payment,” the “Net increase in operating working capital” includes a reduction of $15 million for excess income tax benefits associated with stock options exercised during the third quarter 2005, which is offset by an equal amount in ‘Net purchases of treasury shares.’ Refer to Note 11 starting on page 17 for additional information related to the company’s adoption of FAS 123R, “Share-Based Payment.”
      “Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended
	September 30

	2005	2004

	(Millions of dollars)
Interest on debt (net of capitalized interest)	$319	$310
Income taxes	5,894	4,065
      The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Nine Months Ended
	September 30

	2005	2004

	(Millions of dollars)
Marketable securities purchased	$(665)	$(1,034)
Marketable securities sold	928	1,030

Net sales (purchases) of marketable securities	$263	$(4)

      The “Net purchases of treasury shares” in 2005 included share repurchases of $2.2 billion related to the company’s common stock repurchase program, which began in the second quarter 2004. These purchases were partially offset by the issuance of shares for the exercise of stock options.
      The “Acquisition of Unocal Corporation” represents the cash portion of the Unocal purchase price, net of $1.6 billion of Unocal cash received. The aggregate purchase price of Unocal was $17.3 billion. Refer to Note 2 starting on page 7 for additional discussion of the Unocal acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented in the following table:

	Nine Months Ended
	September 30

	2005	2004

	(Millions of dollars)
Additions to properties, plant and equipment	$5,158	$3,991
Additions to investments	327	274
Current year dry hole expenditures	128	121
Payments for other liabilities and assets, net	(85)	(20)

Capital expenditures	5,528	4,366
Other exploration expenditures	314	264
Assets acquired through capital lease obligations	153	31

Capital and exploratory expenditures, excluding equity affiliates	5,995	4,661
Equity in affiliates’ expenditures	1,144	1,001

Capital and exploratory expenditures, including equity affiliates	$7,139	$5,662

Note 6.	Operating Segments and Geographic Data
      Although each of the company’s subsidiaries is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. For this purpose, the investments are grouped as follows: upstream — exploration and production; downstream — refining, marketing and transportation; chemicals; and all other. The first three of these groupings represent the company’s “reportable segments” and “operating segments” as defined in FAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
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
      “All Other” activities include the company’s interest in Dynegy Inc. (Dynegy), mining operations of coal and other minerals, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “international” (outside the United States).
      Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income from continuing operations by operating segment for the three- and nine-month periods ended September 30, 2005 and 2004, is presented in the following table:
Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Income from Continuing Operations
Upstream — Exploration and Production
United States	$1,206	$1,107	$2,945	$2,909
International	2,117	1,218	5,529	4,354

Total Exploration and Production	3,323	2,325	8,474	7,263

Downstream — Refining, Marketing and Transportation
United States	139	96	595	889
International	434	394	1,363	1,285

Total Refining, Marketing and Transportation	573	490	1,958	2,174

Chemicals
United States	(7)	85	185	174
International	13	21	42	65

Total Chemicals	6	106	227	239

Total Segment Income	3,902	2,921	10,659	9,676

All Other
Interest Expense	(94)	(67)	(242)	(186)
Interest Income	73	39	187	84
Other	(287)	44	(649)	20

Income from Continuing Operations	3,594	2,937	9,955	9,594
Income from Discontinued Operations	—	264	—	294

Net Income	$3,594	$3,201	$9,955	$9,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, the company’s investment in Dynegy, mining operations of coal and other minerals, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at September 30, 2005, and December 31, 2004 follow:
Segment Assets

	At September 30	At December 31
	2005	2004

	(Millions of dollars)
Upstream — Exploration and Production
United States	$19,071	$11,869
International	46,321	31,239
Goodwill	3,591	—

Total Exploration and Production	68,983	43,108

Downstream — Refining, Marketing and Transportation
United States	12,326	10,091
International	22,455	19,415

Total Refining, Marketing and Transportation	34,781	29,506

Chemicals
United States	2,349	2,316
International	701	667

Total Chemicals	3,050	2,983

Total Segment Assets	106,814	75,597

All Other
United States	8,721	11,746
International	9,274	5,865

Total All Other	17,995	17,611

Total Assets — United States	42,467	36,022
Total Assets — International	78,751	57,186
Goodwill	3,591	—

Total Assets	$124,809	$93,208

      Segment Sales and Other Operating Revenues Revenues for the upstream segment are derived primarily from the production of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuel. “All Other” activities include revenues from mining operations of coal and other minerals, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operating segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2005 and 2004, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices.
Sales and Other Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Upstream — Exploration and Production
United States	$6,800	$3,938	$16,297	$12,084
International	6,739	4,611	16,868	12,848

Sub-total	13,539	8,549	33,165	24,932
Intersegment Elimination — United States	(2,383)	(1,974)	(6,252)	(6,337)
Intersegment Elimination — International	(3,889)	(2,733)	(9,800)	(7,494)

Total Upstream	7,267	3,842	17,113	11,101

Downstream — Refining, Marketing and Transportation
United States	22,604	16,268	58,785	45,084
International	23,150	19,133	64,031	51,959

Sub-total	45,754	35,401	122,816	97,043
Intersegment Elimination — United States	(89)	(45)	(180)	(137)
Intersegment Elimination — International	(1)	(21)	(10)	(48)

Total Downstream	45,664	35,335	122,626	96,858

Chemicals
United States	127	140	427	395
International	236	217	686	644

Sub-total	363	357	1,113	1,039
Intersegment Elimination — United States	(50)	(52)	(163)	(135)
Intersegment Elimination — International	(33)	(28)	(97)	(82)

Total Chemicals	280	277	853	822

All Other
United States	284	251	780	700
International	22	26	63	90

Sub-total	306	277	843	790
Intersegment Elimination — United States	(131)	(111)	(352)	(307)
Intersegment Elimination — International	(9)	(9)	(18)	(11)

Total All Other	166	157	473	472

Sales and Other Operating Revenues
United States	29,815	20,597	76,289	58,263
International	30,147	23,987	81,648	65,541

Sub-total	59,962	44,584	157,937	123,804
Intersegment Elimination — United States	(2,653)	(2,182)	(6,947)	(6,916)
Intersegment Elimination — International	(3,932)	(2,791)	(9,925)	(7,635)

Total Sales and Other Operating Revenues*	$53,377	$39,611	$141,065	$109,253

*	Includes buy/sell contracts of $6,588 and $4,640 in the 2005 and 2004 third quarters, respectively, and $17,925 and $13,533 in the 2005 and 2004 nine-month periods, respectively. Substantially all of the amounts in each period related to the downstream segment. Refer to Note 15 starting on page 22 for a discussion on the company’s accounting for buy/sell contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Restructuring and Reorganization
      In connection with the Unocal acquisition, the company implemented a restructuring and reorganization program as part of the effort to capture the synergies of the combined companies. The program is expected to be substantially completed by the end of 2006 and is aimed at eliminating redundant operations, consolidating offices and facilities and sharing common services and functions.
      As part of the restructuring and reorganization, approximately 550 positions have been preliminarily identified for elimination. Most of the positions are in the United States and relate primarily to corporate and upstream executive and administrative functions.
      An accrual of $106 million was established as part of the purchase accounting for the Unocal acquisition. Payments against the accrual in the third quarter were $3 million. Adjustments to the accrual may occur in future periods as the implementation plans are finalized and estimates are refined.
      At September 30, 2005, the company also maintained an accrual related to a reorganization and restructuring of its downstream businesses in late 2003 and certain other businesses and corporate departments since that time. Activity for this accrual is summarized in the following table:

Amount

(Millions of dollars)
Balance at January 1, 2005	$119
Adjustments	(9)
Payments	(56)

Balance at September 30, 2005	$54

      Substantially all of the balance for this accrual at September 30, 2005, related to employee severance costs that were part of a presumed ongoing benefit arrangement under applicable accounting rules in FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” paragraph 8, footnote 7. Therefore, the company accounts for severance costs in accordance with FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” The amount was categorized as a current accrued liability on the Consolidated Balance Sheet and the associated adjustments during the period were categorized as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income.

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

	Nine Months Ended
	September 30

	2005	2004

	(Millions of dollars)
Sales and other operating revenues	$101,387	$78,841
Costs and other deductions	97,397	74,314
Income from discontinued operations	—	70
Net income	2,905	3,418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30	At December 31
	2005	2004

	(Millions of dollars)
Current assets	$25,489	$23,147
Other assets	20,016	19,961
Current liabilities	19,004	17,044
Other liabilities	13,075	12,533

Net equity	$13,426	$13,531

Memo: Total debt	$8,358	$8,349

Note 9.	Summarized Financial Data — Chevron Transport Corporation
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

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Sales and other operating revenues	$100	$155	$432	$477
Costs and other deductions	108	122	338	364
Net (loss) income	(3)	35	31	110

	At September 30	At December 31
	2005	2004

	(Millions of dollars)
Current assets	$284	$292
Other assets	286	219
Current liabilities	124	67
Other liabilities	249	278

Net equity	$197	$166

      There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2005.

Note 10.	Income Taxes
      Taxes on income from continuing operations for the third quarter and first nine months of 2005 were $3.1 billion and $8.1 billion, respectively, compared with $1.9 billion and $5.7 billion for the comparable periods in 2004. The associated effective tax rates for the 2005 and 2004 third quarters were 46 percent and 39 percent, respectively. For the year-to-date periods, the effective tax rates were 45 percent and 37 percent, respectively.
      The effective tax rate for the third quarter 2005 was higher than the corresponding 2004 period due to an increase in international earnings in countries with higher tax rates, combined with the absence in 2005 of a capital loss tax benefit recorded in the year-ago period. Rates were higher in the 2005 year-to-date period due to the absence of a benefit from changes in the income tax laws for certain international operations and an increase in earnings in countries with higher tax rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Stock Options and Other Share-Based Compensation
      Effective July 1, 2005, the company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123R, “Share-Based Payment,” (FAS 123R) for its share-based compensation plans. The company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations and disclosure requirements established by FAS 123, “Accounting for Stock-Based Compensation.”
      Under APB 25, no expense was recorded in the income statement for the company’s stock options. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Expense was recorded in the income statement for stock-appreciation rights, restricted stock units and performance units. Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over an employee’s requisite service period.
      The company adopted FAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the third quarter 2005 includes the cost for all share-based payments granted prior to, but not yet vested, as of July 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of FAS 123. The cost for all share-based awards granted subsequent to July 1, 2005, represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
      For the third quarter 2005, compensation expense charged against income for the first time for stock options was $39 million ($25 million after tax). Compensation expense otherwise charged against income for stock appreciation rights, performance units and restricted stock units was $33 million ($22 million after tax) and $55 million ($36 million after tax) for the 2005 and 2004 third quarters, respectively, and $49 million ($32 million after tax) and $75 million ($48 million after tax) for the 2005 and 2004 nine-month periods, respectively. There were no significant capitalized stock-based compensation costs at September 30, 2005.
      The following table illustrates the effect on net income and earnings per share as if the company had applied the fair-value recognition provisions of FAS 123 to stock options, stock appreciation rights, performance units and restricted stock units for periods prior to adoption of FAS 123R, and the actual effect on net income and earnings per share for periods after adoption of FAS 123R.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars, except
	per-share amounts)
Net income, as reported	$3,594	$3,201	$9,955	$9,888
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	47	36	57	48
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for awards, net of related tax effects(1)(2)	(47)	(50)	(83)	(75)

Pro forma net income	$3,594	$3,187	$9,929	$9,861

Net income per share:
Basic — as reported	$1.65	$1.51	$4.70	$4.66
Basic — pro forma	$1.65	$1.50	$4.69	$4.65
Diluted — as reported	$1.64	$1.51	$4.68	$4.65
Diluted — pro forma	$1.64	$1.50	$4.67	$4.64

(1)	Periods prior to third quarter 2005 conformed to the third quarter 2005 presentation.
(2)	Fair value determined using the Black-Scholes option-pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2005, was $276 million. Cash paid to settle performance units and stock appreciation rights for the nine months ended September 30, 2005, was $107 million, which included $73 million for Unocal awards paid under change-in-control plan provisions.
      Prior to the adoption of FAS 123R, the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual tax benefits realized for the tax deductions from option exercises for the nine months ended September 30, 2005, and 2004 were $58 million and $49 million, respectively.
      A cumulative effect of change in accounting principle to recognize the impact of measuring share-based awards classified as liabilities at fair value instead of intrinsic value resulted in an insignificant charge against income in the third quarter 2005. A contra-equity balance of $6 million in “Deferred compensation and benefit plan trust” on the Consolidated Balance Sheet was reclassified to “Capital in excess of par value” as of July 1, 2005.

Share-Based Plan Descriptions and Share Information
      Chevron Long-Term Incentive Plan (LTIP) Awards under the LTIP may take the form of, but are not limited to, stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and non-stock grants. For a 10-year period after April 2004, no more than 160 million shares may be issued under the Plan, and no more than 64 million of those shares may be in a form other than a stock option, stock appreciation right or award requiring full payment for shares by the award recipient.
      Stock options and stock appreciation rights granted under the LTIP extend for 10 years from grant date. Effective with options granted in June 2002, one-third of the award vest on each of the first, second and third anniversaries of the date of grant. Prior to this change, options granted by Chevron vested one year after the date of grant. Performance units granted under the LTIP extend for 3 years from grant date and are settled in cash at the end of the period. Settlement amounts are based on achievement of performance targets relative to major competitors over the period and payments are indexed to the company’s stock price.
      Texaco Stock Incentive Plan (Texaco SIP) On the closing of the acquisition of Texaco in October 2001, outstanding options granted under the Texaco SIP were converted to Chevron options. These options retained a provision for restored options, which enables a participant who exercises a stock option to receive new options equal to the number of shares exchanged or who has shares withheld to satisfy tax withholding obligations to receive new options equal to the number of shares exchanged or withheld. The restored options are fully exercisable six months after the date of grant, and the exercise price is the market value of the common stock on the day the restored option is granted. Apart from the restored options, no further awards may be granted under the former Texaco plans.
      Unocal Share-Based Plans (Unocal Plans) On the closing of the acquisition of Unocal in August 2005, outstanding options granted under various Unocal Plans were exchanged for fully vested Chevron options at a conversion ratio of 1.07 Chevron shares for each Unocal share. These options retained the same provisions as the original Unocal Plans. Options issued prior to 2004 generally may be exercised for up to 3 years after termination of employment (depending upon the terms of the individual award agreements), or the original expiration date, whichever is earlier. Options issued since the beginning of 2004 remain exercisable until the end of the normal option term if termination of employment occurs prior to August 10, 2007. Other awards issued under the Unocal Plans, including restricted stock, stock units, restricted stock units and performance shares became

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vested at the acquisition date, and shares or cash were issued to recipients in accordance with change-in-control provisions of the plans.
      The fair market values of stock options and stock appreciation rights granted in 2005 and 2004 were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Nine Months Ended
	September 30

	2005	2004

Chevron LTIP:
Expected term in years(1)	6.4	7.0
Volatility(2)	24.5%	16.5%
Risk-free interest rate based on zero coupon U.S. treasury note	3.8%	4.4%
Dividend yield	3.4%	3.7%
Weighted — average fair value per option granted	$11.66	$7.14
Texaco SIP:
Expected term in years(1)	2.1	2.0
Volatility(2)	18.6%	18.4%
Risk-free interest rate based on zero coupon U.S. treasury note	3.8%	2.5%
Dividend yield	3.5%	4.0%
Weighted — average fair value per option granted	$5.99	$3.97
Unocal Plans(3):
Expected term in years(1)	4.2	—
Volatility(2)	21.6%	—
Risk-free interest rate based on zero coupon U.S. treasury note	3.9%	—
Dividend yield	3.4%	—
Weighted — average fair value per option converted	$21.48	$—

(1)	Expected term is based on historical exercise and post-vesting cancellation data.

(2)	Volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

(3)	Represents options converted at the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of option activity under the LTIP, as well as former Texaco plans, as of January 1, 2005, and changes during the nine months ended September 30, 2005 is presented below:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise	Contractual	(Millions of
	(Thousands)	Price	Term	dollars)

Outstanding at January 1, 2005	54,440	$42.89	—	$—
Granted	8,718	$56.76	—	$—
Granted in Unocal acquisition	5,313	$35.02	—	$—
Exercised	(12,786)	$44.00	—	$—
Restored	4,977	$58.34	—	$—
Forfeited	(508)	$49.41	—	$—
Outstanding at September 30, 2005	60,154	$45.20	6.36 years	$1,175

Exercisable at September 30, 2005	40,257	$41.97	5.51 years	$917

      The total intrinsic value of options exercised during nine months 2005 and 2004 was $194 million and $88 million, respectively.
      At adoption of FAS 123R, the company elected to amortize newly issued graded awards on a straight-line basis over the requisite service period. In accordance with FAS 123R implementation guidance issued by the staff of the Securities and Exchange Commission, the company accelerates the vesting period for retirement-eligible employees in accordance with vesting provisions of the company’s share-based compensation programs for awards issued after adoption of FAS 123R. As of September 30, 2005, there was $113 million of total unrecognized before-tax compensation cost related to nonvested share-based compensation arrangements granted or restored under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
      At January 1, 2005, the number of LTIP performance units outstanding were equivalent to 2,673,482 shares. During the nine-months ended September 30, 2005, 709,900 units were granted, 1,012,932 units vested with cash proceeds distributed to recipients, and 22,834 units were forfeited. At September 30, 2005, units outstanding were 2,347,616, and the value of the liability recorded for these instruments was $88 million.
      Broad-Based Employee Stock Options In 1998, Chevron granted to all eligible employees between 200 and 600 stock options or equivalents, dependent on the employee’s salary or job grade. The options vested after two years in February 2000 and expire after 10 years in February 2008. A total of 9,641,000 options were awarded with an exercise price of $38.15625 per share.
      The fair value of each option on the date of grant was estimated at $9.54 using the Black-Scholes model for the preceding 10 years. The assumptions used in the model, based on a 10-year average, were: a risk-free interest rate of 7 percent, a dividend yield of 4.2 percent, an expected life of 7 years and a volatility of 24.7 percent.
      At January 1, 2005, the number of broad-based employee stock options outstanding was 2,109,504. During the nine-month period ended September 30, 2005, exercises of 374,250 shares and forfeitures of 27,500 shares reduced outstanding options to 1,707,754. These instruments had an aggregate intrinsic value of $45 million and a remaining contractual term of these options was 2.4 years. The total intrinsic value of these options exercised during the nine months 2005 and 2004 was $7 million and $13 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The components of net periodic benefit costs for 2005 and 2004 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Millions of dollars)
Pension Benefits
United States
Service cost	$58	$42	$149	$127
Interest cost	102	82	285	247
Expected return on plan assets	(115)	(87)	(323)	(264)
Amortization of prior-service costs	12	11	34	32
Recognized actuarial losses	55	26	134	82
Settlement losses	18	31	70	75

Total United States	130	105	349	299

International
Service cost	21	17	63	52
Interest cost	51	44	149	133
Expected return on plan assets	(53)	(42)	(157)	(127)
Amortization of transitional assets	—	—	1	1
Amortization of prior-service costs	4	4	12	12
Recognized actuarial losses	13	14	38	40
Curtailment losses	—	—	—	2
Termination benefit recognition	—	—	—	1

Total International	36	37	106	114

Net Periodic Pension Benefit Costs	$166	$142	$455	$413

Other Benefits*
Service cost	$8	$6	$22	$22
Interest cost	42	39	120	132
Amortization of prior-service costs	(23)	(23)	(68)	(24)
Recognized actuarial losses	23	11	69	23

Net Periodic Other Benefit Costs	$50	$33	$143	$153

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At the end of 2004, the company estimated it would contribute $400 million to employee pension plans during 2005 (composed of $250 million for the U.S. plans and $150 million for the international plans). Through September 30, 2005, a total of $119 million was contributed (including approximately $54 million to the U.S. plans). Estimated contributions for the full year continue to be $400 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
      During the first nine months of 2005, the company contributed $168 million to its other postretirement benefit plans. The company anticipates contributing $66 million during the remainder of 2005.

Note 13.	Accounting for Suspended Exploratory Wells
      In April 2005, the FASB issued a FASB Staff Position (FSP) FAS 19-1, “Accounting for Suspended Well Costs,” which amends FAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The company elected early application of this guidance with the first quarter 2005 financial statements.
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
      The company’s suspended well costs at September 30, 2005 were $1,031 million, an increase of $360 million from year-end 2004. This increase was primarily due to the addition of Unocal suspended wells. The estimated fair value of the Unocal suspended wells at the time of acquisition was $297 million, of which $281 has been capitalized for a period greater than one year. For the category of heritage-Chevron exploratory well costs at year-end 2004 that were suspended more than one year, $6 million was expensed in the nine months ending September 30, 2005. No amounts for heritage-Unocal wells were expensed in the third quarter 2005 following the Unocal acquisition date.

Note 14.	Accounting for Asset Retirement Obligations
      At September 30, 2005, the asset retirement obligations liability was $3,747 million, an increase of $869 million from December 31, 2004. The increase included about $800 million for the initial fair-value estimates associated with the Unocal acquisition.

Note 15.	Accounting for Buy/Sell Contracts
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The company has historically accounted for buy/sell transactions in the Consolidated Statement of Income the same as a monetary transaction. The SEC raised the issue as to whether the accounting for buy/sell contracts should be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). The company understands that others in the oil and gas industry may report buy/sell transactions on a net basis in the income statement rather than gross.
      The Emerging Issues Task Force (EITF) of the FASB began deliberating the topic as Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13) at its November 2004 meeting. At its September 2005 meeting, the EITF reached consensus that two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, should be combined and considered as a single arrangement for purposes of applying APB 29, when the transactions were entered into “in contemplation” of one another. EITF 04-13 was ratified by the FASB in September 2005, and the company will adopt this accounting on the April 1, 2006, effective date. The consensus will apply to new arrangements, or modifications or renewals of existing arrangements.
      While the issue was under deliberation, the SEC staff directed Chevron and other companies in its first quarter 2005 comment letters to disclose on the face of the income statement the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting.
      The amounts for buy/sell contracts shown on the company’s Consolidated Statement of Income, “Sales and other operating revenues” for the nine-month periods ending September 30, 2005 and 2004, included $17.9 billion and $13.5 billion, respectively. These revenue amounts associated with buy/sell contracts represented 13 percent and 12 percent of total “Sales and other operating revenues” in the 2005 and 2004 periods, respectively. Nearly all of these revenue amounts in each period associated with buy/sell contracts pertain to the company’s downstream segment. The costs associated with these buy/sell revenue amounts are included in “Purchased crude oil and products” on the Consolidated Statement of Income in each period.

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
      The company’s ultimate exposure related to these lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company does not use MTBE in the manufacture of gasoline in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Other Contingencies and Commitments
      Income Taxes The U.S. federal income tax liabilities have been settled through 1996 for Chevron Corporation (formerly ChevronTexaco Corporation), 1997 for Chevron Global Energy Inc. (formerly Caltex Corporation), Unocal Corporation (Unocal), and Texaco Inc. (Texaco). The company’s California franchise tax liabilities have been settled through 1991 for Chevron, 1998 for Unocal and 1987 for Texaco.
      Settlement of open tax years, as well as tax issues in other countries where the company conducts its business, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.
      Guarantees The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or others and long-term unconditional purchase obligations and commitments, throughput agreements and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. Under the terms of the guarantee arrangements, generally the company would be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral. Prior to the acquisition of Unocal, Chevron had no material changes to its guarantees reported at year-end 2004. Unocal-related guarantees are approximately $350 million, relating mainly to a construction completion guarantee for the debt financing of Unocal’s equity interest in the Baku-Tbilsi-Ceyhan (BTC) crude oil pipeline project. The pipeline is nearing completion and will transport crude oil from Baku, Azerbaijan, through Georgia to the Mediterranean port of Ceyhan, Turkey.
      Off-Balance-Sheet Obligations The Company and its subsidiaries have certain other contingent liabilities relating to long-term unconditional purchase obligations and commitments, throughput agreements, and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. As a result of the acquisition of Unocal, the company assumed additional obligations relating to noncancelable operating leases and unconditional purchase commitments that totaled approximately $1.1 billion at September 30, 2005.
      Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover certain contingent liabilities. The company would be required to perform should the indemnified liabilities become actual losses. Should that occur, the company could be required to make maximum future payments of $300 million. Through September 30, 2005, the company paid $38 million under these indemnities. The company expects to receive additional requests for indemnification payments in the future.
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
      Minority Interests The company has commitments of approximately $200 million related to minority interests in subsidiary companies.
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
      Chevron’s environmental reserve as of September 30, 2005, was about $1.5 billion, an increase of approximately $450 million from year-end 2004. Included in this increase were Unocal-related liabilities, which related primarily to sites that had been divested or closed by Unocal prior to its acquisition by Chevron. These sites included, but were not limited to, former refineries, transportation and distribution facilities and service stations; former oil and gas fields and mining operations, as well as active mining operations.
      The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at September 30, 2005, had a recorded liability that was material to the company’s financial position, results of operations or liquidity.
      Global Operations Chevron and its affiliates conduct business activities in approximately 180 countries. Areas in which the company and its affiliates have significant operations or ownership interests include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Netherlands, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of the Congo, Angola, Nigeria, Chad, South Africa, Democratic Republic of the Congo, Indonesia, Bangladesh, the Philippines, Myanmar, Singapore, China, Thailand, Vietnam, Cambodia, Azerbaijan, Kazakhstan, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil affiliate operates in Kazakhstan. Through an affiliate, the company participates in the development of the Baku-Tbilsi-Ceyhan (BTC) pipeline through Azerbaijan, Georgia and Turkey. Also through an affiliate, the company has an interest in the Chad/Cameroon pipeline. The company’s Petrolera Ameriven affiliate operates the Hamaca project in Venezuela. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.
      The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by host governments to increase public

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 18.	Financial and Derivative Instruments
      In July 2005, Unocal entered into certain crude oil and natural gas hedging contracts for a three-year period. These hedging contracts were settled by the placement of offsetting positions in September, resulting in an after-tax loss of $120 million that is reported in the Consolidated Statement of Comprehensive Income. Under the applicable accounting rules, these losses will be recorded to income in the same period the formerly hedged production occurs and will be offset to “Sales and other operating revenues” on the Consolidated Statement of Income.

Note 19.	New Accounting Standards
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (Issue 04-6) In March 2005, the FASB ratified the earlier EITF consensus on Issue 04-6, which is effective for the company on January 1, 2006. Stripping costs are costs of removing overburden and other waste materials to access mineral deposits. The consensus calls for stripping costs incurred once a mine goes into production to be treated as variable production costs that should be considered a component of mineral inventory cost subject to ARB No. 43, “Restatement and Revision of Accounting Research Bulletins.” The company does not anticipate adoption of this accounting for its coal, oil sands and other mining operations will have a significant effect on the company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter 2005 Compared with Third Quarter 2004
and Nine Months 2005 Compared with Nine Months 2004

Key Financial Results
Income From Continuing Operations by Business Segments

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Income from Continuing Operations by Business Segment
Upstream — Exploration and Production
United States	$1,206	$1,107	$2,945	$2,909
International	2,117	1,218	5,529	4,354

Total Upstream	3,323	2,325	8,474	7,263

Downstream — Refining, Marketing and Transportation
United States	139	96	595	889
International	434	394	1,363	1,285

Total Downstream	573	490	1,958	2,174

Chemicals	6	106	227	239
All Other	(308)	16	(704)	(82)

Income From Continuing Operations	3,594	2,937	9,955	9,594
Income From Discontinued Operations — Upstream	—	264	—	294

Net Income(1)(2)	$3,594	$3,201	$9,955	$9,888

(1)	Includes foreign currency effects	$(52)	$(29)	$(19)	$(27)
(2)	Includes income from special items:
	Continuing Operations	$—	$229	$—	$759
	Discontinued Operations	—	257	—	257

	Total	$—	$486	$—	$1,016

      Net income for the 2005 third quarter was $3.6 billion ($1.64 per share — diluted), compared with $3.2 billion ($1.51 per share — diluted) in the third quarter 2004. More than $200 million of the increase between periods was attributable to earnings for two months from the former Unocal operations, which the company acquired in August 2005. Net income in the 2004 period included a special-item gain of $0.5 billion ($0.23 per share — diluted) related to upstream property sales.
      Net income for the first nine months of 2005 was $10.0 billion ($4.68 per share — diluted). Net income in the corresponding 2004 period was $9.9 billion ($4.65 per share — diluted), which included net special-item gains of $1.0 billion ($0.48 per share — diluted), primarily relating to upstream property sales.
      The special items mentioned above are identified separately because of their nature and amount to help explain the changes in net income and segment income between periods, and to help distinguish the underlying trends for the company’s businesses. In the following discussions, the term “earnings” is defined as net income or segment income.

      Upstream earnings in the third quarter 2005 were $3.3 billion, compared with $2.6 billion in the year-ago period, which included results for both continuing and discontinued operations. The 2004 quarter also included a special-item benefit of $0.5 billion related to asset sales.
      Earnings for the nine months of 2005 were $8.5 billion, compared with $7.6 billion from both continuing and discontinued operations in the nine-month 2004 period. The nine months of 2004 included a net special-item benefit of $1.0 billion related to asset sales.
      Earnings for the third quarter and nine months of 2005 benefited mainly from higher average prices for crude oil and natural gas. Also contributing to the quarterly earnings improvement was an approximate 4 percent increase in oil-equivalent production to 2.55 million barrels per day. Nine-month production declined about 3 percent from the comparative period in 2004 to 2.46 million barrels per day. The oil-equivalent production in all periods included volumes produced from oil sands in Canada and production under an operating service agreement in Venezuela. The volumes in 2005 also included Unocal-related production for two months in the third quarter. The quarterly and year-to-date volumes in 2005 were both adversely affected by production shut in due to damages to production and support facilities caused by Hurricanes Katrina and Rita and other storms in the Gulf of Mexico.
      Refer to pages 33 - 35 for a further discussion of upstream results in 2005 and 2004.
      Downstream earnings were $573 million in the third quarter 2005, an increase of $83 million from the year earlier. Average margins for refined products improved in 2005; however, the benefit of these higher margins was tempered by increased refinery downtime and operating costs relating to hurricanes in the Gulf of Mexico. Nine-month 2005 earnings were $2.0 billion, down from $2.2 billion in the year-ago period. Refer to pages 35 - 36 for a further discussion of downstream results in 2005 and 2004.

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
      On August 10, 2005, the company acquired 100 percent of the outstanding common shares of Unocal Corporation (Unocal). The aggregate purchase price of Unocal was $17.3 billion, which included $7.5 billion cash, approximately 169 million shares of Chevron common stock valued at $9.6 billion, and $0.2 billion for approximately 5 million stock options and merger-related fees. Refer to Note 2 starting on page 7 for a discussion of the Unocal acquisition.
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
      During 2004, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged about $41 per barrel. Prices followed an upward trend in the first nine months of 2005, and remained at higher levels than the corresponding period in 2004. In the first nine months of 2005, WTI averaged about $55 per barrel, compared with $39 per barrel in the year-ago period. During October, WTI averaged over $62 per barrel. The rise in crude oil prices is reflective of, among other things, the heightened level of geopolitical uncertainty in many areas of the world, and supply concerns in the Middle East and other key producing regions. Prices remained above the $60 per-barrel mark late in the third quarter, as supply concerns arose following Hurricanes Katrina and Rita, which severely affected crude oil production and refining capacity in the U.S. Gulf Coast region.
      During most of 2004 and into 2005, the differential in prices between high-quality, light-sweet crude oils, such as the U.S. benchmark WTI, and the heavier crudes was unusually wide. The upward trend in light crude oil prices in 2004 and 2005 reflected the increased demand for light products (i.e., motor gasoline, jet fuel, aviation gasoline and diesel fuel) as all refineries can process these higher quality crudes. However, the demand and price for the heavier crudes were dampened due to the limited number of refineries that were able to process this lower quality feedstock into light-product fuels. In the third quarter 2005, the refining capacity for heavy crude oil in the U.S. Gulf Coast was reduced because of damages sustained from Hurricanes Rita and Katrina. The company produces heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone (between Saudi Arabia and Kuwait), Venezuela (including volumes under an operating service agreement) and certain fields in the United Kingdom North Sea.
      U.S. benchmark prices for Henry Hub natural gas averaged nearly $6.00 per thousand cubic feet (MCF) for all of 2004. In the first nine months of 2005, the U.S. benchmark natural gas price averaged nearly $7.50, compared with about $5.75 for the corresponding 2004 period. During October 2005, the spot price averaged about $13.50 per MCF. From late August to the end of October, natural gas prices rose about 18 percent, as Hurricanes Katrina and Rita temporarily shut-in natural gas production located in the U.S. Gulf Coast, reducing supplies in advance of the winter heating season. Natural gas prices in the United States are typically higher during the winter period, when demand for heating is greatest. Movements in natural gas prices also are partially dependent on the adequacy of production and storage levels to meet such demand.
      As compared with the supply and demand factors for natural gas in the United States and the resultant trend in the Henry Hub benchmark prices, certain other regions of the world in which the company operates have significantly different supply, demand and regulatory circumstances, typically resulting in significantly lower average sales prices for the company’s natural gas production. (Refer to page 39 for the company’s average natural gas prices for the U.S. and international regions.) Additionally, excess supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of the lack of infrastructure and the difficulties in transporting natural gas.
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

      Longer-term trends in earnings for the upstream segment are also a function of other factors besides price fluctuations, including changes in the company’s crude oil and natural gas production levels and the company’s ability to find or acquire and efficiently produce crude oil and natural gas reserves. Most of the company’s overall capital investment is in its upstream businesses, particularly outside the United States. Investments in upstream projects generally are made well in advance of the start of the associated crude oil and natural gas production.
      The level of oil-equivalent production in future periods is uncertain, in part because of production quotas by OPEC and the potential for local civil unrest and changing geopolitics that could cause production disruptions. Approximately 26 percent of the company’s net oil-equivalent production in the first nine months of 2005, including net barrels from oil sands and production under an operating service agreement, occurred in the OPEC-member countries of Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. Although the company’s production level during the first nine months of 2005 was not constrained in these areas by OPEC quotas, future production could be affected by OPEC-imposed limitations. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production.
      In certain onshore areas of Nigeria, approximately 40,000 barrels per day of the company’s net production capacity have been shut in since 2003 because of civil unrest and damage to production facilities. The company has adopted a phased plan to restore these operations and has begun production-resumption efforts in certain areas. While production in 2005 was not constrained in Nigeria through October, future OPEC actions could limit the company’s ability to produce at capacity.
      At the end of October 2005, approximately half of the oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore.
      (Refer also to the Results of Operations on pages 33 - 35 for additional discussion of U.S. and international production trends.)
      Downstream Refining, marketing and transportation earnings are closely tied to regional supply and demand for refined products and the associated effects on industry refining and marketing margins. The company’s core marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia and sub-Saharan Africa. Overall refined-product margin levels for the company and industry improved in the third quarter 2005 vs. the year-ago period, but may be volatile in the future, depending primarily on price movements for crude oil feedstocks, the demand for refined products, inventory levels, refinery maintenance, mishaps, severe weather and other factors.
      Other factors influencing the company’s profitability in this segment include the operating efficiencies and expenses of the refinery network, including the effects of any downtime due to planned and unplanned maintenance, refinery upgrade projects and operating incidents. Profits in the third quarter 2005 were adversely affected by hurricanes in the Gulf of Mexico, which required the company’s refinery in Pascagoula, Mississippi, to be shut down on two separate occasions for about 40 days during the quarter, and normal operations were not restored until mid-October. The storms also caused disruptions to the company’s marketing and pipeline operations in the area.
      The level of operating expenses for the downstream segment can also be affected by the volatility of charter expenses for the company’s shipping operations, which are driven by the industry’s demand for crude-oil and product tankers. Other factors beyond the company’s control include the general level of inflation, especially energy costs to operate the refinery network.
      (Refer also to the Results of Operations on pages 35 - 36 for additional discussion of downstream earnings.)
      Chemicals Earnings in the petrochemical segment are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Additionally, feedstock and fuel costs, which tend to follow crude oil and natural gas price movements, influence earnings in this segment. Earnings for both the company’s Oronite subsidiary and the 50 percent-owned Chevron Phillips Chemical Company LLC were adversely affected in the third quarter 2005 due to the Gulf of Mexico storms.
      (Refer also to the Results of Operations on page 36 for additional discussion of chemical earnings.)

Operating Developments
      Noteworthy operating developments and events in recent months included the following:

•	Completion of the $1.7 billion sale of Northrock Resources Limited, a wholly owned Canadian subsidiary of Unocal. The disposition is consistent with Chevron’s divestiture last year of its conventional crude oil and natural gas business in Western Canada. Under the accounting rules for the Unocal acquisition, no gain or loss was recognized on the sale.

•	Decision to proceed with the development of the Blind Faith Field in the deepwater Gulf of Mexico. First production is expected in 2008, with initial daily output estimated at 30,000 barrels of crude oil and 30 million cubic feet of natural gas. Chevron is the operator and holds a 62.5 percent working interest in the project.

•	Award of exploration rights under the 23rd United Kingdom Offshore Licensing Round. All of the awarded blocks will be company-operated. Certain of the blocks are located near the significant Rosebank/Lochnagar offshore discovery and are 40 percent-owned.

•	Award of an exploration license for the Cardon III Block, offshore western Venezuela. The block is in a region with natural gas potential on trend to the north of the prolific Maracaibo producing area.

•	Announcement of the signing of a Heads of Agreement by Chevron for first sale of liquefied natural gas (LNG) from the Chevron-led Gorgon Project in Australia into Japan, the world’s largest LNG market. The agreement was signed by Chevron Australia Pty Ltd with Tokyo Gas Co. Ltd, a major Japanese utility company, for the purchase of 1.2 million metric tons per year of Gorgon LNG over 25 years.

•	Commencement of the installation of a 350-mile main offshore segment of the West African Gas Pipeline that will provide natural gas to potential markets in Ghana, Togo, and Benin by connecting to an existing onshore pipeline in Nigeria. Aligned with the company’s natural gas integration and commercialization strategy, the pipeline will have a capacity of approximately 475 million cubic feet per day and help reduce flaring of natural gas in the company’s areas of operation.

•	Application with the Federal Energy Regulatory Commission to own, construct and operate a natural gas import terminal at the Casotte Landing site adjacent to Chevron’s refinery in Pascagoula, Mississippi. The terminal will be designed to initially process 1.3 billion cubic feet per day from imported LNG.

•	Acquisition of the remaining interest in Bridgeline Holdings, L.P. as part of the company’s plan to grow its natural gas business. Bridgeline manages and operates more than 1,000 miles of pipeline and 12 billion cubic feet of natural gas storage capacity in southern Louisiana.

•	Repurchase of common stock. The company acquired 38.6 million shares of its common stock in the open market during the first nine months of 2005 at a cost of $2.2 billion, including approximately $700 million in the third quarter. From the inception of a $5 billion repurchase program in April 2004 through the end of October 2005, the company acquired approximately 84 million of its common shares at a total cost of $4.5 billion.

Results of Operations
      Business Segments The following section presents the results of operations for the company’s business segments — upstream, downstream and chemicals — as well as for “all other” — the departments and companies managed at the corporate level. (Refer to Note 6 beginning on page 11 for a discussion of the company’s “reportable segments,” as defined in FAS 131, “Disclosures about Segments of an Enterprise and Related Information.”)

U.S. Upstream — Exploration and Production

			Nine Months
	Three Months Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

	(Millions of dollars)
Income From Continuing Operations*	$1,206	$1,107	$2,945	$2,909
Income From Discontinued Operations*	—	57	—	70

Income*	$1,206	$1,164	$2,945	$2,979

*Includes special items
Continuing Operations	$—	$229	$—	$174
Discontinued Operations	—	50	—	50

Total	$—	$279	$—	$224
      U.S. upstream exploration and production income of $1.2 billion in the third quarter increased 4 percent from the 2004 period. The 2004 results included special-item gains of $279 million relating to property sales. An approximate benefit of $640 million in the 2005 period was associated with higher prices for liquids and natural gas and the inclusion of former-Unocal results for two months. This benefit was partially offset by the impact of lower production due to storms in the Gulf of Mexico, property sales and normal field declines.
      For the nine-month period, income was $2.9 billion, essentially flat from a year earlier. However, the nine-month 2004 results included special item net gains of $224 million from the sale of nonstrategic assets. An approximate benefit of $1.2 billion in the 2005 period was associated with higher prices for liquids and natural gas and two-months of the former Unocal operations. This benefit was largely offset by lower production and higher operating expenses due to storms and higher depreciation expense.
      The average liquids realization for the third quarter was $53.00 per barrel, an increase of 46 percent from $36.26 in the year-ago period. For the comparative nine-month periods, the average realization of $45.30 per barrel was up 37 percent from $32.99. The average natural gas realization for the third quarter 2005 was $7.34 per thousand cubic feet, compared with $5.28 in the 2004 quarter. The average realization for the nine months of 2005 was $6.49, compared with $5.37 in the corresponding 2004 period.
      Third quarter 2005 net oil-equivalent production of 735,000 barrels per day declined 66,000 barrels per day, or approximately 8 percent, from the year earlier. Production from the former Unocal operations contributed 76,000 barrels per day to the average for the 2005 quarter (representing about 115,000 barrels per day for the two-month period). However, these additional Unocal volumes were more than offset by about a 90,000 barrel-per-day reduction due to storms in the third quarter. Absent the Unocal volumes for two months, curtailed production due to storms and the effect of property sales since mid-2004, the underlying net oil-equivalent production declined about 6 percent from the third quarter 2004.
      The net liquids component of oil-equivalent production was down 9 percent to 455,000 barrels per day for the third quarter 2005. Production from the former Unocal operations contributed 36,000 barrels per day for the quarter. Excluding the effects of the Unocal volumes, property sales and storm damages, third quarter 2005 production declined 5 percent from the corresponding 2004 period.
      Net natural gas production averaged about 1.7 billion cubic feet per day for the 2005 third quarter, down 8 percent from the year-ago period. Production from the former Unocal operations contributed 242 million cubic feet per day. Substantially all of the Unocal–related production was offset by the effects of property sales and shut-in production related to storms.
      For the nine-months of 2005, net oil-equivalent production declined 117,000 barrels per day to 731,000. The production benefit from the former Unocal operations was 26,000 barrels per day on a year-to-date basis. Production otherwise was lower in the 2005 nine-month period due primarily to the effects of property sales and storm damages. Excluding the effects of Unocal production, property sales and storms, oil-equivalent production declined 8 percent from the nine months of 2004, due mainly to normal field declines that typically do not reverse.
      The net liquids component of oil-equivalent production for the nine months was down 12 percent to 459,000 barrels per day. Production from the former Unocal operations contributed 12,000 barrels per day for year-to-date period. Absent the effects of the Unocal volumes, property sales and storm damage, year-to-date net liquids production decreased 6 percent from the 2004 nine months.
      Net natural gas production averaged about 1.6 billion cubic feet per day for nine months, down 17 percent from the year-ago period. Excluding the Unocal volumes of 82 million cubic feet per day and the effects of property sales and shut-in production related to storms, net natural gas production in 2005 declined 11 percent from the 2004 year-to-date period.

International Upstream — Exploration and Production

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Millions of dollars)
Income From Continuing Operations(1)(2)	$2,117	$1,218	$5,529	$4,354
Income From Discontinued Operations	—	207	—	224

Income(1)(2)	$2,117	$1,425	$5,529	$4,578

(1) Includes foreign currency effects	$(30)	$(57)	$9	$(55)
(2) Includes special gains
Continuing Operations	—	—	—	585
Discontinued Operations	—	207	—	207

Total	$—	$207	$—	$792
      International exploration and production income was $2.1 billion in the third quarter 2005, compared with $1.4 billion in the year-ago period, primarily as the result of higher prices for crude oil and natural gas and earnings for two months from the former Unocal operations. Earnings in the 2004 period included a special-item gain of $207 million for the sale of nonstrategic properties in Canada and the Democratic Republic of the Congo. Higher average prices for crude oil and natural gas and the inclusion of former Unocal results for two months increased 2005 earnings by about $1.0 billion.
      Nine months 2005 earnings were $5.5 billion, vs. $4.6 billion in the corresponding 2004 period, which includes benefits from the property sales and a favorable tax-law change. Higher average prices for crude oil and natural gas and the inclusion of former Unocal results for two months contributed about $2.2 billion to higher earnings in 2005.
      The average liquids realization for the third quarter 2005 was $54.26 per barrel, an increase of 44 percent from $37.75 a year earlier. For the nine-months of 2005, the average realization was $46.67, compared with $33.11 in the corresponding 2004 period. The average natural gas realization for the third quarter 2005 was $3.13 per thousand cubic feet, up from $2.59. Between nine-month periods, the average natural gas realization increased 17 percent to $3.04.
      Net oil-equivalent production for the third quarter, including volumes from oil sands and production under an operating service agreement, was up 10 percent to 1.8 million barrels per day. Production from the former Unocal operations contributed 206,000 barrels per day for the quarter (representing about 310,000 barrels per day for the two-month period). Excluding the Unocal production, the lower volumes associated with the effect of higher prices on the cost-recovery and variable-royalty provisions under certain production agreements, and the effect of property sales, production was essentially flat from the year-ago period.
      The net liquids component of oil-equivalent production for the third quarter 2005 increased 2 percent from a year ago to 1.4 million barrels per day. Production from the former Unocal operations contributed

78,000 barrels per day. Absent the effects of Unocal volumes, property sales and reduced volumes associated with cost-recovery and variable-royalty agreements, production declined 2 percent.
      Net natural gas production of 2.8 billion cubic feet per day in the third quarter 2005 increased 46 percent from the year-ago period. Production from the former Unocal operations contributed 765 million cubic feet per day for the quarter. Excluding the volume effects of Unocal production, natural gas production increased about 6 percent. Production was higher in Kazakhstan, the Philippines and Australia, but lower in the United Kingdom.
      For the nine months, net oil-equivalent production was up 2 percent to 1.7 million barrels per day. Production from the former Unocal operations contributed an average of 69,000 barrels per day. Excluding the effects of Unocal production, property sales and the lower cost-recovery and variable-royalty volumes, production increased about 2 percent in the nine-month period.
      The net liquids component of oil-equivalent production for the nine months remained essentially flat at 1.3 million barrels per day. Production from the former Unocal operations contributed 26,000 barrels per day for the corresponding period. Excluding the effects of Unocal production, property sales and the reduced cost-recovery and variable-royalty volumes, production remained essentially flat compared with 2004.
      Net natural gas production of 2.4 billion cubic feet per day in the nine-month 2005 period was 14 percent higher than the corresponding 2004 period. Production from the former Unocal operations contributed an average of 258 million cubic feet per day year-to-date. Excluding the Unocal effects, natural gas production increased 2 percent from last year’s nine months.

U.S. Downstream — Refining, Marketing and Transportation

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Millions of dollars)
Income	$139	$96	$595	$889

      U.S. refining, marketing and transportation earnings of $139 million increased $43 million from the 2004 quarter. Average margins for refined products improved from the year-ago period, but the effects were partially offset by increased refinery downtime and operating costs relating to hurricanes. Earnings for the first nine months of 2005 were $595 million, compared with $889 million in the corresponding 2004 period. Increased downtime for refinery maintenance and repairs was the primary factor in the earnings decline.
      In the third quarter 2005, crude-oil input to the company’s refineries was down more than 20 percent from a year ago, due primarily to downtime at the company’s refinery in Pascagoula, Mississippi. The downtime was the result of Hurricane Dennis in July and Hurricane Katrina in late August, when the facilities suffered extensive damage. Normal operations were restored at the Pascagoula Refinery by mid-October. The company’s pipeline and marketing operations also were adversely affected by the third-quarter storms.
      Refined-product sales decreased 5 percent to 1,478,000 barrels per day in the 2005 third quarter and were 3 percent lower in the nine-month period at 1,483,000. Certain sales in the third quarter were affected by hurricane-related supply constraints. However, branded gasoline sales increased 3 percent in the quarter and 5 percent in the year-to-date periods, reflecting the growth in the Texaco brand following its reintroduction in 2004.

International Downstream — Refining, Marketing and Transportation

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Millions of dollars)
Income*	$434	$394	$1,363	$1,285

* Includes foreign currency effects	$(22)	$10	$2	$12
      International refining, marketing and transportation earned $434 million in the 2005 quarter, an increase of $40 million from the third quarter 2004. Earnings for the nine months of 2005 were $1.4 billion, up about 6 percent from the 2004 nine-month period. The increase in both periods was associated primarily with improved margins for refined products in most of the company’s operating areas.
      Total refined-product sales volumes of 2.2 million barrels per day in the 2005 quarter were about 8 percent lower. For the first nine months, refined-product sales volumes decreased about 5 percent. The sales decline in both periods was primarily the result of lower gasoline and fuel oil trading activity.

Chemicals

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Millions of dollars)
Segment Income*	$6	$106	$227	$239

* Includes foreign currency effects	$2	$2	$—	$(2)
      Chemical operations earned $6 million in the third quarter of 2005, compared with $106 million in the 2004 period. Results for the company’s 50 percent-owned Chevron Phillips Chemical Company LLC affiliate were lower due to the effects of hurricane-related shutdown of facilities along the Gulf Coast. Earnings for the company’s Oronite subsidiary were adversely affected by high feedstock costs and a storm-related shutdown of the Oak Point Plant at Belle Chasse, Louisiana. For the nine months, segment earnings decreased $12 million to $227 million.

All Other

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Millions of dollars)
Net (Charges) Income*	$(308)	$16	$(704)	$(82)

* Includes foreign currency effects	$(2)	$16	$(30)	$18
      All Other consists of the company’s interest in Dynegy, mining operations of coal and other minerals, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
      Net charges were $308 million in the third quarter of 2005, compared with income of $16 million in the corresponding 2004 period. Net charges for the nine months of 2005 were $704 million, vs. $82 million in 2004. The 2004 third quarter and year-to-date included significant benefits related to corporate consolidated tax effects. The increase in net charges in the 2005 quarter and year-to-date periods otherwise was associated with environmental remediation expenses for closed and sold facilities and various corporate items, including Unocal-related costs for two months.

Consolidated Statement of Income
      Explanations are provided below of variations between periods for certain income statement categories:
      Sales and other operating revenues for the third quarter 2005 were $53 billion, up from $40 billion in the 2004 third quarter. For the first nine months of 2005, sales and operating revenues were $141 billion, vs. $109 billion in 2004. Revenues in both periods increased mainly on higher prices for crude oil, natural gas and refined products, as well as the inclusion of revenues related to former-Unocal operations for two months in 2005.
      Income from equity affiliates increased $258 million to $871 million in the third quarter 2005. For the nine-month period, the increase was $824 million to $2.6 billion. Earnings improved in both periods from the Tengizchevroil, Hamaca and Escravos gas-to-liquids affiliates. The improvement in the three-month period was partially offset by lower results from the Chevron Phillips Chemical Company LLC.
      Other income was $208 million in the 2005 third quarter, vs. $496 million in the 2004 period. For the first nine months of 2005, other income was $720 million, compared with approximately $1.6 billion in 2004. The third quarter and nine-month periods of 2004 included net gains of $486 million and $1,016 million, respectively, from the sale of upstream properties.
      Purchased crude oil and products costs of $36 billion in the third quarter 2005 were up from $26 billion in the 2004 quarter. For the nine-month period, such costs were $94 billion, up from $68 billion. The increase in both periods was primarily the result of higher prices for crude oil, natural gas and refined products. Unocal-related amounts for two months also were included.
      Operating, selling, general and administrative expenses of $4.5 billion in the third quarter 2005 were up from $3.8 billion in the year-ago quarter. For the nine months 2005, such expenses were $11.9 billion, compared with $10.2 billion last year. Both the current year quarterly and nine-month periods included the addition of expenses from the former Unocal operations and uninsured storm-related costs. Both comparative periods also included higher costs for labor and transportation, the company’s employee stock-ownership plan and a number of corporate items that individually were not significant.
      Exploration expenses were $177 million in the third quarter 2005, up $4 million from a year earlier. The addition of the Unocal-related exploration expenses for two months was offset by lower amounts for well write-offs and costs for geological and geophysical activities. For the nine-month periods, exploration expenses increased $46 million to $469 million on the addition of former-Unocal exploration expenses and higher costs of geological and geophysical data for U.S. operations.
      Depreciation, depletion and amortization expenses were $1.5 billion in the third quarter 2005, compared with $1.2 billion in the third quarter 2004. For the nine-months of 2005 and 2004, expenses were $4.2 billion and $3.7 billion, respectively. The increase in both periods was mainly the result of Unocal-related depreciation and depletion for two months and higher depreciation rates for certain heritage-Chevron oil and gas producing fields worldwide.
      Taxes other than on income were $5.3 billion and $4.9 billion in the third quarter of 2005 and 2004, respectively. For the nine-month periods, expenses were $15.7 billion and $14.6 billion in 2005 and 2004, respectively. The increase in 2005 primarily reflected higher international taxes assessed on product values, higher duty rates in the areas of the company’s European downstream operations, and higher U.S. federal excise taxes on jet fuel resulting from a change in tax law that became effective in 2005.
      Interest and debt expense was $136 million in the third quarter 2005, up $29 million. For the nine months 2005, the expense was $347 million, an increase of $53 million from the corresponding 2004 period. The increase between quarters was due to higher average interest rates for commercial paper and higher average debt balances in 2005, which included Unocal-related debt for two months. Interest rates for the nine months of 2005 were also higher than in the 2004 period, but the effect was partially offset by lower average debt balances. Less interest was also capitalized on major projects in the 2005 nine-month period vs. a year earlier.

      Income tax expense from continuing operations for the third quarter and first nine months of 2005 was $3.1 billion and $8.1 billion, respectively, vs. $1.9 billion and $5.7 billion for the comparable periods in 2004. The associated effective tax rates from continuing operations for the 2005 and 2004 third quarters were 46 and 39 percent, respectively. The rates were higher in the third quarter 2005 period due to an increase in earnings in countries with higher tax rates, combined with the absence in 2005 of a capital loss tax benefit recorded in the 2004 quarter. For the year-to-date periods, the effective tax rates were 45 and 37 percent, respectively. Rates were higher in 2005 due to the absence of a benefit from changes in the income tax laws for certain international operations and an increase in earnings in countries with higher tax rates.

Information Relating to the Company’s Investment in Dynegy
      Chevron owns an approximate 25 percent equity interest in the common stock of Dynegy Inc. (Dynegy) — an energy provider engaged in power generation, gathering and processing of natural gas, and the fractionation, storage, transportation and marketing of natural gas liquids.
      Investment in Dynegy Common Stock. At September 30, 2005, the carrying value of the company’s investment in Dynegy common stock was approximately $140 million. This amount was about $300 million below the company’s proportionate interest in Dynegy’s underlying net assets. This difference is primarily the result of write-downs of the investment in 2002 for declines in the market value of the common shares below the company’s carrying value that were determined to be other than temporary. The difference was assigned to the extent practicable to specific Dynegy assets and liabilities, based upon the company’s analysis of the various factors causing the decline in value of the Dynegy shares. The company’s equity share of Dynegy’s reported earnings is adjusted quarterly when appropriate to recognize a portion of the difference between these allocated values and Dynegy’s historical book values. The market value of the company’s investment in Dynegy’s common stock at September 30, 2005, was approximately $450 million.
      Investment in Dynegy Preferred Stock. The face value of the company’s investment in the Dynegy Series C preferred stock at September 30, 2005, was $400 million. The stock is accounted for at its fair value, which was estimated to be $370 million at September 30, 2005. Future temporary changes in the estimated fair values of the preferred stock will be reported in “Other comprehensive income.” However, if any future decline in fair value were deemed to be other than temporary, a charge against income in the period would be recorded. Dividends payable on the preferred stock are recognized in income each period.
      Dynegy Announcement of Asset Sale. On October 31, 2005, Dynegy announced the sale of its midstream natural gas business for approximately $2.4 billion. Chevron anticipates recording a gain in the fourth quarter 2005 for its equity share of the after-tax income recognized by Dynegy.

Selected Operating Data
      The following table presents a comparison of selected operating data:
Selected Operating Data(1)(2)

			Nine Months
	Three Months Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	455	499	459	522
Net Natural Gas Production (MMCFPD)(3)	1,676	1,813	1,633	1,958
Net Oil-Equivalent Production (MBOEPD)	735	801	731	848
Sales of Natural Gas (MMCFPD)(4)	5,795	4,420	5,474	4,476
Sales of Natural Gas Liquids (MBPD)	170	184	170	181
Revenue from Net Production
Liquids ($/Bbl.)	$53.00	$36.26	$45.30	$32.99
Natural Gas ($/MCF)	$7.34	$5.28	$6.49	$5.37
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,206	1,179	1,193	1,206
Net Natural Gas Production (MMCFPD)(3)	2,785	1,914	2,366	2,078
Net Oil-Equivalent Production (MBOEPD)(5)	1,813	1,642	1,729	1,694
Sales of Natural Gas (MMCFPD)	2,533	1,908	2,083	1,900
Sales of Natural Gas Liquids (MBPD)	113	92	105	101
Revenue from Liftings
Liquids ($/Bbl.)	$54.26	$37.75	$46.67	$33.11
Natural Gas ($/MCF)	$3.13	$2.59	$3.04	$2.61
U.S. and International Upstream
Total Net Oil-Equivalent Production, including Other Produced Volumes (MBOEPD)(3)(5)	2,548	2,443	2,460	2,542
U.S. Downstream — Refining, Marketing and Transportation
Gasoline Sales (MBPD)(6)	745	730	719	705
Other Refined Products Sales (MBPD)	733	823	764	816

Total(7)	1,478	1,553	1,483	1,521
Refinery Input (MBPD)	719	918	828	936
Average Refined Product Sales Price ($/Bbl.)	$77.76	$52.46	$67.07	$49.55
International Downstream — Refining, Marketing and Transportation
Gasoline Sales (MBPD)(6)	524	585	546	600
Other Refined Products Sales (MBPD)	1,150	1,296	1,209	1,272
Share of Affiliate Sales (MBPD)	529	505	532	532

Total(7)	2,203	2,386	2,287	2,404
Refinery Input (MBPD)	1,088	1,024	1,036	1,047
Average Refined Product Sales Price ($/Bbl.)	$75.39	$49.54	$67.11	$49.93

(1)	Includes equity in affiliates
(2)	MBPD = thousand barrels per day; MMCFPD = million cubic feet per day; Bbl. = barrel; MCF = thousand cubic feet; Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD = thousands of barrels of oil-equivalent per day
(3)	Includes natural gas consumed on lease (MMCFPD):
	United States	52	60	54	54
	International	335	280	283	295
(4)	2004 conformed to 2005 presentation
(5)	Includes other produced volumes (MBPD):
	Athabasca oil sands — net	33	31	31	29
	Boscan Operating Service Agreement	111	113	111	113

		144	144	142	142
(6)	Includes branded and unbranded gasoline
(7)	Includes volumes for buy/sell contracts (MBPD):
	United States	104	91	89	91
	International	129	90	135	99

Liquidity and Capital Resources
      Cash and cash equivalents and marketable securities totaled $11.0 billion at September 30, 2005, up from $10.7 billion at year-end 2004. Cash provided by operating activities was $14.2 billion in the first nine months of 2005. Operating activities in the first nine months of 2005 generated funds in excess of the requirements for the company’s capital and exploratory program and payment of dividends to stockholders. Partial consideration for the acquisition of Unocal in August 2005 included $7.5 billion in cash.
      Dividends During the first nine months of 2005, the company paid dividends of $2.8 billion to common stockholders.
      Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $13.9 billion at September 30, 2005, including approximately $2.7 billion of Unocal’s debt and capital lease obligations.
      The company’s debt due within 12 months, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.1 billion at September 30, 2005, up from $5.6 billion at December 31, 2004. Of these amounts, $4.9 billion and $4.7 billion were reclassified to long-term at September 30, 2005, and December 31, 2004, respectively. Settlement of these obligations is not expected to require the use of working capital in 2005, as the company has the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to continually refinance its commercial paper, maintaining levels management believes appropriate. In addition, the company has three existing effective “shelf” registrations on file with the SEC that together would permit additional registered debt offerings up to an aggregate $3.8 billion of debt securities. Following the merger, Unocal’s “shelf” registrations were withdrawn.
      In October 2005, the company fully redeemed the Pure Resources 7.125 percent Senior Notes due 2011 for $395 million. On December 1, 2005, the company plans to exercise a par call redemption of the Texaco Capital Inc. 5.7 percent Notes due December 1, 2008, for $200 million.
      At the end of the third quarter 2005, Chevron had $4.9 billion in committed credit facilities with various major banks, which permitted the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on LIBOR or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2005.
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
      Chevron’s senior debt is rated AA by Standard and Poor’s Corporation and Aa2 by Moody’s Investors Service. The company’s senior debt of Texaco Capital Inc. is rated Aa3, the Union Oil of California bonds are rated A1 and the Pure Resources Inc. bond is rated A2 by Moody’s. These companies are wholly owned subsidiaries of Chevron. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s, and the company’s Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. All of these ratings denote high-quality, investment-grade securities.

      The company’s future debt level is dependent primarily on results of operations, the capital-spending program and cash that may be generated from asset dispositions. Further reductions from debt balances at September 30, 2005, are dependent upon many factors including management’s continuous assessment of debt as an appropriate component of the company’s overall capital structure. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements, and, during periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company believes that it has the flexibility to increase borrowings and/or modify capital spending plans to continue paying the common stock dividend and maintain the company’s high-quality debt ratings.
      Current Ratio — current assets divided by current liabilities. The current ratio was 1.4 at September 30, 2005, compared with 1.5 at December 31, 2004. The current ratio is adversely affected because the company’s inventories are valued on a LIFO basis. At year-end 2004, inventories were lower than replacement costs, based on average acquisition costs during the year, by approximately $3 billion. The company does not consider its inventory valuation methodology to affect liquidity.
      Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 19 percent at September 30, 2005, compared with 20 percent at year-end 2004 and 22 percent at September 30, 2004.
      Common Stock Repurchase Program The company announced a common stock repurchase program on March 31, 2004. Acquisitions of up to $5 billion will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. During the first nine months of 2005, 38.6 million shares were purchased in the open market at a cost of $2.2 billion. From the inception of the program in April 2004 through October 2005, the company had purchased approximately 84 million shares for $4.5 billion through October 2005.
      Pension Obligations At the end of 2004, the company estimated it would contribute $400 million to employee pension plans during 2005 (composed of $250 million for the U.S. plans and $150 million for the international plans). Through September 2005, $119 million was contributed (approximately $54 million to the U.S. plans). Estimated contributions for the full year continue to be $400 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
      Capital and exploratory expenditures Excluding the cost of the Unocal acquisition, total expenditures, including the company’s share of spending by affiliates, were $7.1 billion in the first nine months of 2005, compared with $5.7 billion in the corresponding 2004 period. The amounts included the company’s share of affiliate expenditures of $1.1 billion and $1.0 billion in the 2005 and 2004 periods, respectively. Expenditures for exploration and production projects in 2005 were about $5.5 billion, representing about 80 percent of the companywide total. About 70 percent of this upstream amount was for projects outside the United States, reflecting the company’s continued emphasis on international crude oil and natural gas production activities.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Millions of dollars)
United States
Upstream — Exploration and Production	$692	$434	$1,616	$1,330
Downstream — Refining, Marketing and Transportation	272	107	505	246
Chemicals	37	31	80	92
All Other	95	83	275	393

Total United States	1,096	655	2,476	2,061

International
Upstream — Exploration and Production	1,524	1,080	3,853	3,108
Downstream — Refining, Marketing and Transportation	280	165	761	476
Chemicals	9	7	24	15
All Other	8	—	25	2

Total International	1,821	1,252	4,663	3,601

Worldwide	$2,917	$1,907	$7,139	$5,662

Contingencies and Significant Litigation
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
      The company’s ultimate exposure related to these lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company does not use MTBE in the manufacture of gasoline in the United States.
      Income Taxes The U.S. federal income tax liabilities have been settled through 1996 for Chevron Corporation (formerly ChevronTexaco Corporation), 1997 for Chevron Global Energy Inc. (formerly Caltex Corporation), Unocal Corporation (Unocal), and Texaco Inc. (Texaco). The company’s California franchise tax liabilities have been settled through 1991 for Chevron, 1998 for Unocal and 1987 for Texaco.
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

Prior to the acquisition of Unocal, Chevron had no material changes to its guarantees reported at year-end 2004. Unocal-related guarantees are approximately $350 million, relating mainly to a construction completion guarantee for the debt financing of Unocal’s equity interest in the Baku-Tbilsi-Ceyhan (BTC) crude oil pipeline project. The pipeline is nearing completion and will transport crude oil from Baku, Azerbaijan, through Georgia to the Mediterranean port of Ceyhan, Turkey.
      Off-Balance-Sheet Obligations The Company and its subsidiaries have certain other contingent liabilities relating to long-term unconditional purchase obligations and commitments, throughput agreements, and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. As a result of the acquisition of Unocal, the company assumed additional obligations relating to noncancelable operating leases and unconditional purchase commitments that totaled approximately $1.1 billion at September 30, 2005.
      Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The indemnities cover certain contingent liabilities. The company would be required to perform should the indemnified liabilities become actual losses. Should that occur, the company could be required to make maximum future payments of $300 million. Through September 30, 2005, the company paid $38 million under these indemnities. The company expects to receive additional requests for indemnification payments in the future.
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
      Chevron’s environmental reserve as of September 30, 2005, was about $1.5 billion, an increase of approximately $450 million from year-end 2004. Included in this increase were Unocal-related liabilities, which related primarily to sites that had been divested or closed by Unocal prior to its acquisition by Chevron. These sites included, but were not limited to, former refineries, transportation and distribution facilities and service stations; former oil and gas fields and mining operations, as well as active mining operations.
      The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at September 30, 2005, had a recorded liability that was material to the company’s financial position, results of operations or liquidity.
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
      Global Operations Chevron and its affiliates conduct business activities in approximately 180 countries. Areas in which the company and its affiliates have significant operations or ownership interests include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Netherlands, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of the Congo, Angola, Nigeria, Chad, South Africa, Democratic Republic of the Congo, Indonesia, Bangladesh, the Philippines, Myanmar, Singapore, China, Thailand, Vietnam, Cambodia, Azerbaijan, Kazakhstan, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil affiliate operates in Kazakhstan. Through an affiliate, the company participates in the development of the Baku-Tbilsi-Ceyhan (BTC) pipeline through Azerbaijan, Georgia and Turkey. Also through an affiliate, the company has an interest in the Chad/Cameroon pipeline. The company’s Petrolera Ameriven affiliate operates the Hamaca project in Venezuela. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.
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
      The company has historically accounted for buy/sell transactions in the Consolidated Statement of Income the same as a monetary transaction. The SEC raised the issue as to whether the accounting for buy/sell contracts should be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). The company understands that others in the oil and gas industry may report buy/sell transactions on a net basis in the income statement rather than gross.
      The Emerging Issues Task Force (EITF) of the FASB began deliberating the topic as Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13) at its November 2004 meeting. At its September 2005 meeting, the EITF reached consensus that two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, should be combined and considered as a single arrangement for purposes of applying APB 29, when the transactions were entered into “in contemplation” of one another. EITF 04-13 was ratified by the FASB in September 2005, and the company will adopt this accounting on the April 1, 2006, effective date. The consensus will apply to new arrangements, or modifications or renewals of existing arrangements.
      While the issue was under deliberation, the SEC staff directed Chevron and other companies in its first quarter 2005 comment letters to disclose on the face of the income statement the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting.
      The amounts for buy/sell contracts shown on the company’s Consolidated Statement of Income, “Sales and other operating revenues” for the nine-month periods ending September 30, 2005 and 2004, included $17.9 billion and $13.5 billion, respectively. These revenue amounts associated with buy/sell contracts represented 13 percent and 12 percent of total “Sales and other operating revenues” in the 2005 and 2004 periods, respectively. Nearly all of these revenue amounts in each period associated with buy/sell contracts pertain to the company’s downstream segment. The costs associated with these buy/sell revenue amounts are included in “Purchased crude oil and products” on the Consolidated Statement of Income in each period.

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
      EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (Issue 04-6) In March 2005, the FASB ratified the earlier EITF consensus on Issue 04-6, which is effective for the company on January 1, 2006. Stripping costs are costs of removing overburden and other waste materials to access mineral deposits. The consensus calls for stripping costs incurred once a mine goes into production to be treated as variable production costs that should be considered a component of mineral inventory cost subject to ARB No. 43, “Restatement and Revision of Accounting Research Bulletins.” The company does not anticipate adoption of this accounting for its coal, oil sands and other mining operations will have a significant effect on the company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Information about market risks for the three months ended September 30, 2005, does not differ materially from that discussed under Item 7A of Chevron’s Annual Report on Form 10-K for 2004.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures
      Chevron Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2005, have concluded that as of September 30, 2005, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.
      (b) Changes in internal control over financial reporting
      During the quarter ended September 30, 2005, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
                  El Segundo Refinery — Air Quality Management District Notices of Violations
      The South Coast Air Quality Management District (AQMD) has issued several notices of violation to the Chevron Products Company, a division of Chevron U.S.A., Inc, alleging over 160 violations of the AQMD’s Rule 463, which regulates emissions from floating roof tanks, at the company’s El Segundo, California, Refinery. In August 2005, the AQMD contacted the company to ask that these violations be consolidated with a newly discovered matter involving alleged violations of the AQMD’s Rule 1173 concerning Leak Detection and Repair of components that emit volatile organic compounds. The company is in settlement discussions with the AQMD, which are expected to result in the payment of a civil penalty of $100,000 or more.
      Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

Jul. 1-Jul. 31, 2005	435,933	57.71	—	—
Aug. 1-Aug. 31, 2005	5,398,363	60.58	4,347,000	—
Sep. 1-Sep. 30, 2005	7,624,353	63.53	6,890,410	—

Total	13,458,649	62.16	11,237,410	(2)

(1)	Includes 423,693 common shares repurchased during the three-month period ended September 30, 2005, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s broad-based employee stock options, long-term incentive plans and former Unocal Corporation and Texaco Inc. stock option plans. Also includes 1,797,546 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended September 30, 2005.

(2)	On March 31, 2004, the company announced a common stock repurchase program. Acquisitions of up to $5 billion will be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through September 30, 2005, $4.4 billion had been expended to repurchase 80,959,000 shares since the common stock repurchase program began.

Item 5.	Other Information

Disclosure Regarding Nominating Committee Functions and Communications Between Security Holders and Boards of Directors
      No change.

Rule 10b5-1 Plan Elections
      No rule 10b5-1 plans were adopted by executive officers or directors for the period that ended on September 30, 2005.

Item 6.	Exhibits

Exhibit
Number	Description

(2.1)	Amendment No. 1 to Agreement and Plan of Merger dated as of July 19, 2005, by and among Unocal Corporation, Chevron Corporation and Blue Merger Sub Inc., filed as Annex A to Exhibit 20.1 to Chevron’s Current Report on Form 8-K dated July 25, 2005, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/ M.A. Humphrey

M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)
Date: November 3, 2005

EXHIBIT INDEX

Exhibit
Number	Description

(2.1)	Amendment No. 1 to Agreement and Plan of Merger dated as of July 19, 2005, by and among Unocal Corporation, Chevron Corporation and Blue Merger Sub Inc., filed as Annex A to Exhibit 20.1 to Chevron’s Current Report on Form 8-K dated July 25, 2005, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer

*	Filed herewith.
Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.