Form 10-Q
period 2006-03-31
CHEVRON CORP
filed 2006-05-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
      Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2006
Common stock, $.75 par value	2,216,537,259

INDEX

		Page
		No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2006, and 2005	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2006, and 2005	4
	Consolidated Balance Sheet at March 31, 2006, and December 31, 2005	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006, and 2005	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signature		39
Exhibits: Computation of Ratio of Earnings to Fixed Charges		41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45

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
      Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company’s net production or manufacturing facilities due to war, accidents, political events, civil unrest or severe weather; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental regulations and litigation (including, particularly, regulations and litigation dealing with gasoline composition and characteristics); potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 31 and 32 of the company’s Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars, except
	per-share amounts)
Revenues and Other Income
Sales and other operating revenues(1)(2)	$53,524	$40,490
Income from equity affiliates	983	889
Other income	117	228

Total Revenues and Other Income	54,624	41,607

Costs and Other Deductions
Purchased crude oil and products(2)	35,670	26,491
Operating expenses	3,047	2,469
Selling, general and administrative expenses	1,255	999
Exploration expenses	268	153
Depreciation, depletion and amortization	1,788	1,334
Taxes other than on income(1)	4,794	5,126
Interest and debt expense	134	107
Minority interests	26	21

Total Costs and Other Deductions	46,982	36,700

Income Before Income Tax Expense	7,642	4,907
Income Tax Expense	3,646	2,230

Net Income	$3,996	$2,677

Per Share of Common Stock:
Net Income
— Basic	$1.81	$1.28
— Diluted	$1.80	$1.28
Dividends	$0.45	$0.40
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,213,980	2,090,609
— Diluted	2,223,843	2,099,899

(1) Includes consumer excise taxes:	$2,115	$2,116
(2) Includes amounts in revenues for buy/sell contracts; associated costs are in “Purchased crude oil and products.” See Note 12 beginning on page 17:	$6,725	$5,375
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Net Income	$3,996	$2,677

Currency translation adjustment	28	(3)
Unrealized holding gain (loss) on securities	8	(33)
Net derivatives gain on hedge transactions:
Before income taxes	24	10
Income taxes	(5)	(2)
Reclassification to net income of net realized loss:
Before income taxes	37	—
Income taxes	(14)	—

Total	42	8
Minimum pension liability adjustment	(1)	1

Other Comprehensive Gain (Loss), net of tax	77	(27)

Comprehensive Income	$4,073	$2,650

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31	At December 31
	2006	2005

	(Millions of dollars, except
	per-share amounts)
ASSETS
Cash and cash equivalents	$10,703	$10,043
Marketable securities	1,061	1,101
Accounts and notes receivable, net	17,445	17,184
Inventories:
Crude oil and petroleum products	3,256	3,182
Chemicals	263	245
Materials, supplies and other	709	694

Total inventories	4,228	4,121
Prepaid expenses and other current assets	1,818	1,887

Total Current Assets	35,255	34,336
Long-term receivables, net	1,784	1,686
Investments and advances	17,361	17,057
Properties, plant and equipment, at cost	129,235	127,446
Less: accumulated depreciation, depletion and amortization	64,935	63,756

Properties, plant and equipment, net	64,300	63,690
Deferred charges and other assets	4,387	4,428
Goodwill	4,644	4,636

Total Assets	$127,731	$125,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$189	$739
Accounts payable	15,658	16,074
Accrued liabilities	3,360	3,690
Federal and other taxes on income	4,027	3,127
Other taxes payable	1,452	1,381

Total Current Liabilities	24,686	25,011
Long-term debt	11,626	11,807
Capital lease obligations	295	324
Deferred credits and other noncurrent obligations	10,350	10,507
Noncurrent deferred income taxes	11,712	11,262
Reserves for employee benefit plans	4,008	4,046
Minority interests	213	200

Total Liabilities	62,890	63,157

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at March 31, 2006, and December 31, 2005)	1,832	1,832
Capital in excess of par value	13,927	13,894
Retained earnings	58,733	55,738
Notes receivable — key employees	(3)	(3)
Accumulated other comprehensive loss	(352)	(429)
Deferred compensation and benefit plan trust	(474)	(486)
Treasury stock, at cost (226,139,321 and 209,989,910 shares at March 31, 2006, and December 31, 2005, respectively)	(8,822)	(7,870)

Total Stockholders’ Equity	64,841	62,676

Total Liabilities and Stockholders’ Equity	$127,731	$125,833

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Operating Activities
Net income	$3,996	$2,677
Adjustments
Depreciation, depletion and amortization	1,788	1,334
Dry hole expense	99	60
Distributions less than income from equity affiliates	(48)	(210)
Net before-tax loss (gains) on asset retirements and sales	40	(144)
Net foreign currency effects	115	10
Deferred income tax provision	344	175
Net increase in operating working capital	(332)	(338)
Minority interest in net income	26	21
Increase in long-term receivables	(92)	(4)
Decrease in other deferred charges	112	73
Cash contributions to employee pension plans	(104)	(63)
Other	(174)	149

Net Cash Provided by Operating Activities	5,770	3,740

Investing Activities
Capital expenditures	(2,567)	(1,304)
Proceeds from asset sales	54	297
Net sales of marketable securities	33	287
Repayment of loans by equity affiliates	12	37

Net Cash Used for Investing Activities	(2,468)	(683)

Financing Activities
Net payments of short-term obligations	(507)	(72)
Repayments of long-term debt and other financing obligations	(219)	(12)
Cash dividends	(996)	(836)
Dividends paid to minority interests	(13)	(26)
Net purchases of treasury shares	(956)	(568)
Redemption of preferred stock of subsidiary	—	(140)

Net Cash Used For Financing Activities	(2,691)	(1,654)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	49	(7)

Net Change in Cash and Cash Equivalents	660	1,396
Cash and Cash Equivalents at January 1	10,043	9,291

Cash and Cash Equivalents at March 31	$10,703	$10,687

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements
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
      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2005 Annual Report on Form 10-K.
      The results for the three-month period ended March 31, 2006 are not necessarily indicative of future financial results.

Note 2.	Acquisition of Unocal Corporation
      On August 10, 2005, the company acquired Unocal Corporation, an independent oil and gas exploration and production company. Unocal’s principal upstream operations are in North America and Asia, including the Caspian region. Also located in Asia are Unocal’s geothermal energy and electrical power businesses. Other activities include ownership interests in proprietary and common carrier pipelines, natural gas storage facilities and mining operations.
      The aggregate purchase price of Unocal was $17.3 billion. A third-party appraisal firm was engaged to assist the company in the process of determining the fair values of Unocal’s tangible and intangible assets. The company expects this valuation process will be completed and the final appraisal report issued during the second quarter 2006. Upon completion of the final allocation of the purchase price and final determination of the tax bases for all assets and liabilities acquired, the calculation of the associated deferred income tax balances will also be completed.
      The acquisition was accounted for under the rules of Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations.” The following table summarizes the preliminary allocation of the purchase price to Unocal’s assets and liabilities:

At August 1, 2005

(Millions of dollars)
Current assets	$3,531
Investments and long-term receivables	1,647
Properties	17,225
Goodwill	4,728
Other assets	2,042

Total assets acquired	29,173

Current liabilities	(2,348)
Long-term debt and capital leases	(2,392)
Deferred income taxes	(3,663)
Other liabilities	(3,482)

Total liabilities assumed	(11,885)

Net assets acquired	$17,288

      The $4.7 billion of goodwill, which represents benefits of the acquisition that are additional to the fair values of the other net assets acquired, is assigned to the upstream segment. The goodwill is not deductible for tax purposes. The goodwill balance will be tested periodically for impairment according to the requirements of FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Information Relating to the Statement of Cash Flows
      The “Net increase in operating working capital” was composed of the following operating changes:

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Increase in accounts and notes receivable	$(330)	$(1,294)
Increase in inventories	(108)	(113)
Decrease (increase) in prepaid expenses and other current assets	60	(181)
(Decrease) increase in accounts payable and accrued liabilities	(850)	620
Increase in income and other taxes payable	896	630

Net increase in operating working capital	$(332)	$(338)

      In accordance with the cash-flow classification requirements of FAS 123R, “Share-Based Payment,” the “Net increase in operating working capital” includes a reduction of $3 million for excess income tax benefits associated with stock options exercised during the first quarter 2006, which is offset by an equal amount in “Net purchases of treasury shares.” Refer to Note 9 beginning on page 14 for additional information related to the company’s adoption of FAS 123R, “Share-Based Payment.”
      “Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Interest on debt (net of capitalized interest)	$164	$125
Income taxes	2,428	1,520
      The “Net sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Marketable securities purchased	$(180)	$(250)
Marketable securities sold	213	537

Net sales of marketable securities	$33	$287

      The “Net purchases of treasury shares” represents the cost of common shares acquired in the open market less the cost of shares issued for share-based compensation plans. Open-market purchases totaled $1 billion and $0.7 billion in the 2006 and 2005 periods, respectively. Purchases in the 2006 first quarter were under the company’s stock repurchase program initiated in December 2005. The 2005 purchases related to a program that began in April 2004 and was completed in November 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table:

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Additions to properties, plant and equipment	$2,329	$1,202
Additions to investments	211	75
Current year dry hole expenditures	59	42
Payments for other liabilities and assets, net	(32)	(15)

Capital expenditures	2,567	1,304
Other exploration expenditures	169	93
Assets acquired through capital lease obligations	1	—

Capital and exploratory expenditures, excluding equity affiliates	2,737	1,397
Share of expenditures by equity affiliates	311	293

Capital and exploratory expenditures, including equity affiliates	$3,048	$1,690

Note 4.	Operating Segments and Geographic Data
      Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. For this purpose, the investments are grouped as follows: upstream, downstream, chemicals and all other. The first three of these groupings represent the company’s “reportable segments” and “operating segments” as defined in FAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
      The segments are separately managed for investment purposes under a structure that includes “segment managers” who report to the company’s “chief operating decision maker” (CODM) (terms as defined in FAS 131). The CODM is the company’s Executive Committee, a committee of senior officers that includes the chief executive officer, and that in turn reports to the Board of Directors of Chevron Corporation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by operating segment for the three-month periods ended March 31, 2006 and 2005, is presented in the following table:
Segment Income

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Upstream
United States	$1,214	$767
International	2,244	1,612

Total Upstream	3,458	2,379

Downstream
United States	210	58
International	370	351

Total Downstream	580	409

Chemicals
United States	134	129
International	19	8

Total Chemicals	153	137

Total Segment Income	4,191	2,925

All Other
Interest Expense	(93)	(75)
Interest Income	82	54
Other	(184)	(227)

Net Income	$3,996	$2,677

      Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, the company’s investment in Dynegy, mining operations of coal and other minerals,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at March 31, 2006, and December 31, 2005 follow:
Segment Assets

	At March 31	At December 31
	2006	2005

	(Millions of dollars)
Upstream
United States	$18,689	$19,006
International	47,363	46,501
Goodwill	4,644	4,636

Total Upstream	70,696	70,143

Downstream
United States	12,686	12,273
International	22,782	22,294

Total Downstream	35,468	34,567

Chemicals
United States	2,530	2,452
International	750	727

Total Chemicals	3,280	3,179

Total Segment Assets	109,444	107,889

All Other
United States	9,152	9,234
International	9,135	8,710

Total All Other	18,287	17,944

Total Assets — United States	43,057	42,965
Total Assets — International	80,030	78,232
Goodwill	4,644	4,636

Total Assets	$127,731	$125,833

      Segment Sales and Other Operating Revenues Upstream segment revenues are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations of coal and other minerals, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operating-segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2006 and 2005, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices.
Sales and Other Operating Revenues

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Upstream
United States	$7,378	$4,327
International	7,417	4,729

Sub-total	14,795	9,056
Intersegment Elimination — United States	(2,283)	(1,816)
Intersegment Elimination — International	(3,900)	(2,860)

Total Upstream	8,612	4,380

Downstream
United States	20,755	16,608
International	23,926	19,143

Sub-total	44,681	35,751
Intersegment Elimination — United States	(175)	(44)
Intersegment Elimination — International	(40)	(9)

Total Downstream	44,466	35,698

Chemicals
United States	145	143
International	247	217

Sub-total	392	360
Intersegment Elimination — United States	(55)	(52)
Intersegment Elimination — International	(38)	(32)

Total Chemicals	299	276

All Other
United States	258	213
International	13	20

Sub-total	271	233
Intersegment Elimination — United States	(120)	(94)
Intersegment Elimination — International	(4)	(3)

Total All Other	147	136

Sales and Other Operating Revenues
United States	28,536	21,291
International	31,603	24,109

Sub-total	60,139	45,400
Intersegment Elimination — United States	(2,633)	(2,006)
Intersegment Elimination — International	(3,982)	(2,904)

Total Sales and Other Operating Revenues*	$53,524	$40,490

*	Includes buy/sell contracts of $6,725 and $5,375 in the 2006 and 2005 periods, respectively. Substantially all of the amounts in each period related to the downstream segment. Refer to Note 12 beginning on page 17 for a discussion on the company’s accounting for buy/sell contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Restructuring and Reorganization
      In connection with the Unocal acquisition, the company implemented a restructuring and reorganization program as part of the effort to capture the synergies of the combined companies. The program is expected to be substantially completed by the end of 2006 and is aimed at eliminating redundant operations, consolidating offices and facilities and sharing common services and functions.
      As part of the restructuring and reorganization, approximately 600 employee positions were identified for elimination. Most of the positions are in the United States and relate primarily to corporate and upstream executive and administrative functions. By the end of the first quarter 2006, approximately 350 of these employees had been terminated.
      In connection with this restructuring and reorganization, an accrual of $106 million was established as part of the purchase accounting for the Unocal acquisition. Activity in the first quarter 2006 for this accrual is shown in the table below. The balance at March 31, 2006, was classified as a current liability on the Consolidated Balance Sheet. Adjustments to the accrual may occur in future periods as the implementation plans are finalized and estimates are refined.

Amounts before tax

(Millions of dollars)
Balance at January 1, 2006	$44
Adjustments	(3)
Payments	(5)

Balance at March 31, 2006	$36

      Shown in the table below is the activity during the first quarter 2006 for the company’s liability related to various other reorganizations and restructurings across several businesses and corporate departments. The balance at March 31, 2006, was categorized as a current accrued liability on the Consolidated Balance Sheet.

Amounts before tax

(Millions of dollars)
Balance at January 1, 2006	$47
Adjustments	2
Payments	(11)

Balance at March 31, 2006	$38

Note 6. Summarized Financial Data — Chevron U.S.A. Inc.
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

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Sales and other operating revenues	$38,552	$29,143
Costs and other deductions	36,810	28,422
Net income	1,280	575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31	At December 31
	2006	2005

	(Millions of dollars)
Current assets	$29,150	$27,878
Other assets	21,015	20,611
Current liabilities	22,919	20,286
Other liabilities	10,629	12,897

Net equity	$16,617	$15,306

Memo: Total debt	$6,028	$8,353

Note 7.	Summarized Financial Data — Chevron Transport Corporation
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

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Sales and other operating revenues	$179	$189
Costs and other deductions	149	104
Net income	24	75

	At March 31	At December 31
	2006	2005

	(Millions of dollars)
Current assets	$314	$358
Other assets	336	283
Current liabilities	96	119
Other liabilities	247	243

Net equity	$307	$279

      There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2006.

Note 8.	Income Taxes
      Taxes on income for the first quarter 2006 were $3.6 billion, compared with $2.2 billion for the comparable period in 2005. The associated effective tax rates were 48 percent and 45 percent for 2006 and 2005, respectively. The primary reason for the higher rate in 2006 was that proportionally more income was earned in 2006 than in 2005 in countries with high tax rates.

Note 9.	Stock Options and Other Share-Based Compensation
      Effective July 1, 2005, the company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123R, “Share-Based Payment,”(FAS 123R) for its share-based compensation plans. The company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(APB 25) and related interpretations and disclosure requirements established by FAS 123, “Accounting for Stock-Based Compensation.”
      The company adopted FAS 123R using the modified prospective method and accordingly, results for prior periods were not restated. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair-value recognition provisions of FAS 123 to stock options, stock appreciation rights, performance units and restricted stock units for periods prior to adoption of FAS 123R.

Three Months Ended
March 31
2005

(Millions of dollars
except per-share
amounts)
Net income, as reported	$2,677
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for awards, net of related tax effects	(16)

Pro forma net income	$2,667

Net income per share:
Basic — as reported	$1.28
Basic — pro forma	$1.27
Diluted — as reported	$1.28
Diluted — pro forma	$1.27
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

Note 10.	Employee Benefits
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
      The company also sponsors other postretirement plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. For retiree medical coverage in the company’s main U.S. plan, the increase to the company contributions is limited to no more than 4 percent each year, effective at retirement. Certain life insurance benefits are paid by the company and annual contributions are based on actual plan experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic benefit costs for 2006 and 2005 were:

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Pension Benefits
United States
Service cost	$58	$45
Interest cost	113	91
Expected return on plan assets	(136)	(103)
Amortization of prior-service costs	12	11
Recognized actuarial losses	46	40
Settlement losses	17	23

Total United States	110	107

International
Service cost	25	23
Interest cost	53	54
Expected return on plan assets	(53)	(56)
Amortization of prior-service costs	3	4
Recognized actuarial losses	16	14

Total International	44	39

Net Periodic Pension Benefit Costs	$154	$146

Other Benefits*
Service cost	$10	$7
Interest cost	44	39
Amortization of prior-service costs	(23)	(22)
Recognized actuarial losses	27	23

Net Periodic Other Benefit Costs	$58	$47

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.
      At year end 2005, the company estimated it would contribute $300 million and $200 million to its U.S. and international pension plans, respectively, during 2006. Through March 31, 2006, a total of $104 million was contributed, including approximately $60 million to the U.S. plans. Estimated contributions for the full year continue to be $500 million, but actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
      During the first quarter 2006, the company contributed $55 million to its other postretirement benefit plans. The company anticipates contributing an additional $165 million in 2006.

Note 11.	Accounting for Suspended Exploratory Wells
      The company accounts for the cost of exploratory wells in accordance with FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs,” which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
suspended wells at March 31, 2006, was approximately $1.2 billion, an increase of about $100 million from year-end 2005 due mainly to drilling activity in the United States. For the category of exploratory well costs at year-end 2005 that were suspended more than one year, a total of $20 million was expensed in the first quarter 2006.

Note 12.	Accounting for Buy/ Sell Contracts
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
      The company has historically accounted for buy/sell transactions in the Consolidated Statement of Income the same as a monetary transaction — purchases are reported as “Purchased crude oil and products”; sales are reported as “Sales and other operating revenues.” The SEC raised the issue as to whether the accounting for buy/sell contracts should be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). The company understands that others in the oil and gas industry may report buy/sell transactions on a net basis in the income statement rather than gross.
      The Emerging Issues Task Force (EITF) of the FASB began deliberating the topic as Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). At its September 2005 meeting, the EITF reached consensus that two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, should be combined and considered as a single arrangement for purposes of applying APB 29, when the transactions were entered into “in contemplation” of one another. EITF 04-13 was ratified by the FASB in September 2005 and is effective for new arrangements, or modifications or renewals of existing arrangements, entered into on or after April 1, 2006, which is also the effective date for the company’s adoption of this standard. The company plans to report the net effect of all its buy/sell transactions, including transactions related to arrangements in effect on the implementation date, on its Consolidated Statement of Income as “Purchased crude oil and products” beginning in the second quarter 2006. Additionally, as the standard will be adopted prospectively, the company plans to continue to report the amount prior to second quarter 2006 for buy/sell contracts shown in “Sales and other operating revenues” as a footnote on the company’s Consolidated Statement of Income for comparative purposes.
      While the issue was under deliberation by the EITF, the SEC staff directed Chevron and other companies to disclose on the face of the income statement the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting. The amounts for buy/sell contracts shown on the company’s Consolidated Statement of Income, “Sales and other operating revenues” for the three-month periods ending March 31, 2006 and 2005, included $6.7 billion and $5.4 billion, respectively. These revenue amounts associated with buy/sell contracts represented 13 percent of total “Sales and other operating revenues” in the 2006 and 2005 periods. Nearly all of these revenue amounts in each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period associated with buy/sell contracts pertain to the company’s downstream segment. The costs associated with these buy/sell revenue amounts are included in “Purchased crude oil and products” on the Consolidated Statement of Income in each period.

Note 13.	Litigation
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

Note 14.	Other Contingencies and Commitments
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
      Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make maximum future payments up to $300 million. Through March 31, 2006, the company paid $38 million under these indemnities and expects to make additional indemnification payments in the future.
      The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interests in the joint ventures. In general, the environmental conditions or events that are subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these indemnities must have arisen prior to December 2001. Claims relating to Equilon indemnities must be asserted either as early as February 2007, or no later than February 2009, and claims relating to Motiva must be asserted no later than February 2012. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. The company has not recorded any liabilities for possible claims under these indemnities. The company posts no assets as collateral and has made no payments under these indemnities.
      The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.
      In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets of Unocal’s 76 Products Company business that existed prior to its sale in 1997. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments by the company; however, the purchaser shares certain costs under this indemnity up to an aggregate cap of $200 million. Claims relating to these indemnities must be asserted by April 2022. Through March 31, 2006, approximately $115 million had been applied to the cap, which includes payments made by either Unocal or Chevron totaling $83 million.
      Minority Interests The company has commitments of $213 million related to minority interests in subsidiary companies.
      Environmental The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining operations, whether operating, closed or divested. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.
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
      Global Operations Chevron and its affiliates conduct business activities in approximately 180 countries. Areas in which the company and its affiliates have significant operations or ownership interests include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Netherlands, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of the Congo, Angola, Nigeria, Chad, South Africa, Democratic Republic of the Congo, Indonesia, Bangladesh, the Philippines, Myanmar, Singapore, China, Thailand, Vietnam, Cambodia, Azerbaijan, Kazakhstan, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil (TCO) affiliate operates in Kazakhstan. Through an affiliate, the company participates in the development of the Baku-Tbilisi-Ceyhan (BTC) pipeline through Azerbaijan, Georgia and Turkey. Also through an affiliate, the company has an interest in the Chad/ Cameroon pipeline. The company’s Petrolera Ameriven affiliate operates the Hamaca project in Venezuela. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by host governments to increase public or governmental ownership of the company’s partially or wholly owned businesses or assets or to impose additional taxes or royalties on the company’s operations or both.
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
First Quarter 2006 Compared with First Quarter 2005

Key Financial Results
Income by Business Segments

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Income by Business Segment
Upstream — Exploration and Production
United States	$1,214	$767
International	2,244	1,612

Total Upstream	3,458	2,379

Downstream — Refining, Marketing and Transportation
United States	210	58
International	370	351

Total Downstream	580	409

Chemicals	153	137

Total Segment Income	4,191	2,925
All Other	(195)	(248)

Net Income*	$3,996	$2,677

*Includes foreign currency effects	$(108)	$(21)
      Net income for the 2006 first quarter was $4 billion ($1.80 per share — diluted), compared with $2.7 billion ($1.28 per share — diluted) in the corresponding 2005 period. In the following discussions, the term “earnings” is defined as segment income.
      Upstream earnings in the first quarter 2006 were $3.5 billion, compared with $2.4 billion in the year-ago period. Results for the current period benefited mainly from higher average prices for crude oil and natural gas. Also contributing to the improvement was a nearly 10 percent increase in net oil-equivalent production to 2.6 million barrels per day, reflecting production added through the acquisition of Unocal Corporation in August 2005.
      Downstream earnings were $580 million in the first quarter 2006, up $171 million from a year earlier. The increase was associated mainly with higher average margins for refined products and improved refinery operations. Crude oil inputs to the company’s refineries in the 2006 first quarter were up 8 percent worldwide and 10 percent in the United States.
      Chemicals segment income was up 12 percent from the 2005 first quarter to $153 million, due mainly to improved margins for commodity chemicals and additives for fuels and lubricating oils.
      Refer to pages 25 - 27 for additional discussion of earnings by business segment for the first quarter 2006 vs. the same period in 2005.

Business Environment and Outlook
      Chevron’s current and future earnings depend largely on the profitability of its upstream (exploration and production) and downstream (refining, marketing and transportation) business segments. The single biggest factor that affects the results of operations for both segments is the movement in the price of crude oil. In the downstream business, crude oil is the largest cost component of refined products. The overall trend in earnings is typically less affected by results from the company’s chemical business and other activities and investments. Earnings for the company in any period may also be influenced by events or transactions that are infrequent and/or unusual in nature.
      The company’s long-term competitive position, particularly given the capital-intensive and commodity-based nature of the industry, is closely associated with the company’s ability to invest in projects that provide adequate financial returns and to manage operating expenses effectively. Creating and maintaining an inventory of investment projects depends on many factors, including obtaining rights to explore for crude oil and natural gas, developing and producing hydrocarbons in promising areas, drilling successfully, bringing long-lead-time capital-intensive projects to completion on budget and on schedule, and operating mature upstream properties efficiently and profitably.
      The company also continuously evaluates opportunities to dispose of assets that are not key to providing sufficient long-term value, or to acquire assets or operations complementary to its asset base to help augment the company’s growth. Asset disposition and restructuring may occur in future periods and could result in significant gains or losses.
      In August 2005, the company acquired Unocal Corporation (Unocal), an independent oil and gas exploration and production company, for an aggregate purchase price of $17.3 billion. The integration of the former Unocal operations into Chevron’s business activities is substantially complete. Refer to Note 2 on page 7 for additional discussion of the Unocal acquisition.
      Comments related to the trend in earnings for the company’s major business areas are as follows:
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
      During 2005, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged about $57 per barrel. Prices continued an upward trend in the first quarter 2006, and remained at higher levels than the corresponding period in 2005. In the first quarter 2006, WTI averaged $63 per barrel, compared with about $50 per barrel in the year-ago period. The average price for WTI during April 2006 was $69 per barrel. The rise in crude oil prices reflects, among other things, a heightened level of geopolitical uncertainty in some areas of the world, strong worldwide demand, and supply concerns in key producing regions, including production in the Gulf of Mexico that remains partially shut in from hurricanes Katrina and Rita in 2005.
      As was the case in 2005, the differential in prices between high-quality, light-sweet crude oils, such as the U.S. benchmark WTI, and the heavier crudes was wide during the first quarter 2006. Chevron produces heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone (between Saudi Arabia and Kuwait), Venezuela (including volumes under an operating service agreement) and certain fields in Angola, China and the United Kingdom North Sea. The price for heavier crudes has been dampened because of ample supply, together with lower relative demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (i.e., motor gasoline, jet fuel, aviation gasoline and diesel fuel). The price for higher-quality light oil, in comparison, has remained high, as the demand for light products, which can be manufactured by any refinery from light oil, has been strong worldwide.
      U.S. benchmark prices for Henry Hub natural gas averaged $7.80 per thousand cubic feet (MCF) in the first quarter 2006, compared with about $6.30 for the corresponding 2005 period. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. Natural gas prices in the United States are also typically higher during the winter period, when demand for heating is greatest.
      In contrast to the United States, certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances for natural gas, typically resulting in significantly lower average sales prices for the company’s production. (Refer to page 30 for the company’s average natural gas prices for the U.S. and international regions.) Additionally, excess supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of the lack of infrastructure and the difficulties in transporting natural gas.
      To help address this regional imbalance between supply and demand for natural gas, Chevron is planning increased investments in long-term projects in areas of excess supply to install infrastructure to produce and liquefy natural gas for transport by tanker, along with investments and commitments to regasify the product in markets where demand is strong and supplies are not as plentiful. Due to the significance of the overall investment in these long-term projects, the natural gas sales prices in the areas of excess supply (before the natural gas is transferred to a company-owned or third-party processing facility) are expected to remain well below sales prices for natural gas that is produced much nearer to areas of high demand and that can be transported in existing natural gas pipeline networks (as in the United States).
      Besides the impact of the fluctuation in price for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including changes in the company’s crude oil and natural gas production levels, changes in tax rates, and the company’s ability to find or acquire and efficiently produce crude oil and natural gas reserves. Most of the company’s overall capital investment is in its upstream businesses, particularly outside the United States. Investments in upstream projects generally are made well in advance of the start of the associated crude oil and natural gas production.
      In 2005, the Venezuelan government stipulated that Chevron’s existing Boscan and LL-652 operating service agreements be converted to an Empresa Mixta (EM), or a joint stock contractual structure, with Petróleos de Venezuela, S.A. (PDVSA) as majority shareholder. In March 2006, Chevron signed a memorandum of understanding agreement with PDVSA and continues to negotiate the format of the final EM structure. Also in March, Venezuela’s tax agency proposed an oil-tax reform that would increase the future tax rate for all extra-heavy crude projects in the Orinoco Belt, including the company’s interest in the operations at Hamaca. The company settled a tax claim during March in which the main issue was the tax rate in effect on activities under operating service agreements that are outside the Orinoco Belt. The financial implications of the final EM structure and the proposed tax increase are uncertain but are not expected to have a material effect on the company’s consolidated financial position or liquidity.
      The level of oil-equivalent production in future periods is uncertain, in part due to quotas that may be imposed by OPEC, the price effect on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, the potential for local civil unrest and changing geopolitics that could cause production disruptions, severe weather, and production-restoration efforts that continue in the Gulf of Mexico following damages to infrastructure caused by hurricanes in 2005.
      Approximately 25 percent of the company’s net oil-equivalent production in the first quarter 2006, including volumes from oil sands in Canada and production under an operating service agreement in Venezuela, occurred in the OPEC-member countries of Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. Although the company’s production level during the first quarter 2006 was not constrained in these areas by OPEC quotas, future production could be affected by OPEC-imposed limitations. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production.
      In certain onshore areas of Nigeria, approximately 30,000 barrels per day of the company’s net production capacity remains shut in because of civil unrest and damages to facilities that occurred in 2003. The company has adopted a phased plan to restore this capacity as conditions permit.

      Production offline in the Gulf of Mexico due to last year’s hurricanes continues to be restored. In the first quarter 2006, net oil-equivalent production was about 200,000 barrels per day, up more than 20 percent from the fourth quarter 2005. Production for the full-year 2006 is also expected to average 200,000 barrels per day, as the restoration of additional volumes will be essentially offset by normal field declines occurring elsewhere in the region.
      Refer also to the Results of Operations on pages 25 - 26 for additional discussion of U.S. and international production trends.
      Downstream Earnings for the downstream segment are closely tied to global and regional supply and demand for refined products and the associated effects on industry refining and marketing margins. The company’s core marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia and sub-Saharan Africa. Earnings improved during the first quarter 2006, mainly the result of higher average margins for refined products and improved operations at the company’s refineries. Industry margins in the future may be volatile, due primarily to changes in the price of crude oil used for refinery feedstock, disruptions at refineries resulting from maintenance programs and mishaps and levels of inventory and demand for refined products.
      Other influences on the company’s profitability in this segment include the operating efficiencies and expenses of the refinery network, including the effects of any downtime due to planned and unplanned maintenance or severe weather, refinery upgrade projects and operating incidents. The level of operating expenses for the downstream segment can also be affected by the volatility of charter expenses for the company’s shipping operations, which are driven by the industry’s demand for crude-oil and product tankers. Other factors affecting the company’s downstream profitability that are beyond the company’s control include the general level of inflation and energy costs to operate the refinery network.
      Refer also to the Results of Operations on page 26 for additional discussion of downstream earnings.
      Chemicals Earnings in the petrochemical business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Additionally, feedstock and fuel costs, which tend to follow crude oil and natural gas price movements, influence earnings in this segment.
      Refer also to the Results of Operations on page 27 for additional discussion of chemical earnings.

Operating Developments
      Noteworthy operating developments and events in recent months included the following:

•	Canada — Acquisition of five heavy oil leases in the Athabasca region of northern Alberta. The leases comprise approximately 75,000 acres and contain significant volumes of oil that can be recovered through horizontal wells and steam injection.

•	Thailand — Signing of two petroleum exploration concessions in the Gulf of Thailand. One exploration block is in the proximity of Chevron’s Tantawan and Plamuk fields. The company will retain a 71 percent interest and be the operator of this block and will have a 16 percent nonoperated interest in the other.

•	Vietnam — Signing of a 30-year production-sharing contract with Vietnam Oil and Gas Corporation for Block 122 offshore eastern Vietnam. The company will hold a 50 percent interest and has a 3-year work program for seismic acquisition and drilling of an exploratory well.

•	Australia — Award of exploration rights to a block of acreage in the Carnarvon Basin, offshore Western Australia. The block is adjacent to the Chevron-led Gorgon Project. Chevron will be the operator of the block and holds a 50 percent interest.

•	Norway — Award of exploration rights to six blocks in the 19th Norwegian Licensing Round. The 40 percent-owned blocks are located in the Nordkapp East Basin in the Norwegian Barents Sea.

•	India — Acquisition in late April of a 5 percent interest in Reliance Petroleum Limited, a company formed by Reliance Industries Limited to construct, own and operate a refinery in Jamnagar, India. The new refinery will be the world’s sixth largest, designed for a crude oil processing capacity of 580,000 barrels per day. Chevron has signed two memoranda of understanding with Reliance Industries to jointly pursue other downstream and upstream business opportunities. If discussions pursuant to the memoranda of understanding lead to definitive agreements, Chevron may increase its equity stake in Reliance Petroleum to 29 percent. If Chevron and Reliance Industries do not enter into definitive agreements by the date that is three months after the later of the commissioning of the proposed refinery or three years from the acquisition of the initial shares, Chevron will sell back to Reliance Industries the Reliance Petroleum shares it initially acquired.

Results of Operations
      Business Segments The following section presents the results of operations for the company’s business segments — upstream, downstream and chemicals — as well as for “all other” — the departments and companies managed at the corporate level. (Refer to Note 4 beginning on page 9 for a discussion of the company’s “reportable segments,” as defined in FAS 131, “Disclosures about Segments of an Enterprise and Related Information.”)

Upstream

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
U.S. Upstream Income	$1,214	$767

      U.S. upstream income of $1.2 billion increased $447 million from the first quarter 2005. Higher prices for crude oil and natural gas increased earnings by approximately $550 million between periods. A 4 percent increase in oil-equivalent production also contributed to the earnings improvement. Partially offsetting these benefits were higher operating expenses, including costs associated with the repair and restoration of facilities that were damaged last year by hurricanes in the Gulf of Mexico.
      The average liquids realization in 2006 was $53.45 per barrel, up from $38.68. The average natural gas realization was $7.46 per thousand cubic feet, compared with $5.76 in the 2005 quarter.
      Net oil-equivalent production of 750,000 barrels per day in the 2006 quarter was 31,000 higher than a year ago. An increase in volumes associated with the former Unocal properties was partially offset by the effects of normal field declines and production that was offline due to the hurricane damages. The net liquids component of oil-equivalent production was relatively flat at 453,000 barrels per day in 2006. Net natural gas production of 1.8 billion cubic feet per day was up 11 percent.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
International Upstream Income*	$2,244	$1,612

*Includes foreign currency effects	$(123)	$(18)
      International upstream income of $2.2 billion in the first quarter 2006 increased $632 million from a year earlier, mainly as a result of an approximate $650 million benefit from higher prices for crude oil and natural gas. A 12 percent increase in oil-equivalent production also contributed to the earnings improvement. Partially offsetting these benefits were higher expenses, which included settlement of a tax claim in Venezuela and write-offs associated with the Hebron project offshore eastern Canada, after activities there were suspended. Foreign currency effects decreased earnings by $123 million in the first quarter 2006 vs. $18 million a year earlier. The currency impact in 2006 was due mainly to the strengthening of the currency in Thailand against the U.S. dollar.
      The average liquids realization for the first quarter 2006 was $55.13 per barrel, an increase of 36 percent from $40.42 in the 2005 period. The average natural gas realization in 2006 was $3.78 per thousand cubic feet, up from $2.95 in the first quarter last year.
      Net oil-equivalent production, including volumes from oil sands in Canada and an operating service agreement in Venezuela, increased 12 percent to 1.9 million barrels per day in the first quarter 2006. Higher production as a result of the Unocal acquisition was partially offset by reduced output due to equipment repairs at facilities in Kazakhstan, lower cost-recovery volumes under certain production-sharing agreements and the effects of storms in Australia. The net liquids component of oil-equivalent production increased 2 percent between periods to 1.4 million barrels per day. Net natural gas production of 3.2 billion cubic feet per day in the first quarter 2006 increased 47 percent from the year-ago period.

Downstream

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
U.S. Downstream Income	$210	$58

      U.S. downstream earnings of $210 million increased $152 million from the 2005 first quarter, primarily as a result of improved refinery utilization and higher refined-product margins. Earnings in the 2005 period were significantly affected by both planned and unplanned refinery downtime.
      Crude oil inputs of 939,000 barrels per day to the company’s refineries were up about 10 percent between periods. Refined-product sales increased 5 percent to 1,534,000 barrels per day. Branded gasoline sales increased 2 percent from last year’s quarter to 595,000 barrels per day, mainly reflecting the continued growth of the Texaco brand.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
International Downstream Income*	$370	$351

*Includes foreign currency effects	$9	$12
      International downstream income of $370 million increased approximately 5 percent from the first quarter 2005. The increase resulted mainly from improved margins for refined products in most of the company’s operating areas.
      The company’s share of refinery crude-oil inputs of 1,079,000 barrels per day was up about 6 percent between periods. Total refined-product sales volumes of 2,332,000 barrels per day in the 2006 quarter were about the same as last year.

Chemicals

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Income*	$153	$137

*Includes foreign currency effects	$(6)	$(1)
      Chemical operations earned $153 million in the first quarter 2006, compared with $137 million in the 2005 period. Improved results were due to higher margins for olefins and polyolefins at the 50 percent-owned Chevron Phillips Chemical Company LLC affiliate and higher margins for additives sold by the company’s Oronite subsidiary for use in fuels and lubricating oils.

All Other

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Net Charges*	$(195)	$(248)

*Includes foreign currency effects	$12	$(14)
      All Other consists of the company’s interest in Dynegy, mining operations of coal and other minerals, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
      Net charges were $195 million in the first quarter 2006, compared with $248 million in the corresponding 2005 period. The decrease in net charges was primarily associated with reduced Dynegy losses and favorable foreign currency effects.

Consolidated Statement of Income
      Explanations are provided below of variations between periods for certain income statement categories:

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Sales and other operating revenues	$53,524	$40,490

      Sales and other operating revenues in the 2006 first quarter increased mainly on higher prices for crude oil, natural gas and refined products, as well as the inclusion of revenues related to former-Unocal operations.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Income from equity affiliates	$983	$889

      Improved results for the company’s Hamaca (Venezuela), Escravos gas-to-liquids (Nigeria), Tengizchevroil (Kazakhstan) affiliates and reduced losses from Dynegy were partially offset by lower earnings from the company’s downstream affiliates in the Asia-Pacific area.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Other income	$117	$228

      Other income in 2006 decreased due to foreign currency effects and the absence of net gains from the sale of a Canadian upstream equity investment in 2005. These effects were partially offset by higher interest income in the current period.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Purchased crude oil and products	$35,670	$26,491

      The increase in crude oil and product purchases in the 2006 period was primarily the result of higher prices for crude oil, natural gas and refined products, as well as to the inclusion of Unocal-related amounts.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Operating, selling, general and administrative expenses	$4,302	$3,468

      Operating, selling, general and administrative expenses in the first quarter 2006 increased 24 percent from the year-ago period. Higher amounts in 2006 included former-Unocal operations, and, for heritage-Chevron operations, higher costs for transportation, fuel and labor; uninsured costs associated with the storms in the Gulf of Mexico last year; and higher costs for environmental remediation.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Exploration expense	$268	$153

      Exploration expenses in 2006 increased mainly due to the inclusion of expenses for the former Unocal operations and higher amounts for well write-offs associated with heritage-Chevron properties.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Depreciation, depletion and amortization	$1,788	$1,334

      The increase in 2006 was mainly the result of Unocal-related depreciation and depletion.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Taxes other than on income	$4,794	$5,126

      Taxes other than on income decreased due to lower sales volumes subject to duties in the company’s European downstream operations.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Interest and debt expense	$134	$107

      Interest and debt expense in 2006 increased primarily due to the inclusion of debt assumed with the Unocal acquisition and higher average interest rates for variable-rate debt.

	Three Months Ended
	March 31

	2006	2005

	(Millions of dollars)
Income tax expense	$3,646	$2,230

      Effective income tax rates for the 2006 and 2005 first quarters were 48 percent and 45 percent, respectively. The primary reason for the higher rate in 2006 was that proportionally more income was earned in 2006 than in 2005 in countries with high tax rates.

Information Relating to the Company’s Investment in Dynegy
      At March 31, 2006, Chevron owned an approximate 24 percent equity interest in the common stock of Dynegy Inc. (Dynegy), a provider of electricity to markets and customers throughout the United States. The company also held an investment in Dynegy preferred stock.
      Investment in Dynegy Common Stock At March 31, 2006, the carrying value of the company’s investment in Dynegy common stock was $307 million. This amount was about $200 million below the company’s proportionate interest in Dynegy’s underlying net assets. This difference is primarily the result of write-downs of the investment in 2002 for declines in the market value of the common shares below the company’s carrying value that were determined to be other than temporary. The difference had been assigned to the extent practicable to specific Dynegy assets and liabilities, based upon the company’s analysis of the various factors associated with the decline in value of the Dynegy shares. The company’s equity share of Dynegy’s reported earnings is adjusted quarterly when appropriate to recognize a portion of the difference between these allocated values and Dynegy’s historical book values. The market value of the company’s investment in Dynegy’s common stock at March 31, 2006, was $465 million.
      Investment in Dynegy Preferred Stock At March 31, 2006, the company held $400 million face value of Dynegy Series C preferred stock with a stated maturity of 2033. The stock is accounted for at its fair value, which was estimated to be $375 million at March 31, 2006. Temporary changes in the estimated fair value of the preferred stock are reported in “Other Comprehensive Income.” However, if in any future period a decline in fair value is deemed to be other than temporary, a charge against income in the period would be recorded. Dividends received from the preferred stock are recorded to income in the period received.

Selected Operating Data
      The following table presents a comparison of selected operating data:
Selected Operating Data(1)(2)

	Three Months Ended
	March 31

	2006	2005

U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	453	452
Net Natural Gas Production (MMCFPD)(3)	1,782	1,600
Net Oil-Equivalent Production (MBOEPD)	750	719
Sales of Natural Gas (MMCFPD)	6,961	4,919
Sales of Natural Gas Liquids (MBPD)	111	172
Revenue from Net Production
Liquids ($/Bbl.)	$53.45	$38.68
Natural Gas ($/MCF)	$7.46	$5.76
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,228	1,195
Net Natural Gas Production (MMCFPD)(3)	3,165	2,155
Net Oil-Equivalent Production (MBOEPD)(4)	1,894	1,692
Sales of Natural Gas (MMCFPD)	3,093	2,057
Sales of Natural Gas Liquids (MBPD)	109	114
Revenue from Liftings
Liquids ($/Bbl.)	$55.13	$40.42
Natural Gas ($/MCF)	$3.78	$2.95
U.S. and International Upstream
Total Net Oil-Equivalent Production, including Other Produced Volumes (MBOEPD)(3)(4)	2,644	2,411
U.S. Downstream
Gasoline Sales (MBPD)(5)	735	698
Other Refined Products Sales (MBPD)	799	764

Total(6)	1,534	1,462
Refinery Input (MBPD)	939	855
Average Refined Product Sales Price ($/Bbl.)	$73.45	$56.97
International Downstream
Gasoline Sales (MBPD)(5)	533	548
Other Refined Products Sales (MBPD)	1,248	1,223
Share of Affiliate Sales (MBPD)	551	560

Total(6)	2,332	2,331
Refinery Input (MBPD)	1,079	1,014
Average Refined Product Sales Price ($/Bbl.)	$77.34	$59.18

(1) Includes company share of equity affiliates.
(2)  MBPD — Thousands of barrels per day; MMCFPD — Millions of cubic feet per day; Bbl. — Barrel; MCF —
   Thousands of cubic feet; Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — Thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed on lease (MMCFPD):
United States	29	52
International	356	309
(4) Includes other produced volumes (MBPD):
Athabasca oil sands — net	26	26
Boscan Operating Service Agreement	112	112

Total	138	138

(5) Includes branded and unbranded gasoline.
(6) Includes volumes for buy/sell contracts (MBPD):
United States	106	86
International	98	138

Liquidity and Capital Resources
      Cash and cash equivalents and marketable securities totaled $11.8 billion at March 31, 2006, up from $11.1 billion at year-end 2005. Cash provided by operating activities was $5.8 billion in the first quarter 2006. Operating activities in the first quarter 2006 generated funds in excess of the requirements for the company’s capital and exploratory program, payment of dividends to stockholders, repayment of debt and repurchase of common stock.
      Dividends The company paid dividends of $996 million to common stockholders during the first quarter 2006. In April 2006, the company increased its quarterly stock dividend by 15.5 percent to 52 cents per share.
      Debt and Capital Lease and Minority Interest Obligations Chevron’s total debt and capital lease obligations were $12.1 billion at March 31, 2006. The company also had minority interest obligations of $213 million at March 31, 2006. In February 2006, the company retired Union Oil bonds at maturity for approximately $185 million.
      The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5 billion at March 31, 2006, down from $5.6 billion at December 31, 2005. Of these amounts, $4.9 billion was reclassified to long-term at both March 31, 2006, and December 31, 2005. At March 31, 2006, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to continually refinance its commercial paper, maintaining levels it believes appropriate and economic.
      At March 31, 2006, the company had $4.9 billion in committed credit facilities with various major banks, which permitted the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2006. In addition, the company has three existing effective “shelf” registrations on file with the Securities and Exchange Commission that together would permit additional registered debt offerings up to an aggregate $3.8 billion of debt securities.
      Chevron’s senior debt is rated AA by Standard and Poor’s Corporation and Aa2 by Moody’s Investors Service. The company’s senior debt of Texaco Capital Inc. is rated Aa2, and the Union Oil of California bonds are rated A1 by Moody’s. These companies are wholly owned subsidiaries of Chevron. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s, and the company’s Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. All of these ratings denote high-quality, investment-grade securities.
      The company’s future debt level is dependent primarily on results of operations, the capital-spending program and cash that may be generated from asset dispositions. Further reductions from debt balances at March 31, 2006, are dependent upon many factors including management’s continuous assessment of debt as an appropriate component of the company’s overall capital structure. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements, and, during periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company believes that it has the flexibility to increase borrowings and/or modify capital spending plans to continue paying the common stock dividend and maintain the company’s high-quality debt ratings.
      Common Stock Repurchase Program In December 2005, the company authorized the acquisition of up to $5 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. During the first quarter 2006, 17.4 million shares were purchased in the open market at a cost of $1 billion. From the inception of the program in December 2005 through April 2006, the company had purchased 22.1 million shares for approximately $1.3 billion.

      Current Ratio — current assets divided by current liabilities. The current ratio was 1.4 at March 31, 2006, unchanged from December 31, 2005. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At year-end 2005, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $4.8 billion. The company does not consider its inventory valuation methodology to affect liquidity.
      Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 16 percent at March 31, 2006, compared with 17 percent at year-end 2005.
      Pension Obligations At the end of 2005, the company estimated it would contribute $300 million and $200 million to its U.S. and international pension plans, respectively, during 2006. Through March 31, 2006, a total of $104 million was contributed, including approximately $60 million to the U.S. plans. Estimated contributions for the full year continue to be $500 million, but actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
      Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $3 billion in the first quarter 2006, compared with $1.7 billion in the corresponding 2005 period. The amounts in each period included approximately $300 million for the company’s share of equity-affiliate expenditures. Expenditures for exploration and production projects in 2006 were about $2.5 billion, representing 82 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended
	March 31

	2006	2005

United States
Upstream	$820	$386
Downstream	192	111
Chemicals	17	19
All Other	46	77

Total United States	1,075	593

International
Upstream	1,693	941
Downstream	272	148
Chemicals	6	7
All Other	2	1

Total International	1,973	1,097

Worldwide	$3,048	$1,690

Contingencies and Significant Litigation
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
      Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make maximum future payments up to $300 million. Through March 31, 2006, the company paid $38 million under these indemnities and expects to make additional indemnification payments in the future.
      The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interests in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims relating to Equilon indemnities must be asserted either as early as February 2007, or no later than February 2009, and claims relating to Motiva must be asserted no later than February 2012. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. The company has not recorded any liabilities for possible claims under these indemnities. The company posts no assets as collateral and has made no payments under these indemnities.
      The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.
      In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets of Unocal’s 76 Products Company business that existed prior to its sale in 1997. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments by the company; however, the purchaser shares certain costs under this indemnity up to an aggregate cap of $200 million. Claims relating to these indemnities must be asserted by April 2022. Through March 31, 2006, approximately $115 million had been applied to the cap, which includes payments made by either Unocal or Chevron totaling $83 million.
      Minority Interests The company has commitments of $213 million related to minority interests in subsidiary companies.
      Environmental The company is subject to loss contingencies pursuant to environmental laws and regulations that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining operations, whether operating, closed or divested. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.
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
      Global Operations Chevron and its affiliates conduct business activities in approximately 180 countries. Areas in which the company and its affiliates have significant operations or ownership interests include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Netherlands, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of the Congo, Angola, Nigeria, Chad, South Africa, Democratic Republic of the Congo, Indonesia, Bangladesh, the Philippines, Myanmar, Singapore, China, Thailand, Vietnam, Cambodia, Azerbaijan, Kazakhstan, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil (TCO) affiliate operates in Kazakhstan. Through an affiliate, the company participates in the development of the Baku-Tbilisi-Ceyhan (BTC) pipeline through Azerbaijan, Georgia and Turkey. Also through an affiliate, the company has an interest in the Chad/ Cameroon pipeline. The company’s Petrolera Ameriven affiliate operates the Hamaca project in Venezuela. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.
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
      The company has historically accounted for buy/sell transactions in the Consolidated Statement of Income the same as a monetary transaction — purchases are reported as “Purchased crude oil and products”; sales are reported as “Sales and other operating revenues.” The SEC raised the issue as to whether the accounting for buy/sell contracts should be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). The company understands that others in the oil and gas industry may report buy/sell transactions on a net basis in the income statement rather than gross.
      The Emerging Issues Task Force (EITF) of the FASB began deliberating the topic as Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). At its September 2005 meeting, the EITF reached consensus that two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, should be combined and considered as a single arrangement for purposes of applying APB 29, when the transactions were entered into “in contemplation” of one another. EITF 04-13 was ratified by the FASB in September 2005 and is effective for new arrangements, or modifications or renewals of existing arrangements, entered into on or after April 1, 2006, which is also the effective date for the company’s adoption of this standard. The company plans to report the net effect of all its buy/sell transactions, including transactions related to arrangements in effect on the implementation date, on its Consolidated Statement of Income as “Purchased crude oil and products”

beginning in the second quarter 2006. Additionally, as the standard will be adopted prospectively, the company plans to continue to report the amount prior to second quarter 2006 for buy/sell contracts shown in “Sales and other operating revenues” as a footnote on the company’s Consolidated Statement of Income for comparative purposes.
      While the issue was under deliberation by the EITF, the SEC staff directed Chevron and other companies to disclose on the face of the income statement the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting. The amounts for buy/sell contracts shown on the company’s Consolidated Statement of Income, “Sales and other operating revenues” for the three-month periods ending March 31, 2006 and 2005, included $6.7 billion and $5.4 billion, respectively. These revenue amounts associated with buy/sell contracts represented 13 percent of total “Sales and other operating revenues” in the 2006 and 2005 periods. Nearly all of these revenue amounts in each period associated with buy/sell contracts pertain to the company’s downstream segment. The costs associated with these buy/sell revenue amounts are included in “Purchased crude oil and products” on the Consolidated Statement of Income in each period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Information about market risks for the three months ended March 31, 2006, does not differ materially from that discussed under Item 7A of Chevron’s Annual Report on Form 10-K for 2005.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures
      Chevron Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2006, have concluded that as of March 31, 2006, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.
      (b) Changes in internal control over financial reporting
      During the quarter ended March 31, 2006, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
                  Union Oil Company of California Steelhead Platform — Alaska Oil and Gas Conservation Commission Notice of Violations
      In March 2006, Union Oil Company of California (Union Oil), a wholly owned subsidiary of the company, agreed to pay the Alaska Oil and Gas Conservation Commission (the Commission) a $400,000 civil penalty for violations of the Commission’s regulations governing safety valve systems. The violations occurred between December 2003 and March 2005 at a Union Oil platform located in Cook Inlet, Alaska.
Item 1A.     Risk Factors
      Chevron is a major fully integrated petroleum company with a diversified business portfolio, strong balance sheet, and history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
      Information about risk factors for the three months ended March 31, 2006, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s Annual Report on Form 10-K for 2005.
Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

Jan. 1-Jan. 31, 2006	3,568,224	59.59	3,050,000	—
Feb. 1-Feb. 28, 2006	4,664,875	57.43	4,560,000	—
Mar. 1-Mar. 31, 2006	9,911,655	56.80	9,806,000	—

Total	18,144,754	57.51	17,416,000	(2)

(1)	Includes 34,060 common shares repurchased during the three-month period ended March 31, 2006, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 694,694 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended March 31, 2006.

(2)	In December 2005, the company authorized common stock repurchases of up to $5 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through March 31, 2006, $1.1 billion had been expended to repurchase 19,153,000 shares since the common stock repurchase program began.

Item 5.	Other Information

Disclosure Regarding Nominating Committee Functions and Communications Between Security Holders and Boards of Directors
      No change.

Rule 10b5-1 Plan Elections
      No rule 10b5-1 plans were adopted by executive officers or directors for the period that ended on March 31, 2006.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request
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
(Principal Accounting Officer and
Duly Authorized Officer)
Date: May 4, 2006

EXHIBIT INDEX

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request
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