Form 10-Q
period 2006-06-30
CHEVRON CORP
filed 2006-08-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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
      Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2006
Common stock, $.75 par value	2,197,987,726

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2006, and 2005	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2006, and 2005	4
	Consolidated Balance Sheet at June 30, 2006, and December 31, 2005	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006, and 2005	6
	Notes to Consolidated Financial Statements	7-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signature		42
Exhibits: Computation of Ratio of Earnings to Fixed Charges		44
Rule 13a-14(a)/15d-14(a) Certifications		45-46
Section 1350 Certifications		47-48
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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
      Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; potential disruption or interruption of the company’s net production or manufacturing facilities due to war, accidents, political events, civil unrest or severe weather; potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; government-mandated sales, divestitures, recapitalizations or restrictions on scope of company operations; the effects of changed accounting standards under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 31 and 32 of the company’s 2005 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues(1)(2)	$52,153	$47,265	$105,677	$87,755
Income from equity affiliates	1,113	861	2,096	1,750
Other income	270	217	387	445

Total Revenues and Other Income	53,536	48,343	108,160	89,950

Costs and Other Deductions
Purchased crude oil and products(2)	32,747	31,130	68,417	57,621
Operating expenses	3,835	2,713	6,882	5,182
Selling, general and administrative expenses	1,207	1,152	2,462	2,151
Exploration expenses	265	139	533	292
Depreciation, depletion and amortization	1,807	1,320	3,595	2,654
Taxes other than on income(1)	5,153	5,311	9,947	10,437
Interest and debt expense	121	104	255	211
Minority interests	22	18	48	39

Total Costs and Other Deductions	45,157	41,887	92,139	78,587

Income Before Income Tax Expense	8,379	6,456	16,021	11,363
Income Tax Expense	4,026	2,772	7,672	5,002

Net Income	$4,353	$3,684	$8,349	$6,361

Per Share of Common Stock:
Net Income
— Basic	$1.98	$1.77	$3.79	$3.05
— Diluted	$1.97	$1.76	$3.77	$3.04
Dividends	$0.52	$0.45	$0.97	$0.85
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,196,134	2,077,743	2,205,008	2,084,141
— Diluted	2,206,009	2,085,763	2,214,877	2,092,792

(1) Includes excise, value-added and other similar taxes:	$2,416	$2,162	$4,531	$4,278
(2) Includes amounts in revenues for buy/sell contracts; associated costs are in “Purchased crude oil and products.” Refer to Note 15 on page 20:	$—	$5,962	$6,725	$11,337
Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Net Income	$4,353	$3,684	$8,349	$6,361

Currency translation adjustment	12	8	40	5
Unrealized holding (loss) gain on securities:
Net (loss) gain arising during period	(6)	24	2	(9)
Reclassification to net income of net realized gain	(105)	—	(105)	—

Total	(111)	24	(103)	(9)
Net derivatives loss on hedge transactions:
Before income taxes	(24)	(48)	—	(38)
Income taxes	8	16	3	14
Reclassification to net income of net realized loss:
Before income taxes	38	—	75	—
Income taxes	(12)	—	(26)	—

Total	10	(32)	52	(24)
Minimum pension liability adjustment	—	—	(1)	1

Other Comprehensive Loss, net of tax	(89)	—	(12)	(27)

Comprehensive Income	$4,264	$3,684	$8,337	$6,334

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30	At December 31
	2006	2005

	(Millions of dollars, except
	per-share amounts)
ASSETS
Cash and cash equivalents	$10,080	$10,043
Marketable securities	1,053	1,101
Accounts and notes receivable, net	18,370	17,184
Inventories:
Crude oil and petroleum products	3,806	3,182
Chemicals	258	245
Materials, supplies and other	768	694

Total inventories	4,832	4,121
Prepaid expenses and other current assets	2,219	1,887

Total Current Assets	36,554	34,336
Long-term receivables, net	2,318	1,686
Investments and advances	17,493	17,057
Properties, plant and equipment, at cost	132,098	127,446
Less: accumulated depreciation, depletion and amortization	66,498	63,756

Properties, plant and equipment, net	65,600	63,690
Deferred charges and other assets	4,518	4,428
Goodwill	4,700	4,636

Total Assets	$131,183	$125,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$49	$739
Accounts payable	17,068	16,074
Accrued liabilities	3,858	3,690
Federal and other taxes on income	4,404	3,127
Other taxes payable	1,433	1,381

Total Current Liabilities	26,812	25,011
Long-term debt	10,002	11,807
Capital lease obligations	298	324
Deferred credits and other noncurrent obligations	10,843	10,507
Noncurrent deferred income taxes	12,171	11,262
Reserves for employee benefit plans	3,920	4,046
Minority interests	231	200

Total Liabilities	64,277	63,157

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at June 30, 2006, and December 31, 2005)	1,832	1,832
Capital in excess of par value	14,056	13,894
Retained earnings	61,931	55,738
Notes receivable — key employees	(2)	(3)
Accumulated other comprehensive loss	(441)	(429)
Deferred compensation and benefit plan trust	(474)	(486)
Treasury stock, at cost (244,688,854 and 209,989,910 shares at June 30, 2006, and December 31, 2005, respectively)	(9,996)	(7,870)

Total Stockholders’ Equity	66,906	62,676

Total Liabilities and Stockholders’ Equity	$131,183	$125,833

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30

	2006	2005

	(Millions of dollars)
Operating Activities
Net income	$8,349	$6,361
Adjustments
Depreciation, depletion and amortization	3,595	2,654
Dry hole expense	201	81
Distributions less than income from equity affiliates	(475)	(529)
Net before-tax gains on asset retirements and sales	(3)	(110)
Net foreign currency effects	175	(20)
Deferred income tax provision	416	514
Net decrease (increase) in operating working capital	531	(610)
Minority interest in net income	48	39
Increase in long-term receivables	(621)	(25)
Decrease in other deferred charges	164	191
Cash contributions to employee pension plans	(183)	(93)
Other	(344)	161

Net Cash Provided by Operating Activities	11,853	8,614

Investing Activities
Capital expenditures	(6,226)	(3,132)
Proceeds from asset sales	471	593
Net sales of marketable securities	34	286
Repayment of loans by equity affiliates	53	47
Redemption of securities by equity affiliates	400	—

Net Cash Used for Investing Activities	(5,268)	(2,206)

Financing Activities
Net (payments) borrowings of short-term obligations	(523)	103
Repayments of long-term debt and other financing obligations	(1,860)	(110)
Cash dividends	(2,140)	(1,770)
Dividends paid to minority interests	(16)	(28)
Net purchases of treasury shares	(2,115)	(1,375)
Redemption of preferred stock of subsidiary	—	(140)
Proceeds from issuance of long-term debt	—	20

Net Cash Used For Financing Activities	(6,654)	(3,300)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	106	(82)

Net Change in Cash and Cash Equivalents	37	3,026
Cash and Cash Equivalents at January 1	10,043	9,291

Cash and Cash Equivalents at June 30	$10,080	$12,317

Refer to accompanying notes to consolidated financial statements.

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
      The results for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of future financial results.

Note 2.	Acquisition of Unocal Corporation
      On August 10, 2005, the company acquired Unocal Corporation, an independent oil and gas exploration and production company. Unocal’s principal upstream operations were in North America and Asia, including the Caspian region. Also located in Asia were Unocal’s geothermal energy and electrical power businesses. Other activities included ownership interests in proprietary and common carrier pipelines, natural gas storage facilities and mining operations.
      The aggregate purchase price of Unocal was $17.3 billion. A third-party appraisal firm was engaged to assist the company in the process of determining the fair values of Unocal’s tangible and intangible assets. This valuation process has been completed. The final allocation of the purchase price to other assets and liabilities acquired has also been completed.
      The acquisition was accounted for under the rules of Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations.” The following table summarizes the final allocation of the purchase price to Unocal’s assets and liabilities:

Millions of dollars

Current assets	$3,573
Investments and long-term receivables	1,695
Properties	17,285
Goodwill	4,820
Other assets	2,174

Total assets acquired	29,547

Current liabilities	(2,364)
Long-term debt and capital leases	(2,392)
Deferred income taxes	(4,009)
Other liabilities	(3,494)

Total liabilities assumed	(12,259)

Net assets acquired	$17,288

      The $4.8 billion of goodwill, which represents benefits of the acquisition that are additional to the fair values of the other net assets acquired, is assigned to the upstream segment. The goodwill is not deductible for tax purposes. The goodwill balance as of June 30, 2006, was reviewed for possible impairment according to the requirements of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and was determined not to be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Information Relating to the Statement of Cash Flows
      The “Net decrease (increase) in operating working capital” was composed of the following operating changes:

	Six Months Ended
	June 30

	2006	2005

	(Millions of dollars)
Increase in accounts and notes receivable	$(1,037)	$(2,476)
Increase in inventories	(712)	(370)
Decrease (increase) in prepaid expenses and other current assets	41	(52)
Increase in accounts payable and accrued liabilities	1,017	1,251
Increase in income and other taxes payable	1,222	1,037

Net decrease (increase) in operating working capital	$531	$(610)

      In accordance with the cash-flow classification requirements of FAS 123R, “Share-Based Payment,” the “Net decrease (increase) in operating working capital” includes a reduction of $32 million for excess income tax benefits associated with stock options exercised during the first-half 2006, which is offset by an equal amount in “Net purchases of treasury shares.” Refer to Note 9 beginning on page 14 for additional information related to the company’s adoption of FAS 123R, “Share-Based Payment.”
      Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended
	June 30

	2006	2005

	(Millions of dollars)
Interest on debt (net of capitalized interest)	$277	$210
Income taxes	6,183	3,533
      The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended
	June 30

	2006	2005

	(Millions of dollars)
Marketable securities purchased	$(482)	$(503)
Marketable securities sold	516	789

Net sales of marketable securities	$34	$286

      The “Net purchases of treasury shares” represents the cost of common shares acquired in the open market less the cost of shares issued for share-based compensation plans. Open-market purchases totaled $2.3 billion and $1.5 billion in the 2006 and 2005 periods, respectively. Purchases in the first half of 2006 were under the company’s stock repurchase program initiated in December 2005. The 2005 purchases related to a program that began in April 2004 and was completed in November 2005.
      In May 2006, the company’s investment in Dynegy Series C preferred stock was redeemed at its face value of $400 million. Upon redemption of the preferred stock, the company recorded a gain of $130 million, of which $105 million was reclassified from “Other Comprehensive Income.” The $130 million gain is included in the Consolidated Statement of Income as “Income from equity affiliates.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table:

	Six Months Ended
	June 30

	2006	2005

	(Millions of dollars)
Additions to properties, plant and equipment	$5,561	$2,926
Additions to investments	638	189
Current year dry hole expenditures	103	60
Payments for other liabilities and assets, net	(76)	(43)

Capital expenditures	6,226	3,132
Other exploration expenditures	332	211
Assets acquired through capital lease obligations	18	142

Capital and exploratory expenditures, excluding equity affiliates	6,576	3,485
Share of expenditures by equity affiliates	783	695

Capital and exploratory expenditures, including equity affiliates	$7,359	$4,180

Note 4.	Operating Segments and Geographic Data
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
      Segment managers for the reportable segments are directly accountable to and maintain regular contact with the company’s CODM for the monitoring of the segment’s operating activities and financial performance. The CODM approves annual capital and exploratory budgets at the reportable segment level, as well as reviews capital and exploratory funding for major projects and approves major changes to the annual capital and exploratory budgets. However, business-unit managers within the operating segments are directly responsible for decisions relating to project implementation and all other matters connected with daily operations. Company officers who are members of the Executive Committee also have individual management responsibilities and participate on other committees for purposes other than acting as the CODM.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by operating segment for the three- and six-month periods ended June 30, 2006 and 2005, is presented in the following table:
Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Upstream
United States	$901	$972	$2,115	$1,739
International	2,371	1,800	4,615	3,412

Total Upstream	3,272	2,772	6,730	5,151

Downstream
United States	554	398	764	456
International	444	578	814	929

Total Downstream	998	976	1,578	1,385

Chemicals
United States	70	63	204	192
International	24	21	43	29

Total Chemicals	94	84	247	221

Total Segment Income	4,364	3,832	8,555	6,757

All Other
Interest Expense	(83)	(73)	(176)	(148)
Interest Income	91	60	173	114
Other	(19)	(135)	(203)	(362)

Net Income	$4,353	$3,684	$8,349	$6,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, the company’s investment in Dynegy, mining operations of coal and other minerals, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at June 30, 2006, and December 31, 2005 follow:
Segment Assets

	At June 30	At December 31
	2006	2005

	(Millions of dollars)
Upstream
United States	$19,495	$19,006
International	49,107	46,501
Goodwill	4,700	4,636

Total Upstream	73,302	70,143

Downstream
United States	14,141	12,273
International	23,515	22,294

Total Downstream	37,656	34,567

Chemicals
United States	2,517	2,452
International	754	727

Total Chemicals	3,271	3,179

Total Segment Assets	114,229	107,889

All Other
United States	7,853	9,234
International	9,101	8,710

Total All Other	16,954	17,944

Total Assets — United States	44,006	42,965
Total Assets — International	82,477	78,232
Goodwill	4,700	4,636

Total Assets	$131,183	$125,833

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operating-segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2006 and 2005, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices.
Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Upstream
United States	$6,793	$5,237	$14,213	$9,564
International	8,436	5,399	15,886	10,128

Sub-total	15,229	10,636	30,099	19,692
Intersegment Elimination — United States	(2,539)	(2,052)	(4,864)	(3,868)
Intersegment Elimination — International	(4,312)	(3,051)	(8,245)	(5,911)

Total Upstream	8,378	5,533	16,990	9,913

Downstream
United States	19,433	19,573	40,146	36,181
International	23,972	21,739	47,865	40,882

Sub-total	43,405	41,312	88,011	77,063
Intersegment Elimination — United States	(127)	(48)	(260)	(92)
Intersegment Elimination — International	(9)	—	(16)	(9)

Total Downstream	43,269	41,264	87,735	76,962

Chemicals
United States	163	157	308	300
International	297	233	544	450

Sub-total	460	390	852	750
Intersegment Elimination — United States	(61)	(61)	(116)	(113)
Intersegment Elimination — International	(44)	(32)	(82)	(64)

Total Chemicals	355	297	654	573

All Other
United States	313	283	571	496
International	19	21	32	41

Sub-total	332	304	603	537
Intersegment Elimination — United States	(173)	(127)	(293)	(221)
Intersegment Elimination — International	(8)	(6)	(12)	(9)

Total All Other	151	171	298	307

Sales and Other Operating Revenues
United States	26,702	25,250	55,238	46,541
International	32,724	27,392	64,327	51,501

Sub-total	59,426	52,642	119,565	98,042
Intersegment Elimination — United States	(2,900)	(2,288)	(5,533)	(4,294)
Intersegment Elimination — International	(4,373)	(3,089)	(8,355)	(5,993)

Total Sales and Other Operating Revenues*	$52,153	$47,265	$105,677	$87,755

* Includes amounts in revenues for buy/sell contracts:	$—	$5,962	$6,725	$11,337

Substantially all of the amounts in each period related to the downstream segment. Refer to Note 15 on page 20 for a discussion on the company’s adoption of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”

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
      As part of the restructuring and reorganization, approximately 600 employees were eligible for severance payments. Most of the associated positions were in the United States and related primarily to corporate and upstream executive and administrative functions. By the end of the second quarter 2006, approximately 500 of these employees had been terminated.
      In connection with this restructuring and reorganization, an accrual of $106 million was established as part of the purchase accounting for the Unocal acquisition. Activity through first half of 2006 for this accrual is shown in the table below. The balance at June 30, 2006, was classified as a current liability on the Consolidated Balance Sheet.

Amounts before tax

(Millions of dollars)
Balance at January 1, 2006	$44
Adjustments	(3)
Payments	(12)

Balance at June 30, 2006	$29

      Shown in the table below is the activity during the first six months of 2006 for the company’s liability related to various other reorganizations and restructurings across several businesses and corporate departments. The balance at June 30, 2006, was categorized as a current accrued liability on the Consolidated Balance Sheet.

Amounts before tax

(Millions of dollars)
Balance at January 1, 2006	$47
Adjustments	(5)
Payments	(17)

Balance at June 30, 2006	$25

Note 6.	Summarized Financial Data — Chevron U.S.A. Inc.
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

	Six Months Ended
	June 30

	2006	2005

	(Millions of dollars)
Sales and other operating revenues	$76,188	$63,280
Costs and other deductions	72,582	60,710
Net income	2,430	1,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30	At December 31
	2006	2005

	(Millions of dollars)
Current assets	$28,750	$27,878
Other assets	21,618	20,611
Current liabilities	22,141	20,286
Other liabilities	10,561	12,897

Net equity	$17,666	$15,306

Memo: Total debt	$6,022	$8,353

Note 7.	Summarized Financial Data — Chevron Transport Corporation
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

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Sales and other operating revenues	$151	$143	$330	$332
Costs and other deductions	147	124	296	228
Net income	9	15	33	90

	At June 30	At December 31
	2006	2005

	(Millions of dollars)
Current assets	$330	$358
Other assets	335	283
Current liabilities	97	119
Other liabilities	252	243

Net equity	$316	$279

      There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2006.

Note 8.	Income Taxes
      Taxes on income for the second quarter and first half of 2006 were $4 billion and $7.7 billion, respectively, compared with $2.8 billion and $5.0 billion for the comparable periods in 2005. The associated effective tax rates for the second quarters of 2006 and 2005 were 48 percent and 43 percent, respectively. The primary reason for the higher tax rates in 2006 was that proportionally more income was earned in 2006 than in 2005 in countries with high tax rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended	Six Months Ended
	June 30	June 30
	2005	2005

	(Millions of dollars, except
	per-share amounts)
Net income, as reported	$3,684	$6,361
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	10
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for awards, net of related tax effects	(16)	(32)

Pro forma net income	$3,672	$6,339

Net income per share:
Basic — as reported	$1.77	$3.05
Basic — pro forma	$1.77	$3.04
Diluted — as reported	$1.76	$3.04
Diluted — pro forma	$1.76	$3.03
      During the second quarter of 2006, the company implemented the transition method of FASB Staff Position FAS 123R-3 (FSP FAS 123R-3), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for calculating the beginning balance of the pool of excess tax benefits related to employee compensation and determining the subsequent impact on the pool of employee awards that were fully vested and outstanding upon the adoption of FAS 123R. The company’s reported tax expense for the periods subsequent to the implementation of FAS 123R was not affected by this election.

Note 10.	Employee Benefits
      The company has defined benefit pension plans for many employees. The company typically pre-funds defined benefit plans as required by local regulations or in certain situations where pre-funding provides economic advantages. In the United States, this includes all qualified tax-exempt plans subject to the Employee Retirement Income Security Act of 1974 (ERISA) minimum funding standard. The company does not typically fund domestic nonqualified tax-exempt pension plans that are not subject to funding requirements under laws and regulations because contributions to these pension plans may be less economic and investment returns may be less attractive than the company’s other investment alternatives.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic benefit costs for 2006 and 2005 were:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Pension Benefits
United States
Service cost	$56	$46	$114	$91
Interest cost	113	92	226	183
Expected return on plan assets	(140)	(105)	(276)	(208)
Amortization of prior-service costs	11	11	23	22
Recognized actuarial losses	33	39	79	79
Settlement losses	4	29	21	52

Total United States	77	112	187	219

International
Service cost	24	19	49	42
Interest cost	50	44	103	98
Expected return on plan assets	(50)	(48)	(103)	(104)
Amortization of transitional liabilities	—	1	—	1
Amortization of prior-service costs	3	4	6	8
Recognized actuarial losses	17	11	33	25

Total International	44	31	88	70

Net Periodic Pension Benefit Costs	$121	$143	$275	$289

Other Benefits*
Service cost	$10	$7	$20	$14
Interest cost	43	39	87	78
Amortization of prior-service costs	(23)	(23)	(46)	(45)
Recognized actuarial losses	28	23	55	46

Net Periodic Other Benefit Costs	$58	$46	$116	$93

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.
      At the end of 2005, the company estimated it would contribute $300 million and $200 million to its U.S. and international pension plans, respectively, during 2006. Through June 30, 2006, a total of $183 million was contributed, including $92 million to the U.S. plans. Estimated contributions for the full year continue to be $500 million, but actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
      During the first half of 2006, the company contributed $104 million to its other postretirement benefit plans. The company anticipates contributing an additional $116 million during the remainder of 2006.
      In June 2006, the company announced changes to several of its U.S. pension and other postretirement benefit plans, primarily merging benefits under several Unocal plans into related Chevron plans. Under the pension plan combinations, former-Unocal employees who retire effective on or after July 1, 2006, will receive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retirement benefits under the applicable Chevron plan provisions, giving recognition to the employees’ Unocal pay and service history. Pension benefits under the Chevron plan will not be less than employees would have received under the Unocal retirement plan provisions. For the postretirement benefit plans, former Unocal employees who retire effective on or after July 1, 2006, will receive benefits under the company’s primary U.S. postretirement benefit plan. Unocal employees who retired prior to July 1, 2006, and are participating in the Unocal postretirement medical plan will be merged into the Chevron primary U.S. plan effective January 1, 2007. In addition, the company’s contributions for Medicare-eligible Unocal retirees under the Chevron plan will be increased in 2007 in conjunction with the merger of former-Unocal participants into the Chevron plan.
      Chevron’s U.S. plan obligations were remeasured using updated demographic data and assumptions as of July 1, 2006, to reflect the changes discussed above. This remeasurement reduced the accumulated postretirement benefit obligation by $105 million and had an insignificant impact on the pension projected benefit obligation as of July 1, 2006. The estimated impact on net periodic pension and other postretirement benefit costs for the remainder of 2006 was likewise insignificant.

Note 11.	Accounting for Suspended Exploratory Wells
      The company accounts for the cost of exploratory wells in accordance with FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs,” which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at June 30, 2006, was approximately $1.3 billion, an increase of about $180 million from year-end 2005 due mainly to drilling activity in the United States. For the category of exploratory well costs at year-end 2005 that were suspended more than one year, a total of $70 million was expensed in the first half of 2006.

Note 12.	Asset Retirement Obligations
      As of June 30, 2006, the company’s liability for asset retirement obligations calculated in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” was approximately $5.4 billion, compared with $4.3 billion at year-end 2005. The $1.1 billion increase included approximately $800 million associated with estimated costs to dismantle and abandon wells and facilities damaged by last year’s hurricanes in the Gulf of Mexico. The offset to the $800 million increase in the abandonment liability was recorded to operating expense, net of approximately $400 million recoverable under the company’s insurance policies. A reasonable estimate of the abandonment costs could be made in the second quarter 2006 after engineering and underwater site-survey studies were substantially completed. The total amount was significantly higher than abandonment costs previously recorded due to the extensive damage to the assets and the additional work that would be necessary for their proper dismantlement and abandonment.

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
      Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make maximum future payments up to $300 million. Through June 30, 2006, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.
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
      In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets of Unocal’s 76 Products Company business that existed prior to its sale in 1997. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments by the company; however, the purchaser shares certain costs under this indemnity up to an aggregate cap of $200 million. Claims relating to these indemnities must be asserted by April 2022. Through June 30, 2006, about $123 million had been applied to the cap. In addition, payments totaling $83 million have been made by either Unocal or Chevron that are not subject to the cap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Minority Interests The company has commitments of $231 million related to minority interests in subsidiary companies.
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
      Global Operations Chevron and its affiliates conduct business activities in approximately 180 countries. Areas in which the company and its affiliates have significant operations or ownership interests include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Netherlands, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of the Congo, Angola, Nigeria, Chad, South Africa, Democratic Republic of the Congo, Indonesia, Bangladesh, the Philippines, Myanmar, Singapore, China, Thailand, Vietnam, Cambodia, Azerbaijan, Kazakhstan, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil (TCO) affiliate operates in Kazakhstan. Through an affiliate, the company participates in the operation of the Baku-Tbilisi-Ceyhan (BTC) pipeline through Azerbaijan, Georgia and Turkey. Also through an affiliate, the company has an interest in the Chad/Cameroon pipeline. The company’s Petrolera Ameriven affiliate operates the Hamaca project in Venezuela. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (Issue 04-13). The company adopted the accounting prescribed by Issue 04-13 on a prospective basis from April 1, 2006. Issue 04-13 requires that two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, be combined and considered as a single arrangement for purposes of applying the provisions of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions are entered into “in contemplation” of one another. In prior periods, the company accounted for buy/sell transactions in the Consolidated Statement of Income the same as a monetary transaction — purchases were reported as “Purchased crude oil and products”; sales were reported as “Sales and other operating revenues.”
      With the company’s adoption of Issue 04-13, buy/sell transactions beginning in the second quarter 2006 are netted against each other on the Consolidated Statement of Income, with no effect on net income. Amounts associated with buy/sell transactions in periods prior to the second quarter 2006 are shown as a footnote to the Consolidated Statement of Income on page 3.
      EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (Issue 06-3). In June 2006, the FASB ratified the earlier EITF consensus on Issue 06-3, which will become effective for the company on January 1, 2007. The new accounting standard requires that a company disclose its policy for recording taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer. In addition, for any such taxes that are reported on a gross basis, a company is required to disclose the amounts of those taxes. The company’s policy in relation to Issue 06-3 is to present the relevant taxes on a gross basis. The associated amounts are shown as a footnote to the Consolidated Statement of Income on page 3.
      FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which will become effective for the company on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The company does not expect implementation of the standard will have a material effect on its results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Subsequent Event
      In July 2006, the United Kingdom enacted an increase in the corporation tax on oil and gas companies in the U.K. North Sea, which effectively increased the tax rate from 40 percent to 50 percent. The changes are effective from January 1, 2006. The company will record a one-time charge of approximately $200 million in the third quarter 2006 to adjust deferred tax balances as of the effective date and to recognize the effect of the incremental tax for the first half of 2006. The effect of the incremental tax rate on earnings in the second half of 2006 is estimated at $80 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter 2006 Compared with Second Quarter 2005
and First-Half 2006 Compared with First-Half 2005
     Key Financial Results
Income by Business Segments

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Income by Business Segment
Upstream — Exploration and Production
United States	$901	$972	$2,115	$1,739
International	2,371	1,800	4,615	3,412

Total Upstream	3,272	2,772	6,730	5,151

Downstream — Refining, Marketing and Transportation
United States	554	398	764	456
International	444	578	814	929

Total Downstream	998	976	1,578	1,385

Chemicals	94	84	247	221

Total Segment Income	4,364	3,832	8,555	6,757
All Other	(11)	(148)	(206)	(396)

Net Income*	$4,353	$3,684	$8,349	$6,361

* Includes foreign currency effects	$(56)	$54	$(164)	$33
      Net income for the 2006 second quarter was $4.4 billion ($1.97 per share  — diluted), compared with $3.7 billion ($1.76 per share — diluted) in the 2005 second quarter. Net income for the first six months of 2006 was $8.3 billion ($3.77 per share — diluted), vs. $6.4 billion ($3.04 per share — diluted) in the 2005 first half. In the following discussion, the term “earnings” is defined as segment income.
      Upstream earnings in the second quarter 2006 were $3.3 billion, compared with $2.8 billion in the year-ago period. Earnings for the first half of 2006 were $6.7 billion, vs. $5.2 billion a year earlier. Results for the quarterly and six-month periods benefited mainly from higher average prices for crude oil. Also contributing to the earnings improvement for the quarter and six months was a 10 percent increase in net oil-equivalent production from the comparative periods in 2005. The production increase was due to the acquisition of Unocal Corporation in August 2005. (Refer to Note 2 on page 7 for a discussion of the Unocal acquisition.)
      Downstream earnings were $1 billion in the second quarter 2006, up 2 percent from a year earlier. Six-month 2006 earnings were $1.6 billion, vs. $1.4 billion in the corresponding 2005 period. In both comparative periods, profits increased in the United States, but non-U.S. earnings were lower.
      Chemicals segment income was up 12 percent from the 2005 second quarter to $94 million. Earnings for the first half of 2006 were $247 million, up from $221 million a year earlier.
      Refer to pages 26 - 29 for additional discussion of earnings by business segment for the second quarter and first-half 2006.

Business Environment and Outlook
      Chevron’s current and future earnings depend largely on the profitability of its upstream (exploration and production) and downstream (refining, marketing and transportation) business segments. The single biggest factor that affects the results of operations for both segments is movement in the price of crude oil. In the downstream business, crude oil is the largest cost component of refined products. The overall trend in earnings is typically less affected by results from the company’s chemical business and other activities and investments. Earnings for the company in any period may also be influenced by events or transactions that are infrequent and/or unusual in nature. Chevron and the oil and gas industry at large are currently experiencing an increase in certain costs that exceeds the general trend of inflation in many areas of the world. This increase in cost also is affecting the level of the company’s capital expenditures, particularly in the upstream business.
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
      During 2005, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged $57 per barrel. Prices trended upward in the first half of 2006, with WTI averaging over $70 per barrel for the second quarter and $67 for the six months. The average price during July 2006 was $74 per barrel. The rise in crude oil prices reflects, among other things, a heightened level of geopolitical uncertainty in some areas of the world, strong worldwide demand, and supply concerns in key producing regions.
      During 2005 and the first-half 2006, a wide differential in price existed between high quality, light-sweet crude oils (such as the U.S. benchmark WTI) and heavier types of crude. The price for heavier crudes has been dampened because of ample supply and lower relative demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (i.e., motor gasoline, jet fuel, aviation gasoline and diesel fuel). The price for the higher-quality light oil, on the other hand, has remained high, as the demand for light products, which can be manufactured by any refinery from light oil, has been strong worldwide. Chevron produces heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone (between Saudi Arabia and Kuwait), Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 32 for the company’s average U.S. and international crude oil prices.)
      U.S. benchmark prices for Henry Hub natural gas averaged $6.90 per thousand cubic feet (MCF) in the first half of 2006, compared with about $6.70 for the corresponding 2005 period. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. Natural gas prices in the United States are also typically higher during the winter period, when demand for heating is greatest.
      In contrast to the United States, certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances for natural gas, typically resulting in significantly lower average sales prices for the company’s production. (Refer to page 32 for the company’s average natural gas prices for the U.S. and international regions.) Additionally, excess supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of the lack of infrastructure and the difficulties in transporting natural gas.
      To help address this regional imbalance between supply and demand for natural gas, Chevron is planning increased investments in long-term projects in areas of excess supply to install infrastructure to produce and liquefy natural gas for transport by tanker, along with investments and commitments to regasify the product in markets where demand is strong and supplies are not as plentiful. Due to the significance of the overall investment in these long-term projects, the natural gas sales prices in the areas of excess supply (before the natural gas is transferred to a company-owned or third-party processing facility) are expected to remain well below sales prices for natural gas that is produced much nearer to areas of high demand and can be transported in existing natural gas pipeline networks (as in the United States).
      Besides the impact of the fluctuation in price for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including changes in the company’s crude oil and natural gas production levels, changes in tax rates, the cost of goods and services, and the company’s ability to find or acquire and efficiently produce crude oil and natural gas reserves.
      With regard to the company’s level of net oil-equivalent production, approximately 25 percent of the company’s production in the first half of 2006, including volumes from oil sands in Canada and production under an operating service agreement in Venezuela, occurred in the OPEC-member countries of Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. Although the company’s production level during the first six months of 2006 was not constrained in these areas by OPEC quotas, future production could be affected by OPEC-imposed limitations.
      In 2005, the Venezuelan government stipulated that Chevron’s Boscan and LL-652 operating service agreements be converted to Empresas Mixtas (i.e., joint stock contractual structures), with Petróleos de Venezuela, S.A. (PDVSA) as majority shareholder. Chevron signed definitive agreements for the contract conversions in July 2006 and expects the two Empresa Mixta companies will be formed during the third quarter after several additional administrative activities are completed. Upon formation of the Empresa Mixta companies, Chevron will report its equity share of the Boscan and LL-652 production, which will be approximately 90,000 barrels per day less than what the company previously reported under the operating service agreements. The financial implications of the Empresa Mixta structure are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.
      In certain onshore areas of Nigeria, approximately 30,000 barrels per day of the company’s net production capacity remains shut in because of civil unrest and damages to facilities that occurred in 2003. The company has adopted a phased plan to restore this capacity as conditions permit.
      In the first-half 2006, the company’s worldwide oil-equivalent production averaged 2.66 million barrels per day, including the volumes produced from oil sands in Canada and the production associated with the operating service agreements in Venezuela. In the second half of 2006, the company expects daily production will average approximately 2.60 million barrels per day. This estimate for the last six months of the year includes the 90,000-barrel-per-day effect of the Empresa Mixta conversions in Venezuela, partially offset by production increases elsewhere in the portfolio. The estimate also includes the impact on production volumes associated with cost-recovery and variable-royalty provisions of certain contracts.
      Any estimate of future production is subject to many uncertainties, including quotas that may be imposed by OPEC, the price effect on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, and production disruptions that could be caused by severe weather, local civil unrest and changing geopolitics. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Most of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally are made well in advance of the start of the associated crude oil and natural gas production.
      Refer also to the Results of Operations on pages 26 - 27 for additional discussion of U.S. and international production trends.
      Downstream Earnings for the downstream segment are closely tied to global and regional supply and demand for refined products and the associated effects on industry refining and marketing margins. The company’s core marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia and sub-Saharan Africa. Earnings improved during the first half of 2006, mainly as the result of higher average margins for refined products and improved operations at the company’s refineries. Industry margins in the future may be volatile, due primarily to changes in the price of crude oil used for refinery feedstock, disruptions at refineries resulting from maintenance programs and mishaps, and levels of inventory and demand for refined products.
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
      Refer also to the Results of Operations on pages 27 - 28 for additional discussion of downstream earnings.
      Chemicals Earnings in the petrochemical business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Additionally, feedstock and fuel costs, which tend to follow crude oil and natural gas price movements, influence earnings in this segment.
      Refer also to the Results of Operations on page 28 for additional discussion of chemical earnings.

Operating Developments
      Noteworthy operating developments and events in recent months included the following:

•	Angola — Production of first crude oil from the offshore Lobito Field. The Benguela, Belize, Lobito and Tomboco fields form the 31 percent-owned and operated BBLT Development. As additional fields and wells are added over the next two years, BBLT’s maximum production is expected to reach approximately 200,000 barrels of oil per day.

•	United Kingdom — Production of first crude oil from the 85 percent-owned and operated Area C Project in the Captain Field. Eventual maximum production for the project is estimated at 15,000 barrels per day.

•	Azerbaijan — Participation in the first shipment of crude oil through the 8.9 percent-owned Baku-Tbilisi-Ceyhan (BTC) pipeline. The initial crude is being supplied by the Azerbaijan International Oil Company, in which Chevron has a 10.3 percent interest.

•	Brazil — Commitment to develop the 52 percent-owned and operated offshore Frade Field. Initial production is targeted by early 2009, with a maximum annual rate for the project estimated at 85,000 oil-equivalent barrels per day.

•	Nigeria — Discovery of crude oil in the 20 percent-owned offshore Oil Prospecting License 214.

•	Australia — Discovery of natural gas at the Chandon-1 exploration well offshore northwest Australia in the Greater Gorgon development area. Chevron’s interest in the property will be 50 percent.

•	Biofuels — Acquisition completed of a 22 percent interest in Galveston Bay Biodiesel L.P., which is building one of the first large-scale biodiesel plants in the United States. Chevron also entered into a partnership with the Georgia Institute of Technology to pursue advanced technology aimed at making cellulosic biofuels and hydrogen into viable transportation fuels.

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

Upstream

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
U.S. Upstream Income	$901	$972	$2,115	$1,739

      U.S. upstream income of $901 million decreased $71 million from the second quarter 2005. The decline was due mainly to about $300 million of charges in the 2006 period for additional uninsured costs associated with the dismantlement or repair of wells and facilities damaged by last year’s hurricanes in the Gulf of Mexico. Other operating expenses were also higher between periods. Second quarter 2006 earnings benefited approximately $370 million from higher prices for crude oil. A 4 percent increase in net oil-equivalent production also contributed to earnings in the period.
      Six-month earnings were $2.1 billion, compared with $1.7 billion a year earlier. Higher average prices for crude oil and natural gas increased earnings about $800 million between periods. Also benefiting earnings for the first-half 2006 was a 4 percent increase in oil-equivalent production. Partially offsetting these benefits were higher operating expenses, including hurricane-related charges.
      The average liquids realization in the second quarter was $60.07 per barrel, up from $44.07. For the comparable six-month periods, the average realization of $56.82 was up 37 percent from $41.44. The average natural gas realization for the second quarter 2006 was $5.89 per thousand cubic feet, compared with $6.31 in the 2005 quarter. Year-to-date, the average realization was $6.66 compared with $6.04 in 2005.
      Net oil-equivalent production was 768,000 barrels per day in the second quarter 2006 and 759,000 in the first half. Both periods were 4 percent higher than in 2005 due to volumes added from the former Unocal operations. This production increase was partially offset by the effects of normal field declines and production that was offline due to the hurricane damages. The net liquids component of oil-equivalent production was down 2 percent to 463,000 barrels per day for the quarter and relatively flat at 458,000 for the first half. Net natural gas production for the second quarter and first-half 2006 averaged 1.8 billion cubic feet per day, up 13 percent and 12 percent, respectively, from the year-ago periods.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
International Upstream Income*	$2,371	$1,800	$4,615	$3,412

* Includes foreign currency effects	$(96)	$57	$(219)	$39
      International upstream income of about $2.4 billion in the second quarter 2006 increased $571 million from the 2005 period. Higher prices for crude oil and natural gas benefited earnings approximately $740 million. Also contributing to the earnings improvement was a 13 percent increase in oil-equivalent production. Partially offsetting these effects were higher operating expenses. Foreign currency effects decreased earnings by $96 million in the second quarter 2006, compared with a benefit to earnings of $57 million in the year-ago period. This change between periods was primarily due to the strengthening of the currencies of the United Kingdom and Thailand against the U.S. dollar.
      For the six-month period, income was $4.6 billion, up $1.2 billion from the 2005 first half. An approximate benefit of $1.3 billion in the 2006 period was associated with higher prices for crude oil and natural gas. An increase in oil-equivalent production of 12 percent also contributed to earnings. Partially offsetting these benefits were charges in the first quarter for a settlement of a tax claim in Venezuela and write-offs associated with the Hebron project offshore eastern Canada. Operating expenses were also higher in the first-half 2006. Foreign currency effects reduced earnings $219 million in the 2006 period, vs. a $39 million benefit to earnings in 2005. This change between periods was again due to strengthening of the U.K. and Thailand currencies.
      The average liquids realization for the second quarter 2006 was $62.24 per barrel, an increase of 38 percent from $45.19 in the 2005 period. For the first half of 2006, the average realization was $58.60 compared with $42.81 for the six months of 2005. The average natural gas realization in the 2006 second quarter was $3.82 per thousand cubic feet, up from $3.01 in the second quarter last year. Between six-month periods, the average natural gas realization increased 27 percent to $3.80.
      Net oil-equivalent production, including volumes from oil sands in Canada and an operating service agreement in Venezuela, for both the second quarter and first-half 2006 was 1.9 million barrels per day, up 13 and 12 percent, respectively, from the corresponding periods in 2005 due to volumes associated with the Unocal acquisition. The second-quarter production increase was net of the effects of maintenance activities at the Athabasca oil sands project in Canada and the Captain Field in the United Kingdom and lower cost-oil recovery volumes in Indonesia. The six-month production increase was also offset by reduced output due to equipment repairs at facilities in Kazakhstan. The net liquids component of oil-equivalent production for both the quarter and first-half 2006 was 1.4 million barrels per day, an increase of 3 percent in both periods. Net natural gas production was 3.2 billion cubic feet per day for the 2006 quarter and six months, up 50 percent and 49 percent from the year-ago periods, respectively.

Downstream

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
U.S. Downstream Income	$554	$398	$764	$456

      U.S. downstream earnings of $554 million increased $156 million from the 2005 second quarter. For the first-half 2006, earnings were $764 million, compared with $456 million in the corresponding 2005 period. Earnings for both comparative periods increased primarily as a result of higher refined-product margins and improved refinery utilization.
      Crude oil inputs of 935,000 barrels per day to the company’s refineries were up about 3 percent in the 2006 second quarter. Crude oil inputs of 937,000 barrels per day in the first half increased about 6 percent from the corresponding period last year. Refined-product sales decreased 3 percent to 1,468,000 barrels per day in the 2006 second quarter due to a prospective accounting change effective April 1 related to certain purchase and sale contracts with the same counterparty. (Refer to the discussion of “New Accounting Standards” on page 37.) Previously, transactions for these contracts were reported as both a purchase and a sale. The new accounting requires the transactions to be netted. Excluding the impact of this new accounting standard, sales of refined products were about 2 percent higher in the 2006 quarter. On the same adjusted basis for the six-month periods, sales were approximately 3 percent higher in 2006. Branded gasoline sales increased 5 percent and 3 percent from last year’s second quarter and six-month periods, respectively.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
International Downstream Income*	$444	$578	$814	$929

* Includes foreign currency effects	$14	$12	$23	$24
      International downstream income of $444 million decreased $134 million from the second quarter 2005. Earnings for the six months of 2006 were $814 million, down $115 million from the 2005 first half. The decrease in both periods resulted from higher average income tax rates and increased operating expenses, which more than offset the benefit of higher refined-product margins and improved refinery utilization.
      The company’s share of refinery crude-oil inputs were 1,063,000 barrels per day for the second quarter 2006 and 1,073,000 for the six-month period. Volumes in each period were up about 6 percent from a year earlier. Total refined-product sales volumes were 2,100,000 barrels per day in the 2006 second quarter. After adjusting for the effect of the new accounting standard, refined product sales were approximately 4 percent lower in the 2006 quarter and lower by about 1 percent for the year-to-date period compared with the prior-year periods. The decrease in sales for the second quarter was primarily due to lower gasoline sales in Asia-Pacific and Europe and lower fuel oil sales.

Chemicals

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Income*	$94	$84	$247	$221

* Includes foreign currency effects	$(5)	$(1)	$(11)	$(2)
      Chemical operations earned $94 million in the second quarter 2006, compared with $84 million in the 2005 period. For the six months, earnings increased $26 million to $247 million. The earnings improvement in both periods was the result of higher margins for commodity chemicals at the 50 percent-owned Chevron Phillips Chemical Company LLC affiliate and improved margins also for additives sold by the company’s Oronite subsidiary for use in fuels and lubricating oils. Partially offsetting these benefits were higher average income tax rates between periods.

All Other

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Net Charges*	$(11)	$(148)	$(206)	$(396)

* Includes foreign currency effects	$31	$(14)	$43	$(28)
      All Other consists of the company’s interest in Dynegy, mining operations of coal and other minerals, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

      Net charges were $11 million in the second quarter 2006, compared with $148 million in the corresponding 2005 period. Net charges for the six months of 2006 were $206 million, vs. $396 million in 2005. The decrease in net charges in the second quarter and year-to-date periods was partly associated with improved Dynegy-related results, which included a gain on the redemption of the company’s investment in Dynegy preferred stock. The company also recorded a gain on the retirement of $1.5 billion of Unocal debt. Foreign currency effects also contributed to the reduction in net charges for both comparative periods.

Consolidated Statement of Income
      Explanations are provided below of variations between periods for certain income statement categories:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Sales and other operating revenues*	$52,153	$47,265	$105,677	$87,755

* Includes amount for buy/sell contracts	$—	$5,962	$6,725	$11,337
      Sales and other operating revenues in both periods increased mainly on higher prices for crude oil, and refined products, as well as the inclusion of revenues related to former-Unocal operations. Partially offsetting these effects in the 2006 second quarter was the impact of the accounting-standard change beginning April 1 for certain purchase and sale contracts with the same counterparty.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Income from equity affiliates	$1,113	$861	$2,096	$1,750

      The increase in income from equity affiliates in both periods reflected improved results for the company’s Tengizchevroil (Kazakhstan), Dynegy, CPChem, Hamaca (Venezuela), and Escravos gas-to-liquids (Nigeria) affiliates, which were partially offset by lower earnings from the company’s downstream affiliates in the Asia-Pacific area.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Other income	$270	$217	$387	$445

      Other income increased in the second quarter 2006 primarily due to a gain on the early retirement of Unocal debt and asset sales, partially offset by foreign currency effects. For the six-month period, other income decreased due to foreign currency effects and the absence of a net gain from the sale of a Canadian upstream equity investment in 2005, which were partially offset by higher interest income and the net gain on the early retirement of the Unocal debt.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Purchased crude oil and products	$32,747	$31,130	$68,417	$57,621

      The increase in crude oil and product purchases in the 2006 periods was primarily the result of higher prices for crude oil and refined products. Partially offsetting these effects in the 2006 second quarter was the impact of the accounting-standard change beginning April 1 for certain purchase and sale contracts with the same counterparty.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,042	$3,865	$9,344	$7,333

      Operating, selling, general and administrative expenses in the second quarter and first-half 2006 increased 30 percent and 27 percent, respectively, from the year-ago periods. Higher amounts in 2006 included former-Unocal operations, and, for heritage-Chevron operations, higher uninsured costs associated with the storms in the Gulf of Mexico last year and increased costs for labor, transportation and fuel.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Exploration expenses	$265	$139	$533	$292

      Exploration expenses in the 2006 periods increased mainly due to the inclusion of expenses for the former Unocal operations and higher amounts for well write-offs associated with heritage-Chevron properties.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Depreciation, depletion and amortization	$1,807	$1,320	$3,595	$2,654

      The increase in depreciation, depletion and amortization in both comparative periods was mainly attributable to the inclusion of Unocal-related amounts.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Taxes other than on income	$5,153	$5,311	$9,947	$10,437

      Taxes other than on income decreased in 2006 mainly due to lower sales volumes subject to duties in the company’s European downstream operations.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Interest and debt expense	$121	$104	$255	$211

      Interest and debt expense in 2006 increased primarily due to higher average interest rates for variable-rate debt and the interest on debt assumed with the Unocal acquisition.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Millions of dollars)
Income tax expense	$4,026	$2,772	$7,672	$5,002

      Effective income tax rates for the second quarters of 2006 and 2005 were 48 percent and 43 percent, respectively. For the year-to-date periods, the effective tax rates were 48 percent and 44 percent, respectively.

The primary reason for the higher tax rates in 2006 was that proportionally more income was earned in 2006 than in 2005 in countries with high tax rates.

Information Relating to the Company’s Investment in Dynegy
      At June 30, 2006, Chevron owned an approximate 20 percent equity interest in the common stock of Dynegy Inc. (Dynegy), a provider of electricity to markets and customers throughout the United States.
      Investment in Dynegy Common Stock At June 30, 2006, the carrying value of the company’s investment in Dynegy common stock was $263 million. This amount was about $170 million below the company’s proportionate interest in Dynegy’s underlying net assets. This difference is primarily the result of write-downs of the investment in 2002 for declines in the market value of the common shares below the company’s carrying value that were determined to be other than temporary. The difference had been assigned to the extent practicable to specific Dynegy assets and liabilities, based upon the company’s analysis of the various factors associated with the decline in value of the Dynegy shares. The company’s equity share of Dynegy’s reported earnings is adjusted quarterly when appropriate to recognize a portion of the difference between these allocated values and Dynegy’s historical book values. The market value of the company’s investment in Dynegy’s common stock at June 30, 2006, was $530 million.
      Investment in Dynegy Preferred Stock In May 2006, the company’s investment in Dynegy Series C preferred stock was redeemed at its face value of $400 million. Upon redemption of the preferred stock, the company recorded a gain of $130 million, of which $105 million was reclassified from “Other Comprehensive Income.”

Selected Operating Data
      The following table presents a comparison of selected operating data:
Selected Operating Data(1)(2)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	463	470	458	461
Net Natural Gas Production (MMCFPD)(3)(4)	1,832	1,621	1,807	1,611
Net Oil-Equivalent Production (MBOEPD)	768	740	759	729
Sales of Natural Gas (MMCFPD)	6,839	5,697	6,899	5,281
Sales of Natural Gas Liquids (MBPD)(4)	128	170	118	170
Revenue from Net Production
Liquids ($/Bbl.)	$60.07	$44.07	$56.82	$41.44
Natural Gas ($/MCF)	$5.89	$6.31	$6.66	$6.04
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,239	1,179	1,234	1,187
Net Natural Gas Production (MMCFPD)(3)(4)	3,234	2,151	3,199	2,153
Net Oil-Equivalent Production (MBOEPD)(5)	1,901	1,681	1,897	1,687
Sales of Natural Gas (MMCFPD)(4)	3,865	1,990	3,481	2,012
Sales of Natural Gas Liquids (MBPD)(4)	89	114	99	111
Revenue from Liftings
Liquids ($/Bbl.)	$62.24	$45.19	$58.60	$42.81
Natural Gas ($/MCF)	$3.82	$3.01	$3.80	$2.98
U.S. and International Upstream
Total Net Oil-Equivalent Production, including Other Produced Volumes (MBOEPD)(3)(5)	2,669	2,421	2,656	2,416
U.S. Downstream
Gasoline Sales (MBPD)(6)	700	714	717	706
Other Refined Products Sales (MBPD)	768	796	784	780

Total(7)	1,468	1,510	1,501	1,486
Refinery Input (MBPD)	935	912	937	884
International Downstream
Gasoline Sales (MBPD)(6)	466	566	499	557
Other Refined Products Sales (MBPD)	1,104	1,255	1,176	1,239
Share of Affiliate Sales (MBPD)	530	506	540	533

Total(7)	2,100	2,327	2,215	2,329
Refinery Input (MBPD)	1,063	1,007	1,073	1,010

(1) Includes company share of equity affiliates.
(2)  MBPD — Thousands of barrels per day; MMCFPD — Millions of cubic feet per day; Bbl. —    Barrel; MCF — Thousands of cubic feet; Oil-equivalent gas (OEG) conversion ratio is 6,000    cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — Thousands of barrels of oil-   equivalent per day.

(3) Includes natural gas consumed on lease (MMCFPD):
United States	58	58	44	55
International	411	325	383	317
(4) 2005 conformed to 2006 presentation.
(5) Includes other produced volumes (MBPD):
Athabasca oil sands — net	16	32	20	29
Boscan Operating Service Agreement	107	111	110	111

Total	123	143	130	140

(6) Includes branded and unbranded gasoline.
(7) Includes volumes for buy/sell contracts (MBPD):
United States	—	78	53	81
International	—	137	49	137

Liquidity and Capital Resources
      Cash and cash equivalents and marketable securities totaled $11.1 billion at June 30, 2006, unchanged from year-end 2005. Cash provided by operating activities was $11.9 billion in the first six months of 2006. Operating activities in the first half of 2006 generated funds for the company’s capital and exploratory program, payment of dividends to stockholders, repayment of debt and repurchase of common stock.
      Dividends The company paid dividends of $2.1 billion to common stockholders during the first six months of 2006.
      Debt and Capital Lease and Minority Interest Obligations Chevron’s total debt and capital lease obligations were $10.3 billion at June 30, 2006, vs. $12.9 billion at December 31, 2005. The company also had minority interest obligations of $231 million at June 30, 2006. In the second quarter of 2006, the company redeemed approximately $1.7 billion of Unocal debt and recognized a $92 million before-tax gain. In the first quarter of 2006, $185 million of Union Oil of California bonds were retired at maturity.
      The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.9 billion at June 30, 2006, down from $5.6 billion at December 31, 2005. Of these amounts, $4.9 billion was reclassified to long-term at both June 30, 2006, and December 31, 2005. At June 30, 2006, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis. The company’s practice has been to continually refinance its commercial paper, maintaining levels it believes appropriate and economic.
      At June 30, 2006, the company had $4.9 billion in committed credit facilities with various major banks, which permitted the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2006. In addition, the company has three existing effective “shelf” registrations on file with the Securities and Exchange Commission that together would permit additional registered debt offerings up to an aggregate $3.8 billion of debt securities.
      Chevron’s senior debt is rated AA by Standard and Poor’s Corporation and Aa2 by Moody’s Investors Service. The senior debt of Texaco Capital Inc. is rated Aa2, and the Union Oil of California bonds are rated A1 by Moody’s. These companies are wholly owned subsidiaries of Chevron. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s, and the company’s Canadian commercial paper is rated R-1 (middle) by Dominion Bond Rating Service. All of these ratings denote high-quality, investment-grade securities.
      The company’s future debt level is dependent primarily on results of operations, the capital-spending program and cash that may be generated from asset dispositions. Further reductions from debt balances at June 30, 2006, are dependent upon many factors including management’s continuous assessment of debt as an appropriate component of the company’s overall capital structure. The company believes it has substantial borrowing capacity to meet unanticipated cash requirements, and, during periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company believes that it has the flexibility to increase borrowings and/or modify capital spending plans to continue paying the common stock dividend and maintain the company’s high-quality debt ratings.
      Common Stock Repurchase Program In December 2005, the company authorized the acquisition of up to $5 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. During the second quarter 2006, 21.8 million shares were purchased in the open market at a cost of $1.3 billion. From the inception of the program in December 2005 through July 2006, the company had purchased 44.1 million shares for $2.6 billion. The company expects to complete the $5 billion stock buyback program by the end of 2006.
      Current Ratio — current assets divided by current liabilities. The current ratio was 1.4 at June 30, 2006, unchanged from December 31, 2005. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At year-end 2005, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $4.8 billion. The company does not consider its inventory valuation methodology to affect liquidity.
      Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 13 percent at June 30, 2006, compared with 17 percent at year-end 2005.
      Pension Obligations At the end of 2005, the company estimated it would contribute $300 million and $200 million to its U.S. and international pension plans, respectively, during 2006. Through June 30, 2006, a total $183 million was contributed, including approximately $90 million to the U.S. plans. Estimated contributions for the full year continue to be $500 million, but actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
      Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $7.4 billion in the first six months of 2006, compared with $4.2 billion in the corresponding 2005 period. The amounts included the company’s share of equity-affiliate expenditures of about $800 million and $700 million in the 2006 and 2005 periods, respectively. Expenditures for upstream projects in 2006 were about $5.7 billion, representing 77 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

United States
Upstream	$1,151	$538	$1,971	$924
Downstream	252	122	444	233
Chemicals	24	24	41	43
All Other	108	61	154	138

Total United States	1,535	745	2,610	1,338

International
Upstream	1,998	1,388	3,691	2,329
Downstream	767	333	1,039	481
Chemicals	11	8	17	15
All Other	—	16	2	17

Total International	2,776	1,745	4,749	2,842

Worldwide	$4,311	$2,490	$7,359	$4,180

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
      Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell Oil Company (Shell) and Saudi Refining Inc. in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make maximum future payments up to $300 million. Through June 30, 2006, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.
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
      In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets of Unocal’s 76 Products Company business that existed prior to its sale in 1997. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments by the company; however, the purchaser shares certain costs under this indemnity up to an aggregate cap of $200 million. Claims relating to these indemnities must be asserted by April 2022. Through June 30, 2006, about $123 million had been applied to the cap. In addition, payments totaling $83 million have been made by either Unocal or Chevron that are not subject to the cap.

      Minority Interests The company has commitments of $231 million related to minority interests in subsidiary companies.
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
      Global Operations Chevron and its affiliates conduct business activities in approximately 180 countries. Areas in which the company and its affiliates have significant operations or ownership interests include the United States, Canada, Australia, the United Kingdom, Norway, Denmark, France, the Netherlands, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, Republic of the Congo, Angola, Nigeria, Chad, South Africa, Democratic Republic of the Congo, Indonesia, Bangladesh, the Philippines, Myanmar, Singapore, China, Thailand, Vietnam, Cambodia, Azerbaijan, Kazakhstan, Venezuela, Argentina, Brazil, Colombia, Trinidad and Tobago and South Korea. The company’s Caspian Pipeline Consortium (CPC) affiliate operates in Russia and Kazakhstan. The company’s Tengizchevroil (TCO) affiliate operates in Kazakhstan. Through an affiliate, the company participates in the operation of the Baku-Tbilisi-Ceyhan (BTC) pipeline through Azerbaijan, Georgia and Turkey. Also through an affiliate, the company has an interest in the Chad/ Cameroon pipeline. The company’s Petrolera Ameriven affiliate operates the Hamaca project in Venezuela. The company’s Chevron Phillips Chemical Company LLC (CPChem) affiliate manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.
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
New Accounting Standards
      EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (Issue 04-13). The company adopted the accounting prescribed by Issue 04-13 on a prospective basis from April 1, 2006. Issue 04-13 requires that two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, be combined and considered as a single arrangement for purposes of applying the provisions of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions are entered into “in contemplation” of one another. In prior periods, the company accounted for buy/sell transactions in the Consolidated Statement of Income the same as a monetary transaction — purchases were reported as “Purchased crude oil and products”; sales were reported as “Sales and other operating revenues.”
      With the company’s adoption of Issue 04-13, buy/sell transactions beginning in the second quarter 2006 are netted against each other on the Consolidated Statement of Income, with no effect on net income. Amounts associated with buy/sell transactions in periods prior to the second quarter 2006 are shown as a footnote to the Consolidated Statement of Income on page 3.
      EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (Issue 06-3). In June 2006, the FASB ratified the earlier EITF consensus on Issue 06-3, which will become effective for the company on January 1, 2007. The new standard requires that a company disclose its policy for recording taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer. In addition, for any such taxes that are reported on a gross basis, a company is required to disclose the amounts of those taxes. The company’s policy in relation to Issue 06-3 is to present the relevant taxes on a gross basis. The associated amounts are shown as a footnote to the Consolidated Statement of Income on page 3.
      FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which will become effective for the company on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The company does not expect implementation of the standard will have a material effect on its results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Information about market risks for the three months ended June 30, 2006, does not differ materially from that discussed under Item 7A of Chevron’s Annual Report on Form 10-K for 2005.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures
      Chevron Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2006, have concluded that as of June 30, 2006, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.
      (b) Changes in internal control over financial reporting
      During the quarter ended June 30, 2006, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

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
      Information about risk factors for the six months ended June 30, 2006, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s Annual Report on Form 10-K for 2005.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

April 1-30, 2006	3,237,045	59.23	2,945,000	—
May 1-31, 2006	10,178,160	60.63	9,515,000	—
June 1-30, 2006	9,682,765	59.11	9,312,600	—

Total	23,097,970	59.80	21,772,600	(2)

(1)	Includes 168,858 common shares repurchased during the three-month period ended June 30, 2006, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 1,156,512 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended June 30, 2006.

(2)	In December 2005, the company authorized common stock repurchases of up to $5 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through June 30, 2006, $2.4 billion had been expended to repurchase 40,925,600 shares since the common stock repurchase program began.

Item 4.	Submission of Matters to a Vote of Security Holders
      The following matters were submitted to a vote of stockholders at the Annual Meeting on April 26, 2006.

	Number of Shares

	Voted For	Withheld

1. Concerning Election of Directors
Samuel H. Armacost	1,862,115,542	57,867,411
Linnet F. Deily	1,884,899,577	35,083,376
Robert E. Denham	1,879,034,104	40,948,850
Robert J. Eaton	1,883,976,564	36,006,389
Sam Ginn	1,869,718,825	50,264,128
Franklyn G. Jenifer	1,869,795,547	50,187,406
Sam Nunn	1,859,577,062	60,405,891
David J. O’Reilly	1,863,485,131	56,497,823
Donald B. Rice	1,878,602,075	41,380,878
Peter J. Robertson	1,868,457,354	51,525,599
Charles R. Shoemate	1,885,021,202	34,961,751
Ronald D. Sugar	1,884,482,215	35,500,739
Carl Ware	1,885,071,895	34,911,058

	Number of Shares

				Represent Broker
	Voted For	Voted Against	Abstain	Non-Votes

2. Concerning Ratification of Independent Registered Public Accounting Firm	1,871,845,904	31,777,756	16,355,345	N/A
3. Concerning Stockholder Proposal to Amend Company By-Laws to Include Proponent Reimbursement	477,830,886	977,567,062	88,095,825	376,489,180
4. Concerning Stockholder Proposal to Report on Oil & Gas Drilling in Protected Areas	118,980,363	1,254,534,619	170,008,557	376,459,414
5. Concerning Stockholder Proposal to Report on Political Contributions	183,871,806	1,205,670,603	153,963,398	376,477,146
6. Concerning a Stockholder Proposal to Adopt an Animal Welfare Policy	87,969,616	1,291,558,398	164,002,938	376,452,001
7. Concerning Stockholder Proposal to Report on Human Rights	327,939,905	1,042,698,673	172,888,544	376,455,831
8. Concerning Stockholder Proposal to Report on Ecuador	114,908,332	1,257,736,443	170,879,795	376,458,383

Item 5.	Other Information

Disclosure Regarding Nominating Committee Functions and Communications Between Security Holders and Board of Directors
      No change.

Rule 10b5-1 Plan Elections
      No rule 10b5-1 plans were adopted by executive officers or directors for the period that ended on June 30, 2006.

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

(10.18)	Chevron Corporation Retirement Restoration Plan

(10.19)	Chevron Corporation ESIP Restoration Plan

(10.20)	Form of Restricted Stock Unit Grant Agreement under the Chevron Corporation Long-Term Incentive Plan

(12.1)	Computation of Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer

(32.1)	Section 1350 Certification by the company’s Chief Executive Officer

(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/ M.A. Humphrey

M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)
Date: August 3, 2006

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

(10.18)*	Chevron Corporation Retirement Restoration Plan

(10.19)*	Chevron Corporation ESIP Restoration Plan

(10.20)*	Form of Restricted Stock Unit Grant Agreement under the Chevron Corporation Long-Term Incentive Plan

(12.1)*	Computation of Ratio of Earnings to Fixed Charges

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer

(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer

(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer

*	Filed herewith.
Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.