Form 10-Q
period 2007-03-31
CHEVRON CORP
filed 2007-05-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-368-2
Chevron Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-0890210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6001 Bollinger Canyon Road, San Ramon, California	94583-2324 (Zip Code)
(Address of principal executive offices)

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

Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2007

Common stock, $.75 par value	2,149,237,026

INDEX

		Page
		No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2007, and 2006	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2007, and 2006	4
	Consolidated Balance Sheet at March 31, 2007, and December 31, 2006	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007, and 2006	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signature		38
Exhibits:	Restated Certificate of Incorporation	40-47
Exhibits:	Non-Employee Directors’ Equity Compensation and Deferral Plan	48-56
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	57
Rule 13a-14(a)/ 15d-14(a) Certifications		58-59
Section 1350 Certifications		60-61
EXHIBIT 3.1
EXHIBIT 10.1
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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by OPEC (Organization of Petroleum Exporting Countries); the potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; government-mandated sales, divestitures, recapitalizations, changes in fiscal terms or restrictions on scope of company operations; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 31 and 32 of the company’s 2006 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars, except
	per-share amounts)

Revenues and Other Income
Sales and other operating revenues (1)(2)	$46,302	$53,524
Income from equity affiliates	937	983
Other income	988	117

Total Revenues and Other Income	48,227	54,624

Costs and Other Deductions
Purchased crude oil and products (2)	28,127	35,670
Operating expenses	3,613	3,047
Selling, general and administrative expenses	1,131	1,255
Exploration expenses	306	268
Depreciation, depletion and amortization	1,963	1,788
Taxes other than on income (1)	5,425	4,794
Interest and debt expense	74	134
Minority interests	28	26

Total Costs and Other Deductions	40,667	46,982

Income Before Income Tax Expense	7,560	7,642
Income Tax Expense	2,845	3,646

Net Income	$4,715	$3,996

Per Share of Common Stock:
Net Income
— Basic	$2.20	$1.81
— Diluted	$2.18	$1.80
Dividends	$0.52	$0.45
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,145,518	2,213,980
— Diluted	2,157,879	2,223,843

(1) Includes excise, value-added and similar taxes:	$2,414	$2,115
(2) Includes amounts in revenues for buy/sell contracts; associated costs are in “Purchased crude oil and products.” Refer to Note 9 on page 17	$—	$6,725

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Net Income	$4,715	$3,996

Currency translation adjustment	(4)	28
Unrealized holding gain (loss) on securities	11	8
Derivatives:
Net derivatives gain on hedge transactions	7	24
Reclassification to net income of net realized loss	13	37
Income taxes on derivatives transactions	(5)	(19)

Total	15	42
Defined benefit plans:
Minimum pension liability adjustment	—	(1)
Actuarial loss:
Amortization to net income of net actuarial loss	93	—
Prior service cost:
Amortization to net income of net prior service credits	(4)	—
Income taxes on defined benefit plans	(36)	—

Total	53	(1)

Other Comprehensive Gain, Net of Tax	75	77

Comprehensive Income	$4,790	$4,073

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31	At December 31
	2007	2006
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$11,800	$10,493
Marketable securities	903	953
Accounts and notes receivable, net	17,465	17,628
Inventories:
Crude oil and petroleum products	3,570	3,586
Chemicals	287	258
Materials, supplies and other	815	812

Total inventories	4,672	4,656
Prepaid expenses and other current assets	3,157	2,574

Total Current Assets	37,997	36,304
Long-term receivables, net	2,237	2,203
Investments and advances	19,064	18,552
Properties, plant and equipment, at cost	140,389	137,747
Less: accumulated depreciation, depletion and amortization	70,492	68,889

Properties, plant and equipment, net	69,897	68,858
Deferred charges and other assets	2,120	2,088
Goodwill	4,691	4,623

Total Assets	$136,006	$132,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$3,817	$2,159
Accounts payable	16,572	16,675
Accrued liabilities	4,042	4,546
Federal and other taxes on income	3,457	3,626
Other taxes payable	1,614	1,403

Total Current Liabilities	29,502	28,409
Long-term debt	5,691	7,405
Capital lease obligations	440	274
Deferred credits and other noncurrent obligations	12,313	11,000
Noncurrent deferred income taxes	11,638	11,647
Reserves for employee benefit plans	4,748	4,749
Minority interests	214	209

Total Liabilities	64,546	63,693

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at March 31, 2007, and December 31, 2006)	1,832	1,832
Capital in excess of par value	14,162	14,126
Retained earnings	72,030	68,464
Notes receivable — key employees	(1)	(2)
Accumulated other comprehensive loss	(2,561)	(2,636)
Deferred compensation and benefit plan trust	(454)	(454)
Treasury stock, at cost (293,439,554 and 278,118,341 shares at March 31, 2007, and December 31, 2006, respectively)	(13,548)	(12,395)

Total Stockholders’ Equity	71,460	68,935

Total Liabilities and Stockholders’ Equity	$136,006	$132,628

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Operating Activities
Net income	$4,715	$3,996
Adjustments Depreciation, depletion and amortization	1,963	1,788
Dry hole expense	157	99
Distributions less than income from equity affiliates	(284)	(48)
Net before-tax (gains) losses on asset retirements and sales	(817)	40
Net foreign currency effects	22	115
Deferred income tax provision	(38)	344
Net decrease (increase) in operating working capital	12	(332)
Minority interest in net income	28	26
Increase in long-term receivables	(25)	(92)
(Increase) decrease in other deferred charges	(113)	112
Cash contributions to employee pension plans	(110)	(104)
Other	180	(174)

Net Cash Provided by Operating Activities	5,690	5,770

Investing Activities
Capital expenditures	(3,260)	(2,567)
Proceeds from asset sales	1,164	54
Net sales of marketable securities	51	33
Repayment of loans by equity affiliates	—	12

Net Cash Used for Investing Activities	(2,045)	(2,468)

Financing Activities
Net borrowings (payments) of short-term obligations	87	(507)
Repayments of long-term debt and other financing obligations	(156)	(219)
Cash dividends	(1,117)	(996)
Dividends paid to minority interests	(23)	(13)
Net purchases of treasury shares	(1,147)	(956)

Net Cash Used For Financing Activities	(2,356)	(2,691)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	18	49

Net Change in Cash and Cash Equivalents	1,307	660
Cash and Cash Equivalents at January 1	10,493	10,043

Cash and Cash Equivalents at March 31	$11,800	$10,703

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2006 Annual Report on Form 10-K.

The results for the three-month period ended March 31, 2007 are not necessarily indicative of future financial results.

During the first quarter 2007, the company sold its interest in refining and related assets in the Netherlands. The first quarter 2007 earnings included a $700 million gain on the sale.

On April 2, 2007, the company’s Dynegy Inc. (Dynegy) affiliate and LS Power Group, a privately held power-plant investor, developer and manager, combined their operating assets and established a development joint venture. Upon close of the transaction, Chevron received the same number of shares of the new company’s Class A common stock that it previously held in the predecessor company. Chevron’s ownership interest in the combined company was reduced to approximately 12 percent. At that time, Chevron ceased its representation on Dynegy’s Board of Directors and converted its basis of accounting for the investment from the equity method to the cost method.

Note 2.	Information Relating to the Statement of Cash Flows

The “Net decrease (increase) in operating working capital” was composed of the following operating changes:

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Decrease (increase) in accounts and notes receivable	$197	$(330)
(Increase) in inventories	(112)	(108)
(Increase) decrease in prepaid expenses and other current assets	(307)	60
(Decrease) in accounts payable and accrued liabilities	(656)	(850)
Increase in income and other taxes payable	890	896

Net decrease (increase) in operating working capital	$12	$(332)

In accordance with the cash-flow classification requirements of FAS 123R, Share-Based Payment, the “Net decrease (increase) in operating working capital” includes reductions of $20 million and $3 million for excess income tax benefits associated with stock options exercised during the first quarter for 2007 and 2006, respectively. These amounts are offset by “Net purchases of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$103	$164
Income taxes	2,126	2,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Marketable securities purchased	$(377)	$(180)
Marketable securities sold	428	213

Net sales of marketable securities	$51	$33

The “Net purchases of treasury shares” represents the cost of common shares acquired in the open market less the cost of shares issued for share-based compensation plans. Net purchases totaled $1.1 billion and $1 billion in the 2007 and 2006 periods, respectively. Purchases in the 2007 first quarter were under the company’s stock repurchase program initiated in December 2006. The 2006 purchases related to a program that began in December 2005 and was completed in November 2006.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table:

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Additions to properties, plant and equipment	$2,948	$2,329
Additions to investments	217	211
Current year dry hole expenditures	127	59
Payments for other liabilities and assets, net	(32)	(32)

Capital expenditures	3,260	2,567
Other exploration expenditures	149	169
Assets acquired through capital lease obligations	172	1

Capital and exploratory expenditures, excluding equity affiliates	3,581	2,737
Share of expenditures by equity affiliates	474	311

Capital and exploratory expenditures, including equity affiliates	$4,055	$3,048

Note 3.	Operating Segments and Geographic Data

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

“All Other” activities include the company’s interest in Dynegy, mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “International” (outside the United States).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings  The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by operating segment for the three-month periods ended March 31, 2007 and 2006, is presented in the following table:

Segment Income

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Upstream
United States	$796	$1,214
International	2,111	2,244

Total Upstream	2,907	3,458

Downstream
United States	350	210
International	1,273	370

Total Downstream	1,623	580

Chemicals
United States	79	134
International	41	19

Total Chemicals	120	153

Total Segment Income	4,650	4,191

All Other
Interest Expense	(48)	(93)
Interest Income	98	82
Other	15	(184)

Net Income	$4,715	$3,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets  Segment assets do not include intercompany investments or intercompany receivables. Segment assets at March 31, 2007, and December 31, 2006, are as follows:

Segment Assets

	At March 31	At December 31
	2007	2006
	(Millions of dollars)

Upstream
United States	$20,946	$20,727
International	52,829	51,844
Goodwill	4,691	4,623

Total Upstream	78,466	77,194

Downstream
United States	14,081	13,482
International	22,651	22,892

Total Downstream	36,732	36,374

Chemicals
United States	2,510	2,568
International	841	832

Total Chemicals	3,351	3,400

Total Segment Assets	118,549	116,968

All Other
United States	7,806	8,481
International	9,651	7,179

Total All Other	17,457	15,660

Total Assets — United States	45,343	45,258
Total Assets — International	85,972	82,747
Goodwill	4,691	4,623

Total Assets	$136,006	$132,628

Segment Sales and Other Operating Revenues  Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations of coal and other minerals, power generation businesses, insurance operations, real estate activities, alternative fuels and technology companies.

Operating-segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2007 and 2006, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)
Upstream
United States	$7,022	$7,378
International	7,378	7,417

Sub-total	14,400	14,795
Intersegment elimination — United States	(2,287)	(2,283)
Intersegment elimination — International	(3,842)	(3,900)

Total Upstream	8,271	8,612

Downstream
United States	15,703	20,755
International	21,947	23,926

Sub-total	37,650	44,681
Intersegment elimination — United States	(134)	(175)
Intersegment elimination — International	(6)	(40)

Total Downstream	37,510	44,466

Chemicals
United States	151	145
International	311	247

Sub-total	462	392
Intersegment elimination — United States	(52)	(55)
Intersegment elimination — International	(42)	(38)

Total Chemicals	368	299

All Other
United States	271	258
International	17	13

Sub-total	288	271
Intersegment elimination — United States	(131)	(120)
Intersegment elimination — International	(4)	(4)

Total All Other	153	147

Sales and Other Operating Revenues
United States	23,147	28,536
International	29,653	31,603

Sub-total	52,800	60,139
Intersegment elimination — United States	(2,604)	(2,633)
Intersegment elimination — International	(3,894)	(3,982)

Total Sales and Other Operating Revenues*	$46,302	$53,524

*	Includes buy/sell contracts of $6,725 in the 2006 period. Substantially all of the amount relates to the downstream segment. Refer to Note 9 on page 17 for a discussion on the company’s accounting for buy/sell contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Summarized Financial Data — Chevron U.S.A. Inc.

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

During the first quarter 2007, Chevron implemented a legal reorganization in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganization as if it had occurred on January 1, 2006. However, the financial information below may not reflect the financial position and operating results in the future or the historical results in the period presented if the reorganization actually had occurred on January 1, 2006.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Sales and other operating revenues	$32,589	$38,552
Costs and other deductions	31,138	36,813
Net income	1,161	1,411

	At March 31	At December 31
	2007	2006
	(Millions of dollars)

Current assets	$25,713	$26,588
Other assets	23,910	23,440
Current liabilities	14,971	17,424
Other liabilities	10,014	8,997

Net equity	$24,638	$23,607

Memo: Total debt	$3,659	$3,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Sales and other operating revenues	$157	$179
Costs and other deductions	154	138
Net income	6	24

	At March 31	At December 31
	2007	2006
	(Millions of dollars)

Current assets	$401	$413
Other assets	347	345
Current liabilities	91	92
Other liabilities	235	250

Net equity	$422	$416

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2007.

Note 6.	Income Taxes

Effective January 1, 2007, the company implemented Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for income tax benefits that are uncertain in nature. This interpretation was intended by the standard-setters to address the diversity in practice that exists in this area of accounting for income taxes.

Under FIN 48, a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption. Upon adoption of FIN 48 on January 1, 2007, the company recorded a cumulative-effect adjustment that reduced retained earnings by $34 million.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for prior tax years had not been completed as of January 1, 2007. In this regard, examinations had not been finalized for years beginning after 2001 for the company’s U.S. federal income taxes. For other major tax jurisdictions, the earliest years for which income tax examinations had not been finalized were as follows: Nigeria – 1995, Angola – 2002, and Saudi Arabia — 2004. In these and other tax jurisdictions, the company may make refund claims for years that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have had examinations completed. As a result of these refund claims, the audited tax years may be subject to reexamination by the taxing authorities.

The company’s total amount of unrecognized tax benefits for numerous issues and all tax jurisdictions at January 1, 2007, was approximately $2.3 billion. The term “unrecognized tax benefits” in FIN 48 refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Interest and penalties are not included. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, the company believed none had a reasonable possibility of significantly increasing or decreasing the total amount of unrecognized tax benefits during 2007 or for the period one year after March 31, 2007. Substantially all of the estimated $2.3 billion of unrecognized tax benefits at January 1, 2007, would have an impact on the overall tax rate if subsequently recognized.

On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income tax expense.” As of January 1, 2007, accruals of approximately $130 million for anticipated interest and penalty obligations were included on the Consolidated Balance Sheet. For the first quarter of 2007, income tax expense associated with interest and penalties was not material.

In March 2007, the company received a final U.S. federal income tax audit report for Chevron Corporation years 2002 and 2003. The impact of the report on the total amount of unrecognized tax benefits as of March 31, 2007, was not significant.

Taxes on income for the first quarter 2007 were $2.8 billion, compared with $3.6 billion for the comparable period in 2006. The associated effective tax rates were 38 percent and 48 percent, respectively. The primary reason for the lower rate in 2007 was the impact of nonrecurring items, which included a relatively low effective tax rate on the sale of the refining-related assets in the Netherlands and favorable adjustments to taxes from prior periods that resulted from the completion of audits by certain tax authorities.

Note 7.	Employee Benefits

The company has defined benefit pension plans for many employees. The company typically pre-funds defined-benefit plans as required by local regulations or in certain situations where pre-funding provides economic advantages. In the United States, this includes all qualified plans subject to the Employee Retirement Income Security Act of 1974 (ERISA) minimum funding standard. The company does not typically fund domestic nonqualified pension plans that are not subject to funding requirements under applicable laws and regulations because contributions to these pension plans may be less economic and investment returns may be less attractive than the company’s other investment alternatives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for the first quarters of 2007 and 2006 were:

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Pension Benefits
United States
Service cost	$65	$58
Interest cost	121	113
Expected return on plan assets	(144)	(136)
Amortization of prior-service costs	12	12
Amortization of actuarial losses	32	46
Settlement losses	20	17

Total United States	106	110

International
Service cost	30	25
Interest cost	61	53
Expected return on plan assets	(63)	(53)
Amortization of prior-service costs	4	3
Amortization of actuarial losses	20	16

Total International	52	44

Net Periodic Pension Benefit Costs	$158	$154

Other Benefits*
Service cost	$8	$10
Interest cost	45	44
Amortization of prior-service credits	(20)	(23)
Amortization of actuarial losses	21	27

Net Periodic Other Benefit Costs	$54	$58

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2006, the company estimated it would contribute $500 million to employee pension plans during 2007 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through March 31, 2007, a total of $110 million was contributed (including $56 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first quarter 2007, the company contributed $51 million to its other postretirement benefit plans. The company anticipates contributing $172 million during the remainder of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies as amended by FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at March 31, 2007, was approximately $1.3 billion, an increase of $81 million from year-end 2006 due mainly to drilling activities in the United Kingdom, Angola and Canada. For the category of exploratory well costs at year-end 2006 that were suspended more than one year, a total of $12 million was expensed in the first three months of 2007.

Note 9.	Accounting for Buy/Sell Contracts

The company adopted the accounting prescribed by EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (Issue 04-13), on a prospective basis from April 1, 2006. Issue 04-13 requires that two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, be combined and considered as a single arrangement for purposes of applying the provisions of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions are entered into “in contemplation” of one another. In prior periods, the company accounted for buy/sell transactions in the Consolidated Statement of Income the same as a monetary transaction — purchases were reported as “Purchased crude oil and products” and sales were reported as “Sales and other operating revenues.”

With the company’s adoption of Issue 04-13, buy/sell transactions from April 1, 2006, are netted against each other on the Consolidated Statement of Income, with no effect on net income. In the first quarter 2006, $6.725 billion was included in revenues for buy/sell contracts.

Note 10.	Litigation

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

RFG Patent  Fourteen purported class actions were brought by consumers of reformulated gasoline (RFG) alleging that Unocal misled the California Air Resources Board into adopting standards for composition of RFG that overlapped with Unocal’s undisclosed and pending patents. Eleven lawsuits are now consolidated in U.S. District Court for the Central District of California, where a class action has been certified, and three are consolidated in a state court action that has been stayed. Unocal is alleged to have monopolized, conspired and engaged in unfair methods of competition, resulting in injury to consumers of RFG. Plaintiffs in both consolidated actions seek unspecified actual and punitive damages, attorneys’ fees, and interest on behalf of an alleged class of consumers who purchased “summertime” RFG in California from January 1995 through August 2005. The company intends to vigorously defend against these lawsuits. The company’s potential exposure related to these lawsuits cannot currently be estimated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Other Contingencies and Commitments

Guarantees  The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or third parties. Under the terms of the guarantee arrangements, generally the company would be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements may have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral.

Off-Balance-Sheet Obligations  The company and its subsidiaries have certain other contractual obligations relating to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities and petroleum products, to be used or sold in the ordinary course of the company’s business.

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of March 2007, the company paid approximately $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims must be asserted no later than February 2009 for Equilon indemnities and no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. The company has not recorded any liabilities for possible claims under these indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of March 31, 2007.

Minority Interests  The company has commitments of $214 million related to minority interests in subsidiary companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Global Operations  Chevron and its affiliates conduct business activities in approximately 180 countries. Besides the United States, the company and its affiliates have significant operations in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, France, India, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Neutral Zone of Kuwait and Saudi Arabia, the Philippines, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, Venezuela and Vietnam.

The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by governments to increase public or governmental ownership of the company’s partially or wholly owned businesses or assets or to impose additional taxes or royalties on the company’s operations or both.

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

Equity Redetermination  For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and estimates a maximum possible net before-tax amount that could be owed to the company at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:	New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48)  In July 2006, the FASB issued FIN 48, which became effective for the company on January 1, 2007. Refer to Note 6 beginning on page 14, for additional information.

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

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159)  In February 2007, the FASB issued FAS 159, which becomes effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations or consolidated financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2007 Compared with First Quarter 2006

Key Financial Results

Income by Business Segments

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Income by Business Segment
Upstream — Exploration and Production
United States	$796	$1,214
International	2,111	2,244

Total Upstream	2,907	3,458

Downstream — Refining, Marketing and Transportation
United States	350	210
International	1,273	370

Total Downstream	1,623	580

Chemicals	120	153

Total Segment Income	4,650	4,191
All Other	65	(195)

Net Income*	$4,715	$3,996

* Includes foreign currency effects	$(120)	$(108)

Net income for the 2007 first quarter was $4.7 billion ($2.18 per share — diluted), compared with $4 billion ($1.80 per share — diluted) in the corresponding 2006 period. In the following discussions, the term “earnings” is defined as segment income.

Upstream earnings in the first quarter 2007 were $2.9 billion, compared with $3.5 billion in the year-ago period. Results for the current period declined mainly on lower average prices for crude oil and natural gas and an increase in operating and depreciation expenses.

Downstream earnings were $1.6 billion in the first quarter 2007, up $1 billion from a year earlier. The increase was primarily associated with a $700 million gain on the sale of the company’s interest in refining-related assets in the Netherlands.

Chemicals earnings were down 22 percent from the 2006 first quarter to $120 million, due mainly to lower margins on sales of commodity chemicals that were partially offset by higher margins on sales of lubricant and fuel additives.

Refer to pages 25 through 27 for additional discussion of earnings by business segment and “all other” activities for the first quarter 2007 vs. the same period in 2006.

Business Environment and Outlook

Chevron’s current and future earnings depend largely on the profitability of its upstream (exploration and production) and downstream (refining, marketing and transportation) business segments. The single biggest factor that affects the results of operations for both segments is movement in the price of crude oil. In the downstream business, crude oil is the largest cost component of refined products. The overall trend in earnings is typically less affected by results from the company’s chemicals business and other activities and investments. Earnings for the company in any period may also be influenced by events or transactions that are infrequent and/or unusual in nature. Chevron and the oil and gas industry at large continue to experience an increase in certain costs that exceeds the general trend of inflation in many areas of the world. This increase in costs is affecting the company’s operating expenses for all business segments and capital expenditures, particularly for the upstream business.

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

The company also continually evaluates opportunities to dispose of assets that are not key to providing sufficient long-term value, or to acquire assets or operations complementary to its asset base to help augment the company’s growth. On March 31, 2007, the company sold its 31 percent ownership interest in the Nerefco Refinery and related assets. As of April 2007, the company was also in continuing discussions related to the possible sale of its fuels marketing operations in the Netherlands, Belgium and Luxembourg. Other asset dispositions and restructurings may occur in future periods and could result in significant gains or losses.

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

Price levels for capital and exploratory costs and operating expenses associated with the efficient production of crude oil and natural gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also prices charged by the industry’s product- and service-providers, which can be affected by the volatility of the industry’s own supply and demand conditions for such products and services. The oil and gas industry worldwide experienced significant price increases for these items during 2005 and 2006, and price levels may remain high for the full-year 2007. Capital and exploratory expenditures and operating expenses also can be affected by uninsured damages to production facilities caused by severe weather or civil unrest.

During 2006, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged $66 per barrel. In the first quarter 2007, WTI averaged $58 per barrel, compared with about $63 a year earlier. The average price for WTI in late April 2007 was about $64 per barrel. While lower in the first quarter of 2007 than a year earlier, crude-oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

As was the case in 2006, a wide differential in prices existed during the first quarter 2007 between high-quality, light-sweet crude oils and heavier types of crude. The price for the heavier crudes has been dampened because of ample supply and lower relative demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (i.e., motor gasoline, jet fuel, aviation gasoline and diesel fuel). The price for higher-quality, light-sweet crude oil has remained high, as the demand for light products, which can be more easily manufactured by refineries from light-sweet crude oil, has been strong worldwide. Chevron produces heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone of Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 30 for the company’s average U.S. and international crude oil prices.)

In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with regional supply and demand conditions. In the United States, benchmark prices at Henry Hub averaged about $7.20 per thousand cubic feet (MCF) in the first quarter 2007 compared with about $7.80 for the first quarter 2006. During late April, prices averaged about $7.50 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. Natural gas prices in the U.S. are also typically higher during the winter period when demand for heating is greatest.

Certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances, typically resulting in significantly lower average sales prices for the company’s production of natural gas. (Refer to page 30 for the company’s average natural gas prices for the U.S. and international regions). Additionally, excess-supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of the lack of infrastructure to transport and receive liquefied natural gas.

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

Besides the impact of the fluctuation in price for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, changes in tax rates on income, and the cost of goods and services.

The company estimates that oil-equivalent production in 2007 will average approximately 2.6 million barrels per day. This estimate is subject to many uncertainties, including quotas that may be imposed by OPEC, the price effect on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on scope of company operations, and production disruptions that could be caused by severe weather, local civil unrest and changing geopolitics. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Most of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally are made well in advance of the start of the associated crude oil and natural gas production.

Approximately 28 percent of the company’s net oil-equivalent production in the first quarter 2007 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. In October 2006, OPEC announced its decision to reduce OPEC-member production quotas by 1.2 million barrels of crude oil per day, or 4.4 percent, from a production level of 27.5 million barrels, effective November 1, 2006. In December 2006, OPEC announced an additional quota reduction of 500,000 barrels of crude oil per day, effective February 1, 2007. OPEC quotas did not significantly affect Chevron’s production level in the first quarter 2007. The impact of quotas on the company’s production in future periods is uncertain.

In October 2006, Chevron’s Boscan and LL-652 operating service agreements in Venezuela were converted to Empresas Mixtas (i.e., joint-stock companies), with Petróleos de Venezuela, S.A (PDVSA) as majority shareholder. Beginning in October, Chevron reported its equity share of the Boscan and LL-652 production, which was approximately 90,000 barrels per day less than what the company previously reported under the operating service agreements. The change to the Empresa Mixta structure did not have a material effect on the company’s results of operations, consolidated financial position or liquidity.

In February 2007, the President of Venezuela issued a decree announcing the government’s intention for PDVSA to take over operational control of all Orinoco Heavy Oil Associations effective May 1, 2007, and to increase its ownership in all such Associations to a minimum of 60 percent. The decree included Chevron’s 30 percent-owned Hamaca project, which is also 30 percent-owned by PDVSA. On April 25, 2007, Chevron signed a memorandum of understanding (MOU) with PDVSA that summarized the ongoing discussions to transfer control of Hamaca operations in accordance with the February decree. As provided in the MOU, a PDVSA-controlled transitory operational committee, on which Chevron has representation, assumed responsibility for daily operations on May 1, 2007. The MOU stipulates that terms of existing contracts remain in place during the transition period. The company expects finalization of a new agreement for the Hamaca project in the second half of 2007. The impact on Chevron from this action is uncertain but is not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.

Refer to the Results of Operations on pages 25 through 26 for additional discussion of the company’s upstream operations.

Downstream  Earnings for the downstream segment are closely tied to margins on the refining and marketing of products that include gasoline, diesel, jet fuel, lubricants, home heating oil and feedstocks for chemical manufacturing. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and by changes in the price of crude oil used for refinery feedstock. Industry margins can also be influenced by refined-product inventory levels, geopolitical events refinery maintenance programs and disruptions at refineries resulting from unplanned outages that may be due to severe weather, fires or other operational events.

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining and marketing network, the effectiveness of the crude-oil and product-supply functions and the economic returns on invested capital. Profitability can also be affected by the volatility of charter expenses for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refinery and distribution network.

The company’s core marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia and sub-Saharan Africa. Chevron operates or has ownership interests in refineries in each of these areas, except Latin America. Industry refined-product margins were generally higher in the first quarter 2007 than a year earlier. However, during most of the 2007 first quarter, the crude-oil processing unit at Chevron’s refinery in Richmond, California, was offline due to a major planned-maintenance program that was extended due to a fire. As a result, the company did not fully benefit during the quarter from the higher margins on the U.S. West Coast. The crude-oil processing unit was back in service by the end of the quarter.

Refer to the Results of Operations on page 26 for additional discussion of the company’s downstream operations.

Chemicals  Earnings in the petrochemicals business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Feedstock and fuel costs, which tend to follow crude oil and natural gas price movements, also influence earnings in this segment.

Refer to the Results of Operations on pages 26 through 27 for additional discussion of chemical earnings.

Operating Developments

Noteworthy operating developments and events in recent months included the following:

•	Bangladesh — Started production at the Bibiyana natural gas field. The field’s total production is expected to increase from 200 million cubic feet per day at start-up to a maximum of 500 million by 2010. The company holds a 98 percent working interest in the field.

•	Republic of the Congo — Confirmed a crude oil discovery in the Moho-Bilondo permit situated 50 miles offshore. The company holds a 32 percent nonoperated working interest in the permit.

•	Netherlands — Completed the sale of the company’s 31 percent interest in the Nerefco Refinery and related assets on March 31. The sale generated before-tax cash proceeds of approximately $1.1 billion.

Results of Operations

Business Segments  The following section presents the results of operations for the company’s business segments — upstream, downstream and chemicals — as well as for “all other” — the departments and companies managed at the corporate level. (Refer to Note 3 beginning on page 8 for a discussion of the company’s “reportable segments,” as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information.)

Upstream

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

U.S. Upstream Income	$796	$1,214

U.S. upstream income of $796 million decreased $418 million from the first quarter 2006. Lower prices for crude oil and natural gas accounted for approximately $200 million of the decline, with the remainder attributable to higher operating expenses and an increase in depreciation expense for wells, equipment and facilities.

The average liquids realization in 2007 was $49.91 per barrel, down from $53.45. The average natural gas realization was $6.40 per thousand cubic feet, compared with $7.46 in the 2006 quarter.

Net oil-equivalent production of 749,000 barrels per day in the 2007 quarter was essentially the same as a year ago. Production increased in the Gulf of Mexico between periods, reflecting the restoration of volumes that were shut-in following the hurricanes of 2005. However, this increase was essentially offset by the effect of normal field declines. The net liquids component of oil-equivalent production increased 2 percent to 462,000 barrels per day. Net natural gas production of 1.7 billion cubic feet per day was 3 percent lower.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

International Upstream Income*	$2,111	$2,244

* Includes foreign currency effects	$(119)	$(123)

International upstream income of $2.1 billion in the first quarter 2007 decreased $133 million from a year earlier. Lower prices for crude oil reduced earnings by about $200 million between periods. Also contributing to the earnings decline were higher operating expenses and an increase in depreciation expense for wells, equipment and facilities. Partially offsetting these impacts was the benefit of higher sales volumes associated with the timing of cargo liftings in certain producing regions.

The average liquids realization for the first quarter 2007 was $51.15 per barrel, a 7 percent decrease from $55.13 in the 2006 period. The average natural gas realization in 2007 was $3.85 per thousand cubic feet, an increase of 2 percent from $3.78 in the first quarter last year.

Net oil-equivalent production, including volumes from oil sands in Canada, was flat between periods at 1,894,000 barrels per day. In Venezuela, the October 2006 conversion of operating service agreements to joint-stock companies resulted in a decline of about 90,000 barrels per day between periods. Elsewhere, production was higher in Kazakhstan, Angola and Azerbaijan. The net liquids component of oil-equivalent production decreased 1 percent between periods to 1.35 million barrels per day. Net natural gas production of 3.3 billion cubic feet per day in the first quarter 2007 increased 3 percent from the year-ago period.

Downstream

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

U.S. Downstream Income	$350	$210

U.S. downstream income of $350 million increased $140 million from the 2006 first quarter, primarily as a result of higher margins for refined products. This benefit to earnings was partially offset by the effect of a major turnaround that lasted most of the quarter at the company’s refinery in Richmond, California. The turnaround was extended to make repairs to the crude-oil processing unit following a fire that occurred during shut-down.

Crude-oil inputs of 729,000 barrels per day to the company’s refineries were down about 22 percent between periods, mainly due to the Richmond turnaround. Refined-product sales volumes decreased 6 percent to 1,447,000 barrels per day. The decline was associated with an accounting standard effective in April 2006 that requires certain purchase and sale contracts with the same counterparty to be netted for reporting. These transactions were previously reported separately as a purchase and a sale. Excluding the impact of this standard, refined-product sales volume increased 1 percent between periods. Branded gasoline sales increased 5 percent from last year’s quarter to 622,000 barrels per day.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

International Downstream Income*	$1,273	$370

* Includes foreign currency effects	$5	$9

International downstream income of nearly $1.3 billion increased about $900 million from the 2006 quarter. The 2007 earnings included a $700 million gain on the sale of the company’s interest in the Nerefco Refinery and related assets in the Netherlands and a benefit from higher average margins for refined products.

The company’s share of refinery crude-oil inputs of 1,070,000 barrels per day was down about 1 percent between periods. Total refined-product sales volumes of 2,064,000 barrels per day in the 2007 quarter were 9 percent lower than last year. Excluding the effects of the accounting standard for purchase and sale contracts with the same counterparty, sales volumes were down 5 percent on lower fuel-oil sales in Europe.

Chemicals

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Income*	$120	$153

* Includes foreign currency effects	$(1)	$(6)

Chemical operations earned $120 million in the first quarter 2007, a decline of $33 million from the year-earlier period. The decrease was largely due to lower margins on sales of commodity chemicals by the company’s

50 percent-owned Chevron Phillips Chemical Company LLC. Margins on sales of lubricant and fuel additives by the company’s Oronite subsidiary were higher between periods.

All Other

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Net Income/(Charges)*	$65	$(195)

* Includes foreign currency effects	$(5)	$12

All Other consists of the company’s interest in Dynegy, mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Income in the first quarter was $65 million, compared with charges of $195 million in the year-ago period. The variance between quarters was largely due to favorable corporate tax items, lower interest expense and higher interest income.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months
	Ended
	March 31
	2007	2006
	(Millions of dollars)

Sales and other operating revenues	$46,302	$53,524

Sales and other operating revenues in the 2007 first quarter decreased mainly as a result of the accounting-standard change beginning April 1, 2006, for certain purchase and sale contracts with the same counterparty. Also contributing to the decline were lower prices for crude oil and lower refined-product sales volumes.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Income from equity affiliates	$937	$983

Income from equity affiliates decreased in the first quarter 2007 due mainly to lower earnings from the company’s Chevron Phillips Chemical Company LLC and Hamaca (Venezuela) affiliates.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Other income	$988	$117

Other income in 2007 increased mainly due to the before-tax gain on the sale of the company’s 31 percent interest in the Nerefco Refinery and related assets in the Netherlands.

	Three Months
	Ended
	March 31
	2007	2006
	(Millions of dollars)

Purchased crude oil and products	$28,127	$35,670

The decrease in crude oil and product purchases in the 2007 period was primarily the result of the impact of the accounting standard change beginning April 1, 2006 for certain purchase and sale contracts with the same counterparty and lower prices and volumes for crude oil.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Operating, selling, general and administrative expenses	$4,744	$4,302

Operating, selling, general and administrative expenses in the first quarter 2007 increased 10 percent from the year-ago period. Higher amounts in 2007 included costs of employee payroll and contract labor.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Exploration expense	$306	$268

Exploration expenses in 2007 increased mainly due to higher amounts for well write-offs for operations in the United States.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Depreciation, depletion and amortization	$1,963	$1,788

The increase in 2007 was mainly the result of higher depreciation rates for certain oil and gas producing fields worldwide.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Taxes other than on income	$5,425	$4,794

Taxes other than on income increased primarily due to higher duty rates in the company’s European downstream operations.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Interest and debt expense	$74	$134

Interest and debt expense in 2007 decreased primarily due to lower average debt balances.

	Three Months Ended
	March 31
	2007	2006
	(Millions of dollars)

Income tax expense	$2,845	$3,646

Effective income tax rates for the 2007 and 2006 first quarters were 38 percent and 48 percent, respectively. The primary reason for the lower rate in 2007 was the impact of nonrecurring items, which included the tax rate on the sale of the refining-related assets in the Netherlands and favorable adjustments to taxes from prior periods that resulted from the completion of audits by certain tax authorities.

Information Relating to the Company’s Investment in Dynegy

At March 31, 2007, Chevron owned a 19 percent equity interest in the common stock of Dynegy Inc., an electricity-generation company. The carrying value of the investment was approximately $270 million, or about $165 million below the company’s proportionate interest in Dynegy’s underlying net assets. This difference related primarily to write-downs of the investment in 2002 for declines in the market value of the common shares below the company’s carrying value that were deemed to be other than temporary. The market value of the company’s investment in Dynegy’s common stock at March 31, 2007, was approximately $900 million.

On April 2, 2007, Dynegy and LS Power Group, a privately held power-plant investor, developer and manager, combined their operating assets and established a development joint venture. Upon close of the transaction, Chevron received the same number of shares of the new company’s Class A common stock that it previously held in the predecessor company. Chevron’s ownership interest in the combined company was reduced to approximately 12 percent. At that time, Chevron ceased its representation on Dynegy’s Board of Directors and converted its basis of accounting for the investment from the equity method to the cost method.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended
	March 31
	2007	2006

U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	462	453
Net Natural Gas Production (MMCFPD)(3)	1,723	1,782
Net Oil-Equivalent Production (MBOEPD)	749	750
Sales of Natural Gas (MMCFPD)	7,854	6,961
Sales of Natural Gas Liquids (MBPD)	140	111
Revenue from Net Production
Liquids ($/Bbl.)	$49.91	$53.45
Natural Gas ($/MCF)	$6.40	$7.46
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,317	1,228
Net Natural Gas Production (MMCFPD)(3)	3,271	3,165
Net Oil-Equivalent Production (MBOEPD)(4)	1,894	1,894
Sales of Natural Gas (MMCFPD)	3,890	3,093
Sales of Natural Gas Liquids (MBPD)	80	109
Revenue from Liftings
Liquids ($/Bbl.)	$51.15	$55.13
Natural Gas ($/MCF)	$3.85	$3.78
U.S. and International Upstream
Total Net Oil-Equivalent Production, including Other Produced Volumes (MBOEPD)(3)(4)	2,643	2,644
U.S. Downstream
Gasoline Sales (MBPD)(5)	730	735
Sales of Other Refined Products (MBPD)	717	799

Total(6)	1,447	1,534
Refinery Input (MBPD)	729	939
International Downstream
Gasoline Sales (MBPD)(5)	475	533
Sales of Other Refined Products (MBPD)	1,114	1,248
Share of Affiliate Sales (MBPD)	475	494

Total(6)	2,064	2,275
Refinery Input (MBPD)	1,070	1,079

(1) Includes company share of equity affiliates.
(2) MBPD — Thousands of barrels per day; MMCFPD — Millions of cubic feet per day; Bbl. — Barrel; MCF — Thousands of cubic feet; Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — Thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	69	29
International	445	386
(4) Includes other produced volumes (MBPD):
Athabasca oil sands — net	32	26
Boscan Operating Service Agreement	—	112

Total	32	138

(5) Includes branded and unbranded gasoline.
(6) Includes volumes for buy/sell contracts (MBPD):
United States	—	106
International	—	98

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $12.7 billion at March 31, 2007, up $1.3 billion from year-end 2006. Cash provided by operating activities in the first three months of 2007 was $5.7 billion, an amount sufficient for the company’s capital and exploratory program and payment of dividends to stockholders.

Dividends  The company paid dividends of $1.1 billion to common stockholders during the first quarter of 2007. In April 2007, the company increased its quarterly stock dividend by 11.5 percent to 58 cents per share.

Debt and Capital Lease and Minority Interest Obligations  Chevron’s total debt and capital lease obligations were $9.9 billion at March 31, 2007, vs. $9.8 billion at December 31, 2006. The company also had minority interest obligations of $214 million at March 31, 2007.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $7.4 billion at March 31, 2007, up from $6.6 billion at December 31, 2006. Of these amounts, $3.5 billion and $4.5 billion were reclassified to long-term at the end of each period, respectively. At March 31, 2007, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At March 31, 2007, the company had $5.0 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2007. In March, the company withdrew three shelf registration statements on file with the Securities and Exchange Commission (SEC) that permitted the issuance of an aggregate of $3.8 billion of debt securities. At that time, the company filed with the SEC a new automatic shelf registration statement under the “Well Known Seasoned Issuer” regulations. This registration statement relates to non-convertible debt securities issued or guaranteed by the company for an unspecified amount. The new registration statement expires in March 2010.

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

Common Stock Repurchase Program  In December 2006, the company authorized the acquisition of up to $5 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. The company acquired 17.6 million shares in the open market for $1.25 billion during the first quarter of 2007. From the inception of the program in December 2006 through April 2007, the company had purchased $26.8 million shares for approximately $2.0 billion.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.3 at March 31, 2007, and at December 31, 2006. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At December 31, 2006, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $6 billion. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 12.2 percent at March 31, 2007, compared with 12.5 percent at year-end 2006.

Pension Obligations  At the end of 2006, the company estimated it would contribute $500 million to employee pension plans during 2007 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through March 31, 2007, a total of $110 million was contributed (including $56 million to the U.S. plans). Estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures  Total expenditures, including the company’s share of spending by affiliates, were $4.1 billion in the first three months of 2007, compared with $3.0 billion in the corresponding 2006 period. The amounts included the company’s share of equity-affiliate expenditures of $474 million and $311 million in the 2007 and 2006 periods, respectively. Expenditures for upstream projects in 2007 were about $3.2 billion, representing 78 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended
	March 31
	2007	2006

United States
Upstream	$920	$820
Downstream	233	192
Chemicals	29	17
All Other	263	46

Total United States	1,445	1,075

International
Upstream	2,247	1,693
Downstream	349	272
Chemicals	11	6
All Other	3	2

Total International	2,610	1,973

Worldwide	$4,055	$3,048

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

RFG Patent  Fourteen purported class actions were brought by consumers of reformulated gasoline (RFG) alleging that Unocal misled the California Air Resources Board into adopting standards for composition of RFG that overlapped with Unocal’s undisclosed and pending patents. Eleven lawsuits are now consolidated in U.S. District Court for the Central District of California, where a class action has been certified, and three are consolidated in a state court action that has been stayed. Unocal is alleged to have monopolized, conspired and engaged in unfair methods of competition, resulting in injury to consumers of RFG. Plaintiffs in both consolidated actions seek unspecified actual and punitive damages, attorneys’ fees, and interest on behalf of an alleged class of consumers who purchased “summertime” RFG in California from January 1995 through August 2005. The company intends to vigorously defend against these lawsuits. The company’s potential exposure related to these lawsuits cannot currently be estimated.

Income Taxes  Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. Refer to Note 6 beginning on page 14 for a discussion of the periods for which tax returns have not been audited for the company’s major tax jurisdictions and a discussion for all tax jurisdictions of the differences between the amount of tax benefits recognized in the financial statements and the amount taken or expected to be taken in a tax return. The company does not expect settlement of income tax liabilities associated with uncertain tax positions will have a material effect on its consolidated financial position or liquidity.

Guarantees  The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or third parties. Under the terms of the guarantee arrangements, generally the company would be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements may have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral.

Off-Balance-Sheet Obligations  The company and its subsidiaries have certain other contractual obligations relating to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities and petroleum products, to be used or sold in the ordinary course of the company’s business.

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of March 2007, the company paid approximately $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims must be asserted no later than February 2009 for Equilon indemnities and no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. The company has not recorded any liabilities for possible claims under these indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of March 31, 2007.

Minority Interests  The company has commitments of $214 million related to minority interests in subsidiary companies.

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

Global Operations  Chevron and its affiliates conduct business activities in approximately 180 countries. Besides the United States, the company and its affiliates have significant operations in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, France, India, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Neutral Zone of Kuwait and Saudi Arabia, the Philippines, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, Venezuela and Vietnam.

The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. As has occurred in the past, actions could be taken by governments to increase public or governmental ownership of the company’s partially or wholly owned businesses or assets or to impose additional taxes or royalties on the company’s operations or both.

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

Equity Redetermination  For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and estimates a maximum possible net before-tax amount that could be owed to the company at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48) In July 2006, the FASB issued FIN 48, which became effective for the company on January 1, 2007. Refer to Note 6, beginning on page 14 for additional information.

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

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115 (FAS 159) In February 2007, the FASB issued FAS 159, which becomes effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on results or operations or consolidated financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2007, does not differ materially from that discussed under Item 7A of Chevron’s Annual Report on Form 10-K for 2006.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Chevron Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2007, have concluded that as of March 31, 2007, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2007, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Chevron’s U.S. refineries are implementing a consent decree with the federal Environmental Protection Agency (EPA) and four state air agencies to resolve claims about Chevron’s past application of “New Source Review” permitting programs under the Clean Air Act. The consent decree provides that Chevron will pay stipulated penalties for certain violations of the consent decree, if demand is made by the EPA or a plaintiff-intervenor. In July 2006, Chevron’s refinery in Pascagoula, Mississippi, exceeded its emission limit under the consent decree for particulate matter. The exceedance was reported at the time and the possibility of a penalty was discussed. In January 2007, the Mississippi Department of Environmental Quality and the EPA issued a notice of violation and a request for payment of $210,000 in stipulated penalties for the July 2006 particulate matter exceedance, which the company paid in March 2007.

Item 1A.	Risk Factors

Chevron is a major fully integrated petroleum company with a diversified business portfolio, strong balance sheet, and history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended March 31, 2007, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s Annual Report on Form 10-K for 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

Jan. 1-Jan. 31, 2007	3,428,495	70.83	2,510,000	—
Feb. 1-Feb. 28, 2007	7,142,766	72.02	6,790,000	—
Mar. 1-Mar. 31, 2007	8,464,832	70.49	8,299,000	—

Total	19,036,093	71.13	17,599,000	(2)

(1)	Includes 137,144 common shares repurchased during the three-month period ended March 31, 2007, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 1,299,149 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended March 31, 2007.

(2)	In December 2006, the company authorized common stock repurchases of up to $5 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through March 31, 2007, $1.35 billion had been expended to repurchase 18,935,000 shares since the common stock repurchase program began.

Item 5.	Other Information

Disclosure Regarding Nominating Committee Functions and Communications Between Security Holders and Boards of Directors

No change.

Item 6.	Exhibits

Exhibit
Number	Description

(3.1)	Restated Certificate of Incorporation of Chevron Corporation, dated May 1, 2007
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(10.1)	Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/ M.A. Humphrey
M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: May 4, 2007

EXHIBIT INDEX

Exhibit
Number	Description

(3.1)*	Restated Certificate of Incorporation of Chevron Corporation, dated May 1, 2007
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(10.1)*	Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer

*	Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.