Form 10-Q
period 2007-06-30
CHEVRON CORP
filed 2007-08-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-368-2
Chevron Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-0890210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6001 Bollinger Canyon Road,	94583-2324
San Ramon, California	(Zip Code)
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2007

Common stock, $.75 par value	2,131,709,691

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2007, and 2006	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2007, and 2006	4
	Consolidated Balance Sheet at June 30, 2007, and December 31, 2006	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007, and 2006	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signature		39
Exhibit:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45
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

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues (1)(2)	$54,344	$52,153	$100,646	$105,677
Income from equity affiliates	894	1,113	1,831	2,096
Other income	856	270	1,844	387

Total Revenues and Other Income	56,094	53,536	104,321	108,160

Costs and Other Deductions
Purchased crude oil and products (2)	33,138	32,747	61,265	68,417
Operating expenses	4,124	3,835	7,737	6,882
Selling, general and administrative expenses	1,516	1,207	2,647	2,462
Exploration expenses	273	265	579	533
Depreciation, depletion and amortization	2,156	1,807	4,119	3,595
Taxes other than on income (1)	5,743	5,153	11,168	9,947
Interest and debt expense	63	121	137	255
Minority interests	19	22	47	48

Total Costs and Other Deductions	47,032	45,157	87,699	92,139

Income Before Income Tax Expense	9,062	8,379	16,622	16,021
Income Tax Expense	3,682	4,026	6,527	7,672

Net Income	$5,380	$4,353	$10,095	$8,349

Per Share of Common Stock:
Net Income
— Basic	$2.52	$1.98	$4.72	$3.79
— Diluted	$2.52	$1.97	$4.70	$3.77
Dividends	$0.58	$0.52	$1.10	$0.97
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,127,763	2,196,134	2,136,591	2,205,008
— Diluted	2,141,583	2,206,009	2,149,686	2,214,877

(1) Includes excise, value-added and similar taxes:	$2,609	$2,416	$5,023	$4,531
(2) Includes amounts in revenues for buy/sell contracts; associated costs are in “Purchased crude oil and products.” Refer to Note 9 on page 16	$—	$—	$—	$6,725

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Net Income	$5,380	$4,353	$10,095	$8,349

Currency translation adjustment	7	12	3	40
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	6	(6)	15	2
Reclassification to net income of net realized (gain) loss	—	(105)	2	(105)

Total	6	(111)	17	(103)
Derivatives:
Net derivatives loss on hedge transactions	(17)	(24)	(10)	—
Reclassification to net income of net realized (gain) loss	(14)	38	(1)	75
Income taxes on derivatives transactions	5	(4)	—	(23)

Total	(26)	10	(11)	52
Defined benefit plans:
Minimum pension liability adjustment	—	—	—	(1)
Actuarial loss:
Amortization to net income of net actuarial loss	92	—	185	—
Actuarial gain arising during period	2	—	2	—
Prior service cost:
Amortization to net income of net prior service credits	(2)	—	(6)	—
Non-sponsored defined benefit plans	8	—	8	—
Income taxes on defined benefit plans	(31)	—	(67)	—

Total	69	—	122	(1)

Other Comprehensive Gain (Loss), Net of Tax	56	(89)	131	(12)

Comprehensive Income	$5,436	$4,264	$10,226	$8,337

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30	At December 31
	2007	2006
	(Millions of dollars, except per-share amounts)

ASSETS
Cash and cash equivalents	$11,216	$10,493
Marketable securities	887	953
Accounts and notes receivable, net	19,360	17,628
Inventories:
Crude oil and petroleum products	3,974	3,586
Chemicals	266	258
Materials, supplies and other	910	812

Total inventories	5,150	4,656
Prepaid expenses and other current assets	3,210	2,574

Total Current Assets	39,823	36,304
Long-term receivables, net	2,471	2,203
Investments and advances	19,171	18,552
Properties, plant and equipment, at cost	143,050	137,747
Less: accumulated depreciation, depletion and amortization	71,933	68,889

Properties, plant and equipment, net	71,117	68,858
Deferred charges and other assets	2,343	2,088
Goodwill	4,681	4,623

Total Assets	$139,606	$132,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$2,835	$2,159
Accounts payable	18,336	16,675
Accrued liabilities	4,022	4,546
Federal and other taxes on income	3,679	3,626
Other taxes payable	1,617	1,403

Total Current Liabilities	30,489	28,409
Long-term debt	4,916	7,405
Capital lease obligations	438	274
Deferred credits and other noncurrent obligations	12,890	11,000
Non-current deferred income taxes	11,654	11,647
Reserves for employee benefit plans	4,831	4,749
Minority interests	209	209

Total Liabilities	65,427	63,693

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at June 30, 2007, and December 31, 2006)	1,832	1,832
Capital in excess of par value	14,226	14,126
Retained earnings	76,175	68,464
Notes receivable — key employees	(1)	(2)
Accumulated other comprehensive loss	(2,505)	(2,636)
Deferred compensation and benefit plan trust	(454)	(454)
Treasury stock, at cost (310,966,889 and 278,118,341 shares at June 30, 2007, and December 31, 2006, respectively)	(15,094)	(12,395)

Total Stockholders’ Equity	74,179	68,935

Total Liabilities and Stockholders’ Equity	$139,606	$132,628

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2007	2006
	(Millions of dollars)

Operating Activities
Net income	$10,095	$8,349
Adjustments
Depreciation, depletion and amortization	4,118	3,595
Dry hole expense	244	201
Distributions less than income from equity affiliates	(507)	(475)
Net before-tax gains on asset retirements and sales	(1,756)	(3)
Net foreign currency effects	252	175
Deferred income tax provision	(227)	416
Net (increase) decrease in operating working capital	(488)	531
Minority interest in net income	47	48
Increase in long-term receivables	(46)	(621)
(Increase) decrease in other deferred charges	(56)	164
Cash contributions to employee pension plans	(179)	(183)
Other	692	(344)

Net Cash Provided by Operating Activities	12,189	11,853

Investing Activities
Capital expenditures	(6,957)	(6,226)
Proceeds from asset sales	2,412	471
Net sales of marketable securities	37	34
Repayment of loans by equity affiliates	10	53
Redemption of securities by equity affiliates	—	400

Net Cash Used for Investing Activities	(4,498)	(5,268)

Financing Activities
Net payments of short-term obligations	(872)	(523)
Repayments of long-term debt and other financing obligations	(1,192)	(1,860)
Cash dividends	(2,352)	(2,140)
Dividends paid to minority interests	(48)	(16)
Net purchases of treasury shares	(2,579)	(2,115)

Net Cash Used For Financing Activities	(7,043)	(6,654)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	75	106

Net Change in Cash and Cash Equivalents	723	37
Cash and Cash Equivalents at January 1	10,493	10,043

Cash and Cash Equivalents at June 30	$11,216	$10,080

Refer to accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

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

The results for the three- and six-month periods ended June 30, 2007, are not necessarily indicative of future financial results.

Earnings in the first quarter 2007 included a $700 million gain on a sale of the company’s interest in refining and related assets in the Netherlands. Second quarter 2007 results included a $680 million gain on the sale of the company’s holding of Dynegy Inc. common stock.

Note 2.	Information Relating to the Statement of Cash Flows

The “Net (increase) decrease in operating working capital” was composed of the following operating changes:

	Six Months Ended
	June 30
	2007	2006
	(Millions of dollars)

Increase in accounts and notes receivable	$(1,464)	$(1,037)
Increase in inventories	(590)	(712)
(Increase) decrease in prepaid expenses and other current assets	(484)	41
Increase in accounts payable and accrued liabilities	1,014	1,017
Increase in income and other taxes payable	1,036	1,222

Net (increase) decrease in operating working capital	$(488)	$531

In accordance with the cash-flow classification requirements of FAS 123(R), Share-Based Payment, the “Net (increase) decrease in operating working capital” includes reductions of $65 million and $32 million for excess income tax benefits associated with stock options exercised during the first half of 2007 and 2006, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended
	June 30
	2007	2006
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$149	$277
Income taxes	5,696	6,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2007	2006
	(Millions of dollars)

Marketable securities purchased	$(836)	$(482)
Marketable securities sold	873	516

Net sales of marketable securities	$37	$34

The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $2.6 billion and $2.3 billion in the 2007 and 2006 periods, respectively. Purchases in the first half of 2007 were under the company’s stock buyback program initiated in December 2006. The 2006 purchases related to a program that began in December 2005 and was completed in November 2006.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table:

	Six Months Ended
	June 30
	2007	2006
	(Millions of dollars)

Additions to properties, plant and equipment	$6,365	$5,561
Additions to investments	464	638
Current year dry hole expenditures	209	103
Payments for other liabilities and assets, net	(81)	(76)

Capital expenditures	6,957	6,226
Other exploration expenditures	335	332
Assets acquired through capital lease obligations	183	18

Capital and exploratory expenditures, excluding equity affiliates	7,475	6,576
Share of expenditures by equity affiliates	1,096	783

Capital and exploratory expenditures, including equity affiliates	$8,571	$7,359

Note 3.	Operating Segments and Geographic Data

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

“All Other” activities include the company’s investment in Dynegy Inc. until the time of its sale in May 2007, mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “International” (outside the United States).

Segment Earnings  The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by operating segment for the three- and six-month periods ended June 30, 2007 and 2006, is presented in the following table:

Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Upstream
United States	$1,223	$901	$2,019	$2,115
International	2,416	2,371	4,527	4,615

Total Upstream	3,639	3,272	6,546	6,730

Downstream
United States	781	554	1,131	764
International	517	444	1,790	814

Total Downstream	1,298	998	2,921	1,578

Chemicals
United States	60	70	139	204
International	44	24	85	43

Total Chemicals	104	94	224	247

Total Segment Income	5,041	4,364	9,691	8,555

All Other
Interest Expense	(40)	(83)	(88)	(176)
Interest Income	115	91	213	173
Other	264	(19)	279	(203)

Net Income	$5,380	$4,353	$10,095	$8,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets  Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2007 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. In addition, the amounts include the company’s investment in Dynegy until its sale in May 2007. Segment assets at June 30, 2007, and December 31, 2006 follow:

Segment Assets

	At June 30	At December 31
	2007	2006
	(Millions of dollars)

Upstream
United States	$21,460	$20,727
International	54,447	51,844
Goodwill	4,681	4,623

Total Upstream	80,588	77,194

Downstream
United States	14,904	13,482
International	24,325	22,892

Total Downstream	39,229	36,374

Chemicals
United States	2,525	2,568
International	839	832

Total Chemicals	3,364	3,400

Total Segment Assets	123,181	116,968

All Other
United States	8,295	8,481
International	8,130	7,179

Total All Other	16,425	15,660

Total Assets — United States	47,184	45,258
Total Assets — International	87,741	82,747
Goodwill	4,681	4,623

Total Assets	$139,606	$132,628

Segment Sales and Other Operating Revenues  Upstream segment revenues are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating-segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2007 and 2006, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices.

Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Upstream
United States	$8,073	$6,793	$15,095	$14,213
International	8,719	8,436	16,097	15,886

Sub-total	16,792	15,229	31,192	30,099
Intersegment Elimination — United States	(2,700)	(2,539)	(4,987)	(4,864)
Intersegment Elimination — International	(5,073)	(4,312)	(8,915)	(8,245)

Total Upstream	9,019	8,378	17,290	16,990

Downstream
United States	19,247	19,433	34,950	40,146
International	25,602	23,972	47,549	47,865

Sub-total	44,849	43,405	82,499	88,011
Intersegment Elimination — United States	(133)	(127)	(267)	(260)
Intersegment Elimination — International	(14)	(9)	(20)	(16)

Total Downstream	44,702	43,269	82,212	87,735

Chemicals
United States	172	163	323	308
International	346	297	657	544

Sub-total	518	460	980	852
Intersegment Elimination — United States	(66)	(61)	(118)	(116)
Intersegment Elimination — International	(38)	(44)	(80)	(82)

Total Chemicals	414	355	782	654

All Other
United States	372	313	643	571
International	21	19	38	32

Sub-total	393	332	681	603
Intersegment Elimination — United States	(179)	(173)	(310)	(293)
Intersegment Elimination — International	(5)	(8)	(9)	(12)

Total All Other	209	151	362	298

Sales and Other Operating Revenues
United States	27,864	26,702	51,011	55,238
International	34,688	32,724	64,341	64,327

Sub-total	62,552	59,426	115,352	119,565
Intersegment Elimination — United States	(3,078)	(2,900)	(5,682)	(5,533)
Intersegment Elimination — International	(5,130)	(4,373)	(9,024)	(8,355)

Total Sales and Other Operating Revenues*	$54,344	$52,153	$100,646	$105,677

* Includes amounts in revenues for buy/sell contracts:	$—	$—	$—	$6,725
Refer to Note 9 on page 16 for a discussion on the company’s accounting for buy/sell contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Summarized Financial Data — Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, supply and distribution of products derived from petroleum, other than natural gas liquids, excluding most of the regulated pipeline operations of Chevron. CUSA also holds Chevron’s equity-method investment in the Chevron Phillips Chemical Company LLC (CPChem) joint venture and held the company’s equity-method investment in Dynegy Inc. until its sale in the second quarter 2007.

During the first and second quarter 2007, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganization as if it had occurred on January 1, 2006. However, the financial information below may not reflect the financial position and operating results in the future or the historical results in the period presented if the reorganization actually had occurred on that date.

	Six Months Ended June 30
	2007	2006
	(Millions of dollars)

Sales and other operating revenues	$71,500	$76,360
Costs and other deductions	67,691	72,744
Net income	3,553	2,607

	At June 30	At December 31
	2007	2006
	(Millions of dollars)

Current assets	$30,289	$26,096
Other assets	23,986	23,441
Current liabilities	17,153	16,899
Other liabilities	10,128	9,002

Net equity	$26,994	$23,636

Memo: Total debt	$3,707	$3,465

Note 5.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Sales and other operating revenues	$182	$151	$339	$330
Costs and other deductions	177	148	331	286
Net income	5	9	11	33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30	At December 31
	2007	2006
	(Millions of dollars)

Current assets	$422	$413
Other assets	344	345
Current liabilities	104	92
Other liabilities	235	250

Net equity	$427	$416

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2007.

Note 6.	Income Taxes

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

Under FIN 48, a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption. Upon adoption of FIN 48 on January 1, 2007, the company recorded a cumulative-effect adjustment that reduced retained earnings by $35 million.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of January 1, 2007. In this regard, examinations had not been finalized for years beginning after 2001 for the company’s U.S. federal income taxes. For other major tax jurisdictions, the earliest years for which income tax examinations had not been finalized were as follows: Nigeria — 1995, Angola — 2002, and Saudi Arabia — 2004. In these and other tax jurisdictions, the company may make refund claims for years that have had examinations completed. As a result of these refund claims, the audited tax years may be subject to reexamination by the taxing authorities.

The company’s total amount of unrecognized tax benefits for numerous issues and all tax jurisdictions at January 1, 2007, was approximately $2.3 billion. The term “unrecognized tax benefits” in FIN 48 refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Interest and penalties are not included. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, the company believed none had a reasonable possibility of significantly increasing or decreasing the total amount of unrecognized tax benefits during 2007 or for the period one year after June 30, 2007. Substantially all of the estimated $2.3 billion of unrecognized tax benefits at January 1, 2007, would have an impact on the overall tax rate if subsequently recognized.

On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income tax expense.” As of January 1, 2007, accruals of approximately $130 million for anticipated interest and penalty obligations were included on the Consolidated Balance Sheet. For the second quarter and first half of 2007, income tax expense associated with interest and penalties was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the company received a final U.S. federal income tax audit report for Chevron Corporation years 2002 and 2003. The impact of the report on the total amount of unrecognized tax benefits as of June 30, 2007, was not significant.

Taxes on income for the second quarter and first half of 2007 were $3.7 billion and $6.5 billion, respectively, compared with $4 billion and $7.7 billion for the comparable periods in 2006. The associated effective tax rates for the second quarters of 2007 and 2006 were 41 percent and 48 percent, respectively. The primary reason for the lower average tax rate in the 2007 quarter was the impact of non-recurring items, including the sale of the company’s investment in Dynegy common stock. For the comparative six-month periods, the effective tax rates were 39 percent and 48 percent, respectively. The primary reasons for the lower average tax rate in the 2007 six-month period were the impact of non-recurring items, including sales of refining-related assets in the Netherlands and the company’s investment in Dynegy common stock, and favorable adjustments to taxes from prior periods that resulted from completion of audits by certain tax authorities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2007 and 2006 were:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Pension Benefits
United States
Service cost	$65	$56	$130	$114
Interest cost	121	113	242	226
Expected return on plan assets	(145)	(140)	(289)	(276)
Amortization of prior-service costs	11	11	23	23
Amortization of actuarial losses	32	33	64	79
Settlement losses	21	4	41	21

Total United States	105	77	211	187

International
Service cost	32	24	62	49
Interest cost	66	50	127	103
Expected return on plan assets	(67)	(50)	(130)	(103)
Amortization of prior-service costs	4	3	8	6
Amortization of actuarial losses	20	17	40	33
Curtailment losses	3	—	3	—

Total International	58	44	110	88

Net Periodic Pension Benefit Costs	$163	$121	$321	$275

Other Benefits*
Service cost	$24	$10	$32	$20
Interest cost	47	43	92	87
Amortization of prior-service costs	(20)	(23)	(40)	(46)
Amortization of actuarial losses	19	28	40	55

Net Periodic Other Benefit Costs	$70	$58	$124	$116

*	Includes costs for U.S. and international other-postretirement-benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2006, the company estimated it would contribute $500 million to employee pension plans during 2007 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through June 30, 2007, a total of $179 million was contributed (including $60 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first half of 2007, the company contributed $104 million to its other postretirement benefit plans. The company anticipates contributing an additional $119 million during the remainder of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies as amended by FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at June 30, 2007, was $1.45 billion, an increase of approximately $200 million from year-end 2006 due mainly to drilling activities in the United Kingdom, United States and Angola. For the category of exploratory well costs at year-end 2006 that were suspended more than one year, a total of $12 million was expensed in the first six months of 2007.

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

With the company’s adoption of Issue 04-13, buy/sell transactions from April 1, 2006, are netted against each other on the Consolidated Statement of Income, with no effect on net income. The amount associated with buy/sell transactions in the first quarter 2006 is disclosed in the footnote to the Consolidated Statement of Income on page 3.

Note 10.	Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 85 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. Resolution of these actions may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2007, the company had paid approximately $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the indemnification expires. The acquirer shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of June 30, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Global Operations  Chevron and its affiliates conduct business activities in approximately 180 countries. Besides the United States, the company and its affiliates have significant operations in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, France, India, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Neutral Zone of Kuwait and Saudi Arabia, the Philippines, Qatar, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, Venezuela and Vietnam.

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

Equity Redetermination  For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million and estimates a maximum possible net before-tax amount that could be owed to the company at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	New Accounting Standards

FASB Statement No. 157, Fair Value Measurements (FAS 157)  In September 2006, the FASB issued FAS 157, which will become effective for the company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of FAS 157 in 2008 will depend on the company’s assets and liabilities at the time that they are required to be measured at fair value.

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

Second Quarter 2007 Compared with Second Quarter 2006
and Six Months 2007 Compared with Six Months 2006

Key Financial Results

Income by Business Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Income by Business Segment
Upstream — Exploration and Production
United States	$1,223	$901	$2,019	$2,115
International	2,416	2,371	4,527	4,615

Total Upstream	3,639	3,272	6,546	6,730

Downstream — Refining, Marketing and Transportation
United States	781	554	1,131	764
International	517	444	1,790	814

Total Downstream	1,298	998	2,921	1,578

Chemicals	104	94	224	247

Total Segment Income	5,041	4,364	9,691	8,555
All Other	339	(11)	404	(206)

Net Income*	$5,380	$4,353	$10,095	$8,349

* Includes foreign currency effects	$(138)	$(56)	$(258)	$(164)

Net income for the second quarter 2007 was $5.4 billion ($2.52 per share — diluted), compared with $4.4 billion ($1.97 per share — diluted) in the 2006 second quarter. Net income for the first six months of 2007 was $10.1 billion ($4.70 per share — diluted), vs. $8.3 billion ($3.77 per share — diluted) in the 2006 first half. In the following discussion, the term “earnings” is defined as segment income.

Upstream earnings in the second quarter 2007 were $3.6 billion, compared with $3.3 billion in the year-ago period. Earnings for the first half of 2007 were $6.5 billion, vs. $6.7 billion a year earlier. Results for both 2006 periods included approximately $300 million of charges associated with uninsured costs of damages from 2005 hurricanes in the Gulf of Mexico.

Downstream earnings were $1.3 billion in the second quarter 2007, up $300 million from a year earlier. Six-month 2007 profits were $2.9 billion, vs. $1.6 billion in the corresponding 2006 period. Six-month results included an approximate $700 million gain on the sale of the company’s interest in a refinery and related assets in the Netherlands. Both 2007 periods benefited from an improvement in margins on the sale of refined products.

Chemicals earned $104 million and $224 million for the second quarter and first-half 2007, respectively. The quarterly amount was up 11 percent from the corresponding 2006 period, while the six-month results were about nine percent lower. Margins on the sale of commodity chemicals and additives for fuels and lubricants were mixed between periods.

Refer to pages 24-27 for additional discussion of financial results for the business segments and “All Other” activities for the second quarter and first six months of 2007.

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

The company also continually evaluates opportunities to dispose of assets that are not key to providing sufficient long-term value, or to acquire assets or operations complementary to its asset base to help augment the company’s growth. In March 2007, the company sold its 31 percent ownership interest in the Nerefco Refinery and related assets in the Netherlands. Fuels marketing assets in Uruguay were sold in June 2007, and the sale of the company’s fuels marketing operations in the Netherlands, Belgium and Luxembourg is expected to close in the third quarter. Other asset dispositions and restructurings may occur in future periods and could result in significant gains or losses.

Comments related to earnings trends for the company’s major business areas are as follows:

Upstream  Earnings for the upstream segment are closely aligned with industry price levels for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Moreover, any of these factors could also inhibit the company’s production capacity in an affected region. The company monitors developments closely in the countries in which it operates and holds investments, and attempts to manage risks in operating its facilities and business.

Price levels for capital and exploratory costs and operating expenses associated with the efficient production of crude oil and natural gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also prices charged by the industry’s product- and service-providers, which can be affected by the volatility of the industry’s own supply and demand conditions for such products and services. The oil and gas industry worldwide experienced significant price increases for these items during 2005 and 2006, and price levels may remain high for the full-year 2007. Capital and exploratory expenditures and operating expenses also can be affected by damages to production facilities caused by severe weather or civil unrest.

During 2006, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged $66 per barrel. In the first half of 2007, WTI averaged nearly $62 per barrel, compared with about $67 in the first six months of 2006. The price for WTI at the end of July 2007 was about $78 per barrel. Historically, WTI crude sold at a slight premium to other similar-quality crudes such as North Sea Brent and Light Louisiana Sweet. However, in

recent months WTI sold in the open market at a discount to these crudes due to excess WTI inventories at the Cushing, Oklahoma, trading hub; competitive pressure from Canadian crude imports; and U.S. refinery maintenance issues. During July, an increase in U.S. refinery runs caused a reduction in WTI inventories at Cushing. By the end of July, WTI was no longer selling at a discount to North Sea Brent. Only a small percentage of the company’s U.S. crude oil production is priced at the WTI benchmark. Worldwide crude oil prices, while averaging lower in the first half of 2007 than a year earlier, have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

As in 2006, a wide differential in prices existed during the first half of 2007 between high-quality, light-sweet crude oils and heavier types of crude. The price for the heavier crudes has been dampened because of ample supply and lower relative demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (i.e., motor gasoline, jet fuel, aviation gasoline and diesel fuel). The price for higher-quality, light-sweet crude oil has remained high, as the demand for light products, which can be more easily manufactured by refineries from light-sweet crude oil, has been strong worldwide. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone of Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 30 for the company’s average U.S. and international crude oil prices.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with regional supply and demand conditions in those markets. In the United States, benchmark prices at Henry Hub averaged about $7.40 per thousand cubic feet (MCF) in the first half of 2007, compared with about $6.90 for the first half of 2006. At the end of July, the Henry Hub price was about $6.40 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest.

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

In the first half of 2007, the company’s worldwide oil-equivalent production averaged 2.64 million barrels per day. Production for the remainder of the year is not expected to vary significantly from this level. This production outlook is subject to many uncertainties, including quotas that may be imposed by OPEC, the price effect on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on scope of company operations, delays in project start-ups, and production disruptions that could be caused by severe weather, local civil unrest and changing geopolitics. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Most of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally are made well in advance of the start of the associated crude oil and natural gas production.

Approximately 27 percent of the company’s net oil-equivalent production in the first half of 2007 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone of Saudi Arabia and Kuwait, compared with 24 percent in the prior year period. In October 2006, OPEC announced its decision to reduce OPEC-member production quotas by 1.2 million barrels of crude oil per day, or 4.4 percent, from a production level of 27.5 million barrels, effective November 1, 2006. In December 2006, OPEC announced an additional quota reduction of 500,000 barrels of crude oil per day, effective February 1, 2007. OPEC quotas did not significantly affect Chevron’s production level in the first half of 2007. The impact of quotas on the company’s production in future periods is uncertain.

In October 2006, Chevron’s Boscan and LL-652 operating service agreements in Venezuela were converted to Empresas Mixtas (i.e., joint-stock companies), with Petróleos de Venezuela, S.A. (PDVSA) as majority shareholder. From that time, Chevron reported its equity share of the Boscan and LL-652 production, which was approximately 85,000 barrels per day less than what the company previously reported under the operating service agreements. The change to the Empresa Mixta structure did not have a material effect on the company’s results of operations, consolidated financial position or liquidity.

In February 2007, the President of Venezuela issued a decree announcing the government’s intention for PDVSA to take over operational control of all Orinoco Heavy Oil Associations effective May 1, 2007, and to increase its ownership in all such Associations to a minimum of 60 percent. The decree included Chevron’s 30 percent-owned Hamaca project, which is also 30 percent-owned by PDVSA. On April 25, 2007, Chevron signed a memorandum of understanding (MOU) with PDVSA that summarized the ongoing discussions to transfer control of Hamaca operations in accordance with the February decree. As provided in the MOU, a PDVSA-controlled transitory operational committee, on which Chevron has representation, assumed responsibility for daily operations on May 1, 2007. The MOU stipulates that terms of existing contracts were to remain in place during the transition period. On June 26, 2007, Chevron signed an MOU with a Venezuelan government-owned entity, which provided for Chevron retaining its 30 percent interest in the Hamaca project. The company expects conversion of the project to be finalized in the second half of 2007. The company does not expect the final terms of the agreement to have a material effect on Chevron’s results of operations, consolidated financial position or liquidity.

Refer to the Results of Operations on pages 24 through 26 for additional discussion of the company’s upstream business.

Downstream  Earnings for the downstream segment are closely tied to margins on the refining and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil and feedstocks for chemical manufacturing. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and by changes in the price of crude oil used for refinery feedstock. Industry margins can be also influenced by refined-product inventory levels, geopolitical events, refinery maintenance programs and disruptions at refineries resulting from unplanned outages that may be due to severe weather, fires or other operational events.

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining and marketing network, the effectiveness of the crude-oil and product-supply functions and the economic returns on invested capital. Profitability can also be affected by the volatility of tanker charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refinery and distribution network.

The company’s core marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia and sub-Saharan Africa. Chevron operates or has ownership interests in refineries in each of these areas, except Latin America. Refined-product margins for the industry were generally higher in the first half of 2007 than a year earlier. However, the company did not fully benefit from the improved margins on the U.S. West Coast during the 2007 first-half due to planned maintenance programs at its two California refineries. During most of the 2007 first quarter, the crude-oil processing unit at Chevron’s refinery in Richmond was offline, with the maintenance period having been extended due to a fire. In June, a turnaround of a crude distillation unit began at the company’s El Segundo Refinery, with the unit restarting near the end of July.

Refer to the Results of Operations on pages 26 through 27 for additional discussion of the company’s downstream operations.

Chemicals  Earnings in the petrochemicals business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Feedstock and fuel costs, which tend to follow crude oil and natural gas price movements, also influence earnings in this segment.

Refer to the Results of Operations on page 27 for additional discussion of chemical earnings.

Operating Developments

Noteworthy operating developments and events in recent months included the following:

•	Signed a sales agreement with partner to supply 220 million cubic feet of natural gas per day for 11 years to the National Gas Company of Trinidad and Tobago Limited. The gas is expected to be sourced from Chevron’s 50 percent-owned East Coast Marine Area.

•	Announced that the 58 percent-owned and operated upstream Tahiti project in the deepwater U.S. Gulf of Mexico would face delays because of metallurgical problems discovered in the mooring shackles of the floating production facility. The project was originally targeted to begin production of crude oil in mid-2008. As of early August, the extent of the delay was still under evaluation.

•	Signed an agreement to sell the company’s fuels marketing businesses in the Benelux countries. Assets to be sold include approximately 800 service stations, two fuels terminals in Belgium and Luxembourg, interests in six joint-venture retailers in the Netherlands and other related assets. The company expects to record a gain on the sale in the third quarter.

•	Sold the company’s 90 fuels marketing stations in Uruguay. A small gain on the sale was recorded in the second quarter.

•	Sold the company’s common stock investment in Dynegy Inc. in May for approximately $940 million, resulting in a gain of $680 million.

•	Announced the construction of a facility to transform wastewater sludge and kitchen grease into clean power in Rialto, California. The facility is expected to lower greenhouse emissions by nearly 5.5 million tons annually. The company also announced the start-up of its 22 percent-owned biodiesel plant in Galveston, Texas, and the signing of a strategic biofuels-research agreement with Texas A&M University.

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

Upstream

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

U.S. Upstream Income	$1,223	$901	$2,019	$2,115

U.S. upstream income of $1.2 billion in the second quarter 2007 increased $322 million from the corresponding period in 2006. The 2006 quarter included approximately $300 million of charges related to uninsured costs of damages from the 2005 hurricanes in the Gulf of Mexico. Earnings in the 2007 quarter benefited from gains on asset sales in the Gulf of Mexico that were essentially offset by an increase in operating and depreciation expenses between periods.

Six-month earnings were $2 billion, compared with $2.1 billion a year earlier. Lower prices for crude oil and natural gas in 2007 reduced earnings by about $200 million. Excluding the effect of the 2006 hurricane-related charges, operating expenses increased between periods. The first-half 2007 benefited from the second quarter gains on asset sales.

The average liquids realization in the second quarter 2007 was $57.27 per barrel, down from $60.07 a year earlier. For the six months, the average realization was $53.64, compared with $56.82 in the first-half 2006. The average natural gas realization for the second quarter 2007 was $6.56 per thousand cubic feet, up from $5.89 in the 2006 corresponding quarter. For the first-half 2007, the average realization was $6.48, vs. $6.66 in the year-ago period.

Net oil-equivalent production was 752,000 barrels per day in the second quarter 2007, down 16,000 barrels per day from the corresponding period in 2006. First-half production was 750,000 barrels per day, down 9,000 barrels per day from the first six months of 2006. The net liquids component of oil-equivalent production increased by 1 percent for the quarter and first half, to 468,000 barrels per day and 464,000, respectively. Net natural gas production averaged 1.7 billion cubic feet per day for both the second quarter and first-half 2007, down about 7 percent and 5 percent, respectively, from the comparative 2006 periods due to normal field declines.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

International Upstream Income*	$2,416	$2,371	$4,527	$4,615

* Includes foreign currency effects	$(111)	$(96)	$(230)	$(219)

International upstream income of $2.4 billion in the second quarter 2007 was up 2 percent from a year earlier. Higher sales volumes associated with the timing of cargo liftings of crude oil in certain producing regions benefited earnings by approximately $400 million. This benefit was mostly offset by higher operating expenses and an increase in depreciation expense that was largely asset write-down related.

For the six-month period, income was $4.5 billion, down 2 percent from the 2006 first half. Higher sales volumes of crude oil and natural gas increased earnings by more than $500 million, but about one-half of this benefit was offset by the impact of lower prices for oil and gas. Earnings were also adversely affected between periods by higher operating expenses and an increase in depreciation expense that was partly asset write-down related.

The average liquids realization for the second quarter 2007 was $61.32 per barrel, vs. $62.24 in the 2006 period. For the first half of 2007, the average realization was $56.33, compared with $58.60 for the six months of 2006. The average natural gas realization in the 2007 second quarter was $3.64 per thousand cubic feet, down from $3.82 in the second quarter last year. Between six-month periods, the average natural gas realization decreased from $3.80 to $3.74.

Net oil-equivalent production of 1,878,000 barrels per day in the second quarter 2007, including volumes from oil sands in Canada, was 23,000 barrels per day lower than in the 2006 second quarter. Production for the first half of 2007 was 1,887,000 barrels per day, down 10,000 from the six months of 2006. The declines for both comparative periods were associated with the October 2006 conversion of operating service agreements in Venezuela to joint-stock companies (effect of approximately 85,000 barrels per day in both 2007 periods) and civil unrest in Nigeria (impact of about 20,000 barrels per day for the second quarter 2007 and approximately 15,000 barrels per day for the first half). Partially offsetting these adverse effects between the quarterly periods were production start-ups in Bangladesh and Azerbaijan and increased production in Angola and the United Kingdom. Between the six-month periods, production was higher in Kazakhstan, Angola, Azerbaijan, and Bangladesh.

The net liquids component of oil-equivalent production was 1.3 million barrels per day for both the second quarter and first-half 2007, about 3 percent and 2 percent lower than the corresponding 2006 periods. Net natural gas production of 3.3 billion cubic feet per day in the second quarter and first-half 2007 increased 2 percent and 3 percent, respectively, from the year-earlier periods.

Downstream

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

U.S. Downstream Income	$781	$554	$1,131	$764

U.S. downstream earnings of $781 million increased $227 million from the 2006 second quarter. For the first-half 2007, earnings were $1.1 billion, compared with $764 million in the first six months of 2006. Earnings for both comparative periods increased primarily as a result of improved margins for refined products, partially offset by higher operating expenses including an increase in costs for environmental remediation.

Crude-oil inputs of 881,000 barrels per day to the company’s refineries were down about 6 percent in the 2007 second quarter, the result of a planned turnaround that started June 1 at the company’s refinery in El Segundo, California. Crude-oil inputs of 805,000 barrels per day in the first-half 2007 decreased about 14 percent from the corresponding 2006 period, the result of the turnarounds at El Segundo in June and at the company’s refinery in Richmond, California, during the first quarter 2007.

Refined-product sales volumes in the second quarter 2007 increased by about 3 percent from a year earlier to 1,506,000 barrels per day, primarily the result of stronger branded sales. For the six month period, refined-product sales volumes of 1,477,000 barrels per day were 2 percent lower due to an accounting change effective April 1, 2006, that requires the netting of certain purchase and sale contracts with the same counterparty. (Refer also to Note 9 — Accounting for Buy/Sell Contracts on page 16 for more information.) Prior to that time, transactions for these contracts were reported as both a purchase and a sale. Excluding the impact of this accounting standard, sales of refined products were about 2 percent higher in the six-month period. Branded gasoline sales increased 3 percent and 4 percent from last year’s second quarter and six-month periods, respectively.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

International Downstream Income*	$517	$444	$1,790	$814

* Includes foreign currency effects	$(35)	$14	$(30)	$23

International downstream income of $517 million increased $73 million from the second quarter 2006. Earnings for the six months of 2007 were $1.8 billion, up nearly $1 billion from the 2006 first-half due mainly to a $700 million gain recorded in the first quarter 2007 on the sale of the company’s interest in a refinery and related assets in the Netherlands. Earnings increased in both 2007 periods due to improved margins for refined products, but this benefit was partially offset by higher operating expenses. Foreign currency effects decreased second quarter and first-half 2007 earnings by $35 million and $30 million, respectively, compared with benefits to earnings of $14 million and $23 million in the comparative 2006 periods.

The company’s share of refinery crude-oil inputs was 942,000 barrels per day for the second quarter 2007, an 11 percent decrease from a year earlier due mainly to the refinery sale in the Netherlands. For the six-month period, crude-oil inputs were 1,006,000 barrels per day, down 6 percent.

Total refined-product sales volumes decreased by 3 percent in the 2007 second quarter to 1,956,000 barrels per day, again due largely to the sale of refining assets in the Netherlands. For the six-month period, refined-product sales of 2,009,000 barrels per day decreased by about 7 percent from a year earlier, due partly to the accounting-

standard change for buy/sell contracts. After adjusting for the effect of the accounting standard, refined-product sales were approximately 4 percent lower year-to-date.

Chemicals

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Income*	$104	$94	$224	$247

* Includes foreign currency effects	$—	$(5)	$(1)	$(11)

Chemical operations earned $104 million in the second quarter 2007, compared with $94 million in the 2006 period. For the six months, earnings decreased $23 million to $224 million. Between the quarterly periods, the benefit of improved margins on sales of lubricant and fuel additives by the company’s Oronite subsidiary was partially offset by the effect of lower margins on sales of commodity chemicals by the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem). For the six months of 2007, margins improved for Oronite, but this benefit was more than offset by lower margins at CPChem.

All Other

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Income (Charges) — Net*	$339	$(11)	$404	$(206)

* Includes foreign currency effects	$8	$31	$3	$43

All Other includes the company’s interest in Dynegy prior to its sale in May 2007, mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Income in the second quarter 2007 was $339 million, compared with net charges of $11 million in the year-ago period. This year’s quarter included a gain of $680 million related to the sale of the company’s investment in Dynegy common stock, partially offset by a loss of approximately $160 million associated with the early redemption of Texaco Capital Inc. bonds and an increase in environmental remediation expenses for legacy-Texaco and -Unocal sites that had been closed or sold. The 2006 period included a $70 million gain from the redemption of Unocal debt. Income for the first half of 2007 was $404 million, compared with net charges of $206 million in the same period last year. The change between periods was largely associated with the items described for the second quarters of each year, along with favorable corporate tax items in the first quarter 2007.

Consolidated Statement of Income

Explanations are provided below of variations between periods for certain income statement categories:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Sales and other operating revenues*	$54,344	$52,153	$100,646	$105,677

* Includes amount for buy/sell contracts	$—	$—	$—	$6,725

Sales and other operating revenues in the second quarter 2007 increased mainly on higher prices for refined products. For the six-month period, sales and other operating revenues decreased due to an accounting-standard change effective in the second quarter 2006 for certain purchase and sale contracts with the same counterparty.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Income from equity affiliates	$894	$1,113	$1,831	$2,096

The decrease in income from equity affiliates in both periods reflected lower earnings for the company’s CPChem, Dynegy and Hamaca (Venezuela) affiliates, partially offset by earnings from Petroboscan (Venezuela) and higher income from Tengizchevroil (Kazakhstan) and downstream affiliates in the Asia-Pacific area. Petroboscan was converted from an operating service agreement to a joint-stock company in October 2006.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
		(Millions of dollars)

Other income	$856	$270	$1,844	$387

Other income in the second quarter 2007 included a $680 million gain on sale of Dynegy stock. Contributing to the increase in the six-month period was a before-tax gain on the sale of the company’s 31 percent interest in a refinery and related assets in the Netherlands. These gains were partially offset by a second quarter 2007 loss related to the early redemption of Texaco bonds and the absence of the second quarter 2006 gain from the redemption of Unocal debt.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
		(Millions of dollars)

Purchased crude oil and products	$33,138	$32,747	$61,265	$68,417

Although crude oil and product purchases increased marginally in the second quarter 2007 due mainly to an increase in trading activities, purchases for the six-month period declined mainly as a result of an accounting-standard change effective April 1, 2006, for certain purchase and sale contracts with the same counterparty.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,640	$5,042	$10,384	$9,344

Operating, selling, general and administrative expenses in the second quarter and first-half 2007 increased 12 percent and 11 percent, respectively, from the year-ago periods. Higher amounts in 2007 included costs of employee payroll and contract labor. Operating expenses in the 2006 second quarter included significant costs associated with hurricanes that occurred in 2005.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Exploration expenses	$273	$265	$579	$533

Exploration expenses increased between the quarterly periods due mainly to geological and geophysical costs for operations outside the United States. The increase in the six-month period related primarily to well write-offs.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Depreciation, depletion and amortization	$2,156	$1,807	$4,119	$3,595

The increase in depreciation, depletion and amortization in both comparative periods was mainly attributable to higher depreciation rates for certain oil and gas producing fields worldwide. A portion of the increase was asset write-down related.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Taxes other than on income	$5,743	$5,153	$11,168	$9,947

Taxes other than on income increased in 2007 mainly due to higher duties in the company’s European downstream operations.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Interest and debt expense	$63	$121	$137	$255

Interest and debt expense in 2007 decreased primarily due to lower debt levels.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(Millions of dollars)

Income tax expense	$3,682	$4,026	$6,527	$7,672

Effective income tax rates for the second quarters of 2007 and 2006 were 41 percent and 48 percent, respectively. For the year-to-date periods, the effective tax rates were 39 percent and 48 percent, respectively. The primary reason for the lower average tax rate in the 2007 quarter was the impact of non-recurring items, including the sale of the company’s investment in Dynegy common stock. The primary reasons for the lower average tax rate in the 2007 six-month period were the impact of non-recurring items, including sales of refining-related assets in the Netherlands and the company’s investment in Dynegy common stock, and favorable adjustments to taxes from prior periods that resulted from completion of audits by certain tax authorities.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

			Six Months
	Three Months Ended		Ended
	June 30		June 30
	2007	2006	2007	2006

U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	468	463	464	458
Net natural gas production (MMCFPD)(3)(4)	1,703	1,832	1,713	1,807
Net oil-equivalent production (MBOEPD)	752	768	750	759
Sales of natural gas (MMCFPD)	8,153	6,839	8,004	6,899
Sales of natural gas liquids (MBPD)(4)	170	128	155	118
Revenue from net production
Liquids ($/Bbl.)	$57.27	$60.07	$53.64	$56.82
Natural gas ($/MCF)	$6.56	$5.89	$6.48	$6.66
International Upstream
Net crude oil and natural gas liquids production (MBPD)	1,297	1,239	1,307	1,234
Net natural gas production (MMCFPD)(3)(4)	3,314	3,234	3,293	3,199
Net oil-equivalent production (MBOEPD)(5)	1,878	1,901	1,887	1,897
Sales of natural gas (MMCFPD)(4)	3,839	3,865	3,865	3,481
Sales of natural gas liquids (MBPD)(4)	123	89	116	99
Revenue from liftings
Liquids ($/Bbl.)	$61.32	$62.24	$56.33	$58.60
Natural gas ($/MCF)	$3.64	$3.82	$3.74	$3.80
U.S. and International Upstream
Total net oil-equivalent production, including other produced volumes (MBOEPD)(3)(5)	2,630	2,669	2,637	2,656
U.S. Downstream
Gasoline sales (MBPD)(6)	741	700	735	717
Other refined-product sales (MBPD)	765	768	742	784

Total(7)	1,506	1,468	1,477	1,501
Refinery input (MBPD)	881	935	805	937
International Downstream
Gasoline sales (MBPD)(6)	458	466	466	499
Other refined-product sales (MBPD)	1,034	1,104	1,074	1,176
Share of affiliate sales (MBPD)	464	456	469	475

Total(7)	1,956	2,026	2,009	2,150
Refinery input (MBPD)	942	1,063	1,006	1,073

(1) Includes interest in affiliates.
(2) MBPD — Thousands of barrels per day; MMCFPD — Millions of cubic feet per day; Bbl. — Barrel; MCF — Thousands of cubic feet; Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — Thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed on lease (MMCFPD):
United States	52	58	60	44
International	411	411	420	383
(4) 2006 conformed to 2007 presentation.
(5) Includes other produced volumes (MBPD):
Athabasca oil sands (Canada)	29	16	31	20
Boscan Operating Service Agreement (Venezuela); converted to an equity affiliate effective October 2006.	—	107	—	110

Total	29	123	31	130

(6) Includes branded and unbranded gasoline.
(7) Includes volumes for buy/sell contracts (MBPD):
United States	—	—	—	53
International	—	—	—	49

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities  totaled $12.1 billion at June 30, 2007, up $700 million from year-end 2006. Cash provided by operating activities was $12.2 billion in the first six months of 2007. Operating activities in the first half of 2007 generated funds for the company’s capital and exploratory program, payment of dividends to stockholders, and repurchase of common stock.

Dividends  The company paid dividends of $2.35 billion to common stockholders during the first six months of 2007. In April 2007, the company increased the quarterly dividend on its common stock 11.5 percent to 58 cents per share.

Debt and Capital Lease and Minority Interest Obligations  Chevron’s total debt and capital lease obligations were $8.2 billion at June 30, 2007, vs. $9.8 billion at December 31, 2006. The company also had minority interest obligations of $209 million at June 30, 2007. In the second quarter of 2007, the company redeemed approximately $800 million of Texaco Capital Inc. debt and recognized an after-tax loss of approximately $160 million.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.4 billion at June 30, 2007, down from $6.6 billion at December 31, 2006. Of these amounts, $3.6 billion and $4.5 billion were reclassified to long-term at the end of each period, respectively. At June 30, 2007, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At June 30, 2007, the company had $5 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2007. In March 2007, the company filed with the Securities and Exchange Commission (SEC) an automatic registration statement that expires in March 2010. This registration statement is for an unspecified amount of non-convertible debt securities issued or guaranteed by the company. At the same time, the company withdrew three shelf registration statements on file with the SEC that had permitted the issuance of up to $3.8 billion of debt securities.

The company has outstanding public bonds issued by Chevron Corporation Profit Sharing/Savings Plan Trust Fund, Chevron Canada Funding Company (formerly Chevron Texaco Capital Company), Texaco Capital Inc. and Union Oil Company of California. All of these securities are guaranteed by Chevron Corporation and are rated AA by Standard and Poor’s Corporation and Aa2 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.

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

Common Stock Repurchase Program  In December 2006, the company authorized the acquisition of up to $5 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. During the second quarter 2007, 22 million shares were purchased at a cost of $1.75 billion. From the inception of the program in December 2006 through July 31, 2007, the company had purchased 45 million shares at a cost of $3.5 billion. The company expects to complete the $5 billion stock buyback program in the third quarter 2007 and to present a follow-on program for board approval by the end of the year.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.3 at June 30, 2007, unchanged from December 31, 2006. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At year-end 2006, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $4.8 billion. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 9.9 percent at June 30, 2007, compared with 12.5 percent at year-end 2006.

Pension Obligations  At the end of 2006, the company estimated it would contribute $500 million to employee pension plans during 2007 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through June 30, 2007, a total of $179 million was contributed (including $60 million to the U.S. plans). Estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures  Total expenditures, including the company’s share of spending by affiliates, were $8.6 billion in the first six months of 2007, compared with $7.4 billion in the corresponding 2006 period. The amounts included the company’s share of equity-affiliate expenditures of about $1.1 billion and $800 million in the 2007 and 2006 periods, respectively. Expenditures for upstream projects in 2007 were about $6.7 billion, representing 78 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

			Six Months
	Three Months Ended		Ended
	June 30		June 30
	2007	2006	2007	2006

United States
Upstream	$970	$1,151	$1,890	$1,971
Downstream	325	252	558	444
Chemicals	38	24	67	41
All Other	133	108	396	154

Total United States	1,466	1,535	2,911	2,610

International
Upstream	2,579	1,998	4,826	3,691
Downstream	460	767	809	1,039
Chemicals	11	11	22	17
All Other	—	—	3	2

Total International	3,050	2,776	5,660	4,749

Worldwide	$4,516	$4,311	$8,571	$7,359

Contingencies and Significant Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 85 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. Resolution of these actions may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future.

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

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2007, the company had paid approximately $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the indemnification expires. The acquirer shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of June 30, 2007.

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

Income Taxes  Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. Refer to Note 6 beginning on page 13 for a discussion of the periods for which tax returns have not been audited for the company’s major tax jurisdictions and a discussion for all tax jurisdictions of the differences between the amount of tax benefits recognized in the financial statements and the amount taken or expected to be taken in a tax return. The company does not expect settlement of income tax liabilities associated with uncertain tax positions will have a material effect on its consolidated financial position or liquidity.

Global Operations  Chevron and its affiliates conduct business activities in approximately 180 countries. Besides the United States, the company and its affiliates have significant operations in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, France, India, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Neutral Zone of Kuwait and Saudi Arabia, the Philippines, Qatar, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, Venezuela and Vietnam.

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

Equity Redetermination  For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million and estimates a maximum possible net before-tax amount that could be owed to the company at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

New Accounting Standards

FASB Statement No. 157, Fair Value Measurements (FAS 157)  In September 2006, the FASB issued FAS 157, which will become effective for the company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of FAS 157 in 2008 will depend on the company’s assets and liabilities at the time that they are required to be measured at fair value.

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

Information about market risks for the six months ended June 30, 2007, does not differ materially from that discussed under Item 7A of Chevron’s Annual Report on Form 10-K for 2006.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Chevron Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2007, have concluded that as of June 30, 2007, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2007, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2007, Chevron agreed to pay the Utah Division of Air Quality a civil penalty of $393,920 related to air violations associated with the fluid catalytic cracking unit at the company’s Salt Lake Refinery. The air violations are no longer continuing.

Item 1A.	Risk Factors

Chevron is a major fully integrated petroleum company with a diversified business portfolio, strong balance sheet, and history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the six months ended June 30, 2007, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s Annual Report on Form 10-K for 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

April 1-30, 2007	8,131,372	76.52	7,883,963	—
May 1-31, 2007	7,343,278	80.41	6,910,000	—
June 1-30, 2007	7,324,895	82.48	7,163,000	—

Total	22,799,545	79.69	21,956,963	(2)

(1)	Includes 74,198 common shares repurchased during the three-month period ended June 30, 2007, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 768,384 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended June 30, 2007.

(2)	In December 2006, the company authorized common stock repurchases of up to $5 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through June 30, 2007, $3.1 billion had been expended to repurchase 40,892,763 shares since the common stock repurchase program began.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on April 25, 2007.

	Number of Shares
	Voted For	Voted Against	Abstain

1. Election of Directors
Samuel H. Armacost	1,801,959,546	49,012,643	20,181,679
Linnet F. Deily	1,829,009,496	21,789,461	20,354,910
Robert E. Denham	1,811,866,818	38,620,767	20,666,283
Robert J. Eaton	1,812,288,005	38,637,121	20,228,743
Sam Ginn	1,815,494,868	34,807,808	20,851,194
Franklyn G. Jenifer	1,812,752,505	37,161,056	21,237,892
Sam Nunn	1,815,488,914	35,783,653	19,879,944
David J. O’Reilly	1,818,061,573	33,647,327	19,444,029
Donald B. Rice	1,822,229,538	28,824,316	20,099,377
Peter J. Robertson	1,819,834,401	31,968,650	19,350,640
Kevin W. Sharer	1,814,200,043	36,213,741	20,740,024
Charles R. Shoemate	1,826,385,366	24,257,763	20,510,031
Ronald D. Sugar	1,824,928,051	25,379,955	20,845,224
Carl Ware	1,823,685,610	27,156,035	20,311,468

	Number of Shares
				Represent Broker
	Voted For	Voted Against	Abstain	Non-Votes

2. Ratification of Independent Registered Public Accounting Firm	1,830,620,406	22,638,852	17,693,975	—
3. Board Proposal to Amend Company’s Restated Certificate of Incorporation to Repeal Supermajority Vote Provisions	1,807,745,057	38,952,500	24,455,438	—
4. Stockholder Proposal to Adopt Policy and Report on Human Rights	359,395,197	974,177,002	197,445,915	340,135,029
5. Stockholder Proposal to Report on Greenhouse Gas Emissions	111,947,070	1,209,667,901	209,401,019	340,129,993
6. A Stockholder Proposal to Adopt Policy and Report on Animal Welfare	94,666,670	1,204,732,884	231,614,990	340,129,693
7. Stockholder Proposal to Recommend Amendment to Company’s By-Laws to Separate the CEO/Chairman Positions	534,796,259	971,901,336	24,321,451	340,129,253
8. Stockholder Proposal to Amend Company’s By-Laws Relating to Stockholder Rights Plan Policy	238,660,323	1,247,944,654	43,597,694	340,946,462
9. Stockholder Proposal to Report on Host Country Environmental Laws	115,125,429	1,227,696,546	187,383,955	340,940,325

Item 5.	Other Information

Disclosure Regarding Nominating Committee Functions and Communications Between Security Holders and Board of Directors

No change.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(10.1)	Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/  M.A. Humphrey
M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 3, 2007

EXHIBIT INDEX

Exhibit
Number		Description

(4)		Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.
(10	.1)*	Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.
(12	.1)*	Computation of Ratio of Earnings to Fixed Charges
(31	.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31	.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32	.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32	.2)*	Section 1350 Certification by the company’s Chief Financial Officer

*	Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.