Form 10-Q
period 2007-09-30
CHEVRON CORP
filed 2007-11-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2007

Common stock, $.75 par value	2,111,441,921

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2007, and 2006	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2007, and 2006	4
	Consolidated Balance Sheet at September 30, 2007, and December 31, 2006	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007, and 2006	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signature		39
Exhibit:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45
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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; refining margins and marketing margins; chemicals prices and competitive conditions affecting supply and demand for aromatics, olefins and additives products; actions of competitors; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by OPEC (Organization of Petroleum Exporting Countries); the potential liability for remedial actions under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; government-mandated sales, divestitures, recapitalizations, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 31 and 32 of the company’s 2006 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues(1)(2)	$53,545	$52,977	$154,191	$158,654
Income from equity affiliates	1,160	1,080	2,991	3,176
Other income	468	155	2,312	542

Total Revenues and Other Income	55,173	54,212	159,494	162,372

Costs and Other Deductions
Purchased crude oil and products(2)	33,988	32,076	95,253	100,493
Operating expenses	4,397	3,650	12,134	10,532
Selling, general and administrative expenses	1,446	1,428	4,093	3,890
Exploration expenses	295	284	874	817
Depreciation, depletion and amortization	2,495	1,923	6,614	5,518
Taxes other than on income(1)	5,538	5,403	16,706	15,350
Interest and debt expense	22	104	159	359
Minority interests	25	20	72	68

Total Costs and Other Deductions	48,206	44,888	135,905	137,027

Income Before Income Tax Expense	6,967	9,324	23,589	25,345
Income Tax Expense	3,249	4,307	9,776	11,979

Net Income	$3,718	$5,017	$13,813	$13,366

Per Share of Common Stock:
Net Income
— Basic	$1.77	$2.30	$6.49	$6.09
— Diluted	$1.75	$2.29	$6.45	$6.06
Dividends	$0.58	$0.52	$1.68	$1.49
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,109,345	2,178,472	2,127,409	2,196,062
— Diluted	2,124,198	2,189,688	2,141,096	2,206,385

(1) Includes excise, value-added and similar taxes:	$2,550	$2,522	$7,573	$7,053
(2) Includes amounts in revenues for buy/sell contracts; associated costs are in “Purchased crude oil and products.” Refer to Note 9 on page 16	$—	$—	$—	$6,725

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Net Income	$3,718	$5,017	$13,813	$13,366

Currency translation adjustment	9	(1)	12	39
Unrealized holding gain (loss) on securities:
Net gain arising during period	12	—	27	2
Reclassification to net income of net realized loss (gain)	—	10	2	(95)

Total	12	10	29	(93)
Derivatives:
Net derivatives gain (loss) on hedge transactions	—	1	(10)	1
Reclassification to net income of net realized loss	13	6	12	81
Income taxes on derivatives transactions	(4)	(4)	(4)	(27)

Total	9	3	(2)	55
Defined benefit plans:
Minimum pension liability adjustment	—	1	—	—
Actuarial loss:
Amortization to net income of net actuarial loss	93	—	278	—
Actuarial gain arising during period	9	—	11	—
Prior service cost:
Amortization to net income of net prior service credits	(5)	—	(11)	—
Non-sponsored defined benefit plans	5	—	13	—
Income taxes on defined benefit plans	(31)	—	(98)	—

Total	71	1	193	—

Other Comprehensive Gain, Net of Tax	101	13	232	1

Comprehensive Income	$3,819	$5,030	$14,045	$13,367

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30	At December 31
	2007	2006
	(Millions of dollars, except per-share amounts)

ASSETS
Cash and cash equivalents	$7,950	$10,493
Marketable securities	794	953
Accounts and notes receivable, net	19,756	17,628
Inventories:
Crude oil and petroleum products	4,398	3,586
Chemicals	303	258
Materials, supplies and other	958	812

Total inventories	5,659	4,656
Prepaid expenses and other current assets	3,350	2,574

Total Current Assets	37,509	36,304
Long-term receivables, net	2,354	2,203
Investments and advances	19,819	18,552
Properties, plant and equipment, at cost	146,689	137,747
Less: accumulated depreciation, depletion and amortization	73,791	68,889

Properties, plant and equipment, net	72,898	68,858
Deferred charges and other assets	2,295	2,088
Goodwill	4,679	4,623

Total Assets	$139,554	$132,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$902	$2,159
Accounts payable	19,812	16,675
Accrued liabilities	4,185	4,546
Federal and other taxes on income	3,030	3,626
Other taxes payable	1,505	1,403

Total Current Liabilities	29,434	28,409
Long-term debt	4,708	7,405
Capital lease obligations	439	274
Deferred credits and other noncurrent obligations	13,182	11,000
Non-current deferred income taxes	11,770	11,647
Reserves for employee benefit plans	4,868	4,749
Minority interests	209	209

Total Liabilities	64,610	63,693

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at September 30, 2007, and December 31, 2006)	1,832	1,832
Capital in excess of par value	14,264	14,126
Retained earnings	78,668	68,464
Notes receivable — key employees	(1)	(2)
Accumulated other comprehensive loss	(2,404)	(2,636)
Deferred compensation and benefit plan trust	(454)	(454)
Treasury stock, at cost (331,234,659 and 278,118,341 shares at September 30, 2007, and December 31, 2006, respectively)	(16,961)	(12,395)

Total Stockholders’ Equity	74,944	68,935

Total Liabilities and Stockholders’ Equity	$139,554	$132,628

Refer to accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
	(Millions of dollars)

Operating Activities
Net income	$13,813	$13,366
Adjustments
Depreciation, depletion and amortization	6,614	5,518
Dry hole expense	324	278
Distributions less than income from equity affiliates	(1,070)	(661)
Net before-tax gains on asset retirements and sales	(2,099)	(63)
Net foreign currency effects	299	291
Deferred income tax provision	105	765
Net increase in operating working capital	(729)	(52)
Minority interest in net income	72	68
Increase in long-term receivables	(75)	(582)
(Increase) decrease in other deferred charges	(134)	410
Cash contributions to employee pension plans	(219)	(219)
Other	993	(540)

Net Cash Provided by Operating Activities	17,894	18,579

Investing Activities
Capital expenditures	(11,381)	(9,667)
Proceeds from asset sales	3,016	640
Net sales of marketable securities	123	48
Repayment of loans by equity affiliates	11	53
Redemption of securities by equity affiliates	—	400

Net Cash Used for Investing Activities	(8,231)	(8,526)

Financing Activities
Net payments of short-term obligations	(1,004)	(476)
Repayments of long-term debt and other financing obligations	(3,221)	(1,873)
Cash dividends	(3,577)	(3,274)
Dividends paid to minority interests	(58)	(40)
Net purchases of treasury shares	(4,442)	(3,351)

Net Cash Used For Financing Activities	(12,302)	(9,014)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	96	144

Net Change in Cash and Cash Equivalents	(2,543)	1,183
Cash and Cash Equivalents at January 1	10,493	10,043

Cash and Cash Equivalents at September 30	$7,950	$11,226

Refer to accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2006 Annual Report on Form 10-K. The results for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of future financial results.

Earnings for the third quarter 2007 included a $265 million gain on the sale of marketing assets in the Benelux region of Europe. Earnings for the first nine months of 2007 also included gains of $700 million on the sale of refining-related assets in the Netherlands and $680 million on the sale of the company’s holding of Dynegy Inc. common stock.

Note 2.	Information Relating to the Statement of Cash Flows

“Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended
	September 30
	2007	2006
	(Millions of dollars)

Increase in accounts and notes receivable	$(1,665)	$(1,130)
Increase in inventories	(1,099)	(1,087)
(Increase) decrease in prepaid expenses and other current assets	(332)	20
Increase in accounts payable and accrued liabilities	2,638	1,105
(Decrease) increase in income and other taxes payable	(271)	1,040

Net increase in operating working capital	$(729)	$(52)

In accordance with the cash-flow classification requirements of FAS 123(R), Share-Based Payment, the “Net decrease (increase) in operating working capital” includes reductions of $90 million and $60 million for excess income tax benefits associated with stock options exercised during the first nine months of 2007 and 2006, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended
	September 30
	2007	2006
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$193	$402
Income taxes	9,684	10,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended
	September 30
	2007	2006
	(Millions of dollars)

Marketable securities purchased	$(904)	$(820)
Marketable securities sold	1,027	868

Net sales of marketable securities	$123	$48

“Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $5.0 billion and $3.7 billion in the 2007 and 2006 periods, respectively. Purchases in the first nine months of 2007 were primarily under the company’s stock buyback program initiated in December 2006 and completed in September 2007. The purchases also included $100 million related to a program that began in September 2007. The 2006 purchases related to a program that began in December 2005 and was completed in November 2006.

The major components of “Capital expenditures” and the reconciliation of this amount to “Capital and exploratory expenditures, including equity affiliates” presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table:

	Nine Months Ended
	September 30
	2007	2006
	(Millions of dollars)

Additions to properties, plant and equipment	$10,633	$8,834
Additions to investments	619	780
Current year dry-hole expenditures	264	175
Payments for other liabilities and assets, net	(135)	(122)

Capital expenditures	11,381	9,667
Other exploration expenditures	550	539
Assets acquired through capital lease obligations	193	20

Capital and exploratory expenditures, excluding equity affiliates	12,124	10,226
Share of expenditures by equity affiliates	1,659	1,261

Capital and exploratory expenditures, including equity affiliates	$13,783	$11,487

Note 3.	Operating Segments and Geographic Data

Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages the investments in these subsidiaries and their affiliates. For this purpose, the investments are grouped as follows: upstream — exploration and production; downstream — refining, marketing and transportation; chemicals; and all other. The first three of these groupings represent the company’s “reportable segments” and “operating segments” as defined in Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131).

The segments are separately managed for investment purposes under a structure that includes “segment managers” who report to the company’s “chief operating decision maker” (CODM) (terms as defined in FAS 131). The CODM is the company’s Executive Committee, a committee of senior officers that includes the chief executive officer and which in turn reports to the Board of Directors of Chevron Corporation.

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

“All Other” includes the company’s investment in Dynegy Inc. until the time of its sale in May 2007, mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “International” (outside the United States).

Segment Earnings  The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt-financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by operating segment for the three- and nine-month periods ended September 30, 2007 and 2006, is presented in the following table:

Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Upstream
United States	$1,135	$1,269	$3,154	$3,384
International	2,296	2,234	6,823	6,849

Total Upstream	3,431	3,503	9,977	10,233

Downstream
United States	(110)	831	1,021	1,595
International	487	610	2,277	1,424

Total Downstream	377	1,441	3,298	3,019

Chemicals
United States	70	134	209	338
International	33	34	118	77

Total Chemicals	103	168	327	415

Total Segment Income	3,911	5,112	13,602	13,667

All Other
Interest Expense	(15)	(72)	(103)	(248)
Interest Income	114	107	327	280
Other	(292)	(130)	(13)	(333)

Net Income	$3,718	$5,017	$13,813	$13,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets  Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2007 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. In addition, the amounts at year-end 2006 include the company’s investment in Dynegy that was sold in May 2007. Segment assets at September 30, 2007, and December 31, 2006 follow:

Segment Assets

	At September 30	At December 31
	2007	2006
	(Millions of dollars)

Upstream
United States	$21,186	$20,727
International	55,796	51,844
Goodwill	4,679	4,623

Total Upstream	81,661	77,194

Downstream
United States	16,175	13,482
International	24,777	22,892

Total Downstream	40,952	36,374

Chemicals
United States	2,569	2,568
International	875	832

Total Chemicals	3,444	3,400

Total Segment Assets	126,057	116,968

All Other
United States	5,914	8,481
International	7,583	7,179

Total All Other	13,497	15,660

Total Assets — United States	45,844	45,258
Total Assets — International	89,031	82,747
Goodwill	4,679	4,623

Total Assets	$139,554	$132,628

Segment Sales and Other Operating Revenues  Upstream segment revenues are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, kerosene, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” includes revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating-segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2007 and 2006, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices.

Sales and Other Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(Millions of dollars)

Upstream
United States	$7,252	$7,470	$22,347	$21,683
International	8,297	8,400	24,394	24,286

Sub-total	15,549	15,870	46,741	45,969
Intersegment Elimination — United States	(3,049)	(2,786)	(8,036)	(7,650)
Intersegment Elimination — International	(4,828)	(4,828)	(13,743)	(13,073)

Total Upstream	7,672	8,256	24,962	25,246

Downstream
United States	19,611	18,985	54,561	59,131
International	25,750	25,344	73,294	73,209

Sub-total	45,361	44,329	127,855	132,340
Intersegment Elimination — United States	(110)	(141)	(377)	(401)
Intersegment Elimination — International	(1)	(11)	(16)	(27)

Total Downstream	45,250	44,177	127,462	131,912

Chemicals
United States	135	161	458	469
International	361	304	1,018	848

Sub-total	496	465	1,476	1,317
Intersegment Elimination — United States	(61)	(64)	(179)	(180)
Intersegment Elimination — International	(38)	(40)	(118)	(122)

Total Chemicals	397	361	1,179	1,015

All Other
United States	393	347	1,036	918
International	21	17	59	49

Sub-total	414	364	1,095	967
Intersegment Elimination — United States	(181)	(176)	(491)	(469)
Intersegment Elimination — International	(7)	(5)	(16)	(17)

Total All Other	226	183	588	481

Sales and Other Operating Revenues
United States	27,391	26,963	78,402	82,201
International	34,429	34,065	98,765	98,392

Sub-total	61,820	61,028	177,167	180,593
Intersegment Elimination — United States	(3,401)	(3,167)	(9,083)	(8,700)
Intersegment Elimination — International	(4,874)	(4,884)	(13,893)	(13,239)

Total Sales and Other Operating Revenues*	$53,545	$52,977	$154,191	$158,654

* Includes amounts in revenues for buy/sell contracts:	$—	$—	$—	$6,725
Refer to Note 9 on page 16 for a discussion on the company’s accounting for buy/sell contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Summarized Financial Data — Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds Chevron’s equity-method investment in the Chevron Phillips Chemical Company LLC (CPChem) joint venture and held the company’s equity-method investment in Dynegy Inc. until its sale in the second quarter 2007.

During the first nine months of 2007, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganization as if it had occurred on January 1, 2006. However, the financial information below may not reflect the financial position and operating results in the future or the historical results in the period presented if the reorganization actually had occurred on that date.

	Nine Months Ended September 30
	2007	2006
	(Millions of dollars)

Sales and other operating revenues	$110,421	$114,805
Costs and other deductions	105,577	108,295
Net income	4,294	4,650

	At September 30	At December 31
	2007	2006
	(Millions of dollars)

Current assets	$32,006	$26,096
Other assets	24,699	23,441
Current liabilities	18,693	16,899
Other liabilities	10,210	9,002

Net equity	$27,802	$23,636

Memo: Total debt	$3,659	$3,465

Note 5.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Sales and other operating revenues	$157	$175	$496	$505
Costs and other deductions	183	150	514	436
Net (loss) income	(25)	27	(14)	60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30	At December 31
	2007	2006
	(Millions of dollars)

Current assets	$349	$413
Other assets	340	345
Current liabilities	92	92
Other liabilities	195	250

Net equity	$402	$416

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2007.

Note 6.	Income Taxes

Effective January 1, 2007, the company implemented Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for income tax benefits that are uncertain in nature. This interpretation was intended by the standard-setters to address the diversity in practice that existed in this area of accounting for income taxes.

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

The company’s total amount of unrecognized tax benefits for numerous issues and all tax jurisdictions at January 1, 2007, was approximately $2.3 billion. The term “unrecognized tax benefits” in FIN 48 refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Interest and penalties are not included. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, the company believed none had a reasonable possibility of significantly increasing or decreasing the total amount of unrecognized tax benefits during 2007 or for the period one year after September 30, 2007. Substantially all of the estimated $2.3 billion of unrecognized tax benefits at January 1, 2007, would have an impact on the overall tax rate if subsequently recognized.

On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income tax expense.” As of January 1, 2007, accruals of approximately $130 million for anticipated interest and penalty obligations were included on the Consolidated Balance Sheet. For the third quarter and first nine months of 2007, income tax expense associated with interest and penalties was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the company received a final U.S. federal income tax audit report for years 2002 and 2003. The impact of the report on the total amount of unrecognized tax benefits as of September 30, 2007, was not significant.

Taxes on income for the third quarter and first nine months of 2007 were $3.2 billion and $9.8 billion, respectively, compared with $4.3 billion and $12 billion for the comparable periods in 2006. The associated effective tax rate for the third quarters of 2007 and 2006 were 47 percent and 46 percent, respectively. For the comparative nine-month periods, the effective tax rates were 41 percent and 47 percent, respectively. The primary reason for the lower average tax rate in the 2007 nine-month period was the impact of the sales of refining-related assets in the Netherlands and the company’s investment in Dynegy common stock. The 2006 period included the effect of one-time charges, mainly for an increase in tax rates on upstream operations in the U.K. North Sea.

Note 7.	Employee Benefits

The company has defined benefit pension plans for many employees and typically pre-funds these plans as required by local regulations or in certain situations where pre-funding provides economic advantages. In the United States, this includes all qualified plans subject to the Employee Retirement Income Security Act of 1974 (ERISA) minimum funding standard. The company does not typically fund domestic nonqualified pension plans that are not subject to funding requirements under applicable laws and regulations because contributions to these pension plans may be less economic and investment returns may be less attractive than the company’s other investment alternatives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2007 and 2006 were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Pension Benefits
United States
Service cost	$65	$57	$195	$171
Interest cost	120	121	362	347
Expected return on plan assets	(144)	(138)	(433)	(414)
Amortization of prior-service costs	11	12	34	35
Amortization of actuarial losses	32	28	96	107
Settlement losses	20	38	61	59

Total United States	104	118	315	305

International
Service cost	30	26	92	75
Interest cost	60	57	187	160
Expected return on plan assets	(62)	(61)	(192)	(164)
Amortization of transitional liabilities	—	1	—	1
Amortization of prior-service costs	5	4	13	10
Amortization of actuarial losses	20	18	60	51
Curtailment losses	—	—	3	—

Total International	53	45	163	133

Net Periodic Pension Benefit Costs	$157	$163	$478	$438

Other Benefits*
Service cost	$8	$7	$40	$27
Interest cost	46	46	138	133
Amortization of prior-service costs	(21)	(20)	(61)	(66)
Amortization of actuarial losses	21	22	61	77

Net Periodic Other Benefit Costs	$54	$55	$178	$171

*	Includes costs for U.S. and international plans for other postretirement benefits (OPEB). Obligations for plans outside the United States are not significant relative to the company’s total OPEB plans.

At the end of 2006, the company estimated it would contribute $500 million to employee pension plans during 2007 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through September 30, 2007, a total of $219 million was contributed (including $71 million to the U.S. plans) and total contributions for the full year are now estimated at $350 million. Actual contribution amounts may differ from this estimate and are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first nine months of 2007, the company contributed $138 million to its plans for other postretirement benefits. The company anticipates contributing an additional $50 million during the remainder of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, as amended by FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at September 30, 2007, was $1.46 billion, an increase of approximately $200 million from year-end 2006 due mainly to drilling activities in the United Kingdom, Angola and United States. For the category of exploratory well costs at year-end 2006 that were suspended more than one year, a total of $25 million was expensed in the first nine months of 2007.

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

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 87 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. Resolution of these actions may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future.

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

Securitization  The company securitizes certain retail and trade accounts receivable in its downstream business through the use of qualifying Special Purpose Entities (SPEs). At September 30, 2007, approximately $1.3 billion, representing about 7 percent of Chevron’s total current accounts and notes receivable balance, were securitized. These arrangements have the effect of accelerating Chevron’s collection of the securitized amounts. Chevron’s total estimated financial exposure under these securitizations at September 30, 2007, was approximately $130 million. In the event the SPEs experience major defaults in the collection of receivables, Chevron believes it would have no additional loss exposure connected with third-party investments in these securitizations.

During the third quarter 2007, the company entered into an agreement to sell its U.S. proprietary consumer credit card business and related retail accounts receivable and expects to record a gain upon the close of sale. The transaction is subject to obtaining necessary regulatory approvals. This transaction will include terminating the qualifying SPE associated with the retail accounts receivable in accordance with Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At September 30, 2007, approximately $670 million of these retail accounts receivable were securitized. The company will continue to securitize certain trade accounts receivable in its downstream business through the use of a SPE, and at September 30, 2007, approximately $640 million of these receivables were securitized.

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of September 2007, the company had paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the indemnification expires. The acquirer shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests  The company has commitments of $209 million related to minority interests in subsidiary companies.

Environmental  The company is subject to loss contingencies pursuant to environmental laws and regulations (both U.S. and international) that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state and international laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining operations, whether operating, closed or divested. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.

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

Note 12.	Employee Termination Benefits

The company recorded a before-tax charge of $69 million ($45 million after tax) in the third quarter 2007 associated with estimated termination benefits for approximately 700 downstream employees located primarily outside the United States. No payments to employees were made under this program during the third quarter. All employee terminations and benefit payments are expected to be completed during the first-half 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	New Accounting Standards

FASB Statement No. 157, Fair Value Measurements (FAS 157)  In September 2006, the FASB issued FAS 157, which will become effective for the company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. Based on estimates as of September 30, 2007, the company does not anticipate that the adoption of FAS 157 will have an impact on the company’s results of operations or consolidated financial position.

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

Third Quarter 2007 Compared with Third Quarter 2006
and Nine Months 2007 Compared with Nine Months 2006

Key Financial Results

Income by Business Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Income by Business Segment
Upstream — Exploration and Production
United States	$1,135	$1,269	$3,154	$3,384
International	2,296	2,234	6,823	6,849

Total Upstream	3,431	3,503	9,977	10,233

Downstream — Refining, Marketing and Transportation
United States	(110)	831	1,021	1,595
International	487	610	2,277	1,424

Total Downstream	377	1,441	3,298	3,019

Chemicals	103	168	327	415

Total Segment Income	3,911	5,112	13,602	13,667
All Other	(193)	(95)	211	(301)

Net Income*	$3,718	$5,017	$13,813	$13,366

* Includes foreign currency effects	$(92)	$(111)	$(350)	$(275)

Net income for the third quarter 2007 was $3.7 billion ($1.75 per share — diluted), compared with $5.0 billion ($2.29 per share — diluted) in the 2006 third quarter. Net income for the first nine months of 2007 was $13.8 billion ($6.45 per share — diluted), vs. $13.4 billion ($6.06 per share — diluted) in the corresponding 2006 period. In the following discussion, the term “earnings” is defined as segment income.

Upstream earnings in the third quarter 2007 were $3.4 billion, compared with $3.5 billion in the year-ago period. Earnings for the first nine months of 2007 were $10 billion, vs. $10.2 billion a year earlier.

Downstream earnings were $377 million in the third quarter 2007, down $1.1 billion from a year earlier due mainly to lower margins on the sale of refined products in the United States. Nine-month 2007 profits were $3.3 billion, vs. $3.0 billion in the corresponding 2006 period. Results for the 2007 nine-month period included gains of $965 million on the sale of refining and fuels marketing assets in the Benelux region of Europe.

Chemicals earned $103 million in the 2007 third quarter, down from $168 million a year earlier. For the nine-month periods, earnings were $327 million and $415 million in 2007 and 2006, respectively.

Refer to pages 24-28 for additional discussion of financial results for the business segments and “All Other” for the third quarter and nine months of 2007.

Business Environment and Outlook

Chevron is a global energy company with its most significant business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, France, India, Indonesia, Kazakhstan, Myanmar, the

Netherlands, Nigeria, Norway, the Partitioned Neutral Zone of Kuwait and Saudi Arabia, the Philippines, Qatar, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, Venezuela and Vietnam.

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

Chevron and the oil and gas industry at large continue to experience an increase in certain costs that exceeds the general trend of inflation in many areas of the world. This increase in costs is affecting the company’s operating expenses for all business segments and capital expenditures, particularly for the upstream business. The company’s operations, particularly upstream, can also be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. Civil unrest, acts of violence or strained relations between a government and the company or other governments may affect the company’s operations or investments. Those developments have at times significantly affected the company’s related operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries.

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

The company also continually evaluates opportunities to dispose of assets that are not key to providing sufficient long-term value, or to acquire assets or operations complementary to its asset base to help augment the company’s growth. In March 2007, the company sold its 31 percent ownership interest in the Nerefco Refinery and related assets in the Netherlands. Fuels marketing assets were sold in Uruguay in June 2007 and in Belgium, Luxembourg and the Netherlands in August 2007. Other asset dispositions and restructurings may occur in future periods and could result in significant gains or losses.

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

Price levels for capital and exploratory costs and operating expenses associated with the efficient production of crude oil and natural gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also prices charged by the industry’s product- and service-providers, which can be affected by the volatility of the industry’s own supply and demand conditions for such products and services. The oil and gas industry worldwide has experienced significant price increases for these items since 2005, and future price increases may continue to exceed the general level of inflation. Capital and exploratory expenditures and operating expenses also can be affected by damages to production facilities caused by severe weather or civil unrest.

During 2006 and the first nine months of 2007, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged $66 per barrel. The price for WTI at the end of October 2007 was about $95 per barrel. Worldwide crude oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

As in 2006, a wide differential in prices existed during the first nine months of 2007 between high-quality (i.e., high-gravity, low sulfur) crude oils and those of lower quality (i.e., low-gravity, heavier types of crude). The price for the heavier crudes has been dampened because of ample supply and lower relative demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (i.e., motor gasoline, jet fuel, aviation gasoline and diesel fuel). The price for higher-quality crude oil has remained high, as the demand for light products, which can be more easily manufactured by refineries from high-quality crude oil, has been strong worldwide. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone of Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 31 for the company’s average U.S. and international crude oil prices.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply and demand conditions in those markets. In the United States, benchmark prices at Henry Hub averaged about $7 per thousand cubic feet (MCF) in the first nine months of 2007, compared with $6.40 for the first nine months of 2006. At the end of October, the Henry Hub spot price was $7.16 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest.

Certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances, typically resulting in significantly lower average sales prices for the company’s production of natural gas. (Refer to page 31 for the company’s average natural gas prices for the U.S. and international regions.) Additionally, excess-supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of the lack of infrastructure to transport and receive liquefied natural gas.

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

In the first nine months of 2007, the company’s worldwide oil-equivalent production averaged approximately 2.6 million barrels per day. Production for the remainder of the year is not expected to vary significantly from this level. This production outlook is subject to many uncertainties, including quotas that may be imposed by OPEC, the price effect on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on scope of company operations, delays in project start-ups, and production disruptions that could be caused by severe weather, local civil unrest and changing geopolitics. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Most of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally are made well in advance of the start of the associated crude oil and natural gas production.

Approximately 28 percent of the company’s net oil-equivalent production in the first nine months of 2007 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone of Saudi Arabia and Kuwait, compared with 25 percent in the prior year period. In October 2006, OPEC announced its decision to reduce OPEC-member production quotas by 1.2 million barrels of crude oil per day, or 4.4 percent, from a production level of 27.5 million barrels, effective November 1, 2006. In December 2006, OPEC announced an additional quota reduction of 500,000 barrels of crude oil per day, effective February 1, 2007, but in September 2007 announced its intention to reverse this quota reduction effective November 1, 2007. OPEC quotas did not significantly affect Chevron’s production level in the first nine months of 2007. The impact of quotas on the company’s production in future periods is uncertain.

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

In February 2007, the President of Venezuela issued a decree announcing the government’s intention for PDVSA to take over operational control of all Orinoco Heavy Oil Associations effective May 1, 2007, and to increase its ownership in all such Associations to a minimum of 60 percent. The decree included Chevron’s 30 percent-owned Hamaca project. In April 2007, Chevron signed a memorandum of understanding (MOU) with PDVSA that summarized the ongoing discussions to transfer control of Hamaca operations in accordance with the February decree. As provided in the MOU, a PDVSA-controlled transitory operational committee, on which Chevron has representation, assumed responsibility for daily operations on May 1, 2007. The MOU stipulates that terms of existing contracts were to remain in place during the transition period. In June 2007, Chevron signed an MOU with a Venezuelan government-owned entity that provided for Chevron to retain its 30 percent interest in the Hamaca project. The company expects conversion of the project to be finalized by the end of 2007. The company does not expect the final terms of the agreement will have a material effect on Chevron’s results of operations, consolidated financial position or liquidity.

Refer to the Results of Operations on pages 25 through 26 for additional discussion of the company’s upstream business.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, sub-Saharan Africa and the United Kingdom. Chevron operates or has ownership interests in refineries in each of these areas, except Latin America. For the industry, refined-product margins were generally higher in the first nine months of 2007 than a year earlier, although margins for the U.S. West Coast were off sharply in the third quarter. For the company, U.S. refined-product margins during the first nine months of 2007 were also negatively affected by planned and unplanned downtime at its three largest U.S. refineries.

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

Operating Developments

Noteworthy operating developments and events in recent months included the following:

Upstream and Geothermal

•	Thailand — Reached agreement with Ministry of Energy on 10-year lease extensions to 2022 for four Gulf of Thailand production blocks in which Chevron has working interests ranging between 70 percent and 80 percent.

•	Australia — Received government environmental approvals for development of the 50 percent-owned and operated Gorgon natural gas development project.

•	Angola — Discovered crude oil at the 31 percent-owned and operated Malange-1 well located in Angola’s Block 14.

•	United States — Announced that first production from the Tahiti project in the deepwater Gulf of Mexico is expected by the third quarter of 2009, approximately one year later than originally planned due to metallurgical problems with mooring shackles for the floating production facility.

•	Indonesia — Commenced commercial operation of the Darajat III geothermal power plant in Garut, West Java, Indonesia.

Downstream

•	South Korea — Completed construction and began a phased commissioning of new facilities associated with a $1.5 billion upgrade of the company’s 50 percent-owned GS Caltex Yeosu Refinery.

•	United States — Approved plans at the company’s refinery in Pascagoula, Mississippi, for the construction of the $500 million Continuous Catalyst Regeneration project, which is expected to increase gasoline production by 10 percent, or 600,000 gallons per day, by mid-2010.

•	Europe — Completed the sale of the company’s fuels marketing business in Belgium, Luxembourg and the Netherlands.

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

Upstream

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

U.S. Upstream Income	$1,135	$1,269	$3,154	$3,384

U.S. upstream income of $1.14 billion in the third quarter 2007 decreased $134 million from the same period last year. The decline was mainly associated with charges of approximately $100 million for adjustments to asset retirement obligations that have been retained after properties were sold. Higher prices for crude oil and natural gas liquids increased earnings about $100 million between periods; however, this benefit was more than offset by the impacts of lower oil-equivalent production, higher operating expenses and lower prices for natural gas.

Nine-month earnings of $3.15 billion declined from $3.38 billion a year earlier due mainly to lower production and prices of natural gas. Although the 2006 period included $300 million of charges for the uninsured cost of damages from 2005 hurricanes in the Gulf of Mexico, operating expenses in 2007 were marginally higher. Partially offsetting these adverse effects were gains on asset sales in the second quarter 2007.

The average liquids realization in the third quarter 2007 was $66.53 per barrel, up from $61.99 a year earlier. For the comparable nine-month periods, the average realization of $57.94 was down slightly from $58.58. The average natural gas realization for the third quarter 2007 was $5.43 per thousand cubic feet, compared with $5.93 in the 2006 corresponding quarter. For the nine months of 2007, the average natural gas realization was $6.13, vs. $6.41 in the year-ago period.

Net oil-equivalent production was 741,000 barrels per day in the third quarter 2007, down 4 percent or 31,000 barrels per day from the corresponding period in 2006. Nine-month production was 747,000 barrels per day in 2007, down 2 percent from a year earlier. The net liquids component of oil-equivalent production decreased about 1 percent for the quarter to 458,000 barrels per day. For the nine-month period, net liquids production increased less than 1 percent to 462,000 barrels per day. Net natural gas production averaged 1.7 billion cubic feet per day for the quarter and the nine months of 2007, down about 8 percent and 6 percent, respectively, from the comparative 2006 periods due to normal field declines.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

International Upstream Income*	$2,296	$2,234	$6,823	$6,849

* Includes foreign currency effects	$(99)	$(100)	$(329)	$(319)

International upstream income was $2.30 billion in the third quarter 2007, up slightly from $2.23 billion in the 2006 quarter. Higher prices for crude oil and natural gas increased earnings by about $300 million between periods. However, this benefit was largely offset by lower sales volumes due to the timing of certain cargo liftings and higher operating and depreciation expenses. Included in the 2007 quarter were nonrecurring charges of approximately $250 million related to asset write-downs and income tax items, compared with charges for income tax items a year earlier of about $300 million.

Income was $6.8 billion for both the 2007 and 2006 nine-month periods. Higher sales volumes of crude oil and natural gas increased earnings in 2007 by about $350 million, but this benefit was offset by operating and depreciation expenses.

The average liquids realization for the third quarter 2007 was $67.11 per barrel, vs. $61.90 in the 2006 period. For the nine-month periods, the average realization in 2007 was $59.74, relatively unchanged from $59.70. The average natural gas realization in the 2007 third quarter was $3.78 per thousand cubic feet, up from $3.66 in the third quarter last year. The average natural gas realization was $3.75 per thousand cubic feet for both nine-month periods.

Net oil-equivalent production, including volumes from oil sands in Canada, was 1,850,000 barrels per day in the third quarter 2007, down 78,000 from the 2006 third quarter. Production for the first nine months of 2007 was 1,874,000 barrels per day, down 34,000 from the first nine months of 2006. The declines for both comparative periods were associated with the October 2006 conversion of operating service agreements in Venezuela to joint-stock companies, which reduced reported liquids production by approximately 85,000 barrels per day in both 2007 periods. For the first nine months of 2007, production increased in Angola, Bangladesh, Kazakhstan and Azerbaijan.

The net liquids component of oil-equivalent production was 1.3 million barrels per day for both the third quarter and first nine months 2007, about 8 percent and 4 percent lower than the corresponding 2006 periods. Net natural gas production of 3.3 billion cubic feet per day in the third quarter and first nine months 2007 increased 5 percent and 4 percent, respectively, from the year-earlier periods.

Downstream

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

U.S. Downstream (Loss) Income	$(110)	$831	$1,021	$1,595

U.S. downstream incurred a loss of $110 million in the third quarter 2007, compared with income of $831 million a year earlier. The decline was mainly the result of weaker margins for refined products and refinery downtime. Results for the 2007 quarter included approximately $50 million of charges primarily associated with environmental remediation costs.

For the first nine months of 2007, earnings were $1.02 billion, compared with $1.60 billion in the corresponding period of 2006. The decline was associated with the weaker margins and refinery downtime experienced in the 2007 third quarter. Prior to the third quarter, earnings had increased from a year earlier due mainly to improved margins on the sale of refined products.

Crude-oil inputs of 799,000 barrels per day to the company’s refineries decreased 17 percent in the 2007 third quarter. The decrease was primarily due to the effects of a planned crude-unit shutdown at the refinery in El Segundo, California, and a mid-August fire at the refinery in Pascagoula, Mississippi. The crude unit damaged in the fire is expected to be out of service until the first quarter of next year. Crude-oil inputs of 804,000 barrels per day in the first nine months of 2007 decreased about 15 percent from the corresponding 2006 period. Besides the referenced outages in 2007 at El Segundo and Pascagoula, the company’s refinery in Richmond, California, underwent a planned turnaround in the first quarter of this year.

Refined-product sales volumes in the third quarter 2007 decreased by about 3 percent from a year earlier to 1,450,000 barrels per day, primarily on a decline in sales of gas oil and jet fuel. For the nine-month period, refined-product sales volumes of 1,468,000 barrels per day were 2 percent lower due to an accounting change effective April 1, 2006, that requires the netting of certain purchase and sale contracts with the same counterparty. (Refer also to Note 9 — Accounting for Buy/Sell Contracts beginning on page 16 for more information.) Prior to that time, transactions for these contracts were reported as both a purchase and a sale. Excluding the impact of this accounting standard, sales of refined products were flat between nine-month periods. Branded gasoline sales increased 3 percent for the quarterly and nine-month periods.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

International Downstream Income*	$487	$610	$2,277	$1,424

* Includes foreign currency effects	$5	$(21)	$(25)	$2

International downstream earned $487 million in the 2007 quarter, a decrease of $123 million from the year-ago period. Earnings in 2007 included a $265 million gain on the sale of the company’s fuels marketing business in Belgium, Luxembourg and the Netherlands, which was partially offset by about $100 million of charges for asset write-downs and employee termination benefits. Otherwise, refined-product margins declined significantly between periods.

Earnings for the nine months of 2007 were $2.28 billion, up about $850 million from the 2006 period. Results for 2007 included gains on asset sales of approximately $1 billion. Besides the referenced sale in the third quarter, a gain of about $700 million was recorded in the first quarter on the sale of the company’s interest in a refinery and related assets in the Netherlands. Operating expenses and average margins on the sales of refined products were both higher between periods.

The company’s share of refinery crude-oil inputs was 1,043,000 barrels per day for the third quarter 2007, a 1 percent decrease from a year earlier. The effect of the refinery sale in the Netherlands was substantially offset by higher crude inputs at most of the company’s other refineries. For the nine months of 2007, crude-oil inputs were 1,018,000 barrels per day, down 5 percent from the previous period, mainly due to the sale of the company’s interest in a Netherlands refinery.

Total refined-product sales volumes decreased by 4 percent in the 2007 third quarter to 2,038,000 barrels per day, due largely to the sale of the fuels marketing business in the Benelux region. For the first nine months of 2007, refined-product sales of 2,019,000 barrels per day decreased by about 6 percent from a year earlier, largely due to the sale of marketing and refining assets in Europe and to the accounting-standard change for buy/sell contracts.

Chemicals

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Income*	$103	$168	$327	$415

* Includes foreign currency effects	$3	$4	$2	$(7)

Chemical operations earned $103 million in the third quarter 2007, compared with $168 million in the 2006 period. For the nine months, earnings decreased $88 million to $327 million. Results for both 2007 periods included an approximate $40 million charge for the cost of environmental remediation. In both periods, the benefit of improved margins on sales of lubricant and fuel additives by the company’s Oronite subsidiary was more than offset by the effect of lower margins on sales of commodity chemicals by the 50 percent-owned Chevron Phillips Chemical Company LLC.

All Other

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

(Charges) Income — Net*	$(193)	$(95)	$211	$(301)

* Includes foreign currency effects	$(1)	$6	$2	$49

All Other includes the company’s interest in Dynegy prior to its sale in May 2007, mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Net charges in the third quarter 2007 were $193 million, an increase of $98 million from the year-ago period due mainly to an increase in various corporate expenses, including income taxes. For the nine months of 2007, income of $211 million included a $680 million gain on the sale of the company’s investment in Dynegy common stock, a loss of approximately $160 million associated with the early redemption of Texaco Capital Inc. bonds and an increase in environmental remediation expenses for former Texaco and Unocal sites that had been closed or sold. The nine months of 2006 included a $70 million gain from the redemption of Unocal debt.

Consolidated Statement of Income

Explanations are provided below of variations between periods for certain income statement categories:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Sales and other operating revenues*	$53,545	$52,977	$154,191	$158,654

* Includes amount for buy/sell contracts	$—	$—	$—	$6,725

Sales and other operating revenues increased about 1 percent in the third quarter 2007 as a result of higher prices for crude oil, refined products and natural gas liquids, partially offset by lower sales volumes. For the nine-month period, sales and other operating revenues decreased due to an accounting-standard change effective in the second quarter 2006 for certain purchase-and-sale contracts with the same counterparty.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Income from equity affiliates	$1,160	$1,080	$2,991	$3,176

The increase in income from equity affiliates in the third quarter 2007 reflected income from Petroboscan (Venezuela) and higher earnings from Hamaca and Tengizchevroil (Kazakhstan), partially offset by lower profits from downstream and chemical affiliates. The decrease in the nine-month 2007 period reflected lower earnings from Chevron Phillips Chemical Company LLC and Dynegy (sold in May 2007), partially offset by improved earnings from Tengizchevroil and Petroboscan, which was converted from an operating service agreement to a joint-stock company in October 2006.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Other income	$468	$155	$2,312	$542

Other income in the third quarter 2007 increased mainly due to a gain on sale of marketing assets in the Benelux region of Europe. Income for the nine months of 2007 also included a gain on the sale of the company’s 31 percent interest in a refinery and related assets in the Netherlands and $680 million gain on sale of Dynegy stock. These gains were partially offset by a second quarter 2007 loss related to the early redemption of Texaco bonds and the absence of the second quarter 2006 gain from the redemption of Unocal debt.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Purchased crude oil and products	$33,988	$32,076	$95,253	$100,493

Crude oil and product purchases increased marginally in the third quarter 2007 due mainly to higher prices for crude oil. Purchases for the nine-month period declined mainly as a result of an accounting-standard change effective April 1, 2006, for certain purchase-and-sale contracts with the same counterparty.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,843	$5,078	$16,227	$14,422

Operating, selling, general and administrative expenses in the third quarter and first nine months of 2007 increased 15 percent and 13 percent, respectively, from the year-ago periods. Higher amounts in 2007 included costs of employee payroll and contract labor. Operating expenses in the 2006 second quarter included significant costs associated with hurricanes that occurred in 2005.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Exploration expenses	$295	$284	$874	$817

Exploration expenses increased between the quarterly periods due mainly to geological and geophysical costs for operations outside the United States. The increase in the nine-month period related primarily to well write-offs.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Depreciation, depletion and amortization	$2,495	$1,923	$6,614	$5,518

The increase in depreciation, depletion and amortization in both comparative periods was mainly attributable to higher depreciation rates for certain oil and gas producing fields and an increase in charges related to asset write-downs.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Taxes other than on income	$5,538	$5,403	$16,706	$15,350

Taxes other than on income increased in 2007 mainly due to higher duties in the company’s European downstream operations.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Interest and debt expense	$22	$104	$159	$359

Interest and debt expense in 2007 decreased primarily due to lower debt levels and higher amounts of interest capitalized.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

Income tax expense	$3,249	$4,307	$9,776	$11,979

Effective income tax rates for the third quarters of 2007 and 2006 were 47 percent and 46 percent, respectively. For the year-to-date periods, the effective tax rates were 41 percent and 47 percent, respectively. The primary reason for the lower effective tax rate in the 2007 nine-month period was the impact of the sales of refining-related assets in the Netherlands and the company’s investment in Dynegy common stock. The 2006 period included the effect of one-time charges, mainly for an increase in tax rates on upstream operations in the U.K. North Sea.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	458	464	462	460
Net natural gas production (MMCFPD)(3)	1,695	1,846	1,707	1,820
Net oil-equivalent production (MBOEPD)	741	772	747	763
Sales of natural gas (MMCFPD)	7,428	7,851	7,810	7,077
Sales of natural gas liquids (MBPD)	154	125	155	121
Revenue from net production
Liquids ($/Bbl.)	$66.53	$61.99	$57.94	$58.58
Natural gas ($/MCF)	$5.43	$5.93	$6.13	$6.41
International Upstream
Net crude oil and natural gas liquids production (MBPD)	1,274	1,267	1,296	1,245
Net natural gas production (MMCFPD)(3)	3,288	3,119	3,291	3,172
Net oil-equivalent production (MBOEPD)(4)	1,850	1,928	1,874	1,908
Sales of natural gas (MMCFPD)	3,646	3,367	3,791	3,443
Sales of natural gas liquids (MBPD)	117	105	116	101
Revenue from liftings
Liquids ($/Bbl.)	$67.11	$61.90	$59.74	$59.70
Natural gas ($/MCF)	$3.78	$3.66	$3.75	$3.75
U.S. and International Upstream
Total net oil-equivalent production, including other produced volumes (MBOEPD)(3)(4)	2,591	2,700	2,621	2,671
U.S. Downstream
Gasoline sales (MBPD)(5)	731	720	734	718
Other refined-product sales (MBPD)	719	782	734	783

Total(6)	1,450	1,502	1,468	1,501
Refinery input (MBPD)	799	967	804	947
International Downstream
Gasoline sales (MBPD)(5)	481	472	471	490
Other refined-product sales (MBPD)	1,056	1,138	1,068	1,163
Share of affiliate sales (MBPD)(7)	500	506	480	486

Total(6)	2,037	2,116	2,019	2,139
Refinery input (MBPD)	1,043	1,055	1,018	1,067

(1) Includes interest in affiliates.
(2) MBPD — Thousands of barrels per day; MMCFPD — Millions of cubic feet per day; Bbl. — Barrel; MCF — Thousands of cubic feet; Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — Thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	64	71	62	53
International	422	408	421	391
(4) Includes other produced volumes (MBPD):
Athabasca oil sands (Canada)	28	33	30	25
Boscan Operating Service Agreement (Venezuela); converted to an equity affiliate effective October 2006	—	108	—	109

Total	28	141	30	134

(5) Includes branded and unbranded gasoline.
(6) Includes volumes for buy/sell contracts (MBPD):
United States	—	—	—	35
International	—	—	—	32
(7) 2006 conformed to 2007 presentation.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $8.7 billion at September 30, 2007, down $2.7 billion from year-end 2006. Cash provided by operating activities was $17.9 billion in the first nine months of 2007. Operating activities in the first nine months of 2007 generated funds for the company’s capital and exploratory program and payment of dividends to stockholders.

Dividends  The company paid dividends of $3.6 billion to common stockholders during the first nine months of 2007. In April 2007, the company increased the quarterly dividend on its common stock 11.5 percent to 58 cents per share.

Debt and Capital Lease and Minority Interest Obligations  Chevron’s total debt and capital lease obligations were $6.0 billion at September 30, 2007, vs. $9.8 billion at December 31, 2006. The company also had minority interest obligations of $209 million at September 30, 2007. In the third quarter of 2007, $2 billion of Chevron Canada Funding Company bonds matured.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.3 billion at September 30, 2007, down from $6.6 billion at December 31, 2006. Of these amounts, $3.4 billion and $4.5 billion were reclassified to long-term at the end of each period, respectively. At September 30, 2007, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At September 30, 2007, the company had $5 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2007. In March 2007, the company filed with the Securities and Exchange Commission (SEC) an automatic registration statement that expires in March 2010. This registration statement is for an unspecified amount of non-convertible debt securities issued or guaranteed by the company. At the same time, the company withdrew three shelf registration statements on file with the SEC that had permitted the issuance of up to $3.8 billion of debt securities.

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

Common Stock Repurchase Programs  A $5 billion stock repurchase program initiated in December 2006 was completed in September 2007, with a total of 62.8 million shares acquired. Upon completion of this program, the company authorized the acquisition of up to an additional $15 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. As of September 30, 2007, a total of about 1.1 million shares had been acquired under the new program for $100 million.

For the nine months of 2007, a total of 62.6 million shares were acquired under both programs at a cost of $5.0 billion.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.3 at September 30, 2007, unchanged from December 31, 2006. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At year-end 2006, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $6.0 billion. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 7.5 percent at September 30, 2007, compared with 12.5 percent at year-end 2006.

Pension Obligation  At the end of 2006, the company estimated it would contribute $500 million to employee pension plans during 2007 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through September 30, 2007, a total of $219 million was contributed (including $71 million to the U.S. plans), and contributions for the full year are now estimated at $350 million. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures   Total expenditures, including the company’s share of spending by affiliates, were $13.8 billion in the first nine months of 2007, compared with $11.5 billion in the corresponding 2006 period. The amounts included the company’s share of equity-affiliate expenditures of about $1.7 billion and $1.3 billion in the 2007 and 2006 periods, respectively. Expenditures for upstream projects in 2007 were about $10.9 billion, representing about 80 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(Millions of dollars)

United States
Upstream	$1,309	$1,036	$3,199	$3,007
Downstream	392	279	950	723
Chemicals	52	45	119	86
All Other	163	113	559	267

Total United States	1,916	1,473	4,827	4,083

International
Upstream	2,859	2,272	7,685	5,963
Downstream	423	363	1,232	1,402
Chemicals	13	15	35	32
All Other	1	5	4	7

Total International	3,296	2,655	8,956	7,404

Worldwide	$5,212	$4,128	$13,783	$11,487

Contingencies and Significant Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 87 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. Resolution of these actions may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future.

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

Securitization  The company securitizes certain retail and trade accounts receivable in its downstream business through the use of qualifying Special Purpose Entities (SPEs). At September 30, 2007, approximately $1.3 billion, representing about 7 percent of Chevron’s total current accounts and notes receivable balance, were securitized. These arrangements have the effect of accelerating Chevron’s collection of the securitized amounts. Chevron’s total estimated financial exposure under these securitizations at September 30, 2007, was approximately $130 million. In the event the SPEs experience major defaults in the collection of receivables, Chevron believes it would have no additional loss exposure connected with third-party investments in these securitizations.

During the third quarter 2007, the company entered into an agreement to sell its U.S. proprietary consumer credit card business and related retail accounts receivable and expects to record a gain upon the close of sale. The transaction is subject to obtaining necessary regulatory approvals. This transaction will include terminating the qualifying SPE associated with the retail accounts receivable in accordance with Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At September 30, 2007, approximately $670 million of these retail accounts receivable were securitized. The company will continue to securitize certain trade accounts receivable in its downstream business through the use of a SPE, and at September 30, 2007, approximately $640 million of these receivables were securitized.

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of September 2007, the company had paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the indemnification expires. The acquirer shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of September 30, 2007.

Minority Interests  The company has commitments of $209 million related to minority interests in subsidiary companies.

Environmental  The company is subject to loss contingencies pursuant to environmental laws and regulations (both U.S. and international) that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemical or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state and international laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining operations, whether operating, closed or divested. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.

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

New Accounting Standards

FASB Statement No. 157, Fair Value Measurements (FAS 157)  In September 2006, the FASB issued FAS 157, which will become effective for the company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. Based on estimates as of September 30, 2007, the company does not anticipate that the adoption of FAS 157 will have an impact on the company’s results of operations or consolidated financial position.

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

Information about market risks for the nine months ended September 30, 2007, does not differ materially from that discussed under Item 7A of Chevron’s Annual Report on Form 10-K for 2006.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Chevron Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2007, have concluded that as of September 30, 2007, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2007, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Information about risk factors for the nine months ended September 30, 2007, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s Annual Report on Form 10-K for 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

July 1-31, 2007	4,658,941	88.16	4,255,000	—
August 1-31, 2007	11,688,592	84.09	11,465,000	—
September 1-30, 2007	7,397,290	90.63	7,305,673	—

Total	23,744,823	86.93	23,025,673	(2)

(1)	Includes 68,495 common shares repurchased during the three-month period ended September 30, 2007, from company employees for required personal income tax withholdings on the exercise of the stock options issued to employees under the company’s long-term incentive plans. Also includes 650,655 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended September 30, 2007.

(2)	In December 2006, the company announced a $5 billion common stock repurchase program. The program was completed on September 25, 2007, at which time 62,847,990 shares had been repurchased for a total of $5 billion.

In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through September 30, 2007, a total of 1,070,446 shares were acquired under this program for $100 million.

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
(Principal Accounting Officer and
Duly Authorized Officer)

Date: November 6, 2007

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