Form 10-K/A
period 2007-12-31
CHEVRON CORP
filed 2008-03-27
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Notice of the 2008 Annual Meeting and 2008 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, in connection with the company’s 2008 Annual Meeting of Stockholders (in Part III)

Explanatory Note
The Registrant is filing this Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2007 in order to enhance the resolution of maps and adjust the alignment of a table. These adjustments were made necessary due to errors that occurred during the electronic transmission of the EDGAR-formatted file by the Registrant's financial printer. In Part I — Item 1(b) on pages 10, 11, 13, 15, 16, 17, 18, 20, 21 and 22 of this amended filing the maps were enlarged to improve clarity for the reader. In MD&A on page FS-8 of this amended filing the “All Other” table was realigned to not overlap the “Worldwide Chemicals Earnings” graph.
Except as described above, the Registrant has made no other changes.

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

Azerbaijan: Chevron holds a 10 percent nonoperated working interest in the Azerbaijan International Operating Company (AIOC), which produces crude oil in the Caspian Sea from the Azeri-Chirag-Gunashli (ACG) project. Chevron also has a 9 percent interest in the Baku-Tbilisi-Ceyhan (BTC) affiliate, which transports AIOC production by pipeline from Baku, Azerbaijan, through Georgia to Mediterranean deepwater port facilities in Ceyhan, Turkey. (Refer to “Pipelines” under “Transportation Operations” beginning on page 28 for a discussion of the BTC operations.)

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

Transportation Operations

Pipelines: Chevron owns and operates an extensive system of crude oil, refined products, chemicals, natural gas liquids and natural gas pipelines in the United States. The company also has direct or indirect interests in other U.S. and international pipelines. The company’s ownership interests in pipelines are summarized in the table below.
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

In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a government and the company or other governments may affect the company’s operations. Those developments have, at times, significantly affected the company’s related operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries. At December 31, 2007, 26 percent of the company’s proved reserves were located in Kazakhstan. The company also has significant interests in Organization of Petroleum Exporting Countries (OPEC)–member countries including Angola, Indonesia, Nigeria and Venezuela. Twenty-eight percent of the company’s net proved reserves, including affiliates, were located in OPEC countries at December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2008.

Chevron Corporation

By	/s/ David J. O’Reilly
David J. O’Reilly, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 2008.

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

	Consolidated Companies			Affiliated Companies
Millions of dollars	2007	2006	2005	2007	2006	2005

Present Value at January 1	$65,820	$84,287	$48,134	$26,535	$26,769	$14,920

Sales and transfers of oil and gas produced net of production costs	(34,957)	(32,690)	(26,145)	(4,084)	(3,180)	(2,712)
Development costs incurred	10,468	8,875	5,504	889	721	810
Purchases of reserves	780	580	25,307	7,711	1,767	–
Sales of reserves	(425)	(306)	(2,006)	(7,767)	–	–
Extensions, discoveries and improved recovery less related costs	3,664	4,067	7,446	–	–	–
Revisions of previous quantity estimates	(7,801)	7,277	(13,564)	(1,333)	(967)	(2,598)
Net changes in prices, development and production costs	74,900	(24,725)	61,370	23,616	(837)	19,205
Accretion of discount	12,196	14,218	8,160	3,745	3,673	2,055
Net change in income tax	(27,596)	4,237	(29,919)	(7,554)	(1,411)	(4,911)

Net change for the year	31,229	(18,467)	36,153	15,223	(234)	11,849

Present Value at December 31	$97,049	$65,820	$84,287	$41,758	$26,535	$26,769

               EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Chevron Corporation, dated May 1, 2007, filed as Exhibit 3.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.

3.2	By-Laws of Chevron Corporation, as amended January 30, 2008, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K dated February 1, 2008, and incorporated herein by reference.

4	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.

10.1	Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan filed as Exhibit 10.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.

10.2	Management Incentive Plan of Chevron Corporation filed as Exhibit 10.3 to Chevron Corporation’s Current Report on Form 8-K dated December 6, 2006, and incorporated herein by reference.

10.4	Chevron Corporation Long-Term Incentive Plan filed as Exhibit 10.4 to Chevron Corporation’s Current Report on Form 8-K dated December 6, 2006, and incorporated herein by reference.

10.6	Chevron Corporation Deferred Compensation Plan for Management Employees, as amended and restated on December 7, 2005, filed as Exhibit 10.5 to Chevron Corporation’s Current Report on Form 8-K dated December 7, 2005, and incorporated herein by reference.

10.7	Chevron Corporation Deferred Compensation Plan for Management Employees II filed as Exhibit 10.5 to Chevron Corporation’s Current Report on Form 8-K dated December 6, 2006, and incorporated herein by reference.

10.8	Texaco Inc. Stock Incentive Plan, adopted May 9, 1989, as amended May 13, 1993, and May 13, 1997, filed as Exhibit 10.13 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.9	Supplemental Pension Plan of Texaco Inc., dated June 26, 1975, filed as Exhibit 10.14 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.10	Supplemental Bonus Retirement Plan of Texaco Inc., dated May 1, 1981, filed as Exhibit 10.15 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.11	Texaco Inc. Director and Employee Deferral Plan approved March 28, 1997, filed as Exhibit 10.16 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.12	Chevron Corporation 1998 Stock Option Program for U.S. Dollar Payroll Employees, filed as Exhibit 10.12 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.13	Summary of Chevron’s Management and Incentive Plan Awards and Criteria, filed as Exhibit 10.13 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.14	Chevron Corporation Change in Control Surplus Employee Severance Program for Salary Grades 41 through 43 filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K dated December 6, 2006, and incorporated herein by reference.

E-1

Exhibit No.		Description

10.15		Chevron Corporation Benefit Protection Program, filed as Exhibit 10.2 to Chevron Corporation’s Current Report on Form 8-K dated December 6, 2006, and incorporated herein by reference.

10.16		Form of Notice of Grant under the Chevron Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to Chevron’s Current Report on Form 8-K dated June 29, 2005, and incorporated herein by reference.

10.17		Form of Retainer Stock Option Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.2 to Chevron’s Current Report on Form 8-K dated June 29, 2005, and incorporated herein by reference.

10.18		Chevron Corporation Retirement Restoration Plan, filed as Exhibit 10.18 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference.

10.19		Chevron Corporation ESIP Restoration Plan, filed as Exhibit 10.19 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference.

10.20		Form of Restricted Stock Unit Grant Agreement under the Chevron Corporation Long-Term Incentive Plan, filed as Exhibit 10.20 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference.

12	.1*	Computation of Ratio of Earnings to Fixed Charges (page E-3).

21	.1*	Subsidiaries of Chevron Corporation (pages E-4 to E-5).

23	.2*	Consent of PricewaterhouseCoopers LLP (page E-6).

24	.1 to 24.12*	Powers of Attorney for directors and certain officers of Chevron Corporation, authorizing the signing of the Annual Report on Form 10-K on their behalf.

31	.3*	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chief Executive Officer (page E-19).

31	.4*	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chief Financial Officer (page E-20).

32	.3*	Section 1350 Certification of the company’s Chief Executive Officer (page E-21).

32	.4*	Section 1350 Certification of the company’s Chief Financial Officer (page E-22).

99	.1*	Definitions of Selected Energy and Financial Terms (pages E-23 to E-25).

*	Filed herewith.

Copies of above exhibits not contained herein are available, to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.

E-2