Form 10-Q
period 2008-03-31
CHEVRON CORP
filed 2008-05-08
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2008

Common stock, $.75 par value	2,068,386,674

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2008, and 2007	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2008, and 2007	4
	Consolidated Balance Sheet at March 31, 2008, and December 31, 2007	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2008, and 2007	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36-37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	38
Signature		39
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates, and projections about the petroleum, chemicals, and other energy-related industries. Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “budgets” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude-oil and natural-gas prices; refining margins and marketing margins; chemicals margins; actions of competitors; timing of exploration expenses; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude-oil and natural-gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by OPEC (Organization of Petroleum Exporting Countries); the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 32 and 33 of the company’s 2007 Annual Report on Form 10-K/A. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars, except
	per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$64,659	$46,302
Income from equity affiliates	1,244	937
Other income	43	988

Total Revenues and Other Income	65,946	48,227

Costs and Other Deductions
Purchased crude oil and products	42,528	28,127
Operating expenses	4,455	3,613
Selling, general and administrative expenses	1,347	1,131
Exploration expenses	253	306
Depreciation, depletion and amortization	2,215	1,963
Taxes other than on income*	5,443	5,425
Interest and debt expense	—	74
Minority interests	28	28

Total Costs and Other Deductions	56,269	40,667

Income Before Income Tax Expense	9,677	7,560
Income Tax Expense	4,509	2,845

Net Income	$5,168	$4,715

Per Share of Common Stock:
Net Income
— Basic	$2.50	$2.20
— Diluted	$2.48	$2.18
Dividends	$0.58	$0.52
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,066,420	2,145,518
— Diluted	2,080,209	2,157,879

* Includes excise, value-added and similar taxes:	$2,537	$2,414

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Net Income	$5,168	$4,715

Currency translation adjustment	(3)	(4)
Unrealized holding gain on securities	1	11
Derivatives:
Net derivatives gain on hedge transactions	—	7
Reclassification to net income of net realized loss	4	13
Income taxes on derivatives transactions	(2)	(5)

Total	2	15
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	64	93
Prior service cost:
Amortization to net income of net prior service credits	(16)	(4)
Defined benefit plans sponsored by equity affiliates	8	—
Income taxes on defined benefit plans	(29)	(36)

Total	27	53

Other Comprehensive Gain, Net of Tax	27	75

Comprehensive Income	$5,195	$4,790

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31	At December 31
	2008	2007
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$8,208	$7,362
Marketable securities	473	732
Accounts and notes receivable, net	23,874	22,446
Inventories:
Crude oil and petroleum products	4,234	4,003
Chemicals	344	290
Materials, supplies and other	1,074	1,017

Total inventories	5,652	5,310
Prepaid expenses and other current assets	3,281	3,527

Total Current Assets	41,488	39,377
Long-term receivables, net	2,126	2,194
Investments and advances	20,817	20,477
Properties, plant and equipment, at cost	157,608	154,084
Less: accumulated depreciation, depletion and amortization	77,215	75,474

Properties, plant and equipment, net	80,393	78,610
Deferred charges and other assets	3,393	3,491
Goodwill	4,630	4,637

Total Assets	$152,847	$148,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$780	$1,162
Accounts payable	23,490	21,756
Accrued liabilities	5,198	5,275
Federal and other taxes on income	4,332	3,972
Other taxes payable	1,639	1,633

Total Current Liabilities	35,439	33,798
Long-term debt	5,613	5,664
Capital lease obligations	401	406
Deferred credits and other noncurrent obligations	14,839	15,007
Noncurrent deferred income taxes	12,711	12,170
Reserves for employee benefit plans	4,421	4,449
Minority interests	217	204

Total Liabilities	73,641	71,698

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 4,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at March 31, 2008, and December 31, 2007)	1,832	1,832
Capital in excess of par value	14,316	14,289
Retained earnings	86,298	82,329
Notes receivable — key employees	(1)	(1)
Accumulated other comprehensive loss	(1,988)	(2,015)
Deferred compensation and benefit plan trust	(434)	(454)
Treasury stock, at cost (374,289,906 and 352,242,618 shares at March 31, 2008, and December 31, 2007, respectively)	(20,817)	(18,892)

Total Stockholders’ Equity	79,206	77,088

Total Liabilities and Stockholders’ Equity	$152,847	$148,786

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Operating Activities
Net income	$5,168	$4,715
Adjustments
Depreciation, depletion and amortization	2,215	1,963
Dry hole expense	84	157
Distributions greater (less) than income from equity affiliates	42	(284)
Net before-tax gains on asset retirements and sales	(54)	(817)
Net foreign currency effects	188	22
Deferred income tax provision	241	(38)
Net decrease in operating working capital	462	12
Minority interest in net income	28	28
Increase in long-term receivables	(37)	(25)
Increase in other deferred charges	(2)	(113)
Cash contributions to employee pension plans	(78)	(110)
Other	(150)	180

Net Cash Provided by Operating Activities	8,107	5,690

Investing Activities
Capital expenditures	(4,452)	(3,260)
Proceeds from asset sales	257	1,164
Net sales of marketable securities	259	51
Proceeds from sale of other short-term investments	138	—

Net Cash Used for Investing Activities	(3,798)	(2,045)

Financing Activities
Net borrowings of short-term obligations	386	87
Repayments of long-term debt and other financing obligations	(816)	(156)
Cash dividends	(1,202)	(1,117)
Dividends paid to minority interests	(17)	(23)
Net purchases of treasury shares	(1,899)	(1,147)

Net Cash Used for Financing Activities	(3,548)	(2,356)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	85	18

Net Change in Cash and Cash Equivalents	846	1,307
Cash and Cash Equivalents at January 1	7,362	10,493

Cash and Cash Equivalents at March 31	$8,208	$11,800

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by independent accountants. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2007 Annual Report on Form 10-K/A.

The results for the three-month period ended March 31, 2008, are not necessarily indicative of future financial results.

During the first quarter 2007, the company recorded a $700 million gain on the sale of refining and related assets in the Netherlands.

Note 2.	Information Relating to the Statement of Cash Flows

The “Net decrease in operating working capital” was composed of the following operating changes:

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

(Increase) decrease in accounts and notes receivable	$(1,474)	$197
(Increase) in inventories	(343)	(112)
Decrease (increase) in prepaid expenses and other current assets	320	(307)
Increase (decrease) in accounts payable and accrued liabilities	1,647	(656)
Increase in income and other taxes payable	312	890

Net decrease in operating working capital	$462	$12

In accordance with the cash-flow classification requirements of FAS 123R, Share-Based Payment, the “Net decrease in operating working capital” includes reductions of $13 million and $20 million for excess income tax benefits associated with stock options exercised during the first quarter for 2008 and 2007, respectively. These amounts are offset by “Net purchases of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$3	$103
Income taxes	3,355	2,126

The “Net sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Marketable securities purchased	$(599)	$(377)
Marketable securities sold	858	428

Net sales of marketable securities	$259	$51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net purchases of treasury shares” represents the cost of common shares acquired in the open market less the cost of shares issued for share-based compensation plans. Net purchases totaled $1.9 billion and $1.1 billion in the 2008 and 2007 periods, respectively. Purchases in the 2008 first quarter were under the company’s stock repurchase program initiated in September 2007.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table:

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Additions to properties, plant and equipment	$4,148	$2,948
Additions to investments	274	217
Current-year dry-hole expenditures	79	127
Payments for other liabilities and assets, net	(49)	(32)

Capital expenditures	4,452	3,260
Expensed exploration expenditures	169	149
Assets acquired through capital lease obligations	6	172

Capital and exploratory expenditures, excluding equity affiliates	4,627	3,581
Company’s share of expenditures by equity affiliates	500	474

Capital and exploratory expenditures, including equity affiliates	$5,127	$4,055

Note 3.	Operating Segments and Geographic Data

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“All other” activities include mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, technology companies, and the company’s interest in Dynegy Inc. prior to its sale in May 2007.

The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “International” (outside the United States).

Segment Earnings  The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by major operating area for the three-month periods ended March 31, 2008 and 2007, is presented in the following table:

Segment Income

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Upstream
United States	$1,599	$796
International	3,529	2,111

Total Upstream	5,128	2,907

Downstream
United States	4	350
International	248	1,273

Total Downstream	252	1,623

Chemicals
United States	1	79
International	42	41

Total Chemicals	43	120

Total Segment Income	5,423	4,650

All Other
Interest Expense	—	(48)
Interest Income	57	98
Other	(312)	15

Net Income	$5,168	$4,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets  Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2008 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at March 31, 2008, and December 31, 2007, are as follows:

Segment Assets

	At March 31	At December 31
	2008	2007
	(Millions of dollars)

Upstream
United States	$24,672	$23,535
International	62,961	61,049
Goodwill	4,630	4,637

Total Upstream	92,263	89,221

Downstream
United States	17,272	16,790
International	26,359	26,075

Total Downstream	43,631	42,865

Chemicals
United States	2,574	2,484
International	950	870

Total Chemicals	3,524	3,354

Total Segment Assets	139,418	135,440

All Other
United States	5,209	6,847
International	8,220	6,499

Total All Other	13,429	13,346

Total Assets — United States	49,727	49,656
Total Assets — International	98,490	94,493
Goodwill	4,630	4,637

Total Assets	$152,847	$148,786

Segment Sales and Other Operating Revenues  Operating-segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2008 and 2007, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices.

Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations of coal and other minerals, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Upstream
United States	$9,833	$7,022
International	10,439	7,378

Sub-total	20,272	14,400
Intersegment elimination — United States	(3,851)	(2,287)
Intersegment elimination — International	(5,770)	(3,842)

Total Upstream	10,651	8,271

Downstream
United States	22,154	15,703
International	31,369	21,947

Sub-total	53,523	37,650
Intersegment elimination — United States	(116)	(134)
Intersegment elimination — International	(19)	(6)

Total Downstream	53,388	37,510

Chemicals
United States	132	151
International	393	311

Sub-total	525	462
Intersegment elimination — United States	(58)	(52)
Intersegment elimination — International	(39)	(42)

Total Chemicals	428	368

All Other
United States	325	271
International	18	17

Sub-total	343	288
Intersegment elimination — United States	(146)	(131)
Intersegment elimination — International	(5)	(4)

Total All Other	192	153

Sales and Other Operating Revenues
United States	32,444	23,147
International	42,219	29,653

Sub-total	74,663	52,800
Intersegment elimination — United States	(4,171)	(2,604)
Intersegment elimination — International	(5,833)	(3,894)

Total Sales and Other Operating Revenue	$64,659	$46,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Summarized Financial Data — Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, supply and distribution of products derived from petroleum, other than natural gas liquids, excluding most of the regulated pipeline operations of Chevron. CUSA also holds Chevron’s investments in the Chevron Phillips Chemical Company LLC (CPChem) joint venture, which is accounted for using the equity method.

The summarized financial information for CUSA and its consolidated subsidiaries is presented in the table below.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$47,649	$32,589
Costs and other deductions	46,013	31,138
Net income	1,048	1,161

	At March 31	At December 31
	2008	2007
	(Millions of dollars)

Current assets	$33,717	$32,803
Other assets	28,293	27,401
Current liabilities	20,468	20,050
Other liabilities	11,784	11,447

Net equity	$29,758	28,707

Memo: Total debt	$4,344	$4,433

Note 5.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$241	$157
Costs and other deductions	219	154
Net income	63	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31	At December 31
	2008	2007
	(Millions of dollars)

Current assets	$567	$335
Other assets	179	337
Current liabilities	118	107
Other liabilities	180	188
Net equity	448	377

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2008.

Note 6.	Income Taxes

Taxes on income for the first quarter of 2008 were $4.5 billion, compared with $2.8 billion for the comparable period in 2007. The associated effective tax rates were 47 percent and 38 percent, respectively. The rate in the first quarter of 2008 was higher primarily because a greater proportion of income was earned in international upstream tax jurisdictions, which generally have higher income tax rates than other tax jurisdictions. In addition, the 2007 period included a relatively low effective tax rate on the sale of the refining-related assets in the Netherlands and favorable adjustments to taxes from prior periods that resulted from the completion of audits by certain tax authorities.

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

The company also sponsors other postretirement plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. Medical coverage for Medicare-eligible retirees in the company’s main U.S. medical plan is secondary to Medicare (including Part D) and the increase to the company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for the first quarters of 2008 and 2007 were:

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Pension Benefits
United States
Service cost	$63	$65
Interest cost	125	121
Expected return on plan assets	(148)	(144)
Amortization of prior-service costs	(2)	12
Amortization of actuarial losses	15	32
Settlement losses	19	20

Total United States	72	106

International
Service cost	33	30
Interest cost	73	61
Expected return on plan assets	(70)	(63)
Amortization of prior-service costs	6	4
Amortization of actuarial losses	20	20

Total International	62	52

Net Periodic Pension Benefit Costs	$134	$158

Other Benefits*
Service cost	$7	$8
Interest cost	44	45
Amortization of prior-service credits	(20)	(20)
Amortization of actuarial losses	10	21

Net Periodic Other Benefit Costs	$41	$54

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2007, the company estimated it would contribute $500 million to employee pension plans during 2008 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through March 31, 2008, a total of $78 million was contributed (including $58 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first quarter of 2008, the company contributed $48 million to its other postretirement benefit plans. The company anticipates contributing $160 million during the remainder of 2008.

Note 8.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, as amended by FASB Staff Position FAS 19-1, Accounting for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at March 31, 2008, was $1.80 billion, an increase of approximately $140 million from year-end 2007 due primarily to drilling activities in the United States. For the category of exploratory well costs at year-end 2007 that were suspended more than one year, a total of $25 million was expensed in the first three months of 2008.

Note 9.	Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. The company is a party to 89 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepages of MTBE into groundwater. Chevron has agreed in principle to a tentative settlement of 60 pending lawsuits and claims. The terms of this agreement, which must be approved by a number of parties, including the court, are confidential and not material to the company’s results of operations, liquidity or financial position.

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

Ecuador  Chevron is a defendant in a civil lawsuit before the Superior Court of Nueva Loja in Lago Agrio, Ecuador brought in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations, and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium, and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively to Chevron; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the Company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

Recently, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, healthcare systems, and additional infrastructure for Petroecuador. The engineer’s report also asserts that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed, and his report prepared, in a manner contrary to law and in violation of the court’s orders. Chevron intends to move to strike the report and otherwise continue a vigorous defense against any attempted imposition of liability. For the reasons indicated above, Chevron does not believe the engineer’s report furnishes a basis for calculating Chevron’s potential exposure in this case.

Note 10.	Other Contingencies and Commitments

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

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of March 2008, the company paid approximately $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of March 31, 2008.

Minority Interests  The company has commitments of $217 million related to minority interests in subsidiary companies.

Environmental  The company is subject to loss contingencies pursuant to laws, regulations, private claims and legal proceedings related to environmental matters that are subject to legal settlements or that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemicals or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state laws, refineries, crude-oil fields, service stations, terminals, land development areas, and mining operations, whether operating, closed or divested. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.

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

Financial Instruments  The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward-exchange contracts and interest rate swaps. However, the results of operations and the financial position of certain equity affiliates may be affected by their business activities involving the use of derivative instruments.

Equity Redetermination  For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude-oil and natural-gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and the possible maximum net amount that could be owed to Chevron is estimated at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

In 2007, the company implemented a restructuring and reorganization program in its global downstream operations. Approximately 1,100 employees were eligible for severance payments. As of March 31, 2008,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance payments had been made to approximately 300 employees. Most of the associated positions are located outside of the United States. The majority of the terminations are expected to occur in 2008, and the program is expected to be complete by the end of 2009.

Shown in the table below is the activity for the company’s liability related to the downstream reorganization. The associated charges against income were categorized as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income.

Amounts Before Tax
(Millions of dollars)

Balance at January 1, 2008	$85
Accruals/Adjustments	(1)
Payments	(14)

Balance at March 31, 2008	$70

Note 12.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (FAS 157), which became effective for the company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. FAS 157 does not mandate any new fair-value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements. Implementation of this standard did not have a material effect on the company’s results of operations or consolidated financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions (FSP 157-1), which became effective for the company on January 1, 2008. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of FAS 157.

Also in February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the company’s application of FAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. In this regard, the major categories of assets and liabilities for which the company will not apply the provisions of FAS 157 until January 1, 2009, are long-lived assets that are measured at fair value upon impairment and liabilities for asset retirement obligations.

The company’s implementation of FAS 157 for financial assets and liabilities on January 1, 2008, had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs the company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the company, Level 1 inputs include exchange-traded futures contracts for which the parties are willing to transact at the exchange-quoted price and marketable securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. For the company, Level 2 inputs include quoted prices for similar assets or liabilities, prices obtained through third-party broker quotes and prices that can be corroborated with other observable inputs for substantially the complete term of a contract.

Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair-value measurements. Beginning January 1, 2009, Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value at March 31, 2008, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in Active	Other
		Markets for	Observable	Unobservable
	At March 31	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Marketable Securities	$473	$473	$—	$—
Derivatives	196	58	138	$—

Total Assets at Fair Value	$669	$531	$138	$—

Derivatives	$619	$102	$517	$—

Total Liabilities at Fair Value	$619	$102	$517	$—

Marketable securities  The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities.

Derivatives  The company records its derivative instruments — beyond any commodity derivative contracts that are designated as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with virtually all the offsetting amount to the Consolidated Statement of Income. For derivatives with identical or similar provisions as contracts that are publicly traded on a regular basis, the company uses the market values of the publicly traded instruments as an input for fair-value calculations.

The company’s derivative instruments principally include crude oil, natural gas and refined-product futures, swaps, options and forward contracts, as well as interest-rate swaps and foreign-currency forward contracts. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the NYMEX (New York Mercantile Exchange). Level 2 derivatives include swaps (including interest rate), options, and forward (including foreign currency) contracts principally with financial institutions and other oil and gas companies, the fair values for which are obtained from third party broker quotes, industry pricing services and exchanges. These Level 2 fair values are routinely corroborated on a sample basis with observable market-based inputs.

Note 13.	New Accounting Standards

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161)   In March 2008, the FASB issued FAS 161, which becomes effective for the company on January 1, 2009. This standard amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. The effect on the company’s disclosures for derivative instruments as a result of the adoption of FAS 161 in 2009 will depend on the company’s derivative instruments and hedging activities at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2008 Compared with First Quarter 2007

Key Financial Results

Income by Business Segment

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Upstream — Exploration and Production
United States	$1,599	$796
International	3,529	2,111

Total Upstream	5,128	2,907

Downstream — Refining, Marketing and Transportation
United States	4	350
International	248	1,273

Total Downstream	252	1,623

Chemicals	43	120

Total Segment Income	5,423	4,650
All Other	(255)	65

Net Income*	$5,168	$4,715

* Includes foreign currency effects	$(45)	$(120)

Net income for the 2008 first quarter was $5.2 billion ($2.48 per share — diluted), compared with $4.7 billion ($2.18 per share — diluted) in the corresponding 2007 period. In the following discussions, the term “earnings” is defined as segment income.

Upstream earnings in the first quarter of 2008 were $5.1 billion, compared with $2.9 billion in the year-ago period. The increase between periods was largely the result of higher prices for crude oil.

Downstream earnings were $252 million in the first quarter of 2008, down about $1.4 billion from a year earlier. Half of the decline was associated with a $700 million gain recorded in the 2007 first quarter on the sale of assets in the Netherlands. The decline in income otherwise was due mainly to market conditions in 2008 preventing the higher price of crude-oil feedstocks from being fully recovered in the sales price of gasoline and other refined products.

Chemicals earned $43 million in the first quarter of 2008, down $77 million from a year earlier due mainly to environmental remediation costs at a closed manufacturing site and higher feedstock costs.

Refer to pages 25 through 27 for additional discussion of earnings by business segment and “All Other” activities for the first quarter of 2008 vs. the same period in 2007.

Business Environment and Outlook

Chevron is a global energy company with its most significant business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, France, India, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Neutral Zone between Kuwait and Saudi Arabia, the Philippines, Qatar, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, Venezuela and Vietnam.

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

Chevron and the oil and gas industry at large continue to experience an increase in certain costs that exceeds the general trend of inflation in many areas of the world. This increase in costs is affecting the company’s operating expenses for all business segments and capital expenditures, but particularly for the upstream business. The company’s operations, particularly upstream, can also be affected by changing economic, regulatory and political environments in the various countries in which it operates, including the United States. Civil unrest, acts of violence or strained relations between a government and the company or other governments may impact the company’s operations or investments. Those developments have at times significantly affected the company’s related operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries.

To sustain its long-term competitive position in the upstream business, the company must develop and replenish an inventory of projects that offer adequate financial returns for the investment required. Identifying promising areas for exploration, acquiring the necessary rights to explore for and to produce crude oil and natural gas, drilling successfully, and handling the many technical and operational details in a safe and cost-effective manner, are all important factors in this effort. Projects often require long lead times and large capital commitments. In the current environment of higher commodity prices, certain governments have sought to renegotiate contracts or impose additional costs and taxes on the company. Other governments may attempt to do so in the future. The company will continue to monitor these developments, take them into account in evaluating future investment opportunities, and otherwise seek to mitigate any risks to the company’s current operations or future prospects.

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

Comments related to earnings trends for the company’s major business areas are as follows:

Upstream  Earnings for the upstream segment are closely aligned with industry price levels for crude oil and natural gas. Crude-oil and natural-gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Moreover, any of these factors could also inhibit the company’s production capacity in an affected region. The company monitors developments closely in the countries in which it operates and holds investments, and attempts to manage risks in operating its facilities and business.

Price levels for capital and exploratory costs and operating expenses associated with the efficient production of crude-oil and natural-gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also prices charged by the industry’s material- and service-providers, which can be affected by the volatility of the industry’s own supply and demand conditions for such materials and services. The oil and gas industry worldwide has experienced significant price increases for these items since 2005, and future price increases may continue to exceed the general level of inflation. Capital and exploratory expenditures and operating expenses also can be affected by damages to production facilities caused by severe weather or civil unrest.

During 2007, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged $72 per barrel. The price for WTI averaged $98 per barrel for the first quarter of 2008 and was about $115 per barrel at the end of April. Worldwide crude oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

As in 2007, a wide differential in prices existed during the first quarter of 2008 between high-quality (high-gravity, low sulfur) crude oils and those of lower quality (low-gravity, heavier types of crude). The price for the heavier crudes has been dampened because of ample supply and lower relative demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The price for higher-quality crude oil has remained high, as the demand for light products, which can be more easily manufactured by refineries from high-quality crude oil, has been strong worldwide. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 30 for the company’s average U.S. and international crude-oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply and demand conditions in those markets. In the United States, benchmark prices at Henry Hub averaged about $8.60 per thousand cubic feet (MCF) in the first quarter of 2008, compared with $7.20 for the first quarter of 2007 and about $7 for the full year. At the end of April 2008, the Henry Hub spot price was approximately $11 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest.

Certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances, typically resulting in significantly lower average sales prices for the company’s production of natural gas. (Refer to page 30 for the company’s average natural gas realizations for the U.S. and international regions.) Additionally, excess-supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of the lack of infrastructure to transport and receive liquefied natural gas.

To help address this regional imbalance between supply and demand for natural gas, Chevron is planning increased investments in long-term projects in areas of excess supply to install infrastructure to produce and liquefy natural gas for transport by tanker, along with investments and commitments to regasify the product in markets where demand is strong and supplies are not as plentiful. Due to the significance of the overall investment in these long-term projects, the natural-gas sales prices in the areas of excess supply (before the natural gas is transferred to a company-owned or third-party processing facility) are expected to remain well below sales prices for natural gas that is produced much nearer to areas of high demand and can be transported in existing natural gas pipeline networks (as in the United States).

Besides the impact of the fluctuation in price for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude-oil and natural-gas, changes in fiscal terms of contracts, changes in tax rates on income, and the cost of goods and services.

In the first quarter of 2008, the company’s worldwide oil-equivalent production averaged approximately 2.6 million barrels per day. At the beginning of 2008, the company estimated production for the full year at 2.65 million barrels per day under a set of crude-oil and natural-gas price assumptions for the year. Actual crude-oil prices in the 2008 first quarter were higher than the prices used in the production forecast, and the impact of these higher prices reduced the anticipated volumes recoverable under certain production-sharing and variable-royalty agreements outside the United States. This difference in recovered volumes essentially accounted for the variation between the first quarter’s actual reported rate of production and the full-year forecast. The full-year production outlook is also subject to other factors and many uncertainties, including quotas that may be imposed by OPEC, changes in fiscal terms or restrictions on the scope of company operations, delays in project start-ups, and production disruptions that could be caused by severe weather, local civil unrest and changing geopolitics. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. A significant majority of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally are made well in advance of the start of the associated crude-oil and natural-gas production.

Approximately 27 percent of the company’s net oil-equivalent production in the first quarter of 2008 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. OPEC quotas did not significantly affect Chevron’s production level in 2007 or in the first quarter of 2008. The impact of quotas on the company’s production in future periods is uncertain.

Refer to the Results of Operations on page 25 for additional discussion of the company’s upstream business.

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

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining and marketing network, the effectiveness of the crude-oil and product-supply functions and the economic returns on invested capital. Profitability can also be affected by the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude-oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refinery and distribution network.

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, sub-Saharan Africa and the United Kingdom. Chevron operates or has ownership interests in refineries in each of these areas, except Latin America. Downstream earnings, especially in the United States, have been weak since mid-2007 due mainly to increasing prices of crude oil that have not always been fully recovered through sales prices of refined products.

Refer to the Results of Operations on page 26 for additional discussion of the company’s downstream operations.

Chemicals  Earnings in the petrochemicals business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Feedstock and fuel costs, which tend to follow crude-oil and natural-gas price movements, also influence earnings in this segment.

Refer to the Results of Operations on page 26 for additional discussion of chemical earnings.

Operating Developments

Noteworthy operating developments and events in recent months included the following:

•	Republic of the Congo — Confirmed start-up ahead of schedule of the 31 percent owned, partner-operated Moho Bilondo deepwater project, which is expected to reach maximum total crude-oil production of 90,000 barrels per day in 2010.

•	Thailand — Approved construction in the Gulf of Thailand of the 70 percent-owned and operated Platong Gas II project, which is designed to have processing capacity of 420 million cubic feet of natural gas per day.

•	Australia — Announced plans to develop a new liquefied natural gas project associated with Chevron’s 100 percent-owned Wheatstone natural gas discovery.

•	Nigeria — Confirmed that the company and its partners plan to develop the 30 percent-owned and partner-operated offshore Usan Field, which is expected to have maximum total production of 180,000 barrels of crude oil per day within one year of start-up in late 2011.

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

Upstream

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

U.S. Upstream Income	$1,599	$796

U.S. upstream income of $1.60 billion doubled from the first quarter of 2007, primarily due to higher prices of crude oil. Prices for natural gas also increased between periods. Partially offsetting the benefit of higher prices were increases in depreciation and operating expenses and the impact of lower production.

The average liquids realization in 2008 was $86.63 per barrel, up more than 70 percent from $49.91 a year earlier. The average natural gas realization was $7.55 per thousand cubic feet, compared with $6.40 in the 2007 quarter.

Net oil-equivalent production of 715,000 barrels per day in the 2008 quarter declined 34,000 barrels per day from the 2007 first quarter due mainly to normal field declines. The net liquids component of production was down about 5 percent to 437,000 barrels per day. Net natural gas production of 1.67 billion cubic feet per day in the first quarter of 2008 declined 3 percent between periods.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

International Upstream Income*	$3,529	$2,111

* Includes foreign currency effects	$(167)	$(119)

International upstream income of $3.53 billion in the first quarter of 2008 increased $1.42 billion from a year earlier, due mainly to higher prices for crude oil. Prices and sales volumes of natural gas were also higher between periods. Partially offsetting these benefits were higher operating expenses and lower crude-oil sales volumes associated with the timing of cargo liftings in certain producing regions.

The average liquids realization for the first quarter of 2008 was $86.13 per barrel, about a 70 percent increase from $51.15 in the 2007 period. The average natural gas realization in 2008 was $4.83 per thousand cubic feet, an increase of 25 percent from $3.85 in the first quarter last year.

Net oil-equivalent production, including volumes from oil sands in Canada, was essentially flat between periods at 1.88 million barrels per day. Higher prices reduced the production volumes associated with cost-recovery and variable-royalty provisions of certain production contracts. Otherwise, production increased about 3 percent between periods. The net liquids component of oil-equivalent production decreased 7 percent between periods to 1.26 million barrels per day. Net natural gas production of 3.77 billion cubic feet per day in the first quarter of 2008 increased 15 percent from the year-ago period.

Downstream

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

U.S. Downstream Income	$4	$350

U.S. downstream income of $4 million decreased $346 million from the 2007 first quarter, primarily as a result of lower margins on the sale of refined products. The margin decline was associated with a sharp increase in the price of crude oil that could not be fully recovered in the sales price of gasoline and other refined products.

Crude-oil inputs of 894,000 barrels per day to the company’s refineries were up 23 percent between periods. The increase was primarily at the refinery in Richmond, California, which incurred planned and unplanned downtime last year. Input volumes were lower in the 2008 quarter at the refinery in Pascagoula, Mississippi, where a crude unit restarted in February of this year after an extended unplanned outage that began in August of last year.

Refined-product sales volumes decreased 1 percent to 1,433,000 barrels per day. The decline was primarily due to reduced demand for gasoline and availability of fuel oil. Branded gasoline sales decreased 3 percent from last year’s quarter to 601,000 barrels per day.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

International Downstream Income*	$248	$1,273

* Includes foreign currency effects	$111	$5

International downstream income of $248 million decreased approximately $1 billion from the 2007 quarter. The 2007 earnings included a $700 million gain on the sale of the company’s interest in a refinery and related assets in the Netherlands. Margins on the sale of refined products were lower in most areas between periods, due mainly to an increase in crude-oil feedstock costs. Foreign currency effects benefited earnings by $111 million in the 2008 period, compared with $5 million in the 2007 first quarter.

The company’s share of refinery crude-oil inputs of 967,000 barrels per day was down about 10 percent between periods, primarily due to the sale of the company’s interest in the Netherlands refinery. Total refined-product sales volumes of 2.05 million barrels per day in the 2008 quarter were 1 percent lower than last year. Excluding the impact of the 2007 asset sales in Europe, sales volumes were up 5 percent between quarters on increased trading activity.

Chemicals

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Income*	$43	$120

* Includes foreign currency effects	$(1)	$(1)

Chemical operations earned $43 million in the first quarter of 2008, a decline of $77 million from the year-earlier period. Approximately half of the decline was associated with environmental remediation costs at a closed manufacturing site. Earnings of the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) and Chevron’s Oronite subsidiary also were lower between periods. CPChem margins on the sale of commodity chemicals were squeezed due to higher feedstock costs, and utility expenses increased due to higher natural-gas prices. The impact of higher operating expenses at Oronite was only partially offset by improved margins on the sale of fuel and lubricant additives.

All Other

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

(Charges)/Income — Net*	$(255)	$65

* Includes foreign currency effects	$12	$(5)

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, technology companies and the company’s interest in Dynegy Inc. prior to its sale in May 2007.

Net charges in the first quarter of 2008 were $255 million, compared with income of $65 million in the year-ago period. The variance between quarters was largely due to the absence of favorable corporate tax items from the 2007 period and an increase in corporate charges in the 2008 quarter.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$64,659	$46,302

Sales and other operating revenues in the 2008 first quarter increased primarily to higher prices for crude oil, natural gas, natural gas liquids and refined products, partially offset by lower refined-product sales volumes.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Income from equity affiliates	$1,244	$937

Income from equity affiliates increased in the first quarter of 2008 due mainly to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Petroboscan and Petropiar (formerly Hamaca) in Venezuela.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Other income	$43	$988

Other income in 2008 decreased mainly due to a before-tax gain recorded in 2007 on the sale of downstream assets in the Netherlands. Other asset-sale gains and interest income were also lower between periods.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Purchased crude oil and products	$42,528	$28,127

The increase in crude-oil and product purchases in the 2008 period was primarily the result of higher prices for crude oil, natural gas and refined products.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,802	$4,744

Operating, selling, general and administrative expenses in the first quarter of 2008 increased 22 percent from the year-ago period. Higher amounts in 2008 included costs of employee and contract labor and expenses for environmental remediation and equipment rental.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Exploration expense	$253	$306

Exploration expenses in 2008 decreased mainly due to lower amounts for well write-offs in the United States.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Depreciation, depletion and amortization	$2,215	$1,963

The increase in 2008 was mainly the result of higher depreciation rates for certain oil and gas producing fields worldwide, including the impact of an increase in the estimated cost of upstream asset retirement obligations as of year-end 2007.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Taxes other than on income	$5,443	$5,425

Taxes other than on income increased primarily due to higher duties in the company’s U.K. downstream operations.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Interest and debt expense	$–	$74

Interest and debt expense was zero in the 2008 quarter due to all interest-related amounts being capitalized.

	Three Months Ended
	March 31
	2008	2007
	(Millions of dollars)

Income tax expense	$4,509	$2,845

Effective income tax rates for the 2008 and 2007 first quarters were 47 percent and 38 percent, respectively. The rate in the first quarter of 2008 was higher primarily because a greater proportion of income was earned in international upstream tax jurisdictions, which generally have higher income tax rates than other tax jurisdictions. In addition, the 2007 period included a relatively low effective tax rate on the sale of the refining-related assets in the Netherlands and favorable adjustments to taxes from prior periods that resulted from the completion of audits by certain tax authorities.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended
	March 31
	2008	2007

U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	437	462
Net Natural Gas Production (MMCFPD)(3)	1,666	1,723
Net Oil-Equivalent Production (MBOEPD)	715	749
Sales of Natural Gas (MMCFPD)	8,003	7,854
Sales of Natural Gas Liquids (MBPD)	146	140
Revenue from Net Production
Liquids ($/Bbl.)	$86.63	$49.91
Natural Gas ($/MCF)	$7.55	$6.40
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	1,228	1,317
Net Natural Gas Production (MMCFPD)(3)	3,768	3,271
Net Oil-Equivalent Production (MBOEPD)(4)	1,884	1,894
Sales of Natural Gas (MMCFPD)	4,174	3,890
Sales of Natural Gas Liquids (MBPD)(5)	133	109
Revenue from Liftings
Liquids ($/Bbl.)	$86.13	$51.15
Natural Gas ($/MCF)	$4.83	$3.85
U.S. and International Upstream
Total Net Oil-Equivalent Production, including Other Produced Volumes (MBOEPD)(3)(4)	2,599	2,643
U.S. Downstream
Gasoline Sales (MBPD)(6)	697	730
Sales of Other Refined Products (MBPD)	736	717

Total	1,433	1,447
Refinery Input (MBPD)	894	729
International Downstream
Gasoline Sales (MBPD)(6)	502	475
Sales of Other Refined Products (MBPD)	1,053	1,114
Share of Affiliate Sales (MBPD)	498	475

Total	2,053	2,064
Refinery Input (MBPD)	967	1,070

(1) Includes company share of equity affiliates.
(2) MBPD — Thousands of barrels per day; MMCFPD — Millions of cubic feet per day; Bbl. — Barrel; MCF — Thousands of cubic feet; Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — Thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	92	69
International	483	445
(4) Includes production from oil sands — net (MBPD)	28	32
(5) 2007 conformed to the 2008 presentation.
(6) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $8.7 billion at March 31, 2008, up $600 million from year-end 2007. Cash provided by operating activities in the first three months of 2008 was $8.1 billion, an amount sufficient to fund the company’s capital and exploratory program, payment of dividends to stockholders and repurchases of common stock.

Dividends  The company paid dividends of $1.2 billion to common stockholders during the first quarter of 2008. In April 2008, the company increased its quarterly dividend by 12.1 percent to 65 cents per share.

Debt and Capital Lease and Minority Interest Obligations  Chevron’s total debt and capital lease obligations were $6.8 billion at March 31, 2008, vs. $7.2 billion at December 31, 2007. The company also had minority interest obligations of $217 million at March 31, 2008. In February 2008, $750 million of Chevron Canada Funding Company bonds matured.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.5 billion at March 31, 2008, and December 31, 2007. Of these amounts, $4.8 billion and $4.4 billion were reclassified to long-term at the end of each period, respectively. At March 31, 2008, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At March 31, 2008, the company had $5 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2008. In addition, the company has an automatic shelf registration statement that expires in March 2010 for an unspecified amount of non-convertible debt securities issued or guaranteed by the company.

The company has outstanding public bonds issued by Chevron Corporation Profit Sharing/Savings Plan Trust Fund, Texaco Capital Inc. and Union Oil Company of California. All of these securities are guaranteed by Chevron Corporation and are rated AA by Standard and Poor’s Corporation and Aa1 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.

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

Common Stock Repurchase Program  In September 2007, the company authorized the acquisition of up to $15 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. The company acquired 23.4 million shares in the open market for $2.0 billion during the first quarter of 2008. From the inception of the program in September 2007 through April 2008, the company had purchased 49.7 million shares for approximately $4.3 billion.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.2 at March 31, 2008, and at December 31, 2007. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At December 31, 2007, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $7.0 billion. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 7.9 percent at March 31, 2008, and 8.6 percent at year-end 2007, respectively.

Pension Obligations  At the end of 2007, the company estimated it would contribute $500 million to employee pension plans during 2008 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through March 31, 2008, a total of $78 million was contributed (including $58 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first quarter of 2008, the company contributed $48 million to its other postretirement benefit plans. The company anticipates contributing $160 million during the remainder of 2008.

Capital and Exploratory Expenditures  Total expenditures, including the company’s share of spending by affiliates, were $5.1 billion in the first three months of 2008, compared with $4.1 billion in the corresponding 2007 period. The amounts included the company’s share of equity-affiliate expenditures of $500 million and $474 million in the 2008 and 2007 periods, respectively. Expenditures for upstream projects in 2008 were about $4.3 billion, representing 84 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended
	March 31
	2008	2007

United States
Upstream	$1,451	$920
Downstream	372	233
Chemicals	106	29
All Other	123	263

Total United States	2,052	1,445

International
Upstream	2,836	2,247
Downstream	229	349
Chemicals	9	11
All Other	1	3

Total International	3,075	2,610

Worldwide	$5,127	$4,055

Contingencies and Significant Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. The company is a party to 89 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepages of MTBE into groundwater. Chevron has agreed in principle to a tentative settlement of 60 pending lawsuits and claims. The terms of this agreement, which must be approved by a number of parties, including the court, are confidential and not material to the company’s results of operations, liquidity or financial position.

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

Ecuador  Chevron is a defendant in a civil lawsuit before the Superior Court of Nueva Loja in Lago Agrio, Ecuador brought in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations, and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium, and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.

Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively to Chevron; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the Company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

Recently, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, healthcare systems, and additional infrastructure for Petroecuador. The engineer’s report also asserts that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed, and his report prepared, in a manner contrary to law and in violation of the court’s orders. Chevron intends to move to strike the report and otherwise continue a vigorous defense against any attempted imposition of liability. For the reasons indicated above, Chevron does not believe the engineer’s report furnishes a basis for calculating Chevron’s potential exposure in this case.

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

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of March 2008, the company paid approximately $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of March 31, 2008.

Minority Interests  The company has commitments of $217 million related to minority interests in subsidiary companies.

Environmental  The company is subject to loss contingencies pursuant to laws, regulations, private claims and legal proceedings related to environmental matters that are subject to legal settlements or that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemicals or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining operations, whether operating, closed or divested. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.

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

Income Taxes  Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2008. For Chevron’s major tax jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2003, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

Equity Redetermination  For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and the possible maximum net amount that could be owed to Chevron at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161)  In March 2008, the FASB issued FAS 161, which becomes effective for the company on January 1, 2009. This standard amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. The effect on the company’s disclosures for derivative instruments as a result of the adoption of FAS 161 in 2009 will depend on the company’s derivative instruments and hedging activities at that time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2008, does not differ materially from that discussed under Item 7A of Chevron’s 2007 Annual Report on Form 10-K/A.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Chevron Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2008, have concluded that as of March 31, 2008, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2008, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Bay Area Air Quality Management District (“BAAQMD”) and Chevron have agreed on the terms of a settlement involving 12 Notices of Violation (“NOVs”) issued during 2007 by BAAQMD, to be resolved for a total of $110,750. The settlement agreement is anticipated to be fully executed, and the settlement amount paid, during the second quarter of 2008. The NOVs in this settlement address a variety of issues related to air emissions, including reporting and monitoring.

Ecuador  Chevron is a defendant in a civil lawsuit before the Superior Court of Nueva Loja in Lago Agrio, Ecuador brought in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations, and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium, and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of

Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.

Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively to Chevron; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the Company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

Recently, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, healthcare systems, and additional infrastructure for Petroecuador. The engineer’s report also asserts that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed, and his report prepared, in a manner contrary to law and in violation of the court’s orders. Chevron intends to move to strike the report and otherwise continue a vigorous defense against any attempted imposition of liability. For the reasons indicated above, Chevron does not believe the engineer’s report furnishes a basis for calculating Chevron’s potential exposure in this case.

Item 1A.	Risk Factors

Chevron is a major fully integrated petroleum company with a diversified business portfolio, strong balance sheet, and history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended March 31, 2008, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2007 Annual Report on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

Jan. 1-Jan. 31, 2008	2,805,011	92.96	2,675,000	—
Feb. 1-Feb. 29, 2008	16,538,719	83.76	16,420,000	—
Mar. 1-Mar. 31, 2008	4,363,649	87.04	4,322,810	—

Total	23,707,379	85.45	23,417,810	(2)

(1)	Includes 75,219 common shares repurchased during the three-month period ended March 31, 2008, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 214,350 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended March 31, 2008.

(2)	In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through March 31, 2008, $4.1 billion had been expended to repurchase 46,948,019 shares since the common stock repurchase program began.

Item 6.	Exhibits

Exhibit
Number	Description

(3.1)	By-Laws of Chevron Corporation, as amended January 30, 2008, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K dated February 1, 2008, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/ M.A. Humphrey
M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: May 8, 2008

EXHIBIT INDEX

Exhibit
Number	Description

(3.1)	By-Laws of Chevron Corporation, as amended January 30, 2008, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K dated February 1, 2008, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer

*	Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.