Form 10-Q
period 2008-06-30
CHEVRON CORP
filed 2008-08-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2008

Common stock, $.75 par value	2,054,471,415

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2008, and 2007	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2008, and 2007	4
	Consolidated Balance Sheet at June 30, 2008, and December 31, 2007	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008, and 2007	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Submission of Matters to a Vote of Security Holders	37-38
Item 6.	Exhibits	38
Signature		39
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude-oil and natural-gas prices; refining, marketing and chemicals margins; actions of competitors; timing of exploration expenses; the competitiveness of alternate energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude-oil and natural-gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by OPEC (Organization of Petroleum Exporting Countries); the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 32 and 33 of the company’s 2007 Annual Report on Form 10-K/A. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$80,962	$54,344	$145,621	$100,646
Income from equity affiliates	1,563	894	2,807	1,831
Other income	464	856	507	1,844

Total Revenues and Other Income	82,989	56,094	148,935	104,321

Costs and Other Deductions
Purchased crude oil and products	56,056	33,138	98,584	61,265
Operating expenses	5,248	4,124	9,703	7,737
Selling, general and administrative expenses	1,639	1,516	2,986	2,647
Exploration expenses	307	273	560	579
Depreciation, depletion and amortization	2,275	2,156	4,490	4,119
Taxes other than on income*	5,699	5,743	11,142	11,168
Interest and debt expense	—	63	—	137
Minority interests	34	19	62	47

Total Costs and Other Deductions	71,258	47,032	127,527	87,699

Income Before Income Tax Expense	11,731	9,062	21,408	16,622
Income Tax Expense	5,756	3,682	10,265	6,527

Net Income	$5,975	$5,380	$11,143	$10,095

Per Share of Common Stock:
Net Income
— Basic	$2.91	$2.52	$5.41	$4.72
— Diluted	$2.90	$2.52	$5.38	$4.70
Dividends	$0.65	$0.58	$1.23	$1.10
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,050,773	2,127,763	2,058,596	2,136,591
— Diluted	2,064,888	2,141,583	2,072,549	2,149,686

* Includes excise, value-added and similar taxes:	$2,652	$2,609	$5,189	$5,023

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Net Income	$5,975	$5,380	$11,143	$10,095

Currency translation adjustment	(14)	7	(17)	3
Unrealized holding gain on securities:
Net gain arising during period	7	6	8	17
Derivatives:
Net derivatives loss on hedge transactions	—	(17)	—	(10)
Reclassification to net income of net realized gain	(45)	(14)	(41)	(1)
Income taxes on derivatives transactions	14	5	12	—

Total	(31)	(26)	(29)	(11)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	61	92	125	185
Actuarial gain arising during period	—	2	—	2
Prior service cost:
Amortization to net income of net prior service credits	(15)	(2)	(31)	(6)
Defined benefit plans sponsored by equity affiliates	7	8	15	8
Income taxes on defined benefit plans	(19)	(31)	(48)	(67)

Total	34	69	61	122

Other Comprehensive Gain (Loss), Net of Tax	(4)	56	23	131

Comprehensive Income	$5,971	$5,436	$11,166	$10,226

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30	At December 31
	2008	2007
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$8,180	$7,362
Marketable securities	427	732
Accounts and notes receivable, net	30,591	22,446
Inventories:
Crude oil and petroleum products	4,876	4,003
Chemicals	355	290
Materials, supplies and other	1,140	1,017

Total inventories	6,371	5,310
Prepaid expenses and other current assets	4,140	3,527

Total Current Assets	49,709	39,377
Long-term receivables, net	2,261	2,194
Investments and advances	20,793	20,477
Properties, plant and equipment, at cost	161,451	154,084
Less: accumulated depreciation, depletion and amortization	79,057	75,474

Properties, plant and equipment, net	82,394	78,610
Deferred charges and other assets	3,280	3,491
Goodwill	4,629	4,637

Total Assets	$163,066	$148,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$894	$1,162
Accounts payable	29,240	21,756
Accrued liabilities	5,196	5,275
Federal and other taxes on income	5,656	3,972
Other taxes payable	1,501	1,633

Total Current Liabilities	42,487	33,798
Long-term debt	5,382	5,664
Capital lease obligations	388	406
Deferred credits and other noncurrent obligations	15,580	15,007
Noncurrent deferred income taxes	12,259	12,170
Reserves for employee benefit plans	4,476	4,449
Minority interests	226	204

Total Liabilities	80,798	71,698

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at June 30, 2008, and December 31, 2007)	1,832	1,832
Capital in excess of par value	14,378	14,289
Retained earnings	90,937	82,329
Notes receivable — key employees	(1)	(1)
Accumulated other comprehensive loss	(1,992)	(2,015)
Deferred compensation and benefit plan trust	(433)	(454)
Treasury stock, at cost (388,205,165 and 352,242,618 shares at June 30, 2008, and December 31, 2007, respectively)	(22,453)	(18,892)

Total Stockholders’ Equity	82,268	77,088

Total Liabilities and Stockholders’ Equity	$163,066	$148,786

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
	(Millions of dollars)

Operating Activities
Net income	$11,143	$10,095
Adjustments
Depreciation, depletion and amortization	4,490	4,118
Dry hole expense	199	244
Distributions greater (less) than income from equity affiliates	105	(507)
Net before-tax gains on asset retirements and sales	(123)	(1,756)
Net foreign currency effects	30	252
Deferred income tax provision	(381)	(227)
Net increase in operating working capital	(502)	(488)
Minority interest in net income	62	47
Increase in long-term receivables	(167)	(46)
Increase in other deferred charges	(7)	(56)
Cash contributions to employee pension plans	(127)	(179)
Other	589	692

Net Cash Provided by Operating Activities	15,311	12,189

Investing Activities
Capital expenditures	(8,971)	(6,957)
Proceeds from asset sales	418	2,412
Net sales of marketable securities	297	37
Repayment of loans by equity affiliates	162	10
Proceeds from sale of other short-term investments	261	—

Net Cash Used for Investing Activities	(7,833)	(4,498)

Financing Activities
Net borrowings (payments) of short-term obligations	308	(872)
Repayments of long-term debt and other financing obligations	(877)	(1,192)
Cash dividends	(2,538)	(2,352)
Dividends paid to minority interests	(41)	(48)
Net purchases of treasury shares	(3,561)	(2,579)

Net Cash Used for Financing Activities	(6,709)	(7,043)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	49	75

Net Change in Cash and Cash Equivalents	818	723
Cash and Cash Equivalents at January 1	7,362	10,493

Cash and Cash Equivalents at June 30	$8,180	$11,216

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

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

The results for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of future financial results.

Earnings in the first quarter 2007 included a $700 million gain on a sale of the company’s interest in refining and related assets in the Netherlands. Second quarter 2007 results included a $680 million gain on the sale of the company’s holding of Dynegy Inc. common stock.

Note 2.	Information Relating to the Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended
	June 30
	2008	2007
	(Millions of dollars)

Increase in accounts and notes receivable	$(8,160)	$(1,464)
Increase in inventories	(1,062)	(590)
Increase in prepaid expenses and other current assets	(216)	(484)
Increase in accounts payable and accrued liabilities	7,438	1,014
Increase in income and other taxes payable	1,498	1,036

Net decrease in operating working capital	$(502)	$(488)

In accordance with the cash-flow classification requirements of FAS 123R, Share-Based Payment, the “Net increase in operating working capital” includes reductions of $98 million and $65 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2008 and 2007, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended
	June 30
	2008	2007
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$2	$149
Income taxes	8,679	5,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended
	June 30
	2008	2007
	(Millions of dollars)

Marketable securities purchased	$(3,103)	$(836)
Marketable securities sold	3,400	873

Net sales of marketable securities	$297	$37

The “Net purchases of treasury shares” represents the cost of common shares acquired in the open market less the cost of shares issued for share-based compensation plans. Net purchases totaled $3.6 billion and $2.6 billion in the 2008 and 2007 periods, respectively. Purchases in the first half of 2008 were under the company’s stock repurchase program initiated in September 2007.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in the following table:

	Six Months Ended
	June 30
	2008	2007
	(Millions of dollars)

Additions to properties, plant and equipment	$8,433	$6,365
Additions to investments	487	464
Current-year dry-hole expenditures	154	209
Payments for other liabilities and assets, net	(103)	(81)

Capital expenditures	8,971	6,957
Expensed exploration expenditures	361	335
Assets acquired through capital lease obligations	11	183

Capital and exploratory expenditures, excluding equity affiliates	9,343	7,475
Company’s share of expenditures by equity affiliates	941	1,096

Capital and exploratory expenditures, including equity affiliates	$10,284	$8,571

Note 3.	Operating Segments and Geographic Data

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

Segment Earnings  The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by major operating area for the three- and six-month periods ended June 30, 2008 and 2007, is presented in the following table:

Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Upstream
United States	$2,191	$1,223	$3,790	$2,019
International	5,057	2,416	8,586	4,527

Total Upstream	7,248	3,639	12,376	6,546

Downstream
United States	(682)	781	(678)	1,131
International	(52)	517	196	1,790

Total Downstream	(734)	1,298	(482)	2,921

Chemicals
United States	1	60	2	139
International	40	44	82	85

Total Chemicals	41	104	84	224

Total Segment Income	6,555	5,041	11,978	9,691

All Other
Interest Expense	—	(40)	—	(88)
Interest Income	48	115	105	213
Other	(628)	264	(940)	279

Net Income	$5,975	$5,380	$11,143	$10,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets  Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2008 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at June 30, 2008, and December 31, 2007, are as follows:

Segment Assets

	At June 30	At December 31
	2008	2007
	(Millions of dollars)

Upstream
United States	$25,831	$23,535
International	65,130	61,049
Goodwill	4,629	4,637

Total Upstream	95,590	89,221

Downstream
United States	19,230	16,790
International	31,049	26,075

Total Downstream	50,279	42,865

Chemicals
United States	2,567	2,484
International	981	870

Total Chemicals	3,548	3,354

Total Segment Assets	149,417	135,440

All Other
United States	5,573	6,847
International	8,076	6,499

Total All Other	13,649	13,346

Total Assets — United States	53,201	49,656
Total Assets — International	105,236	94,493
Goodwill	4,629	4,637

Total Assets	$163,066	$148,786

Segment Sales and Other Operating Revenues  Operating-segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2008 and 2007, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations of coal and other minerals, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Upstream
United States	$12,111	$8,073	$21,944	$15,095
International	13,780	8,719	24,219	16,097

Sub-total	25,891	16,792	46,163	31,192
Intersegment Elimination — United States	(4,782)	(2,700)	(8,633)	(4,987)
Intersegment Elimination — International	(8,399)	(5,073)	(14,169)	(8,915)

Total Upstream	12,710	9,019	23,361	17,290

Downstream
United States	27,957	19,247	50,111	34,950
International	39,793	25,597	71,162	47,544

Sub-total	67,750	44,844	121,273	82,494
Intersegment Elimination — United States	(135)	(133)	(251)	(267)
Intersegment Elimination — International	(44)	(9)	(63)	(15)

Total Downstream	67,571	44,702	120,959	82,212

Chemicals
United States	146	172	278	323
International	429	346	822	657

Sub-total	575	518	1,100	980
Intersegment Elimination — United States	(71)	(66)	(129)	(118)
Intersegment Elimination — International	(40)	(38)	(79)	(80)

Total Chemicals	464	414	892	782

All Other
United States	439	372	764	643
International	19	21	37	38

Sub-total	458	393	801	681
Intersegment Elimination — United States	(235)	(179)	(381)	(310)
Intersegment Elimination — International	(6)	(5)	(11)	(9)

Total All Other	217	209	409	362

Sales and Other Operating Revenues
United States	40,653	27,864	73,097	51,011
International	54,021	34,683	96,240	64,336

Sub-total	94,674	62,547	169,337	115,347
Intersegment Elimination — United States	(5,223)	(3,078)	(9,394)	(5,682)
Intersegment Elimination — International	(8,489)	(5,125)	(14,322)	(9,019)

Total Sales and Other Operating Revenues	$80,962	$54,344	$145,621	$100,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Summarized Financial Data — Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical Company LLC (CPChem) joint venture, which is accounted for using the equity method.

The summarized financial information for CUSA and its consolidated subsidiaries is presented in the table below.

	Six Months Ended
	June 30
	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$109,290	$71,500
Costs and other deductions	106,379	67,691
Net income	1,796	3,553

	At June 30	At December 31
	2008	2007
	(Millions of dollars)

Current assets	$39,928	$32,803
Other assets	29,481	27,401
Current liabilities	26,571	20,050
Other liabilities	12,311	11,447

Net equity	$30,527	$28,707

Memo: Total debt	$4,333	$4,433

Note 5.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$260	$182	$501	$339
Costs and other deductions	234	177	453	331
Net income	27	5	90	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30	At December 31
	2008	2007
	(Millions of dollars)

Current assets	$472	$335
Other assets	176	337
Current liabilities	116	107
Other liabilities	87	188

Net equity	$445	$377

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2008.

Note 6.	Income Taxes

Taxes on income for the second quarter and first half of 2008 were $5.8 billion and $10.3 billion, respectively, compared with $3.7 billion and $6.5 billion for the corresponding periods in 2007. The associated effective tax rates for the second quarters of 2008 and 2007 were 49 percent and 41 percent, respectively. For the comparative six-month periods, the effective tax rates were 48 percent and 39 percent, respectively. The 2008 rates in the comparative periods were higher primarily because a greater proportion of income was earned in international upstream tax jurisdictions, which generally have higher income tax rates than other tax jurisdictions. The 2007 second quarter included a relatively low effective tax rate on the sale of the company’s investment in Dynegy common stock. In addition, the 2007 six-month period included a relatively low effective tax rate on the first quarter sale of refining-related assets in the Netherlands.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2008 and 2007 were:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Pension Benefits
United States
Service cost	$62	$65	$125	$130
Interest cost	124	121	249	242
Expected return on plan assets	(148)	(145)	(296)	(289)
Amortization of prior-service costs	(2)	11	(4)	23
Amortization of actuarial losses	15	32	30	64
Settlement losses	20	21	39	41

Total United States	71	105	143	211

International
Service cost	35	32	68	62
Interest cost	70	66	143	127
Expected return on plan assets	(63)	(67)	(133)	(130)
Amortization of prior-service costs	7	4	13	8
Amortization of actuarial losses	17	20	37	40
Curtailment losses	—	3	—	3
Termination costs	1	—	1	—

Total International	67	58	129	110

Net Periodic Pension Benefit Costs	$138	$163	$272	$321

Other Benefits*
Service cost	$49	$24	$56	$32
Interest cost	45	47	89	92
Amortization of prior-service costs	(20)	(20)	(40)	(40)
Amortization of actuarial losses	9	19	19	40

Net Periodic Other Benefit Costs	$83	$70	$124	$124

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2007, the company estimated it would contribute $500 million to employee pension plans during 2008 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through June 30, 2008, a total of $127 million was contributed (including $61 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first half of 2008, the company contributed $96 million to its other postretirement benefit plans. The company anticipates contributing $112 million during the remainder of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, as amended by FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at June 30, 2008, was $1.84 billion, an increase of approximately $180 million from year-end 2007 due primarily to activities in the United States, Nigeria and Australia. For the category of exploratory well costs at year-end 2007 that were suspended more than one year, a total of $65 million was expensed in the first half of 2008.

Note 9.	Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. The company is a party to 89 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. Chevron has agreed in principle to a tentative settlement of 59 pending lawsuits and claims. The terms of this agreement which is currently under court review are confidential and not material to the company’s results of operations, liquidity or financial position.

Resolution of remaining lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The tentative settlement of the referenced 59 lawsuits did not set any precedents related to standards of liability to be used to judge the merits of the claims, corrective measures required or monetary damages to be assessed for the remaining lawsuits and claims or future lawsuits and claims. As a result, the company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.

Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively to Chevron; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the Company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, healthcare systems, and additional infrastructure for Petroecuador. The engineer’s report also asserts that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed, and his report prepared, in a manner contrary to law and in violation of the court’s orders. Chevron intends to move to strike the report and otherwise continue a vigorous defense against any attempted imposition of liability.

Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report itself has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Off-Balance-Sheet Obligations  The company and its subsidiaries have certain other contractual obligations relating to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline, storage and regasification capacity, drilling rigs, utilities and petroleum products, to be used or sold in the ordinary course of the company’s business.

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2008, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of June 30, 2008.

Minority Interests  The company has commitments of $226 million related to minority interests in subsidiary companies.

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

Chevron’s environmental reserve at December 31, 2007, was approximately $1.5 billion. At June 30, 2008, the environmental reserve increased to approximately $1.9 billion. The increase was mainly associated with remediation liabilities Chevron has incurred for sites that were previously sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2007, the company implemented a restructuring and reorganization program in its global downstream operations. Approximately 1,000 employees were eligible for severance payments. As of June 30, 2008, approximately 600 employees had been terminated under the program. Most of the associated positions are located outside of the United States. The program is expected to be complete by the end of 2009.

Shown in the table below is the activity for the company’s liability related to the downstream reorganization. The associated charges against income were categorized as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income.

Amounts Before Tax
(Millions of dollars)

Balance at January 1, 2008	$85
Accruals/Adjustments	—
Payments	(36)

Balance at June 30, 2008	$49

Note 12.	Fair Value Measurements

The company implemented FASB Statement No. 157, Fair Value Measurements (FAS 157), as of January 1, 2008. FAS 157 was amended in February 2008 by FASB Staff Position (FSP) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the company’s application of FAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009.

Implementation of FAS 157 did not have a material effect on the company’s results of operations or consolidated financial position and had no effect on the company’s existing fair-value measurement practices. However, FAS 157 requires disclosure of a fair-value hierarchy of inputs the company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair-value measurements. Beginning January 1, 2009, Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities.

The fair value hierarchy for assets and liabilities measured at fair value at June 30, 2008, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in Active	Other
		Markets for	Observable	Unobservable
	At June 30	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Marketable Securities	$427	$427	$—	$—
Derivatives	326	107	219	—

Total Assets at Fair Value	$753	$534	$219	$—

Derivatives	$1,105	$171	$934	$—

Total Liabilities at Fair Value	$1,105	$171	$934	$—

Marketable securities  The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities.

Derivatives  The company records its derivative instruments — other than any commodity derivative contracts that are designated as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with virtually all the offsetting amount to the Consolidated Statement of Income. For derivatives with identical or similar provisions as contracts that are publicly traded on a regular basis, the company uses the market values of the publicly traded instruments as an input for fair-value calculations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Second Quarter 2008 Compared with Second Quarter 2007
and Six Months 2008 Compared with Six Months 2007

Key Financial Results

Income by Business Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(Millions of dollars)

Upstream — Exploration and Production
United States	$2,191	$1,223	$3,790	$2,019
International	5,057	2,416	8,586	4,527

Total Upstream	7,248	3,639	12,376	6,546

Downstream — Refining, Marketing and Transportation
United States	(682)	781	(678)	1,131
International	(52)	517	196	1,790

Total Downstream	(734)	1,298	(482)	2,921

Chemicals	41	104	84	224

Total Segment Income	6,555	5,041	11,978	9,691
All Other	(580)	339	(835)	404

Net Income*	$5,975	$5,380	$11,143	$10,095

* Includes foreign currency effects	$126	$(138)	$81	$(258)

Net income for the second quarter 2008 was $6.0 billion ($2.90 per share — diluted), compared with $5.4 billion ($2.52 per share — diluted) in the corresponding 2007 period. Net income for the first six months of 2008 was $11.1 billion ($5.38 per share — diluted), vs. $10.1 billion ($4.70 per share — diluted) in the 2007 first half. In the following discussion, the term “earnings” is defined as segment income.

Upstream earnings in the second quarter of 2008 were $7.2 billion, compared with $3.6 billion in the year-ago period. Earnings for the first half of 2008 were $12.4 billion, vs. $6.5 billion a year earlier. The increase between both comparative periods was driven by higher prices for crude oil and natural gas.

Downstream incurred a loss of $734 million in the second quarter of 2008, compared with earnings of $1.3 billion a year earlier. For the six-month periods, a loss of $482 million was recorded in 2008 versus earnings of $2.9 billion in 2007. The 2007 first half included an approximate $700 million gain on the first-quarter sale of the company’s interest in a refinery and related assets in the Netherlands. The losses in the 2008 periods were associated mainly with market conditions that prevented the higher price of crude-oil feedstocks used in the refining process from being fully recovered in the sales price of gasoline and other refined products.

Chemicals earned $41 million and $84 million for the second quarter and first-half 2008, respectively. Comparative amounts in 2007 were $104 million and $224 million.

Refer to pages 25 to 27 for additional discussion of earnings by business segment and “All Other” activities for the second quarter and first six months of 2008 versus the same periods in 2007.

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

During 2007, industry price levels for West Texas Intermediate (WTI), a benchmark crude oil, averaged $72 per barrel. The price for WTI averaged $111 per barrel for the first half of 2008 and was about $124 per barrel at the end of July. Worldwide crude oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

As in 2007, a wide differential in prices existed during the first half of 2008 between high-quality (high-gravity, low sulfur) crude oils and those of lower quality (low-gravity, high sulfur). The relatively lower price for the heavier crudes has been associated with an ample supply and a relatively lower demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The price for higher-quality crude oil has remained high, as the demand for light products, which can be more easily manufactured by refineries from high-quality crude oil, has been strong worldwide. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 30 for the company’s average U.S. and international crude-oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply and demand conditions in those markets. In the United States, benchmark prices at Henry Hub averaged nearly $10 per thousand cubic feet (MCF) in the first half of 2008, compared with $7.40 for the first half of 2007 and about $7 for the full year 2007. At the end of July 2008, the Henry Hub spot price was approximately $9 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand.

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

Besides the impact of the fluctuation in prices for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, changes in tax rates on income, and the cost of goods and services.

In the first half of 2008, the company’s worldwide oil-equivalent production averaged approximately 2.57 million barrels per day. At the beginning of 2008, the company estimated production for the full year at 2.65 million barrels per day under a set of crude-oil and natural-gas price assumptions for the year. Actual crude-oil prices in the 2008 first half were higher than the prices used in the production forecast, and the impact of these higher prices reduced the anticipated volumes recoverable under certain production-sharing and variable-royalty agreements outside the United States. This difference in recovered volumes accounted for most of the variation between the first half of 2008 actual reported rate of production and the full-year forecast. The full-year production outlook is also subject to other factors and many uncertainties, including quotas that may be imposed by OPEC, changes in fiscal terms or restrictions on the scope of company operations, delays in project start-ups, and production disruptions that could be caused by severe weather, local civil unrest and changing geopolitics. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. A significant majority of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally begin well in advance of the start of the associated crude-oil and natural-gas production. For example, the company’s recently announced startup of the 68 percent-owned deepwater Agbami project in Nigeria was associated with a 1998 crude-oil discovery. The total maximum oil-equivalent production at Agbami is estimated at 250,000 barrels per day by the end of 2009.

About one-fourth of the company’s net oil-equivalent production in the first half of 2008 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. OPEC quotas did not significantly affect Chevron’s production level in 2007 or in the first half of 2008. The impact of quotas on the company’s production in future periods is uncertain.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, sub-Saharan Africa and the United Kingdom. Chevron operates or has ownership interests in refineries in each of these areas, except Latin America. Downstream earnings, especially in the United States, have been weak since mid-2007 due mainly to increasing prices of crude oil used in the refining process that have not always been fully recovered through sales prices of refined products.

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

Upstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(Millions of dollars)

U.S. Upstream Income	$2,191	$1,223	$3,790	$2,019

U.S. upstream income of $2.2 billion in the second quarter of 2008 increased nearly $1 billion from the same period last year. Higher prices for crude oil and natural gas benefited earnings by about $1.6 billion between periods. Partially offsetting this benefit were an increase in operating expenses, the impact of lower production and the absence of gains on asset sales.

Six-month 2008 earnings were $3.8 billion, compared with $2 billion a year earlier. Higher prices for crude oil and natural gas increased earnings by about $2.7 billion between periods. Partially offsetting this benefit were the same factors as mentioned above for the fluctuation in earnings between the quarterly periods.

The average realization for crude oil and natural gas liquids in the second quarter of 2008 was $109 per barrel, compared with $57 a year earlier. Six-month prices were $98 and $54 for 2008 and 2007, respectively. The average natural-gas realization was $9.84 per thousand cubic feet in the 2008 quarter, compared with $6.56 in the year-ago period. First-half realizations were $8.67 in 2008 and $6.48 in 2007.

Net oil-equivalent production was 702,000 barrels per day in the second quarter 2008, down 50,000 barrels per day from the corresponding period in 2007. First-half production was 708,000 barrels per day, down 42,000 barrels per day from the first six months of 2007. The lower production in 2008 for both comparative periods was associated with normal field declines. The net liquids component of oil-equivalent production decreased by 6 percent for both the quarter and first half, to 438,000 barrels per day and 437,000, respectively. Net natural gas production averaged 1.6 billion cubic feet per day for both the second quarter and six months of 2008, down about 7 percent and 5 percent, respectively, from the comparative 2007 periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(Millions of dollars)

International Upstream Income*	$5,057	$2,416	$8,586	$4,527

* Includes foreign currency effects	$80	$(111)	$(87)	$(230)

International upstream income of $5.1 billion in the second quarter of 2008 increased $2.6 billion from a year earlier. Higher prices for crude oil and natural gas benefited earnings about $2.7 billion between periods. Partially offsetting the benefit of higher prices was a reduction of crude-oil sales volumes. Foreign currency effects benefited earnings by $80 million in the 2008 quarter, compared with a $111 million reduction to income a year earlier.

For the six-month period, earnings were $8.6 billion, up about $4.1 billion from the 2007 period. Higher prices for crude oil and natural gas in 2008 increased earnings by about $4.6 billion. Partially offsetting the benefit of higher prices was a reduction of crude-oil sales volumes, as well as higher operating and depreciation expenses. Foreign currency effects reduced income by $87 million in 2008, compared with a $230 million reduction to earnings a year earlier.

The average realization for crude oil and natural gas liquids the second quarter 2008 was about $110 per barrel, versus $61 in the 2007 period. For the first half of 2008, the average realization was $99 per barrel, compared with $56 for the six months of 2007. The average natural-gas realization in the 2008 second quarter was $5.44 per thousand cubic feet, up from $3.64 in the second quarter last year. Between the six-month periods, the average natural gas realization increased to $5.13 from $3.74.

Net oil-equivalent production, including volumes from oil sands in Canada, was 1.84 million barrels per day in the second quarter 2008, down 43,000 barrels per day from the year-ago period. Production for the first half of 2008 was 1.86 million barrels per day, down 27,000 from the 2007 first half. Absent the impact of higher prices on certain production-sharing and variable-royalty agreements, net production increased between both comparative periods.

The net liquids component of oil-equivalent production was 1.23 million barrels per day and 1.24 million barrels per day for the second quarter and first half of 2008, respectively. Each was about 7 percent lower than the corresponding 2007 period. Net natural gas production of 3.62 billion cubic feet per day in the second quarter 2008 and 3.70 billion cubic feet per day in first half of 2008 increased 9 percent and 12 percent, respectively from the year-earlier periods.

Downstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

U.S. Downstream (Loss) Income	$(682)	$781	$(678)	$1,131

U.S. downstream incurred a loss of $682 million in the second quarter of 2008 and a loss of $678 million in the first half of the year. In 2007, income of $781 million and $1.1 billion was recorded in the second quarter and first-half periods. The losses for both periods in 2008 were associated with higher costs of crude-oil feedstocks used in the refining process that were not fully recovered in the sales price of gasoline and other refined products. The losses in both periods also included mark-to-market accounting effects of commodity derivative instruments.

Crude-oil inputs to the company’s refineries were 816,000 barrels per day in the second quarter of 2008, down about 7 percent from a year earlier. The decline was primarily due to the effects of a planned turnaround at the company’s refinery in Pascagoula, Mississippi, and suspension of crude processing for asphalt production at the refinery in Perth Amboy, New Jersey. Crude-oil inputs of 855,000 barrels per day in the first half of 2008 increased about 6 percent from the 2007 six-month period as a result of less downtime for refinery turnarounds.

Refined-product sales volumes of 1.38 million barrels per day in the 2008 second quarter were down 8 percent from the corresponding 2007 quarter due primarily to reduced sales of gasoline and gas oils. Branded gasoline sales of 596,000 barrels per day were 5 percent lower. For the six months of 2008, refined-product sales volumes of 1.41 million barrels per day were 5 percent lower than the 2007 first half due to reduced demand for gasoline.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

International Downstream (Loss) Income*	$(52)	$517	$196	$1,790

* Includes foreign currency effects	$46	$(35)	$157	$(30)

International downstream incurred a loss of $52 million in the second quarter of 2008, compared with income of $517 million in the corresponding 2007 period. Earnings for the six months of 2008 were $196 million, down nearly $1.6 billion from the 2007 first-half, which included a $700 million gain recorded in the first quarter on the sale of the company’s interest in a refinery and related assets in the Netherlands. The decline in earnings otherwise between the comparative periods was primarily associated with higher costs of crude-oil feedstocks used in the refining process that were not fully recovered in the sales price of gasoline and other refined products. The decline in earnings for both comparative periods also included the mark-to-market accounting effects of commodity derivative instruments. Foreign currency effects increased 2008 income for the second quarter and first half of 2008 by $46 million and $157 million, respectively. In 2007, foreign currency effects reduced earnings $35 million and $30 million in the comparative periods.

The company’s share of refinery crude-oil inputs were 952,000 barrels per day in the second quarter of 2008, up about 1 percent from the year-ago period. Increased volumes at the GS Caltex affiliate’s refinery in South Korea and the company’s refinery in Cape Town, South Africa, were partially offset due to unplanned shutdowns at the company’s Pembroke refinery in the United Kingdom. For the six-month period, crude-oil inputs were 960,000 barrels per day, down 5 percent due to the sale of the company’s interest in a Netherlands refinery.

Total refined-product sales volumes of 2.07 million barrels per day in the 2008 quarter were 6 percent higher than last year’s corresponding period. Excluding the impact of the 2007 asset sales in Europe, sales volumes were up 8 percent between periods on increased trading activity. Between the six-month periods, refined-product sales of 2.06 million barrels per day increased by about 2 percent.

Chemicals

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Income*	$41	$104	$84	$224

* Includes foreign currency effects	$1	$—	$—	$(1)

Chemical operations earned $41 million in the second quarter 2008, compared with $104 million in the 2007 period. For the six months, earnings decreased from $224 million in 2007 to $84 million in 2008. Reduced earnings for both comparative periods were associated with lower margins on sales of lubricant and fuel additives by the company’s Oronite subsidiary and on sales of commodity chemicals by the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem). The reduced margins reflected higher costs of feedstocks that could not be fully recovered in product sales prices. Also contributing to the lower earnings between periods were higher utility costs associated with the manufacturing process and increased maintenance expenses for the planned shutdowns at various U.S. manufacturing facilities.

All Other

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

(Charges) Income — Net*	$(580)	$339	$(835)	$404

* Includes foreign currency effects	$(1)	$8	$11	$3

All Other includes mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies, and the company’s interest in Dynegy prior to its sale in May 2007.

Net charges in the second quarter of 2008 were $580 million, compared with income of $339 million in the same quarter of 2007. For the six months of 2008, net charges were $835 million, compared with income of $404 million a year earlier. The 2007 periods included a gain of $680 million related to the sale of the company’s investment in Dynegy common stock, a loss of approximately $160 million associated with the early redemption of Texaco Capital Inc. bonds and net favorable tax items. Results in 2008 included net unfavorable corporate tax items and increased costs of environmental remediation for sites that previously had been closed or sold.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(Millions of dollars)

Sales and other operating revenues	$80,962	$54,344	$145,621	$100,646

Sales and other operating revenues in the second quarter of 2008 increased $27 billion from a year earlier due to higher prices for crude oil, natural gas, natural gas liquids and refined products. Between the six-month periods, sales and other operating revenues increased $45 billion due to higher prices.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Income from equity affiliates	$1,563	$894	$2,807	$1,831

Income from equity affiliates increased for the quarterly and six-month periods due mainly to higher upstream-related earnings from Tengizchevroil in Kazakhstan.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Other income	$464	$856	$507	$1,844

Other income for the quarterly period in 2008 decreased due to the absence of a $680 million gain last year on the sale of the company’s investment in Dynegy. Also contributing to the decrease in the six-month period was the absence of a $780 million before-tax gain on the sale of the company’s 31 percent interest in a refinery and related assets in the Netherlands. These gains were partially offset by a $224 million before-tax loss on the redemption of debt in 2007.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(Millions of dollars)

Purchased crude oil and products	$56,056	$33,138	$98,584	$61,265

Purchases increased $23 billion and $37 billion in the quarterly and six-month periods due to higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(Millions of dollars)

Operating, selling, general and administrative expenses	$6,887	$5,640	$12,689	$10,384

Operating, selling, general and administrative expenses increased approximately $1.2 billion between the quarterly periods. The categories of expense with the largest increases were employee and contract labor — $384 million and environmental remediation — $187 million. Other categories of expense increased less than $150 million each.

Between the six-month periods, total expenses increased approximately $2.3 billion. The categories of expense with the largest increases were employee and contract labor — $699 million, environmental remediation — $327 million, and equipment rental — $219 million. Other categories of expense increased less than $200 million each.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Exploration expenses	$307	$273	$560	$579

Exploration expenses in the 2008 second quarter increased due to higher amounts for well write-offs and geological and geophysical costs. The decrease in the six-month period related to lower amounts for well write-offs in the 2008 first quarter.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Depreciation, depletion and amortization	$2,275	$2,156	$4,490	$4,119

The increase in both comparative periods was associated with higher depreciation rates for certain oil and gas producing fields, reflecting completion of higher-cost development projects and asset retirement obligations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Taxes other than on income	$5,699	$5,743	$11,142	$11,168

Taxes other than on income was relatively unchanged from the 2007 periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Interest and debt expense	$—	$63	$—	$137

Interest and debt expense was zero in 2008 due to all interest-related amounts being capitalized.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Millions of dollars)

Income tax expense	$5,756	$3,682	$10,265	$6,527

Effective income tax rates for the 2008 and 2007 second quarters were 49 percent and 41 percent, respectively. For the year-to-date periods, the effective tax rates were 48 and 39 percent, respectively. The higher rates in 2008 were due to a greater proportion of income being earned in international upstream tax jurisdictions, which generally have higher income tax rates than other tax jurisdictions. The 2007 second quarter included a relatively low effective tax rate on the sale of the company’s investment in Dynegy common stock. In addition, the 2007 six-month period included a relatively low effective tax rate on the first-quarter sale of refining-related assets in the Netherlands.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

U.S. Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	438	468	437	464
Net natural-gas production (MMCFPD)(3)	1,588	1,703	1,627	1,713
Net oil-equivalent production (MBOEPD)	702	752	708	750
Sales of natural gas (MMCFPD)	7,631	8,153	7,817	8,004
Sales of natural gas liquids (MBPD)	167	170	156	155
Revenue from net production
Crude oil and natural gas liquids ($/Bbl.)	$108.67	$57.27	$97.66	$53.64
Natural gas ($/MCF)	$9.84	$6.56	$8.67	$6.48
International Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	1,207	1,297	1,218	1,307
Net natural-gas production (MMCFPD)(3)	3,621	3,314	3,695	3,293
Net oil-equivalent production (MBOEPD)(4)	1,835	1,878	1,860	1,887
Sales of natural gas (MMCFPD)	4,205	3,839	4,190	3,865
Sales of natural gas liquids (MBPD)(5)	127	123	131	116
Revenue from liftings
Crude oil and natural gas liquids ($/Bbl.)	$110.44	$61.32	$98.63	$56.33
Natural gas ($/MCF)	$5.44	$3.64	$5.13	$3.74
U.S. and International Upstream
Total net oil-equivalent production, including volumes from oil sands (MBOEPD)(3)(4)	2,537	2,630	2,568	2,637
U.S. Downstream
Gasoline sales (MBPD)(6)	677	741	687	735
Sales of other refined products(MBPD)	706	765	721	742

Total	1,383	1,506	1,408	1,477
Refinery input (MBPD)	816	881	855	805
International Downstream
Gasoline sales (MBPD)(6)	512	458	507	466
Sales of other refined products (MBPD)	1,043	1,034	1,048	1,074
Share of affiliate sales (MBPD)	511	464	504	469

Total	2,066	1,956	2,059	2,009
Refinery input (MBPD)	952	942	960	1,006

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	69	52	80	60
International	424	411	454	420
(4) Includes production from oil sands — net (MBPD):	24	29	26	31
(5) 2007 conformed to 2008 presentation.
(6) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $8.6 billion at June 30, 2008, up $500 million from year-end 2007. Cash provided by operating activities in the first half of 2008 was $15.3 billion, an amount sufficient to fund the company’s capital and exploratory program, dividend payments and repurchases of common stock.

Dividends  The company paid dividends of $2.5 billion to common stockholders during the first six months of 2008. In April 2008, the company increased its quarterly dividend by 12.1 percent to 65 cents per share.

Debt and Capital Lease and Minority Interest Obligations  Chevron’s total debt and capital lease obligations were $6.7 billion at June 30, 2008, down from $7.2 billion at December 31, 2007. The decline was associated with $750 million of Chevron Canada Funding Company bonds that matured in February 2008. The company also had minority interest obligations of $226 million at June 30, 2008.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.5 billion at June 30, 2008, and December 31, 2007. Of these amounts, $4.6 billion and $4.4 billion were reclassified to long-term at the end of each period, respectively. At June 30, 2008, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At June 30, 2008, the company had $5 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2008. In addition, the company has an automatic shelf registration statement that expires in March 2010 for an unspecified amount of non-convertible debt securities issued or guaranteed by the company.

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

Common Stock Repurchase Program  In September 2007, the company authorized the acquisition of up to $15 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. The company acquired 20.5 million shares in the open market for $2.0 billion during the second quarter of 2008. From the inception of the program in September 2007 through July 2008, the company had purchased 70.2 million shares for approximately $6.4 billion.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.2 at June 30, 2008, and at December 31, 2007. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At December 31, 2007, the book value of inventory was approximately $7 billion lower than replacement costs, based on average acquisition costs during the year. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 7.5 percent at June 30, 2008, and 8.6 percent at year-end 2007, respectively.

Pension Obligations  At the end of 2007, the company estimated it would contribute $500 million to employee pension plans during 2008 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through June 30, 2008, a total of $127 million was contributed (including $61 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures  Total expenditures, including the company’s share of spending by affiliates, were $10.3 billion in the first six months of 2008, compared with $8.6 billion in the corresponding 2007 period. The amounts included the company’s share of equity-affiliate expenditures of $900 million and $1.1 billion in the 2008 and 2007 periods, respectively. Expenditures for upstream projects in 2008 were about $8.4 billion, representing 82 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

United States
Upstream	$1,239	$970	$2,690	$1,890
Downstream	528	325	900	558
Chemicals	21	38	127	67
All Other	142	133	265	396

Total United States	1,930	1,466	3,982	2,911

International
Upstream	2,887	2,579	5,723	4,826
Downstream	325	460	554	809
Chemicals	13	11	22	22
All Other	2	—	3	3

Total International	3,227	3,050	6,302	5,660

Worldwide	$5,157	$4,516	$10,284	$8,571

Contingencies and Significant Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. The company is a party to 89 lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners, related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. Chevron has agreed in principle to a tentative settlement of 59 pending lawsuits and claims. The terms of this agreement which is currently under court review are confidential and not material to the company’s results of operations, liquidity or financial position.

Resolution of remaining lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The tentative settlement of the referenced 59 lawsuits did not set any precedents related to standards of liability to be used to judge the merits of the claims, corrective measures required or monetary damages to be assessed for the remaining lawsuits and claims or future lawsuits and claims. As a result, the company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively to Chevron; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the Company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, healthcare systems, and additional infrastructure for Petroecuador. The engineer’s report also asserts that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed, and his report prepared, in a manner contrary to law and in violation of the court’s orders. Chevron intends to move to strike the report and otherwise continue a vigorous defense against any attempted imposition of liability.

Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report itself has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Off-Balance-Sheet Obligations  The company and its subsidiaries have certain other contractual obligations relating to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline, storage and regasification capacity, drilling rigs, utilities and petroleum products, to be used or sold in the ordinary course of the company’s business.

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2008, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of June 30, 2008.

Minority Interests  The company has commitments of $226 million related to minority interests in subsidiary companies.

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

Chevron’s environmental reserve at December 31, 2007, was approximately $1.5 billion. At June 30, 2008, the environmental reserve increased to approximately $1.9 billion. The increase was mainly associated with remediation liabilities Chevron has incurred for sites that were previously sold.

Financial Instruments  The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward-exchange contracts and interest rate swaps.

Income Taxes  Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2008. For Chevron’s major tax jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2003, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

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

Information about market risks for the three months ended June 30, 2008, does not differ materially from that discussed under Item 7A of Chevron’s 2007 Annual Report on Form 10-K/A.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Chevron management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2008, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Information about risk factors for the three months ended June 30, 2008, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2007 Annual Report on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

April 1-30, 2008	3,092,614	88.40	2,760,000	—
May 1-31, 2008	8,671,760	99.27	8,150,000	—
June 1-30, 2008	9,735,675	98.84	9,588,950	—

Total	21,500,049	97.51	20,498,950	(2)

(1)	Includes 69,885 common shares repurchased during the three-month period ended June 30, 2008, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 931,214 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended June 30, 2008.

(2)	In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through June 30, 2008, $6.1 billion had been expended to repurchase 67,446,969 shares since the common stock repurchase program began.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on May 28, 2008.

	Number of Shares
	Voted For	Voted Against	Abstain

1. Election of Directors
Samuel H. Armacost	1,743,417,440	44,810,834	31,807,962
Linnet F. Deily	1,713,150,542	75,342,094	31,562,079
Robert E. Denham	1,744,269,018	43,844,360	31,941,339
Robert J. Eaton	1,755,515,473	33,108,822	31,430,421
Sam Ginn	1,754,511,498	33,295,139	32,248,080
Franklyn G. Jenifer	1,754,709,310	33,051,397	32,294,009
James L. Jones	1,765,116,359	22,915,465	32,022,892
Sam Nunn	1,732,544,395	56,199,932	31,291,909
David J. O’Reilly	1,757,764,953	30,689,648	31,581,638
Donald B. Rice	1,762,966,572	25,689,599	31,380,065
Peter J. Robertson	1,760,932,844	28,525,320	30,578,072
Kevin W. Sharer	1,757,173,631	31,496,112	31,384,972
Charles R. Shoemate	1,766,031,875	22,044,298	31,978,542
Ronald D. Sugar	1,766,253,958	22,179,740	31,621,017
Carl Ware	1,766,064,255	22,859,652	31,130,810

	Number of Shares
				Represent Broker
	Voted For	Voted Against	Abstain	Non-Votes

2. Ratification of Independent Registered Public Accounting Firm	1,763,587,543	27,427,886	29,039,287	—
3. Board Proposal to Amend Company’s Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Chevron Common Stock	1,692,925,211	95,627,717	31,501,504	—
4. Stockholder Proposal to Adopt Policy to Separate the CEO/Chairman Positions	213,611,721	1,238,892,898	34,543,318	333,006,780
5. Stockholder Proposal to Adopt Policy and Report on Human Rights	357,594,229	922,270,421	207,183,571	333,006,496
6. Stockholder Proposal to Report on the Environmental Impact of Canadian Oil Sands Operations	367,412,563	916,958,818	202,675,856	333,007,480
7. Stockholder Proposal to Adopt Goals and Report on Greenhouse Gas Emissions	131,853,279	1,133,496,557	221,698,101	333,006,780
8. Stockholder Proposal to Review and Report on Guidelines for Country Selection	113,077,141	1,162,223,669	211,747,411	333,006,496
9. Stockholder Proposal to Report on Host Country Laws	105,873,057	1,175,936,983	205,238,181	333,006,496

Item 6.	Exhibits

Exhibit
Number	Description

(3.1)	Restated Certificate of Incorporation of Chevron Corporation, dated May 30, 2008
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/ M.A. Humphrey
M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 7, 2008

EXHIBIT INDEX

Exhibit
Number	Description

(3.1)*	Restated Certificate of Incorporation of Chevron Corporation, dated May 30, 2008
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer

*	Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.