Form 10-Q
period 2008-09-30
CHEVRON CORP
filed 2008-11-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-368-2
Chevron Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-0890210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6001 Bollinger Canyon Road, San Ramon, California (Address of principal executive offices)	94583-2324 (Zip Code)

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2008

Common stock, $.75 par value	2,031,790,705

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2008, and 2007	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2008, and 2007	4
	Consolidated Balance Sheet at September 30, 2008, and December 31, 2007	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008, and 2007	6
	Notes to Consolidated Financial Statements	7-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38-39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signature		41
Exhibits: Computation of Ratio of Earnings to Fixed Charges		43
Rule 13a-14(a)/15d-14(a) Certifications		44-45
Section 1350 Certifications		46-47
EX-4.1
EX-4.2
EX-4.3
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
INSTANCE DOCUMENT
SCHEMA DOCUMENT
CALCULATION LINKBASE DOCUMENT
LABELS LINKBASE DOCUMENT
PRESENTATION LINKBASE DOCUMENT
DEFINITION LINKBASE DOCUMENT

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

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$76,192	$53,545	$221,813	$154,191
Income from equity affiliates	1,673	1,160	4,480	2,991
Other income	1,002	468	1,509	2,312

Total Revenues and Other Income	78,867	55,173	227,802	159,494

Costs and Other Deductions
Purchased crude oil and products	49,238	33,988	147,822	95,253
Operating expenses	5,676	4,397	15,379	12,134
Selling, general and administrative expenses	1,278	1,446	4,264	4,093
Exploration expenses	271	295	831	874
Depreciation, depletion and amortization	2,449	2,495	6,939	6,614
Taxes other than on income*	5,614	5,538	16,756	16,706
Interest and debt expense	—	22	—	159
Minority interests	32	25	94	72

Total Costs and Other Deductions	64,558	48,206	192,085	135,905

Income Before Income Tax Expense	14,309	6,967	35,717	23,589
Income Tax Expense	6,416	3,249	16,681	9,776

Net Income	$7,893	$3,718	$19,036	$13,813

Per Share of Common Stock:
Net Income
— Basic	$3.88	$1.77	$9.29	$6.49
— Diluted	$3.85	$1.75	$9.23	$6.45
Dividends	$0.65	$0.58	$1.88	$1.68
Weighted Average Number of Shares Outstanding (000s)
— Basic	2,032,433	2,109,345	2,049,812	2,127,409
— Diluted	2,044,616	2,124,198	2,063,149	2,141,096

* Includes excise, value-added and similar taxes:	$2,577	$2,550	$7,766	$7,573

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Net Income	$7,893	$3,718	$19,036	$13,813

Currency translation adjustment	(67)	9	(84)	12
Unrealized holding gain on securities:
Net (loss) gain arising during period	(13)	12	(5)	29
Derivatives:
Net derivatives loss on hedge transactions	126	—	74	(10)
Reclassification to net income of net realized loss	4	13	15	12
Income taxes on derivatives transactions	(44)	(4)	(32)	(4)

Total	86	9	57	(2)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	62	93	187	278
Actuarial gain arising during period	—	9	—	11
Prior service cost:
Amortization to net income of net prior service credits	(16)	(5)	(47)	(11)
Defined benefit plans sponsored by equity affiliates	7	5	22	13
Income taxes on defined benefit plans	(17)	(31)	(65)	(98)

Total	36	71	97	193

Other Comprehensive Gain, Net of Tax	42	101	65	232

Comprehensive Income	$7,935	$3,819	$19,101	$14,045

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30	At December 31
	2008	2007
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$10,636	$7,362
Marketable securities	347	732
Accounts and notes receivable, net	24,922	22,446
Inventories:
Crude oil and petroleum products	4,778	4,003
Chemicals	382	290
Materials, supplies and other	1,129	1,017

Total inventories	6,289	5,310
Prepaid expenses and other current assets	5,153	3,527

Total Current Assets	47,347	39,377
Long-term receivables, net	2,259	2,194
Investments and advances	21,310	20,477
Properties, plant and equipment, at cost	165,372	154,084
Less: accumulated depreciation, depletion and amortization	79,681	75,474

Properties, plant and equipment, net	85,691	78,610
Deferred charges and other assets	4,174	3,491
Goodwill	4,600	4,637
Assets held for sale	329	—

Total Assets	$165,710	$148,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$832	$1,162
Accounts payable	22,107	21,756
Accrued liabilities	9,211	5,275
Federal and other taxes on income	5,682	3,972
Other taxes payable	1,593	1,633

Total Current Liabilities	39,425	33,798
Long-term debt	5,749	5,664
Capital lease obligations	380	406
Deferred credits and other noncurrent obligations	16,013	15,007
Noncurrent deferred income taxes	12,524	12,170
Reserves for employee benefit plans	4,454	4,449
Minority interests	211	204

Total Liabilities	78,756	71,698

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at September 30, 2008, and December 31, 2007)	1,832	1,832
Capital in excess of par value	14,415	14,289
Retained earnings	97,507	82,329
Notes receivable — key employees	(1)	(1)
Accumulated other comprehensive loss	(1,950)	(2,015)
Deferred compensation and benefit plan trust	(434)	(454)
Treasury stock, at cost (410,885,875 and 352,242,618 shares at September 30, 2008, and December 31, 2007, respectively)	(24,415)	(18,892)

Total Stockholders’ Equity	86,954	77,088

Total Liabilities and Stockholders’ Equity	$165,710	$148,786

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
	(Millions of dollars)

Operating Activities
Net income	$19,036	$13,813
Adjustments
Depreciation, depletion and amortization	6,939	6,614
Dry hole expense	287	324
Distributions less than income from equity affiliates	(278)	(1,070)
Net before-tax gains on asset retirements and sales	(757)	(2,099)
Net foreign currency effects	(74)	299
Deferred income tax provision	37	105
Net increase in operating working capital	(713)	(729)
Minority interest in net income	94	72
Increase in long-term receivables	(221)	(75)
Increase in other deferred charges	(70)	(134)
Cash contributions to employee pension plans	(169)	(219)
Other	313	993

Net Cash Provided by Operating Activities	24,424	17,894

Investing Activities
Capital expenditures	(13,632)	(11,381)
Proceeds from asset sales	1,384	3,016
Net sales of marketable securities	351	123
Repayment of loans by equity affiliates	169	11
Proceeds from sale of other short-term investments	359	—

Net Cash Used for Investing Activities	(11,369)	(8,231)

Financing Activities
Net borrowings (payments) of short-term obligations	661	(1,004)
Repayments of long-term debt and other financing obligations	(926)	(3,221)
Cash dividends	(3,861)	(3,577)
Dividends paid to minority interests	(88)	(58)
Net purchases of treasury shares	(5,530)	(4,442)

Net Cash Used for Financing Activities	(9,744)	(12,302)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(37)	96

Net Change in Cash and Cash Equivalents	3,274	(2,543)
Cash and Cash Equivalents at January 1	7,362	10,493

Cash and Cash Equivalents at September 30	$10,636	$7,950

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2007 Annual Report on Form 10-K/A.

The results for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of future financial results.

Earnings for the third quarter 2008 included approximately $400 million of expenses associated with damage to upstream facilities in the U.S. Gulf of Mexico caused by hurricanes Gustav and Ike. Largely offsetting the impact of these expenses were gains of about $350 million on U.S. upstream asset sales.

Earnings for the third quarter 2007 included a $265 million gain on the sale of marketing assets in the Benelux region of Europe. Earnings for the first nine months of 2007 also included a $700 million gain on a sale of the company’s interest in refining and related assets in the Netherlands and a $680 million gain on the sale of the company’s holding of Dynegy Inc. common stock.

Note 2.	Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended
	September 30
	2008	2007
	(Millions of dollars)

Increase in accounts and notes receivable	$(2,559)	$(1,665)
Increase in inventories	(979)	(1,099)
Increase in prepaid expenses and other current assets	(461)	(332)
Increase in accounts payable and accrued liabilities	1,507	2,638
Increase (decrease) in income and other taxes payable	1,779	(271)

Net increase in operating working capital	$(713)	$(729)

The table above excludes items that did not affect cash. The “Increase in accounts payable and accrued liabilities” for the nine months ended September 30, 2008, excludes a $2 billion increase in “Accrued liabilities” for a noncash item that was offset to “Properties, plant and equipment” on the Consolidated Balance Sheet. This was the most significant noncash item and relates to an accrual associated with an upstream operating agreement outside the United States.

In accordance with the cash-flow classification requirements of FAS 123R, Share-Based Payment, the “Net increase in operating working capital” includes reductions of $102 million and $90 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2008, and 2007, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended
	September 30
	2008	2007
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$—	$193
Income taxes	14,298	9,684

The “Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended
	September 30
	2008	2007
	(Millions of dollars)

Marketable securities purchased	$(3,232)	$(904)
Marketable securities sold	3,583	1,027

Net sales of marketable securities	$351	$123

The “Net purchases of treasury shares” represents the cost of common shares less the cost of shares issued for share-based compensation plans. Net purchases totaled $5.5 billion and $4.4 billion in the 2008 and 2007 periods, respectively. Purchases in the first nine months of 2008 were under the company’s stock repurchase program initiated in September 2007. Purchases in the first nine months of 2007 were primarily under the company’s stock buyback program initiated in December 2006 and completed in September 2007.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates are presented in the following table:

	Nine Months Ended
	September 30
	2008	2007
	(Millions of dollars)

Additions to properties, plant and equipment*	$12,812	$10,633
Additions to investments	715	619
Current-year dry-hole expenditures	239	264
Payments for other liabilities and assets, net	(134)	(135)

Capital expenditures	13,632	11,381
Expensed exploration expenditures	544	550
Assets acquired through capital-lease obligations	14	193

Capital and exploratory expenditures, excluding equity affiliates	14,190	12,124
Company’s share of expenditures by equity affiliates	1,587	1,659

Capital and exploratory expenditures, including equity affiliates	$15,777	$13,783

*	Excludes $2 billion noncash addition discussed on page 7.

Note 3.	Operating Segments and Geographic Data

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Income  The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Income by major operating area for the three- and nine-month periods ended September 30, 2008 and 2007, is presented in the following table:

Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Upstream
United States	$2,187	$1,135	$5,977	$3,154
International	3,995	2,296	12,581	6,823

Total Upstream	6,182	3,431	18,558	9,977

Downstream
United States	1,014	(110)	336	1,021
International	817	487	1,013	2,277

Total Downstream	1,831	377	1,349	3,298

Chemicals
United States	30	70	32	209
International	40	33	122	118

Total Chemicals	70	103	154	327

Total Segment Income	8,083	3,911	20,061	13,602

All Other
Interest Expense	—	(15)	—	(103)
Interest Income	52	114	157	327
Other	(242)	(292)	(1,182)	(13)

Net Income	$7,893	$3,718	$19,036	$13,813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets  Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2008 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at September 30, 2008, and December 31, 2007, are as follows:

Segment Assets

	At September 30	At December 31
	2008	2007
	(Millions of dollars)

Upstream
United States	$24,862	$23,535
International	70,359	61,049
Goodwill	4,600	4,637

Total Upstream	99,821	89,221

Downstream
United States	17,921	16,790
International	28,215	26,075

Total Downstream	46,136	42,865

Chemicals
United States	2,620	2,484
International	1,021	870

Total Chemicals	3,641	3,354

Total Segment Assets	149,598	135,440

All Other
United States	8,648	6,847
International	7,464	6,499

Total All Other	16,112	13,346

Total Assets — United States	54,051	49,656
Total Assets — International	107,059	94,493
Goodwill	4,600	4,637

Total Assets	$165,710	$148,786

Segment Sales and Other Operating Revenues  Operating-segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2008, and 2007, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Upstream
United States	$11,036	$7,252	$32,980	$22,347
International	12,295	8,297	36,514	24,394

Sub-total	23,331	15,549	69,494	46,741
Intersegment Elimination — United States	(4,461)	(3,049)	(13,094)	(8,036)
Intersegment Elimination — International	(6,840)	(4,828)	(21,009)	(13,743)

Total Upstream	12,030	7,672	35,391	24,962

Downstream
United States	27,692	19,611	77,803	54,561
International	35,924	25,750	107,086	73,294

Sub-total	63,616	45,361	184,889	127,855
Intersegment Elimination — United States	(126)	(110)	(377)	(377)
Intersegment Elimination — International	(44)	(1)	(107)	(16)

Total Downstream	63,446	45,250	184,405	127,462

Chemicals
United States	146	135	424	458
International	443	361	1,265	1,018

Sub-total	589	496	1,689	1,476
Intersegment Elimination — United States	(60)	(61)	(189)	(179)
Intersegment Elimination — International	(43)	(38)	(122)	(118)

Total Chemicals	486	397	1,378	1,179

All Other
United States	448	393	1,212	1,036
International	19	21	56	59

Sub-total	467	414	1,268	1,095
Intersegment Elimination — United States	(230)	(181)	(611)	(491)
Intersegment Elimination — International	(7)	(7)	(18)	(16)

Total All Other	230	226	639	588

Sales and Other Operating Revenues
United States	39,322	27,391	112,419	78,402
International	48,681	34,429	144,921	98,765

Sub-total	88,003	61,820	257,340	177,167
Intersegment Elimination — United States	(4,877)	(3,401)	(14,271)	(9,083)
Intersegment Elimination — International	(6,934)	(4,874)	(21,256)	(13,893)

Total Sales and Other Operating Revenues	$76,192	$53,545	$221,813	$154,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Summarized Financial Data — Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical Company LLC joint venture, which is accounted for using the equity method.

During the third quarter of 2008, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganization as if it had occurred on January 1, 2007. However, the final information below may not reflect the financial position and operating results in the future or the historical results in the period presented if the reorganization actually had occurred on that date.

The summarized financial information for CUSA and its consolidated subsidiaries is presented in the table below:

	Nine Months Ended
	September 30
	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$166,627	$109,822
Costs and other deductions	159,855	104,961
Net income	4,555	4,308

	At September 30	At December 31
	2008	2007
	(Millions of dollars)

Current assets	$37,781	$32,801
Other assets	30,443	27,401
Current liabilities	23,001	20,050
Other liabilities	11,933	11,447

Net equity	$33,290	$28,705

Memo: Total debt	$4,253	$4,433

Note 5.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$294	$157	$795	$496
Costs and other deductions	269	183	722	514
Net income (loss)	25	(25)	115	(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30	At December 31
	2008	2007
	(Millions of dollars)

Current assets	$519	$335
Other assets	173	337
Current liabilities	136	107
Other liabilities	86	188

Net equity	$470	$377

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2008.

Note 6.	Income Taxes

Taxes on income for the third quarter and first nine months of 2008 were $6.4 billion and $16.7 billion, respectively, compared with $3.2 billion and $9.8 billion for the corresponding periods in 2007. The associated effective tax rates for the third quarters of 2008 and 2007 were 45 percent and 47 percent, respectively. The lower rate for the 2008 third quarter was associated with a greater proportion of income being earned in tax jurisdictions with lower tax rates. For the comparative nine-month periods, the effective tax rates were 47 percent and 41 percent, respectively. The higher rate for the 2008 period was primarily associated with a greater proportion of income being earned in tax jurisdictions with higher income tax rates. In addition, the 2007 nine-month period included a relatively low effective tax rate on the sale of the company’s investment in Dynegy common stock and the sale of refining-related assets in the Netherlands.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2008 and 2007 were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Pension Benefits
United States
Service cost	$63	$65	$188	$195
Interest cost	125	120	374	362
Expected return on plan assets	(149)	(144)	(445)	(433)
Amortization of prior-service costs	(1)	11	(5)	34
Amortization of actuarial losses	14	32	44	96
Settlement losses	19	20	58	61

Total United States	71	104	214	315

International
Service cost	34	30	102	92
Interest cost	81	60	224	187
Expected return on plan assets	(76)	(62)	(209)	(192)
Amortization of prior-service costs	6	5	19	13
Amortization of actuarial losses	19	20	56	60
Curtailment losses	—	—	—	3
Termination costs	—	—	1	—

Total International	64	53	193	163

Net Periodic Pension Benefit Costs	$135	$157	$407	$478

Other Benefits*
Service cost	$7	$8	$63	$40
Interest cost	45	46	134	138
Amortization of prior-service costs	(21)	(21)	(61)	(61)
Amortization of actuarial losses	10	21	29	61

Net Periodic Other Benefit Costs	$41	$54	$165	$178

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2007, the company estimated it would contribute $500 million to employee pension plans during 2008 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through September 30, 2008, a total of $169 million was contributed (including $71 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first nine months of 2008, the company contributed $144 million to its other postretirement benefit plans. The company anticipates contributing $63 million during the remainder of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, as amended by FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at September 30, 2008, was $1.93 billion, an increase of approximately $270 million from year-end 2007 due to drilling activities in Australia, the United States and Nigeria. For the category of exploratory well costs at year-end 2007 that were suspended more than one year, a total of $66 million was expensed in the first nine months of 2008.

Note 9.	Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. In October 2008, 59 cases were settled in which the company was a party and which related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. The terms of this agreement are confidential and not material to the company’s results of operations, liquidity or financial position.

Chevron is a party to 32 other pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The settlement of the 59 lawsuits did not set any precedents related to standards of liability to be used to judge the merits of the claims, corrective measures required or monetary damages to be assessed for the remaining lawsuits and claims or future lawsuits and claims. As a result, the company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

RFG Patent  Fourteen purported class actions were brought by consumers who purchased reformulated gasoline (RFG) from January 1995 through August 2005, alleging that Unocal misled the California Air Resources Board into adopting standards for composition of RFG that overlapped with Unocal’s undisclosed and pending patents. The parties have finalized settlement of all these matters. On August 14, 2008, the United States District Court for the Central District of California granted plaintiffs’ motion for preliminary approval of a class-action settlement. The settlement calls for, among other things, Unocal to pay $48 million, and for the establishment of a cy pres fund to administer payout of the award. Plaintiffs’ motion for the court’s final approval is scheduled for November 24, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, healthcare systems, and additional infrastructure for Petroecuador. The engineer’s report also asserts that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed, and his report prepared, in a manner contrary to law and in violation of the court’s orders. Chevron has submitted a rebuttal to the report in which it asks the court to strike the report in its entirety, and Chevron will continue a vigorous defense of any attempted imposition of liability.

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

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of September 2008, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of September 30, 2008.

Securitization  During the third quarter 2008, the company terminated the program used to securitize downstream-related trade accounts receivable. At year-end 2007, the balance of securitized receivables was $675 million. As of September 30, 2008, the company had no other securitization arrangements in place.

Minority Interests  The company has commitments of $211 million related to minority interests in subsidiary companies.

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

Chevron’s environmental reserve at December 31, 2007, was approximately $1.5 billion. At September 30, 2008, the environmental reserve was approximately $1.9 billion. The increase was mainly associated with remediation liabilities Chevron has incurred for sites that were previously sold.

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

In 2007, the company implemented a restructuring and reorganization program in its global downstream operations. Approximately 1,000 employees were eligible for severance payments. As of September 30, 2008, approximately 600 employees had been terminated under the program. Most of the associated positions are located outside of the United States. The program is expected to be complete by the end of 2009.

Shown in the table below is the activity for the company’s liability related to the downstream reorganization. The associated charges against income were categorized as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income.

Amounts Before Tax
(Millions of dollars)

Balance at January 1, 2008	$85
Accruals/Adjustments	(5)
Payments	(48)

Balance at September 30, 2008	$32

Note 12.	Fair Value Measurements

The company implemented FASB Statement No. 157, Fair Value Measurements (FAS 157), as of January 1, 2008. FAS 157 was amended in February 2008 by FASB Staff Position (FSP) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the company’s application of FAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. FAS 157 was further amended in October 2008 by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 to assets participating in inactive markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value at September 30, 2008, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in Active	Other
		Markets for	Observable	Unobservable
	At September 30	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Marketable Securities	$347	$347	$—	$—
Derivatives	561	315	246	$—

Total Assets at Fair Value	$908	$662	$246	$—

Derivatives	$556	$66	$490	$—

Total Liabilities at Fair Value	$556	$66	$490	$—

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

Derivatives classified as Level 2 include swaps (including interest rate), options, and forward (including foreign currency) contracts principally with financial institutions and other oil and gas companies, the fair values for which are obtained from third party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair-value determinations and proper Level of classification.

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

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)  The FASB issued FAS 160 in December 2007, which will become effective for the company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be presented within the equity section of the consolidated statement of financial position but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statement of Income. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The company does not anticipate the implementation of FAS 160 will significantly change the presentation of its Consolidated Statement of Income or Consolidated Balance Sheet.

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

Third Quarter 2008 Compared with Third Quarter 2007
and Nine Months 2008 Compared with Nine Months 2007

Key Financial Results

Income by Business Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Upstream — Exploration and Production
United States	$2,187	$1,135	$5,977	$3,154
International	3,995	2,296	12,581	6,823

Total Upstream	6,182	3,431	18,558	9,977

Downstream — Refining, Marketing and Transportation
United States	1,014	(110)	336	1,021
International	817	487	1,013	2,277

Total Downstream	1,831	377	1,349	3,298

Chemicals	70	103	154	327

Total Segment Income	8,083	3,911	20,061	13,602
All Other	(190)	(193)	(1,025)	211

Net Income*	$7,893	$3,718	$19,036	$13,813

* Includes foreign currency effects	$303	$(92)	$384	$(350)

Net income for the third quarter 2008 was $7.9 billion ($3.85 per share — diluted), compared with $3.7 billion ($1.75 per share — diluted) in the corresponding 2007 period. Net income for the first nine months of 2008 was $19.0 billion ($9.23 per share — diluted), versus $13.8 billion ($6.45 per share — diluted) in the 2007 first nine months. In the following discussion, the term “earnings” is defined as segment income.

Upstream earnings in the third quarter of 2008 were $6.2 billion, compared with $3.4 billion in the year-ago period. Earnings for the first nine months of 2008 were $18.6 billion, versus $10.0 billion a year earlier. The increase for both comparative periods was driven by higher prices for crude oil and natural gas.

Downstream earnings in the third quarter 2008 of $1.8 billion increased from $377 million a year earlier due to improved margins on the sale of refined products. The 2007 quarter included a $265 million gain on the sale of marketing assets in Europe.

Nine-month 2008 profits were $1.3 billion, down from $3.3 billion in the corresponding 2007 period. Downstream operated at a loss for the first six months of 2008 due to market conditions that prevented escalating costs of crude-oil feedstocks used in the refining process from being fully recovered in the sales price of refined products. Besides the referenced $265 million gain in the 2007 third quarter, the first nine months of 2007 also included a $700 million gain on the sale of the company’s interest in a refinery and related assets in the Netherlands.

Chemicals earned $70 million and $154 million for the third quarter and first-nine months of 2008, respectively. Comparative amounts in 2007 were $103 million and $327 million.

Refer to pages 26 to 29 for additional discussion of earnings by business segment and “All Other” activities for the third quarter and first nine months of 2008 versus the same periods in 2007.

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

The company also continually evaluates opportunities to dispose of assets that are not key to providing sufficient long-term value, or to acquire assets or operations complementary to its asset base to help augment the company’s growth. In October 2008, the company received 14.2 million shares of its common stock in exchange for Chevron’s 44 percent interest in Drunkard’s Wash coalbed natural-gas field in Utah plus $280 million cash. The company expects to record a significant gain on the transaction in the fourth quarter 2008. Asset dispositions and restructurings may occur in future periods and could result in significant gains or losses.

The company has been closely monitoring the ongoing uncertainty in financial and credit markets, the recent rapid decline in crude-oil prices, and the signs of a general contraction of worldwide economic activity. Management is taking these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to deal with potential problems presented by this environment.

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

As shown in the chart at left, the industry price for West Texas Intermediate (WTI), a benchmark crude oil, started 2007 at about $60 per barrel and ended the year at $96. The average price for the year was $72.

In 2008, WTI peaked above $145 per barrel in early July and fell sharply to about $100 by the end of the third quarter. The average price for the first nine months of 2008 was $114 per barrel. By the end of October, the WTI price had fallen to about $68.

Until the drop in crude-oil prices that began in mid-2008, worldwide prices had remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions. The recent slowdown in world economic growth has contributed to a decline in oil demand and the associated drop in prices.

As in 2007, a wide differential in prices existed during the first nine months of 2008 between high-quality (high-gravity, low sulfur) crude oils and those of lower quality (low-gravity, high sulfur). The relatively lower price for the heavier crudes has been associated with an ample supply and a relatively lower demand due to the limited number of refineries that are able to process this lower-quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 32 for the company’s average U.S. and international crude-oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply and demand conditions in those markets. As indicated in the chart at the top of the page, U.S. benchmark prices at Henry Hub averaged nearly $10 per thousand cubic feet (MCF) in the first nine months of 2008, compared with $7 for the first nine months and for the full year 2007. At the end of October 2008, the Henry Hub spot price was $6.78 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the level of inventory in underground storage relative to customer demand.

Certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances, typically resulting in significantly lower average sales prices for the company’s production of natural gas. (Refer to page 32 for the company’s average natural gas realizations for the U.S. and international regions.) Additionally, excess-supply conditions that exist in certain parts of the world cannot easily serve to mitigate the relatively high-price conditions in the United States and other markets because of the lack of infrastructure to transport and receive liquefied natural gas.

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

In the first nine months of 2008, the company’s worldwide oil-equivalent production averaged approximately 2.53 million barrels per day. The production outlook for 2008 and beyond is subject to many factors and uncertainties, including the impact of changing prices on volumes recoverable under certain production-sharing and variable-royalty agreements outside the United States, quotas that may be imposed by OPEC, changes in fiscal terms or restrictions on the scope of company operations, delays in project start-ups, and production disruptions that could be caused by severe weather, local civil unrest and changing geopolitics.

Hurricanes Gustav and Ike in the U.S. Gulf of Mexico caused a decline of approximately 150,000 barrels per day of oil-equivalent production for September 2008. At the end of October, about 90,000 barrels of daily oil-equivalent production, or about half of the production rate in the Gulf of Mexico prior to the hurricanes, had not yet been restored. The company estimates 90 percent of the production will be restored by the fourth quarter of 2009. Less than 10,000 barrels per day are expected to be permanently shut in as a result of hurricane damage.

The outlook for future production levels also is affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. A significant majority of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally begin well in advance of the start of the associated crude-oil and natural-gas production.

About one-fourth of the company’s net oil-equivalent production in the first nine months of 2008 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. On October 24, 2008, OPEC announced a reduction of 1.5 million barrels per day, or about 5 percent, from its previous production ceiling of 28.8 million barrels per day. The reduction became effective November 1, 2008. OPEC quotas did not significantly affect Chevron’s production level in 2007 or in the first nine months of 2008. The company’s current and future production levels could be affected by the OPEC limitations that became effective November 1, but any such effect is not expected to be significant.

Refer to the Results of Operations on pages 26 through 28 for additional discussion of the company’s upstream business.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, sub-Saharan Africa and the United Kingdom. Chevron operates or has ownership interests in refineries in each of these areas, except Latin America. As part of its downstream strategy to focus on areas of market strength, the company recently announced plans to sell marketing businesses in several countries. Refer to the discussion in “Operating Developments” below.

Downstream earnings, especially in the United States, were weak from mid-2007 through mid-2008 due mainly to increasing prices of crude oil used in the refining process that were not always fully recovered through sales prices of refined products. Margins significantly improved in the third quarter 2008 as the price of crude oil declined.

Refer to the Results of Operations on pages 28 through 29 for additional discussion of the company’s downstream operations.

Chemicals  Earnings in the petrochemicals business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Feedstock and fuel costs, which tend to follow crude-oil and natural-gas price movements, also influence earnings in this segment.

Refer to the Results of Operations on page 29 for additional discussion of chemical earnings.

Operating Developments

Noteworthy operating developments for the upstream business in recent months included the following:

•	Kazakhstan — Completed the second phase of a major expansion of production operations and processing facilities at the 50 percent-owned Tengizchevroil affiliate, increasing total crude-oil production capacity from 400,000 barrels per day to 540,000.

•	Nigeria — Started production offshore at the 68 percent-owned and operated Agbami Field, with total oil production averaging about 100,000 barrels per day in October and expected to achieve a total maximum of 250,000 barrels per day by the end of 2009.

•	Middle East — Signed an agreement with the Kingdom of Saudi Arabia to extend to 2039 the company’s operation of the Kingdom’s 50 percent interest in oil and gas resources of the onshore area of the Partitioned Neutral Zone between the Kingdom and the State of Kuwait.

•	Australia — Started production from Train 5 of the one-sixth-owned North West Shelf Venture onshore liquefied-natural-gas (LNG) facility in West Australia, increasing export capacity by up to 4.4 million metric tons annually to 16.3 million.

•	Canada — Finalized agreements with the government of Newfoundland and Labrador to develop the 27 percent-owned Hebron heavy-oil project off the eastern coast.

The company also recently announced plans for its downstream operations to sell marketing-related businesses in Brazil, Nigeria, Benin, Cameroon, Republic of the Congo, Côte d’Ivoire, Togo, Kenya, and Uganda.

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

Upstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

U.S. Upstream Income	$2,187	$1,135	$5,977	$3,154

U.S. upstream income of $2.2 billion in the third quarter of 2008 increased about $1 billion from the same period last year. Higher prices for crude oil and natural gas benefited earnings by about $1.25 billion between periods. The benefit of higher prices was partially offset by the impact of lower oil-equivalent production, mainly the result of production in the Gulf of Mexico that was shut in or disrupted during September because of hurricanes Gustav and Ike. The 2008 quarter also included approximately $400 million of expenses associated with damage to facilities in the Gulf of Mexico caused by the hurricanes. Largely offsetting these expenses were gains of about $350 million on asset sales.

Nine-month 2008 earnings of approximately $6 billion were up $2.8 billion from the corresponding 2007 period. Higher prices for crude oil and natural gas increased earnings by $3.9 billion between periods. Partially offsetting this benefit were the impacts of lower oil-equivalent production and higher operating expenses in the 2008 period.

The average realization for crude oil and natural gas liquids in the third quarter of 2008 was about $107 per barrel, compared with $67 a year earlier. Nine-month prices per barrel were $101 and $58 for 2008 and 2007, respectively. The average natural-gas realization was $8.64 per thousand cubic feet in the 2008 quarter, compared with $5.43 in the year-ago period. Natural-gas realizations were $8.66 and $6.13 in first nine months of 2008 and 2007, respectively.

Net oil-equivalent production was 647,000 barrels per day in the third quarter 2008, down 94,000 barrels per day from a year earlier. More than half the decline was due to operations shut in or disrupted by the hurricanes. Nine-month production was 688,000 barrels per day, down 59,000 barrels per day from the first nine months of 2007. Besides the adverse impact of the hurricanes, the lower production in 2008 for both comparative periods also reflected normal field declines.

The net liquids component of oil-equivalent production decreased about 11 percent between quarters to 409,000 barrels per day. For the nine-month period, net liquids production decreased about 7 percent to 428,000 barrels per day in 2008. Net natural gas production declined about 16 percent for the quarter to 1.43 billion cubic feet per day. Between the nine-month periods, net natural gas production decreased about 9 percent to 1.56 billion cubic feet per day.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

International Upstream Income*	$3,995	$2,296	$12,581	$6,823

* Includes foreign currency effects	$316	$(99)	$229	$(329)

International upstream income of $4 billion in the third quarter of 2008 increased $1.7 billion from a year earlier. Higher prices for crude oil and natural gas benefited earnings about $1.8 billion between periods. Partially offsetting the benefit of higher prices were a reduction of crude-oil sales volumes due to timing of certain cargo liftings and higher operating expenses. Foreign currency effects benefited earnings by $316 million in the 2008 quarter, compared with a $99 million reduction to income a year earlier.

For the nine-month period, earnings were $12.6 billion, up about $5.8 billion from the 2007 period. Higher prices for crude oil and natural gas in 2008 increased earnings by about $6.1 billion. Partially offsetting the benefit were the same factors mentioned above for the quarterly comparison. Foreign currency effects benefited earnings by $229 million in 2008, compared with a $329 million reduction to earnings a year earlier.

The average realization for crude oil and natural gas liquids for the third quarter 2008 was about $103 per barrel, versus $67 in the 2007 period. For the first nine months of 2008, the average realization was $100 per barrel, compared with $60 for the nine months of 2007. The average natural-gas realization in the 2008 third quarter was $5.37 per thousand cubic feet, up from $3.78 in the third quarter last year. Between the nine-month periods, the average natural gas realization increased to $5.21 from $3.75.

Net oil-equivalent production, including volumes from oil sands in Canada, was 1.80 million barrels per day in the third quarter 2008, down about 3 percent from a year earlier. Production for the first nine months of 2008 was 1.84 million barrels per day, down 2 percent from the corresponding 2007 period. Absent the impact of higher prices on certain production-sharing and variable-royalty agreements, net oil-equivalent production increased between both comparative periods.

The net liquids component of oil-equivalent production was 1.19 million barrels per day in the third quarter 2008 and 1.23 million barrels per day in first nine months of 2008, down 8 percent and 7 percent, respectively, from the year-ago quarters. Net natural gas production of 3.62 billion cubic feet per day in the third quarter 2008 and 3.67 billion cubic feet per day in the first nine months of 2008 increased 10 percent and 11 percent from the respective year-earlier periods.

Downstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

U.S. Downstream Income (Loss)	$1,014	$(110)	$336	$1,021

U.S. downstream earned $1 billion in the third quarter of 2008, compared with a loss of $110 million a year earlier. Approximately $800 million of the recovery in earnings was the result of higher margins on the sale of refined products and increased sales of higher-valued products. Gains on commodity derivative instruments also contributed to the increase in earnings.

Earnings for the first nine months of 2008 were $336 million, down about $700 million from the corresponding 2007 period. The decline was associated with an operating loss that occurred for the first half of 2008, when higher costs of crude-oil feedstocks used in the refining process were not fully recovered in the sales price of gasoline and other refined products. Operating expenses were also higher between the nine-months periods. Losses on commodity derivative instruments in the 2008 first half were essentially offset by gains in the third quarter.

Crude-oil inputs to the company’s refineries were 922,000 barrels per day in the third quarter of 2008, up about 15 percent from a year earlier. Between the nine-month periods, crude-oil inputs increased 9 percent. The improvement for both comparative periods was associated with less planned and unplanned refinery downtime.

Refined-product sales volumes of 1.42 million barrels per day in the 2008 third quarter were down 2 percent from the corresponding 2007 quarter. For the nine months of 2008, refined-product sales volumes of 1.41 million barrels per day were about 4 percent lower than the same period of 2007. Declines for both periods were associated with reduced sales of gasoline and fuel oil. Branded gasoline sales for the third quarter of 2008 were 601,000 barrels per day, down 7 percent from a year ago. Nine-month 2008 sales were 600,000 barrels per day, down 5 percent from the comparative 2007 period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

International Downstream Income*	$817	$487	$1,013	$2,277

* Includes foreign currency effects	$63	$5	$220	$(25)

International downstream income of $817 million in the 2008 third quarter increased $330 million from a year earlier. Last year’s third quarter included a $265 million gain on the sale of marketing assets in Europe. Gains on commodity derivative instruments and improved margins on the sale of refined products increased earnings about $600 million between periods. Foreign-currency effects benefited income by $63 million in the 2008 quarter, compared with $5 million a year earlier.

Earnings for the nine months of 2008 were $1 billion, down $1.3 billion from the 2007 period, which included gains of approximately $1 billion on asset sales in Europe. Also contributing to the decline were lower margins on the sale of refined products and higher operating expenses. Gains on commodity derivative instruments had a positive impact on the earnings variance between the nine-month periods. Foreign-currency effects benefited earnings by $220 million in 2008, compared with a $25 million reduction to earnings a year earlier.

The company’s share of refinery crude-oil inputs was 976,000 barrels per day, about 6 percent lower than the third quarter of 2007 due mainly to an increase in planned and unplanned downtime at various affiliate refineries. For the nine-month period, crude-oil inputs were 965,000 barrels per day, down 5 percent due to the sale of the company’s interest in a Netherlands refinery and unplanned downtime at various refineries.

Total refined-product sales volumes of 2 million barrels per day in the 2008 quarter were 1 percent lower than last year’s corresponding period. Between the nine-month periods, refined-product sales of 2 million barrels per day increased by about 1 percent.

Chemicals

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Income*	$70	$103	$154	$327

* Includes foreign currency effects	$(5)	$3	$(5)	$2

Chemical operations earned $70 million in the third quarter 2008, compared with $103 million in the 2007 period. For the nine months, earnings decreased from $327 million in 2007 to $154 million in 2008. The lower earnings for both comparative periods were associated with narrowed margins on sales of lubricant and fuel additives by the company’s Oronite subsidiary and on sales of commodity chemicals by the 50 percent-owned Chevron Phillips Chemical Company LLC. The reduced margins reflected higher costs of feedstocks that could not be fully recovered in product sales prices. Higher utility costs for the manufacturing process and higher expenses for planned maintenance activities also contributed to the respective earnings declines.

All Other

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

(Charges) Income — Net*	$(190)	$(193)	$(1,025)	$211

* Includes foreign currency effects	$(71)	$(1)	$(60)	$2

All Other includes mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies, and the company’s interest in Dynegy prior to its sale in May 2007.

Net charges in the third quarter of 2008 were $190 million, compared with net charges of $193 million in the same quarter of 2007. Foreign-currency effects increased net charges by $71 million in the 2008 quarter, compared with $1 million last year. Other net charges were lower in the 2008 period.

For the nine months of 2008, net charges were approximately $1 billion, compared with income of $211 million a year earlier. The 2007 period included a gain of $680 million related to the sale of the company’s investment in Dynegy common stock, a loss of approximately $160 million associated with the early redemption of debt and net favorable tax items. Results in 2008 included net unfavorable corporate tax items and increased costs of environmental remediation for sites that previously had been closed or sold.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Sales and other operating revenues	$76,192	$53,545	$221,813	$154,191

Sales and other operating revenues in the third quarter and first nine months of 2008 increased $23 billion and $68 billion, respectively, from the year-earlier comparative periods. The increases reflected higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Income from equity affiliates	$1,673	$1,160	$4,480	$2,991

Income from equity affiliates increased for the quarterly period on improved upstream-related earnings at Tengizchevroil in Kazakhstan and in Venezuela, due to higher prices for crude oil. Earnings for downstream operations were also higher on improved margins in the Asia-Pacific region. The increase between the nine-month periods was due largely to higher upstream-related earnings at Tengizchevroil due to higher prices for crude oil.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Other income	$1,002	$468	$1,509	$2,312

Other income for the quarterly period in 2008 increased due to gains totaling approximately $550 million on U.S. upstream asset sales. Other income for the nine months of 2007 included a $680 million gain on the sale of the company’s investment in Dynegy, approximate gains of $1.1 billion on asset sales in Europe, and an approximate $225 million loss on the redemption of debt.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Purchased crude oil and products	$49,238	$33,988	$147,822	$95,253

Purchases increased $15 billion and $53 billion in the quarterly and nine-month periods due to higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Operating, selling, general and administrative expenses	$6,954	$5,843	$19,643	$16,227

Operating, selling, general and administrative expenses increased approximately $1.1 billion between the quarterly periods, primarily due to expenses in the 2008 quarter of approximately $700 million associated with damage to facilities caused by hurricanes in the Gulf of Mexico, higher employee costs of about $250 million, and an increase of approximately $150 million related to equipment rentals and other expenses.

Between the nine-month periods, total expenses increased approximately $3.4 billion, primarily due to $1.5 billion of increased costs for materials, services and equipment; higher employee costs of about $800 million; the 2008 hurricane-related expenses discussed above; and an increase of about $200 million for environmental remediation activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Exploration expenses	$271	$295	$831	$874

The decline in exploration expenses between quarters was due to lower amounts for geological and geophysical costs. The decline between the nine-month periods was the result of lower amounts for well write-offs.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Depreciation, depletion and amortization	$2,449	$2,495	$6,939	$6,614

Depreciation, depletion and amortization expenses were relatively unchanged between the quarterly periods. The increase between the nine-month periods was associated with higher depreciation rates for certain oil and gas producing fields, reflecting completion of higher-cost development projects and asset retirement obligations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Taxes other than on income	$5,614	$5,538	$16,756	$16,706

Taxes other than on income were relatively unchanged from the 2007 periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Interest and debt expense	$—	$22	$—	$159

Interest and debt expense was zero in 2008 due to all interest-related amounts being capitalized.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Millions of dollars)

Income tax expense	$6,416	$3,249	$16,681	$9,776

Refer to Note 6 on page 14 for a discussion of the change in income tax expense between the comparative periods and the change in the associated effective income-tax rates.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

U.S. Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	409	458	428	462
Net natural-gas production (MMCFPD)(3)	1,431	1,695	1,561	1,707
Net oil-equivalent production (MBOEPD)	647	741	688	747
Sales of natural gas (MMCFPD)	7,142	7,428	7,591	7,810
Sales of natural gas liquids (MBPD)	155	154	156	155
Revenue from net production
Crude oil and natural gas liquids ($/Bbl.)	$107.22	$66.53	$100.73	$57.94
Natural gas ($/MCF)	$8.64	$5.43	$8.66	$6.13
International Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	1,167	1,274	1,201	1,296
Net natural-gas production (MMCFPD)(3)	3,618	3,288	3,669	3,291
Net oil-equivalent production (MBOEPD)(4)	1,796	1,850	1,838	1,874
Sales of natural gas (MMCFPD)	4,224	3,646	4,201	3,791
Sales of natural gas liquids (MBPD)(5)	105	117	122	116
Revenue from liftings
Crude oil and natural gas liquids ($/Bbl.)	$102.73	$67.11	$99.93	$59.74
Natural gas ($/MCF)	$5.37	$3.78	$5.21	$3.75
U.S. and International Upstream
Total net oil-equivalent production, including volumes from oil sands (MBOEPD)(3)(4)	2,443	2,591	2,526	2,621
U.S. Downstream
Gasoline sales (MBPD)(6)	706	731	694	734
Sales of other refined products (MBPD)	716	719	719	734

Total	1,422	1,450	1,413	1,468
Refinery input (MBPD)	922	799	878	804
International Downstream
Gasoline sales (MBPD)(6)	500	481	505	471
Sales of other refined products (MBPD)	1,007	1,056	1,034	1,068
Share of affiliate sales (MBPD)	501	500	503	480

Total	2,008	2,037	2,042	2,019
Refinery input (MBPD)	976	1,043	965	1,018

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	69	64	77	62
International	511	422	473	421
(4) Includes production from oil sands — net (MBPD):	26	28	26	30
(5) 2007 conformed to 2008 presentation.
(6) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled nearly $11 billion at September 30, 2008, up $2.9 billion from year-end 2007. Cash provided by operating activities in the first nine months of 2008 was $24.4 billion, an amount sufficient for capital and exploratory expenditures, dividends on common stock and repurchases of common stock.

Dividends  The company paid dividends of $3.9 billion to common stockholders during the first nine months of 2008. In April 2008, the company increased its quarterly dividend by 12.1 percent to 65 cents per share.

Debt and Capital Lease and Minority Interest Obligations  Chevron’s total debt and capital lease obligations were $7.0 billion at September 30, 2008, down from $7.2 billion at December 31, 2007. The decline was associated with the repayment of $750 million of Chevron Canada Funding Company bonds that matured in February 2008. The company also had minority interest obligations of $211 million at September 30, 2008.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $5.8 billion at September 30, 2008, and $5.5 billion at December 31, 2007. Of these amounts, approximately $5.0 billion and $4.4 billion were reclassified to long-term at the end of each period, respectively. At September 30, 2008, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At September 30, 2008, the company had $5 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2008. In addition, the company has an automatic shelf registration statement that expires in March 2010 for an unspecified amount of non-convertible debt securities issued or guaranteed by the company.

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

Common Stock Repurchase Program  In September 2007, the company authorized the acquisition of up to $15 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. The company acquired 23.3 million shares in the open market for $2.0 billion during the third quarter of 2008. From the inception of the program in September 2007 through October 2008, the company had acquired 105 million shares at a cost of $9.1 billion. These amounts include shares acquired in the October 2008 exchange transaction described in “Business Environment and Outlook” on page 23.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.2 at September 30, 2008, and at December 31, 2007. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At December 31, 2007, the book value of inventory was approximately $7 billion lower than replacement costs, based on average acquisition costs during the year. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus equity. This ratio was 7.4 percent at September 30, 2008, and 8.6 percent at year-end 2007, respectively.

Pension Obligations  At the end of 2007, the company estimated it would contribute $500 million to employee pension plans during 2008 (composed of $300 million for the U.S. plans and $200 million for the international plans). Through September 30, 2008, a total of $169 million was contributed (including $71 million to the U.S. plans). Total estimated contributions for the full year continue to be $500 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures  Total expenditures, including the company’s share of spending by affiliates, were $15.8 billion in the first nine months of 2008, compared with $13.8 billion in the corresponding 2007 period. The amounts included the company’s share of equity-affiliate expenditures of $1.6 billion and $1.7 billion in the 2008 and 2007 periods, respectively. Expenditures for upstream projects in 2008 were about $12.6 billion, representing 80 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

United States
Upstream	$1,296	$1,309	$3,986	$3,199
Downstream	497	392	1,397	950
Chemicals	195	52	322	119
All Other	153	163	418	559

Total United States	2,141	1,916	6,123	4,827

International
Upstream	2,938	2,859	8,661	7,685
Downstream	395	423	949	1,232
Chemicals	18	13	40	35
All Other	1	1	4	4

Total International	3,352	3,296	9,654	8,956

Worldwide	$5,493	$5,212	$15,777	$13,783

Contingencies and Significant Litigation

MTBE  Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. In October 2008, 59 cases were settled in which the company was a party and which related to the use of MTBE in certain oxygenated gasolines and the alleged seepage of MTBE into groundwater. The terms of this agreement are confidential and not material to the company’s results of operations, liquidity or financial position.

Chevron is a party to 32 other pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The settlement of the 59 lawsuits did not set any precedents related to standards of liability to be used to judge the merits of the claims, corrective measures required or monetary damages to be assessed for the remaining lawsuits and claims or future lawsuits and claims. As a result, the company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

RFG Patent  Fourteen purported class actions were brought by consumers who purchased reformulated gasoline (RFG) from January 1995 through August 2005, alleging that Unocal misled the California Air Resources Board into adopting standards for composition of RFG that overlapped with Unocal’s undisclosed and pending patents. The parties have finalized settlement of all these matters. On August 14, 2008, the United States District Court for the Central District of California granted plaintiffs’ motion for preliminary approval of a class-action settlement. The settlement calls for, among other things, Unocal to pay $48 million, and for the establishment of a cy pres fund to administer payout of the award. Plaintiffs’ motion for the court’s final approval is scheduled for November 24, 2008.

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, healthcare systems, and additional infrastructure for Petroecuador. The engineer’s report also asserts that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed, and his report prepared, in a manner contrary to law and in violation of the court’s orders. Chevron has submitted a rebuttal to the report in which it asks the court to strike the report in its entirety, and Chevron will continue a vigorous defense of any attempted imposition of liability.

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

Indemnifications  The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of September 2008, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of September 30, 2008.

Securitization  During the third quarter 2008, the company terminated the program used to securitize downstream-related trade accounts receivable. At year-end 2007, the balance of securitized receivables was $675 million. As of September 30, 2008, the company had no other securitization arrangements in place.

Minority Interests  The company has commitments of $211 million related to minority interests in subsidiary companies.

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

Chevron’s environmental reserve at December 31, 2007, was approximately $1.5 billion. At September 30, 2008, the environmental reserve was approximately $1.9 billion. The increase was mainly associated with remediation liabilities Chevron has incurred for sites that were previously sold.

Financial Instruments  The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward-exchange contracts and interest rate swaps.

Income Taxes  Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2008. For Chevron’s major tax jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2003, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

The Emergency Economic Stabilization Act of 2008 (EESA), the Energy Improvement and Extension Act of 2008 (EIEA), the Energy and Tax Extenders Act of 2008 and the Alternative Minimum Tax Relief Act of 2008 (collectively, the Acts), were signed into U.S. law on October 3, 2008. The EIEA freezes at 6 percent the deduction for oil and natural-gas manufacturing income that was scheduled to increase to 9 percent in 2010. The deduction is still scheduled to increase to 9 percent in 2010 for all other manufacturers. The company is reviewing other provisions of the Acts to determine any possible additional financial impacts.

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

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)  The FASB issued FAS 160 in December 2007, which will become effective for the company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated statement of financial position but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statement of Income. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The company does not anticipate the implementation of FAS 160 will significantly change the presentation of its Consolidated Statement of Income or Consolidated Balance Sheet.

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

Information about market risks for the three months ended September 30, 2008, does not differ materially from that discussed under Item 7A of Chevron’s 2007 Annual Report on Form 10-K/A.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Chevron management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2008.

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2008, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Information about risk factors for the three months ended September 30, 2008, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2007 Annual Report on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

July 1-31, 2008	2,788,866	97.52	2,780,000	—
August 1-31, 2008	9,138,119	85.28	9,135,000	—
September 1-30, 2008	11,421,734	83.19	11,416,933	—

Total	23,348,719	85.72	23,331,933	(2)

(1)	Includes 5,372 common shares repurchased during the three-month period ended September 30, 2008, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 11,414 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended September 30, 2008.

(2)	In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through September 30, 2008, $8.1 billion had been expended to repurchase 90,778,902 shares since the common stock repurchase program began.

Item 5.	Other Information

Rule 10b5-1 Plan Elections

Mr. Peter J. Robertson, Vice Chairman of Chevron Corporation, entered into a pre-arranged stock trading plan in September 2008, as a part of his long-term strategy for asset diversification. It provides for the potential exercise of vested stock options and the associated sale of up to 200,000 shares of Chevron common stock between December 1, 2008 and August 31, 2009. The trading plan was entered into during the last open insider trading window and is intended to satisfy Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(4.1)	Instrument of Resignation, Appointment and Acceptance, Debt Trustee — Chevron Canada Funding Company
(4.2)	Instrument of Resignation, Appointment and Acceptance, Debt Trustee — Chevron Funding Corporation
(4.3)	Instrument of Resignation, Appointment and Acceptance, Debt Trustee — Chevron Corporation
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(100.INS)	XBRL Instance Document
(100.SCH)	XBRL Schema Document
(100.CAL)	XBRL Calculation Linkbase Document
(100.LAB)	XBRL Label Linkbase Document
(100.PRE)	XBRL Presentation Linkbase Document
(100.DEF)	XBRL Definition Linkbase Document

Pursuant to Rule 401 of Regulation S-T, the purpose of submitting the XBRL-related documents is to test the related format and technology and, as a result, investors and others should continue to rely on the official version of the filing and not rely on the XBRL-related documents in making investment decisions. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/ M.A. Humphrey
M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: November 6, 2008

EXHIBIT INDEX

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(4.1)*	Instrument of Resignation, Appointment and Acceptance, Debt Trustee — Chevron Canada Funding Company
(4.2)*	Instrument of Resignation, Appointment and Acceptance, Debt Trustee — Chevron Funding Corporation
(4.3)*	Instrument of Resignation, Appointment and Acceptance, Debt Trustee — Chevron Corporation
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(100.INS)*	XBRL Instance Document
(100.SCH)*	XBRL Schema Document
(100.CAL)*	XBRL Calculation Linkbase Document
(100.LAB)*	XBRL Label Linkbase Document
(100.PRE)*	XBRL Presentation Linkbase Document
(100.DEF)*	XBRL Definition Linkbase Document

Pursuant to Rule 401 of Regulation S-T, the purpose of submitting the XBRL-related documents is to test the related format and technology and, as a result, investors and others should continue to rely on the official version of the filing and not rely on the XBRL-related documents in making investment decisions. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

*	Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.