Form 10-Q
period 2009-03-31
CHEVRON CORP
filed 2009-05-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2009

Common stock, $.75 par value	2,004,671,797

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2009, and 2008	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2009, and 2008	4
	Consolidated Balance Sheet at March 31, 2009, and December 31, 2008	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009, and 2008	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39
Signature		40
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	42
Rule 13a-14(a)/15d-14(a) Certifications		43-44
Section 1350 Certifications		45-46
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals, and other energy-related industries. Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “budgets” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude-oil and natural-gas prices; refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude-oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude-oil and natural-gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by OPEC (Organization of Petroleum Exporting Countries); the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 30 and 31 of the company’s 2008 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars, except
	per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$34,987	$64,659
Income from equity affiliates	611	1,244
Other income	532	43

Total Revenues and Other Income	36,130	65,946

Costs and Other Deductions
Purchased crude oil and products	20,400	42,528
Operating expenses	4,346	4,455
Selling, general and administrative expenses	977	1,347
Exploration expenses	381	253
Depreciation, depletion and amortization	2,867	2,215
Taxes other than on income*	3,978	5,443
Interest and debt expense	8	—

Total Costs and Other Deductions	32,957	56,241

Income Before Income Tax Expense	3,173	9,705
Income Tax Expense	1,319	4,509

Net Income	1,854	5,196
Less: Net income attributable to noncontrolling interests	17	28

Net Income Attributable to Chevron Corporation	$1,837	$5,168

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$0.92	$2.50
— Diluted	$0.92	$2.48
Dividends	$0.65	$0.58
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,991,128	2,066,420
— Diluted	1,999,509	2,080,209

* Includes excise, value-added and similar taxes:	$1,910	$2,537

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Net Income	$1,854	$5,196

Currency translation adjustment	(30)	(3)
Unrealized holding gain on securities:
Net (loss) gain arising during period	(3)	1
Derivatives:
Net derivatives loss on hedge transactions	(49)	—
Reclassification to net income of net realized loss	1	4
Income taxes on derivatives transactions	16	(2)

Total	(32)	2
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	158	64
Prior service cost:
Amortization to net income of net prior service credits	(16)	(16)
Defined benefit plans sponsored by equity affiliates	(2)	8
Income taxes on defined benefit plans	(53)	(29)

Total	87	27

Other Comprehensive Gain, Net of Tax	22	27

Comprehensive Income	1,876	5,223
Comprehensive income attributable to noncontrolling interests	(17)	(28)

Comprehensive Income Attributable to Chevron Corporation	$1,859	$5,195

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31	At December 31
	2009	2008
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$ 9,150	$ 9,347
Marketable securities	154	213
Accounts and notes receivable, net	14,416	15,856
Inventories:
Crude oil and petroleum products	4,803	5,175
Chemicals	373	459
Materials, supplies and other	1,252	1,220

Total inventories	6,428	6,854
Prepaid expenses and other current assets	3,926	4,200

Total Current Assets	34,074	36,470
Long-term receivables, net	2,200	2,413
Investments and advances	21,442	20,920
Properties, plant and equipment, at cost	176,407	173,299
Less: accumulated depreciation, depletion and amortization	83,859	81,519

Properties, plant and equipment, net	92,548	91,780
Deferred charges and other assets	4,451	4,711
Goodwill	4,619	4,619
Assets held for sale	92	252

Total Assets	$159,426	$161,165

LIABILITIES AND EQUITY
Short-term debt	$ 1,018	$ 2,818
Accounts payable	13,635	16,580
Accrued liabilities	5,935	8,077
Federal and other taxes on income	3,024	3,079
Other taxes payable	1,281	1,469

Total Current Liabilities	24,893	32,023
Long-term debt	10,848	5,742
Capital lease obligations	328	341
Deferred credits and other noncurrent obligations	17,618	17,678
Noncurrent deferred income taxes	11,144	11,539
Reserves for employee benefit plans	6,779	6,725

Total Liabilities	71,610	74,048

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at March 31, 2009, and December 31, 2008)	1,832	1,832
Capital in excess of par value	14,500	14,448
Retained earnings	101,647	101,102
Accumulated other comprehensive loss	(3,902)	(3,924)
Deferred compensation and benefit plan trust	(413)	(434)
Treasury stock, at cost (438,004,783 and 438,444,795 shares at March 31, 2009, and December 31, 2008, respectively)	(26,351)	(26,376)

Total Chevron Corporation Stockholders’ Equity	87,313	86,648
Noncontrolling interests	503	469

Total Equity	87,816	87,117

Total Liabilities and Equity	$159,426	$161,165

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Operating Activities
Net Income Attributable to Chevron Corporation	$ 1,837	$ 5,168
Adjustments
Depreciation, depletion and amortization	2,867	2,215
Dry hole expense	184	84
Distributions (less than) more than income from equity affiliates	(440)	42
Net before-tax gains on asset retirements and sales	(475)	(54)
Net foreign currency effects	112	188
Deferred income tax provision	(232)	241
Net (increase) decrease in operating working capital	(1,413)	462
Net income attributable to noncontrolling interests	17	28
Increase in long-term receivables	(105)	(37)
Decrease (increase) in other deferred charges	103	(2)
Cash contributions to employee pension plans	(91)	(78)
Other	40	(150)

Net Cash Provided by Operating Activities	2,404	8,107

Investing Activities
Capital expenditures	(5,984)	(4,452)
Proceeds and deposits related to asset sales	1,194	257
Net sales of marketable securities	55	259
Proceeds from sale of other short-term investments	126	138

Net Cash Used for Investing Activities	(4,609)	(3,798)

Financing Activities
Net (payments) borrowings of short-term obligations	(1,237)	386
Proceeds from issuance of long-term debt	4,993	—
Repayments of long-term debt and other financing obligations	(421)	(816)
Cash dividends	(1,295)	(1,202)
Dividends paid to noncontrolling interests	(7)	(17)
Net sales (purchases) of treasury shares	11	(1,899)

Net Cash Provided by (Used for) Financing Activities	2,044	(3,548)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(36)	85

Net Change in Cash and Cash Equivalents	(197)	846
Cash and Cash Equivalents at January 1	9,347	7,362

Cash and Cash Equivalents at March 31	$ 9,150	$ 8,208

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2009, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2008 Annual Report on Form 10-K.

In the first quarter 2009, the company recorded after-tax gains of $400 million on the sale of international downstream assets.

Note 2.	New Accounting Standard — Noncontrolling Interests

The company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), effective January 1, 2009, and retroactive to the earliest period presented. Prospectively, certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value.

With the adoption of FAS 160, ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.

Shown in the table below is activity for the equity attributable to noncontrolling interests during the first quarters of 2009 and 2008:

	Amount
	2009	2008
	(Millions of dollars)

Balance at January 1	$469	$204
Net income attributable to noncontrolling interests	17	28
Distribution to noncontrolling interests	(7)	(17)
Other changes, net	24	2

Balance at March 31	$503	$217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Information Relating to the Consolidated Statement of Cash Flows

The “Net (increase) decrease in operating working capital” was composed of the following operating changes:

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Decrease (increase) in accounts and notes receivable	$ 1,791	$(1,474)
Decrease (increase) in inventories	308	(343)
Decrease in prepaid expenses and other current assets	53	320
(Decrease) increase in accounts payable and accrued liabilities	(3,367)	1,647
(Decrease) increase in income and other taxes payable	(198)	312

Net (increase) decrease in operating working capital	$(1,413)	$ 462

In accordance with the cash-flow classification requirements of FAS 123R, Share-Based Payment, the “Net (increase) decrease in operating working capital” includes reductions of $2 million and $13 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2009, and 2008, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended March 31
	2009	2008
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$—	$3
Income taxes	1,173	3,355

The “Net sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Marketable securities purchased	$ (3)	$(599)
Marketable securities sold	58	858

Net sales of marketable securities	$55	$ 259

The “Net sales (purchases) of treasury shares” represents the cost of common shares less the cost of shares issued for share-based compensation plans. Net sales totaled $11 million in the first quarter 2009 and net purchases totaled $1.9 billion in the 2008 period. Purchases in the first quarter 2008 were under the company’s stock repurchase program initiated in September 2007. No purchases were made under the program in the 2009 period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates are presented in the following table:

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Additions to properties, plant and equipment	$5,664	$4,148
Additions to investments	224	274
Current-year dry-hole expenditures	159	79
Payments for other liabilities and assets, net	(63)	(49)

Capital expenditures	5,984	4,452
Expensed exploration expenditures	197	169
Assets acquired through capital-lease obligations	—	6

Capital and exploratory expenditures, excluding equity affiliates	6,181	4,627
Company’s share of expenditures by equity affiliates	285	500

Capital and exploratory expenditures, including equity affiliates	$6,466	$5,127

“Additions to properties, plant and equipment” in the 2009 period includes $2 billion for a cash payment related to the extension of an upstream concession agreement.

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

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month period ended March 31, 2009 and 2008 are presented in the following table:

Segment Earnings

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Upstream
United States	$ 21	$1,599
International	1,248	3,529

Total Upstream	1,269	5,128

Downstream
United States	133	4
International	690	248

Total Downstream	823	252

Chemicals
United States	9	1
International	30	42

Total Chemicals	39	43

Total Segment Earnings	2,131	5,423

All Other
Interest Expense	(6)	—
Interest Income	13	57
Other	(301)	(312)

Net Income Attributable to Chevron Corporation	$1,837	$5,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2009 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at March 31, 2009, and December 31, 2008, are as follows:

Segment Assets

	At March 31	At December 31
	2009	2008
	(Millions of dollars)

Upstream
United States	$ 25,651	$ 26,071
International	72,853	72,530
Goodwill	4,619	4,619

Total Upstream	103,123	103,220

Downstream
United States	15,318	15,869
International	23,635	23,572

Total Downstream	38,953	39,441

Chemicals
United States	2,549	2,535
International	1,004	1,086

Total Chemicals	3,553	3,621

Total Segment Assets	145,629	146,282

All Other
United States	6,866	8,984
International	6,931	5,899

Total All Other	13,797	14,883

Total Assets — United States	50,384	53,459
Total Assets — International	104,423	103,087
Goodwill	4,619	4,619

Total Assets	$159,426	$161,165

Segment Sales and Other Operating Revenues Operating-segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2009, and 2008, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Upstream
United States	$ 4,382	$ 9,833
International	6,391	10,439

Sub-total	10,773	20,272
Intersegment Elimination — United States	(1,591)	(3,851)
Intersegment Elimination — International	(3,153)	(5,770)

Total Upstream	6,029	10,651

Downstream
United States	11,407	22,154
International	17,115	31,369

Sub-total	28,522	53,523
Intersegment Elimination — United States	(45)	(116)
Intersegment Elimination — International	(16)	(19)

Total Downstream	28,461	53,388

Chemicals
United States	111	132
International	310	393

Sub-total	421	525
Intersegment Elimination — United States	(46)	(58)
Intersegment Elimination — International	(28)	(39)

Total Chemicals	347	428

All Other
United States	286	325
International	13	18

Sub-total	299	343
Intersegment Elimination — United States	(145)	(146)
Intersegment Elimination — International	(4)	(5)

Total All Other	150	192

Sales and Other Operating Revenues
United States	16,186	32,444
International	23,829	42,219

Sub-total	40,015	74,663
Intersegment Elimination — United States	(1,827)	(4,171)
Intersegment Elimination — International	(3,201)	(5,833)

Total Sales and Other Operating Revenues	$34,987	$64,659

Note 5.	Summarized Financial Data — Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

oil, natural gas and natural gas liquids and those associated with refining, marketing, supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical Company LLC joint venture, which is accounted for using the equity method.

During 2008, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganizations as if they had occurred on January 1, 2008. However, the financial information below may not reflect the financial position and operating results in the future or the historical results in the period presented if the reorganization actually had occurred on that date.

The summarized financial information for CUSA and its consolidated subsidiaries is presented in the table below:

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Sales and other operating revenues	$23,811	$47,649
Costs and other deductions	23,876	46,013
Net (loss) income	(193)	1,047

	At March 31	At December 31
	2009	2008
	(Millions of dollars)

Current assets	$30,605	$32,759
Other assets	31,657	31,807
Current liabilities	11,910	14,322
Other liabilities	15,131	14,805

Net equity	$35,221	$35,439

Memo: Total debt	$ 6,888	$ 6,813

Note 6.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Sales and other operating revenues	$182	$241
Costs and other deductions	192	219
Net (loss) income	(10)	63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31	At December 31
	2009	2008
	(Millions of dollars)

Current assets	$483	$482
Other assets	171	172
Current liabilities	113	98
Other liabilities	94	88

Net equity	$447	$468

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2009.

Note 7.	Income Taxes

Taxes on income for the first quarter of 2009 were $1.3 billion, compared with $4.5 billion for the comparable period in 2008. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) were 42 percent and 46 percent, respectively. The rate in the first quarter of 2009 was lower due to proportionally higher income being earned in international downstream businesses that were taxed at relatively low rates compared with average rates in international upstream tax jurisdictions.

Note 8.	Employee Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2009 and 2008 were:

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Pension Benefits
United States
Service cost	$67	$63
Interest cost	120	125
Expected return on plan assets	(99)	(148)
Amortization of prior-service credits	(2)	(2)
Amortization of actuarial losses	75	15
Settlement losses	50	19

Total United States	211	72

International
Service cost	30	33
Interest cost	69	73
Expected return on plan assets	(46)	(70)
Amortization of prior-service costs	6	6
Amortization of actuarial losses	26	20

Total International	85	62

Net Periodic Pension Benefit Costs	$296	$134

Other Benefits*
Service cost	$8	$7
Interest cost	44	44
Amortization of prior-service credits	(20)	(20)
Amortization of actuarial losses	7	10
Curtailment gains	(5)	—

Net Periodic Other Benefit Costs	$34	$41

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2008, the company estimated it would contribute $800 million to employee pension plans during 2009 (composed of $550 million for the U.S. plans and $250 million for the international plans). Through March 31, 2009, a total of $91 million was contributed (including $60 million to the U.S. plans). Total estimated contributions for the full year continue to be $800 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first quarter 2009, the company made payments of $46 million for other postretirement benefits. The company anticipates payments of $163 million during the remainder of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, as amended by FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at March 31, 2009, was $2.2 billion, an increase of $100 million from year-end 2008 due to drilling activities in the United States. For the category of exploratory well costs at year-end 2008 that were suspended more than one year, a total of $48 million was expensed in the first three months of 2009.

Note 10.	Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 36 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of March 2009, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims had to be asserted by February 2009 for Equilon indemnities and must be asserted no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. In February 2009, Shell delivered a letter to the company purporting to preserve unmatured claims for certain Equilon indemnities. The letter itself provides no estimate of the ultimate claim amount, and management does not believe the letter provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to the Equilon or the Motiva indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests The company has commitments of $503 million related to noncontrolling interests in subsidiary companies.

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

Note 12.	Fair Value Measurements

FASB Statement No. 157, Fair Value Measurements (FAS 157), and its various amendments, establishes a framework for measuring fair value and stipulates disclosures about fair-value measurements. FAS 157 generally applies to recurring and nonrecurring financial and nonfinancial assets and liabilities under other accounting pronouncements that require or permit fair-value measurements. FAS 157 became effective for Chevron on January 1, 2008, for all financial assets and liabilities and recurring nonfinancial assets and liabilities. On January 1, 2009, FAS 157 became effective for nonrecurring nonfinancial assets and liabilities. Among the required

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures is the fair-value hierarchy of inputs the company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

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

Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair-value measurements. Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities. In the first quarter, the company used Level 3 inputs to determine the fair value of a nonrecurring nonfinancial asset.

The fair value hierarchy for recurring assets and liabilities measured at fair value at March 31, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in Active	Other
		Markets for	Observable	Unobservable
	At March 31	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Millions of dollars)

Marketable Securities	$154	$154	$—	$—
Derivatives	380	171	209	—

Total Recurring Assets at Fair Value	$534	$325	$209	$—

Derivatives	$301	$114	$187	$—

Total Recurring Liabilities at Fair Value	$301	$114	$187	$—

Marketable securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities.

Derivatives The company records its derivative instruments — other than any commodity derivative contracts that are designated as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with virtually all the offsetting amounts to the Consolidated Statement of Income. For derivatives with identical or similar provisions as contracts that are publicly traded on a regular basis, the company uses the market values of the publicly traded instruments as an input for fair-value calculations.

The company’s derivative instruments principally include crude oil, natural gas and refined-product futures, swaps, options and forward contracts, as well as foreign-currency forward contracts. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the NYMEX (New York Mercantile Exchange).

Derivatives classified as Level 2 include swaps, options, and forward (including foreign currency) contracts principally with financial institutions and other oil and gas companies, the fair values for which are obtained from third party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair-value determinations and proper level of classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for nonrecurring assets and liabilities measured at fair value at March 31, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

		Prices in Active	Other		Loss (Before Tax)
		Markets for	Observable	Unobservable	Three Months Ended
	At March 31	Identical Assets	Inputs	Inputs	March 31,
	2009	(Level 1)	(Level 2)	(Level 3)	2009
	(Millions of dollars)

Properties, plant and equipment, net (held and used)	$24	$—	$—	$24	$110
Properties, plant and equipment, net (held for sale)	12	—	12	—	44

Total Nonrecurring Assets at Fair Value	$36	$—	$12	$24	$154

Impairments of Properties, plant and equipment In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), long-lived assets held and used with a carrying amount of $134 million were written down to a fair value of $24 million, resulting in a before-tax loss of $110 million. The fair value was determined by the application of an internal discounted cash-flow model. Cash flows were determined based on company estimates of future production and discounted using an internal rate of return consistent with that used by the company to evaluate cash flows of other assets of a similar nature.

Also in accordance with the provisions of FAS 144, long-lived assets held for sale with a carrying amount of $56 million were written down to a fair value of $12 million, resulting in a before-tax loss of $44 million.

Note 13.	Derivative Instruments and Hedging Activities

The company implemented FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161), as of January 1, 2009.

Implementation of FAS 161 did not have any effect on the company’s results of operations or consolidated financial position and similarly had no effect on the company’s existing use of derivative instruments or hedging activities. However, FAS 161 amended and expanded the disclosures required by FAS 133 in order that they provide an enhanced understanding of how and why the company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments affect the company’s financial position, financial performance and cash flows.

The company’s derivative instruments principally include crude-oil, natural-gas and refined-product futures, swaps, options and forward contracts, as well as foreign-currency forward contracts. None of the company’s derivative instruments are designated as hedging instruments. The company’s derivatives that are not designated as hedging instruments have no material effect on the company’s financial position, financial performance or cash flows.

The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward-exchange contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments, measured at fair value at March 31, 2009, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet:
Fair Value of Derivatives not Designated as Hedging Instruments

		Asset Derivatives —			Liability Derivatives —
		Fair Value			Fair Value
		(Millions of dollars)
Type of	Balance Sheet	At March 31	At December 31	Balance Sheet	At March 31	At December 31
Derivative Contract	Classification	2009	2008	Classification	2009	2008

Foreign Exchange	Accounts and notes receivable, net	$ —	$ 5	Accrued liabilities	$ 26	$ 89
Commodity	Accounts and notes receivable, net	357	764	Accounts payable	246	344
Commodity	Long-term receivables, net	23	30	Deferred credits and other noncurrent obligations	29	83

		$380	$799		$301	$516

Consolidated Statement of Income:
The Effect of Derivatives not Designated as Hedging Instruments

		Gain/(Loss)
		Three Months Ended
Type of		March 31
Derivative Contract	Statement of Income Classification	2009	2008
		(Millions of dollars)

Foreign Exchange	Other income	$58	$—
Commodity	Sales and other operating revenues	73	(113)
Commodity	Purchased crude oil and products	64	(103)
Commodity	Other income	—	(2)

		$195	$(218)

Note 14.	Assets Held For Sale

At March 31, 2009, the company classified $92 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets relate to upstream and downstream and are anticipated to be sold in 2009.

Note 15.	Other New Accounting Standards

FASB Staff Position FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (FSP FAS 141(R)-1) The FASB issued FSP FAS 141(R)-1 in April 2009, which became effective for business combinations having an acquisition date on or after January 1, 2009. This standard requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2009, the FASB issued FSP FAS 157-4, which will become effective for the company’s interim and annual reporting beginning in the second quarter 2009. The FSP provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. The company does not anticipate the implementation of this new accounting standard will significantly change its valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) The FASB issued FSP FAS 115-2 and FAS 124-2 during April 2009, and the standard became effective as of April 1, 2009. This FSP changes the requirements for recognition and disclosure of other-than-temporary impairment for debt securities and changes the trigger used to assess the collectability of cash flows. The company does not anticipate the implementation of this new accounting standard will significantly change the valuation and disclosure of its investments in debt securities because the securities are primarily short-term, highly liquid, investment-grade instruments.

FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) The FASB issued FSP FAS 107-1 and APB 28-1 during April 2009 to require the associated disclosures to be presented in both interim and annual reports. The FSP becomes effective for the company’s reporting in the second quarter 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2009 Compared With First Quarter 2008

Key Financial Results

Earnings by Business Segment

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Upstream — Exploration and Production
United States	$21	$1,599
International	1,248	3,529

Total Upstream	1,269	5,128

Downstream — Refining, Marketing and Transportation
United States	133	4
International	690	248

Total Downstream	823	252

Chemicals	39	43

Total Segment Earnings	2,131	5,423
All Other	(294)	(255)

Net Income Attributable to Chevron Corporation(1)(2)	$1,837	$5,168

(1) Includes foreign currency effects	$(54)	$(45)
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the first quarter 2009 was $1.8 billion ($0.92 per share — diluted), compared with $5.2 billion ($2.48 per share — diluted) in the corresponding 2008 period.

Upstream earnings in the first quarter 2009 were $1.3 billion, compared with $5.1 billion in the 2008 quarter. The decrease between periods was mainly due to sharply lower prices for crude oil and natural gas.

Downstream earnings were $823 million in the first quarter 2009, up $571 million from a year earlier. The increase was primarily associated with $400 million of gains on the sale of assets.

Chemicals earned $39 million and $43 million for the first quarters of 2009 and 2008, respectively.

Refer to pages 27 to 29 for additional discussion of results by business segment and “All Other” activities for the first quarter of 2009 versus the same period in 2008.

Business Environment and Outlook

Chevron is a global energy company with significant business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, France, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, the Philippines, Qatar, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, Venezuela, and Vietnam.

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

In recent years and through most of 2008, Chevron and the oil and gas industry at large experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. This increase in costs affected the company’s operating expenses and capital programs for all business segments, but particularly for upstream. These cost pressures began to soften somewhat in late 2008 and into the first quarter 2009. As the price of crude oil dropped precipitously from a record high in mid-year 2008, the demand for some goods and services in the industry began to slacken. This downward cost trend is expected to continue during 2009 if crude-oil prices do not significantly rebound. The company is actively managing its schedule of work and contracting and procurement activities to capture the value associated with this decline in costs. (Refer to the “Upstream” section below for a discussion of the trend in crude-oil prices.)

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

The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s growth. Refer to the “Results of Operations” section beginning on page 27 for discussions of net gains on asset sales during the first quarter 2009. Asset dispositions and restructurings may occur in future periods and could result in significant gains or losses.

The company continues to closely monitor developments in the financial and credit markets, the general contraction of worldwide economic activity and the implications to the company from weakness in prices for crude oil and natural gas. Management is taking these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to deal with potential problems presented in this environment. (Refer also to discussion of the company’s liquidity and capital resources on page 31.)

Comments related to earnings trends for the company’s major business areas are as follows:

Upstream Earnings for the upstream segment are closely aligned with industry price levels for crude oil and natural gas. Crude-oil and natural-gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Moreover, any of these factors could also inhibit the company’s production capacity in an affected region. The company monitors developments closely in the countries in which it operates and holds investments, and attempts to manage risks in operating its facilities and business. Besides the impact of the fluctuation in prices for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts and changes in tax rates on income.

Price levels for capital and exploratory costs and operating expenses associated with the efficient production of crude oil and natural gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also prices charged by the industry’s material- and service-providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Capital and exploratory expenditures and operating expenses also can be affected by damages to production facilities caused by severe weather or civil unrest. The chart below shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil and U.S Henry Hub natural gas. During 2008, industry price levels for WTI averaged $100 per barrel. The WTI price peaked at $147 in July 2008 and fell sharply to $45 at the end of the year. The WTI price in the first quarter 2009 averaged $43 and ended April at $51. The decline in prices from mid-2008 is largely associated with a weakening in global economic conditions and a reduction in the demand for crude oil. In an April 2009 report, the International Energy Agency (IEA) predicted global demand for crude oil in 2009 would decline nearly 3 percent from the 2008 level of consumption. Such a contraction in demand would be the most severe since the early 1980s.

A differential in crude-oil prices exists between high-quality (high-gravity, low sulfur) crudes and those of lower quality (low-gravity, high sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand that is a function of the limited number of refineries that are able to process this lower-quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 31 for the company’s average U.S. and international crude-oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply and demand conditions in those markets. Prices at Henry Hub averaged $4 per thousand cubic feet (MCF) in the first quarter 2009, compared with almost $9 for the first three months and for the full-year 2008. At the end of April 2009, the Henry Hub spot price was about $3.25 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the level of inventory in underground storage relative to customer demand. The lower U.S. price levels in 2009 are also associated with a softening in demand as a result of the economic slowdown. In an April 2009 report, the U.S. Energy Information Administration (EIA) forecasted natural-gas demand in the United States would be nearly two percent lower than in 2008.

Certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances, which until recently have resulted in significantly lower average sales prices than in the United States for the company’s production of natural gas. As a result of the U.S. natural gas supply-and-demand conditions in the first quarter 2009, the company’s U.S. and international realizations were about the same. (Refer to page 31 for the company’s average natural gas realizations for the U.S. and international regions.)

In the first quarter 2009, the company’s worldwide net oil-equivalent production averaged 2.66 million barrels per day. During the period, net oil production was constrained by about 50,000 barrels per day due to quotas imposed by OPEC. About one-fifth of the company’s net oil-equivalent production in the first quarter occurred in the OPEC-member countries of Angola, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait. In the United States during the first quarter 2009, approximately 35,000 barrels of oil-equivalent production remained offline as a result of damage caused by hurricanes in the Gulf of Mexico last September. Restoration of these volumes is expected to occur as repairs to third-party pipelines and production facilities are completed.

The production outlook for 2009 and beyond is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, or other disruptions to operations. The outlook for future production levels also is affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. A significant majority of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally begin well in advance of the start of the associated crude-oil and natural-gas production.

Refer to the Results of Operations on pages 27 through 28 for additional discussion of the company’s upstream business.

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

The company’s refining and marketing margins in the first quarter 2009 were generally weak, as demand for refined products in most areas was dampened by the economic slowdown and refined-product supplies in most areas were plentiful.

Refer to the Results of Operations on page 28 for additional discussion of the company’s downstream operations.

Chemicals Earnings in the petrochemicals business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Feedstock and fuel costs, which tend to follow crude-oil and natural-gas price movements, also influence earnings in this segment.

Refer to the Results of Operations on page 28 for additional discussion of chemical earnings.

Operating Developments

Noteworthy operating developments for the upstream business in recent months included the following:

•	United States — Announced a deepwater oil discovery at the Chevron-operated and 55 percent-owned Buckskin prospect in the Gulf of Mexico. Also in the Gulf of Mexico, the company commenced production at the 58 percent-owned and operated Tahiti Field. Total maximum oil-equivalent production is estimated at 135,000 barrels per day by the end of 2009.

•	Australia — Completed a seven-well exploration and appraisal program for the Wheatstone and Iago fields offshore northwest Australia. Chevron has a 100 percent interest in Wheatstone and a two-thirds interest in Iago. Resources from Wheatstone and Iago are expected to support the construction of a two-train LNG plant and domestic natural-gas plant.

•	Republic of the Congo — Announced a deepwater crude-oil discovery in the northern portion of the 31 percent-owned and partner-operated Mono-Bilondo license area. This discovery follows two others made in 2007 and 2008 in the same license area.

In the downstream business, the company finalized sales of marketing businesses in Brazil, Nigeria, Uganda and Benin.

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

Upstream

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

U.S. Upstream Earnings	$21	$1,599

U.S. upstream earnings of $21 million in the first quarter 2009 decreased $1.58 billion from a year earlier due mainly to sharply lower prices for crude oil and natural gas. The 2009 quarter also included about $100 million of write-offs associated with exploration activities.

The average realization for crude oil and natural gas liquids in the first quarter of 2009 was about $36 per barrel, compared with $87 a year earlier. The average natural-gas realization was $4.14 per thousand cubic feet in the 2009 quarter, compared with $7.55 in the year-ago period.

Net oil-equivalent production was 671,000 barrels per day in the first quarter 2009, down 44,000 from a year earlier due mainly to production shut-in due to damage caused by hurricanes in the Gulf of Mexico last September and normal field declines. Partially offsetting these effects was an increase of 35,000 barrels per day between periods that was associated with the late-2008 start-up of the Blind Faith project in the Gulf of Mexico. The net liquids component of oil-equivalent production increased about 1 percent between quarters to 441,000 barrels per day. Net natural-gas production declined 17 percent for the quarter to 1.38 billion cubic feet per day, with nearly half the decline associated with the hurricane effects.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

International Upstream Earnings*	$1,248	$3,529

* Includes foreign currency effects	$ 33	$ (167)

International upstream earnings of $1.25 billion in the first quarter 2009 decreased $2.28 billion from a year ago due mainly to lower prices for crude oil. An approximate $400 million benefit between periods from higher sales volumes was largely offset by higher depreciation expenses. Foreign-currency effects increased earnings by $33 million in the 2009 quarter, compared with a reduction of $167 million a year earlier.

The average realization for crude oil and natural gas liquids for the first quarter 2009 was about $39 per barrel, versus $86 in the 2008 period. The average natural-gas realization in the 2009 first quarter was $4.21 per thousand cubic feet, down from $4.83 in the first quarter last year.

Net oil-equivalent production was 1.99 million barrels per day in the first quarter 2009, up about 6 percent from a year earlier. The increase included about 150,000 barrels per day of production associated with the mid-2008 start-up at Agbami in Nigeria and the expansion project at Tengiz in Kazakhstan. The impact of lower prices on cost-recovery volumes and other contractual provisions affecting Chevron’s share of production resulted in a net increase of about 50,000 barrels per day between periods. This increase was offset by about the same volume of OPEC-related curtailments. The net liquids component of oil-equivalent production was 1.38 million barrels per day in the first quarter 2009, up 10 percent from the year-ago quarter. Net natural-gas production of 3.64 billion cubic feet per day in the first quarter 2009 decreased about 3 percent between periods.

Downstream

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

U.S. Downstream Earnings	$133	$4

U.S. downstream earnings of $133 million in the first quarter 2009 increased $129 million on a slight improvement in refined-product margins from the depressed level a year ago.

Crude-oil inputs to the company’s refineries were 938,000 barrels per day in the first quarter 2009, up about 5 percent from a year earlier when the crude unit at the refinery in Pascagoula, Mississippi, was down for part of the quarter. Refined-product sales volumes of 1.40 million barrels per day in the 2009 first quarter were down 2 percent from the corresponding 2008 quarter. Branded gasoline sales for the first quarter 2009 were 613,000 barrels per day, up 2 percent.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

International Downstream Earnings*	$690	$248

* Includes foreign currency effects	$ (65)	$111

International downstream earnings of $690 million in the 2009 first quarter increased $442 million from a year earlier. The 2009 quarter included $400 million of gains on asset sales. Margins on the sale of refined products were slightly higher between periods, and operating and selling expenses declined. Foreign-currency effects reduced earnings by $65 million in the 2009 quarter, compared with a benefit to earnings of $111 million a year earlier.

The company’s share of refinery crude-oil inputs was 985,000 barrels per day, about 2 percent higher than the first quarter 2008. Total refined-product sales volumes of 1.96 million barrels declined 5 percent between periods on lower sales of fuel oil, gas oil and gasoline.

Chemicals

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Earnings*	$39	$43

* Includes foreign currency effects	$ 7	$ (1)

Chemical operations earned $39 million in the first quarter 2009, a decline of $4 million from a year earlier. The 2008 period included a charge of approximately $40 million for environmental remediation costs at a closed manufacturing facility. Between quarters, margins were lower on the sale of lubricant and fuel additives for Chevron’s Oronite subsidiary and on sales of commodity chemicals by the 50 percent-owned Chevron Phillips Chemical Company LLC.

All Other

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Net Charges*	$(294)	$(255)

* Includes foreign currency effects	$ (29)	$ 12

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Net charges in the first quarter 2009 were $294 million, compared with $255 million in last year’s first quarter. Foreign currency effects increased net charges by $29 million in 2009, compared with a benefit of $12 million in the year-ago period. Changes for other corporate items were essentially offsetting.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Sales and other operating revenues	$34,987	$64,659

Sales and other operating revenues in the 2009 first quarter decreased primarily due to sharply lower prices for crude oil, natural gas, and refined products.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Income from equity affiliates	$611	$1,244

Income from equity affiliates decreased in the first quarter 2009 due mainly to about $600 million of lower upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar and Petroboscan in Venezuela.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Other income	$532	$43

Other income in 2009 increased mainly on gains from downstream asset sales outside of the United States.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Purchased crude oil and products	$20,400	$42,528

The decrease in crude-oil and product purchases in the 2009 period was primarily the result of lower prices for crude oil, natural gas and refined products.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,323	$5,802

Operating, selling, general and administrative expenses in the first quarter 2009 decreased 8 percent from the year-ago period. Lower amounts in 2009 included costs of employee and contract labor, transportation and fuel. Charges for environmental remediation were also lower between periods.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Exploration expenses	$381	$253

Exploration expenses in 2009 increased mainly due to higher amounts for well write-offs worldwide.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Depreciation, depletion and amortization	$2,867	$2,215

Depreciation, depletion and amortization expenses increased in 2009 due to higher depreciation rates for certain oil and gas producing fields worldwide and an increase in oil-equivalent production.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Taxes other than on income	$3,978	$5,443

Taxes other than on income decreased primarily due to lower duties in the company’s U.K. downstream operations.

	Three Months Ended
	March 31
	2009	2008
	(Millions of dollars)

Income tax expense	$1,319	$4,509

Effective income tax rates for the 2009 and 2008 first quarters were 42 percent and 46 percent, respectively. The rate in the first quarter of 2009 was lower due to proportionally higher income being earned in international downstream businesses that were taxed at relatively low rates compared with average rates in international upstream tax jurisdictions.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended
	March 31
	2009	2008

U.S. Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	441	437
Net natural-gas production (MMCFPD)(3)	1,379	1,666
Net oil-equivalent production (MBOEPD)	671	715
Sales of natural gas (MMCFPD)	6,374	8,003
Sales of natural gas liquids (MBPD)	151	146
Revenue from net production
Crude oil and natural gas liquids ($/Bbl.)	$36.00	$86.63
Natural gas ($/MCF)	$ 4.14	$ 7.55
International Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	1,360	1,228
Net natural-gas production (MMCFPD)(3)	3,642	3,768
Net oil-equivalent production (MBOEPD)(4)	1,992	1,884
Sales of natural gas (MMCFPD)	4,257	4,174
Sales of natural gas liquids (MBPD)	116	133
Revenue from liftings
Crude oil and natural gas liquids ($/Bbl.)	$39.43	$86.13
Natural gas ($/MCF)	$ 4.21	$ 4.83
U.S. and International Upstream
Total net oil-equivalent production, including volumes from oil sands (MBOEPD)(3)(4)	2,663	2,599
U.S. Downstream
Gasoline sales (MBPD)(5)	704	697
Sales of other refined products (MBPD)	699	736

Total	1,403	1,433
Refinery input (MBPD)	938	894
International Downstream
Gasoline sales (MBPD)(5)	493	502
Sales of other refined products (MBPD)	978	1,053
Share of affiliate sales (MBPD)	489	498

Total	1,960	2,053
Refinery input (MBPD)	985	967

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	59	92
International	500	483
(4) Includes production from oil sands — net (MBPD):	25	28
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $9.3 billion at March 31, 2009, down $260 million from year-end 2008. Cash provided by operating activities in the first three months of 2009 was $2.4 billion, compared with $8.1 billion in the year ago period. The net cash provided by operating activities in the

2009 period was less than the $4.6 billion of cash used for investing activities, which included $2 billion for the extension of an upstream concession. (Refer also to discussion of the company’s capital and exploratory expenditures on page 33.)

Dividends The company paid dividends of $1.3 billion to common stockholders during the first three months of 2009. In April 2009, the company declared a quarterly dividend of 65 cents per common share payable in June 2009.

Debt and Capital Lease and Noncontrolling Interest Obligations Chevron’s total debt and capital lease obligations were $12.2 billion at March 31, 2009, up from $8.9 billion at December 31, 2008. The company also had noncontrolling interest obligations of $503 million at March 31, 2009.

The $3.3 billion increase in total debt and capital lease obligations during the 2009 first quarter included the net effect of a $5 billion public bond issuance, a $1.2 billion decrease in commercial paper, and payment of principal for $400 million of Texaco Capital Inc. bonds that matured. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.1 billion at March 31, 2009, and $7.8 billion at December 31, 2008. Of these amounts, $5.1 billion and $5.0 billion were reclassified to long-term at the end of the respective periods. At March 31, 2009, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At March 31, 2009, the company had $5.1 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2009. In addition, the company has an automatic shelf registration statement that expires in March 2010 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

The company has outstanding public bonds issued by Chevron Corporation, Chevron Corporation Profit Sharing/Savings Plan Trust Fund, Texaco Capital Inc. and Union Oil Company of California. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard and Poor’s Corporation and Aa1 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.

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

Common Stock Repurchase Program In September 2007, the company authorized the acquisition of up to $15 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. The company did not acquire any shares during the first quarter 2009 and does not plan to acquire any shares in the 2009 second quarter. From the inception of the program, the company has acquired 119 million shares at a cost of $10.1 billion.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.4 at March 31, 2009, and 1.1 at December 31, 2008, respectively. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At March 31, 2009, the book value of inventory was significantly lower than replacement cost. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation stockholders’ equity. This ratio was 12.3 percent at March 31, 2009, and 9.3 percent at year-end 2008, respectively.

Pension Obligations At the end of 2008, the company estimated it would contribute $800 million to employee pension plans during 2009 (composed of $550 million for the U.S. plans and $250 million for the international plans). Through March 31, 2009, a total of $91 million was contributed (including $60 million to the U.S. plans). Total estimated contributions for the full year continue to be $800 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $6.5 billion in the first three months of 2009, compared with $5.1 billion in the corresponding 2008 period. The amounts included the company’s share of equity-affiliate expenditures of $285 million and $500 million in the 2009 and 2008 periods, respectively. Outlays in the 2009 quarter included $2 billion for the extension of an upstream concession. Expenditures for upstream projects in the first quarter of 2009 were about $5.5 billion, representing 85 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended
	March 31
	2009	2008

United States
Upstream	$1,017	$1,451
Downstream	370	372
Chemicals	36	106
All Other	69	123

Total United States	1,492	2,052

International
Upstream	4,457	2,836
Downstream	505	229
Chemicals	11	9
All Other	1	1

Total International	4,974	3,075

Worldwide	$6,466	$5,127

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 36 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of

March 2009, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims had to be asserted by February 2009 for Equilon indemnities and must be asserted no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. In February 2009, Shell delivered a letter to the company purporting to preserve unmatured claims for certain Equilon indemnities. The letter itself provides no estimate of the ultimate claim amount, and management does not believe the letter provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to the Equilon or the Motiva indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of March 31, 2009

Noncontrolling Interests The company has commitments of $503 million related to noncontrolling interests in subsidiary companies.

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

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2009. For Chevron’s major tax jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2003, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

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

New Accounting Standards

FASB Staff Position FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (FSP FAS 141(R)-1) The FASB issued FSP FAS 141(R)-1 in April 2009, which became effective for business combinations having an acquisition date on or after January 1, 2009. This standard requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) In April 2009, the FASB issued FSP FAS 157-4, which will become effective for the company’s interim and annual reporting beginning in the second quarter 2009. The FSP provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. The company does not anticipate the implementation of this new accounting standard will significantly change its valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) The FASB issued FSP FAS 115-2 and FAS 124-2 during April 2009, and the standard became effective as of April 1, 2009. This FSP changes the requirements for recognition and disclosure of other-than-temporary impairment for debt securities and changes the trigger used to assess the collectability of cash flows. The company does not anticipate the implementation of this new accounting standard will significantly change the valuation and disclosure of its investments in debt securities because the securities are primarily short-term, highly liquid, investment-grade instruments.

FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) The FASB issued FSP FAS 107-1 and APB 28-1 during April 2009 to require the associated disclosures to be presented in both interim and annual reports. The FSP becomes effective for the company’s reporting in the second quarter 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2009, does not differ materially from that discussed under Item 7A of Chevron’s 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2009, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2009, the California Air Resources Board (“CARB”) initiated an enforcement action seeking civil penalties against the company’s Sacramento, California, terminal for alleged violations between August 2007 and December 2007 of CARB’s regulations governing the minimum concentration of additives in gasoline. Due to a computer programming error, the Sacramento terminal’s automatic dispensers had failed to inject additive detergent into a gasoline line.

Item 1A.	Risk Factors

Chevron is a major fully integrated petroleum company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended March 31, 2009, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program(2)

Jan. 1-Jan. 31, 2009	61,756	76.01	—
Feb. 1-Feb. 28, 2009	602	72.87	—
Mar. 1-Mar. 31, 2009	2,175	64.37	—

Total	64,533	75.59	—

(1)	Includes 62,599 common shares repurchased during the three-month period ended March 31, 2009, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 1,934 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended March 31, 2009.

(2)	In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through March 31, 2009, $10.1 billion had been expended to repurchase 118,996,749 shares since the common stock repurchase program began.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(100.INS)	XBRL Instance Document
(100.SCH)	XBRL Schema Document
(100.CAL)	XBRL Calculation Linkbase Document
(100.LAB)	XBRL Label Linkbase Document
(100.PRE)	XBRL Presentation Linkbase Document
(100.DEF)	XBRL Definition Linkbase Document

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
(Principal Accounting Officer and
Duly Authorized Officer)

Date: May 7, 2009

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