Form 10-Q
period 2009-06-30
CHEVRON CORP
filed 2009-08-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2009

Common stock, $.75 par value	2,005,512,604

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2009, and 2008	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2009, and 2008	4
	Consolidated Balance Sheet at June 30, 2009, and December 31, 2008	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2009, and 2008	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 6.	Exhibits	42
Signature		43
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	45
Rule 13a-14(a)/15d-14(a) Certifications		46-47
Section 1350 Certifications		48-49
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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude-oil and natural-gas prices; refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude-oil liftings, the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude-oil and natural-gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries (OPEC); the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign-currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 30 and 31 of the company’s 2008 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$ 39,647	$ 80,962	$ 74,634	$145,621
Income from equity affiliates	735	1,563	1,346	2,807
Other (loss) income	(177)	464	355	507

Total Revenues and Other Income	40,205	82,989	76,335	148,935

Costs and Other Deductions
Purchased crude oil and products	23,678	56,056	44,078	98,584
Operating expenses	4,209	5,248	8,555	9,703
Selling, general and administrative expenses	1,043	1,639	2,020	2,986
Exploration expenses	438	307	819	560
Depreciation, depletion and amortization	3,099	2,275	5,966	4,490
Taxes other than on income*	4,386	5,699	8,364	11,142
Interest and debt expense	6	—	14	—

Total Costs and Other Deductions	36,859	71,224	69,816	127,465

Income Before Income Tax Expense	3,346	11,765	6,519	21,470
Income Tax Expense	1,585	5,756	2,904	10,265

Net Income	1,761	6,009	3,615	11,205
Less: Net income attributable to noncontrolling interests	16	34	33	62

Net Income Attributable to Chevron Corporation	$ 1,745	$ 5,975	$ 3,582	$ 11,143

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$ 0.88	$ 2.91	$ 1.80	$ 5.41
— Diluted	$ 0.87	$ 2.90	$ 1.79	$ 5.38
Dividends	$ 0.65	$ 0.65	$ 1.30	$ 1.23
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,991,605	2,050,773	1,991,368	2,058,596
— Diluted	1,999,667	2,064,888	1,999,588	2,072,549

* Includes excise, value-added and similar taxes:	$ 2,034	$ 2,652	$ 3,944	$ 5,189

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Net Income	$1,761	$6,009	$3,615	$11,205

Currency translation adjustment	43	(14)	13	(17)
Unrealized holding (loss) gain on securities:
Net (loss) gain arising during period	(2)	7	(5)	8
Derivatives:
Net derivatives loss on hedge transactions	(23)	—	(72)	—
Reclassification to net income of net realized gain	(17)	(45)	(16)	(41)
Income taxes on derivatives transactions	14	14	30	12

Total	(26)	(31)	(58)	(29)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	157	61	315	125
Prior service cost:
Amortization to net income of net prior service credits	(18)	(15)	(34)	(31)
Defined benefit plans sponsored by equity affiliates	7	7	5	15
Income taxes on defined benefit plans	(54)	(19)	(107)	(48)

Total	92	34	179	61

Other Comprehensive Gain (Loss), Net of Tax	107	(4)	129	23

Comprehensive Income	1,868	6,005	3,744	11,228
Comprehensive income attributable to noncontrolling interests	(16)	(34)	(33)	(62)

Comprehensive Income Attributable to Chevron Corporation	$1,852	$5,971	$3,711	$11,166

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30	At December 31
	2009	2008
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$ 7,236	$ 9,347
Marketable securities	108	213
Accounts and notes receivable, net	16,617	15,856
Inventories:
Crude oil and petroleum products	4,828	5,175
Chemicals	307	459
Materials, supplies and other	1,349	1,220

Total inventories	6,484	6,854
Prepaid expenses and other current assets	4,271	4,200

Total Current Assets	34,716	36,470
Long-term receivables, net	2,389	2,413
Investments and advances	21,548	20,920
Properties, plant and equipment, at cost	180,074	173,299
Less: Accumulated depreciation, depletion and amortization	86,401	81,519

Properties, plant and equipment, net	93,673	91,780
Deferred charges and other assets	4,156	4,711
Goodwill	4,619	4,619
Assets held for sale	100	252

Total Assets	$161,201	$161,165

LIABILITIES AND EQUITY
Short-term debt	$ 868	$ 2,818
Accounts payable	15,584	16,580
Accrued liabilities	5,428	8,077
Federal and other taxes on income	2,106	3,079
Other taxes payable	1,378	1,469

Total Current Liabilities	25,364	32,023
Long-term debt	10,850	5,742
Capital lease obligations	342	341
Deferred credits and other noncurrent obligations	17,889	17,678
Noncurrent deferred income taxes	11,391	11,539
Reserves for employee benefit plans	6,885	6,725

Total Liabilities	72,721	74,048

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at June 30, 2009, and December 31, 2008)	1,832	1,832
Capital in excess of par value	14,539	14,448
Retained earnings	102,097	101,102
Accumulated other comprehensive loss	(3,795)	(3,924)
Deferred compensation and benefit plan trust	(414)	(434)
Treasury stock, at cost (437,163,976 and 438,444,795 shares at June 30, 2009, and December 31, 2008, respectively)	(26,301)	(26,376)

Total Chevron Corporation Stockholders’ Equity	87,958	86,648
Noncontrolling interests	522	469

Total Equity	88,480	87,117

Total Liabilities and Equity	$161,201	$161,165

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
	(Millions of dollars)

Operating Activities
Net Income Attributable to Chevron Corporation	$3,582	$11,143
Adjustments
Depreciation, depletion and amortization	5,966	4,490
Dry hole expense	421	199
Distributions (less than) more than income from equity affiliates	(766)	105
Net before-tax gains on asset retirements and sales	(624)	(123)
Net foreign currency effects	443	30
Deferred income tax provision	(77)	(381)
Net increase in operating working capital	(3,250)	(502)
Net income attributable to noncontrolling interests	33	62
Increase in long-term receivables	(260)	(167)
Decrease (increase) in other deferred charges	68	(7)
Cash contributions to employee pension plans	(148)	(127)
Other	300	589

Net Cash Provided by Operating Activities	5,688	15,311

Investing Activities
Capital expenditures	(10,414)	(8,971)
Proceeds and deposits related to asset sales	1,527	418
Net sales of marketable securities	97	297
Repayment of loans by equity affiliates	168	162
Proceeds from sale of other short-term investments	221	261

Net Cash Used for Investing Activities	(8,401)	(7,833)

Financing Activities
Net (payments) borrowings of short-term obligations	(1,421)	308
Proceeds from issuance of long-term debt	4,990	—
Repayments of long-term debt and other financing obligations	(439)	(877)
Cash dividends	(2,590)	(2,538)
Dividends paid to noncontrolling interests	(27)	(41)
Net sales (purchases) of treasury shares	47	(3,561)

Net Cash Provided by (Used for) Financing Activities	560	(6,709)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	42	49

Net Change in Cash and Cash Equivalents	(2,111)	818
Cash and Cash Equivalents at January 1	9,347	7,362

Cash and Cash Equivalents at June 30	$7,236	$8,180

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2008 Annual Report on Form 10-K.

Events subsequent to June 30, 2009, were evaluated until the time of the Form 10-Q filing with the Securities and Exchange Commission on August 6, 2009. Refer to Note 15 on page 22 for discussion of FASB Statement No. 165, Subsequent Events.

Earnings for the second quarter and first six months of 2009 included $140 million and $540 million, respectively, of after-tax gains on the sale of international downstream assets.

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

Shown in the table below is activity for the equity attributable to noncontrolling interests during the first six months of 2009 and 2008:

	2009			2008
	Chevron Corporation	Noncontrolling	Total	Chevron Corporation	Noncontrolling	Total
	Stockholders’ Equity	Interest	Equity	Stockholders’ Equity	Interest	Equity
	(Millions of dollars)

Balance at January 1	$86,648	$469	$87,117	$76,884	$204	$77,088
Net income	3,582	33	3,615	11,081	62	11,143
Dividends	(2,590)	(27)	(2,617)	(2,497)	(41)	(2,538)
Treasury shares, net	47	—	47	(3,561)	—	(3,561)
Other changes, net*	271	47	318	135	1	136

Balance at June 30	$87,958	$522	$88,480	$82,042	$226	$82,268

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended
	June 30
	2009	2008
	(Millions of dollars)

Increase in accounts and notes receivable	$(285)	$(8,160)
Decrease (increase) in inventories	224	(1,062)
Increase in prepaid expenses and other current assets	(176)	(216)
(Decrease) increase in accounts payable and accrued liabilities	(1,918)	7,438
(Decrease) increase in income and other taxes payable	(1,095)	1,498

Net increase in operating working capital	$(3,250)	$(502)

In accordance with the cash-flow classification requirements of FAS 123R, Share-Based Payment, the “Net increase in operating working capital” includes reductions of $6 million and $98 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2009, and 2008, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended
	June 30
	2009	2008
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$—	$2
Income taxes	3,337	8,679

The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended
	June 30
	2009	2008
	(Millions of dollars)

Marketable securities purchased	$—	$(3,103)
Marketable securities sold	97	3,400

Net sales of marketable securities	$97	$297

The “Net sales (purchases) of treasury shares” represents the cost of common shares less the cost of shares issued for share-based compensation plans. Net sales totaled $47 million in the first half of 2009 and net purchases totaled $3.6 billion in the 2008 period. Purchases in the 2008 period were under the company’s stock repurchase program initiated in September 2007. No purchases were made under the program in the 2009 period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates are presented in the following table:

	Six Months Ended
	June 30
	2009	2008
	(Millions of dollars)

Additions to properties, plant and equipment	$9,773	$8,433
Additions to investments	403	487
Current-year dry-hole expenditures	339	154
Payments for other liabilities and assets, net	(101)	(103)

Capital expenditures	10,414	8,971
Expensed exploration expenditures	398	361
Assets acquired through capital-lease obligations	26	11

Capital and exploratory expenditures, excluding equity affiliates	10,838	9,343
Company’s share of expenditures by equity affiliates	577	941

Capital and exploratory expenditures, including equity affiliates	$11,415	$10,284

“Additions to properties, plant and equipment” in the 2009 period include $2 billion for a cash payment related to the extension of an upstream concession agreement.

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

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2009 and 2008, are presented in the following table:

Segment Earnings

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Upstream
United States	$273	$2,191	$294	$3,790
International	1,246	5,057	2,494	8,586

Total Upstream	1,519	7,248	2,788	12,376

Downstream
United States	(95)	(682)	38	(678)
International	256	(52)	946	196

Total Downstream	161	(734)	984	(482)

Chemicals
United States	51	1	60	2
International	57	40	87	82

Total Chemicals	108	41	147	84

Total Segment Earnings	1,788	6,555	3,919	11,978

All Other
Interest Expense	(5)	—	(11)	—
Interest Income	13	48	26	105
Other	(51)	(628)	(352)	(940)

Net Income Attributable to Chevron Corporation	$1,745	$5,975	$3,582	$11,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2009 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at June 30, 2009, and December 31, 2008, are as follows:

Segment Assets

	At June 30	At December 31
	2009	2008
	(Millions of dollars)

Upstream
United States	$ 25,048	$ 26,071
International	73,836	72,530
Goodwill	4,619	4,619

Total Upstream	103,503	103,220

Downstream
United States	17,160	15,869
International	24,965	23,572

Total Downstream	42,125	39,441

Chemicals
United States	2,618	2,535
International	989	1,086

Total Chemicals	3,607	3,621

Total Segment Assets	149,235	146,282

All Other
United States	6,004	8,984
International	5,962	5,899

Total All Other	11,966	14,883

Total Assets — United States	50,830	53,459
Total Assets — International	105,752	103,087
Goodwill	4,619	4,619

Total Assets	$161,201	$161,165

Segment Sales and Other Operating Revenues Operating-segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2009, and 2008, are presented in the table on the next page. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of dollars)

Upstream
United States	$4,250	$12,111	$8,632	$21,944
International	7,544	13,780	13,935	24,219

Sub-total	11,794	25,891	22,567	46,163
Intersegment Elimination — United States	(2,311)	(4,782)	(3,902)	(8,633)
Intersegment Elimination — International	(4,678)	(8,399)	(7,831)	(14,169)

Total Upstream	4,805	12,710	10,834	23,361

Downstream
United States	15,196	27,957	26,603	50,111
International	19,152	39,793	36,267	71,162

Sub-total	34,348	67,750	62,870	121,273
Intersegment Elimination — United States	(45)	(135)	(90)	(251)
Intersegment Elimination — International	(23)	(44)	(39)	(63)

Total Downstream	34,280	67,571	62,741	120,959

Chemicals
United States	119	146	230	278
International	352	429	662	822

Sub-total	471	575	892	1,100
Intersegment Elimination — United States	(49)	(71)	(95)	(129)
Intersegment Elimination — International	(36)	(40)	(64)	(79)

Total Chemicals	386	464	733	892

All Other
United States	421	439	707	764
International	16	19	29	37

Sub-total	437	458	736	801
Intersegment Elimination — United States	(253)	(235)	(398)	(381)
Intersegment Elimination — International	(8)	(6)	(12)	(11)

Total All Other	176	217	326	409

Sales and Other Operating Revenues
United States	19,986	40,653	36,172	73,097
International	27,064	54,021	50,893	96,240

Sub-total	47,050	94,674	87,065	169,337
Intersegment Elimination — United States	(2,658)	(5,223)	(4,485)	(9,394)
Intersegment Elimination — International	(4,745)	(8,489)	(7,946)	(14,322)

Total Sales and Other Operating Revenues	$39,647	$80,962	$74,634	$145,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Summarized Financial Data — Chevron U.S.A. Inc.

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

The summarized financial information for CUSA and its consolidated subsidiaries is presented in the table below:

	Six Months Ended
	June 30
	2009	2008
	(Millions of dollars)

Sales and other operating revenues	$53,210	$109,290
Costs and other deductions	53,251	106,379
Net (loss) income attributable to Chevron U.S.A. Inc.	(109)	1,795

	At June 30	At December 31
	2009	2008
	(Millions of dollars)

Current assets	$31,250	$32,759
Other assets	32,153	31,807
Current liabilities	12,836	14,322
Other liabilities	15,252	14,805

Total Chevron U.S.A. Inc. net equity	$35,315	$35,439

Memo: Total debt	$ 6,785	$ 6,813

Note 6.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of dollars)		(Millions of dollars)

Sales and other operating revenues	$157	$260	$339	$501
Costs and other deductions	187	234	379	453
Net (loss) income attributable to Chevron Transport Corporation	(29)	27	(39)	90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30	At December 31
	2009	2008
	(Millions of dollars)

Current assets	$458	$482
Other assets	168	172
Current liabilities	102	98
Other liabilities	94	88

Total Chevron Transport Corporation net equity	$430	$468

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2009.

Note 7.	Income Taxes

Taxes on income for the second quarter and first half of 2009 were $1.6 billion and $2.9 billion, respectively, compared with $5.8 billion and $10.3 billion for the corresponding periods in 2008. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the second quarters of 2009 and 2008 were 47 percent and 49 percent, respectively. For the comparative six-month periods, the effective tax rates were 45 percent and 48 percent, respectively. The 2009 rates in the comparative periods were lower due to proportionally higher income being earned in international downstream businesses that were taxed at lower average rates than income earned in international upstream tax jurisdictions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2009 and 2008 were:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of dollars)		(Millions of dollars)

Pension Benefits
United States
Service cost	$66	$62	$133	$125
Interest cost	120	124	240	249
Expected return on plan assets	(98)	(148)	(197)	(296)
Amortization of prior-service credits	(2)	(2)	(4)	(4)
Amortization of actuarial losses	74	15	149	30
Settlement losses	51	20	101	39

Total United States	211	71	422	143

International
Service cost	29	35	59	68
Interest cost	70	70	139	143
Expected return on plan assets	(50)	(63)	(96)	(133)
Amortization of prior-service costs	5	7	11	13
Amortization of actuarial losses	25	17	51	37
Termination costs	—	1	—	1

Total International	79	67	164	129

Net Periodic Pension Benefit Costs	$290	$138	$586	$272

Other Benefits*
Service cost	$8	$49	$16	$56
Interest cost	45	45	89	89
Amortization of prior-service credits	(21)	(20)	(41)	(40)
Amortization of actuarial losses	7	9	14	19
Curtailment gains	—	—	(5)	—

Net Periodic Other Benefit Costs	$39	$83	$73	$124

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2008, the company estimated it would contribute $800 million to employee pension plans during 2009 (composed of $550 million for the U.S. plans and $250 million for the international plans). Through June 30, 2009, a total of $148 million was contributed (including $65 million to the U.S. plans). Total contributions for the full year are currently estimated at $1 billion ($750 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first half of 2009, the company contributed $94 million to its other postretirement benefit plans. The company anticipates contributing $115 million during the remainder of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Accounting for Suspended Exploratory Wells

The company accounts for the cost of exploratory wells in accordance with FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, as amended by FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which provides that an exploratory well continues to be capitalized after the completion of drilling if certain criteria are met. The company’s capitalized cost of suspended wells at June 30, 2009, was $2.3 billion, an increase of $185 million from year-end 2008 mainly due to activities in the United States, Angola and Australia. For the category of exploratory well costs at year-end 2008 that were suspended more than one year, a total of $76 million was expensed in the first half of 2009.

Note 10.	Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 49 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

The court has completed most of the procedural aspects of the case and could render a judgment at any time. In the event of an adverse judgment, Chevron would expect to pursue its appeals and vigorously defend against enforcement of any such judgment; therefore, the ultimate outcome — and any financial effect on Chevron — remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report itself has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2009, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims had to be asserted by February 2009 for Equilon indemnities and must be asserted no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. In February 2009, Shell delivered a letter to the company purporting to preserve unmatured claims for certain Equilon indemnities. The letter itself provides no estimate of the ultimate claim amount, and management does not believe the letter or any other information provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to the Equilon or the Motiva indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of June 30, 2009.

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

Financial Instruments The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivative activities.

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

Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair-value measurements. Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities. In the second quarter the company used Level 3 inputs to determine the fair value of nonrecurring nonfinancial assets.

The fair value hierarchy for recurring assets and liabilities measured at fair value at June 30, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in Active	Other
		Markets for	Observable	Unobservable
	At June 30	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Millions of dollars)

Marketable Securities	$108	$108	$ —	$—
Derivatives	178	22	156	—

Total Recurring Assets at Fair Value	$286	$130	$156	$—
Derivatives	$381	$244	$137	$—
Total Recurring Liabilities at Fair Value	$381	$244	$137	$—

Marketable securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2009. Marketable securities had average maturities of less than one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair-value determinations and proper level of classification.

The fair-value hierarchy for nonrecurring assets and liabilities measured at fair value at June 30, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

		Prices in Active	Other		Loss (Before Tax)	Loss (Before Tax)
		Markets for	Observable	Unobservable	Three Months Ended	Six Months Ended
	At June 30	Identical Assets	Inputs	Inputs	June 30,	June 30,
	2009	(Level 1)	(Level 2)	(Level 3)	2009	2009
	(Millions of dollars)

Properties, plant and equipment, net (held and used)	$193	$—	$—	$193	$155	$265
Properties, plant and equipment, net (held for sale)	56	—	56	—	48	92

Total Nonrecurring Assets at Fair Value	$249	$—	$56	$193	$203	$357

Impairments of “Properties, plant and equipment” In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), long-lived assets “held and used” with a carrying amount of $348 million were written down to a fair value of $193 million, resulting in a before-tax loss of $155 million. The fair values were determined from internal cash-flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature. Long-lived assets “held for sale” with a carrying amount of $104 million were written down to a fair value of $56 million, resulting in a before-tax loss of $48 million. The fair values were determined based on bids received from prospective buyers.

Assets and Liabilities Not Required to be Measured at Fair Value FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), requires certain fair-value disclosure of financial instruments that are within the scope of FAS 107, Disclosures about Fair Value of Financial Instruments (FAS 107), to be presented in both interim and annual reports. FSP 107-1 became effective for Chevron for the quarterly period ending June 30, 2009. The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments held are primarily time deposits, money market funds and fixed rate bonds. Cash equivalents had carrying/fair values of $5.3 billion and $7.1 billion at June 30, 2009 and December 31, 2008, respectively, and average maturities under 90 days. The balance at June 30, 2009, includes $146 million of investments for restricted funds related to an international upstream development project. The amount is included in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5.8 billion and $1.2 billion had estimated fair values of $6.3 billion and $1.4 billion at June 30, 2009 and December 31, 2008, respectively.

Fair values of other financial instruments at June 30, 2009, were not material.

Note 13.	Derivative Instruments and Hedging Activities

The company implemented FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161), as of January 1, 2009.

Implementation of FAS 161 did not have any effect on the company’s results of operations or consolidated financial position, nor any effect on the company’s use of derivative instruments or hedging activities. However, FAS 161 amended and expanded the disclosures required by FAS 133 in order to provide an enhanced understanding of how and why the company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments affect the company’s financial position, financial performance and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s derivative instruments principally include crude-oil, natural-gas and refined-product futures, swaps, options and forward contracts, as well as foreign-currency forward contracts. None of the company’s derivative instruments is designated as a hedging instrument, although certain of the company’s affiliates make such designation. The company’s derivatives are not material to the company’s financial position, financial performance or cash flows.

The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward-exchange contracts.

Derivative instruments measured at fair value at June 30, 2009, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet:
Fair Value of Derivatives not Designated as Hedging Instruments

		Asset Derivatives —			Liability Derivatives —
		Fair Value			Fair Value
		(Millions of Dollars)
Type of	Balance Sheet	At June 30	At December 31	Balance Sheet	At June 30	At December 31
Derivative Contract	Classification	2009	2008	Classification	2009	2008

Foreign Exchange	Accounts and notes receivable, net	$ 18	$ 5	Accrued liabilities	$ —	$ 89
Commodity	Accounts and notes receivable, net	148	764	Accounts payable	345	344
Commodity	Long-term receivables, net	12	30	Deferred credits and other noncurrent obligations	36	83

		$178	$799		$381	$516

Consolidated Statement of Income:
The Effect of Derivatives not Designated as Hedging Instruments

		Gain/(Loss)		Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30		June 30
		2009	2008	2009	2008
Type of
Derivative Contract	Statement of Income Classification	(Millions of dollars)		(Millions of dollars)

Foreign Exchange	Other income	$26	$(2)	$85	$(2)
Commodity	Sales and other operating revenues	(168)	(325)	(95)	(438)
Commodity	Purchased crude oil and products	(340)	(634)	(277)	(738)
Commodity	Other income	(7)	(4)	(7)	(5)

		$(489)	$(965)	$(294)	$(1,183)

Note 14.	Assets Held For Sale

At June 30, 2009, the company classified $100 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are expected to be sold before the end of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Other New Accounting Standards

FASB Statement No. 165, Subsequent Events (FAS 165)

In May 2009, the FASB issued FAS 165, which became effective for the company for the quarter ended June 30, 2009. This Statement establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or made available. It requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public companies is the date the financial statements are issued. This Statement is not expected to result in any significant changes in the subsequent events reported by the company. Refer to Note 1 on page 7 for the FAS 165-related disclosure for the quarter ended June 30, 2009.

FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166)

In June 2009, the FASB issued FAS 166, which will become effective for the company on January 1, 2010. The standard amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 166 changes how companies account for transfers of financial assets and eliminates the concept of qualifying special purpose entities. Adoption of FAS 166 is not expected to have an impact on the company’s results of operations, financial position or liquidity.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167)

In June 2009, the FASB issued FAS 167, which will become effective for the company January 1, 2010. The standard amends the consolidation guidance for variable interest entities (VIEs) in FASB Interpretation No. 46(R) by requiring the enterprise to qualitatively assess if it is the primary beneficiary of the VIE and, if so, the VIE must be consolidated. Adoption of the Standard is not expected to have a material impact on the company’s results of operations, financial position or liquidity.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168)

The FASB issued FAS 168 in June 2009, which becomes effective for the company in the quarter ending September 30, 2009. This standard establishes the FASB Accounting Standards Codification system as the single authoritative source of U.S. generally accepted accounting principles (GAAP), which supersedes existing literature of the FASB, Emerging Issues Task Force, American Institute of CPAs and other sources. At the effective date, all literature outside the Codification will no longer be authoritative. The Codification does not change GAAP but takes existing GAAP literature and organizes it in about 90 accounting Topics. Adoption of this Statement will not affect the company’s accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2009 Compared With Second Quarter 2008
And Six Months 2009 Compared with Six Months 2008

Key Financial Results

Earnings by Business Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of dollars)

Upstream — Exploration and Production
United States	$273	$2,191	$294	$3,790
International	1,246	5,057	2,494	8,586

Total Upstream	1,519	7,248	2,788	12,376

Downstream — Refining, Marketing and Transportation
United States	(95)	(682)	38	(678)
International	256	(52)	946	196

Total Downstream	161	(734)	984	(482)

Chemicals	108	41	147	84

Total Segment Earnings	1,788	6,555	3,919	11,978
All Other	(43)	(580)	(337)	(835)

Net Income Attributable to Chevron Corporation(1)(2)	$1,745	$5,975	$3,582	$11,143

(1) Includes foreign currency effects	$(453)	$126	$(507)	$81
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the second quarter 2009 was $1.75 billion ($0.87 per share — diluted), compared with $5.98 billion ($2.90 per share — diluted) in the corresponding 2008 period. Net income attributable to Chevron Corporation for the first six months of 2009 was $3.58 billion ($1.79 per share — diluted), versus $11.14 billion ($5.38 per share — diluted) in the 2008 first half.

Upstream earnings in the second quarter 2009 were $1.52 billion, compared with $7.25 billion in the 2008 quarter. Earnings for the first half of 2009 were $2.79 billion, versus $12.38 billion a year earlier. The decrease between both comparative periods was due mainly to lower prices for crude oil and natural gas.

Downstream earnings were $161 million in the second quarter 2009, compared with a loss of $734 million in the year-earlier period. Earnings for the first six months of 2009 were $984 million, versus a loss of $482 million in the corresponding 2008 period. Earnings for the second quarter and first half of 2009 included $140 million and $540 million, respectively, of gains on sales of marketing businesses outside the United States.

Chemicals earned $108 million and $147 million for the second quarter and the first half of 2009, respectively. Comparative amounts in 2008 were $41 million and $84 million.

Refer to pages 27 through 30 for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2009 versus the same periods in 2008.

Business Environment and Outlook

Chevron is a global energy company with significant business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, the Philippines, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, Venezuela, and Vietnam.

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

In recent years and through most of 2008, Chevron and the oil and gas industry at large experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. This increase in costs affected the company’s operating expenses and capital programs for all business segments, but particularly for upstream. These cost pressures began to soften somewhat in late 2008 and through the first half of 2009. As the price of crude oil dropped precipitously from a record high in mid-2008, the demand for some goods and services in the industry began to slacken. This downward cost trend is expected to continue during 2009 if crude-oil prices do not significantly rebound. The company is actively managing its schedule of work and contracting and procurement activities to capture the value associated with this decline in costs. (Refer to the “Upstream” section on page 25 for a discussion of the trend in crude-oil prices.)

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

The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s growth. Refer to the “Results of Operations” section beginning on page 27 for discussions of net gains on asset sales during the first half of 2009. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.

The company continues to closely monitor developments in the financial and credit markets, the level of worldwide economic activity and the implications to the company from weakness in prices for crude oil and natural gas. Management is taking these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to deal with potential problems presented in this environment. (Refer also to discussion of the company’s liquidity and capital resources on page 34.)

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

Price levels for capital and exploratory costs and operating expenses associated with the efficient production of crude oil and natural gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also prices charged by the industry’s material- and service-providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Capital and exploratory expenditures and operating expenses also can be affected by damage to production facilities caused by severe weather or civil unrest. The chart below shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. During 2008, industry price levels for WTI averaged $100 per barrel. The WTI price peaked at $147 in July 2008 and fell sharply to $45 at the end of the year. The WTI price in the first half of 2009 averaged $52 and ended July at about $69. The decline in prices from mid-2008 is largely associated with a weakening in global economic conditions and a reduction in the demand for crude oil. In a July 2009 report, the International Energy Agency (IEA) predicted global demand for crude oil in 2009 would decline 2.9 percent from the 2008 level of consumption. Such a contraction in demand would be the most severe since the early 1980s. In the same report, IEA projected 2010 demand will increase 1.7 percent from expected consumption for the full-year 2009.

A differential in crude-oil prices exists between high-quality (high-gravity, low sulfur) crudes and those of lower quality (low-gravity, high sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand that is a function of the limited number of refineries that are able to process this lower-quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential has narrowed significantly over the past year as production curtailments by OPEC have been mainly of lower-quality crudes. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 33 for the company’s average U.S. and international crude-oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply and demand conditions in those markets. Prices at Henry Hub averaged $4 per thousand cubic feet (MCF) in the first half of 2009, compared with about $10 for the first half of 2008 and almost $9 for the full-year 2008. At the end of July 2009, the Henry Hub spot price was about $3.30 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the level of inventory in underground storage relative to customer demand. The lower U.S. price levels in 2009 are also associated with a softening in demand as a result of the economic slowdown. In a July 2009 report, the U.S. Energy Information Administration (EIA) forecasted 2009 natural-gas demand in the United States would be about two percent lower than in 2008.

Certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances, which until recently have resulted in significantly lower average sales prices than in the United States for the company’s production of natural gas. As a result of the U.S. natural gas supply-and-demand conditions in the first half of 2009, the company’s U.S. and international realizations were about the same. (Refer to page 33 for the company’s average natural gas realizations for the U.S. and international regions.)

In the first half of 2009, the company’s worldwide net oil-equivalent production averaged 2.67 million barrels per day. During the period, the company’s net oil production was curtailed by an average of about 40,000 barrels per day due to quotas imposed by OPEC. About one-fifth of the company’s net oil-equivalent production in the first six months occurred in the OPEC-member countries of Angola, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait.

The company estimates that oil-equivalent production for the full-year 2009 will average 2.66 million barrels per day. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, or other disruptions to operations. The outlook for future production levels also is affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. A significant majority of Chevron’s upstream investment is currently being made outside the United States. Investments in upstream projects generally begin well in advance of the start of the associated crude-oil and natural-gas production.

Refer to the Results of Operations on pages 27 through 29 for additional discussion of the company’s upstream business.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, southern Africa and the United Kingdom. Chevron operates or has ownership interests in refineries in each of these areas, except Latin America. As part of its downstream strategy to focus on areas of market strength, the company completed sales of marketing businesses during the first half of 2009 in Brazil and certain countries of Africa.

The company’s refining and marketing margins in the first half of 2009 were generally weak, as demand for refined products in most areas was dampened by the economic slowdown, and refined-product supplies in most areas were plentiful.

Refer to the Results of Operations on pages 29 through 30 for additional discussion of the company’s downstream operations.

Chemicals Earnings in the petrochemicals business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Feedstock and fuel costs, which tend to follow crude-oil and natural-gas price movements, also influence earnings in this segment.

Refer to the Results of Operations on page 30 for additional discussion of chemical earnings.

Operating Developments

Recent milestones for other upstream projects were achieved in:

•	United States — Start-up in the Gulf of Mexico of deepwater production at the 58 percent-owned and operated Tahiti Field, reaching maximum total oil-equivalent production of 135,000 barrels per day during July.

•	Brazil — Start-up of deepwater production at the 52 percent-owned and operated Frade Field, which is projected to attain maximum production of 90,000 barrels per day of crude oil and natural gas liquids in 2011.

•	Angola — Start-up of the 39 percent-owned and operated Mafumeira Norte offshore project, which is expected to reach maximum total daily production of 30,000 barrels of crude oil and 30 million cubic feet of natural gas in 2011.

•	Republic of the Congo — Discovery of crude oil offshore at 31 percent-owned Moho Nord Marine-4 in the area of the Moho-Bilondo project, which commenced production in 2008.

•	Australia — Award of the front-end engineering and design (FEED) contract for an LNG plant with two trains, each with a processing capacity of 4.3 million metric tons per year, and a co-located domestic gas plant that would support development of the company’s 100 percent-owned Wheatstone Field and other natural gas resources off the northwest coast.

•	Australia — Recommendation by the Western Australian Environmental Protection Authority (EPA) that the proposed revision and expansion of the 50 percent-owned and operated Gorgon Project to add a third 5 million metric-ton-per-year LNG train could meet the EPA’s environmental objectives, representing a necessary step in Chevron’s process to make a final investment decision later this year.

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

Upstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

U.S. Upstream Earnings	$273	$2,191	$294	$3,790

U.S. upstream earnings of $273 million in the second quarter of 2009 decreased about $1.9 billion from the same period last year. Lower prices for crude oil and natural gas reduced earnings by about $2.0 billion between periods. The 2009 quarter included charges of approximately $100 million for the impairment of assets. Operating expenses were about $100 million lower between quarters.

Earnings for the first six months of 2009 were $294 million, compared with $3.8 billion a year earlier. The $3.5 billion decline between periods equaled the approximate effect of lower prices for crude oil and natural gas. Other factors of lesser significance were essentially offsetting.

The average realization per barrel for crude oil and natural gas liquids in the second quarter of 2009 was approximately $50, compared with $109 a year earlier. Average prices were $43 and $98 for the six months of 2009 and 2008, respectively. The average natural-gas realization was $3.27 per thousand cubic feet in the 2009 quarter, compared with $9.84 in the year-ago period. First-half realizations were $3.70 in 2009 and $8.67 in 2008.

Net oil-equivalent production was 700,000 barrels per day in the second quarter 2009, down 2,000 barrels per day from the corresponding period in 2008. First-half 2009 production was 686,000 barrels per day, down 22,000 barrels per day from the first six months of 2008. A production benefit between the comparative periods associated with the late-2008 start-up of the Blind Faith Field and the second quarter 2009 start-up of the Tahiti Field, both located in the Gulf of Mexico, was more than offset by the impacts of normal field declines, production offline due to damages from last year’s hurricanes and minor asset sales. The net liquids component of oil-equivalent production was 467,000 barrels per day and 454,000 barrels per day for the second quarter and first half of 2009, respectively. Volumes were about 7 percent and 4 percent higher than the corresponding 2008 periods. Net natural gas production was 1.4 billion cubic feet per day for both the second quarter and six months of 2009, down about 12 percent and 15 percent from the comparative 2008 periods, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

International Upstream Earnings*	$1,246	$5,057	$2,494	$8,586

* Includes foreign currency effects	$(476)	$80	$(443)	$(87)

International upstream earnings of $1.2 billion in the second quarter of 2009 decreased about $3.8 billion from the year ago period. Lower prices for crude oil and natural gas reduced earnings by about $2.8 billion between periods. The swing in foreign-currency effects decreased earnings by about $560 million. Depreciation expense was about $250 million higher between periods, and charges for exploratory well write-offs increased about $100 million.

Earnings for the first six months of 2009 were $2.5 billion, down about $6 billion from the 2008 period. Lower prices for crude oil and natural gas in 2009 decreased earnings by about $5.5 billion. Depreciation expenses were about $500 million higher due in part to increased production between periods. The change in foreign-currency effects decreased earnings by about $360 million. Exploration expenses increased about $150 million between periods. Partially offsetting all of these effects was the impact of higher sales volumes, which increased earnings approximately $700 million between quarters.

The average realization per barrel of crude oil and natural gas liquids in the second quarter 2009 was about $53, compared with $110 in the corresponding 2008 period. For the first half of 2009, the average realization was about $46 per barrel, down from $99 in the 2008 first half. The average natural-gas realization in the 2009 second quarter was $3.73 per thousand cubic feet, down from $5.44 in the second quarter last year. Between the six-month periods, the average natural gas realization decreased to $3.97 from $5.13.

Net oil-equivalent production, including volumes from oil sands in Canada, was 1.97 million barrels per day in the second quarter 2009, up 135,000 barrels per day from the year-ago period. Included in the increase was about 185,000 barrels per day of production associated with two projects — Agbami in Nigeria, which commenced operations in the third quarter of last year, and the expansion at Tengiz in Kazakhstan. Also included in the increase was 85,000 barrels per day associated with the impact of lower prices on cost-recovery volumes and other contractual provisions affecting Chevron’s share of production. Factors other than normal field declines that partially offset these increases included OPEC-related curtailments of 35,000 barrels per day, approximately 30,000 barrels per day offline due to civil unrest in the onshore area of Nigeria and about 25,000 barrels per day of lower oil-equivalent natural gas production in Thailand.

Net oil-equivalent production for the first half of 2009 was 1.98 million barrels per day, up 121,000 barrels per day from the 2008 first half. Production was higher in Nigeria, Kazakhstan, and Indonesia and lower in Thailand, Venezuela and Angola. Included in the increase was about 120,000 barrels per day from Agbami and approximately 50,000 barrels per day from Tengiz. Also included in the increase was about 70,000 barrels per day associated with the impact of lower prices on cost-recovery volumes and other contractual provisions affecting Chevron’s share of production. Factors other than normal field declines that partially offset these increases included OPEC-related curtailments of 40,000 barrels per day, 20,000 barrels per day due to the civil unrest in Nigeria and 20,000 barrels per day of lower oil equivalent natural gas production in Thailand.

The net liquids component of oil-equivalent production was 1.37 million barrels per day in the second quarter 2009 and 1.38 million barrels per day in first half of 2009, an increase of 11 percent for both comparative periods. Net natural gas production of 3.59 billion cubic feet per day in the second quarter 2009 and 3.62 billion cubic feet per day in first half of 2009 decreased about 1 percent and 2 percent for the respective periods.

Downstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of dollars)

U.S. Downstream Earnings	$(95)	$(682)	$38	$(678)

U.S. downstream incurred a loss of $95 million in the second quarter of 2009, compared with a loss of $682 million a year earlier. Margins on the sale of refined products were higher in the 2009 quarter, but were weak in both periods. Losses on derivative instruments were about $200 million lower in the 2009 quarter. Operating expenses declined about $150 million from last year’s second quarter, which included higher expenses associated with planned shutdowns for refinery maintenance in 2008.

Earnings for the first six months of 2009 were $38 million, compared with a loss of $678 million in the 2008 first half. Refined-product margins were higher in the first six months of 2009, but were weak in both periods. Losses on derivative instruments were about $250 million lower in the 2009 first half. Operating expenses declined about $200 million between the six-month periods.

Crude-inputs to the company’s refineries were 923,000 barrels per day in the second quarter 2009, up 13 percent, or 107,000 barrels per day, from a year earlier. Crude-oil inputs of 931,000 barrels per day increased about 9 percent between the six-month periods. The increase in both comparative periods was attributable mainly to less planned and unplanned downtime for refinery turnarounds.

Refined-product sales volumes increased 4 percent between the quarterly periods to 1.44 million barrels per day. Between the six- month periods, refined-product sales volumes were up 1 percent to 1.42 million barrels per day. The increase for both comparative periods was primarily due to higher sales volumes of gasoline. Branded gasoline sales volumes were up 7 percent between quarters to 639,000 barrels per day. For the six-month periods, branded gasoline sales volumes increased 5 percent to 626,000 barrels per day.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2008	2009
		(Millions of dollars)

International Downstream Earnings*	$256	$(52)	$946	$196

* Includes foreign currency effects	$(25)	$46	$(90)	$157

International downstream earned $256 million in the second quarter 2009, compared with a loss of $52 million a year earlier. Margins on the sale of refined products improved in most areas, due mainly to a decrease in crude-oil feedstock costs. Operating expenses were about $200 million lower between the quarterly periods. Earnings in the second quarter 2009 included gains of approximately $140 million associated with asset sales. Foreign-currency effects reduced earnings by $25 million in the 2009 quarter, compared with a $46 million benefit a year earlier.

Earnings for the six months of 2009 were $946 million, up $750 million from the 2008 period. The 2009 period included gains of approximately $540 million on the sale of marketing businesses in Brazil and certain countries in Africa. Operating expenses declined about $400 million from the first six months of 2008. Foreign-currency effects reduced earnings by $90 million in 2009, compared with a $157 million benefit to earnings a year earlier.

The company’s share of crude-oil inputs to refineries was 970,000 barrels per day in the 2009 second quarter, up 18,000 from the year-ago period. For the six months of 2009, crude-oil inputs were 977,000 barrels per day, up 17,000 from the 2008 first half. The increase for both comparative periods was attributable mainly to less planned and unplanned downtime for refinery turnarounds.

Refined-product sales volumes of 1.82 million barrels per day in the 2009 second quarter were 12 percent lower than a year earlier, due mainly to asset sales (referenced above). Excluding the impact of asset sales, sales volumes were down 5 percent between periods primarily due to lower demand for jet fuel and fuel oil. Between the six-month periods, refined-product sales volumes of 1.89 million barrels per day decreased by about 8 percent, also due mainly to asset sales.

Chemicals

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Earnings*	$108	$41	$147	$84

* Includes foreign currency effects	$6	$1	$13	$—

Chemical operations earned $108 million in the second quarter of 2009, compared with $41 million in the year-ago quarter. Six-month earnings increased from $84 million in 2008 to $147 million in 2009. For both comparative periods, earnings increased at the 50-percent owned Chevron Phillips Chemical Company LLC (CPChem) due to lower utility and manufacturing costs, the effect of which was partially offset by lower margins on the sale of commodity chemicals. For Chevron’s Oronite subsidiary, earnings in the second quarter of 2009 increased from a year earlier on higher margins for the sale of lubricant and fuel additives, the effect of which more than offset the impact of lower sales volumes. Earnings declined between the six-month periods mainly on lower sales volumes.

All Other

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Net Charges*	$(43)	$(580)	$(337)	$(835)

* Includes foreign currency effects	$42	$(1)	$13	$11

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Net charges in the second quarter 2009 were $43 million, compared with $580 million in the year-ago period. For the six months of 2009, net charges were $337 million, compared with $835 million a year earlier. Net charges were lower in the 2009 quarterly and six-month periods for environmental remediation at sites that previously had been closed or sold, corporate tax items and employee compensation and benefits.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Sales and other operating revenues	$39,647	$80,962	$74,634	$145,621

Sales and other operating revenues for the quarterly and six month periods decreased $41 billion and $71 billion, respectively, due mainly to lower prices for crude oil, natural gas and refined products.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Income from equity affiliates	$735	$1,563	$1,346	$2,807

Income from equity affiliates decreased for the quarterly and six-month periods due mainly to lower upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar and Petroboscan in Venezuela, again principally related to lower prices for crude oil.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Other income	$(177)	$464	$355	$507

Other income for the quarterly period in 2009 and the six-month period decreased mainly due to foreign-exchange losses associated with weakening of the U.S. dollar and lower interest income. These effects were partially offset by gains from downstream asset sales outside of the United States.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Purchased crude oil and products	$23,678	$56,056	$44,078	$98,584

Purchases decreased $32 billion and $55 billion in the quarterly and six-month periods due mainly to lower prices for crude oil, natural gas and refined products.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Operating, selling, general and administrative expenses	$5,252	$6,887	$10,575	$12,689

Operating, selling, general and administrative expenses decreased approximately $1.6 billion between quarters and $2.1 billion between the six-month periods. Lower expenses related to environmental remediation, shipping charters and other transportation, contract labor and fuel accounted for approximately $1.1 billion and $1.5 billion of the decline between the quarterly and six-month periods, respectively. Other categories of expense were also generally lower but were of lesser significance individually.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Exploration expenses	$438	$307	$819	$560

Exploration expenses in the quarterly period in 2009 and the six-month period increased due to higher amounts for well write-offs and geological and geophysical costs.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Depreciation, depletion and amortization	$3,099	$2,275	$5,966	$4,490

The increase in both comparative periods was associated mainly with production start-ups for upstream projects in the United States and Africa and higher depreciation rates for certain other oil and gas producing fields. Asset impairments accounted for less than $200 million of the increase in the quarterly period and about $300 million of the increase in the six-month period.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Taxes other than on income	$4,386	$5,699	$8,364	$11,142

Taxes other than on income decreased primarily due to lower import duties in the company’s U.K. downstream operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(Millions of dollars)

Income tax expense	$1,585	$5,756	$2,904	$10,265

Effective income tax rates for the 2009 and 2008 second quarters were 47 percent and 49 percent, respectively. For the year-to-date periods, the effective tax rates were 45 and 48 percent, respectively. The 2009 rates in the comparative periods were lower due to proportionally higher income being earned in international downstream businesses that were taxed at lower average rates than income earned in international upstream tax jurisdictions.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

U.S. Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	467	438	454	437
Net natural-gas production (MMCFPD)(3)	1,395	1,588	1,387	1,627
Net oil-equivalent production (MBOEPD)	700	702	686	708
Sales of natural gas (MMCFPD)	5,721	7,631	6,046	7,817
Sales of natural gas liquids (MBPD)	163	167	157	156
Revenue from net production
Crude oil and natural gas liquids ($/Bbl.)	$50.42	$108.67	$43.46	$97.66
Natural gas ($/MCF)	$3.27	$9.84	$3.70	$8.67
International Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	1,346	1,207	1,353	1,218
Net natural-gas production (MMCFPD)(3)	3,593	3,621	3,618	3,695
Net oil-equivalent production (MBOEPD)(4)	1,970	1,835	1,981	1,860
Sales of natural gas (MMCFPD)	3,962	4,205	4,108	4,190
Sales of natural gas liquids (MBPD)	110	127	113	131
Revenue from liftings
Crude oil and natural gas liquids ($/Bbl.)	$53.17	$110.44	$46.36	$98.63
Natural gas ($/MCF)	$3.73	$5.44	$3.97	$5.13
U.S. and International Upstream
Total net oil-equivalent production, including volumes from oil sands (MBOEPD) (3)(4)	2,670	2,537	2,667	2,568
U.S. Downstream
Gasoline sales (MBPD)(5)	733	677	719	687
Sales of other refined products (MBPD)	708	706	703	721

Total	1,441	1,383	1,422	1,408
Refinery input (MBPD)	923	816	931	855
International Downstream
Gasoline sales (MBPD)(5)	447	512	469	507
Sales of other refined products (MBPD)	870	1,043	924	1,048
Share of affiliate sales (MBPD)	504	511	497	504

Total	1,821	2,066	1,890	2,059
Refinery input (MBPD)	970	952	977	960

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic
feet; oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	56	69	57	80
International	487	424	493	454
(4) Includes production from oil sands — net (MBPD):	26	24	25	26
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $7.3 billion at June 30, 2009, down $2.2 billion from year-end 2008. Cash provided by operating activities in the first half of 2009 was $5.7 billion, compared with $15.3 billion in the year ago period. The net cash provided by operating activities in the 2009 period was less than the $8.4 billion of cash used for investing activities, which included $2 billion for the extension of an upstream concession. (Refer also to the discussion of the company’s capital and exploratory expenditures on page 35.)

Dividends The company paid dividends of $2.6 billion to common stockholders during the first six months of 2009. In July 2009, the company declared a quarterly dividend of 68 cents per common share payable in September 2009.

Debt and Capital Lease and Noncontrolling Interest Obligations Chevron’s total debt and capital lease obligations were $12.1 billion at June 30, 2009, up from $8.9 billion at December 31, 2008. The company also had noncontrolling interest obligations of $522 million at June 30, 2009.

The $3.2 billion increase in total debt and capital lease obligations during the first half of 2009 included the net effect of a $5 billion public bond issuance, a $1.6 billion decrease in commercial paper, and payment of principal for $400 million of Texaco Capital Inc. bonds that matured in January. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $6.0 billion at June 30, 2009, and $7.8 billion at December 31, 2008. Of these amounts, $5.1 billion and $5.0 billion were reclassified to long-term at the end of the respective periods. At June 30, 2009, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At June 30, 2009, the company had $5.1 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2009. In addition, the company has an automatic shelf registration statement that expires in March 2010 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Stock Repurchase Program In September 2007, the company authorized the acquisition of up to $15 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. The company did not acquire any shares during the first half of 2009 and does not plan to acquire any shares in the 2009 third quarter. From the inception of the program, the company has acquired 119 million shares at a cost of $10.1 billion.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.4 at June 30, 2009, and 1.1 at December 31, 2008. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At June 30, 2009, the book value of inventory was significantly lower than replacement cost. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation stockholders’ equity. This ratio was 12.1 percent at June 30, 2009, and 9.3 percent at year-end 2008.

Pension Obligations At the end of 2008, the company estimated it would contribute $800 million to employee pension plans during 2009 (composed of $550 million for the U.S. plans and $250 million for the international plans). Through June 30, 2009, a total of $148 million was contributed (including $65 million to the U.S. plans). Total contributions for the full year are currently estimated at $1 billion ($750 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $11.4 billion in the first six months of 2009, compared with $10.3 billion in the corresponding 2008 period. The amounts included the company’s share of equity-affiliate expenditures of about $600 million and $900 million in the 2009 and 2008 periods, respectively. Outlays in the 2009 period included $2 billion for the extension of an upstream concession. Expenditures for upstream projects in the first half of 2009 were about $9.2 billion, representing 80 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

United States
Upstream	$795	$1,239	$1,812	$2,690
Downstream	553	528	923	900
Chemicals	38	21	74	127
All Other	87	142	156	265

Total United States	1,473	1,930	2,965	3,982

International
Upstream	2,915	2,887	7,372	5,723
Downstream	538	325	1,043	554
Chemicals	23	13	34	22
All Other	—	2	1	3

Total International	3,476	3,227	8,450	6,302

Worldwide	$4,949	$5,157	$11,415	$10,284

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 49 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

The court has completed most of the procedural aspects of the case and could render a judgment at any time. In the event of an adverse judgment, Chevron would expect to pursue its appeals and vigorously defend against enforcement of any such judgment; therefore, the ultimate outcome — and any financial effect on Chevron — remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report itself has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2009, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims had to be asserted by February 2009 for Equilon indemnities and must be asserted no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. In February 2009, Shell delivered a letter to the company purporting to preserve unmatured claims for certain Equilon indemnities. The letter itself provides no estimate of the ultimate claim amount, and management does not believe the letter or any other information provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to the Equilon or the Motiva indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

The amounts payable for the indemnities described above are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of June 30, 2009.

Noncontrolling Interests The company has commitments of $522 million related to noncontrolling interests in subsidiary companies.

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

Financial Instruments The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivative activities.

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2009. For Chevron’s major tax jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

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

New Accounting Standards

FASB Statement No. 165, Subsequent Events (FAS 165)

In May 2009, the FASB issued FAS 165, which became effective for the company for the quarter ended June 30, 2009. This Statement establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or made available. It requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public companies is the date the financial statements are issued. This Statement is not expected to result in any significant changes in the subsequent events reported by the company. Refer to Note 1 on page 7 for the FAS 165-related disclosure for the quarter ended June 30, 2009.

FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166)

In June 2009, the FASB issued FAS 166, which will become effective for the company on January 1, 2010. The standard amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 166 changes how companies account for transfers of financial assets and eliminates the concept of qualifying special purpose entities. Adoption of FAS 166 is not expected to have an impact on the company’s results of operations, financial position or liquidity.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167)

In June 2009, the FASB issued FAS 167, which will become effective for the company January 1, 2010. The standard amends the consolidation guidance for variable interest entities (VIEs) in FASB Interpretation No. 46(R) by requiring the enterprise to qualitatively assess if it is the primary beneficiary of the VIE and, if so, the VIE must be consolidated. Adoption of the Standard is not expected to have a material impact on the company’s results of operations, financial position or liquidity.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168)

The FASB issued FAS 168 in June 2009, which becomes effective for the company in the quarter ending September 30, 2009. This standard establishes the FASB Accounting Standards Codification system as the single authoritative source of U.S. generally accepted accounting principles (GAAP), which supersedes existing literature of the FASB, Emerging Issues Task Force, American Institute of CPAs and other sources. At the effective date, all literature outside the Codification will no longer be authoritative. The Codification does not change GAAP but takes existing GAAP literature and organizes it in about 90 accounting Topics. Adoption of this Statement will not affect the company’s accounting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2009, does not differ materially from that discussed under Item 7A of Chevron’s 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2009, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Information about risk factors for the three months ended June 30, 2009, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program(2)

April 1-30, 2009	1,147	69.62	—
May 1-31, 2009	—	—	—
June 1-30, 2009	35,878	72.17	—

Total	37,025	72.09	—

(1)	Includes 21,680 common shares repurchased during the three-month period ended June 30, 2009, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes 15,345 shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended June 30, 2009.

(2)	In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through June 30, 2009, $10.1 billion had been expended to repurchase 118,996,749 shares since the common stock repurchase program began.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders at the Annual Meeting on May 27, 2009.

	Number of Shares
	Voted For	Voted Against	Abstain

1. Election of Directors
Samuel H. Armacost	1,608,167,735	63,430,073	8,782,564
Linnet F. Deily	1,642,467,129	29,328,182	8,577,567
Robert E. Denham	1,634,530,636	36,426,186	9,423,551
Robert J. Eaton	1,621,776,548	49,828,662	8,776,363
Enrique Hernandez, Jr.	1,631,116,685	40,379,375	8,877,617
Franklyn G. Jenifer	1,634,246,460	36,958,058	9,176,654
Sam Nunn	1,618,810,074	52,769,541	8,800,758
David J. O’Reilly	1,634,807,077	37,968,850	7,604,446
Donald B. Rice	1,623,273,011	48,380,174	8,719,292
Kevin W. Sharer	1,606,280,193	65,326,543	8,766,536
Charles R. Shoemate	1,637,803,686	33,446,087	9,135,800
Ronald D. Sugar	1,580,505,371	91,215,592	8,663,409
Carl Ware	1,626,741,373	44,671,421	8,968,778
John S. Watson	1,647,663,502	25,216,060	7,502,010

		Number of Shares
					Represent Broker
		Voted For	Voted Against	Abstain	Non-Votes

2.	Ratification of Independent Registered Public Accounting Firm	1,655,240,786	19,758,693	5,392,688	—
3.	Board Proposal to Approve the Material Terms of Performance Goals for Performance-Based Awards under the Chevron Incentive Plan (CIP)	1,540,577,419	124,592,199	15,163,595	—
4.	Board Proposal to Approve the Material Terms of Performance Goals for Performance-Based Awards under the Long-Term Incentive Plan of Chevron Corporation (LTIP)	1,552,340,763	112,407,672	15,612,704	—
5.	Stockholder Proposal Regarding Special Stockholder Meetings	632,722,279	716,122,291	11,484,225	320,013,372
6.	Stockholder Proposal Regarding Advisory Vote on Summary Compensation Table	568,531,885	751,801,668	40,004,924	320,053,690
7.	Stockholder Proposal Regarding Greenhouse Gas Emissions	Withdrawn	Withdrawn	Withdrawn	Withdrawn
8.	Stockholder Proposal Regarding Country Selection Guidelines	311,665,942	854,160,806	194,510,588	320,054,831
9.	Stockholder Proposal Regarding Human Rights Policy	339,238,113	826,411,470	194,719,135	320,023,449
10.	Stockholder Proposal Regarding Report on Host Country Laws	101,461,352	1,058,100,189	200,825,976	320,004,650

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chevron Corporation
(Registrant)

/s/ M.A. Humphrey
M.A. Humphrey, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 6, 2009

EXHIBIT INDEX

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

*	Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.