Form 10-Q
period 2009-09-30
CHEVRON CORP
filed 2009-11-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2009

Common stock, $.75 par value	2,006,267,842

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2009, and 2008	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2009, and 2008	4
	Consolidated Balance Sheet at September 30, 2009, and December 31, 2008	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009, and 2008	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41
Signature		42
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	44
Rule 13a-14(a)/15d-14(a) Certifications		45-46
Section 1350 Certifications		47-48
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

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$45,180	$76,192	$119,814	$221,813
Income from equity affiliates	1,072	1,673	2,418	4,480
Other income	373	1,002	728	1,509

Total Revenues and Other Income	46,625	78,867	122,960	227,802

Costs and Other Deductions
Purchased crude oil and products	26,969	49,238	71,047	147,822
Operating expenses	4,403	5,676	12,958	15,379
Selling, general and administrative expenses	1,177	1,278	3,197	4,264
Exploration expenses	242	271	1,061	831
Depreciation, depletion and amortization	2,988	2,449	8,954	6,939
Taxes other than on income*	4,644	5,614	13,008	16,756
Interest and debt expense	14	—	28	—

Total Costs and Other Deductions	40,437	64,526	110,253	191,991

Income Before Income Tax Expense	6,188	14,341	12,707	35,811
Income Tax Expense	2,342	6,416	5,246	16,681

Net Income	3,846	7,925	7,461	19,130
Less: Net income attributable to noncontrolling interests	15	32	48	94

Net Income Attributable to Chevron Corporation	$3,831	$7,893	$7,413	$19,036

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.92	$3.88	$3.72	$9.29
— Diluted	$1.92	$3.85	$3.71	$9.23
Dividends	$0.68	$0.65	$1.98	$1.88
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,992,452	2,032,433	1,991,733	2,049,812
— Diluted	2,000,586	2,044,616	1,999,925	2,063,149

* Includes excise, value-added and similar taxes:	$2,079	$2,577	$6,023	$7,766

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Net Income	$3,846	$7,925	$7,461	$19,130

Currency translation adjustment	31	(67)	44	(84)
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	8	(13)	3	(5)
Derivatives:
Net derivatives gain (loss) on hedge transactions	7	126	(65)	74
Reclassification to net income of net realized (gain) loss	(9)	4	(25)	15
Income taxes on derivatives transactions	1	(44)	31	(32)

Total	(1)	86	(59)	57
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	136	62	451	187
Prior service cost:
Amortization to net income of net prior service credits	(15)	(16)	(49)	(47)
Defined benefit plans sponsored by equity affiliates	5	7	10	22
Income taxes on defined benefit plans	(45)	(17)	(152)	(65)

Total	81	36	260	97

Other Comprehensive Gain, Net of Tax	119	42	248	65

Comprehensive Income	3,965	7,967	7,709	19,195
Comprehensive income attributable to noncontrolling interests	(15)	(32)	(48)	(94)

Comprehensive Income Attributable to Chevron Corporation	$3,950	$7,935	$7,661	$19,101

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30	At December 31
	2009	2008
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$ 7,568	$ 9,347
Marketable securities	121	213
Accounts and notes receivable, net	17,070	15,856
Inventories:
Crude oil and petroleum products	4,652	5,175
Chemicals	333	459
Materials, supplies and other	1,338	1,220

Total inventories	6,323	6,854
Prepaid expenses and other current assets	4,459	4,200

Total Current Assets	35,541	36,470
Long-term receivables, net	2,394	2,413
Investments and advances	21,564	20,920
Properties, plant and equipment, at cost	183,547	173,299
Less: Accumulated depreciation, depletion and amortization	89,290	81,519

Properties, plant and equipment, net	94,257	91,780
Deferred charges and other assets	3,870	4,711
Goodwill	4,619	4,619
Assets held for sale	316	252

Total Assets	$162,561	$161,165

LIABILITIES AND EQUITY
Short-term debt	$240	$2,818
Accounts payable	15,715	16,580
Accrued liabilities	5,501	8,077
Federal and other taxes on income	2,562	3,079
Other taxes payable	1,375	1,469

Total Current Liabilities	25,393	32,023
Long-term debt	9,973	5,742
Capital lease obligations	329	341
Deferred credits and other noncurrent obligations	17,497	17,678
Noncurrent deferred income taxes	11,738	11,539
Reserves for employee benefit plans	6,409	6,725

Total Liabilities	71,339	74,048

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at September 30, 2009, and December 31, 2008)	1,832	1,832
Capital in excess of par value	14,584	14,448
Retained earnings	104,575	101,102
Accumulated other comprehensive loss	(3,676)	(3,924)
Deferred compensation and benefit plan trust	(414)	(434)
Treasury stock, at cost (436,408,738 and 438,444,795 shares at September 30, 2009, and December 31, 2008, respectively)	(26,255)	(26,376)

Total Chevron Corporation Stockholders’ Equity	90,646	86,648
Noncontrolling interests	576	469

Total Equity	91,222	87,117

Total Liabilities and Equity	$162,561	$161,165

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(Millions of dollars)

Operating Activities
Net Income Attributable to Chevron Corporation	$7,413	$19,036
Adjustments
Depreciation, depletion and amortization	8,954	6,939
Dry hole expense	481	287
Distributions less than income from equity affiliates	(510)	(278)
Net before-tax gains on asset retirements and sales	(1,083)	(757)
Net foreign currency effects	481	(74)
Deferred income tax provision	335	37
Net increase in operating working capital	(2,993)	(713)
Net income attributable to noncontrolling interests	48	94
Increase in long-term receivables	(288)	(221)
Decrease (increase) in other deferred charges	131	(70)
Cash contributions to employee pension plans	(860)	(169)
Other	244	313

Net Cash Provided by Operating Activities	12,353	24,424

Investing Activities
Capital expenditures	(14,488)	(13,632)
Proceeds and deposits related to asset sales	2,132	1,384
Net sales of marketable securities	113	351
Repayment of loans by equity affiliates	167	169
Net sales of other short-term investments	153	359

Net Cash Used for Investing Activities	(11,923)	(11,369)

Financing Activities
Net (payments) borrowings of short-term obligations	(3,258)	661
Proceeds from issuance of long-term debt	5,339	—
Repayments of long-term debt and other financing obligations	(461)	(926)
Cash dividends	(3,945)	(3,861)
Distributions to noncontrolling interests	(37)	(88)
Net sales (purchases) of treasury shares	86	(5,530)

Net Cash Used for Financing Activities	(2,276)	(9,744)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	67	(37)

Net Change in Cash and Cash Equivalents	(1,779)	3,274
Cash and Cash Equivalents at January 1	9,347	7,362

Cash and Cash Equivalents at September 30	$7,568	$10,636

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2008 Annual Report on Form 10-K.

Effective with the quarter ending September 30, 2009, the company implemented the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) system. The ASC supersedes literature of the FASB, Emerging Issues Task Force and other sources. The ASC did not change U.S. generally accepted accounting principles. Refer also to Note 15 beginning on page 21 for discussion of ASC.

Events subsequent to September 30, 2009, were evaluated until the time of the Form 10-Q filing with the Securities and Exchange Commission on November 5, 2009.

Earnings for the third quarter 2009 included $400 million of after-tax gains from asset sales and tax items related to an upstream project in Australia. Earnings for the first nine months of 2009 also included $540 million of after-tax gains reported in the first half of the year on sales of marketing businesses outside the United States.

Earnings for the third quarter and nine months of 2008 included approximately $400 million of expenses associated with damage to upstream facilities in the U.S. Gulf of Mexico caused by hurricanes. Largely offsetting the impact of these expenses were gains of about $350 million on U.S. upstream asset sales.

Note 2.	Noncontrolling Interests

The company adopted the accounting standard for noncontrolling interests in consolidated financial statements effective January 1, 2009, and retroactive to the earliest period presented. Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.

Activity for the equity attributable to noncontrolling interests for the first nine months of 2009 and 2008 is as follows:

	2009			2008
	Chevron Corporation	Noncontrolling	Total	Chevron Corporation	Noncontrolling	Total
	Stockholders’ Equity	Interest	Equity	Stockholders’ Equity	Interest	Equity
	(Millions of dollars)

Balance at January 1	$86,648	$469	$87,117	$77,088	$204	$77,292
Net income	7,413	48	7,461	19,036	94	19,130
Dividends	(3,945)	—	(3,945)	(3,861)	—	(3,861)
Distributions to noncontrolling interests	—	(37)	(37)	—	(88)	(88)
Treasury shares, net	121	—	121	(5,523)	—	(5,523)
Other changes, net*	409	96	505	214	1	215

Balance at September 30	$90,646	$576	$91,222	$86,954	$211	$87,165

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended
	September 30
	2009	2008
	(Millions of dollars)

Increase in accounts and notes receivable	$(877)	$(2,559)
Decrease (increase) in inventories	356	(979)
Increase in prepaid expenses and other current assets	(216)	(461)
(Decrease) increase in accounts payable and accrued liabilities	(1,597)	1,507
(Decrease) increase in income and other taxes payable	(659)	1,779

Net increase in operating working capital	$(2,993)	$(713)

The “Net increase in operating working capital” includes reductions of $11 million and $102 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2009, and 2008, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended
	September 30
	2009	2008
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$11	$—
Income taxes	4,825	14,298

The “Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended
	September 30
	2009	2008
	(Millions of dollars)

Marketable securities purchased	$(24)	$(3,232)
Marketable securities sold	137	3,583

Net sales of marketable securities	$113	$351

The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Net sales totaled $86 million in the first nine months of 2009 and net purchases totaled $5.5 billion in the 2008 period. Purchases in the 2008 period were under the company’s stock repurchase program initiated in September 2007. No purchases were made under the program in the 2009 period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended
	September 30
	2009	2008
	(Millions of dollars)

Additions to properties, plant and equipment	$13,542	$12,812
Additions to investments	793	715
Current-year dry-hole expenditures	399	239
Payments for other liabilities and assets, net	(246)	(134)

Capital expenditures	14,488	13,632
Expensed exploration expenditures	580	544
Assets acquired through capital-lease obligations	20	14

Capital and exploratory expenditures, excluding equity affiliates	15,088	14,190
Company’s share of expenditures by equity affiliates	923	1,587

Capital and exploratory expenditures, including equity affiliates	$16,011	$15,777

“Additions to properties, plant and equipment” in the 2009 period include $2 billion for a cash payment related to the extension of an upstream concession agreement.

Note 4.	Operating Segments and Geographic Data

Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. For this purpose, the investments are grouped as follows: upstream — exploration and production; downstream — refining, marketing and transportation; chemicals; and all other. The first three of these groupings represent the company’s “reportable segments” and “operating segments” as defined in the accounting standards.

The segments are separately managed for investment purposes under a structure that includes “segment managers” who report to the company’s “chief operating decision maker” (CODM) (terms as defined in the accounting standards). The CODM is the company’s Executive Committee, a committee of senior officers that includes the Chief Executive Officer, and that in turn reports to the Board of Directors of Chevron Corporation.

The operating segments represent components of the company as described in the accounting standards that engage in activities (a) from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the CODM, which makes decisions about resources to be allocated to the segments and to assess their performance; and (c) for which discrete financial information is available.

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

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2009 and 2008 are presented in the following table:

Segment Earnings

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Upstream
United States	$878	$2,187	$1,172	$5,977
International	2,762	3,995	5,256	12,581

Total Upstream	3,640	6,182	6,428	18,558

Downstream
United States	34	1,014	72	336
International	160	817	1,106	1,013

Total Downstream	194	1,831	1,178	1,349

Chemicals
United States	105	30	165	32
International	59	40	146	122

Total Chemicals	164	70	311	154

Total Segment Earnings	3,998	8,083	7,917	20,061

All Other
Interest Expense	(11)	—	(22)	—
Interest Income	10	52	36	157
Other	(166)	(242)	(518)	(1,182)

Net Income Attributable to Chevron Corporation	$3,831	$7,893	$7,413	$19,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets in 2009 consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, technology companies and assets of the corporate administrative functions. Segment assets at September 30, 2009, and December 31, 2008, are as follows:

Segment Assets

	At September 30	At December 31
	2009	2008
	(Millions of dollars)

Upstream
United States	$ 24,711	$ 26,071
International	74,125	72,530
Goodwill	4,619	4,619

Total Upstream	103,455	103,220

Downstream
United States	17,697	15,869
International	25,080	23,572

Total Downstream	42,777	39,441

Chemicals
United States	2,736	2,535
International	1,051	1,086

Total Chemicals	3,787	3,621

Total Segment Assets	150,019	146,282

All Other
United States	6,804	8,984
International	5,738	5,899

Total All Other	12,542	14,883

Total Assets — United States	51,948	53,459
Total Assets — International	105,994	103,087
Goodwill	4,619	4,619

Total Assets	$162,561	$161,165

Segment Sales and Other Operating Revenues Operating-segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2009 and 2008, are presented in the table on the following page. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of crude oil and refined products. Revenues for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Upstream
United States	$4,964	$11,036	$13,596	$32,980
International	8,321	12,295	22,256	36,514

Sub-total	13,285	23,331	35,852	69,494
Intersegment Elimination — United States	(3,008)	(4,461)	(6,910)	(13,094)
Intersegment Elimination — International	(4,864)	(6,840)	(12,695)	(21,009)

Total Upstream	5,413	12,030	16,247	35,391

Downstream
United States	17,992	27,692	44,595	77,803
International	21,224	35,924	57,491	107,086

Sub-total	39,216	63,616	102,086	184,889
Intersegment Elimination — United States	(46)	(126)	(136)	(377)
Intersegment Elimination — International	(34)	(44)	(73)	(107)

Total Downstream	39,136	63,446	101,877	184,405

Chemicals
United States	131	146	361	424
International	389	443	1,051	1,265

Sub-total	520	589	1,412	1,689
Intersegment Elimination — United States	(56)	(60)	(151)	(189)
Intersegment Elimination — International	(35)	(43)	(99)	(122)

Total Chemicals	429	486	1,162	1,378

All Other
United States	474	448	1,181	1,212
International	18	19	47	56

Sub-total	492	467	1,228	1,268
Intersegment Elimination — United States	(281)	(230)	(679)	(611)
Intersegment Elimination — International	(9)	(7)	(21)	(18)

Total All Other	202	230	528	639

Sales and Other Operating Revenues
United States	23,561	39,322	59,733	112,419
International	29,952	48,681	80,845	144,921

Sub-total	53,513	88,003	140,578	257,340
Intersegment Elimination — United States	(3,391)	(4,877)	(7,876)	(14,271)
Intersegment Elimination — International	(4,942)	(6,934)	(12,888)	(21,256)

Total Sales and Other Operating Revenues	$45,180	$76,192	$119,814	$221,813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Summarized Financial Data — Chevron U.S.A. Inc.

Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, and supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical Company LLC joint venture, which is accounted for using the equity method.

During 2008, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganizations as if they had occurred on January 1, 2008. However, the financial information below may not reflect the financial position and operating results in the future or the historical results in the period presented if the reorganization actually had occurred on that date. The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended
	September 30
	2009	2008
	(Millions of dollars)

Sales and other operating revenues	$86,522	$166,627
Costs and other deductions	85,461	159,855
Net income attributable to Chevron U.S.A. Inc.	852	4,636

	At September 30	At December 31
	2009	2008
	(Millions of dollars)

Current assets	$32,975	$32,760
Other assets	32,358	31,806
Current liabilities	13,806	14,322
Other liabilities	14,482	14,049

Total Chevron U.S.A. Inc. net equity	$37,045	$36,195

Memo: Total debt	$ 6,985	$ 6,813

The amount for the nine months ended September 30, 2008, for “Net income attributable to Chevron U.S.A. Inc” and the balances at December 31, 2008, for “Other liabilities” and “Total Chevron U.S.A. Inc. net equity” have been adjusted by immaterial amounts associated with the allocation of income-tax liabilities among Chevron Corporation subsidiaries.

Note 6.	Summarized Financial Data — Chevron Transport Corporation

Chevron Transport Corporation Limited (CTC), incorporated in Bermuda, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron’s international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC’s shipping revenue is derived by providing transportation services to other Chevron companies. Chevron Corporation has fully and unconditionally guaranteed this subsidiary’s obligations in connection with certain debt securities issued by a third party. Summarized financial information for CTC and its consolidated subsidiaries is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)		(Millions of dollars)

Sales and other operating revenues	$153	$294	$492	$795
Costs and other deductions	186	269	565	722
Net (loss) income attributable to Chevron Transport Corporation	(34)	25	(73)	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30	At December 31
	2009	2008
	(Millions of dollars)

Current assets	$420	$482
Other assets	169	172
Current liabilities	104	98
Other liabilities	89	88

Total Chevron Transport Corporation net equity	$396	$468

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2009.

Note 7.	Income Taxes

Taxes on income for the third quarter and first nine months of 2009 were $2.3 billion and $5.2 billion, respectively, compared with $6.4 billion and $16.7 billion for the corresponding periods in 2008. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the third quarters of 2009 and 2008 were 38 percent and 45 percent, respectively. For the comparative nine-month periods, the effective tax rates were 41 percent and 47 percent, respectively.

The decline in the effective tax rates between the quarterly and nine-month periods was generally associated with the same factors. These factors included the effect in 2009 of relatively low tax rates on asset sales and deferred-tax benefits, both related to an international upstream project. In addition, a greater proportion of before-tax income was earned in 2009 by equity affiliates than in 2008. (Equity-affiliate income is reported as a single amount on an after-tax basis on the Consolidated Statement of Income.)

Note 8.	Employee Benefits

Chevron has defined-benefit pension plans for many employees. The company typically prefunds defined-benefit plans as required by local regulations or in certain situations where pre-funding provides economic advantages. In the United States, this includes all qualified plans subject to the Employee Retirement Income Security Act of 1974 (ERISA) minimum funding standard. The company does not typically fund U.S. nonqualified pension plans that are not subject to funding requirements under applicable laws and regulations because contributions to these pension plans may be less economic and investment returns may be less attractive than the company’s other investment alternatives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)		(Millions of dollars)

Pension Benefits
United States
Service cost	$66	$63	$199	$188
Interest cost	121	125	361	374
Expected return on plan assets	(99)	(149)	(296)	(445)
Amortization of prior-service credits	(1)	(1)	(5)	(5)
Amortization of actuarial losses	74	14	223	44
Settlement losses	25	19	126	58

Total United States	186	71	608	214

International
Service cost	31	34	90	102
Interest cost	76	81	215	224
Expected return on plan assets	(52)	(76)	(148)	(209)
Amortization of prior-service costs	6	6	17	19
Amortization of actuarial losses	30	19	81	56
Termination costs	—	—	—	1

Total International	91	64	255	193

Net Periodic Pension Benefit Costs	$277	$135	$863	$407

Other Benefits*
Service cost	$9	$7	$25	$63
Interest cost	45	45	134	134
Amortization of prior-service credits	(20)	(21)	(61)	(61)
Amortization of actuarial losses	6	10	20	29
Curtailment gains	—	—	(5)	—

Net Periodic Other Benefit Costs	$40	$41	$113	$165

*	Includes costs for U.S. and international other postretirement benefit plans. Obligations for plans outside the U.S. are not significant relative to the company’s total other postretirement benefit obligation.

At the end of 2008, the company estimated it would contribute $800 million to employee pension plans during 2009 (composed of $550 million for the U.S. plans and $250 million for the international plans). Through September 30, 2009, a total of $860 million was contributed (including $741 million to the U.S. plans). Total contributions for the full year are currently estimated at $1 billion ($750 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first nine months of 2009, the company contributed $140 million to its other postretirement benefit plans. The company anticipates contributing about $70 million during the remainder of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Accounting for Suspended Exploratory Wells

Accounting standards for the cost of exploratory wells provide that an exploratory well continues to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well and (b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if the company obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. The company’s capitalized cost of suspended wells at September 30, 2009, was $2.3 billion, an increase of $173 million from year-end 2008. For the category of exploratory well costs at year-end 2008 that were suspended more than one year, a total of $76 million was expensed in the first nine months of 2009.

Note 10.	Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 50 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems, and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that the engineer’s work was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18.9 billion and an increase in the assessment for purported unjust enrichment to a total of $8.4 billion. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. Chevron filed motions to annul all of the rulings made by the prior judge, but the new judge denied these motions. The court has completed most of the procedural aspects of the case and could render a judgment at any time. Chevron will continue a vigorous defense of any attempted imposition of liability.

In the event of an adverse judgment, Chevron would expect to pursue its appeals and vigorously defend against enforcement of any such judgment; therefore, the ultimate outcome — and any financial effect on Chevron — remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of September 2009, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to the Equilon or the Motiva indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

The amounts payable for the indemnities described on page 17 are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of September 30, 2009.

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

Equity Redetermination For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude-oil and natural-gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity-redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and the possible maximum net amount that could be owed to Chevron is estimated at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Fair Value Measurements

Accounting standards on fair-value measurement establish a framework for measuring fair value and stipulate disclosures about fair-value measurements. The standards apply to recurring and nonrecurring financial and nonfinancial assets and liabilities that require or permit fair-value measurements. A new accounting standard became effective for Chevron on January 1, 2008, for all financial assets and liabilities and recurring nonfinancial assets and liabilities. On January 1, 2009, the standard became effective for nonrecurring nonfinancial assets and liabilities. Among the required disclosures is the fair-value hierarchy of inputs the company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

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

Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair-value measurements. Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities. In the third quarter the company used Level 3 inputs to determine the fair value of nonrecurring nonfinancial assets.

The fair value hierarchy for recurring assets and liabilities measured at fair value at September 30, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in Active	Other
		Markets for	Observable	Unobservable
	At September 30	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Millions of dollars)

Marketable Securities	$121	$121	$—	$—
Derivatives	103	10	93	—

Total Recurring Assets at Fair Value	$224	$131	$93	$—

Derivatives	$131	$ 54	$77	$—

Total Recurring Liabilities at Fair Value	$131	$ 54	$77	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2009. Marketable securities had average maturities of less than one year.

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

The company’s derivative instruments principally include crude oil, natural gas and refined-product futures, swaps, options and forward contracts. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the New York Mercantile Exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives classified as Level 2 include swaps, options, and forward contracts principally with financial institutions and other oil and gas companies, the fair values for which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair-value determinations and proper level of classification.

The fair-value hierarchy for nonrecurring assets and liabilities measured at fair value at September 30, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

		Prices in Active	Other		Loss (Before Tax)	Loss (Before Tax)
		Markets for	Observable	Unobservable	Three Months Ended	Nine Months Ended
	At September 30	Identical Assets	Inputs	Inputs	September 30,	September 30,
	2009	(Level 1)	(Level 2)	(Level 3)	2009	2009
	(Millions of dollars)

Properties, plant and equipment, net (held and used)	$89	$—	$—	$89	$93	$358
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	92

Total Nonrecurring Assets at Fair Value	$89	$—	$—	$89	$93	$450

Impairments of “Properties, plant and equipment” In accordance with the accounting standard for the impairment or disposal of long-lived assets, long-lived assets “held and used” with a carrying amount of $182 million were written down to a fair value of $89 million, resulting in a before-tax loss of $93 million. The fair values were determined from internal cash-flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature.

Assets and Liabilities not Required to be Measured at Fair Value Accounting standards for interim disclosures about fair value of financial instruments require certain fair-value disclosures to be presented in both interim and annual reports. The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments held are primarily time deposits and money market funds. Cash equivalents had carrying/fair values of $5.7 billion and $7.1 billion at September 30, 2009 and December 31, 2008, respectively, and average maturities under 90 days. The balance at September 30, 2009, includes $214 million of investments for restricted funds related to an international upstream development project and a U.S. downstream construction project. The amounts are included in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5.8 billion and $1.2 billion had estimated fair values of $6.4 billion and $1.4 billion at September 30, 2009 and December 31, 2008, respectively.

Fair values of other financial instruments at September 30, 2009, were not material.

Note 13.	Derivative Instruments and Hedging Activities

Accounting standards for the disclosure of derivative instruments and hedging activities require a discussion of how and why the company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments affect the company’s financial position, financial performance and cash flows.

The company’s derivative instruments principally include crude-oil, natural-gas and refined-product futures, swaps, options and forward contracts. None of the company’s derivative instruments is designated as a hedging instrument, although certain of the company’s affiliates make such designation. The company’s derivatives are not material to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the company’s financial position, financial performance or cash flows. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.

Derivative instruments measured at fair value at September 30, 2009, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are presented in the following tables:

Consolidated Balance Sheet:
Fair Value of Derivatives not Designated as Hedging Instruments

		Asset Derivatives —			Liability Derivatives —
		Fair Value			Fair Value
				(Millions of Dollars)
Type of	Balance Sheet	At September 30	At December 31	Balance Sheet	At September 30	At December 31
Derivative Contract	Classification	2009	2008	Classification	2009	2008

Foreign Exchange	Accounts and notes receivable, net	$ —	$ 5	Accrued liabilities	$ —	$ 89
Commodity	Accounts and notes receivable, net	94	764	Accounts payable	115	344
Commodity	Long-term receivables, net	9	30	Deferred credits and other noncurrent obligations	16	83

		$103	$799		$131	$516

Consolidated Statement of Income:
The Effect of Derivatives not Designated as Hedging Instruments

		Gain/(Loss)		Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30		September 30
		2009	2008	2009	2008
Type of
Derivative Contract	Statement of Income Classification	(Millions of dollars)		(Millions of dollars)

Foreign Exchange	Other income	$—	$(89)	$85	$(91)
Commodity	Sales and other operating revenues	31	568	(63)	131
Commodity	Purchased crude oil and products	(18)	555	(295)	(182)
Commodity	Other income	5	1	1	(5)

		$18	$1,035	$(272)	$(147)

Note 14.	Assets Held For Sale

At September 30, 2009, the company classified $316 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream, downstream and mining businesses and are expected to be sold before the end of 2009.

Note 15.	New Accounting Standards

In June 2009, the FASB issued an accounting standard for transfers of financial assets, which will become effective for the company on January 1, 2010. The standard changes how companies account for transfers of financial assets and eliminates the concept of qualifying special-purpose entities. Adoption of the guidance is not expected to have an impact on the company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued an accounting standard for variable-interest entities (VIEs), which will become effective for the company January 1, 2010. The standard requires the enterprise to qualitatively assess if it is the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primary beneficiary of the VIE and, if so, the VIE must be consolidated. Adoption of the standard is not expected to have a material impact on the company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued its Accounting Standards Codification (ASC) system, which became effective for the company in the quarter ending September 30, 2009. This standard established the ASC as the single authoritative source of U.S. generally accepted accounting principles (GAAP) and superseded existing literature of the FASB, Emerging Issues Task Force, American Institute of CPAs and other sources. The ASC did not change GAAP but organized the literature into about 90 accounting Topics. Adoption of the ASC did not affect the company’s accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2009 Compared with Third Quarter 2008
And Nine Months 2009 Compared with Nine Months 2008

Key Financial Results

Earnings by Business Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Upstream — Exploration and Production
United States	$878	$2,187	$1,172	$5,977
International	2,762	3,995	5,256	12,581

Total Upstream	3,640	6,182	6,428	18,558

Downstream — Refining, Marketing and Transportation
United States	34	1,014	72	336
International	160	817	1,106	1,013

Total Downstream	194	1,831	1,178	1,349

Chemicals	164	70	311	154

Total Segment Earnings	3,998	8,083	7,917	20,061
All Other	(167)	(190)	(504)	(1,025)

Net Income Attributable to Chevron Corporation(1)(2)	$3,831	$7,893	$7,413	$19,036

(1) Includes foreign currency effects	$(170)	$303	$(677)	$384
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the third quarter 2009 was $3.83 billion ($1.92 per share — diluted), compared with $7.89 billion ($3.85 per share — diluted) in the corresponding 2008 period. Net income attributable to Chevron Corporation for the first nine months of 2009 was $7.41 billion ($3.71 per share — diluted), versus $19.04 billion ($9.23 per share — diluted) in the 2008 first nine months.

Upstream earnings in the third quarter 2009 were $3.64 billion, compared with $6.18 billion in the 2008 quarter. Earnings for the first nine months of 2009 were $6.43 billion, versus $18.56 billion a year earlier. The decrease between both comparative periods was due mainly to lower prices for crude oil and natural gas.

Downstream earnings were $194 million in the third quarter 2009, compared with $1.83 billion in the year-earlier period. Earnings for the first nine months of 2009 were $1.18 billion, versus $1.35 billion in the corresponding 2008 period. Earnings for the first nine months of 2009 included $540 million of gains in the first half of the year on sales of marketing businesses outside the United States.

Chemicals earned $164 million and $311 million for the third quarter and the first nine months of 2009, respectively. Comparative amounts in 2008 were $70 million and $154 million. Earnings increased on lower utility and manufacturing costs in Chevron Phillips Chemical Company LLC and higher margins on the sale of lubricant and fuel additives by Chevron’s Oronite subsidiary.

Refer to pages 27 through 30 for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2009 versus the same periods in 2008.

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

In recent years and through most of 2008, Chevron and the oil and gas industry at large experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. This increase in costs affected the company’s operating expenses and capital programs for all business segments, but particularly for upstream. These cost pressures began to soften somewhat in late 2008, and the general trend has continued into 2009. The company is actively managing its schedule of work, contracting, procurement and supply-chain activities to capture the value associated with this decline in costs. (Refer to the “Upstream” section below for a discussion of the trend in crude-oil prices.)

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

The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s growth. Refer to the “Results of Operations” section beginning on page 27 for discussions of net gains on asset sales during the first nine months of 2009. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.

The company continues to closely monitor developments in the financial and credit markets, the level of worldwide economic activity and the implications to the company of movements in prices for crude oil and natural gas. Management is taking these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to deal with potential problems presented in this environment. (Refer also to discussion of the company’s liquidity and capital resources on page 34.)

Comments related to earnings trends for the company’s major business areas are as follows:

Upstream Earnings for the upstream segment are closely aligned with industry price levels for crude oil and natural gas. Crude-oil and natural-gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Moreover, any of these factors could also inhibit the company’s production capacity in an affected region. The company monitors developments closely in the countries in which it operates and holds investments, and attempts to manage risks in operating its facilities and business. Besides the impact of the fluctuation in prices for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts and changes in tax laws and regulations.

Price levels for capital and exploratory costs and operating expenses associated with the efficient production of crude oil and natural gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also commodity prices and prices charged by the industry’s material- and service-providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Capital and exploratory expenditures and operating expenses also can be affected by damage to production facilities caused by severe weather or civil unrest. The chart below shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. During 2008, industry price levels for WTI averaged $100 per barrel. The WTI price peaked at $147 in July 2008 and fell sharply to $45 at the end of the year. The WTI price in the first nine months of 2009 averaged $57 and ended October at about $77. The decline in prices from July 2008 is largely associated with a weakening in global economic conditions and a reduction in the demand for crude oil and petroleum products. In an October 2009 report, the International Energy Agency (IEA) predicted global demand for crude oil in 2009 would decline 1.9 percent from the 2008 level of consumption. Such a contraction in demand would be the most severe since the early 1980s. In the same report, IEA projected 2010 demand will increase 1.7 percent from expected consumption for the full-year 2009.

A differential in crude-oil prices exists between high-quality (high-gravity, low sulfur) crudes and those of lower-quality (low-gravity, high sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand that is a function of number of refineries that are able to process this lower-quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential has narrowed significantly over the past year as production curtailments in the industry mainly have been of lower-quality crudes. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom North Sea. (Refer to page 33 for the company’s average U.S. and international crude-oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply and demand conditions in those markets. Prices at Henry Hub averaged about $3.50 per thousand cubic feet (MCF) in the first nine months of 2009, compared with about $10 for the first nine months of 2008 and almost $9 for the full-year 2008. At the end of October 2009, the Henry Hub spot price was about $4.12 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the level of inventory in underground storage relative to customer demand. The lower U.S. price levels in 2009 are also associated with weaker demand as a result of the economic slowdown. In an October 2009 report, the U.S. Energy Information Administration (EIA) forecasted 2009 natural-gas demand in the United States would drop 2.0 percent from 2008 consumption levels and 2010 demand is expected to be about the same as in 2009.

Certain other regions of the world in which the company operates have different supply, demand and regulatory circumstances, which until recently resulted in significantly lower average sales prices than in the United States for the company’s production of natural gas. As a result of the U.S. natural gas supply-and-demand conditions in the first nine months of 2009, the company’s U.S. and international realizations were about the same. (Refer to page 33 for the company’s average natural gas realizations for the U.S. and international regions.)

For the first nine months of 2009, the company’s worldwide net oil-equivalent production averaged 2.68 million barrels per day. During the first half of 2009, the company’s net oil production was curtailed by an average of about 40,000 barrels per day due to quotas imposed by OPEC. Curtailments by OPEC did not constrain the company’s production in the third quarter 2009. About one-fifth of the company’s net oil-equivalent production in the first nine months occurred in the OPEC-member countries of Angola, Nigeria and Venezuela and in the Partitioned Neutral Zone between Saudi Arabia and Kuwait.

The company estimates that production for the full-year 2009 will be at about the same level as in the first nine months. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, or other disruptions to operations. The outlook for future production levels also is affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude-oil and natural-gas production. A significant majority of Chevron’s upstream investment is currently being made outside the United States.

Refer to the Results of Operations on pages 27 through 28 for additional discussion of the company’s upstream business.

Downstream Earnings for the downstream segment are closely tied to margins on the refining and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil and feedstocks for chemical manufacturing. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and by changes in the price of crude oil used for refinery feedstock. Industry margins can also be influenced by refined-product inventory levels, geopolitical events, cost of materials and services, refinery maintenance programs and disruptions at refineries resulting from unplanned outages that may be due to severe weather, fires or other operational events.

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining and marketing network, and the effectiveness of the crude-oil and product-supply functions. Profitability can also be affected by the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude-oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refinery and distribution network.

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, southern Africa and the United Kingdom. Chevron operates or has significant ownership interests in refineries in each of these areas, except Latin America. As part of its downstream strategy to focus on areas of market strength, the company completed sales of marketing businesses during the first nine months of 2009 in Brazil and certain countries in Africa.

The company’s refining and marketing margins in the first nine months of 2009 were generally weak, as demand for refined products in most areas was dampened by the economic slowdown, resulting in refined-product supplies that were plentiful in most areas.

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

Operating Developments

Recent milestones for upstream projects were achieved in:

Australia

•	Final investment decision to proceed with the development of the Gorgon LNG project, in which Chevron will have an approximate 47 percent-owned and operated interest.

•	Discoveries of natural gas in the Carnarvon Basin off the northwest coast in the 67 percent-owned Block WA-205-P, the 50 percent-owned Block WA-365-P and the 50 percent-owned Block WA-374-P, all Chevron-operated.

•	Agreements signed with two companies to join Chevron’s planned Wheatstone LNG project as combined 25 percent owners and suppliers of natural gas for the project’s first two LNG trains.

Angola

•	Start-up of the 31 percent-owned and operated deepwater Tombua-Landana project in Block 14, which is expected to reach maximum total production of approximately 100,000 barrels of crude oil per day in 2011.

•	Discovery of crude oil and natural gas offshore in the 39 percent-owned and operated Block 0 concession, extending a trend of earlier discoveries in the Greater Vanza Longui Area.

Results of Operations

Business Segments The following section presents the results of operations for the company’s business segments — upstream, downstream and chemicals — as well as for “all other” — the departments and companies managed at the corporate level. (Refer to Note 4 beginning on page 9 for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

U.S. Upstream Earnings	$878	$2,187	$1,172	$5,977

U.S. upstream earnings of $878 million in the third quarter of 2009 decreased about $1.3 billion from the same period last year. Lower prices for crude oil and natural gas reduced earnings by about $1.9 billion between periods, while gains on asset sales were approximately $300 million lower. These effects were partly offset by a benefit to income of about $800 million due to an increase in net oil-equivalent production. An additional benefit to income of approximately $500 million from lower operating expenses was substantially offset by higher depreciation and other items. The benefit from lower operating expenses was largely associated with charges recorded in the third quarter 2008 due to hurricane damages.

Earnings for the first nine months of 2009 were approximately $1.2 billion, down about $4.8 billion from the corresponding period in 2008. Lower prices for crude oil and natural gas reduced earnings by about $5.3 billion between periods, while an increase in net oil- equivalent production benefited income by about $600 million. Other items of lesser significance were largely offsetting between periods.

The average realization per barrel for crude oil and natural gas liquids in the third quarter of 2009 was approximately $60, compared with $107 a year earlier. For the nine-month periods, average realizations were about $50 and $101 for 2009 and 2008, respectively. The average natural-gas realization in the third quarter 2009 was $3.28 per thousand cubic feet, compared with $8.64 in the year-ago period. The nine-month realizations were $3.56 in 2009 and $8.66 in 2008.

Net oil-equivalent production of 745,000 barrels per day in the third quarter 2009 was up 98,000 barrels per day, or 15 percent, from the corresponding period in 2008. Nine-month 2009 production was 705,000 barrels per day, up 17,000 from the nine-month period of 2008. The increase in production was primarily associated with start-up of the Blind Faith Field in late 2008 and the Tahiti Field in second quarter 2009. The net liquids component of oil-equivalent production was 509,000 barrels per day and 472,000 barrels per day for the third quarter and nine months of 2009, respectively. Those volumes were about 24 percent and 10 percent higher than the corresponding 2008 periods. Net natural gas production was about 1.4 billion cubic feet per day for both the third quarter and nine months of 2009, down about 1 percent and 10 percent from the comparative 2008 periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

International Upstream Earnings*	$2,762	$3,995	$5,256	$12,581

* Includes foreign currency effects	$ (81)	$ 316	$ (524)	$ 229

International upstream earnings of approximately $2.8 billion in the third quarter 2009 decreased about $1.2 billion from the corresponding period in 2008. Lower prices for crude oil and natural gas reduced earnings by about $2.3 billion between periods. Partially offsetting this effect was an approximate $1 billion benefit due to an increase in sales volumes of crude oil. Another benefit of $400 million associated with third-quarter 2009 asset sales and tax items related to the Gorgon project in Australia was substantially offset by an unfavorable swing in foreign-currency effects.

Earnings for the first nine months of 2009 were $5.3 billion, down $7.3 billion from the same period in 2008. Lower prices for crude oil and natural gas decreased earnings by $8.2 billion, while foreign-currency effects and higher expenses (operating, depreciation and exploration) reduced income by a total of $1.5 billion between periods. Partially offsetting these items were benefits of $2.1 billion resulting from an increase in sales volumes of crude oil and $400 million related to the Gorgon project (discussed above).

The average realization per barrel of crude oil and natural gas liquids in the third quarter 2009 was about $62, compared with $103 in the corresponding 2008 period. For the 2009 nine-month period, the average realization was about $52 per barrel, down from $100 in 2008. The average natural-gas realization in the 2009 third quarter was $3.92 per thousand cubic feet, down from $5.37 in the third quarter last year. Between the nine-month periods, the average natural-gas realization decreased to $3.95 from $5.21.

Net oil-equivalent production, including volumes from oil sands in Canada, was about 1.96 million barrels per day in the third quarter 2009, up about 161,000 barrels per day from the year-ago period. Included in the increase was about 220,000 barrels per day of production associated with two projects — Agbami in Nigeria, which commenced operations in the third quarter of last year, and the expansion at Tengiz in Kazakhstan. Partially offsetting this increase was production offline in the 2009 third quarter due to civil unrest in Nigeria.

Net oil-equivalent production, including volumes from oil sands in Canada, for the nine-months of 2009 was 1.97 million barrels per day, up 135,000 barrels per day from the 2008 period. Included in the increase was about 120,000 barrels per day from Agbami and approximately 70,000 barrels per day from Tengiz. Factors other than normal field declines that partially offset these increases included lower production in Thailand and the effect of civil unrest in Nigeria.

The net liquids component of oil-equivalent production, including volumes from oil sands in Canada, was 1.38 million barrels per day in both the third quarter and the nine-month period of 2009, an increase of 15 and 12 percent for the respective periods. Net natural-gas production of 3.48 billion cubic feet per day in the third quarter 2009 and 3.57 billion cubic feet per day in the corresponding 2009 period decreased about 4 percent and 3 percent, respectively.

Downstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

U.S. Downstream Earnings	$34	$1,014	$72	$336

U.S. downstream earned $34 million in the third quarter 2009, compared with $1.0 billion a year earlier. Substantially all of the decline was associated with weaker margins on the sale of gasoline and other refined products and the absence of gains recorded in the third quarter 2008 on commodity derivative instruments. A decline in operating expenses benefited income by about $100 million between periods.

Earnings for the first nine months of 2009 were $72 million, compared with $336 million in the same period of 2008. A decline in refined-product margins between periods was partially offset by a benefit of about $200 million from lower operating expenses.

Crude-oil inputs to the company’s refineries were 879,000 barrels per day in the third quarter 2009, down 43,000 barrels per day from a year earlier due primarily to the effects of a planned shutdown in this year’s third quarter at the refinery in Richmond, California. Inputs of 913,000 barrels per day for the nine months of 2009 increased about 4 percent from the corresponding 2008 period due mainly to less planned and unplanned refinery downtime.

Refined-product sales were 1.42 million barrels per day for both the quarterly and nine-month periods in 2009, essentially unchanged from the comparative periods in 2008. Branded gasoline sales volumes were 623,000 and 625,000 barrels per day for the third quarter and nine months in 2009, each representing an approximate 4 percent increase from the corresponding 2008 periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

International Downstream Earnings*	$160	$817	$1,106	$1,013

* Includes foreign currency effects	$(97)	$ 63	$ (187)	$ 220

International downstream earned $160 million in the third quarter 2009, compared with $817 million a year earlier. An approximate $800 million decline was associated with weaker margins on the sale of gasoline and other refined products and the absence of gains recorded in the third quarter 2008 on commodity derivative instruments. An unfavorable swing in foreign-currency effects totaled $160 million. A decline in operating expenses benefited income by about $300 million between periods.

Earnings for the first nine months of 2009 were about $1.1 billion, up less than $100 million from the corresponding 2008 period. An approximate $800 million decline between periods was associated with weaker margins on the sale of gasoline and other refined products and the absence of gains recorded in the first nine months of 2008 on commodity derivative instruments. An unfavorable swing in foreign-currency effects totaled about $400 million. More than offsetting these items were benefits of about $800 million from lower operating expenses and $540 million from gains on asset sales in Latin America and Africa. The lower operating expenses were associated mainly with transportation expenses and labor costs.

The company’s share of crude-oil inputs to refineries was 985,000 barrels per day in the 2009 third quarter, up 9,000 from the year-ago period. For the nine months of 2009, crude-oil inputs were 980,000 barrels per day, up 15,000 from the year-ago period. The increase for both comparative periods was attributable mainly to less planned and unplanned refinery downtime.

Refined-product sales volumes of 1.82 million barrels per day in the 2009 third quarter and 1.87 million barrels per day for the first nine months of 2009 were each about 9 percent lower than in the corresponding periods of 2008. The declines were due mainly to asset sales (discussed above). Excluding the impact of asset sales, refined-product sales were down 2 percent between quarters and 4 percent between the nine-month periods on reduced volumes of jet fuel and fuel oil.

Chemicals

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Earnings*	$164	$70	$311	$154

* Includes foreign currency effects	$ 1	$(5)	$ 14	$ (5)

Chemical operations earned $164 million in the third quarter of 2009, compared with $70 million in the year-ago quarter. Nine-month earnings increased from $154 million in 2008 to $311 million in 2009. For both comparative periods, earnings increased at the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) due to lower utility costs, the effect of which was partially offset by lower margins on the sale of commodity chemicals. For Chevron’s Oronite subsidiary, earnings in the third quarter and for the nine-month periods of 2009 increased from a year earlier on higher margins for the sale of lubricant and fuel additives, the effect of which more than offset the impact of lower sales volumes.

All Other

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Net Charges*	$(167)	$(190)	$(504)	$(1,025)

* Includes foreign currency effects	$ 7	$ (71)	$ 20	$ (60)

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Net charges in the third quarter 2009 were $167 million, essentially unchanged from the year-ago period. For the nine months of 2009, net charges were $504 million, compared with $1.0 billion a year earlier. Net charges were lower in the 2009 nine-month period for environmental remediation at sites that previously had been closed or sold, corporate tax items and employee compensation and benefits.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(Millions of dollars)

Sales and other operating revenues	$45,180	$76,192	$119,814	$221,813

Sales and other operating revenues for the quarterly and nine-month periods decreased $31 billion and $102 billion, respectively, due mainly to lower prices for crude oil, natural gas and refined products.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Income from equity affiliates	$1,072	$1,673	$2,418	$4,480

Income from equity affiliates decreased between the quarterly and nine-month periods due mainly to lower upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar in Venezuela caused by lower prices for crude oil. Downstream-related earnings were also lower between the comparative periods due primarily to an unfavorable swing in foreign-exchange effects at GS Caltex in South Korea.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Other income	$373	$1,002	$728	$1,509

Other income for the quarterly period in 2009 decreased mainly due to lower gains on asset sales, foreign-exchange losses associated with weakening of the U.S. dollar and lower interest income. The decline for the nine-month period was primarily the result of an unfavorable swing in foreign-exchange effects and lower interest income. These items were partially offset by increased gains on asset sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Purchased crude oil and products	$26,969	$49,238	$71,047	$147,822

Purchases decreased $22 billion and $77 billion in the quarterly and nine-month periods due mainly to lower prices for crude oil, natural gas and refined products.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,580	$6,954	$16,155	$19,643

Operating, selling, general and administrative expenses decreased approximately $1.4 billion between quarters and $3.5 billion between the nine-month periods. Lower expenses related to materials, services, equipment rentals, contract labor, fuel and shipping charters and other transportation accounted for approximately $500 million and $1.9 billion of the decline between the quarterly and nine-month periods, respectively. In addition, hurricane-related charges net of insurance recoveries declined $800 million between both comparative periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Exploration expenses	$242	$271	$1,061	$831

The decline in exploration expenses between quarters was due to lower amounts for well write-offs. Exploration expenses in the nine month period in 2009 increased due to higher amounts for well write-offs and geological and geophysical costs.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Depreciation, depletion and amortization	$2,988	$2,449	$8,954	$6,939

The increase in both comparative periods was associated mainly with production start-ups for upstream projects in the United States and Africa and higher depreciation rates for certain other oil and gas producing fields.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of dollars)

Taxes other than on income	$4,644	$5,614	$13,008	$16,756

Taxes other than on income decreased primarily due to lower import duties in the company’s U.K. downstream operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(Millions of dollars)

Income tax expense	$2,342	$6,416	$5,246	$16,681

Effective income tax rates for the 2009 and 2008 third quarters were 38 percent and 45 percent, respectively. For the year-to-date periods, the effective tax rates were 41 and 47 percent, respectively.

The decline in the effective tax rates between the quarterly and nine-month periods was generally associated with the same factors. These factors included the effect in 2009 of relatively low tax rates on asset sales and deferred-tax benefits, both related to an international upstream project. In addition, a greater proportion of before-tax income was earned in 2009 by equity affiliates than in 2008. (Equity-affiliate income is reported as a single amount on an after-tax basis on the Consolidated Statement of Income.)

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

U.S. Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	509	409	472	428
Net natural-gas production (MMCFPD)(3)	1,420	1,431	1,398	1,561
Net oil-equivalent production (MBOEPD)	745	647	705	688
Sales of natural gas (MMCFPD)	5,832	7,142	5,974	7,591
Sales of natural gas liquids (MBPD)	161	155	158	156
Revenue from net production
Crude oil and natural gas liquids ($/Bbl.)	$60.20	$107.22	$49.53	$100.73
Natural gas ($/MCF)	$3.28	$8.64	$3.56	$8.66
International Upstream
Net crude-oil and natural-gas-liquids production (MBPD)	1,350	1,167	1,352	1,201
Net natural-gas production (MMCFPD)(3)	3,475	3,618	3,570	3,669
Net oil-equivalent production (MBOEPD)(4)	1,957	1,796	1,973	1,838
Sales of natural gas (MMCFPD)	4,035	4,224	4,084	4,201
Sales of natural gas liquids (MBPD)	104	105	110	122
Revenue from liftings
Crude oil and natural gas liquids ($/Bbl.)	$61.90	$102.73	$51.50	$99.93
Natural gas ($/MCF)	$3.92	$5.37	$3.95	$5.21
U.S. and International Upstream
Total net oil-equivalent production, including volumes from oil sands (MBOEPD)(3)(4)	2,702	2,443	2,678	2,526
U.S. Downstream
Gasoline sales (MBPD)(5)	737	706	725	694
Sales of other refined products (MBPD)	679	716	695	719

Total	1,416	1,422	1,420	1,413
Refinery input (MBPD)	879	922	913	878
International Downstream
Gasoline sales (MBPD)(5)	435	500	458	505
Sales of other refined products (MBPD)	868	1,007	905	1,034
Share of affiliate sales (MBPD)	519	501	504	503

Total	1,822	2,008	1,867	2,042
Refinery input (MBPD)	985	976	980	965

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	56	69	57	77
International(6)	455	434	467	447
(4) Includes production from oil sands — net (MBPD):	27	26	26	26
(5) Includes branded and unbranded gasoline.
(6) 2008 conformed to 2009 presentation.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $7.7 billion at September 30, 2009, down $1.9 billion from year-end 2008. Cash provided by operating activities in the first nine months of 2009 was $12.4 billion, compared with $24.4 billion in the year-ago period. The net cash provided by operating activities in the 2009 period was slightly higher than the $11.9 billion of cash used for investing activities, which included $2 billion for the extension of an upstream concession. (Refer also to the discussion of the company’s capital and exploratory expenditures on page 35.)

Dividends The company paid dividends of $3.9 billion to common stockholders during the first nine months of 2009. In October 2009, the company declared a quarterly dividend of 68 cents per common share payable in December 2009.

Debt and Capital Lease and Noncontrolling Interest Obligations Chevron’s total debt and capital lease obligations were $10.5 billion at September 30, 2009, up from $8.9 billion at December 31, 2008. The company also had noncontrolling interest obligations of $576 million at September 30, 2009.

The $1.6 billion increase in total debt and capital lease obligations during the first nine months of 2009 included the net effect of a $5 billion public bond issuance, $350 million issuance of a tax-exempt Gulf Opportunity Zone bond, $3.2 billion decrease in commercial paper, and $400 million payment of principal for Texaco Capital Inc. bonds that matured in January. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.5 billion at September 30, 2009, and $7.8 billion at December 31, 2008. Of these amounts, $4.3 billion and $5.0 billion were reclassified to long-term at the end of the respective periods. At September 30, 2009, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At September 30, 2009, the company had $5.1 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2009. In addition, the company has an automatic shelf registration statement that expires in March 2010 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Stock Repurchase Program In September 2007, the company authorized the acquisition of up to $15 billion of its common shares from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time. The company did not acquire any shares during the first nine months of 2009 and does not plan to acquire any shares in the 2009 fourth quarter. From the inception of the program, the company has acquired 119 million shares at a cost of $10.1 billion.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.4 at September 30, 2009, and 1.1 at December 31, 2008. The current ratio is adversely affected by the valuation of Chevron’s inventories on a LIFO basis. At September 30, 2009, the book value of inventory was significantly lower than replacement cost. The company does not consider its inventory valuation methodology to affect liquidity.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation stockholders’ equity. This ratio was 10.4 percent at September 30, 2009, and 9.3 percent at year-end 2008.

Pension Obligations At the end of 2008, the company estimated it would contribute $800 million to employee pension plans during 2009 (composed of $550 million for the U.S. plans and $250 million for the international plans). Through September 30, 2009, a total of $860 million was contributed (including $741 million to the U.S. plans). Total contributions for the full year are currently estimated at $1 billion ($750 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $16.0 billion in the first nine months of 2009, compared with $15.8 billion in the corresponding 2008 period. The amounts included the company’s share of equity-affiliate expenditures of about $900 million and $1.6 billion in the 2009 and 2008 periods, respectively. Outlays in the 2009 period included $2 billion for the extension of an upstream concession. Expenditures for upstream projects in the first nine months of 2009 were about $12.5 billion, representing 78 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

United States
Upstream	$662	$1,296	$2,474	$3,986
Downstream	446	497	1,369	1,397
Chemicals	57	195	131	322
All Other	100	153	256	418

Total United States	1,265	2,141	4,230	6,123

International
Upstream	2,698	2,938	10,070	8,661
Downstream	610	395	1,653	949
Chemicals	23	18	57	40
All Other	—	1	1	4

Total International	3,331	3,352	11,781	9,654

Worldwide	$4,596	$5,493	$16,011	$15,777

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 50 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not currently determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems, and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18.9 billion and an increase in the assessment for purported unjust enrichment to a total of $8.4 billion. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. Chevron filed motions to annul all of the rulings made by the prior judge, but the new judge denied these motions. The court has completed most of the procedural aspects of the case and could render a judgment at any time. Chevron will continue a vigorous defense of any attempted imposition of liability.

In the event of an adverse judgment, Chevron would expect to pursue its appeals and vigorously defend against enforcement of any such judgment; therefore, the ultimate outcome — and any financial effect on Chevron — remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of September 2009, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. Under the indemnification agreement, the company’s liability is unlimited until April 2022, when the liability expires. The acquirer of the assets sold in 1997 shares in certain environmental remediation costs up to a maximum obligation of $200 million, which had not been reached as of September 30, 2009.

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

Equity Redetermination For oil and gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude-oil and natural-gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity-redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and the possible maximum net amount that could be owed to Chevron is estimated at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

Noncontrolling Interests The company has commitments of $576 million related to noncontrolling interests in subsidiary companies.

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2009. For Chevron’s major tax jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

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

New Accounting Standards

In June 2009, the FASB issued an accounting standard for transfers of financial assets, which will become effective for the company on January 1, 2010. The standard changes how companies account for transfers of financial assets and eliminates the concept of qualifying special-purpose entities. Adoption of the guidance is not expected to have an impact on the company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued an accounting standard for variable-interest entities (VIEs), which will become effective for the company January 1, 2010. The standard requires the enterprise to qualitatively assess if it is the primary beneficiary of the VIE and, if so, the VIE must be consolidated. Adoption of the standard is not expected to have a material impact on the company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued its Accounting Standards Codification (ASC) system, which became effective for the company in the quarter ending September 30, 2009. This standard established the ASC as the single authoritative source of U.S. generally accepted accounting principles (GAAP) and superseded existing literature of the FASB, Emerging Issues Task Force, American Institute of CPAs and other sources. The ASC did not change GAAP but organized the literature into about 90 accounting Topics. Adoption of the ASC did not affect the company’s accounting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended September 30, 2009, does not differ materially from that discussed under Item 7A of Chevron’s 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2009, there were no changes in the company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2009, the Hawaii Department of Health (“DOH”) alleged that Chevron is obligated to pay stipulated civil penalties exceeding $100,000 in conjunction with commitments the company undertook to install and operate certain air pollution abatement equipment at its Hawaii Refinery pursuant to Clean Air Act settlement with the United States Environmental Protection Agency and DOH. The company has disputed many of the allegations.

In October 2009, Chevron and SFO Fuel entered into a settlement with the United States Environmental Protection Agency regarding alleged violations of the Clean Water Act Spill Prevention Control and Countermeasure (“SPCC”) regulations. The alleged violations relate to spill containment structures at a SFO Fuel bulk jet fuel terminal located at San Francisco International Airport. As part of the settlement, Chevron and SFO Fuel will pay a civil penalty of $177,500.

Item 1A.	Risk Factors

Chevron is a major fully integrated petroleum company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended September 30, 2009, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program(2)

July 1-31, 2009	200	66.50	—
August 1-31, 2009	—	—	—
September 1-30, 2009	43	69.91	—

Total	243	67.11	—

(1)	Pertains to common shares repurchased during the three-month period ended September 30, 2009, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s long-term incentive plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended September 30, 2009.

(2)	In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program will occur over a period of up to three years and may be discontinued at any time. Through September 30, 2009, $10.1 billion had been expended to repurchase 118,996,749 shares since the common stock repurchase program began.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document

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
(Principal Accounting Officer and
Duly Authorized Officer)

Date: November 5, 2009

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