Form 10-K
period 2009-12-31
CHEVRON CORP
filed 2010-02-25
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐       No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $132,865,210,015 (As of June 30, 2009)

Number of Shares of Common Stock outstanding as of February 19, 2010 — 2,008,352,638

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Notice of the 2010 Annual Meeting and 2010 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, in connection with the company’s 2010 Annual Meeting of Stockholders (in Part III)

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude-oil and natural-gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude-oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude-oil and natural-gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign-currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 30 through 32 in this report. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I

Item 1.	Business

(a)	General Development of Business

Summary Description of Chevron

Chevron Corporation,* a Delaware corporation, manages its investments in subsidiaries and affiliates and provides administrative, financial, management and technology support to U.S. and international subsidiaries that engage in fully integrated petroleum operations, chemicals operations, mining operations, power generation and energy services. Exploration and production (upstream) operations consist of exploring for, developing and producing crude oil and natural gas and also marketing natural gas. Refining, marketing and transportation (downstream) operations relate to refining crude oil and converting natural gas into finished petroleum products; marketing crude oil and the many products derived from petroleum; and transporting crude oil, natural gas and petroleum products by pipeline, marine vessel, motor equipment and rail car. Chemicals operations include the manufacture and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant oil additives.

A list of the company’s major subsidiaries is presented on pages E-23 and E-24. As of December 31, 2009, Chevron had approximately 64,000 employees (including about 4,000 service station employees). Approximately 31,500 employees (including about 3,500 service station employees), or 49 percent, were employed in U.S. operations.

Overview of Petroleum Industry

Petroleum industry operations and profitability are influenced by many factors, and individual petroleum companies have little control over some of them. Governmental policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies are structured and where and how companies conduct their operations and formulate their products and, in some cases, limiting their profits directly. Prices for crude oil, natural gas, petroleum products and petrochemicals are generally determined by supply and demand for these commodities. However, some governments impose price controls on refined products such as gasoline or diesel fuel. The members of the Organization of Petroleum Exporting Countries (OPEC) are typically the world’s swing producers of crude oil, and their production levels are a major factor in determining worldwide supply. Demand for crude oil and its products and for natural gas is largely driven by the conditions of local, national and global economies, although weather patterns and taxation relative to other energy sources also play a significant part. Seasonality is not a primary driver of changes in the company’s quarterly earnings during the year.

Strong competition exists in all sectors of the petroleum and petrochemical industries in supplying the energy, fuel and chemical needs of industry and individual consumers. Chevron competes with fully integrated major global petroleum companies, as well as independent and national petroleum companies, for the acquisition of crude-oil and natural-gas leases and other properties and for the equipment and labor required to develop and operate those properties. In its downstream business, Chevron also competes with fully integrated major petroleum companies and other independent refining, marketing and transportation entities and national petroleum companies in the sale or acquisition of various goods or services in many national and international markets.

Operating Environment

Refer to pages FS-2 through FS-9 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the company’s current business environment and outlook.

* Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984 and ChevronTexaco Corporation in 2001. In 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. As used in this report, the term “Chevron” and such terms as “the company,” “the corporation,” “our,” “we” and “us” may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole, but unless stated otherwise, it does not include “affiliates” of Chevron — i.e., those companies accounted for by the equity method (generally owned 50 percent or less) or investments accounted for by the cost method. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

Chevron Strategic Direction

Chevron’s primary objective is to create stockholder value and achieve sustained financial returns from its operations that will enable it to outperform its competitors. In the upstream, the company’s strategies are to grow profitably in core areas, build new legacy positions and commercialize the company’s equity natural-gas resource base while growing a high-impact global gas business. In the downstream, the strategies are to improve returns and selectively grow, with a focus on integrated value creation. The company also continues to invest in renewable-energy technologies, with an objective of capturing profitable positions.

(b)	Description of Business and Properties

The upstream, downstream and chemicals activities of the company and its equity affiliates are widely dispersed geographically, with operations in North America, South America, Europe, Africa, the Middle East, Asia and Australia. Tabulations of segment sales and other operating revenues, earnings and income taxes for the three years ending December 31, 2009, and assets as of the end of 2009 and 2008 — for the United States and the company’s international geographic areas — are in Note 11 to the Consolidated Financial Statements beginning on page FS-40. Similar comparative data for the company’s investments in and income from equity affiliates and property, plant and equipment are in Notes 12 and 13 on pages FS-43 through FS-45.

Capital and Exploratory Expenditures

Total expenditures for 2009 were $22.2 billion, including $1.6 billion for the company’s share of equity-affiliate expenditures. In 2008 and 2007, expenditures were $22.8 billion and $20 billion, respectively, including the company’s share of affiliates’ expenditures of $2.3 billion in both periods.

Of the $22.2 billion in expenditures for 2009, about three-fourths, or $17.1 billion, was related to upstream activities. Approximately the same percentage was also expended for upstream operations in 2008 and 2007. International upstream accounted for about 80 percent of the worldwide upstream investment in 2009 and about 70 percent in 2008 and 2007, reflecting the company’s continuing focus on opportunities available outside the United States.

In 2010, the company estimates capital and exploratory expenditures will be $21.6 billion, including $1.6 billion of spending by affiliates. About 80 percent of the total, or $17.3 billion, is budgeted for exploration and production activities, with $13.2 billion of that amount for projects outside the United States.

Refer also to a discussion of the company’s capital and exploratory expenditures on page FS-12.

Upstream — Exploration and Production

The table on the following page summarizes the net production of liquids and natural gas for 2009 and 2008 by the company and its affiliates.

Net Production of Crude Oil and Natural Gas Liquids and Natural Gas1,2

			Components of Oil-Equivalent
			Crude Oil & Natural Gas
	Oil-Equivalent (Thousands		Liquids (Thousands of		Natural Gas (Millions of
	of Barrels per Day)		Barrels per Day)		Cubic Feet per Day)
	2009	2008	2009	2008	2009	2008
United States	717	671	484	421	1,399	1,501
Africa:
Nigeria	232	154	225	142	48	72
Angola	150	154	141	145	49	52
Chad	27	29	26	28	5	5
Republic of the Congo	21	13	19	11	13	12
Democratic Republic of the Congo	3	2	3	2	1	1

Total Africa	433	352	414	328	116	142

Asia:
Indonesia	243	235	199	182	268	319
Thailand	198	217	65	67	794	894
Partitioned Zone (PZ)[3]	105	106	101	103	21	20
Kazakhstan	69	66	42	41	161	153
Bangladesh	66	71	2	2	387	414
Azerbaijan	30	29	28	28	10	7
Philippines	27	26	4	5	137	128
China	19	22	17	19	16	22
Myanmar	13	15	—	—	76	89

Total Asia	770	787	458	447	1,870	2,046

Other:
United Kingdom	110	106	73	71	222	208
Australia	108	96	35	34	434	376
Denmark	55	61	35	37	119	142
Colombia	41	35	—	—	245	209
Argentina	38	44	33	37	27	45
Trinidad and Tobago	34	32	1	—	199	189
Canada	28	37	27	36	4	4
Netherlands	9	9	2	2	41	40
Norway	5	6	5	6	1	1
Brazil	2	—	2	—	—	—

Total Other	430	426	213	223	1,292	1,214

Total Consolidated Operations	2,350	2,236	1,569	1,419	4,677	4,903
Equity Affiliates[4]	328	267	277	230	312	222

Total Including Affiliates[5]	2,678	2,503	1,846	1,649	4,989	5,125

[1] 2008 conformed to 2009 geographic presentation.
[2] Excludes Athabasca oil sands production, net:	26	27	26	27	—	—
[3] Located between Saudi Arabia and Kuwait.
[4] Volumes represent Chevron’s share of production by affiliates, including Tengizchevroil (TCO) in Kazakhstan and Petroboscan, Petroindependiente and Petropiar in Venezuela.
[5] Volumes include natural gas consumed in operations of 521 million and 520 million cubic feet per day in 2009 and 2008, respectively.

Worldwide oil-equivalent production, including volumes from oil sands (refer to footnote 2 above), was 2.7 million barrels per day, up about 7 percent from 2008. The increase was mostly associated with the start-up of the Blind Faith and Tahiti fields in the U.S. Gulf of Mexico in late 2008 and the second quarter 2009, respectively, the commencement of operations in the third quarter 2008 at the Agbami Field in Nigeria, and the expansion at Tengiz in Kazakhstan. Refer to the “Results of Operations” section beginning on page FS-6 for a detailed discussion of the factors explaining the 2007-2009 changes in production for crude oil and natural gas liquids, and natural gas.

The company estimates that its average worldwide oil-equivalent production in 2010 will be approximately 2.73 million barrels per day. This estimate is subject to many uncertainties, including quotas that may be imposed by OPEC, the price effect on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on the scope of company operations, delays in project start-ups, fluctuations in demand for natural gas in various markets, and production that may have to be shut in due to weather conditions, civil unrest, changing geopolitics or other disruptions to operations. Future production levels also are affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Refer to the “Review of Ongoing Exploration and Production Activities in Key Areas,” beginning on page 9, for a discussion of the company’s major crude-oil and natural-gas development projects.

Average Sales Prices and Production Costs per Unit of Production

Refer to Table IV on page FS-69 for the company’s average sales price per barrel of crude oil, condensate and natural gas liquids and per thousand cubic feet of natural gas produced and the average production cost per oil-equivalent barrel for 2009, 2008 and 2007.

Gross and Net Productive Wells

The following table summarizes gross and net productive wells at year-end 2009 for the company and its affiliates:

Productive Oil and Gas Wells1 at December 31, 2009

	Productive[2,3]		Productive[2]
	Oil Wells		Gas Wells
	Gross	Net	Gross	Net

United States	49,761	32,720	11,567	5,671
Africa	2,292	766	17	7
Asia	10,580	9,106	2,336	1,510
Other	1,605	963	275	74

Total Consolidated Companies	64,238	43,555	14,195	7,262
Equity in Affiliates	1,133	403	7	2

Total Including Affiliates	65,371	43,958	14,202	7,264

Multiple completion wells included above:	929	596	390	313

[1]	Includes wells producing or capable of producing and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oil wells.
[2]	Gross wells include the total number of wells in which the company has an interest. Net wells include wholly owned wells and the sum of the company’s fractional interests in gross wells.
[3]	Canadian synthetic oil is not produced through wells and therefore is not presented in the table above.

Reserves

Refer to Table V beginning on page FS-69 for a tabulation of the company’s proved net crude-oil and natural-gas reserves by geographic area, at the beginning of 2007 and each year-end from 2007 through 2009, and an accompanying discussion of major changes to proved reserves by geographic area for the three-year period ending December 31, 2009. During 2009, the company provided crude-oil and natural-gas reserves estimates for 2008 to the Department of Energy, Energy Information Administration (EIA) that agree with the 2008 reserve volumes in Table V. This reporting fulfilled the requirement that such estimates be consistent with, and not differ more than 5 percent from, the information furnished to the Securities and Exchange Commission (SEC) in the company’s 2008 Annual Report on Form 10-K. During 2010, the company will file estimates of crude-oil and natural-gas reserves with the Department of Energy, EIA, consistent with the 2009 reserve data reported in Table V.

The net proved-reserve balances at the end of each of the three years 2007 through 2009 are shown in the table below:

Net Proved Reserves at December 31

	2009	2008	2007

Liquids* — Millions of barrels
Consolidated Companies	4,610	4,735	4,665
Affiliated Companies	2,363	2,615	2,422
Natural Gas — Billions of cubic feet
Consolidated Companies	22,153	19,022	19,137
Affiliated Companies	3,896	4,053	3,003
Total Oil-Equivalent — Millions of barrels
Consolidated Companies	8,303	7,905	7,855
Affiliated Companies	3,012	3,291	2,922

*	Crude oil, condensate and natural gas liquids. 2009 liquids amount for consolidated companies includes 460 million barrels of synthetic oil produced from oil sands mining operations in Canada in accordance with the adoption of the new SEC definition of oil and gas producing activity.

Acreage

At December 31, 2009, the company owned or had under lease or similar agreements undeveloped and developed crude-oil and natural-gas properties located throughout the world. The geographical distribution of the company’s acreage is shown in the following table.

Acreage1,2 at December 31, 2009
(Thousands of Acres)

					Developed and
	Undeveloped[3]		Developed[3]		Undeveloped
	Gross	Net	Gross	Net	Gross	Net

United States	4,679	3,708	6,139	3,769	10,818	7,477
Africa	9,663	5,705	2,499	917	12,162	6,622
Asia	38,370	18,491	5,313	2,742	43,683	21,233
Other	53,181	26,407	3,243	792	56,424	27,199

Total Consolidated Companies	105,893	54,311	17,194	8,220	123,087	62,531
Equity in Affiliates	640	300	259	104	899	404

Total Including Affiliates	106,533	54,611	17,453	8,324	123,986	62,935

[1]	Gross acreage includes the total number of acres in all tracts in which the company has an interest. Net acreage includes wholly owned interests and the sum of the company’s fractional interests in gross acreage.
[2]	Table does not include mining acreage associated with the synthetic oil production in Canada. At year-end 2009, undeveloped gross and net acreage totaled 235 and 31, respectively. Developed gross and net acreage totaled 35 and 7, respectively. Developed acreage is acreage associated with productive mines. Undeveloped acreage is acreage on which mines have not been established and that may contain undeveloped proved reserves.
[3]	Developed acreage is spaced or assignable to productive wells. Undeveloped acreage is acreage on which wells have not been drilled or completed to permit commercial production and that may contain undeveloped proved reserves. The gross undeveloped acres that will expire in 2010, 2011 and 2012 if production is not established by certain required dates are 13,526, 9,784 and 3,662, respectively.

Delivery Commitments

The company sells crude oil and natural gas from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from specified properties, but some natural-gas sales contracts specify delivery of fixed and determinable quantities, as discussed below.

In the United States, the company has no fixed and determinable delivery commitments to third-parties or affiliates.

Outside the United States, the company is contractually committed to deliver to third parties a total of 821 billion cubic feet of natural gas from 2010 through 2012 from Australia, Colombia, Denmark and the Philippines. The sales contracts contain variable pricing formulas that are generally referenced to the prevailing market price for crude oil, natural gas or other petroleum products at the time of delivery. The company believes it can satisfy these contracts from quantities available from production of the company’s proved developed reserves in Australia, Colombia, Denmark and the Philippines.

Development Activities

Refer to Table I on page FS-64 for details associated with the company’s development expenditures and costs of proved property acquisitions for 2009, 2008 and 2007.

The table below summarizes the company’s net interest in productive and dry development wells completed in each of the past three years and the status of the company’s development wells drilling at December 31, 2009. A “development well” is a well drilled within the proved area of a crude-oil or natural-gas reservoir to the depth of a stratigraphic horizon known to be productive.

Development Well Activity

	Wells Drilling		Net Wells Completed[1,2]
	at 12/31/09[3]		2009		2008		2007
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry

United States	47	22	582	3	846	4	875	5
Africa	6	2	40	—	33	—	43	—
Asia	38	22	580	—	665	1	597	—
Other	11	4	43	—	41	—	52	—

Total Consolidated Companies	102	50	1,245	3	1,585	5	1,567	5
Equity in Affiliates	1	—	6	—	16	—	3	—

Total Including Affiliates	103	50	1,251	3	1,601	5	1,570	5

[1]	2008 and 2007 conformed to 2009 geographic presentation.
[2]	Indicates the fractional number of wells completed during the year, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of crude oil or natural gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
[3]	Represents wells in the process of drilling, including wells for which drilling was not completed and which were temporarily suspended at the end of 2009. Gross wells include the total number of wells in which the company has an interest. Net wells include wholly owned wells and the sum of the company’s fractional interests in gross wells.

Exploration Activities

The following table summarizes the company’s net interests in productive and dry exploratory wells completed in each of the last three years and the number of exploratory wells drilling at December 31, 2009. “Exploratory wells” are wells drilled to find and produce crude oil or natural gas in unproved areas and include delineation wells, which are wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir or to extend a known reservoir beyond the proved area.

Exploratory Well Activity

	Wells Drilling		Net Wells Completed[1,2]
	at 12/31/09[3]		2009		2008		2007
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry

United States	3	1	4	5	8	2	4	8
Africa	6	2	2	1	2	1	6	2
Asia	1	—	9	1	9	2	13	9
Other	4	3	5	4	44	2	43	6

Total Consolidated Companies	14	6	20	11	63	7	66	25
Equity in Affiliates	—	—	—	—	—	—	—	—

Total Including Affiliates	14	6	20	11	63	7	66	25

[1]	2008 and 2007 conformed to 2009 geographic presentation.
[2]	Indicates the fractional number of wells completed during the year, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of crude oil or natural gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency. Some exploratory wells are not drilled with the intention of producing from the well bore. In such cases, “completion” refers to the completion of drilling. Further categorization of productive or dry is based on the determination as to whether hydrocarbons in a sufficient quantity were found to justify completion as a producing well, whether or not the well is actually going to be completed as a producer.
[3]	Represents wells that are in the process of drilling but have been neither abandoned nor completed as of the last day of the year, including wells for which drilling was not completed and which were temporarily suspended at the end of 2009. Gross wells include the total number of wells in which the company has an interest. Net wells include wholly owned wells and the sum of the company’s fractional interests in gross wells.

Refer to Table I on page FS-64 for detail of the company’s exploration expenditures and costs of unproved property acquisitions for 2009, 2008 and 2007.

Review of Ongoing Exploration and Production Activities in Key Areas

Chevron’s 2009 key upstream activities, some of which are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page FS-2, are presented below. The comments include references to “total production” and “net production,” which are defined under “Production” in Exhibit 99.1 on page E-42.

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

Upstream activities in the United States are concentrated in California, the Gulf of Mexico, Louisiana, Texas, New Mexico, the Rocky Mountains and Alaska. Average net oil-equivalent production in the United States during 2009 was 717,000 barrels per day.

In California, the company has significant production in the San Joaquin Valley. In 2009, average net oil-equivalent production was 211,000 barrels per day, composed of 191,000 barrels of crude oil, 91 million cubic feet of natural gas and 5,000 barrels of natural gas liquids. Approximately 84 percent of the crude-oil production is considered heavy oil (typically with API gravity lower than 22 degrees).

Average net oil-equivalent production during 2009 for the company’s combined interests in the Gulf of Mexico shelf and deepwater areas, and the onshore fields in the region was 243,000 barrels per day. The daily oil-equivalent production comprised 149,000 barrels of crude oil, 484 million cubic feet of natural gas and 14,000 barrels of natural gas liquids.

During 2009, Chevron was engaged in various development and exploration activities in the deepwater Gulf of Mexico. The 75 percent-owned and operated Blind Faith development, which achieved first oil in the fourth quarter 2008, reached maximum total production of 70,000 barrels per day of oil-equivalent in 2009. Blind Faith has an estimated production life of 20 years.

At the 58 percent-owned and operated Tahiti Field, first oil was achieved in the second quarter 2009. Maximum total production of 135,000 barrels per day of oil-equivalent was achieved in the third quarter 2009. A second development phase is under evaluation, including additional development drilling and a probable waterflood, with a final investment decision planned formid-2010. The waterflood includes water injection topsides equipment, subsea equipment and water injection wells. Tahiti has an estimated production life of 30 years. As of the end of 2009, proved reserves had been recognized for the first development phase of the Tahiti Field.

The company is participating in the ultra-deepwater Perdido Regional Development. The project encompasses the installation of a producing host facility to service multiple fields, including Chevron’s 33.3 percent-owned Great White, 60 percent-owned Silvertip and 57.5 percent-owned Tobago. Chevron has a 37.5 percent interest in the Perdido Regional Host. All of these fields and the production facility are partner-operated. Activities during 2009 included installation of the topsides on the spar, installation of umbilicals, hook-up and commissioning of the facility systems, and ongoing development drilling. First oil is expected in the first half of 2010, with the facility designed to handle 130,000 barrels of oil-equivalent per day. The project has an expected life of approximately 25 years. Proved reserves have been recognized for the project.

The company has a 60 percent-owned and operated interest in Big Foot. Two successful appraisal wells have been drilled, the most recent in the first quarter 2009. The company also acquired the rights to an adjacent block during 2009. The project entered front-end engineering and design (FEED) in October 2009 and a final investment decision is expected in late 2010. Total maximum production from the project is expected to be 63,000 barrels of oil-equivalent per day. At the end of 2009, proved reserves had not been recognized.

The Caesar and Tonga partnerships for properties located in a number of blocks in the Green Canyon area have formed a unit agreement for the area, with Chevron having a 20.3 percent nonoperated working interest. A final investment decision on the joint Caesar-Tonga project was made in the first quarter 2009. Development plans include four wells and a subsea tie-back to a nearby third-party production facility. Two development sidetracks were completed during the year. Proved reserves have been recognized for the project and first oil is expected in 2011.

The Jack and St. Malo fields are located within 25 miles of each other and are being considered for joint development. Chevron has a 50 percent-owned interest in Jack and a 51 percent-owned interest in St. Malo, following the anticipated acquisition of an additional 9.8 percent equity interest in St. Malo in March 2010. Both fields are company operated. The project entered FEED in May 2009 and a final investment decision is expected in late 2010. The facility is planned to have an initial design capacity of 150,000 barrels of oil-equivalent per day and start-up is expected in 2014. At the end of 2009, proved reserves had not been recognized.

Deepwater exploration activities in 2009 and early 2010 included participation in 10 exploratory wells — five wildcat, three appraisal and two delineation. Exploratory work included the following:

•	Buckskin — 55 percent-owned and operated. A successful wildcat discovery was announced in February 2009. The first appraisal well is scheduled to begin drilling in the second quarter 2010.

•	Knotty Head — 25 percent nonoperated working interest. The first appraisal well began drilling in October 2009 at this 2005 discovery.

•	Puma — 21.8 percent nonoperated working interest. An appraisal well completed drilling in early 2009. Leases were relinquished in mid-2009.

•	Tubular Bells — 30 percent nonoperated working interest. Studies to screen and evaluate future development alternatives were continuing at the end of 2009.

At the end of 2009, the company had not recognized proved reserves for any of the exploration projects discussed above.

Besides the activities connected with the development and exploration projects in the Gulf of Mexico, the company also has contracted capacity of 1 billion cubic feet per day at the third-party Sabine Pass liquefied natural gas (LNG) regasification terminal in Louisiana. The 20-year capacity reservation agreement became effective in July 2009 and enables import of natural gas for the North America market. In September 2009, Chevron began to utilize a portion of the reserved capacity under this agreement.

Chevron has also contracted 1.6 billion cubic feet per day of capacity in a third-party pipeline system connecting the Sabine Pass LNG terminal to the natural-gas pipeline grid. The new pipeline, which was placed in service in July 2009, provides access to two major salt dome storage fields and 10 major interstate pipeline systems, including an interconnect with Chevron’s Sabine Pipeline, which connects to the Henry Hub. An interconnect to Chevron’s Bridgeline Pipeline is scheduled to be completed in the third quarter 2010. The Henry Hub interconnects to nine interstate and four intrastate pipelines and is the pricing point for natural gas futures contracts traded on the New York Mercantile Exchange.

Outside California and the Gulf of Mexico, the company manages operations across the mid-continental United States and Alaska. During 2009, the company’s U.S. production outside California and the Gulf of Mexico averaged 263,000 net oil-equivalent barrels per day, composed of 94,000 barrels of crude oil, 824 million cubic feet of natural gas and 31,000 barrels of natural gas liquids.

In the Piceance Basin in northwestern Colorado, additional production came on line in September 2009 from the company’s 100 percent-owned and operated natural-gas development. Development drilling, which began in 2007, surpassed 190 wells in 2009, with 81 completed wells available to supply natural gas to the central processing facility. Construction of compression and dehydration facilities to produce 65 million cubic feet per day of natural gas was completed in the third quarter 2009. Future work is expected to be completed in multiple stages. The full development plan includes drilling more than 2,000 wells from multi-well pads over the next 30 to 40 years. Proved reserves for subsequent stages of the project had not been recognized at year-end 2009.

b)	Africa

In Africa, the company is engaged in exploration and production activities in Angola, Chad, Democratic Republic of the Congo, Nigeria and Republic of the Congo. Net oil-equivalent production in Africa averaged 433,000 barrels per day during 2009.

Angola: Chevron holds company-operated working interests in offshore Blocks 0 and 14 and nonoperated working interests in offshore Block 2 and the onshore Fina Sonangol Texaco (FST) area. Net production from these operations in 2009 averaged 150,000 barrels of oil-equivalent per day.

The company operates the 39.2 percent-owned Block 0, which averaged 105,000 barrels per day of net liquids production in 2009. The Block 0 concession extends through 2030.

Initial production from the northern portion of the Mafumeira Field in Block 0 occurred in July 2009, and total maximum crude-oil production of 42,000 barrels per day was achieved in first quarter 2010. Front-end engineering and design (FEED) started in January 2010 on Mafumeira Sul, a project to develop the southern portion of the Mafumeira Field. A final investment decision is expected in 2011. Maximum production from Mafumeira Sul is expected to be 95,000 barrels of crude oil per day. At year-end 2009, no proved reserves had been recognized for this project.

In the Greater Vanza/Longui Area of Block 0, development concept selection was under way and continued into 2010. FEED is planned for 2011. FEED activities continued on the south extension of the N’Dola Field development. At year-end 2009, no proved reserves had been recognized for these projects.

Four gas management projects in Block 0 are expected to eliminate routine flaring of natural gas by injecting excess natural gas into various reservoirs. The Takula Flare and Relief Modification Project and the Cabinda Gas Plant Project entered service in June 2009 and December 2009, respectively. These projects are expected to reduce flaring by up to 60 million cubic feet per day. Work continued on the Nemba Enhanced Secondary Recovery and Flare Reduction Project and the Malongo Flare and Relief Modification Project, which are scheduled for start-up in the fourth quarter 2010 and in 2011, respectively.

Also in Block 0, a successful two-well exploration and appraisal program was completed. The exploration well was completed in March 2009, and the appraisal well was completed in May 2009. Drilling began on another exploration well in November 2009 and was completed in the first quarter 2010. The results are under evaluation.

In the 31 percent-owned Block 14, net production in 2009 averaged 33,000 barrels of liquids per day from the Benguela Belize — Lobito Tomboco development and the Kuito, Tombua and Landana fields. Development and production rights for the various fields in Block 14 expire between 2027 and 2029.

Development of the Tombua and Landana fields continued in 2009. First production occurred in August 2009 from new production facilities that were installed in late 2008. Proved developed reserves were recognized at start of production. Development drilling is expected to continue, with maximum total daily production of 100,000 barrels of crude oil anticipated in 2011.

During 2009, studies to evaluate development alternatives for the Lucapa Field continued. The project is expected to enter FEED in the fourth quarter 2010. A successful appraisal well was completed in the fourth quarter 2009 in the Malange area. As of the end of 2009, development of the Negage Field was suspended until cooperative arrangements between Angola and Democratic Republic of the Congo could be finalized. At the end of 2009, proved reserves had not been recognized for these projects.

The 39.2 percent-owned and operated Malongo Terminal Oil Export project was completed in November 2009. The new export system more than doubled export capacity from the area, which includes Blocks 0 and 14. In the 20 percent-owned Block 2 and the 16.3 percent-owned FST areas, combined production during 2009 averaged 3,000 barrels of net liquids per day.

Equity Affiliate Operations: In addition to the exploration and producing activities in Angola, Chevron has a 36.4 percent ownership interest in the Angola LNG affiliate that began construction in early 2008 of an onshore natural gas liquefaction plant located in Soyo, Angola. The plant is designed to process more than 1 billion cubic feet of natural gas per day. Construction continued on schedule during 2009 with plant start-up scheduled for 2012. The life of the LNG plant is estimated to be in excess of 20 years. Proved reserves have been recognized for the producing operations associated with this project.

Angola — Republic of the Congo Joint Development Area: Chevron operates and holds a 31.3 percent interest in the Lianzi Development Area located between Angola and Republic of the Congo. In late 2008, the development project entered FEED, which continued through 2009. No proved reserves have been recognized for Lianzi.

Republic of the Congo: Chevron has a 31.5 percent nonoperated working interest in the Nkossa, Nsoko and Moho-Bilondo exploitation permits and a 29.3 percent nonoperated working interest in the Kitina exploitation permit, all of which are offshore. The development and production rights for Nkossa, Nsoko and Kitina expire in 2027, 2018 and 2019, respectively. Net production from the Republic of the Congo fields averaged 21,000 barrels of oil-equivalent per day in 2009.

In May 2009, a successful exploration well was drilled in the Moho-Bilondo exploitation permit area. Development alternatives were being evaluated during 2009. The Moho-Bilondo subsea development project, which started production in 2008, is expected to achieve maximum total production of 90,000 barrels of crude oil per day in the third quarter 2010. Chevron’s development and production rights for Moho-Bilondo expire in 2030.

Democratic Republic of the Congo: Chevron has a 17.7 percent nonoperated working interest in an offshore concession. Daily net production in 2009 averaged 3,000 barrels of oil-equivalent.

Chad/Cameroon: Chevron participates in a project to develop crude-oil fields in southern Chad and transport the produced volumes by pipeline to the coast of Cameroon for export. Chevron has a 25 percent nonoperated working interest in the producing operations and an approximate 21 percent interest in two affiliates that own the pipeline. Average daily net production from the Chad fields in 2009 was 27,000 barrels of oil-equivalent. In September 2009, first production was achieved at the Timbre Field in the Doba area. The Chad producing operations are conducted under a concession that expires in 2030.

Libya: After an unsuccessful exploration well was completed, the company elected to relinquish its 100 percent interest in the onshore Block 177 exploration license in the fourth quarter 2009.

Nigeria: Chevron holds a 40 percent interest in 13 concessions in the onshore and near-offshore region of the Niger Delta. The company operates under a joint-venture arrangement in this region with the Nigerian National Petroleum Corporation, which owns a 60 percent interest. The company also owns varying interests in deepwater offshore blocks. In 2009, the company’s net oil-equivalent production in Nigeria averaged 232,000 barrels per day, composed of 225,000 barrels of liquids and 48 million cubic feet of natural gas.

In deepwater Oil Mining Lease (OML) 127 and OML 128, the 68.2 percent-owned and operated Agbami Field reached maximum total liquids production of 250,000 barrels per day in August 2009, following completion of development drilling. In December 2009, a subsequent 10-well development program was initiated and is expected to offset field decline. The leases that contain the Agbami Field expire in 2023 and 2024.

Also in the deepwater area, the Aparo Field in OML 132 and OML 140 and the Bonga SW Field in offshore OML 118 share a common geologic structure and are planned to be jointly developed under a proposed unitization agreement. Work continued in 2009 on a final unitization agreement between Chevron and partners in OML 118. At the end of 2009, no proved reserves were recognized for this project.

Chevron operates and holds a 95 percent interest in the deepwater Nsiko discovery on OML 140. Development activities continued in 2009, with FEED expected to start after commercial terms are resolved. At the end of 2009, the company had not recognized proved reserves for this project.

The company also holds a 30 percent nonoperated working interest in the deepwater Usan project in OML 138. The development plans involve subsea wells producing to a floating production, storage and offloading vessel. Development drilling started in June 2009. Production start-up is scheduled for 2012, and maximum total production of 180,000 barrels of crude oil per day is expected to be achieved within one year of start-up. Total costs for the project are estimated at $8.4 billion. Usan has an estimated production life of 20 years. Proved reserves have been recognized for this project.

Chevron participated in one successful deepwater exploration well during 2009 in Oil Prospecting License (OPL) 223. The company has a 30 percent nonoperated working interest in the license. At the end of 2009, proved reserves had not been recognized for the exploration project.

In the Niger Delta, construction on the Phase 3A expansion of the Escravos Gas Plant (EGP) was completed in late 2009 and start of production is expected in March 2010. EGP Phase 3A scope includes offshore natural-gas gathering and compression infrastructure and the addition of a second natural-gas processing facility. The modifications are designed to increase processing capacity from 285 million to 680 million cubic feet of natural gas per day and increase LPG and condensate export capacity from 15,000 to 58,000 barrels per day. EGP Phase 3A is designed to process natural gas from the Meji, Delta South, Okan and Mefa fields. The anticipated life of EGP Phase 3A is 25 years. Phase 3B of the EGP project is designed to gather natural gas from eight offshore fields and to compress and transport natural gas to onshore facilities beginning in 2012. The engineering, procurement, construction, and installation contract for the pipelines was awarded and work commenced in late 2009. Proved reserves have been recognized for these projects.

The 40 percent-owned and operated Onshore Asset Gas Management project is designed to restore approximately 125 million cubic feet per day of natural-gas production from certain onshore fields that have been shut in since 2003 due to civil unrest. Natural gas from these fields is sold in the Nigerian domestic gas market. The main on-site construction contracts are expected to be awarded in the second quarter 2010.

Refer to page 25 for a discussion of the planned gas-to-liquids facility at Escravos.

Equity Affiliate Operations: Chevron holds a 19.5 percent interest in the OKLNG Free Zone Enterprise (OKLNG) affiliate, which will operate the Olokola LNG project. OKLNG plans to build a multi-train natural-gas liquefaction facility and marine terminal located northwest of Escravos. At the end of 2009, timing of the final investment decision remains uncertain. The company has not recognized proved reserves associated with this project.

Refer to “Pipelines” under “Transportation Operations” beginning on page 26 for a discussion of the West African Gas Pipeline operations.

c)  Asia

Major producing countries in Asia include Azerbaijan, Bangladesh, Indonesia, Kazakhstan, the Partitioned Zone located between Saudi Arabia and Kuwait, and Thailand. During 2009, net oil-equivalent production averaged 1,044,000 barrels per day in Asia.

Azerbaijan: Chevron holds a 10.3 percent nonoperated working interest in the Azerbaijan International Operating Company (AIOC), which produces crude oil in the Caspian Sea from the Azeri-Chirag-Gunashli (ACG) project. Chevron also has an 8.9 percent interest in the Baku-Tbilisi-Ceyhan (BTC) affiliate, which transports AIOC production by pipeline from Baku, Azerbaijan, through Georgia to Mediterranean deepwater port facilities in Ceyhan, Turkey. (Refer to “Pipelines” under “Transportation Operations” beginning on page 26 for a discussion of BTC operations.)

In 2009, the company’s daily net production from AIOC averaged 30,000 barrels of oil-equivalent. The final investment decision on the next development phase is expected in the first half 2010. AIOC operations are conducted under a 30-year production-sharing contract (PSC) that expires in 2024.

Kazakhstan: Chevron holds a 20 percent nonoperated working interest in the Karachaganak project, which is being developed in phases. During 2009, Karachaganak net oil-equivalent production averaged 69,000 barrels per day, composed of 42,000 barrels of liquids and 161 million cubic feet of natural gas. In 2009, access to the Caspian Pipeline Consortium (CPC) and Atyrau-Samara (Russia) pipelines enabled approximately 184,000 barrels per day (33,000 net barrels) of Karachaganak liquids to be sold at world-market prices. The remaining liquids were sold into Russian markets. During 2009, work continued on a fourth train that is designed to increase total export of processed liquids by 56,000 barrels per day. The fourth train is expected to start-up in 2011.

During 2009, Chevron and its partners continued to evaluate alternatives for a Phase III development of Karachaganak. Timing for the recognition of Phase III proved reserves is uncertain and depends on finalizing a project design and achieving project milestones. Karachaganak operations are conducted under a 40-year PSC that expires in 2038.

Equity Affiliate Operations: The company holds a 50 percent interest in Tengizchevroil (TCO), which is operating and developing the Tengiz and Korolev crude-oil fields, located in western Kazakhstan, under a 40-year concession that expires in 2033. Chevron’s net oil-equivalent production in 2009 from these fields averaged 274,000 barrels per day, composed of 226,000 barrels of crude oil and natural gas liquids and 289 million cubic feet of natural gas.

In 2009, TCO continued ramp-up of the Sour Gas Injection (SGI) and Second Generation Plant (SGP) facilities. The SGI facility injects approximately one-third of the sour gas separated from the crude oil back into the reservoir. The injected gas maintains higher reservoir pressure and displaces oil towards producing wells. TCO is evaluating options for another expansion project based on SGI/SGP technologies.

During 2009, the majority of TCO’s crude-oil production was exported through the Caspian Pipeline Consortium (CPC) pipeline that runs from Tengiz in Kazakhstan to tanker-loading facilities at Novorossiysk on the Russian coast of the Black Sea. The balance was shipped via other export routes, which included shipment via tanker to Baku for transport by the BTC pipeline to Ceyhan or by rail to Black Sea ports. (Refer to “Pipelines” under “Transportation Operations” beginning on page 26 for a discussion of CPC operations.)

Turkey: Chevron holds a 25 percent nonoperated working interest in the Silopi licenses in southeast Turkey, which is on trend with production in Iraq’s northern Zagros Fold Belt. An exploration well in the Lale prospect completed drilling in the first quarter 2010, and is under evaluation.

Bangladesh: Chevron holds interests in three operated PSCs covering onshore Blocks 12, 13 and 14 and offshore Block 7. The company has a 98 percent interest in Blocks 12, 13 and 14. Government approval of a 2009 farm-out in Block 7 was received in February 2010, reducing the company’s interest from 88 percent to 43 percent. The farm-out was to GS Caltex, a 50 percent-owned affiliate of the company. Net oil-equivalent production from these operations in 2009 averaged 66,000 barrels per day, composed of 387 million cubic feet of natural gas and 2,000 barrels of liquids. In 2009, a final investment decision was achieved after the government approved the development of a compression project that is expected to support additional production starting in 2012 from the Bibiyana, Jalalabad and Moulavi Bazar natural-gas fields. Proved reserves have been recognized for this project. The government also approved an amendment to the PSC for Blocks 13 and 14 that allows the company to acquire additional 3-D seismic over the Jalalabad Field. Also in 2009, the company acquired seismic data on Block 7. Evaluation and data processing is under way, and an exploration well is planned to be completed by 2011.

Cambodia: Chevron operates the 1.2 million-acre (4,709 sq-km) Block A, located offshore in the Gulf of Thailand, and expects to reduce its ownership to 30 percent pending government approval of the farm-out that is anticipated in the second quarter 2010. In 2009, commercial evaluation of the prospects continued. The company was granted an extension for the Block A exploration period to the third quarter 2010 in exchange for the obligation to drill three exploration wells. Information gained from the drilling program is expected to provide improved definition of the resource in the block. Proved reserves had not been recognized as of the end of 2009.

Myanmar: Chevron has a 28.3 percent nonoperated working interest in a PSC for the production of natural gas from the Yadana and Sein fields offshore in the Andaman Sea. The company also has a 28.3 percent interest in a pipeline company that transports the natural gas from Yadana to the Myanmar-Thailand border for delivery to power plants in Thailand. Most of the natural gas is purchased by Thailand’s PTT Public Company Limited (PTT). The company’s average net natural gas production in 2009 was 76 million cubic feet per day. During 2009, the platform for a compression project was completed. Project start-up is expected in 2011.

Thailand: Chevron has operated and nonoperated working interests in several different offshore blocks. The company’s net oil-equivalent production in 2009 averaged 198,000 barrels per day, composed of 65,000 barrels of crude oil and condensate and 794 million cubic feet of natural gas. All of the company’s natural-gas production is sold to PTT under long-term sales contracts.

Operated interests are in Pattani and other fields with ownership interests ranging from 35 percent to 80 percent in Blocks 10 through 13, B12/27, B8/32, 9A, G4/43 and G4/48. Blocks B8/32 and 9A produce crude oil and natural gas from eight operating areas, and Blocks 10 through 13 and B12/27 produce crude oil, condensate and natural gas from 16 operating areas.

Chevron has a 16 percent nonoperated working interest in Blocks 14A, 15A, 16A, G9/48 and G8/50, known collectively as the Arthit Field.

During 2009, construction at the 69.8 percent-owned and operated Platong Gas II project continued. The project is designed to add 420 million cubic feet per day of processing capacity in 2012. Proved reserves have been recognized for this project. Concessions for Blocks 10 through 13 expire in 2022.

During 2009, 14 exploration wells were drilled in the Gulf of Thailand, 13 were successful and one nonoperated well in the Arthit Field was unsuccessful. Two 3-D seismic surveys and geological studies for Block G4/50 were also completed in 2009. At the end of 2009, proved reserves had not been recognized for these activities. Three exploratory wells in Block G4/50 are planned for the second quarter 2010. For Blocks G6/50 and G7/50, one exploration well is scheduled in each block for completion by the third quarter 2010. In addition, Chevron holds exploration interests in a number of blocks that are currently inactive, pending resolution of border issues between Thailand and Cambodia.

Vietnam: The company operates off the southwest coast and has a 42.4 percent interest in a PSC that includes Blocks B and 48/95, and a 43.4 percent interest in another PSC for Block 52/97. In August 2009, Chevron reduced its ownership interest in a third operated PSC to 20 percent in Block B122 offshore eastern Vietnam. No production occurred in these areas during 2009.

In the blocks off the southwest coast, the Vietnam Gas Project is aimed at developing an area in the Malay Basin to supply natural gas to state-owned Petrovietnam. The project includes installation of wellhead and hub platforms, a floating storage and offloading vessel, field pipelines and a central processing platform. The project is expected to enter front-end engineering and design (FEED) in the first quarter 2010, and a final investment decision is expected in 2011. Maximum total production is planned to be about 500 million cubic feet of natural gas per day. At the end of 2009, proved reserves had not been recognized for this project.

In conjunction with the Vietnam Gas Project, a Petrovietnam-operated pipeline will be required to support the offshore development. Chevron will have a 28.7 percent interest in the pipeline, which is planned to transport natural gas from the offshore development to customers in southern Vietnam.

During the year, the company continued to analyze well results and seismic processing from Block B and Block 52/97. In Block 122, 2-D seismic data processing and geologic studies were completed. An exploration well is planned for 2011. Proved reserves had not been recognized as of the end of 2009. Future activity in Block 122 may be affected by an ongoing territorial dispute between Vietnam and China.

China: Chevron has one operated and three nonoperated working interests in several areas. Net oil-equivalent production from the nonoperated areas in 2009 averaged 19,000 barrels per day, composed of 17,000 barrels of crude oil and condensate and 16 million cubic feet of natural gas.

The company holds a 49 percent-owned and operated interest in the Chuandongbei area in the onshore Sichuan Basin, where the company entered into a 30-year PSC effective February 2008 to develop natural-gas resources. Project plans included two sour-gas purification plants with an aggregate design capacity of 740 million cubic feet per day. During 2009, general infrastructure for the plant site and well pads progressed. Development drilling and the construction and installation of additional processing facilities and gathering systems are expected to start in 2010. Proved reserves have been recognized for this project. The PSC for Chuandongbei expires in 2038.

In the South China Sea, the company has nonoperated working interests of 32.7 percent in Blocks 16/08 and 16/19 located in the Pearl River Delta Mouth Basin, 24.5 percent in the QHD-32-6 Field in Bohai Bay, and 16.2 percent in the unitized and producing BZ 25-1 and BZ 19-4 crude-oil fields in Bohai Bay Block 11/19. In

November 2009, a storm damaged the floating production, storage and offloading (FPSO) vessel utilized by the company’s nonoperated assets in Block 11/19. Temporary and permanent recovery options are under development and production is expected to fully resume in 2012.

The joint development of the HZ25-3 and HZ25-1 crude-oil fields in Block 16/19 continued through the end of 2009. First production was delayed from the third quarter 2009 and is expected to be fully restored in the fourth quarter 2010 following damage to the FPSO vessel caused by a typhoon that struck the area in September 2009.

In 2009, Chevron relinquished its nonoperated working interest in four exploration blocks in the Ordos Basin. Government approval is expected in mid-2010.

Indonesia: Chevron’s operated interests in Indonesia are managed by several wholly owned subsidiaries, including PT Chevron Pacific Indonesia (CPI). CPI holds operated interests of 100 percent in the Rokan and Siak PSCs and 90 percent in the MFK (Mountain Front Kuantan) PSC. Other subsidiaries operate four PSCs in the Kutei Basin, located offshore East Kalimantan, and one PSC in the East Ambalat Block, located offshore northeast Kalimantan. These interests range from 80 percent to 100 percent. Chevron also has nonoperated working interests in a joint venture in Block B in the South Natuna Sea and in the NE Madura III Block inthe East Java Sea Basin. Chevron’s interests in these PSCs range from 25 percent to 40 percent.

The company’s net oil-equivalent production in 2009 from all of its interests in Indonesia averaged 243,000 barrels per day. The daily oil-equivalent rate comprised 199,000 barrels of liquids and 268 million cubic feet of natural gas. The largest producing field is Duri, located in the Rokan PSC. Duri has been under steamflood operation since 1985 and is one of the world’s largest steamflood developments. The North Duri Development is divided into multiple expansion areas. The first expansion in Area 12 started steam injection in June 2009. Maximum total daily production from Area 12 is estimated at 34,000 barrels of crude oil in 2012. A final investment decision regarding North Duri Area 13 is expected by year-end 2010. The Rokan PSC expires in 2021.

Chevron advanced its development plans for the Gendalo and Gehem deepwater natural-gas fields located in the Kutei Basin. FEED started in December 2009, with completion dependent upon achieving project milestones and receipt of government approvals. The Bangka deepwater natural-gas project was progressed during the year under a revised, lower-cost development plan. The project is expected to enter FEED in the second quarter 2010. Under the terms of the PSCs for both projects, the company’s 80 percent-owned and operated interest is expected to be reduced to 72 percent in 2010 with the farm-in of an Indonesian company. At the end of 2009, the company had not recognized proved reserves for either of these projects.

Also in the Kutei Basin, first production at the Seturian Field occurred in September 2009, which is providing natural gas to a state-owned refinery. During 2009, evaluation of the 50 percent-owned and operated Sadewa project in the Kutei Basin was suspended.

A drilling campaign continued through 2009 in South Natuna Sea Block B to provide additional supply for long-term natural-gas sales contracts with additional development drilling planned for 2010. The North Belut development project achieved first production in November 2009. The South Belut development project was under review during the year.

A two-well exploration program was conducted in the Central Sumatra Basin in 2009. One commercial discovery was made in the Rokan Block, and a second well in the Siak Block resulted in a dry hole. Chevron’s working interests in two exploration blocks in western Papua, West Papua I and West Papua III, are expected to be reduced to 51 percent interests in 2010. Completion of geological studies for those blocks was ongoing at year-end 2009, and 2-D seismic acquisition is planned for the second half 2010.

In West Java, Chevron operates the wholly owned Salak geothermal field with a total power-generation capacity of 377 megawatts. Also in West Java, Chevron holds a 95 percent interest in a power generation company that operates the Darajat geothermal contract area with a total capacity of 259 megawatts. Chevron also operates a 95 percent-owned 300-megawatt cogeneration facility in support of CPI’s operation in North Duri, Sumatra.

Partitioned Zone (PZ): Chevron holds a 30-year agreement with the Kingdom of Saudi Arabia to operate on behalf of the Saudi government its 50 percent interest in the petroleum resources of the onshore area of the PZ between Saudi Arabia and Kuwait. Under the agreement, the company has rights to this 50 percent interest in the hydrocarbon resource and pays royalty and taxes on the associated volumes produced until 2039.

During 2009, the company’s average net oil-equivalent production was 105,000 barrels per day, composed of 101,000 barrels of crude oil and 21 million cubic feet of natural gas. In June 2009, steam injection was initiated in the second phase of a steamflood pilot project.

The pilot is an application of steam injection into a carbonate reservoir and, if successful, could significantly increase heavy oil recovery. The Central Gas Utilization Project was initiated in 2009 to assess alternatives to increase natural-gas utilization and eliminate routine flaring. A final investment decision is expected in 2011. No reserves have been recognized for these projects.

Philippines: The company holds a 45 percent nonoperated working interest in the Malampaya natural-gas field located 50 miles (80 km) offshore Palawan Island. Net oil-equivalent production in 2009 averaged 27,000 barrels per day, composed of 137 million cubic feet of natural gas and 4,000 barrels of condensate. Chevron also develops and produces geothermal resources under an agreement with the Philippine government. Chevron expects to sign a new 25-year contract with the government by the end of 2010 to operate the steam fields, which supply geothermal resources to the 637 megawatt geothermal facilities.

d)  Other

“Other” is composed of Australia, Argentina, Brazil, Colombia, Trinidad and Tobago, Venezuela, Canada, Greenland, Denmark, Faroe Islands, the Netherlands, Norway, Poland and the United Kingdom. Net oil-equivalent production from countries included in this section averaged 484,000 barrels per day during 2009. In addition, the company’s share of production from oil sands (for upgrading into synthetic oil) from the Athabasca Oil Sands Project in Canada was 26,000 barrels per day.

Australia: During 2009, the average net oil-equivalent production from Chevron’s interests in Australia was 108,000 barrels per day, composed of 35,000 barrels of liquids and 434 million cubic feet of natural gas.

Chevron has a 16.7 percent nonoperated working interest in the North West Shelf (NWS) Venture offshore Western Australia. Daily net production from the project during 2009 averaged 26,000 barrels of crude oil and condensate, 433 million cubic feet of natural gas, and 5,000 barrels of LPG. Approximately 70 percent of the natural gas was sold in the form of LNG to major utilities in Japan, South Korea and China, primarily under long-term contracts. The remaining natural gas was sold to the Western Australia domestic market.

The NWS Venture continues to progress two major capital projects that achieved final investment decision in 2008. Fabrication of platform topsides for the North Rankin 2 project commenced in June 2009. The project is designed to recover remaining low-pressure natural gas from the North Rankin and Perseus natural-gas fields to meet gas supply needs and includes necessary tie-ins to, and refurbishment of, the North Rankin A platform. Upon completion, both platforms are designed to be operated as a single integrated facility. The project is scheduled to start production in 2013. Proved reserves have been recognized for the project.

The NWS Venture is also advancing plans to extend the period of crude-oil production. The NWS Oil Redevelopment Project is designed to replace the present floating production, storage and offloading vessel and a portion of existing subsea infrastructure that services production from the Cossack, Hermes, Lambert and Wanaea offshore fields. In 2009, work commenced on conversion of the replacement vessel. The project is expected to start-up in early 2011 and extend production past 2020. The concession for the NWS Venture expires in 2034.

On Barrow and Thevenard islands off the northwest coast of Australia, Chevron operates crude-oil producing facilities that had combined net production of 4,000 barrels per day in 2009. Chevron’s interests in these operations are 57.1 percent for Barrow and 51.4 percent for Thevenard.

Also off the northwest coast of Australia, Chevron holds significant equity interests in the large natural-gas resource of the Greater Gorgon Area. The company initially held a 50 percent ownership interest across most of the area and is the operator of the Gorgon Project. Chevron and its joint-venture partners are proceeding with the combined development of Gorgon and nearby natural-gas fields as one large-scale project. Environmental approval from the Australian Commonwealth Government was issued in August 2009. In September 2009, the company announced the final investment decision and total estimated project costs for the first phase of development of $37 billion (AU$ 43 billion). The project’s scope includes a three-train, 15 million-metric-ton-per-year LNG facility; a carbon sequestration project; and a domestic natural-gas plant. Natural gas for the project is expected to be supplied from the Gorgon and Io/Jansz fields.

In 2009, long-term, binding agreements were finalized with four Asian customers for the delivery of about 4.4 million metric tons per year of LNG from the Gorgon Project. Equity sales agreements with three of the customers reduced Chevron’s interest in the project to 47.3 percent at the end of 2009. Nonbinding Heads of Agreements (HOA) for delivery of an additional 2.1 million metric tons per year of LNG were also signed with three additional Asian customers in 2009 and early 2010. Negotiations continue to finalize binding sales agreements, which would bring LNG delivery commitments to a combined total of about 90 percent of Chevron’s share of LNG from the project. During 2009, the company recognized proved reserves for the Greater Gorgon Area fields included in the project. First production of natural gas from these fields is expected in 2014. The project’s estimated economic life exceeds 40 years from the time of start-up.

Development of the company’s majority-owned and operated Wheatstone and Iago fields, located offshore Western Australia, continued with the project entering front-end engineering and design (FEED) in July 2009. Chevron operates the project and plans to supply natural gas to its 75 percent-owned and operated LNG facilities from two 100 percent-owned licenses comprising the majority of the Wheatstone Field and part of the nearby Iago Field. In October 2009, agreements were signed with two companies to join the Wheatstone Project as combined 25 percent LNG facility owners and suppliers of natural gas for the project’s first two LNG trains. In December 2009 and January 2010, nonbinding HOAs were signed with two Asian customers to take delivery of 4.9 million tons of LNG per year from the project, representing about 60 percent of the total LNG available from the foundation project. In addition, under these same HOAs the parties would acquire a combined 16.8 percent nonoperated working interest in the Wheatstone Field licenses and a 12.6 percent interest in the foundation natural-gas processing facilities at the final investment decision. At the end of 2009, the company had not recognized proved reserves for this project.

In the Browse Basin, the company continued engineering and survey work on two potential development concepts for the Brecknock, Calliance and Torosa fields. At the end of 2009, proved reserves had not been recognized.

In May 2009, the company announced the successful completion of a well at the Clio prospect to further explore and appraise the 66.7 percent-owned Block WA-205-P. In 2009 and early 2010, the company also announced natural-gas discoveries at the Kentish Knock prospect in the 50 percent-owned Block WA-365-P, the Achilles and Satyr prospects in the 50 percent-owned Block WA-374-P and the Yellowglen prospect in the 50 percent-owned WA-268-P Block. All prospects are Chevron-operated. At the end of 2009, proved reserves had not been recognized.

Argentina: Chevron holds operated interests in eight concessions in the Neuquen Basin. Working interests range from 18.8 percent to 100 percent. Net oil-equivalent production in 2009 averaged 38,000 barrels per day, composed of 33,000 barrels of crude oil and natural gas liquids and 27 million cubic feet of natural gas. The company also holds a 14 percent interest in the Oleoductos del Valle S.A. pipeline. In 2009, Chevron sold its oil and gas concession in the Austral Basin and its interest in the Confluencia Field in the Neuquen Basin.

Brazil: Chevron holds working interests in three deepwater blocks in the Campos Basin. Chevron also holds a nonoperated working interest in one block in the Santos Basin. Net oil-equivalent production in 2009 averaged 2,000 barrels per day.

The Frade Field, located in the Campos Basin, achieved first oil in June 2009. Chevron is the operator and has a 51.7 percent interest in the field. Additional development drilling is under way, with an estimated maximum total production of 72,000 oil-equivalent barrels per day. The concession that includes the Frade project expires in 2025.

In the partner-operated Campos Basin Block BC-20, two areas — 37.5 percent-owned Papa-Terra and 30 percent-owned Maromba — were retained for developmentfollowing the end of the exploration phase of this block. The Papa-Terra project progressed through FEED, and a final investment decision was made in January 2010. The project operator estimates total costs of $5.2 billion and expects first production in 2013. The facility is expected to be capable of producing up to 140,000 barrels of crude oil per day. Evaluation of design options for Maromba continued into 2010. At the end of 2009, proved reserves had not been recognized for these projects.

In the Santos Basin, evaluation of investment options continued into 2010 for the 20 percent-owned and partner-operated Atlanta and Oliva fields. At the end of 2009, proved reserves had not been recognized for these fields.

Colombia: The company operates the offshore Chuchupa and the onshore Ballena and Riohacha natural-gas fields as part of the Guajira Association contract. In exchange, Chevron receives 43 percent of the production for the remaining life of each field and a variable production volume from a fixed-fee Build-Operate-Maintain-Transfer agreement based on prior Chuchupa capital contributions. Daily net production averaged 245 million cubic feet of natural gas in 2009.

Trinidad and Tobago: Company interests include 50 percent ownership in three partner-operated blocks in the East Coast Marine Area offshore Trinidad, which includes the Dolphin and Dolphin Deep producing natural-gas fields and the Starfish discovery. Chevron also holds a 50 percent operated interest in the Manatee area of Block 6(d). Net production in 2009 averaged 199 million cubic feet of natural gas per day. Incremental production associated with a new domestic sales agreement commenced at Dolphin in the third quarter 2009.

Venezuela: The company operates in two exploratory blocks offshore Plataforma Deltana, with working interests of 60 percent in Block 2 and 100 percent in Block 3. Chevron also holds a 100 percent operated interest in the Cardon III exploratory block, located north of Lake Maracaibo in the Gulf of Venezuela. Petróleos de Venezuela, S.A. (PDVSA), Venezuela’s national crude-oil and natural-gas company, has the option to increase its ownership in each of the three company-operated blocks up to 35 percent upon declaration of commerciality. In February 2010, a Chevron-led consortium was selected to participate in a heavy-oil project composed of three blocks in the Orinoco Oil Belt of eastern Venezuela. The consortium is expected to acquire a 40 percent interest in the project, with PDVSA holding the remaining interest.

The Loran Field in Block 2 is projected to provide the initial supply of natural gas for Delta Caribe LNG (DCLNG) Train 1, Venezuela’s first LNG train. A DCLNG framework agreement was signed in 2008, which provides Chevron with a 10 percent nonoperated interest in the first train and the associated offshore pipeline. An interim operating agreement governing activities prior to a final investment decision was signed by Chevron and its Train 1 partners in March 2009. In May 2009, the company relinquished part of Block 3 and retained the portion containing the 2005 Macuira natural-gas discovery. An unsuccessful exploration well was drilled in the Cardon III block in 2009. The company plans to continue to evaluate exploration potential in the Cardon III block in 2010. At the end of 2009, proved reserves had not been recognized in these exploratory blocks.

Equity Affiliate Operations: Chevron also holds interests in two affiliates located in western Venezuela and in one affiliate in the Orinoco Belt. Chevron has a 30 percent interest in the Petropiar affiliate that operates the Hamaca heavy-oil production and upgrading project located in Venezuela’s Orinoco Belt, a 39.2 percent interest in the Petroboscan affiliate that operates the Boscan Field in the western part of the country, and a 25.2 percent interest in the Petroindependiente affiliate that operates the LL-652 Field in Lake Maracaibo. The company’s share of average net oil-equivalent production during 2009 from these operations was 54,000 barrels per day, composed of 51,000 barrels of crude oil and natural gas liquids and 23 million cubic feet of natural gas.

Canada: Company activities in Canada include nonoperated working interests of 26.9 percent in the Hibernia Field and 26.6 percent in the Hebron Field, both offshore eastern Canada, and 20 percent in the Athabasca Oil Sands Project (AOSP) and operated interests of 60 percent in the Ells River Oil Sands Project. Excluding volumes mined at AOSP, average net oil-equivalent production during 2009 was 28,000 barrels per day, composed of 27,000 barrels of crude oil and natural gas liquids and 4 million cubic feet of natural gas.

Substantially all of this production was from the Hibernia Field, where the working interest owners are also pursuing development of the Hibernia Southern Extension (HSE). Development of the HSE nonunitized area was approved by the provincial regulator in 2009, and the first producing well for the project was completed at year-end.

In February 2010, binding agreements were signed with the Government of Newfoundland and Labrador on the development of the HSE unitized area, providing Chevron with a 23.6 percent nonoperated working interest in the unitized area.

For Hebron, agreements were reached during 2008 with the Government of Newfoundland and Labrador that allow development activities to begin. At the end of 2009, proved reserves had not been recognized for this project.

At AOSP, the company’s production from oil sands (for upgrading into synthetic oil) averaged 26,000 barrels per day during 2009. The first phase of an expansion project is under way and is expected to increase total production from oil sands by 100,000 barrels per day. The expansion would increase total AOSP design capacity to more than 255,000 barrels per day in late 2010. The projected cost of this expansion is $14.3 billion.

The Ells River project consists of heavy-oil leases of more than 85,000 acres (344 sq km). The area contains significant volumes with potential for recovery by using Steam Assisted Gravity Drainage, an industry-proven technology that employs steam and horizontal drilling to extract the production from oil sands through wells rather than through mining operations. Additional field appraisal activity is not planned in the near-term. At the end of 2009, proved reserves had not been recognized.

The company also holds exploration leases in the Mackenzie Delta and Beaufort Sea region, including a 34 percent nonoperated working interest in the offshore Amauligak discovery. Three exploration wells were drilled on company leases in the Mackenzie Delta region in 2009, and assessment of development concept alternatives for Amauligak continues. The company holds additional exploration acreage in eastern Labrador and the Orphan Basin. In 2009, the company was also successful in acquiring a western Canada lease position to explore for shale gas. At the end of 2009, proved reserves had not been recognized for any of these areas.

Greenland: Processing of the 2-D seismic survey acquired over License 2007/26 in Block 4 offshore West Greenland in 2008 continued in 2009, and evaluation will commence in the first-half 2010. Chevron has a 29.2 percent nonoperated working interest in this exploration license.

Denmark: Chevron has a 15 percent working interest in the partner-operated Danish Underground Consortium (DUC), which produces crude oil and natural gas from 15 fields in the Danish North Sea. Net oil-equivalent production in 2009 from DUC averaged 55,000 barrels per day, composed of 35,000 barrels of crude oil and 119 million cubic feet of natural gas. DUC development activity in the region includes the ongoing Halfdan Phase IV project, which achieved first production in July 2009.

Faroe Islands: Chevron withdrew from License 008 in 2009, but continues to assess exploration opportunities in the area.

Netherlands: Chevron operates and holds interests ranging from 34.1 percent to 80 percent in eight blocks in the Dutch sector of the North Sea. In 2009, the company’s net oil-equivalent production from the five producing blocks was 9,000 barrels per day, composed of 2,000 barrels of crude oil and 41 million cubic feet of natural gas. In 2009 Chevron divested its 48 percent interest in the L11/b license.

Norway: The company holds a 7.6 percent interest in the partner-operated Draugen Field. The company’s net production averaged 5,000 barrels of oil-equivalent per day during 2009. In 2009, Chevron was awarded a 40 percent working interest as operator of the exploration license PL 527 in the deepwater portion of the Norwegian Sea. Data acquisition was completed on a 2-D seismic survey, and evaluation is under way.

Poland: In December 2009, Chevron was awarded three five-year exploration licenses in the Zwierzyniec, Kransnik and Frampol concessions, and in February 2010, Chevron acquired the exploration rights to the Grabowiec concession. Chevron has a 100 percent-owned and operated interest in these four concessions to explore for shale gas.

United Kingdom: The company’s average net oil-equivalent production in 2009 from 10 offshore fields was 110,000 barrels per day, composed of 73,000 barrels of crude oil and natural gas liquids and 222 million cubic feet of natural gas. Most of the production was from the 85 percent-owned and operated Captain Field, the 23.4 percent-owned and operated Alba Field and the 32.4 percent-owned and jointly operated Britannia Field.

Evaluation of development alternatives continued during 2009 for the 19.4 percent-owned and partner-operated Clair Phase 2 project west of the Shetland Islands. In the 40 percent-owned and operated Rosebank/Lochnagar area northwest of the Shetland Islands, an exploration well in Rosebank North was completed in the second quarter 2009 and an appraisal well in Rosebank/Lochnagar was completed in the third quarter 2009. Also northwest of the Shetland Islands, a three-well exploration and appraisal drilling program was completed in 2009 at the Cambo prospect. Technical studies have commenced to select a preferred development alternative. Additional exploration drilling in the region is expected to occur in the second-half 2010. As of the end of 2009, proved reserves had not been recognized for any of these prospects.

In February 2010, the company sold its 10 percent nonoperated interest in the Laggan/Tormore discovery.

Sales of Natural Gas and Natural Gas Liquids

The company sells natural gas and natural gas liquids from its producing operations under a variety of contractual arrangements. In addition, the company also makes third-party purchases and sales of natural gas and natural gas liquids in connection with its trading activities.

During 2009, U.S. and international sales of natural gas were 5.9 billion and 4.1 billion cubic feet per day, respectively, which includes the company’s share of equity affiliates’ sales. Outside the United States, substantially all of the natural-gas sales from the company’s producing interests are from operations in Australia, Bangladesh, Kazakhstan, Indonesia, Latin America, the Philippines, Thailand and the United Kingdom.

U.S. and international sales of natural gas liquids were 161 thousand and 111 thousand barrels per day, respectively, in 2009. Substantially all of the international sales of natural gas liquids are from company operations in Africa, Australia and Indonesia.

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

Downstream — Refining, Marketing and Transportation

Refining Operations

At the end of 2009, the company had a refining network capable of processing more than 2 million barrels of crude oil per day. Operable capacity at December 31, 2009, and daily refinery inputs for 2007 through 2009 for the company and affiliate refineries were as follows:

Petroleum Refineries: Locations, Capacities and Inputs
(Crude-unit capacities and crude-oil inputs in thousands of barrels per day; includes equity share in affiliates)

		December 31, 2009
			Operable	Refinery Inputs
Locations		Number	Capacity	2009	2008	2007

Pascagoula	Mississippi	1	330	345	299	285
El Segundo	California	1	269	247	263	222
Richmond	California	1	243	218	237	192
Kapolei	Hawaii	1	54	49	46	51
Salt Lake City	Utah	1	45	40	38	42
Perth Amboy[1]	New Jersey	1	80	—	8	20

Total Consolidated Companies — United States		6	1,021	899	891	812

Pembroke	United Kingdom	1	210	205	203	212
Cape Town[2]	South Africa	1	110	72	75	72
Burnaby, B.C.	Canada	1	55	49	36	49

Total Consolidated Companies — International		3	375	326	314	333
Affiliates[3]	Various Locations	8	762	653	653	688

Total Including Affiliates — International		11	1,137	979	967	1,021

Total Including Affiliates — Worldwide		17	2,158	1,878	1,858	1,833

[1]	Perth Amboy has been idled since early 2008 and is operated as a terminal.
[2]	Chevron holds 100 percent of the common stock issued by Chevron South Africa (Pty) Limited, which owns the Cape Town Refinery. A consortium of South African partners owns preferred shares ultimately convertible to a 25 percent equity interest in Chevron South Africa (Pty) Limited. None of the preferred shares had been converted as of February 2010.
[3]	Includes 3,000, 6,000 and 35,000 barrels per day of refinery inputs in 2009, 2008 and 2007, respectively, for interests in refineries that were sold during those periods.

Average crude oil distillation capacity utilization during 2009 was 91 percent, compared with 87 percent in 2008, largely a result of improved utilization at the refineries in Mississippi, Canada and Thailand. At the U.S. fuel refineries, crude oil distillation capacity utilization averaged 96 percent in 2009, compared with 95 percent in 2008, and cracking and coking capacity utilization averaged 85 percent and 86 percent in 2009 and 2008, respectively. Cracking and coking units are the primary facilities used in fuel refineries to convert heavier feedstocks into gasoline and other light products.

The company’s refineries in the United States, the United Kingdom, Canada, South Africa and Australia produce low-sulfur fuels. During 2009, GS Caltex, the company’s 50 percent-owned affiliate, continued construction on a new heavy-oil hydrocracker designed to increase high-value product yield and lower feedstock costs at the Yeosu, South Korea complex. Project completion is expected in 2010. Modifications were completed in 2009 that enable the company’s 50 percent-owned Singapore Refining Company’s refinery to meet regional specifications for clean diesel fuels.

At the Pascagoula Refinery, construction progressed on a continuous catalytic reformer that is expected to improve refinery reliability. Planning continued for a premium base-oil facility at the company’s Pascagoula Refinery. The facility is being designed to produce approximately 25,000 barrels per day of premium base oil for use in manufacturing high-performance lubricants, such as motor oils for consumer and commercial applications. At the refinery in El Segundo, California, design, engineering and construction work advanced during 2009 on projects that will reduce feedstock costs and improve yields.

At the beginning of 2009, Chevron held a 5 percent interest in Reliance Petroleum Limited, a company formed by Reliance Industries Limited to construct a new refinery in Jamnagar, India. During the year, the company sold its 5 percent interest to Reliance Industries Limited.

Chevron processes imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for about 85 percent and 88 percent of Chevron’s U.S. refinery inputs in 2009 and 2008, respectively.

Gas-to-Liquids

In Nigeria, Chevron and the Nigerian National Petroleum Corporation are developing a 33,000 barrel-per-day gas-to-liquids facility at Escravos designed to process 325 million cubic feet per day of natural gas supplied from the Phase 3A expansion of the Escravos Gas Plant (EGP). At the end of 2009, construction was under way with two gas-to-liquids reactors and the process modules delivered to the site. Chevron has a 75 percent interest in the plant, which is expected to be operational by 2012. The estimated cost of the plant is $5.9 billion. Refer also to page 14 for a discussion on the EGP Phase 3A expansion.

Marketing Operations

The company markets petroleum products under the principal brands of “Chevron,” “Texaco” and “Caltex” throughout much of the world. The table below identifies the company’s and affiliates’ refined products sales volumes, excluding intercompany sales, for the three years ended December 31, 2009.

Refined Products Sales Volumes
(Thousands of Barrels per Day)

	2009	2008	2007

United States
Gasolines	720	692	728
Jet Fuel	254	274	271
Gas Oils and Kerosene	226	229	221
Residual Fuel Oil	110	127	138
Other Petroleum Products[1]	93	91	99

Total United States	1,403	1,413	1,457

International[2]
Gasolines	555	589	581
Jet Fuel	264	278	274
Gas Oils and Kerosene	647	710	730
Residual Fuel Oil	209	257	271
Other Petroleum Products[1]	176	182	171

Total International	1,851	2,016	2,027

Total Worldwide[2]	3,254	3,429	3,484

[1]	Principally naphtha, lubricants, asphalt and coke.
[2]	Includes share of equity affiliates’ sales:	516	512	492

In the United States, the company markets under the Chevron and Texaco brands. At year-end 2009, the company supplied directly or through retailers and marketers approximately 9,600 Chevron- and Texaco-branded motor vehicle service stations, primarily in the mid-Atlantic, southern and western states. Approximately 500 of these outlets are company-owned or -leased stations. The company plans to discontinue, by mid-2010, sales of Chevron- and Texaco-branded motor fuels in the mid-Atlantic and other eastern states, where the company sold to retail customers through approximately 1,100 stations and to commercial and industrial customers through supply arrangements. Sales in these markets represent approximately 8 percent of the company’s total U.S. retail fuels sales volumes. Additionally, in January 2010, the company sold the rights to the Gulf trademark in the United States and its territories that it had previously licensed for use in the U.S. Northeast and Puerto Rico.

Outside the United States, Chevron supplied directly or through retailers and marketers approximately 12,400 branded service stations, including affiliates. In British Columbia, Canada, the company markets under the Chevron brand. The company markets in the United Kingdom, Ireland, Latin America and the Caribbean using the Texaco brand. In the Asia-Pacific region, southern Africa, Egypt and Pakistan, the company uses the Caltex brand.

The company also operates through affiliates under various brand names. In South Korea, the company operates through its 50 percent-owned affiliate, GS Caltex, and in Australia through its 50 percent-owned affiliate, Caltex Australia Limited.

In 2009, the company completed the sale of businesses in Brazil, Haiti, Nigeria, Benin, Cameroon, Republic of the Congo, Côte d’Ivoire, Togo, Kenya, Uganda, India, Italy, Peru and Chile. The company retained its lubricants business in Brazil. In addition, the company sold its interest in about 465 individual service-station sites in various other countries, including the United States. The majority of these sites continue to market company-branded gasoline through new supply agreements.

The company also manages other marketing businesses globally. Chevron markets aviation fuel at more than 875 airports. The company also markets an extensive line of lubricant and coolant products under brand names that include Havoline, Delo, Ursa, Meropa and Taro.

Transportation Operations

Pipelines: Chevron owns and operates an extensive network of crude-oil, refined-product, chemicals, natural-gas-liquids (NGL) and natural-gas pipelines and other infrastructure assets in the United States. The company also has direct or indirect interests in other U.S. and international pipelines. The company’s ownership interests in pipelines are summarized in the following table.

Pipeline Mileage at December 31, 2009

Net Mileage[1,2]
United States:
Crude Oil	2,803
Natural Gas	2,255
Petroleum Products[3]	5,768

Total United States	10,826
International:
Crude Oil	700
Natural Gas	613
Petroleum Products[3]	438

Total International	1,751

Worldwide	12,577

[1]	Partially owned pipelines are included at the company’s equity percentage of total pipeline mileage.
[2]	Excludes gathering lines related to the U.S. and international crude-oil and natural-gas production function.
[3]	Includes the company’s share of chemical pipelines managed by the 50 percent-owned Chevron Phillips Chemical Company LLC.

During 2009, work progressed on a project that is designed to expand capacity by about 2 billion cubic feet at the Keystone natural-gas storage facility near Midland, Texas, which would bring the total capacity of the facility to nearly 7 billion cubic feet. The project completion is anticipated in the second quarter 2010.

Work commenced in late 2009 to bring the Cal-Ky Pipeline, which was decommissioned in 2002, back into crude-oil service as a supply line for the Pascagoula Refinery. This crude-oil pipeline is also expected to provide additional outlets for the company’s equity production. The pipeline is expected to return to service in 2011. The company is also leading the evaluation and negotiations associated with a 136 mile, 24-inch pipeline from the proposed Jack and St. Malo production facility to Green Canyon 19 in the U.S. Gulf of Mexico. In December 2009, the company sold its interest in the western portion of the Texaco Expanded NGL Distribution System and its 64 percent ownership interest in Southcap Pipeline Company, which included Chevron’s 13.4 percent ownership interest in the Capline Pipeline.

Chevron has a 15 percent interest in the Caspian Pipeline Consortium (CPC) affiliate. CPC operates a crude-oil export pipeline from the Tengiz Field in Kazakhstan to the Russian Black Sea port of Novorossiysk. During 2009, CPC transported an average of approximately 743,000 barrels of crude oil per day, including 597,000 barrels per day from Kazakhstan and 146,000 barrels per day from Russia. In December 2009, partners approved the Expansion Project Implementation Plan, which is expected to increase the pipeline capacity to 1.4 million barrels per day. A final investment decision is expected in late 2010.

The company has an 8.9 percent interest in the Baku-Tbilisi-Ceyhan (BTC) affiliate that owns and operates a pipeline that primarily transports crude oil produced by Azerbaijan International Operating Company (AIOC) (owned 10.3 percent by Chevron) from Baku, Azerbaijan, through Georgia to deepwater port facilities in Ceyhan, Turkey. The BTC pipeline has a crude-oil capacity of 1.2 million barrels per day and transports the majority of the AIOC production. Another production export route for crude oil is the Western Route Export Pipeline, wholly owned by AIOC, with capacity to transport 145,000 barrels per day from Baku, Azerbaijan, to the marine terminal at Supsa, Georgia.

Chevron is the largest shareholder, with a 37 percent interest, in the West African Gas Pipeline Company Limited affiliate, which constructed, owns and operates the 421-mile (678-km) West African Gas Pipeline. The pipeline is designed to supply Nigerian natural gas to customers in Benin, Ghana and Togo for industrial applications and power generation. Compression facilities are expected to be installed in the second quarter 2010 that are designed to increase capacity to 170 million cubic feet per day.

Tankers: All tankers in Chevron’s controlled seagoing fleet were utilized during 2009. At any given time during 2009, the company had 42 deep-sea vessels chartered on a voyage basis, or for a period of less than one year. Additionally, the following table summarizes the capacity of the company’s controlled fleet.

Controlled Tankers at December 31, 20091

	U.S. Flag		Foreign Flag
		Cargo Capacity		Cargo Capacity
	Number	(Millions of Barrels)	Number	(Millions of Barrels)

Owned	3	0.8	1	1.1
Bareboat-Chartered	2	0.7	18	27.1
Time-Chartered[2]	—	—	17	12.4

Total	5	1.5	36	40.6

[1]	Consolidated companies only. Excludes tankers chartered on a voyage basis, those with dead-weight tonnage less than 25,000 and those used exclusively for storage.

[2]	Tankers chartered for more than one year.

Federal law requires that cargo transported between U.S. ports be carried in ships built and registered in the United States, owned and operated by U.S. entities, and manned by U.S. crews. The company’s U.S.-flagged fleet is engaged primarily in transporting refined products between the Gulf Coast and the East Coast and from California refineries to terminals on the West Coast and in Alaska and Hawaii. As part of its fleet modernization program, the company has two U.S.-flagged tankers scheduled for delivery in 2010 and plans to retire three U.S.-flagged product tankers between 2010 and 2011. The new tankers are expected to bring improved efficiencies to Chevron’s U.S.-flagged fleet.

The foreign-flagged vessels are engaged primarily in transporting crude oil from the Middle East, Asia, the Black Sea, Mexico and West Africa to ports in the United States, Europe, Australia and Asia. The company’s foreign-flagged vessels also transport refined products to and from various locations worldwide.

In addition to the vessels described above, the company owns a one-sixth interest in each of seven liquefied-natural-gas (LNG) tankers transporting cargoes for the North West Shelf (NWS) Venture in Australia. The NWS project also has two LNG tankers under long-term time charter.

The Federal Oil Pollution Act of 1990 requires the phase-out by year-end 2010 of all single-hull tankers trading to U.S. ports or transferring cargo in waters within the U.S. Exclusive Economic Zone. As of the end of 2009, the company’s owned and chartered fleet was completely double-hulled. The company is a member of many oil-spill-response cooperatives in areas in which it operates around the world.

Chemicals

Chevron Phillips Chemical Company LLC (CPChem) is equally owned with ConocoPhillips Corporation. At the end of 2009, CPChem owned or had joint-venture interests in 34 manufacturing facilities and five research and technical centers in Belgium, Brazil, China, Colombia, Qatar, Saudi Arabia, Singapore, South Korea and the United States.

During 2009, CPChem completed construction of the 22 million-pounds-per-year Ryton® polyphenylene-sulfide (PPS) manufacturing facility at Borger, Texas. Ryton® PPS is an engineering thermoplastic used in a variety of applications, including automotives and electronics.

Outside the United States, CPChem’s 35 percent-owned Saudi Polymers Company continued construction during 2009 on a petrochemical project in Al Jubail, Saudi Arabia. The joint-venture project includes an olefins unit and downstream polyethylene, polypropylene, 1-hexene and polystyrene units. Project completion is expected in 2011.

CPChem continued construction during 2009 on the 49 percent-owned Q-Chem II project, located in both Mesaieed and Ras Laffan, Qatar. The project includes a 350,000-metric-ton-per-year high-density polyethylene plant and a 345,000-metric-ton-per-year normal alpha olefins plant, each utilizing CPChem proprietary technology. These plants are located adjacent to the existing Q-Chem I complex. The Q-Chem II project also includes a separate joint venture to develop a 1.3 million-metric-ton-per-year ethylene cracker in Ras Laffan, in which Q-Chem II owns 54 percent of the capacity rights. Start-up for the ethylene cracker is expected in March 2010, and start-up for the polyethylene and alpha olefins plants is anticipated in the third quarter 2010.

Chevron’s Oronite brand lubricant and fuel additives business is a leading developer, manufacturer and marketer of performance additives for lubricating oils and fuels. The company owns and operates facilities in Brazil, France, Japan, the Netherlands, Singapore and the United States and has equity interests in facilities in India and Mexico. Oronite lubricant additives are blended into refined base oil to produce finished lubricant packages used in most engine applications, such as passenger car, heavy-duty diesel, marine, locomotive and motorcycle engines, and additives for fuels to improve engine performance and extend engine life. During 2009, production began at the detergent expansion facility in Palau Sakra, Singapore. This additional capacity enhances the company’s ability to produce detergent components for applications in marine and automotive engines.

Other Businesses

Mining

Chevron’s U.S.-based mining company produces and markets coal and molybdenum. Sales occur in both U.S. and international markets.

The company owns and is the operator of a surface coal mine in Kemmerer, Wyoming, an underground coal mine, North River, in Alabama, and a surface coal mine in McKinley, New Mexico. The company continues to actively market for sale its coal reserves at the North River Mine and elsewhere in Alabama. The decision was made in late 2009 to suspend production at the McKinley Mine, and conduct reclamation activities in 2010. The company also owns a 50 percent interest in Youngs Creek Mining Company LLC, which was formed to develop a coal mine in northern Wyoming. Coal sales from wholly owned mines in 2009 were 10 million tons, down about 1 million tons from 2008.

At year-end 2009, Chevron controlled approximately 193 million tons of proven and probable coal reserves in the United States, including reserves of low-sulfur coal. The company is contractually committed to deliver between 7 million and 9 million tons of coal per year through the end of 2012 and believes it will satisfy these contracts from existing coal reserves.

In addition to the coal operations, Chevron owns and operates the Questa molybdenum mine in New Mexico. At year-end 2009, Chevron controlled approximately 53 million pounds of proven molybdenum reserves at Questa. Underground development and production plans at Questa were scaled back in 2009 in response to weakening prices for molybdenum.

Power Generation

Chevron’s power generation business has interests in 13 power assets with a total operating capacity of more than 3,100 megawatts, primarily through joint ventures in the United States and Asia. Twelve of these are efficient combined-cycle and gas-fired cogeneration facilities that utilize waste heat recovery to produce electricity and support industrial thermal hosts. The thirteenth facility is a wind farm, located in Casper, Wyoming, that began operating in late 2009. The 100 percent-owned and operated Casper Wind Farm is a small-scale wind power facility designed to optimize the efficient use of a decommissioned refinery site for delivery of clean, renewable energy to the local utility provider.

The company has major geothermal operations in Indonesia and the Philippines and is investigating several advanced solar technologies for use in oil-field operations as part of its renewable-energy strategy. For additional information on the company’s geothermal operations and renewable energy projects, refer to page 18 and “Research and Technology” below.

Chevron Energy Solutions

Chevron Energy Solutions (CES) is a wholly owned subsidiary that designs and implements sustainable solutions for public institutions and businesses to increase energy efficiency and reliability, reduce energy costs, and utilize renewable and alternative-power technologies. Since 2000, CES has developed hundreds of projects that help governments, educational institutions and other customers reduce their energy costs and environmental impact. Major projects completed by CES in 2009 included solar and energy-efficiency installations for the Los Angeles County Metropolitan Transportation Authority and the San Jose Unified School District, which were the largest projects of their kind for a U.S. transit authority and school district.

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

Chevron Technology Ventures (CTV) manages investments and projects in emerging energy technologies and their integration into Chevron’s core businesses. As of the end of 2009, CTV continued to explore technologies such as next-generation biofuels and advanced solar.

Chevron’s research and development expenses were $603 million, $702 million and $510 million for the years 2009, 2008 and 2007, respectively.

Some of the investments the company makes in the areas described above are in new or unproven technologies and business processes, and ultimate technical or commercial successes are not certain. The company’s overall investment in this area is not significant to the company’s consolidated financial position.

Environmental Protection

Virtually all aspects of the company’s businesses are subject to various U.S. federal, state and local environmental, health and safety laws and regulations and to similar laws and regulations in other countries. These regulatory requirements continue to change and increase in both number and complexity and to govern not only the manner in which the company conducts its operations, but also the products it sells. Most of the costs of complying with the many laws and regulations pertaining to its operations are, or are expected to become, embedded in the normal costs of conducting business.

In 2009, the company’s U.S. capitalized environmental expenditures were approximately $887 million, representing approximately 15 percent of the company’s total consolidated U.S. capital and exploratory expenditures. These environmental expenditures include capital outlays to retrofit existing facilities as well as those associated with new facilities. The expenditures relate mostly to air- and water-quality projects and activities at the company’s refineries, oil and gas producing facilities, and marketing facilities. For 2010, the company estimates U.S. capital expenditures for environmental control facilities will be approximately $831 million. The future annual capital costs are uncertain and will be governed by several factors, including future changes to regulatory requirements.

Chevron expects an increase in environment-related regulations, including those that are intended to address concerns about greenhouse gas emissions and global climate change, in the countries where it has operations. For instance, under California’s Global Warming Solutions Act enacted in 2006, the California Air Resources Board (CARB), charged with implementing the law, has adopted a new low-carbon fuel standard intended to reduce the carbon intensity of transportation fuels, which is expected to apply beginning in 2011. Additionally, CARB is expected to propose regulations to implement the “cap and trade” emissions regulation provisions of the law, for adoption in the second half 2010. The effect of any such regulation on the company’s business is uncertain.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages FS-16 through FS-17 for additional information on environmental matters and their impact on Chevron and on the company’s 2009 environmental expenditures, remediation provisions and year-end environmental reserves. Refer also to Item 1A. Risk Factors on pages 30 through 32 for a discussion of greenhouse gas regulation and climate change.

Web Site Access to SEC Reports

The company’s Internet Web site is at www.chevron.com. Information contained on the company’s Internet Web site is not part of this Annual Report on Form 10-K. The company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the company’s Web site soon after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). The reports are also available at the SEC’s Web site at www.sec.gov.

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

The company is in an extractive business; therefore, if Chevron is not successful in replacing the crude oil and natural gas it produces with good prospects for future production or through acquisitions, the company’s business will decline. Creating and maintaining an inventory of projects depends on many factors, including obtaining and renewing rights to explore, develop and produce hydrocarbons; drilling success; ability to bring long-lead-time, capital-intensive projects to completion on budget and schedule; and efficient and profitable operation of mature properties.

The company’s operations could be disrupted by natural or human factors.

Chevron operates in both urban areas and remote and sometimes inhospitable regions. The company’s operations and facilities are therefore subject to disruption from either natural or human causes, including hurricanes, floods and other forms of severe weather, war, civil unrest and other political events, fires, earthquakes, explosions and system failures, any of which could result in suspension of operations or harm to people or the natural environment.

Chevron’s business subjects the company to liability risks from litigation or government action.

The company produces, transports, refines and markets materials with potential toxicity, and it purchases, handles and disposes of other potentially toxic materials in the course of the company’s business. Chevron operations also produce byproducts, which may be considered pollutants. Often these operations are conducted through joint ventures over which the company may have limited influence and control. Any of these activities could result in liability arising from private litigation or government action, either as a result of an accidental, unlawful discharge or as a result of new conclusions on the effects of the company’s operations on human health or the environment. In addition, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage or to other mitigating factors.

Political instability could harm Chevron’s business.

The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates. As has occurred in the past, actions could be taken by governments to increase public ownership of the company’s partially or wholly owned businesses or to impose additional taxes or royalties.

In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a government and the company or other governments may affect the company’s operations. Those developments have, at times, significantly affected the company’s related operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries. At December 31, 2009, 26 percent of the company’s net proved reserves were located in Kazakhstan. The company also has significant interests in Organization of Petroleum Exporting Countries (OPEC)-member countries including Angola, Nigeria and Venezuela and in the Partitioned Zone between Saudi Arabia and Kuwait. Twenty-two percent of the company’s net proved reserves, including affiliates, were located in OPEC countries at December 31, 2009.

Regulation of greenhouse gas emissions could increase Chevron’s operational costs and reduce demand for Chevron’s products.

Continued political attention to issues concerning climate change, the role of human activity in it and potential mitigation through regulation could have a material impact on the company’s operations and financial results.

International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various stages of discussion or implementation. For instance, the Kyoto Protocol, Australia’s proposed legislation and California’s Global Warming Solutions Act, along with other actual or pending federal, state and provincial regulations, envision a reduction of greenhouse gas emissions through market-based regulatory programs, technology-based or performance-based standards or a combination of them. The company is subject to existing greenhouse gas emissions limits in jurisdictions where such regulation is currently effective, including the European Union and New Zealand.

In December 2009, the U.S. Environmental Protection Agency (EPA) issued a final endangerment finding for greenhouse gases, which specifically found that emissions of six greenhouse gases threaten the public health and welfare and that greenhouse gases from new motor vehicles and engines also contribute to such pollution. These findings do not themselves impose regulatory requirements. However, the agency is currently in the process of promulgating greenhouse gas emission standards for light-duty vehicles and regulations that would require certain stationary source facilities that exceed an as-yet undetermined threshold to obtain permits in advance, which permits could require implementation of so-called “best available control technologies.” In June 2009, the U.S. House of Representatives approved the American Clean Energy and Security Act. This is known as the Waxman-Markey bill, which includes provisions for a cap-and-trade program, aimed at controlling and reducing emissions of greenhouse gases in the United States. At this time it is not possible to predict whether or when the U.S. Senate may act on climate change legislation, how any bill approved by the Senate will be reconciled with the Waxman-Markey legislation or whether any federal legislation will supersede the EPA’s regulatory actions.

These and other greenhouse gas emissions-related laws, policies and regulations, may result in substantial capital, compliance, operating and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary by jurisdiction depending on the laws enacted in each jurisdiction, the company’s activities in it and market conditions. The company’s exploration and production of crude oil, natural gas and various minerals such as coal; the upgrading of production from oil sands into synthetic oil; power generation; the conversion of crude oil and natural gas into refined products; the processing, liquefaction and regasification of natural gas; the transportation of crude oil, natural gas and related products and consumers’ or customers’ use of the company’s products result in greenhouse gas emissions that could well be regulated. Some of these activities, such as consumers’ and customers’ use of the company’s products, as well as actions taken by the company’s competitors in response to such laws and regulations, are beyond the company’s control.

The effect of regulation on the company’s financial performance will depend on a number of factors, including, among others, the sectors covered, the greenhouse gas emissions reductions required by law, the extent to which Chevron would be entitled to receive emission allowance allocations or need to purchase compliance instruments on the open market or through auctions, the price and availability of emission allowances and credits, and the impact of legislation or other regulation on the company’s ability to recover the costs incurred through the pricing of the company’s products. Material price increases or incentives to conserve or use alternative energy sources could reduce demand for products the company currently sells and adversely affect the company’s sales volumes, revenues and margins.

Changes in management’s estimates and assumptions may have a material impact on the company’s consolidated financial statements and financial or operations performance in any given period.

In preparing the company’s periodic reports under the Securities Exchange Act of 1934, including its financial statements, Chevron’s management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include measurement of benefit obligations for pension and other postretirement benefit plans; estimates of crude oil and natural gas recoverable reserves; accruals for estimated liabilities, including litigation reserves; and impairments to property, plant and equipment. Changes in estimates or assumptions or the information underlying the assumptions, such as changes in the company’s business plans, general market conditions or changes in commodity prices, could affect reported amounts of assets, liabilities or expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location and character of the company’s crude oil, natural gas and mining properties and its refining, marketing, transportation and chemicals facilities are described on page 3 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (“Disclosure by Registrants Engaged in Oil and Gas Producing Activities”) is also contained in Item 1 and in Tables I through VII on pages FS-64 through FS-77. Note 13, “Properties, Plant and Equipment,” to the company’s financial statements is on page FS-45.

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

Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

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

Government Proceedings
In November 2008, the California Air Resources Board (CARB) proposed a civil penalty against the company’s Sacramento, California, terminal for alleged violations between August and December 2007 of CARB’s regulations governing the minimum concentration of additives in gasoline. Due to a computer programming error, the Sacramento terminal’s automatic dispensers had failed to inject additive detergent into a gasoline line.

In November 2008, CARB proposed a civil penalty against the company’s Richmond, California, refinery for a notice of violation relating to gasoline that was not properly certified as to composition. The company corrected the composition certificates for the gasoline without requiring any change to the composition of the gasoline. In July 2009, CARB issued the refinery a notice of violation relating to an error in gasoline blending that caused the product composition certifications to be in error. The composition certifications were corrected without requiring any change to the gasoline. Discussions with CARB officials relating to all of these matters took place in the fourth quarter 2009 and continue in 2010.

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

CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)(2)	per Share	Announced Program	the Program(2)

Oct. 1 – Oct. 31, 2009	516	75.79	—	—
Nov. 1 – Nov. 30, 2009	2,380	78.59	—	—
Dec. 1 – Dec. 31, 2009	—	—	—	—

Total Oct. 1 – Dec. 31, 2009	2,896	78.09	—	—

(1)	Pertains to common shares repurchased during the three-month period ended December 31, 2009, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management and employees under the company’s broad-based employee stock options, long-term incentive plans and former Texaco Inc. stock option plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended December 31, 2009.

(2)	In September 2007, the company authorized stock repurchases of up to $15 billion that may be made from time to time at prevailing prices as permitted by securities laws and other requirements and subject to market conditions and other factors. The program is authorized for a period of up to three years, expiring in September 2010, and may be discontinued at any time. As of December 31, 2009, 118,996,749 shares had been acquired under this program for $10.1 billion. No share repurchases occurred in 2009.

Item 6.	Selected Financial Data

The selected financial data for years 2005 through 2009 are presented on page FS-63.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Supplementary Data is presented on page FS-1.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company’s discussion of interest rate, foreign currency and commodity price market risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial and Derivative Instruments,” beginning on page FS-14 and in Note 10 to the Consolidated Financial Statements, “Financial and Derivative Instruments,” beginning on page FS-39.

Item 8.	Financial Statements and Supplementary Data

The index to Management’s Discussion and Analysis, Consolidated Financial Statements and Supplementary Data is presented on page FS-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2009.

(b)	Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included on page FS-26.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant at February 25, 2010

The Executive Officers of the Corporation consist of the Chairman of the Board, the Vice Chairman of the Board and such other officers of the Corporation who are members of the Executive Committee.

Name and Age		Current and Prior Positions (up to five years)	Current Areas of Responsibility

J.S. Watson	53	Chairman of the Board and Chief Executive Officer (since 2010)	Chief Executive Officer
		Vice Chairman of the Board (2009) Executive Vice President (2008 to 2009)
		Vice President and President of Chevron International Exploration and Production Company (2005 through 2007)
G.L. Kirkland	59	Vice Chairman of the Board and Executive Vice President (since 2010)	Worldwide Exploration and Production Activities and Global
		Executive Vice President (2005 through 2009)	Gas Activities, including Natural Gas Trading
J.E. Bethancourt	58	Executive Vice President (since 2003)	Technology; Mining; Health, Environment and Safety; Project Resources Company; Procurement
C.A. James	55	Executive Vice President (since 2009) Vice President and General Counsel (2002 to 2009)	Law; Human Resources
M.K. Wirth	49	Executive Vice President (since 2006) President of Global Supply and Trading (2004 to 2006)	Global Refining, Marketing, Lubricants, and Supply and Trading, excluding Natural Gas Trading; Chemicals
P.E. Yarrington	53	Vice President and Chief Financial Officer (since 2009)	Finance
		Vice President and Treasurer (2007 through 2008) Vice President, Policy, Government and Public Affairs (2002 to 2007)
R.H. Pate	47	Vice President and General Counsel (since 2009) Partner and Head of Global Competition Practice of Hunton & Williams LLP (2005 to 2009)	Law

The information about directors required by Item 401(a) and (e) of Regulation S-K and contained under the heading “Election of Directors” in the Notice of the 2010 Annual Meeting and 2010 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the company’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K and contained under the heading “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 406 of Regulation S-K and contained under the heading “Board Operations — Business Conduct and Ethics Code” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Board Operations — Board Committee Membership and Functions” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last fiscal year.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K and contained under the headings “Executive Compensation” and “Director Compensation” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 407(e)(4) of Regulation S-K and contained under the heading “Board Operations — Board Committee Membership and Functions” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Board Operations — Management Compensation Committee Report” in the 2010 Proxy Statement is incorporated herein by reference into this Annual Report on Form 10-K. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2010 Proxy Statement shall not be deemed “filed” for purposes of Section 18 of the Exchange Act nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K and contained under the heading “Stock Ownership Information — Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 201(d) of Regulation S-K and contained under the heading “Equity Compensation Plan Information” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K and contained under the heading “Board Operations — Transactions with Related Persons” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 407(a) of Regulation S-K and contained under the heading “Election of Directors — Independence of Directors” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A and contained under the heading “Proposal to Ratify the Independent Registered Public Accounting Firm” in the 2010 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

              (1)  Financial Statements:

              (2)  Financial Statement Schedules:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Millions of Dollars

	Year Ended December 31
	2009	2008	2007

Employee Termination Benefits:
Balance at January 1	$44	$117	$28
(Deductions from) additions to expense	(12)	(13)	106
Payments	(19)	(60)	(17)

Balance at December 31	$13	$44	$117

Allowance for Doubtful Accounts:
Balance at January 1	$275	$200	$217
Additions to expense	92	105	29
Bad debt write-offs	(74)	(30)	(46)

Balance at December 31	$293	$275	$200

Deferred Income Tax Valuation Allowance:*
Balance at January 1	$7,535	$5,949	$4,391
Additions to deferred income tax expense	2,204	2,599	1,894
Reduction of deferred income tax expense	(1,818)	(1,013)	(336)

Balance at December 31	$7,921	$7,535	$5,949

*	See also Note 15 to the Consolidated Financial Statements beginning on page FS-46.

              (3)  Exhibits:

The Exhibit Index on pages E-1 and E-2 lists the exhibits that are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2010.

Chevron Corporation

By	/s/ John S. Watson
John S. Watson, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2010.

Principal Executive Officers
(and Directors)	Directors

/s/John S. Watson John S. Watson, Chairman of the Board and Chief Executive Officer	Samuel H. Armacost* Samuel H. Armacost

/s/George L. Kirkland George L. Kirkland, Vice Chairman of the Board	Linnet F. Deily* Linnet F. Deily

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

Kevin W. Sharer* Kevin W. Sharer

*By: /s/Lydia I. Beebe Lydia I. Beebe, Attorney-in-Fact	Charles R. Shoemate* Charles R. Shoemate

Ronald D. Sugar* Ronald D. Sugar

Carl Ware* Carl Ware

Financial Table of Contents

FS-2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Financial Results FS-2
Earnings by Major Operating Area FS-2
Business Environment and Outlook FS-2
Operating Developments FS-5
Results of Operations FS-6
Consolidated Statement of Income FS-9
Selected Operating Data FS-10
Liquidity and Capital Resources FS-11
Financial Ratios FS-12
Guarantees, Off-Balance-Sheet Arrangements and Contractual Obligations, and Other Contingencies FS-13
Financial and Derivative Instruments FS-14
Transactions With Related Parties FS-15
Litigation and Other Contingencies FS-15
Environmental Matters FS-18
Critical Accounting Estimates and Assumptions FS-18
New Accounting Standards FS-21
Quarterly Results and Stock Market Data FS-24

FS-25
FS-32

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Key Financial Results

Millions of dollars, except per-share amounts	2009	2008	2007

Net Income Attributable to Chevron Corporation	$10,483	$23,931	$18,688
Per Share Amounts:
Net Income Attributable to Chevron Corporation
– Basic	$5.26	$11.74	$8.83
– Diluted	$5.24	$11.67	$8.77
Dividends	$2.66	$2.53	$2.26
Sales and Other Operating Revenues	$167,402	$264,958	$214,091
Return on:
Capital Employed	10.6%	26.6%	23.1%
Stockholders’ Equity	11.7%	29.2%	25.6%

Earnings by Major Operating Area

Millions of dollars	2009	2008	2007

Upstream – Exploration and Production
United States	$2,216	$7,126	$4,532
International	8,215	14,584	10,284

Total Upstream	10,431	21,710	14,816

Downstream – Refining, Marketing and Transportation
United States	(273)	1,369	966
International	838	2,060	2,536

Total Downstream	565	3,429	3,502

Chemicals	409	182	396
All Other	(922)	(1,390)	(26)

Net Income Attributable to Chevron Corporation(1),(2)	$10,483	$23,931	$18,688

(1) Includes foreign currency effects:	$ (744)	$ 862	$ (352)

(2)	Also referred to as “earnings” in the discussions that follow.
     Refer to the “Results of Operations” section beginning on page FS-6 for a discussion of financial results by major operating area for the three years ended December 31, 2009.
Business Environment and Outlook
     Chevron is a global energy company with significant business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, Chad, China, Colombia, Democratic Republic of the Congo, Denmark, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, Venezuela and Vietnam.
     Earnings of the company depend largely on the profitability of its upstream (exploration and production) and downstream (refining, marketing and transportation) business segments. The single biggest factor that affects the results of operations for both segments is movement in the price of crude oil. In the downstream business, crude oil is the largest cost component of refined products. The overall trend in earnings is typically less affected by results from the company’s chemicals business and other activities and investments. Earnings for the company in any period may also be influenced by events or transactions that are infrequent or unusual in nature.
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
     To sustain its long-term competitive position in the upstream business, the company must develop and replenish an inventory of projects that offer attractive financial returns for the investment required. Identifying promising areas for exploration, acquiring the necessary rights to explore for and to produce crude oil and natural gas, drilling successfully, and handling the many technical and operational details in a safe and cost-effective manner are all important factors in this effort. Projects often require long lead times and large capital commitments. From time to time, certain governments have sought to renegotiate contracts or impose additional costs on the company. Governments may attempt to do so in the future. The company will continue to monitor these developments, take them into account in evaluating future investment opportunities, and otherwise seek to mitigate any risks to the company’s current operations or future prospects.
     The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the “Results of Operations” section beginning on FS-6 for discussions of net gains on asset sales during 2009. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
     In recent years, Chevron and the oil and gas industry at large experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. This increase in costs affected the company’s operating expenses and capital programs for all business segments, but particularly for upstream. Softening of these cost pressures started in late 2008 and continued through most of 2009. Costs began to level out in the fourth quarter 2009. The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. (Refer to the “Upstream” section below for a discussion of the trend in crude-oil prices.)
     The company continues to closely monitor developments in the financial and credit markets, the level of worldwide economic activity and the implications to the company of movements in prices for crude oil and natural gas. Management is taking these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to address potential challenges presented in this environment. (Refer also to the “Liquidity and Capital Resources” section beginning on FS-11.)
     Comments related to earnings trends for the company’s major business areas are as follows:
     Upstream Earnings for the upstream segment are closely aligned with industry price levels for crude oil and natural gas. Crude-oil and natural-gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Moreover, any of these factors could also inhibit the company’s production capacity in an affected region. The company monitors developments closely in the countries in which it operates and holds investments, and attempts to manage risks in operating its facilities and businesses. Besides the impact of the fluctuation in prices for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts and changes in tax laws and regulations.
     Price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can also be subject to external factors beyond the company’s control. External factors include not only the general level of inflation but also commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Capital and exploratory expenditures and operating expenses also can be affected by damage to production facilities caused by severe weather or civil unrest.
     The chart at left shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. Industry price levels for crude oil continued to be volatile during 2009, with prices for WTI ranging from $34 to $81 per barrel. The WTI price averaged $62 per barrel for the full-year 2009, compared to $100 in 2008. The decline in prices from 2008 was largely associated with a weakening in global economic conditions and a reduction in the demand for crude oil and petroleum products. As of mid-February 2010, the WTI price was about $77.
     A differential in crude-oil prices exists between high-quality (high-gravity, low-sulfur) crudes and those of lower-quality
(low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand that is a function of the number of refineries that are able to process this lower-quality feedstock into light products
(motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential remained narrow through 2009 as production declines in the industry have been mainly for lower-quality crudes.
     Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

sector of the North Sea. (See page FS-10 for the company’s average U.S. and international crude-oil realizations.)
     In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged about $3.80 per thousand cubic feet (MCF) during 2009, compared with almost $9 during 2008. At December 31, 2009, and as of mid-February 2010, the Henry Hub spot price was about $5.70 and $5.50 per MCF, respectively. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America and the level of inventory in underground storage. Weaker U.S. demand in 2009 was associated with the economic slowdown.
     Certain international natural-gas markets in which the company operates have different supply, demand and regulatory circumstances, which historically have resulted in lower average sales prices for the company’s production of natural gas in these locations. Chevron continues to invest in long-term projects in these locations to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets where greater demand results in higher prices. International natural-gas realizations averaged about $4.00 per MCF during 2009, compared with about $5.20 per MCF during 2008. Unlike prior years, these realizations compared favorably with those in the United States during 2009, primarily as a result of the deterioration of U.S. supply-and-demand conditions resulting from the economic slowdown. (See page FS-10 for the company’s average natural gas realizations for the U.S. and international regions.)
     The company’s worldwide net oil-equivalent production in 2009 averaged 2.70 million barrels per day. About one-fifth of the company’s net oil-equivalent production in 2009 occurred in the OPEC-member countries of Angola, Nigeria and Venezuela and in the Partitioned Zone between Saudi Arabia and Kuwait. For the year 2009, the company’s net oil production was reduced by an average of 20,000 barrels per day due to quotas imposed by OPEC. All of the imposed curtailments took place during the first half of the year. At the December 2009 meeting, members of OPEC supported maintaining production quotas in effect since December 2008.
     The company estimates that oil-equivalent production in 2010 will average approximately 2.73 million barrels per day. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under cost-recovery and variable-royalty provisions of certain contracts, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude-oil and natural-gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
     Refer to the “Results of Operations” section on pages FS-6 through FS-7 for additional discussion of the company’s upstream business.
     Refer to Table V beginning on page FS-69 for a tabulation of the company’s proved net oil and gas reserves by geographic area, at the beginning of 2007 and each year-end from 2007 through 2009, and an accompanying discussion of major changes to proved reserves by geographic area for the three-year period ending December 31, 2009.
     Downstream Earnings for the downstream segment are closely tied to margins on the refining and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil and feedstocks for chemical manufacturing. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and by changes in the price of crude oil used for refinery feedstock. Industry margins can also be influenced by refined-product inventory levels, geopolitical events, cost of materials and services, refinery maintenance programs and disruptions at refineries resulting from unplanned outages due to severe weather, fires or other operational events.
     Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining and marketing network and the effectiveness of the crude-oil and product-supply functions. Profitability can also be affected by the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude-oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refinery and distribution network.
     The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, southern Africa and the United Kingdom. Chevron operates or has significant ownership interests in refineries in each of these areas except Latin America. The company completed sales of marketing businesses during 2009 in certain countries in Latin America and Africa. The company plans to discontinue, by mid-2010, sales of Chevron- and Texaco-branded motor fuels in the mid-Atlantic and other eastern states, where the company sold to retail customers through approximately 1,100 stations and to commercial and industrial customers through supply arrangements. Sales in these markets represent approximately 8 percent of the company’s total U.S. retail fuel sales volumes. Additionally, in January 2010, the company sold the rights to the Gulf trademark in the United States and its territories that it had previously licensed for use in the U.S. Northeast and Puerto Rico.
     The company’s refining and marketing margins in 2009 were generally weak due to challenging industry conditions, including a sharp drop in global demand reflecting the economic slowdown, excess refined-product supplies and surplus refining capacity. Given these conditions, in January 2010 the company announced to its employees that high-level evaluations of Chevron’s refining and marketing organizations had been completed. These evaluations concluded that the company’s downstream organization should be restructured to improve operating efficiency and achieve sustained improvement in financial performance. Details of the restructuring will be further developed over the next three to six months and may include exits from additional markets, dispositions of assets, reductions in the number of employees and other actions, which may result in gains or losses in future periods.
     Refer to the “Results of Operations” section on pages FS-7 and FS-8 for additional discussion of the company’s downstream operations.
     Chemicals Earnings in the petrochemicals business are closely tied to global chemical demand, industry inventory levels and plant capacity utilization. Feedstock and fuel costs, which tend to follow crude-oil and natural-gas price movements, also influence earnings in this segment.
     Refer to the “Results of Operations” section on page FS-8 for additional discussion of chemical earnings.
Operating Developments
Key operating developments and other events during 2009 and early 2010 included the following:
Upstream
Angola Production began at the 39.2 percent-owned and operated Mafumeira Norte offshore project in Block 0 and the 31 percent-owned and operated deepwater Tombua-Landana project in Block 14. Mafumeira Norte is expected to reach maximum total daily production of 42,000 barrels of crude oil in the third quarter 2010, and the Tombua-Landana project is expected to reach its maximum total production of approximately 100,000 barrels of crude oil per day in 2011. The company also discovered crude oil offshore in the 39.2 percent-owned and operated Block 0 concession, extending a trend of earlier discoveries in the Greater Vanza/Longui Area.
     Australia The company and its partners reached final investment decision to proceed with the development of the Gorgon Project, located offshore Western Australia, in which Chevron has a 47.3 percent-owned and operated interest as of December 31, 2009. In addition, the company finalized long-term sales agreements for delivery of liquefied natural gas (LNG) from the Gorgon Project with four Asian customers, three of which also acquired an ownership interest in the project. Nonbinding Heads of Agreement (HOAs) with three additional Asian customers were also signed in late 2009 and early 2010 for delivery of LNG from the project. Negotiations continue to finalize binding sales agreements, which would bring LNG delivery commitments to a combined total of about 90 percent of Chevron’s share of LNG from the project.
     The company awarded front-end engineering and design contracts for the first phase of the Wheatstone natural gas project, also located offshore northwest Australia. The 75 percent-owned and operated facilities will have LNG processing capacity of 8.6 million metric tons per year and a co-located domestic natural-gas plant. The facilities will support development of Chevron’s interests in the Wheatstone Field and nearby Iago Field. Agreements were signed with two companies to join the Wheatstone Project as combined 25 percent owners and suppliers of natural gas for the project’s first two LNG trains. In addition, nonbinding HOAs were signed with two Asian customers to take delivery of 4.9 million metric tons per year of LNG from the project (about 60 percent of the total LNG available from the foundation project) and to acquire a 16.8 percent equity interest in the Wheatstone Field licenses and a 12.6 percent interest in the foundation natural gas processing facilities at the final investment decision.
In May 2009 the company announced the successful
completion of a well at the Clio prospect to further explore and appraise the 66.7 percent-owned Block WA-205-P. In 2009 and early 2010, the company also announced natural-gas discoveries at the Kentish Knock prospect in the 50 percent-owned Block WA-365-P, the Achilles and Satyr prospects in the 50 percent-owned Block WA-374-P and the Yellowglen prospect in the 50 percent-owned WA-268-P Block. All prospects are Chevron-operated. Proved reserves have not been recognized for these discoveries.
     Brazil Production started at the 51.7 percent-owned and operated deepwater Frade Field, which is projected to attain maximum total production of 72,000 oil-equivalent barrels per day in 2011. Also, in early 2010 a final investment decision was reached to develop the 37.5 percent-owned, partner-operated Papa-Terra Field, where first production is expected in 2013. Project facilities are designed with a capacity to handle up to 140,000 barrels of crude oil per day.
     Republic of the Congo Crude oil was discovered in the northern portion of the 31.5 percent-owned, partner-operated Moho-Bilondo deepwater permit area. This discovery follows two others made in 2007 in the same permit area.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Venezuela In February 2010, a Chevron-led consortium was named the operator of a heavy-oil project composed of three blocks in the Orinoco Oil Belt of eastern Venezuela.
     United States First oil was achieved at the 58 percent-owned and operated Tahiti Field in the deepwater Gulf of Mexico, reaching maximum total production of 135,000 barrels of oil-equivalent per day. The company also discovered crude oil at the Chevron-operated and 55 percent-owned Buckskin prospect in the deepwater Gulf of Mexico. The first appraisal well is scheduled to begin drilling in the second quarter 2010.
Downstream
The company sold businesses during 2009 in Brazil, Haiti, Nigeria, Benin, Cameroon, Republic of the Congo, Côte d’Ivoire, Togo, Kenya, Uganda, India, Italy, Peru and Chile.
Other
Common Stock Dividends The quarterly common stock dividend increased by 4.6 percent in July 2009, to $0.68 per share. 2009 was the 22nd consecutive year that the company increased its annual dividend payment.
     Common Stock Repurchase Program The company did not acquire any shares during 2009 under its $15 billion repurchase program, which began in 2007 and expires in September 2010. As of December 31, 2009, 119 million common shares had been acquired under this program for $10.1 billion.
Results of Operations
Major Operating Areas The following section presents the results of operations for the company’s business segments – upstream, downstream and chemicals – as well as for “all other,” which includes mining, power generation businesses, the various companies and departments that are managed at the corporate level, and the company’s investment in Dynegy prior to its sale in May 2007. Earnings are also presented for the U.S. and international geographic areas of the upstream and downstream business segments. (Refer to Note 11, beginning on page FS-40, for a discussion of the company’s “reportable segments,” as defined in accounting standards for segment reporting (Accounting Standards Codification (ASC) 280)). This section should also be read in conjunction with the discussion in “Business Environment and Outlook” on pages FS-2 through FS-5.
U.S. Upstream – Exploration and Production

Millions of dollars	2009	2008	2007

Earnings	$2,216	$7,126	$4,532

     U.S upstream earnings of $2.2 billion in 2009 decreased $4.9 billion from 2008. Lower prices for crude oil and natural gas reduced earnings by about $5.2 billion between periods, and gains on asset sales declined by approximately $900 million. Partially offsetting these effects was a benefit of about $1.3 billion resulting from an increase in net oil-equivalent production. An approximate $600 million benefit to income from lower operating expenses was more than offset by higher depreciation expense. The benefit from lower operating expenses was largely associated with absence of charges for damages related to the 2008 hurricanes in the Gulf of Mexico.
     U.S upstream earnings of $7.1 billion in 2008 increased $2.6 billion from 2007. Higher average prices for crude oil and natural gas increased earnings by $3.1 billion between periods. Also contributing to the higher earnings were gains of approximately $1 billion on asset sales, including a $600 million gain on an asset-exchange transaction. Partially offsetting these benefits were adverse effects of about $1.6 billion associated with lower oil-equivalent production and higher operating expenses, which included approximately $400 million of expenses resulting from damage to facilities in the Gulf of Mexico caused by hurricanes.
     The company’s average realization for crude oil and natural gas liquids in 2009 was $54.36 per barrel, compared with $88.43 in 2008 and $63.16 in 2007. The average natural-gas realization was $3.73 per thousand cubic feet in 2009, compared with $7.90 and $6.12 in 2008 and 2007, respectively.

     Net oil-equivalent production in 2009 averaged 717,000 barrels per day, up 6.9 percent from 2008 and down 3.5 percent from 2007. The increase between 2008 and 2009 was mainly due to the start-up of the Blind Faith Field in late 2008 and the Tahiti Field in the second quarter 2009. The decrease between 2007 and 2008 was mainly due to normal field declines and the adverse impact of the hurricanes. The net liquids component of oil-equivalent production for 2009 averaged 484,000 barrels per day, up approximately 15 percent from 2008 and 5 percent compared with 2007. Net natural-gas production averaged 1.4 billion cubic feet per day in 2009, down approximately 7 percent from 2008 and about 18 percent from 2007.
     Refer to the “Selected Operating Data” table on page FS-10 for the three-year comparative production volumes in the United States.
International Upstream – Exploration and Production

Millions of dollars	2009	2008	2007

Earnings*	$8,215	$14,584	$10,284

*Includes foreign currency effects:	$ (571)	$ 873	$ (417)
     International upstream earnings of $8.2 billion in 2009 decreased $6.4 billion from 2008. Lower prices for crude oil and natural gas reduced earnings by $7.0 billion, while foreign-currency effects and higher operating and depreciation expenses decreased income by a total of $2.2 billion. Partially offsetting these items were benefits of $2.3 billion resulting from an increase in sales volumes of crude oil and about $500 million associated with asset sales and tax items related to the Gorgon Project in Australia.
     Earnings of $14.6 billion in 2008 increased $4.3 billion from 2007. Higher prices for crude oil and natural gas increased earnings by $4.9 billion. Partially offsetting the benefit of higher prices was an impact of about $1.8 billion associated with a reduction of crude-oil sales volumes due to timing of certain cargo liftings and higher depreciation and operating expenses. Foreign-currency effects benefited earnings by $873 million in 2008, compared with a reduction to earnings of $417 million in 2007.
     The company’s average realization for crude oil and natural gas liquids in 2009 was $55.97 per barrel, compared with $86.51 in 2008 and $65.01 in 2007. The average natural-gas realization was $4.01 per thousand cubic feet in 2009, compared with $5.19 and $3.90 in 2008 and 2007, respectively.
     Net oil-equivalent production of 1.99 million barrels per day in 2009 increased about 7 percent and 6 percent from 2008 and 2007, respectively. The volumes for each year included production from oil sands in Canada. Absent the impact of prices on certain production-sharing and variable-royalty agreements, net oil-equivalent production increased 4 percent in 2009 and 3 percent in 2008, when compared with prior years’ production.
     The net liquids component of oil-equivalent production was 1.4 million barrels per day in 2009, an increase of approximately 11 percent from 2008 and 5 percent from
2007. Net natural-gas production of 3.6 billion cubic feet per day in 2009 was down 1 percent and up 8 percent from 2008 and 2007, respectively.
     Refer to the “Selected Operating Data” table, on page FS-10, for the three-year comparative of international production volumes.
U.S. Downstream – Refining, Marketing and Transportation

Millions of dollars	2009	2008	2007

Earnings	$(273)	$1,369	$966

     U.S downstream operations lost $273 million in 2009, an earnings decrease of approximately $1.6 billion from 2008. A decline in refined product margins resulted in a negative earnings variance of $1.7 billion. Partially offsetting were lower operating expenses, which benefited earnings by $300 million. Earnings of $1.4 billion in 2008 increased about $400 million from 2007 due mainly to improved margins on the sale of refined products and gains on derivative commodity instruments. Operating expenses were higher between 2007 and 2008.
     Sales volumes of refined products were 1.40 million barrels per day in 2009, a decrease of 1 percent from 2008. The decline was associated with reduced demand for jet fuel and fuel oil, principally associated with the downturn in the U.S. economy. Sales volumes of refined products were 1.41 million barrels per day in 2008, a decrease of 3 percent from 2007. Branded gasoline sales volumes of 617,000 barrels per day in 2009 were up about 3 percent and down 2 percent from 2008 and 2007, respectively.
     Refer to the “Selected Operating Data” table on page FS-10 for a three-year comparison of sales volumes of gasoline and other refined products and refinery-input volumes.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

International Downstream – Refining, Marketing and Transportation

Millions of dollars	2009	2008	2007

Earnings*	$838	$2,060	$2,536

*Includes foreign currency effects:	$ (213)	$ 193	$ 62
     International downstream earnings of $838 million in 2009 decreased about $1.2 billion from 2008. An approximate $2.6 billion decline between periods was associated with weaker margins on the sale of gasoline and other refined products and the absence of gains recorded in 2008 on commodity derivative instruments. Foreign-currency effects produced a negative variance of $400 million. Partially offsetting these items was a $1.0 billion benefit from lower operating expenses associated mainly with contract labor, professional services and transportation costs and about a $550 million increase in gains on asset sales primarily in certain countries in Latin America and Africa. Earnings in 2008 of $2.1 billion decreased nearly $500 million from 2007. Earnings in 2007 included gains of approximately $1 billion on the sale of assets, which included marketing assets in the Benelux region of Europe and an interest in a refinery. The $500 million other improvement between years was associated primarily with a benefit from gains on derivative commodity instruments that was only partially offset by the impact of lower margins from sales of refined products. Foreign-currency effects increased earnings by $193 million in 2008, compared with $62 million in 2007.
     Refined-product sales volumes were 1.85 million barrels per day in 2009, about 8 percent lower than in 2008 due mainly to the effects of asset sales and lower demand. Refined-product sales volumes were 2.02 million barrels per day in 2008, about level with 2007.
     Refer to the “Selected Operating Data” table, on page FS-10, for a three-year comparison of sales volumes of gasoline and other refined products and refinery-input volumes.
Chemicals

Millions of dollars	2009	2008	2007

Earnings*	$409	$182	$396

*Includes foreign currency effects:	$ 15	$ (18)	$ (3)
     The chemicals segment includes the company’s Oronite subsidiary and the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem). In 2009, earnings were $409 million, compared with $182 million and $396 million in 2008 and 2007, respectively. For CPChem, the earnings improvement from 2008 to 2009 reflected lower utility and manufacturing costs as well as the absence of an impairment recorded in 2008. These benefits were partially offset by lower margins on the sale of commodity chemicals. For Oronite, earnings increased in 2009 due to higher margins on sales of lubricant and fuel additives, the effect of which more than offset the impact of lower sales volumes. In 2008, segment earnings were $182 million, compared with $396 million in 2007. Earnings declined in 2008 due to lower sales volumes of commodity chemicals by CPChem. Higher expenses for planned maintenance activities also contributed to the earnings decline. Earnings also declined for Oronite due to lower volumes and higher operating expenses.
All Other

Millions of dollars	2009	2008	2007

Net Charges*	$(922)	$(1,390)	$(26)

*Includes foreign currency effects:	$ 25	$ (186)	$ 6
     All Other includes mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies, and the company’s interest in Dynegy, Inc. prior to its sale in May 2007.
     Net charges in 2009 decreased $468 million from 2008 due to lower provisions for environmental remediation at sites that previously had been closed or sold, favorable foreign-currency effects and lower expenses for employee compensation and benefits. Net charges in 2008 increased $1.4 billion from 2007. Results in 2008 included net unfavorable corporate tax items and increased costs of environmental remediation. Foreign-currency effects also contributed to the increase in net charges from 2007 to 2008. Results in 2007 included a $680 million gain on the sale of the company’s investment in Dynegy common stock and a loss of approximately $175 million associated with the early redemption of Texaco Capital Inc. bonds.
Consolidated Statement of Income
Comparative amounts for certain income statement categories are shown below:

Millions of dollars	2009	2008	2007

Sales and other operating revenues	$167,402	$264,958	$214,091

     Sales and other operating revenues decreased in 2009, due mainly to lower prices for crude oil, natural gas and refined products. Higher 2008 prices resulted in increased revenues compared with 2007.

Millions of dollars	2009	2008	2007

Income from equity affiliates	$3,316	$5,366	$4,144

     Income from equity affiliates decreased in 2009 from 2008. Upstream-related affiliate income declined about $1.3 billion mainly due to lower earnings for Tengizchevroil (TCO) in Kazakhstan as a result of lower prices for crude oil. Downstream-related affiliate earnings were lower by approximately $1.0 billion primarily due to weaker margins and an unfavorable swing in foreign-currency effects. Income from equity affiliates increased in 2008 from 2007 largely due to improved upstream-related earnings at TCO as a result of higher prices for crude oil. Refer to Note 12, beginning on page FS-43, for a discussion of Chevron’s investments in affiliated companies.

Millions of dollars	2009	2008	2007

Other income	$918	$2,681	$2,669

     Other income of $918 million in 2009 included gains of approximately $1.3 billion on asset sales. Other income of $2.7 billion in 2008 and 2007 included net gains from asset sales of $1.3 billion and $1.7 billion, respectively. Interest income was approximately $95 million in 2009, $340 million in 2008 and $600 million in 2007. Foreign-currency effects reduced other income by $466 million in 2009 while increasing other income by $355 million in 2008 and reducing other income by $352 million in 2007. In addition, other income in 2008 included approximately $700 million in favorable settlements and other items.

Millions of dollars	2009	2008	2007

Purchased crude oil and products	$99,653	$171,397	$133,309

     Crude oil and product purchases in 2009 decreased $71.7 billion from 2008 due to lower prices for crude oil, natural gas and refined products. Crude oil and product purchases in 2008 increased $38.1 billion from 2007 due to higher prices for crude oil, natural gas and refined products.

Millions of dollars	2009	2008	2007

Operating, selling, general and administrative expenses	$22,384	$26,551	$22,858

     Operating, selling, general and administrative expenses in 2009 decreased approximately $4.2 billion from 2008 primarily due to $1.4 billion of lower fuel and transportation expenses; $800 million of decreased costs for contract labor and professional services; absence of uninsured 2008 hurricane-related charges of $700 million; a decrease of about $500 million for environmental remediation activities; $200 million of lower costs for materials; and $600 million for other items. Total expenses for 2008 were about $3.7 billion higher than 2007 primarily due to $1.2 billion of higher costs for employee and contract labor and professional services; $600 million of increased transportation expenses; $700 million of uninsured losses associated with hurricanes in the Gulf of Mexico in 2008; an increase of about $300 million for environmental remediation activities; $200 million from higher material expenses; and $700 million from increases for other items.

Millions of dollars	2009	2008	2007

Exploration expense	$1,342	$1,169	$1,323

     Exploration expenses in 2009 increased from 2008 due mainly to higher amounts for well write-offs in the United States and international operations. Expenses in 2008 declined from 2007 mainly due to lower amounts for well write-offs for operations in the United States.

Millions of dollars	2009	2008	2007

Depreciation, depletion and amortization	$12,110	$9,528	$8,708

     Depreciation, depletion and amortization expenses increased in 2009 from 2008 due to incremental production related to start-ups for upstream projects in the United States and Africa and higher depreciation rates for certain other oil and gas producing fields. The increase in 2008 from 2007 was largely due to higher depreciation rates for certain crude-oil and natural-gas producing fields, reflecting completion of higher-cost development projects and asset-retirement obligations.

Millions of dollars	2009	2008	2007

Taxes other than on income	$17,591	$21,303	$22,266

     Taxes other than on income decreased in 2009 from 2008 mainly due to lower import duties for the company’s downstream operations in the United Kingdom. Taxes other than on income decreased in 2008 from 2007 mainly due to lower import duties as a result of the effects of the 2007 sales

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

of the company’s Benelux refining and marketing businesses and a decline in import volumes in the United Kingdom.

Millions of dollars	2009	2008	2007

Interest and debt expense	$28	$–	$166

     Interest and debt expense increased in 2009 due to an increase in long-term debt. Interest and debt expense decreased in 2008 because all interest-related amounts were being capitalized.

Millions of dollars	2009	2008	2007

Income tax expense	$7,965	$19,026	$13,479

     Effective income tax rates were 43 percent in 2009, 44 percent in 2008 and 42 percent in 2007. The rate was lower in 2009 than in 2008 mainly due the effect in 2009 of deferred tax benefits and relatively low tax rates on asset sales, both related to an international upstream project. In addition, a greater proportion of before-tax income was earned in 2009 by equity affiliates than in 2008. (Equity-affiliate income is reported as a single amount on an after-tax basis on the Consolidated Statement of Income.) Partially offsetting these items was the effect of a greater proportion of income earned in 2009 in tax jurisdictions with higher tax rates. The rate was higher in 2008 compared with 2007 primarily due to a greater proportion of income earned in tax jurisdictions with higher income tax rates. In addition, the 2007 period included a relatively low effective tax rate on the sale of the company’s investment in Dynegy common stock and the sale of downstream assets in Europe. Refer also to the discussion of income taxes in Note 15 beginning on page FS-46.
Selected Operating Data1,2

	2009	2008	2007

U.S. Upstream
Net Crude Oil and Natural Gas
Liquids Production (MBPD)	484	421	460
Net Natural Gas Production (MMCFPD)[3]	1,399	1,501	1,699
Net Oil-Equivalent Production (MBOEPD)	717	671	743
Sales of Natural Gas (MMCFPD)	5,901	7,226	7,624
Sales of Natural Gas Liquids (MBPD)	17	15	25
Revenues From Net Production
Liquids ($/Bbl)	$54.36	$88.43	$63.16
Natural Gas ($/MCF)	$3.73	$7.90	$6.12

International Upstream
Net Crude Oil and Natural Gas
Liquids Production (MBPD)	1,362	1,228	1,296
Net Natural Gas Production (MMCFPD)[3]	3,590	3,624	3,320
Net Oil-Equivalent
Production (MBOEPD)[4]	1,987	1,859	1,876
Sales of Natural Gas (MMCFPD)	4,062	4,215	3,792
Sales of Natural Gas Liquids (MBPD)	23	17	22
Revenues From Liftings
Liquids ($/Bbl)	$55.97	$86.51	$65.01
Natural Gas ($/MCF)	$4.01	$5.19	$3.90

Worldwide Upstream
Net Oil-Equivalent Production (MBOEPD)[3,4]
United States	717	671	743
International	1,987	1,859	1,876

Total	2,704	2,530	2,619

U.S. Downstream
Gasoline Sales (MBPD)[5]	720	692	728
Other Refined-Product Sales (MBPD)	683	721	729

Total Refined Product Sales (MBPD)	1,403	1,413	1,457
Sales of Natural Gas Liquids (MBPD)	144	144	135
Refinery Input (MBPD)	899	891	812

International Downstream
Gasoline Sales (MBPD)[5]	555	589	581
Other Refined-Product Sales (MBPD)	1,296	1,427	1,446

Total Refined Product Sales (MBPD)[6]	1,851	2,016	2,027
Sales of Natural Gas Liquids (MBPD)	88	97	96
Refinery Input (MBPD)	979	967	1,021

[1]	Includes company share of equity affiliates.

[2]	MBPD – thousands of barrels per day; MMCFPD – millions of cubic feet per day; MBOEPD – thousands of barrels of oil-equivalents per day; Bbl – Barrel; MCF = Thousands of cubic feet. Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of oil.

[3]	Includes natural gas consumed in operations (MMCFPD):

United States	58	70	65
International	463	450	433
[4] Includes production from oil sands, Net (MBPD):	26	27	27
[5] Includes branded and unbranded gasoline.
[6] Includes sales of affiliates (MBPD):	516	512	492

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities Total balances were $8.8 billion and $9.6 billion at December 31, 2009 and 2008, respectively. Cash provided by operating activities in 2009 was $19.4 billion, compared with $29.6 billion in 2008 and $25.0 billion in 2007.
Cash provided by operating activities was net of contributions to employee pension plans of approximately $1.7 billion, $800 million and $300 million in 2009, 2008 and 2007, respectively. Cash provided by investing activities included proceeds and deposits related to asset sales of $2.6 billion in 2009, $1.5 billion in 2008 and $3.3 billion in 2007.
     Restricted cash of $123 million and $367 million associated with various capital-investment projects at December 31, 2009 and 2008, respectively, was invested in short-term marketable securities and recorded as “Deferred charges and other assets” on the Consolidated Balance Sheet.
     Dividends Dividends paid to common stockholders were approximately $5.3 billion in 2009, $5.2 billion in 2008 and $4.8 billion in 2007. In July 2009, the company increased its quarterly common stock dividend by 4.6 percent to $0.68 per share.
     Debt and capital lease obligations Total debt and capital lease obligations were $10.5 billion at December 31, 2009, up from $8.9 billion at year-end 2008.
     The $1.6 billion increase in total debt and capital lease obligations during 2009 included the net effect of a $5 billion public bond issuance, a $350 million issuance of tax-exempt Gulf Opportunity Zone bonds, a $3.2 billion decrease in commercial paper, and a $400 million payment of principal for Texaco Capital Inc. bonds that matured in January 2009. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.6 billion at
December 31, 2009, down from $7.8 billion at year-end 2008. Of these amounts, $4.2 billion and $5.0 billion were reclassified to long-term at the end of each period, respectively. At year-end 2009, settlement of these obligations was not expected to require the use of working capital in 2010, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
     At year-end 2009, the company had $5.1 billion in committed credit facilities with various major banks, which permit the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and also can be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at December 31, 2009. In addition, the company has an automatic shelf registration statement that expires in March 2010 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company. The company intends to file a new shelf registration statement when the current one expires.
     The company has outstanding public bonds issued by Chevron Corporation, Chevron Corporation Profit Sharing/ Savings Plan Trust Fund, Texaco Capital Inc. and Union Oil Company of California. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard and Poor’s Corporation and Aa1 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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
     Common stock repurchase program In September 2007, the company authorized the acquisition of up to $15 billion of its common shares at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years (expiring in 2010) and may be discontinued at any time. The company did not acquire any shares during 2009 and does not plan to acquire any shares in the first quarter 2010. From the inception of the program, the company has acquired 119 million shares at a cost of $10.1 billion.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Capital and Exploratory Expenditures

			2009			2008			2007

Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total

Upstream – Exploration and Production	$3,261	$13,848	$17,109	$5,516	$11,944	$17,460	$4,558	$10,980	$15,538
Downstream – Refining, Marketing and Transportation	1,910	2,511	4,421	2,182	2,023	4,205	1,576	1,867	3,443
Chemicals	210	92	302	407	78	485	218	53	271
All Other	402	3	405	618	7	625	768	6	774

Total	$5,783	$16,454	$22,237	$8,723	$14,052	$22,775	$7,120	$12,906	$20,026

Total, Excluding Equity in Affiliates	$5,558	$15,094	$20,652	$8,241	$12,228	$20,469	$6,900	$10,790	$17,690

     Capital and exploratory expenditures Total expenditures for 2009 were $22.2 billion, including $1.6 billion for the company’s share of equity-affiliate expenditures and $2 billion for the extension of an upstream concession. In 2008 and 2007, expenditures were $22.8 billion and $20.0 billion, respectively, including the company’s share of affiliates’ expenditures of
$2.3 billion in both periods.
     Of the $22.2 billion of expenditures in 2009, about
three-fourths, or $17.1 billion, is related to upstream activities. Approximately the same percentage was also expended for upstream operations in 2008 and 2007. International upstream accounted for about 80 percent of the worldwide upstream investment in 2009 and about
70 percent in 2008 and 2007, reflecting the company’s continuing focus on opportunities available outside the United States.

     The company estimates that in 2010, capital and exploratory expenditures will be $21.6 billion, including $1.6 billion of spending by affiliates. About 80 percent of the total, or $17.3 billion, is budgeted for exploration and production activities, with $13.2 billion of this amount for projects outside the United States. Spending in 2010 is primarily targeted for exploratory prospects in the U.S. Gulf of Mexico and major development projects in Angola, Australia, Brazil, Canada, China, Nigeria, Thailand and the U.S. Gulf of Mexico. Also included is funding for base business improvements and focused appraisals in core hydrocarbon basins.
     Worldwide downstream spending in 2010 is estimated at $3.4 billion, with about $1.6 billion for projects in the
United States. Major capital outlays include projects under construction at refineries in the United States and South Korea and construction of gas-to-liquids facilities in support of associated upstream projects.
     Investments in chemicals, technology and other corporate businesses in 2010 are budgeted at $900 million. Technology investments include projects related to unconventional hydrocarbon technologies, oil and gas reservoir management, and gas-fired and renewable power generation.
     Noncontrolling interests The company had noncontrolling interests of $647 million and $469 million at December 31, 2009 and 2008, respectively. Distributions to noncontrolling interests totaled $71 million and $99 million in 2009 and 2008, respectively.
     Pension Obligations In 2009, the company’s pension plan contributions were $1.7 billion (including $1.5 billion to the U.S. plans and $200 million to the international plans). The company estimates contributions in 2010 will be approximately $900 million ($600 million for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations. Refer also to the discussion of pension accounting in “Critical Accounting Estimates and Assumptions,” beginning on page FS-18.
Financial Ratios
Financial Ratios

	At December 31
	2009	2008	2007

Current Ratio	1.4	1.1	1.2
Interest Coverage Ratio	62.3	166.9	69.2
Debt Ratio	10.3%	9.3%	8.6%

     Current Ratio – current assets divided by current liabilities. The current ratio in all periods was adversely affected by the fact that Chevron’s inventories are valued on a Last-In, First-Out basis. At year-end 2009, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $5.5 billion.

     Interest Coverage Ratio – income before income tax expense, plus interest and debt expense and amortization of capitalized interest, less net income attributable to noncontrolling interests, divided by before-tax interest costs. The company’s interest coverage ratio in 2009 was lower than 2008 and 2007 due to lower before-tax income.
     Debt Ratio – total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity. The increase in 2009 over 2008 and 2007 was primarily due to the increase in debt as a result of the $5 billion issuance of public bonds in 2009.
Guarantees, Off-Balance-
Sheet Arrangements and

Contractual Obligations, and Other Contingencies
Direct Guarantee

Millions of dollars	Commitment Expiration by Period
			2011–	2013–	After
	Total	2010	2012	2014	2014

Guarantee of non- consolidated affiliate or joint-venture obligation	$613	$–	$38	$77	$498

     The company’s guarantee of approximately $600 million is associated with certain payments under a terminal use agreement entered into by a company affiliate. The terminal is expected to be operational by 2012. Over the approximate 16-year term of the guarantee, the maximum guarantee amount will be reduced over time as certain fees are paid by the affiliate. There are numerous cross-indemnity agreements with the affiliate and the other partners to permit recovery of any amounts paid under the guarantee. Chevron has recorded no liability for its obligation under this guarantee.
     Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of 2009, the company had paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.
     The company has also provided indemnities relating to contingent environmental liabilities related to assets origi-
nally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims had to be asserted by February 2009 for Equilon indemnities and must be asserted no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. In February 2009, Shell delivered a letter to the company purporting to preserve unmatured claims for certain Equilon indemnities. The letter itself provides no estimate of the ultimate claim amount. Management does not believe this letter or any other information provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to either the Equilon or the Motiva indemnities. The company posts no assets as collateral and has made no payments under the indemnities.
     The amounts payable for the indemnities described in the preceding paragraph are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.
     In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. The acquirer of those assets shared in certain environmental remediation costs up to a maximum obligation of $200 million, which had been reached at December 31, 2009. Under the indemnification agreement, after reaching the $200 million obligation, Chevron is solely responsible until April 2022, when the indemnification expires. The environmental conditions or events that are subject to these indemnities must have arisen prior to the sale of the assets in 1997.
     Although the company has provided for known obligations under this indemnity that are probable and reasonably estimable, the amount of additional future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs will have a material effect on its consolidated financial position or liquidity.
     Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain other contingent liabilities relating to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate approximate amounts of required payments under these various commitments are: 2010 – $7.5 billion; 2011 – $4.3 billion; 2012 – $1.4 billion; 2013 – $1.4 billion; 2014 – $1.0 billion; 2015 and after – $4.1 billion. A portion of these commitments may ultimately be shared with project

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

partners. Total payments under the agreements were approximately $8.1 billion in 2009, $5.1 billion in 2008 and $3.7 billion in 2007.
     The following table summarizes the company’s significant contractual obligations:
Contractual Obligations1

Millions of dollars	Payments Due by Period
			2011–	2013–	After
	Total	2010	2012	2014	2014

On Balance Sheet:[2]
Short-Term Debt[3]	$384	$384	$–	$–	$–
Long-Term Debt[3]	9,829	–	5,743	2,041	2,045
Noncancelable Capital Lease Obligations	499	90	168	104	137
Interest	2,590	317	566	426	1,281
Off-Balance-Sheet:
Noncancelable Operating Lease Obligations	3,364	568	844	719	1,233
Throughput and Take-or-Pay Agreements	15,130	6,555	3,825	819	3,931
Other Unconditional Purchase Obligations[4]	4,617	1,024	1,906	1,538	149

[1]	Excludes contributions for pensions and other postretirement benefit plans. Information on employee benefit plans is contained in Note 21 beginning on page FS-52.

[2]	Does not include amounts related to the company’s income tax liabilities associated with uncertain tax positions. The company is unable to make reasonable estimates for the periods in which these liabilities may become payable. The company does not expect settlement of such liabilities will have a material effect on its results of operations, consolidated financial position or liquidity in any single period.

[3]	$4.2 billion of short-term debt that the company expects to refinance is included in long-term debt. The repayment schedule above reflects the projected repayment of the entire amounts in the 2011–2012 period.

[4]	Does not include obligations to purchase the company’s share of natural gas liquids and regasified natural gas associated with operations of the 36.4 percent-owned Angola LNG affiliate. The LNG plant is expected to commence operations in 2012 and is designed to produce 5.2 million metric tons of LNG and related natural gas liquids per year. Volumes and prices associated with these purchase obligations are neither fixed nor determinable.
Financial and Derivative Instruments
The market risk associated with the company’s portfolio of financial and derivative instruments is discussed below. The estimates of financial exposure to market risk discussed below do not represent the company’s projection of future market changes. The actual impact of future market changes could differ materially due to factors discussed elsewhere in this report, including those set forth under the heading “Risk Factors” in Part I, Item 1A, of the company’s 2009 Annual Report on Form 10-K.
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
The company also uses derivative commodity instruments for limited trading purposes. The results of these activities were not material to the company’s financial position, results of operations or cash flows in 2009.
     The company’s market exposure positions are monitored and managed on a daily basis by an internal Risk Control group in accordance with the company’s risk management policies, which have been approved by the Audit Committee of the company’s Board of Directors.
     The derivative commodity instruments used in the company’s risk management and trading activities consist mainly of futures, options and swap contracts traded on the New York Mercantile Exchange and on electronic platforms of the Inter-Continental Exchange and Chicago Mercantile Exchange. In addition, crude oil, natural gas and refined-product swap contracts and option contracts are entered into principally with major financial institutions and other oil and gas companies in the “over-the-counter” markets.
     Virtually all derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value from Chevron’s derivative commodity instruments in 2009 was a quarterly average decrease of $168 million in total assets and a quarterly average decrease of $104 million in total liabilities.
     The company uses a Value-at-Risk (VaR) model to estimate the potential loss in fair value on a single day from the effect of adverse changes in market conditions on derivative commodity instruments held or issued, which are recorded on the balance sheet at
December 31, 2009, as derivative commodity instruments in accordance with accounting standards for derivatives (ASC 815). VaR is the maximum loss not to be exceeded within a given probability or confidence level over a given period of time. The company’s VaR model uses the Monte Carlo simulation method that involves generating hypothetical scenarios from the specified probability distribution and constructing a full distribution of a portfolio’s potential values.
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
     The one-day holding period is based on the assumption that market-risk positions can be liquidated or hedged within one day. For hedging and risk management, the company uses conventional exchange-traded instruments such as futures and options as well as non-exchange-traded swaps, most of which can be liquidated or hedged effectively within one day. The table below presents the 95 percent/one-day VaR for each of the company’s primary risk exposures in the area of derivative commodity instruments at December 31, 2009 and 2008. The lower amounts in 2009 were primarily associated with a decrease in price volatility for these commodities during the year.

Millions of dollars	2009	2008

Crude Oil	$17	$39
Natural Gas	4	5
Refined Products	19	45

     Foreign Currency The company may enter into foreign-currency derivative contracts to manage some of its foreign-currency exposures. These exposures include revenue and anticipated purchase transactions, including foreign-currency capital expenditures and lease commitments. The foreign-currency derivative contracts, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. There were no open foreign-currency derivative contracts at December 31, 2009.
     Interest Rates The company may enter into interest rate swaps from time to time as part of its overall strategy to manage the interest rate risk on its debt. Historically, under the terms of the swaps, net cash settlements were based on the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts. Interest rate swaps related to a portion of the company’s fixed-rate debt, if any, may be accounted for as fair – value hedges. Interest rate swaps related to floating-rate debt, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. At year-end 2009, the company had no interest rate swaps on floating-rate debt. The company’s only interest rate swaps on fixed-rate debt matured in January 2009 and the company had no interest rate swaps on fixed-rate debt at year-end 2009.
Transactions With Related Parties
Chevron enters into a number of business arrangements with related parties, principally its equity affiliates. These arrangements include long-term supply or offtake agreements and long-term purchase agreements. Refer to Other Financial Information in Note 24 of the Consolidated Financial Statements, page FS-61, for further discussion. Management believes these agreements have been negotiated on terms consistent with those that would have been negotiated with an unrelated party.
Litigation and Other Contingencies
MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 50 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.
     Ecuador Chevron is a defendant in a civil lawsuit before the Superior Court of Nueva Loja in Lago Agrio, Ecuador, brought in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.
     Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.
     In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18.9 billion and an increase in the assessment for purported unjust enrichment to a total of $8.4 billion. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. Chevron filed motions to annul all of the rulings made by the prior judge, but the new judge denied these motions. The court has completed most of the procedural aspects of the case and could render a judgment at any time. Chevron will continue a vigorous defense of any attempted imposition of liability.
     In the event of an adverse judgment, Chevron would expect to pursue its appeals and vigorously defend against enforcement of any such judgment; therefore, the ultimate outcome – and any financial effect on Chevron – remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).
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

Millions of dollars	2009	2008	2007

Balance at January 1	$1,818	$1,539	$1,441
Net Additions	351	784	562
Expenditures	(469)	(505)	(464)

Balance at December 31	$1,700	$1,818	$1,539

     Included in the $1,700 million year-end 2009 reserve balance were remediation activities at approximately 250 sites for which the company had been identified as a potentially responsible party or otherwise involved in the remediation by the U.S. Environmental Protection Agency (EPA) or other regulatory agencies under the provisions of the federal Superfund law or analogous state laws. The company’s remediation reserve for these sites at year-end 2009 was $185 million. The federal Superfund law and analogous state laws provide for joint and several liability for all responsible parties. Any future actions by the EPA or other regulatory agencies to require Chevron to assume other potentially responsible parties’ costs at designated hazardous waste sites are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.

     Of the remaining year-end 2009 environmental reserves balance of $1,515 million, $820 million related to the company’s U.S. downstream operations, including refineries and other plants, marketing locations (i.e., service stations and terminals), and pipelines. The remaining $695 million was associated with various sites in international downstream ($107 million), upstream ($369 million), chemicals ($149 million) and other businesses ($70 million). Liabilities at all sites, whether operating, closed or divested, were primarily associated with the company’s plans and activities to remediate soil or groundwater contamination or both. These and other activities include one or more of the following: site assessment; soil excavation; offsite disposal of contaminants; onsite containment, remediation and/or extraction of petroleum hydrocarbon liquid and vapor from soil; groundwater extraction and treatment; and monitoring of the natural attenuation of the contaminants.
     The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at year-end 2009 had a recorded liability that was material to the company’s results of operations, consolidated financial position or liquidity.
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
     Under accounting standards for asset retirement obligations
(ASC 410), the fair value of a liability for an asset retirement obligation is recorded when there is a legal obligation associated with the retirement of long-lived assets and the liability can be reasonably estimated. The liability balance of approximately $10.2 billion for asset retirement obligations at year-end 2009 related primarily to upstream properties.
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
     Refer also to Note 23 on page FS-60, related to the company’s asset retirement obligations and the discussion of “Environmental Matters” on page FS-18.
     Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated.
Refer to Note 15 beginning on page FS-46 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions and a discussion for all tax jurisdictions of the differences between the amount of tax benefits recognized in the financial statements and the amount taken or expected to be taken in a tax return. The company does not expect settlement of income tax liabilities associated with uncertain tax positions will have a material effect on its results of operations, consolidated financial position or liquidity.
     Suspended Wells The company suspends the costs of exploratory wells pending a final determination of the commercial potential of the related crude-oil and natural-gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity or development decisions or both. At December 31, 2009, the company had approximately $2.4 billion of suspended exploratory wells included in properties, plant and equipment, an increase of $317 million from 2008. The 2008 balance reflected an increase of $458 million from 2007.
     The future trend of the company’s exploration expenses can be affected by amounts associated with well write-offs, including wells that had been previously suspended pending determination as to whether the well had found reserves that could be classified as proved. The effect on exploration expenses in future periods of the $2.4 billion of suspended wells at year-end 2009 is uncertain pending future activities, including normal project evaluation and additional drilling.
     Refer to Note 19, beginning on page FS-50, for additional discussion of suspended wells.
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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

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
     Using definitions and guidelines established by the American Petroleum Institute, Chevron estimated its worldwide environmental spending in 2009 at approximately $3.5 billion for its consolidated companies. Included in these expenditures were approximately $1.7 billion of environmental capital expenditures and $1.8 billion of costs associated with the prevention, control, abatement or elimination of hazardous substances and pollutants from operating, closed or divested sites, and the abandonment and restoration of sites.
     For 2010, total worldwide environmental capital expenditures are estimated at $2.1 billion. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.
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
     The discussion in this section of “critical” accounting estimates and assumptions is according to the disclosure guidelines of the Securities and Exchange Commission (SEC), wherein:
1.	the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

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
     For example, the recording of deferred tax assets requires an assessment under the accounting rules that the future realization of the associated tax benefits be “more likely than not.” Another example is the estimation of crude-oil and natural-gas reserves under SEC rules, which, effective December 31, 2009, require “...by analysis of geosciences and engineering data, (the reserves) can be estimated with reasonable certainty to be economically producible...under existing economic conditions” where existing economic conditions include prices based on the average price during the

12-month period. Refer to Table V, “Reserve Quantity Information,” beginning on page FS-69, for the changes in these estimates for the three years ending December 31, 2009, and to Table VII, “Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves” on page FS-77 for estimates of proved-reserve values for each of the three years ended December 31, 2009. Note 1 to the Consolidated Financial Statements, beginning on page FS-32, includes a description of the “successful efforts” method of accounting for oil and gas exploration and production activities. The estimates of crude-oil and natural-gas reserves are important to the timing of expense recognition for costs incurred.
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
     Note 21, beginning on page FS-52, includes information on the funded status of the company’s pension and OPEB plans at the end of 2009 and 2008; the components of pension and OPEB expense for the three years ending December 31, 2009; and the underlying assumptions for those periods.
     Pension and OPEB expense is reported on the Consolidated Statement of Income as “Operating expenses” or “Selling, general and administrative expenses” and applies to all business segments. The year-end 2009 and 2008 funded status, measured as the difference between plan assets and obligations, of each of the company’s pension and OPEB plans is recognized on the Consolidated Balance Sheet. The differences related to overfunded pension plans are reported as a long-term asset in “Deferred charges and other assets.” The differences associated with underfunded or unfunded pension and OPEB plans are reported as “Accrued liabilities” or “Reserves for employee benefit plans.” Amounts yet to be recognized as components of pension or OPEB expense are reported in “Accumulated other comprehensive loss.”
     To estimate the long-term rate of return on pension assets, the company uses a process that incorporates actual historical asset-class returns and an assessment of expected future performance and takes into consideration external actuarial advice and asset-class factors. Asset allocations are periodically updated using pension plan asset/liability studies, and the determination of the company’s estimates of long-term rates of return are consistent with these studies. The expected long-term rate of return on U.S. pension plan assets, which account for 69 percent of the company’s pension plan assets, has remained at 7.8 percent since 2002. For the 10 years ending December 31, 2009, actual asset returns averaged 3.7 percent for this plan. The actual return for 2009 was 15.7 percent and was associated with the broad recovery in the financial markets.
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
     The discount rate assumptions used to determine U.S. and international pension and postretirement benefit plan obligations and expense reflect the prevailing rates available on high-quality fixed-income debt instruments. At December 31, 2009, the company selected a 5.3 percent discount rate for the major U.S. pension plan and 5.8 percent for its OPEB plan. These rates were selected based on a cash flow analysis that matched estimated future benefit payments to the Citigroup Pension Discount Yield Curve as of year-end 2009. The discount rates at the end of 2008 and 2007 were 6.3 percent for both years for the U.S. pension and OPEB plans.
     An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. Total pension expense for 2009 was $1.1 billion. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 1 percent increase in the expected rate of return on assets of the company’s primary U.S. pension plan would have reduced total pension plan expense for 2009 by approximately $50 million. A 1 percent increase in the discount rate for this same plan, which accounted for about 61 percent of the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

companywide pension obligation, would have reduced total pension plan expense for 2009 by approximately $150 million.
     An increase in the discount rate would decrease the pension obligation, thus changing the funded status of a plan reported on the Consolidated Balance Sheet. The total pension liability on the Consolidated Balance Sheet at December 31, 2009, for underfunded plans was approximately $3.8 billion. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 0.25 percent increase in the discount rate applied to the company’s primary U.S. pension plan would have reduced the plan obligation by approximately $300 million, which would have decreased the plan’s underfunded status from approximately $1.6 billion to $1.3 billion. Other plans would be less underfunded as discount rates increase. The actual rates of return on plan assets and discount rates may vary significantly from estimates because of unanticipated changes in the world’s financial markets.
     In 2009, the company’s pension plan contributions were $1.7 billion (including $1.5 billion to the U.S. plans). In 2010, the company estimates contributions will be approximately $900 million. Actual contribution amounts are dependent upon plan-investment results, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may be required if investment returns are insufficient to offset increases in plan obligations.
     For the company’s OPEB plans, expense for 2009 was $164 million and the total liability, which reflected the unfunded status of the plans at the end of 2009, was $3.1 billion.
     As an indication of discount rate sensitivity to the determination of OPEB expense in 2009, a 1 percent increase in the discount rate for the company’s primary U.S. OPEB plan, which accounted for about 69 percent of the companywide OPEB expense, would have decreased OPEB expense by approximately $11 million. A 0.25 percent increase in the discount rate for the same plan, which accounted for about 84 percent of the companywide OPEB liabilities, would have decreased total OPEB liabilities at the end of 2009 by approximately $65 million.
     For the main U.S. postretirement medical plan, the annual increase to company contributions is limited to 4 percent per year. For active employees and retirees under age 65 whose claims experiences are combined for rating purposes, the assumed health care cost-trend rates start with 7 percent in 2010 and gradually drop to 5 percent for 2018 and beyond. As an indication of the health care cost-trend rate sensitivity to the determination of OPEB expense in 2009, a 1 percent increase in the rates for the main U.S. OPEB plan, which accounted for 84 percent of the companywide OPEB liabilities, would have increased OPEB expense $8 million.
     Differences between the various assumptions used to determine expense and the funded status of each plan and actual experience are not included in benefit plan costs in the year the difference occurs. Instead, the differences are included in actuarial gain/loss and unamortized amounts have been reflected in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet. Refer to Note 21, beginning on page FS-52, for information on the $6.7 billion of before-tax actuarial losses recorded by the company as of December 31, 2009; a description of the method used to amortize those costs; and an estimate of the costs to be recognized in expense during 2010.
     Impairment of Properties, Plant and Equipment and Investments in Affiliates The company assesses its properties, plant and equipment (PP&E) for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in the company’s business plans, changes in commodity prices and, for crude-oil and natural-gas properties, significant downward revisions of estimated proved-reserve quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.
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
     No major individual impairments of PP&E and Investments were recorded for the three years ending December 31, 2009. A sensitivity analysis of the impact on earnings for these periods if other assumptions had been used in impairment reviews and impairment calculations is not practicable, given the broad range of the company’s PP&E and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions might have avoided the need to impair any assets in these periods, whereas unfavorable changes might have caused an additional unknown number of other assets to become impaired.

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
     From time to time, the company performs impairment reviews and determines whether any write-down in the carrying value of an asset or asset group is required. For example, when significant downward revisions to crude-oil and natural-gas reserves are made for any single field or concession, an impairment review is performed to determine if the carrying value of the asset remains recoverable. Also, if the expectation of sale of a particular asset or asset group in any period has been deemed more likely than not, an impairment review is performed, and if the estimated net proceeds exceed the carrying value of the asset or asset group, no impairment charge is required. Such calculations are reviewed each period until the asset or asset group is disposed of. Assets that are not impaired on a held-and-used basis could possibly become impaired if a decision is made to sell such assets. That is, the assets would be impaired if they are classified as held-for-sale and the estimated proceeds from the sale, less costs to sell, are less than the assets’ associated carrying values.
     Goodwill Goodwill resulting from a business combination is not subject to amortization. As required by accounting standards for goodwill (ASC 350), the company tests such goodwill at the reporting unit level for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
     Under the accounting rules, a liability is generally recorded for these types of contingencies if management determines the loss to be both probable and estimable. The company generally reports these losses as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income. An exception to this handling is for income tax matters, for which benefits are recognized only if management determines the tax position is “more likely than not” (i.e., likelihood greater than 50 percent) to be allowed by the tax jurisdiction. For additional discussion of income tax uncertainties, refer to Note 15 beginning on page FS-46. Refer also to the business segment discussions elsewhere in this section for the effect on earnings from losses associated with certain litigation, environmental remediation and tax matters for the three years ended December 31, 2009.
     An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in recording these liabilities is not practicable because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss.
New Accounting Standards
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (FAS 168) In June 2009, the FASB issued FAS 168, which became effective for the company in the quarter ending September 30, 2009. This standard established the FASB Accounting Standards Codification (ASC) system as the single authoritative source of U.S. generally accepted accounting principles (GAAP) and superseded existing literature of the FASB, Emerging Issues Task Force, American Institute of CPAs and other sources. The ASC did not change GAAP, but organized the literature into about 90 accounting Topics. Adoption of the ASC did not affect the company’s accounting.
     Employer’s Disclosures About Postretirement Benefit Plan Assets (FSP FAS 132(R)-1) In December 2008, the FASB issued FSP FAS 132(R)-1, which was subsequently codified into ASC 715, Compensation – Retirement Benefits, and became effective with the company’s reporting at December 31, 2009. This standard amended and expanded the disclosure requirements for the plan assets of defined benefit pension and other postretirement plans. Refer to information beginning on page FS-52 in Note 21, Employee Benefits, for these disclosures.
     Transfers and Servicing (ASC 860), Accounting for Transfers of Financial Assets (ASU 2009-16) The FASB issued ASU 2009-16 in December 2009. This standard became effective for the company on January 1, 2010. ASU 2009-16 changes how companies account for transfers of financial assets and eliminates the concept of qualifying special-purpose entities. Adoption of the guidance is not expected to have an impact on the company’s results of operations, financial position or liquidity.
     Consolidation (ASC 810), Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17) The FASB issued ASU 2009-17 in December 2009. This standard became effective for the company January 1, 2010. ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. Adoption of the standard is not expected to have a material impact on the company’s results of operations, financial position or liquidity.
     Extractive Industries – Oil and Gas (ASC 932), Oil and Gas Reserve Estimation and Disclosures (ASU 2010-03) In January 2010, the FASB issued ASU 2010-03, which became effective for the company on December 31, 2009. The standard amends certain sections of ASC 932, Extractive Industries – Oil and Gas, to align them with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements (the final rule). The final rule was issued on December 31, 2008. Refer to Table V – Reserve Quantity Information, beginning on page FS-69, for additional information on the final rule and the impact of adoption.

THIS PAGE INTENTIONALLY LEFT BLANK

Quarterly Results and Stock Market Data
Unaudited

	2009				2008
Millions of dollars, except per-share amounts	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q

Revenues and Other Income
Sales and other operating revenues[1]	$47,588	$45,180	$39,647	$34,987	$43,145	$76,192	$80,962	$64,659
Income from equity affiliates	898	1,072	735	611	886	1,673	1,563	1,244
Other income	190	373	(177)	532	1,172	1,002	464	43

Total Revenues and Other Income	48,676	46,625	40,205	36,130	45,203	78,867	82,989	65,946

Costs and Other Deductions
Purchased crude oil and products	28,606	26,969	23,678	20,400	23,575	49,238	56,056	42,528
Operating expenses	4,899	4,403	4,209	4,346	5,416	5,676	5,248	4,455
Selling, general and administrative expenses	1,330	1,177	1,043	977	1,492	1,278	1,639	1,347
Exploration expenses	281	242	438	381	338	271	307	253
Depreciation, depletion and amortization	3,156	2,988	3,099	2,867	2,589	2,449	2,275	2,215
Taxes other than on income[1]	4,583	4,644	4,386	3,978	4,547	5,614	5,699	5,443
Interest and debt expense	–	14	6	8	–	–	–	–

Total Costs and Other Deductions	42,855	40,437	36,859	32,957	37,957	64,526	71,224	56,241

Income Before Income Tax Expense	5,821	6,188	3,346	3,173	7,246	14,341	11,765	9,705
Income Tax Expense	2,719	2,342	1,585	1,319	2,345	6,416	5,756	4,509

Net Income	$3,102	$3,846	$1,761	$1,854	$4,901	$7,925	$6,009	$5,196

Less: Net income attributable to noncontrolling interests	32	15	16	17	6	32	34	28

Net Income Attributable to Chevron Corporation	$3,070	$3,831	$1,745	$1,837	$4,895	$7,893	$5,975	$5,168

Per-Share of Common Stock
Net Income Attributable to Chevron Corporation
– Basic	$1.54	$1.92	$0.88	$0.92	$2.45	$3.88	$2.91	$2.50
– Diluted	$1.53	$1.92	$0.87	$0.92	$2.44	$3.85	$2.90	$2.48

Dividends	$0.68	$0.68	$0.65	$0.65	$0.65	$0.65	$0.65	$0.58
Common Stock Price Range – High[2]	$79.64	$72.64	$72.67	$77.35	$82.20	$99.08	$103.09	$94.61
– Low[2]	$68.14	$61.40	$63.75	$56.46	$57.83	$77.50	$86.74	$77.51

[1] Includes excise, value-added and similar taxes:	$2,086	$2,079	$2,034	$1,910	$2,080	$2,577	$2,652	$2,537
[2] End of day price.
The company’s common stock is listed on the New York Stock Exchange (trading symbol: CVX). As of February 19, 2010, stockholders of record numbered approximately 195,000. There are no restrictions on the company’s ability to pay dividends.

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
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of the company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

John S. Watson	Patricia E. Yarrington	Mark A. Humphrey
Chairman of the Board	Vice President	Vice President
and Chief Executive Officer	and Chief Financial Officer	and Comptroller
February 25, 2010

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chevron Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Chevron Corporation and its subsidiaries at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PricewaterhouseCoopers LLP
San Francisco, California
February 25, 2010

Consolidated Statement of Income
Millions of dollars, except per-share amounts

	Year ended December 31
	2009	2008	2007

Revenues and Other Income
Sales and other operating revenues*	$167,402	$264,958	$214,091
Income from equity affiliates	3,316	5,366	4,144
Other income	918	2,681	2,669

Total Revenues and Other Income	171,636	273,005	220,904

Costs and Other Deductions
Purchased crude oil and products	99,653	171,397	133,309
Operating expenses	17,857	20,795	16,932
Selling, general and administrative expenses	4,527	5,756	5,926
Exploration expenses	1,342	1,169	1,323
Depreciation, depletion and amortization	12,110	9,528	8,708
Taxes other than on income*	17,591	21,303	22,266
Interest and debt expense	28	–	166

Total Costs and Other Deductions	153,108	229,948	188,630

Income Before Income Tax Expense	18,528	43,057	32,274
Income Tax Expense	7,965	19,026	13,479

Net Income	10,563	24,031	18,795
Less: Net income attributable to noncontrolling interests	80	100	107

Net Income Attributable to Chevron Corporation	$10,483	$23,931	$18,688

Per-Share of Common Stock
Net Income Attributable to Chevron Corporation
– Basic	$5.26	$11.74	$8.83
– Diluted	$5.24	$11.67	$8.77

*Includes excise, value-added and similar taxes.	$8,109	$9,846	$10,121
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income
Millions of dollars

	Year ended December 31
	2009	2008	2007

Net Income	$10,563	$24,031	$18,795

Currency translation adjustment
Unrealized net change arising during period	60	(112)	31

Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	2	(6)	17
Reclassification to net income of net realized loss	–	–	2

Total	2	(6)	19

Derivatives
Net derivatives (loss) gain on hedge transactions	(69)	139	(10)
Reclassification to net income of net realized (gain) loss	(23)	32	7
Income taxes on derivatives transactions	32	(61)	(3)

Total	(60)	110	(6)

Defined benefit plans
Actuarial loss
Amortization to net income of net actuarial loss	575	483	356
Actuarial (loss) gain arising during period	(1,099)	(3,228)	530
Prior service cost
Amortization to net income of net prior service credits	(65)	(64)	(15)
Prior service (cost) credit arising during period	(34)	(32)	204
Defined benefit plans sponsored by equity affiliates	65	(97)	19
Income taxes on defined benefit plans	159	1,037	(409)

Total	(399)	(1,901)	685

Other Comprehensive (Loss) Gain, Net of Tax	(397)	(1,909)	729

Comprehensive Income	10,166	22,122	19,524

Comprehensive income attributable to noncontrolling interests	(80)	(100)	(107)

Comprehensive Income Attributable to Chevron Corporation	$10,086	$22,022	$19,417

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet
Millions of dollars, except per-share amounts

	At December 31
	2009	2008

Assets
Cash and cash equivalents	$8,716	$9,347
Marketable securities	106	213
Accounts and notes receivable (less allowance: 2009 – $228; 2008 – $246)	17,703	15,856
Inventories:
Crude oil and petroleum products	3,680	5,175
Chemicals	383	459
Materials, supplies and other	1,466	1,220

Total inventories	5,529	6,854
Prepaid expenses and other current assets	5,162	4,200

Total Current Assets	37,216	36,470
Long-term receivables, net	2,282	2,413
Investments and advances	21,158	20,920
Properties, plant and equipment, at cost	188,288	173,299
Less: Accumulated depreciation, depletion and amortization	91,820	81,519

Properties, plant and equipment, net	96,468	91,780
Deferred charges and other assets	2,879	4,711
Goodwill	4,618	4,619
Assets held for sale	–	252

Total Assets	$164,621	$161,165

Liabilities and Equity
Short-term debt	$384	$2,818
Accounts payable	16,437	16,580
Accrued liabilities	5,375	8,077
Federal and other taxes on income	2,624	3,079
Other taxes payable	1,391	1,469

Total Current Liabilities	26,211	32,023
Long-term debt	9,829	5,742
Capital lease obligations	301	341
Deferred credits and other noncurrent obligations	17,390	17,678
Noncurrent deferred income taxes	11,521	11,539
Reserves for employee benefit plans	6,808	6,725

Total Liabilities	72,060	74,048

Preferred stock (authorized 100,000,000 shares, $1.00 par value; none issued)	–	–
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at December 31, 2009 and 2008)	1,832	1,832
Capital in excess of par value	14,631	14,448
Retained earnings	106,289	101,102
Accumulated other comprehensive loss	(4,321)	(3,924)
Deferred compensation and benefit plan trust	(349)	(434)
Treasury stock, at cost (2009 – 434,954,774 shares; 2008 – 438,444,795 shares)	(26,168)	(26,376)

Total Chevron Corporation Stockholders’ Equity	91,914	86,648

Noncontrolling interests	647	469

Total Equity	92,561	87,117

Total Liabilities and Equity	$164,621	$161,165

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
Millions of dollars

	Year ended December 31
	2009	2008	2007

Operating Activities
Net Income	$10,563	$24,031	$18,795
Adjustments
Depreciation, depletion and amortization	12,110	9,528	8,708
Dry hole expense	552	375	507
Distributions less than income from equity affiliates	(103)	(440)	(1,439)
Net before-tax gains on asset retirements and sales	(1,255)	(1,358)	(2,315)
Net foreign currency effects	466	(355)	378
Deferred income tax provision	467	598	261
Net (increase) decrease in operating working capital	(2,301)	(1,673)	685
Increase in long-term receivables	(258)	(161)	(82)
Decrease (increase) in other deferred charges	201	(84)	(530)
Cash contributions to employee pension plans	(1,739)	(839)	(317)
Other	670	10	326

Net Cash Provided by Operating Activities	19,373	29,632	24,977

Investing Activities
Capital expenditures	(19,843)	(19,666)	(16,678)
Proceeds and deposits related to asset sales	2,564	1,491	3,338
Net sales of marketable securities	127	483	185
Repayment of loans by equity affiliates	336	179	21
Net sales (purchases) of other short-term investments	244	432	(799)

Net Cash Used for Investing Activities	(16,572)	(17,081)	(13,933)

Financing Activities
Net (payments) borrowings of short-term obligations	(3,192)	2,647	(345)
Proceeds from issuances of long-term debt	5,347	–	650
Repayments of long-term debt and other financing obligations	(496)	(965)	(3,343)
Cash dividends – common stock	(5,302)	(5,162)	(4,791)
Distributions to noncontrolling interests	(71)	(99)	(77)
Net sales (purchases) of treasury shares	168	(6,821)	(6,389)

Net Cash Used for Financing Activities	(3,546)	(10,400)	(14,295)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	114	(166)	120

Net Change in Cash and Cash Equivalents	(631)	1,985	(3,131)
Cash and Cash Equivalents at January 1	9,347	7,362	10,493

Cash and Cash Equivalents at December 31	$8,716	$9,347	$7,362

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Equity
Shares in thousands; amounts in millions of dollars

		2009		2008		2007

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock	–	$–	–	$–	–	$–

Common Stock	2,442,677	$1,832	2,442,677	$1,832	2,442,677	$1,832

Capital in Excess of Par
Balance at January 1		$14,448		$14,289		$14,126
Treasury stock transactions		183		159		163

Balance at December 31		$14,631		$14,448		$14,289

Retained Earnings
Balance at January 1		$101,102		$82,329		$68,464
Net income attributable to Chevron Corporation		10,483		23,931		18,688
Cash dividends on common stock		(5,302)		(5,162)		(4,791)
Adoption of new accounting standard for uncertain income tax positions		–		–		(35)
Tax benefit from dividends paid on unallocated ESOP shares and other		6		4		3

Balance at December 31		$106,289		$101,102		$82,329

Notes Receivable – Key Employees		$–		$–		$(1)

Accumulated Other Comprehensive Loss
Currency translation adjustment
Balance at January 1		$(171)		$(59)		$(90)
Change during year		60		(112)		31

Balance at December 31		$(111)		$(171)		$(59)
Pension and other postretirement benefit plans
Balance at January 1		$(3,909)		$(2,008)		$(2,585)
Change to defined benefit plans during year		(399)		(1,901)		685
Adoption of new accounting standard for defined benefit pension and other postretirement plans		–		–		(108)

Balance at December 31		$(4,308)		$(3,909)		$(2,008)
Unrealized net holding gain on securities
Balance at January 1		$13		$19		$–
Change during year		2		(6)		19

Balance at December 31		$15		$13		$19
Net derivatives gain (loss) on hedge transactions
Balance at January 1		$143		$33		$39
Change during year		(60)		110		(6)

Balance at December 31		$83		$143		$33

Balance at December 31		$(4,321)		$(3,924)		$(2,015)

Deferred Compensation and Benefit Plan Trust
Deferred Compensation
Balance at January 1		$(194)		$(214)		$(214)
Net reduction of ESOP debt and other		85		20		–

Balance at December 31		(109)		(194)		(214)
Benefit Plan Trust (Common Stock)	14,168	(240)	14,168	(240)	14,168	(240)

Balance at December 31	14,168	$(349)	14,168	$(434)	14,168	$(454)

Treasury Stock at Cost
Balance at January 1	438,445	$(26,376)	352,243	$(18,892)	278,118	$(12,395)
Purchases	85	(6)	95,631	(8,011)	85,429	(7,036)
Issuances – mainly employee benefit plans	(3,575)	214	(9,429)	527	(11,304)	539

Balance at December 31	434,955	$(26,168)	438,445	$(26,376)	352,243	$(18,892)

Total Chevron Corporation Stockholders’ Equity at December 31		$91,914		$86,648		$77,088

Noncontrolling Interests		$647		$469		$204

Total Equity		$92,561		$87,117		$77,292

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

Note 1 Summary of Significant Accounting Policies - Continued

Properties, Plant and Equipment The successful efforts method is used for crude-oil and natural-gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation (ARO) assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude-oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. Refer to Note 19, beginning on page FS-50, for additional discussion of accounting for suspended exploratory well costs.
     Long-lived assets to be held and used, including proved crude-oil and natural-gas properties, are assessed for possible impairment by comparing their carrying values with their associated undiscounted future net before-tax cash flows. Events that can trigger assessments for possible impairments include write-downs of proved reserves based on field performance, significant decreases in the market value of an asset, significant change in the extent or manner of use of or a physical change in an asset, and a more-likely-than-not expectation that a long-lived asset or asset group will be sold or otherwise disposed of significantly sooner than the end of its previously estimated useful life. Impaired assets are written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved crude-oil and natural-gas properties in the United States, the company generally performs the impairment review on an individual field basis. Outside the United States, reviews are performed on a country, concession, development area or field basis, as appropriate. In the refining, marketing, transportation and chemicals areas, impairment reviews are generally done on the basis of a refinery, a plant, a marketing area or marketing assets by country. Impairment amounts are recorded as incremental “Depreciation, depletion and amortization” expense.
     Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value.
     As required under accounting standards for asset retirement and environmental obligations (Accounting Standards Codification (ASC) 410), the fair value of a liability for an ARO is recorded as an asset and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. Refer also to Note 23, on page FS-60, relating to AROs.
     Depreciation and depletion of all capitalized costs of proved crude-oil and natural-gas producing properties, except mineral interests, are expensed using the unit-of-production method generally by individual field, as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual field as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed.
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
Goodwill Goodwill resulting from a business combination is not subject to amortization. As required by accounting standards for goodwill (ASC 350), the company tests such goodwill at the reporting unit level for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Environmental Expenditures Environmental expenditures that relate to ongoing operations or to conditions caused by past operations are expensed. Expenditures that create future benefits or contribute to future revenue generation are capitalized.
     Liabilities related to future remediation costs are recorded when environmental assessments or cleanups or both are probable and the costs can be reasonably estimated. For the company’s U.S. and Canadian marketing facilities, the accrual is based in part on the probability that a future remediation commitment will be required. For crude-oil, natural-gas and mineral-producing properties, a liability for an ARO is made,

Notes to the Consolidated Financial Statements
          Millions of dollars, except per-share amounts
Note 1 Summary of Significant Accounting Policies - Continued

following accounting standards for asset retirement and environmental obligations. Refer to Note 23, on page FS-60, for a discussion of the company’s AROs.
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
Currency Translation The U.S. dollar is the functional currency for substantially all of the company’s consolidated operations and those of its equity affiliates. For those operations, all gains and losses from currency translations are currently included in income. The cumulative translation effects for those few entities, both consolidated and affiliated, using functional currencies other than the U.S. dollar are included in “Currency translation adjustment” on the Consolidated Statement of Equity.
Revenue Recognition Revenues associated with sales of crude oil, natural gas, coal, petroleum and chemicals products, and all other sources are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable. Revenues from natural gas production from properties in which Chevron has an interest with other producers are generally recognized on the entitlement method. Excise, value-added and similar taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer are presented on a gross basis. The associated amounts are shown as a footnote to the Consolidated Statement of Income on page FS-27. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “Purchased crude oil and products” on the Consolidated Statement of Income.
Stock Options and Other Share-Based Compensation The company issues stock options and other share-based compensation to its employees and accounts for these transactions under the accounting standards for share-based compensation (ASC 718). For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement. Stock options and stock appreciation rights granted under the company’s Long-Term Incentive Plan have graded vesting provisions by which one-third of each award vests on the first, second and third anniversaries of the date of grant. The company amortizes these graded awards on a straight-line basis.
Note 2
Noncontrolling Interests
The company adopted accounting standards for noncontrolling interests (ASC 810) in the consolidated financial statements effective January 1, 2009, and retroactive to the earliest period presented. Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income. The term “earnings” is defined as “Net Income Attributable to Chevron Corporation.”
     Activity for the equity attributable to noncontrolling interests for 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Balance at January 1	$469	$204	$209
Net income	80	100	107
Distributions to noncontrolling interests	(71)	(99)	(77)
Other changes, net	169	264	(35)

Balance at December 31	$647	$469	$204

Note 3
Equity
Retained earnings at December 31, 2009 and 2008, included approximately $8,122 and $7,951, respectively, for the company’s share of undistributed earnings of equity affiliates.
     At December 31, 2009, about 94 million shares of Chevron’s common stock remained available for issuance from the 160 million shares that were reserved for issuance under the Chevron Corporation Long-Term Incentive Plan (LTIP). In addition, approximately 342,000 shares remain available for issuance from the 800,000 shares of the company’s common stock that were reserved for awards under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan (Non-Employee Directors’ Plan).

Note 4
Information Relating to the Consolidated Statements of Cash Flows

	Year ended December 31
	2009	2008	2007

Net (increase) decrease in operating working capital was composed of the following:
(Increase) decrease in accounts and notes receivable	$(1,476)	$6,030	$(3,867)
Decrease (increase) in inventories	1,213	(1,545)	(749)
Increase in prepaid expenses and other current assets	(264)	(621)	(370)
(Decrease) increase in accounts payable and accrued liabilities	(1,121)	(4,628)	4,930
(Decrease) increase in income and other taxes payable	(653)	(909)	741

Net (increase) decrease in operating working capital	$(2,301)	$(1,673)	$685

Net cash provided by operating activities includes the following cash payments for interest and income taxes:
Interest paid on debt (net of capitalized interest)	$–	$–	$203

Income taxes	$7,537	$19,130	$12,340

Net sales of marketable securities consisted of the following gross amounts:
Marketable securities sold	$157	$3,719	$2,160
Marketable securities purchased	(30)	(3,236)	(1,975)

Net sales of marketable securities	$127	$483	$185

In accordance with accounting standards for cash-flow classifications for stock options (ASC 718), the “Net (increase) decrease in operating working capital” includes reductions of $25, $106 and $96 for excess income tax benefits associated with stock options exercised during 2009, 2008 and 2007, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”
     The “Net sales (purchases) of treasury shares” represents the cost of common shares purchased less the cost of shares issued for share-based compensation plans. Purchases totaled $6, $8,011 and $7,036 in 2009, 2008 and 2007, respectively. Purchases in 2008 and 2007 included shares purchased under the company’s common stock repurchase programs.
     In 2009, “Net sales (purchases) of other short-term investments” consisted of $123 in restricted cash associated with capital-investment projects at the company’s Pascagoula, Mississippi refinery and the Angola liquefied-natural-gas project that was invested in short-term securities and reclassified from “Cash and cash equivalents” to “Deferred charges and other assets” on the Consolidated Balance Sheet. The company issued $350 and $650, in 2009 and 2007 respectively, of tax exempt Mississippi Gulf Opportunity Zone Bonds as a source of funds for Pascagoula Refinery projects.
     The Consolidated Statement of Cash Flows for 2009 excludes changes to the Consolidated Balance Sheet that did not affect cash. In 2008, “Net sales (purchases) of treasury shares” excludes $680 of treasury shares acquired in exchange for a U.S. upstream property and $280 in cash. The carrying value of this property in “Properties, plant and equipment” on the Consolidated Balance Sheet was not significant. In 2008, a $2,450 increase in “Accrued liabilities” and a corresponding increase to “Properties, plant and equipment, at cost” were considered non-cash transactions and excluded from “Net (increase) decrease in operating working capital” and “Capital expenditures.” In 2009, the payments related to these “Accrued liabilities” were excluded from “Net (increase) decrease in operating working capital” and were reported as “Capital expenditures.” The amount is related to upstream operating agreements outside the United States. “Capital expenditures” in 2008 excludes a $1,400 increase in “Properties, plant and equipment” related to the acquisition of an additional interest in an equity affiliate that required a change to the consolidated method of accounting for the investment during 2008. This addition was offset primarily by reductions in “Investments and advances” and working capital and an increase in “Non-current deferred income tax” liabilities. Refer also to Note 23, on page FS-60, for a discussion of revisions to the company’s AROs that also did not involve cash receipts or payments for the three years ending December 31, 2009.
     The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Year ended December 31
	2009	2008	2007

Additions to properties, plant and equipment[1]	$16,107	$18,495	$16,127
Additions to investments	942	1,051	881
Current-year dry-hole expenditures	468	320	418
Payments for other liabilities and assets, net[2]	2,326	(200)	(748)

Capital expenditures	19,843	19,666	16,678
Expensed exploration expenditures	790	794	816
Assets acquired through capital lease obligations and other financing obligations	19	9	196

Capital and exploratory expenditures, excluding equity affiliates	20,652	20,469	17,690
Company’s share of expenditures by equity affiliates	1,585	2,306	2,336

Capital and exploratory expenditures, including equity affiliates	$22,237	$22,775	$20,026

[1] Excludes noncash additions of $985 in 2009, $5,153 in 2008 and $3,560 in 2007.

[2] 2009 includes payments of $2,450 for accruals recorded in 2008.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Note 5
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
     During 2008, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganizations as if they had occurred on January 1, 2007. However, the financial information in the following table may not reflect the financial position and operating results in the future or the historical results in the periods presented if the reorganization actually had occurred on that date. The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Year ended December 31
	2009	2008	2007

Sales and other operating revenues	$121,553	$195,593	$153,574
Total costs and other deductions	120,053	185,788	147,509
Net income attributable to CUSA	1,141	7,318	5,191

	At December 31
	2009	2008

Current assets	$23,286	$32,760
Other assets	32,827	31,806
Current liabilities	16,098	14,322
Other liabilities	14,625	14,049

Total CUSA net equity	25,390	36,195

Memo: Total debt	$ 6,999	$ 6,813
     The amount for the years ended December 31, 2008, and December 31, 2007, for “Net income attributable to CUSA” and the balances at December 31, 2008, for “Other liabilities” and “Total CUSA net equity” have been adjusted by immaterial amounts associated with the allocation of income-tax liabilities among Chevron Corporation subsidiaries.
Note 6
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

	Year ended December 31
	2009	2008	2007

Sales and other operating revenues	$683	$1,022	$667
Total costs and other deductions	810	947	713
Net income attributable to CTC	(124)	120	(39)

	At December 31
	2009	2008

Current assets	$377	$482
Other assets	173	172
Current liabilities	115	98
Other liabilities	90	88

Total CTC net equity	345	468

     There were no restrictions on CTC’s ability to pay dividends or make loans or advances at December 31, 2009.
Note 7
Summarized Financial Data – Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Refer to Note 12, on page FS-43, for a discussion of TCO operations.
     Summarized financial information for 100 percent of TCO is presented in the following table:

	Year ended December 31
	2009	2008	2007

Sales and other operating revenues	$12,013	$14,329	$8,919
Costs and other deductions	6,044	5,621	3,387
Net income attributable to TCO	4,178	6,134	3,952

	At December 31
	2009	2008

Current assets	$3,190	$2,740

Other assets	12,022	12,240
Current liabilities	2,426	1,867
Other liabilities	4,484	4,759

Total TCO net equity	8,302	8,354

Note 8
Lease Commitments
Certain noncancelable leases are classified as capital leases, and the leased assets are included as part of “Properties, plant and equipment, at cost” on the Consolidated Balance Sheet. Such leasing arrangements involve tanker charters, crude-oil production and processing equipment, service stations, office buildings, and other facilities. Other leases are classified as operating leases and are not capitalized. The payments on such leases are recorded as expense. Details of the capitalized leased assets are as follows:

	At December 31
	2009	2008

Upstream	$510	$491
Downstream	332	399
Chemicals and all other	171	171

Total	1,013	1,061
Less: Accumulated amortization	585	522

Net capitalized leased assets	$428	$539

     Rental expenses incurred for operating leases during 2009, 2008 and 2007 were as follows:

	Year ended December 31
	2009	2008	2007

Minimum rentals	$2,179	$2,984	$2,419
Contingent rentals	7	6	6

Total	2,186	2,990	2,425
Less: Sublease rental income	41	41	30

Net rental expense	$2,145	$2,949	$2,395

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
     At December 31, 2009, the estimated future minimum lease payments (net of noncancelable sublease rentals) under operating and capital leases, which at inception had a non-cancelable term of more than one year, were as follows:

	At December 31
	Operating	Capital
	Leases	Leases

Year: 2010	568	90
2011	438	81
2012	406	87
2013	372	60
2014	347	44
Thereafter	1,233	137

Total	$3,364	$499

Less: Amounts representing interest and executory costs		(104)

Net present values		395
Less: Capital lease obligations included in short-term debt		(94)

Long-term capital lease obligations		$301

Note 9
Fair Value Measurements
Accounting standards for fair-value measurement (ASC 820) establish a framework for measuring fair value and stipulate disclosures about fair-value measurements. The standards apply to recurring and nonrecurring financial and nonfinancial assets and liabilities that require or permit fair-value measurements. ASC 820 became effective for Chevron on January 1, 2008, for all financial assets and liabilities and recurring nonfinancial assets and liabilities. On January 1, 2009, the standard became effective for nonrecurring nonfinancial assets and liabilities. Among the required disclosures is the fair-value hierarchy of inputs the company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:
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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 9 Fair Value Measurements - Continued

Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair-value measurements. Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities. In 2009, the company used Level 3 inputs to determine the fair value of certain nonrecurring nonfinancial assets.
     The fair-value hierarchy for recurring assets and liabilities measured at fair value at December 31, 2009, and December 31, 2008, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in Active				Prices in Active
		Markets for	Other			Markets for	Other
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
	At December 31	Assets/Liabilities	Inputs	Inputs	At December 31	Assets/Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)	2008	(Level 1)	(Level 2)	(Level 3)

Marketable Securities	$106	$106	$–	$–	$213	$213	$–	$–
Derivatives	127	14	113	–	805	529	276	–

Total Recurring Assets
at Fair Value	$233	$120	$113	$–	$1,018	$742	$276	$–

Derivatives	$101	$20	$81	$–	$516	$98	$418	$–

Total Recurring Liabilities
at Fair Value	$101	$20	$81	$–	$516	$98	$418	$–

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at December 31, 2009. Marketable securities had average maturities of less than one year.
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
     Derivatives classified as Level 2 include swaps, options, and forward contracts principally with financial institutions and other oil and gas companies, the fair values for which are obtained from third-party broker quotes, industry pric-
ing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair-value determinations and proper level of classification.
Impairments of “Properties, plant and equipment” During 2009 and in accordance with the accounting standard for the impairment or disposal of long-lived assets (ASC 360), long-lived assets “held and used” with a carrying amount of $949 were written down to a fair value of $490, resulting in a before-tax loss of $459. The fair values were determined from internal cash-flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature. Long-lived assets “held for sale” with a carrying amount of $160 were written down to a fair value of $68, resulting in a before-tax loss of $92. The fair values were determined based on bids received from prospective buyers.

Note 9 Fair Value Measurements - Continued
     The fair-value hierarchy for nonrecurring assets and liabilities measured at fair value during 2009 is presented in the following table.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Prices in Active	Other		Loss (Before Tax)
	Year Ended	Markets for	Observable	Unobservable	Year Ended
	December 31	Identical Assets	Inputs	Inputs	December 31
	2009	(Level 1)	(Level 2)	(Level 3)	2009

Properties, plant and equipment, net (held and used)	$490	$–	$–	$490	$459
Properties, plant and equipment, net (held for sale)	68	–	68	–	92

Total Nonrecurring Assets at Fair Value	$558	$–	$68	$490	$551

Assets and Liabilities Not Required to Be Measured at Fair Value The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments held are primarily time deposits and money market funds. The fair values reflect the cash that would have been received or paid if the instruments were settled at year-end. Cash equivalents had carrying/fair values of $6,396 and $7,058 at December 31, 2009 and 2008, respectively, and average maturities under 90 days. The balance at December 31, 2009, includes $123 of investments for restricted funds related to an international upstream development project and Pascagoula Refinery projects, which are included in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5,705 and $1,221 had estimated fair values of $6,229 and $1,414 at December 31, 2009 and 2008, respectively.
     Fair values of other financial instruments at the end of 2009 and 2008 were not material.
Note 10
Financial and Derivative Instruments
Derivative Commodity Instruments Chevron is exposed to market risks related to price volatility of crude oil, refined products, natural gas, natural gas liquids, liquefied natural gas and refinery feedstocks.
     The company uses derivative commodity instruments to manage these exposures on a portion of its activity, including firm commitments and anticipated transactions for the pur-
chase, sale and storage of crude oil, refined products, natural gas, natural gas liquids and feedstock for company refineries. From time to time, the company also uses derivative commodity instruments for limited trading purposes.
     The company’s derivative commodity instruments principally include crude-oil, natural-gas and refined-product futures, swaps, options and forward contracts. None of the company’s derivative instruments is designated as a hedging instrument, although certain of the company’s affiliates make such designation. The company’s derivatives are not material to the company’s financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.
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

     Derivative instruments measured at fair value at December 31, 2009, and December 31, 2008, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments

		Asset Derivatives – Fair Value		Liability Derivatives – Fair Value
Type of	Balance Sheet	At December 31	At December 31	Balance Sheet	At December 31	At December 31
Derivative Contract	Classification	2009	2008	Classification	2009	2008

Foreign Exchange	Accounts and notes receivable, net	$–	$11	Accrued liabilities	$–	$89
Commodity	Accounts and notes receivable, net	99	764	Accounts payable	73	344
Commodity	Long-term receivables, net	28	30	Deferred credits and other noncurrent obligations	28	83

		$127	$805		$101	$516

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 10 Financial and Derivative Instruments - Continued

Consolidated Statement of Income:
The Effect of Derivatives Not Designated as Hedging Instruments

			Gain/(Loss)
Type of Derivative	Statement of	Year Ended December 31
Contract	Income Classification	2009	2008

Foreign Exchange	Other income	$26	$(314)
Commodity	Sales and other
	operating revenues	(94)	706
Commodity	Purchased crude oil
	and products	(353)	424
Commodity	Other income	–	(3)

		$(421)	$813

Foreign Currency The company may enter into currency derivative contracts to manage some of its foreign currency exposures. These exposures include revenue and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. The currency derivative contracts, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. There were no open currency derivative contracts at December 31, 2009.
Interest Rates The company may enter into interest rate swaps from time to time as part of its overall strategy to manage the interest rate risk on its debt. Historically, under the terms of the swaps, net cash settlements were based on the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts. Interest rate swaps related to a portion of the company’s fixed-rate debt, if any, may be accounted for as fair value hedges. Interest rate swaps related to floating-rate debt, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. At year-end 2009, the company had no interest rate swaps. The company’s only interest rate swaps on fixed-rate debt matured in January 2009.
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
     The trade receivable balances, reflecting the company’s diversified sources of revenue, are dispersed among the company’s broad customer base worldwide. As a result, the company believes concentrations of credit risk are limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, requiring Letters of Credit is a principal method used to support sales to customers.
Note 11
Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. For this purpose, the investments are grouped as follows: upstream – exploration and production; downstream – refining, marketing and transportation; chemicals; and all other. The first three of these groupings represent the company’s “reportable segments” and “operating segments” as defined in accounting standards for segment reporting (ASC 280).
     The segments are separately managed for investment purposes under a structure that includes “segment managers” who report to the company’s “chief operating decision maker” (CODM) (terms as defined in ASC 280). The CODM is the company’s Executive Committee, a committee of senior officers that includes the Chief Executive Officer and that, in turn, reports to the Board of Directors of Chevron Corporation.
     The operating segments represent components of the company, as described in accounting standards for segment reporting (ASC 280), that engage in activities (a) from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the CODM, which makes decisions about resources to be allocated to the segments and to assess their performance; and (c) for which discrete financial information is available.
     Segment managers for the reportable segments are directly accountable to and maintain regular contact with the company’s CODM to discuss the segment’s operating activities and financial performance. The CODM approves annual capital and exploratory budgets at the reportable segment level, as well as reviews capital and exploratory funding for major projects and approves major changes to the annual capital and exploratory budgets. However, business-unit managers within the operating segments are directly responsible for decisions relating to project implementation and all other matters connected with daily operations. Company officers who are

  Note 11 Operating Segments and Geographic Data - Continued

members of the Executive Committee also have individual management responsibilities and participate in other committees for purposes other than acting as the CODM.
     “All Other” activities include mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies, and the company’s interest in Dynegy (through May 2007, when Chevron sold its interest).
     The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “International” (outside the United States).
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area are presented in the following table:

	Year ended December 31
	2009	2008	2007

Segment Earnings
Upstream
United States	$2,216	$7,126	$4,532
International	8,215	14,584	10,284

Total Upstream	10,431	21,710	14,816

Downstream
United States	(273)	1,369	966
International	838	2,060	2,536

Total Downstream	565	3,429	3,502

Chemicals
United States	198	22	253
International	211	160	143

Total Chemicals	409	182	396

Total Segment Earnings	11,405	25,321	18,714
All Other
Interest expense	(22)	–	(107)
Interest income	46	192	385
Other	(946)	(1,582)	(304)

Net Income Attributable to Chevron Corporation	$10,483	$23,931	$18,688

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at year-end 2009 and 2008 are as follows:

	At December 31
	2009	2008

Upstream
United States	$24,918	$26,071
International	74,937	72,530
Goodwill	4,618	4,619

Total Upstream	104,473	103,220

Downstream
United States	18,067	15,869
International	24,824	23,572

Total Downstream	42,891	39,441

Chemicals
United States	2,810	2,535
International	1,066	1,086

Total Chemicals	3,876	3,621

Total Segment Assets	151,240	146,282

All Other*
United States	7,125	8,984
International	6,256	5,899

Total All Other	13,381	14,883

Total Assets – United States	52,920	53,459
Total Assets – International	107,083	103,087
Goodwill	4,618	4,619

Total Assets	$164,621	$161,165

*“All Other” assets consist primarily of worldwide cash, cash equivalents and marketable securities, real estate, information systems, mining operations, power generation businesses, alternative fuels and technology companies, and assets of the corporate administrative functions.
Segment Sales and Other Operating Revenues Operating segment sales and other operating revenues, including internal transfers, for the years 2009, 2008 and 2007, are presented in the table on the following page. Products are transferred between operating segments at internal product values that approximate market prices.
     Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the transportation and trading of refined products, crude oil and natural gas liquids. Revenues

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 11 Operating Segments and Geographic Data - Continued

for the chemicals segment are derived primarily from the manufacture and sale of additives for lubricants and fuels.
“All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.
     Other than the United States, no single country accounted for 10 percent or more of the company’s total sales and other operating revenues in 2009, 2008 and 2007.

	Year ended December 31
	2009	2008	2007

Upstream
United States	$9,164	$23,503	$18,736
Intersegment	10,278	15,142	11,625

Total United States	19,442	38,645	30,361

International	13,409	19,469	15,213
Intersegment	18,477	24,204	19,647

Total International	31,886	43,673	34,860

Total Upstream	51,328	82,318	65,221

Downstream
United States	57,846	87,515	70,535
Excise and similar taxes	4,573	4,746	4,990
Intersegment	190	447	491

Total United States	62,609	92,708	76,016

International	76,668	122,064	97,178
Excise and similar taxes	3,471	5,044	5,042
Intersegment	106	122	38

Total International	80,245	127,230	102,258

Total Downstream	142,854	219,938	178,274

Chemicals
United States	271	305	351
Excise and similar taxes	-	2	2
Intersegment	194	266	235

Total United States	465	573	588

International	1,231	1,388	1,143
Excise and similar taxes	65	55	86
Intersegment	132	154	142

Total International	1,428	1,597	1,371

Total Chemicals	1,893	2,170	1,959

All Other
United States	665	815	757
Intersegment	964	917	760

Total United States	1,629	1,732	1,517

International	39	52	58
Intersegment	33	33	31

Total International	72	85	89

Total All Other	1,701	1,817	1,606

Segment Sales and Other
Operating Revenues
United States	84,145	133,658	108,482
International	113,631	172,585	138,578

Total Segment Sales and Other Operating Revenues	197,776	306,243	247,060
Elimination of intersegment sales	(30,374)	(41,285)	(32,969)

Total Sales and Other Operating Revenues	$167,402	$264,958	$214,091

Segment Income Taxes Segment income tax expense for the years 2009, 2008 and 2007 is as follows:

	Year ended December 31
	2009	2008	2007

Upstream
United States	$1,225	$3,693	$2,541
International	7,686	15,132	11,307

Total Upstream	8,911	18,825	13,848

Downstream
United States	(111)	815	520
International	182	813	400

Total Downstream	71	1,628	920

Chemicals
United States	54	(22)	6
International	46	47	36

Total Chemicals	100	25	42

All Other	(1,117)	(1,452)	(1,331)

Total Income Tax Expense	$7,965	$19,026	$13,479

Other Segment Information Additional information for the segmentation of major equity affiliates is contained in Note 12, beginning on page FS-43. Information related to properties, plant and equipment by segment is contained in Note 13, on page FS-45.

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

	Investments and Advances		Equity in Earnings
	At December 31		Year ended December 31
	2009	2008	2009	2008	2007

Upstream
Tengizchevroil	$5,938	$6,290	$2,216	$3,220	$2,135
Petropiar/Hamaca	1,139	1,130	122	317	327
Petroboscan	832	816	171	244	185
Angola LNG Limited	1,853	1,191	(12)	(8)	21
Other	686	725	118	206	204

Total Upstream	10,448	10,152	2,615	3,979	2,872

Downstream
GS Caltex Corporation	2,406	2,601	(191)	444	217
Caspian Pipeline Consortium	852	749	105	103	102
Star Petroleum Refining
Company Ltd.	873	877	(4)	22	157
Caltex Australia Ltd.	740	723	11	250	129
Colonial Pipeline Company	514	536	51	32	39
Other	1,773	1,664	311	354	318

Total Downstream	7,158	7,150	283	1,205	962

Chemicals
Chevron Phillips Chemical
Company LLC	2,327	2,037	328	158	380
Other	28	25	7	4	6

Total Chemicals	2,355	2,062	335	162	386

All Other
Other	507	567	83	20	(76)

Total equity method	$20,468	$19,931	$3,316	$5,366	$4,144
Other at or below cost	690	989

Total investments and advances	$21,158	$20,920

Total United States	$4,195	$4,002	$511	$307	$478
Total International	$16,963	$16,918	$2,805	$5,059	$3,666

     Descriptions of major affiliates, including significant differences between the company’s carrying value of its investments and its underlying equity in the net assets of the affiliates, are as follows:
Tengizchevroil Chevron has a 50 percent equity ownership interest in Tengizchevroil (TCO), a joint venture formed in 1993 to develop the Tengiz and Korolev crude-oil fields in Kazakhstan over a 40-year period. At December 31, 2009, the company’s carrying value of its investment in TCO was about $200 higher than the amount of underlying equity in TCO’s net assets. This difference results from Chevron acquiring a portion of its interest in TCO at a value greater than the underlying book value for that portion of TCO’s net assets. See Note 7, on page FS-36, for summarized financial information for 100 percent of TCO.
Petropiar Chevron has a 30 percent interest in Petropiar, a joint stock company formed in 2008 to operate the Hamaca heavy-oil production and upgrading project. The project, located in Venezuela’s Orinoco Belt, has a 25-year contract term. Prior to the formation of Petropiar, Chevron had a 30 percent interest in the Hamaca project. At December 31, 2009, the company’s carrying value of its investment in Petropiar was approximately $195 less than the amount of underlying equity in Petropiar’s net assets. The difference represents the excess of Chevron’s underlying equity in Petropiar’s net assets over the net book value of the assets contributed to the venture.
Petroboscan Chevron has a 39 percent interest in Petroboscan, a joint stock company formed in 2006 to operate the Boscan Field in Venezuela until 2026. Chevron previously operated the field under an operating service agreement. At December 31, 2009, the company’s carrying value of its investment in Petroboscan was approximately $275 higher than the amount of underlying equity in Petroboscan’s net assets. The difference reflects the excess of the net book value of the assets contributed by Chevron over its underlying equity in Petroboscan’s net assets.
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
Caltex Australia Ltd. Chevron has a 50 percent equity ownership interest in Caltex Australia Ltd. (CAL). The remaining 50 percent of CAL is publicly owned. At December 31, 2009,

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 12 Investments and Advances - Continued

the fair value of Chevron’s share of CAL common stock was approximately $1,120.
Colonial Pipeline Company Chevron owns an approximate 23 percent equity interest in the Colonial Pipeline Company. The Colonial Pipeline system runs from Texas to New Jersey and transports petroleum products in a 13-state market. At December 31, 2009, the company’s carrying value of its investment in Colonial Pipeline was approximately $550 higher than the amount of underlying equity in Colonial Pipeline net assets. This difference primarily relates to purchase price adjustments from the acquisition of Unocal Corporation.
Chevron Phillips Chemical Company LLC Chevron owns 50 percent of Chevron Phillips Chemical Company LLC. The other half is owned by ConocoPhillips Corporation.
Other Information “Sales and other operating revenues” on the Consolidated Statement of Income includes $10,391, $15,390 and $11,555 with affiliated companies for 2009, 2008 and 2007, respectively. “Purchased crude oil and products” includes
$4,631, $6,850 and $5,464 with affiliated companies for 2009, 2008 and 2007, respectively.
     “Accounts and notes receivable” on the Consolidated Balance Sheet includes $1,125 and $701 due from affiliated companies at December 31, 2009 and 2008, respectively. “Accounts payable” includes $345 and $289 due to affiliated companies at December 31, 2009 and 2008, respectively.

     The following table provides summarized financial information on a 100 percent basis for all equity affiliates as well as Chevron’s total share, which includes Chevron loans to affiliates of $2,422 at December 31, 2009.

	Affiliates			Chevron Share
Year ended December 31	2009	2008	2007	2009	2008	2007

Total revenues	$81,995	$112,707	$94,864	$39,280	$54,055	$46,579
Income before income tax expense	11,083	17,500	12,510	4,511	7,532	5,836
Net income attributable to affiliates	8,261	12,705	9,743	3,285	5,524	4,550

At December 31

Current assets	$27,111	$25,194	$26,360	$11,009	$10,804	$11,914
Noncurrent assets	55,363	51,878	48,440	21,361	20,129	19,045
Current liabilities	17,450	17,727	19,033	7,833	7,474	9,009
Noncurrent liabilities	21,531	21,049	22,757	5,106	4,533	3,745

Total affiliates’ net equity	$43,493	$38,296	$33,010	$19,431	$18,926	$18,205

Note 13
Properties, Plant and Equipment1

	At December 31						Year ended December 31
	Gross Investment at Cost			Net Investment			Additions at Cost[2]			Depreciation Expense[3]
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Upstream
United States	$57,645	$54,156	$50,991	$21,885	$22,294	$19,850	$3,496	$5,374	$5,725	$3,963	$2,683	$2,700
International	93,177	84,282	71,408	54,253	51,140	43,431	9,750	13,177	10,512	6,651	5,441	4,605

Total Upstream	150,822	138,438	122,399	76,138	73,434	63,281	13,246	18,551	16,237	10,614	8,124	7,305

Downstream
United States	18,915	17,394	15,807	10,089	8,977	7,685	1,871	2,032	1,514	664	629	509
International	12,319	11,587	10,471	6,806	6,001	4,690	1,424	2,285	519	437	469	633

Total Downstream	31,234	28,981	26,278	16,895	14,978	12,375	3,295	4,317	2,033	1,101	1,098	1,142

Chemicals
United States	730	725	678	331	338	308	25	50	40	31	19	19
International	913	828	815	545	496	453	85	72	53	35	33	26

Total Chemicals	1,643	1,553	1,493	876	834	761	110	122	93	66	52	45

All Other[4]
United States	4,569	4,310	3,873	2,548	2,523	2,179	354	598	680	325	250	215
International	20	17	41	11	11	14	3	5	5	4	4	1

Total All Other	4,589	4,327	3,914	2,559	2,534	2,193	357	603	685	329	254	216

Total United States	81,859	76,585	71,349	34,853	34,132	30,022	5,746	8,054	7,959	4,983	3,581	3,443
Total International	106,429	96,714	82,735	61,615	57,648	48,588	11,262	15,539	11,089	7,127	5,947	5,265

Total	$188,288	$173,299	$154,084	$96,468	$91,780	$78,610	$17,008	$23,593	$19,048	$12,110	$9,528	$8,708

[1] Other than the United States and Nigeria, no other country accounted for 10 percent or more of the company’s net properties, plant and equipment (PP&E) in 2009 and 2008. Only the United States had more than 10 percent in 2007. Nigeria had net PP&E of $12,463 and $10,730 for 2009 and 2008, respectively.

[2] Net of dry hole expense related to prior years’ expenditures of $84, $55 and $89 in 2009, 2008 and 2007, respectively.

[3] Depreciation expense includes accretion expense of $463, $430 and $399 in 2009, 2008 and 2007, respectively.

[4] Primarily mining operations, power generation businesses, real estate assets and management information systems.
Note 14
Litigation
MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 50 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.
Ecuador Chevron is a defendant in a civil lawsuit before the Superior Court of Nueva Loja in Lago Agrio, Ecuador, brought in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.
     Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 14 Litigation - Continued

given to Texpet by the Republic of Ecuador and Petroecuador. With regard to the facts, the company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.
     In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8,000, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8,300 could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18,900 and an increase in the assessment for purported unjust enrichment to a total of $8,400. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. Chevron filed motions to annul all of the rulings made by the prior judge, but the new judge denied these motions. The court has completed most of the procedural aspects of the case and could render a judgment at any time. Chevron will continue a vigorous defense of any attempted imposition of liability.
     In the event of an adverse judgment, Chevron would expect to pursue its appeals and vigorously defend against enforcement of any such judgment; therefore, the ultimate outcome – and any financial effect on Chevron – remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the engineer’s report, management does not believe the report has any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).
Note 15
Taxes
Income Taxes

	Year ended December 31
	2009	2008	2007

Taxes on income
U.S. Federal
Current	$128	$2,879	$1,446
Deferred	(147)	274	225
State and local
Current	216	528	356
Deferred	14	141	(18)

Total United States	211	3,822	2,009

International
Current	7,154	15,021	11,416
Deferred	600	183	54

Total International	7,754	15,204	11,470

Total taxes on income	$7,965	$19,026	$13,479

     In 2009, before-tax income for U.S. operations, including related corporate and other charges, was $1,310, compared with before-tax income of $10,765 and $7,886 in 2008 and 2007, respectively. For international operations, before-tax income was $17,218, $32,292 and $24,388 in 2009, 2008 and 2007, respectively. U.S. federal income tax expense was reduced by $204, $198 and $132 in 2009, 2008 and 2007, respectively, for business tax credits.
     The reconciliation between the U.S. statutory federal income tax rate and the company’s effective income tax rate is explained in the following table:

	Year ended December 31
	2009	2008	2007

U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of income taxes from international operations at rates different from the U.S. statutory rate	10.4	10.1	8.2
State and local taxes on income, net of U.S. federal income tax benefit	0.9	1.0	0.8
Prior-year tax adjustments	(0.3)	(0.1)	0.3
Tax credits	(1.1)	(0.5)	(0.4)
Effects of enacted changes in tax laws	0.1	(0.6)	(0.3)
Other	(2.0)	(0.7)	(1.8)

Effective tax rate	43.0%	44.2%	41.8%

Note 15 Taxes - Continued

     The company’s effective tax rate decreased from 44.2 percent in 2008 to 43.0 percent in 2009. The rate was lower in 2009 mainly due to the effect of deferred tax benefits and relatively low tax rates on asset sales, both related to an international upstream project. In addition, a greater proportion of before-tax income was earned in 2009 by equity affiliates than in 2008. (Equity-affiliate income is reported as a single amount on an after-tax basis on the Consolidated Statement of Income.) Partially offsetting these items was the effect of a greater proportion of income earned in 2009 in tax jurisdictions with higher tax rates.
     The company records its deferred taxes on a tax-jurisdiction basis and classifies those net amounts as current or noncurrent based on the balance sheet classification of the related assets or liabilities. The reported deferred tax balances are composed of the following:

	At December 31
	2009	2008

Deferred tax liabilities
Properties, plant and equipment	$18,545	$18,271
Investments and other	2,350	2,225

Total deferred tax liabilities	20,895	20,496

Deferred tax assets
Foreign tax credits	(5,387)	(4,784)
Abandonment/environmental reserves	(4,424)	(4,338)
Employee benefits	(3,499)	(3,488)
Deferred credits	(3,469)	(3,933)
Tax loss carryforwards	(819)	(1,139)
Other accrued liabilities	(553)	(445)
Inventory	(431)	(260)
Miscellaneous	(1,681)	(1,732)

Total deferred tax assets	(20,263)	(20,119)

Deferred tax assets valuation allowance	7,921	7,535

Total deferred taxes, net	$8,553	$7,912

     Deferred tax liabilities at the end of 2009 increased by approximately $400 from year-end 2008. The increase was primarily related to increased temporary differences for properties, plant and equipment.
     Deferred tax assets were essentially unchanged in 2009. Increases related to additional foreign tax credits arising from earnings in high-tax-rate international jurisdictions (which were substantially offset by valuation allowances) and to inventory-related temporary differences. These effects were offset by reductions in deferred credits and tax loss carryforwards primarily resulting from the usage of tax benefits in international tax jurisdictions.
     The overall valuation allowance relates to deferred tax assets for foreign tax credit carryforwards, tax loss carryforwards and temporary differences. It reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. Tax loss carryforwards exist in many international jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2010 through 2036. Foreign tax credit carryforwards of $5,387 will expire between 2010 and 2019.
     At December 31, 2009 and 2008, deferred taxes were classified on the Consolidated Balance Sheet as follows:

	At December 31
	2009	2008

Prepaid expenses and other current assets	$(1,825)	$(1,130)
Deferred charges and other assets	(1,268)	(2,686)
Federal and other taxes on income	125	189
Noncurrent deferred income taxes	11,521	11,539

Total deferred income taxes, net	$8,553	$7,912

     Income taxes are not accrued for unremitted earnings of international operations that have been or are intended to be reinvested indefinitely. Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled $20,458 at December 31, 2009. This amount represents earnings reinvested as part of the company’s ongoing international business. It is not practicable to estimate the amount of taxes that might be payable on the eventual remittance of earnings that are intended to be reinvested indefinitely. At the end of 2009, deferred income taxes were recorded for the undistributed earnings of certain international operations for which the company no longer intends to indefinitely reinvest the earnings. The company does not anticipate incurring significant additional taxes on remittances of earnings that are not indefinitely reinvested.
Uncertain Income Tax Positions Under accounting standards for uncertainty in income taxes (ASC 740-10), a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in the accounting standards for income taxes (ASC 740-10-20) refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 15 Taxes - Continued

     The following table indicates the changes to the company’s unrecognized tax benefits for the year ended December 31, 2009. The term “unrecognized tax benefits” in the accounting standards for income taxes (ASC 740-10-20) refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	2009	2008	2007

Balance at January 1	$2,696	$2,199	$2,296
Foreign currency effects	(1)	(1)	19
Additions based on tax positions taken in current year	459	522	418
Reductions based on tax positions taken in current year	–	(17)	–
Additions/reductions resulting from current-year asset acquisitions/sales	–	175	–
Additions for tax positions taken in prior years	533	337	120
Reductions for tax positions taken in prior years	(182)	(246)	(225)
Settlements with taxing authorities in current year	(300)	(215)	(255)
Reductions as a result of a lapse of the applicable statute of limitations	(10)	(58)	–
Reductions due to tax positions previously expected to be taken but subsequently not taken on prior-year tax returns	–	–	(174)

Balance at December 31	$3,195	$2,696	$2,199

     Although unrecognized tax benefits for individual tax positions may increase or decrease during 2010, the company believes that no change will be individually significant during 2010. Approximately 90 percent of the $3,195 of unrecognized tax benefits at December 31, 2009, would have an impact on the effective tax rate if subsequently recognized.
     Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of December 31, 2009. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States – 2005, Nigeria – 1994, Angola – 2001 and Saudi Arabia – 2003.
     On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income tax expense.” As of December 31, 2009, accruals of $232 for anticipated interest and penalty obligations were included on the Consolidated Balance Sheet, compared with accruals of $276 as of year-end 2008. Income tax (benefit) expense associated with interest and penalties was $(20), $79 and $70 in 2009, 2008 and 2007, respectively.
Taxes Other Than on Income

	Year ended December 31
	2009	2008	2007

United States
Excise and similar taxes on products and merchandise	$4,573	$4,748	$4,992
Import duties and other levies	(4)	1	12
Property and other miscellaneous taxes	584	588	491
Payroll taxes	223	204	185
Taxes on production	135	431	288

Total United States	5,511	5,972	5,968

International
Excise and similar taxes on products and merchandise	3,536	5,098	5,129
Import duties and other levies	6,550	8,368	10,404
Property and other miscellaneous taxes	1,740	1,557	528
Payroll taxes	134	106	89
Taxes on production	120	202	148

Total International	12,080	15,331	16,298

Total taxes other than on income	$17,591	$21,303	$22,266

Note 16
Short-Term Debt

	At December 31
	2009	2008

Commercial paper*	$2,499	$5,742
Notes payable to banks and others with originating terms of one year or less	213	149
Current maturities of long-term debt	66	429
Current maturities of long-term
capital leases	76	78
Redeemable long-term obligations
Long-term debt	1,702	1,351
Capital leases	18	19

Subtotal	4,574	7,768
Reclassified to long-term debt	(4,190)	(4,950)

Total short-term debt	$384	$2,818

*	Weighted-average interest rates at December 31, 2009 and 2008, were 0.08 percent and 0.67 percent, respectively.
     Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders within one year following the balance sheet date. In 2009, $350 of tax-exempt Gulf Opportunity Zone bonds related to projects at the Pascagoula Refinery were issued.
     The company periodically enters into interest rate swaps on a portion of its short-term debt. At December 31, 2009, the company had no interest rate swaps on short-term debt. See Note 10, beginning on page FS-39, for information concerning the company’s debt-related derivative activities.
     At December 31, 2009, the company had $5,100 of committed credit facilities with banks worldwide, which permit the company to refinance short-term obligations on a long-term basis. The facilities support the company’s commercial paper borrowings. Interest on borrowings under the terms of specific agreements may be based on the London Interbank Offered Rate or bank prime rate. No amounts were outstanding under these credit agreements during 2009 or at year-end.
     At December 31, 2009 and 2008, the company classified $4,190 and $4,950, respectively, of short-term debt as long-term. Settlement of these obligations is not expected to require the use of working capital in 2010, as the company has both the intent and the ability to refinance this debt on a long-term basis.
Note 17
Long-Term Debt
Total long-term debt, excluding capital leases, at December 31, 2009, was $9,829. The company’s long-term debt outstanding at year-end 2009 and 2008 was as follows:

	At December 31
	2009	2008

3.95% notes due 2014	$1,997	$–
3.45% notes due 2012	1,500	–
4.95% notes due 2019	1,500	–
5.5% notes due 2009	–	400
8.625% debentures due 2032	147	147
7.327% amortizing notes due 2014[1]	109	194
8.625% debentures due 2031	107	108
7.5% debentures due 2043	83	85
8% debentures due 2032	74	74
9.75% debentures due 2020	56	56
8.875% debentures due 2021	40	40
8.625% debentures due 2010	30	30
Medium-term notes, maturing from
2021 to 2038 (5.97%)[2]	38	38
Fixed interest rate notes, maturing 2011 (9.378%)[2]	19	21
Other foreign currency obligations	–	13
Other long-term debt (6.69%)[2]	5	15

Total including debt due within one year	5,705	1,221
Debt due within one year	(66)	(429)
Reclassified from short-term debt	4,190	4,950

Total long-term debt	$9,829	$5,742

[1]	Guarantee of ESOP debt.

[2]	Weighted-average interest rate at December 31, 2009.
     Long-term debt of $5,705 matures as follows: 2010 – $66; 2011 – $33; 2012 – $1,520; 2013 – $21; 2014 – $2,020; and after 2014 – $2,045.
     In 2009, $5,000 of public bonds was issued, and $400 of Texaco Capital Inc. bonds matured. In 2008, debt totaling $822 matured, including $749 of Chevron Canada Funding Company notes.

Note 18
New Accounting Standards
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (FAS 168) In June 2009, the FASB issued FAS 168, which became effective for the company in the quarter ending September 30, 2009. This standard established the FASB Accounting Standards Codification (ASC) system as the single authoritative source of U.S. generally accepted accounting principles (GAAP) and superseded existing literature of the FASB, Emerging Issues Task Force, American Institute of CPAs and other sources. The ASC did not change GAAP, but organized the literature into about 90 accounting Topics. Adoption of the ASC did not affect the company’s accounting.
Employer’s Disclosures About Postretirement Benefit Plan Assets (FSP FAS 132(R)-1) In December 2008, the FASB issued FSP FAS 132(R)-1, which was subsequently codified into ASC 715, Compensation – Retirement Benefits, and became effective with the company’s reporting at December 31, 2009. This standard amended and expanded the disclosure requirements for the plan assets of defined benefit pension and other postretirement plans. Refer to information beginning on page FS-52 in Note 21, Employee Benefits, for these disclosures.
Transfers and Servicing (ASC 860), Accounting for Transfers of Financial Assets (ASU 2009-16) The FASB issued ASU 2009-16 in December 2009. This standard became effective for the company on January 1, 2010. ASU 2009-16 changes how companies account for transfers of financial assets and eliminates the concept of qualifying special-purpose entities. Adoption of the guidance is not expected to have an impact on the company’s results of operations, financial position or liquidity.
Consolidation (ASC 810), Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17) The FASB issued ASU 2009-17 in December 2009. This standard became effective for the company January 1, 2010. ASU 2009-17 requires the enterprise to qualitatively

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 18 New Accounting Standards - Continued

assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. Adoption of the standard is not expected to have a material impact on the company’s results of operations, financial position or liquidity.
Extractive Industries – Oil and Gas (ASC 932), Oil and Gas Reserve Estimation and Disclosures (ASU 2010-03) In January 2010, the FASB issued ASU 2010-03, which became effective for the company on December 31, 2009. The standard amends certain sections of ASC 932, Extractive Industries – Oil and Gas, to align them with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements (the final rule). The final rule was issued on December 31, 2008. Refer to Table V – Reserve Quantity Information, beginning on page FS-69, for additional information on the final rule and the impact of adoption.
Note 19
Accounting for Suspended Exploratory Wells
Accounting standards for the costs of exploratory wells (ASC 932) provide that exploratory well costs continue to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well and (b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an enterprise obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. The accounting standards provide a number of indicators that can assist an entity in demonstrating that sufficient progress is being made in assessing the reserves and economic viability of the project.
     The following table indicates the changes to the company’s suspended exploratory well costs for the three years ended December 31, 2009:

	2009	2008	2007

Beginning balance at January 1	$2,118	$1,660	$1,239
Additions to capitalized exploratory well costs pending the determination of proved reserves	663	643	486
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(174)	(49)	(23)
Capitalized exploratory well costs
charged to expense	(172)	(136)	(42)

Ending balance at December 31	$2,435	$2,118	$1,660

     The following table provides an aging of capitalized well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

	At December 31
	2009	2008	2007

Exploratory well costs capitalized for a period of one year or less	$564	$559	$449
Exploratory well costs capitalized for a period greater than one year	1,871	1,559	1,211

Balance at December 31	$2,435	$2,118	$1,660

Number of projects with exploratory well costs that have been capitalized for a period greater than one year*	46	50	54

*	Certain projects have multiple wells or fields or both.
Of the $1,871 of exploratory well costs capitalized for more than one year at December 31, 2009, $1,143 (28 projects) is related to projects that had drilling activities under way or firmly planned for the near future. The $728 balance is related to 18 projects in areas requiring a major capital expenditure before production could begin and for which additional drilling efforts were not under way or firmly planned for the near future. Additional drilling was not deemed necessary because the presence of hydrocarbons had already been established, and other activities were in process to enable a future decision on project development.

Note 19 Accounting for Suspended Exploratory Wells - Continued

     The projects for the $728 referenced above had the following activities associated with assessing the reserves and the projects’ economic viability: (a) $330 (one project) – negotiation of crude-oil and natural-gas transportation contracts and construction agreements; (b) $107 (two projects) – discussion with possible natural-gas purchasers ongoing; (c) $73 (two projects) – continued unitization efforts on adjacent discoveries that span international boundaries while planning on an LNG facility has commenced; (d) $49 (one project) – progression of development concept selection; (e) $47 (one project) – subsurface and facilities engineering studies concluding with front-end engineering and design expected to begin in early 2010; (f) $34 (one project) – reviewing development alternatives; $88 – miscellaneous activities for 10 projects with smaller amounts suspended. While progress was being made on all 46 projects, the decision on the recognition of proved reserves under SEC rules in some cases may not occur for several years because of the complexity, scale and negotiations connected with the projects. The majority of these decisions are expected to occur in the next three years.
     The $1,871 of suspended well costs capitalized for a period greater than one year as of December 31, 2009, represents 149 exploratory wells in 46 projects. The tables below contain the aging of these costs on a well and project basis:

		Number
Aging based on drilling completion date of individual wells:	Amount	of wells

1992	$8	3
1997–1998	15	3
1999–2003	271	42
2004–2008	1,577	101

Total	$1,871	149

Aging based on drilling completion date of last		Number
suspended well in project:	Amount	of projects

1992	$8	1
1999	8	1
2003–2004	242	5
2005–2009	1,613	39

Total	$1,871	46

Note 20
Stock Options and Other Share-Based Compensation
Compensation expense for stock options for 2009, 2008 and 2007 was $182 ($119 after tax), $168 ($109 after tax) and $146 ($95 after tax), respectively. In addition, compensation expense for stock appreciation rights, restricted stock, performance units and restricted stock units was $170 ($110 after tax), $132 ($86 after tax) and $205 ($133 after tax) for 2009, 2008 and 2007, respectively. No significant stock-based compensation cost was capitalized at December 31, 2009 and 2008.
     Cash received in payment for option exercises under all share-based payment arrangements for 2009, 2008 and 2007 was $147, $404 and $445, respectively. Actual tax benefits realized for the tax deductions from option exercises were $25, $103 and $94 for 2009, 2008 and 2007, respectively.
     Cash paid to settle performance units and stock appreciation rights was $89, $136 and $88 for 2009, 2008 and 2007, respectively.
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
Texaco Stock Incentive Plan (Texaco SIP) On the closing of the acquisition of Texaco in October 2001, outstanding options granted under the Texaco SIP were converted to Chevron options. These options, which have 10-year contractual lives extending into 2011, retained a provision for being restored. This provision enables a participant who exercises a stock option to receive new options equal to the number of shares exchanged or who has shares withheld to satisfy tax withholding obligations to receive new options equal to the number of shares exchanged or withheld. The restored options are fully exercisable six months after the date of grant, and the exercise price is the market value of the common stock on the day the restored option is granted. Beginning in 2007, restored options were issued under the LTIP. No further awards may be granted under the former Texaco plans.
Unocal Share-Based Plans (Unocal Plans) When Chevron acquired Unocal in August 2005, outstanding stock options and stock appreciation rights granted under various Unocal Plans were exchanged for fully vested Chevron options and appreciation rights. These awards retained the same provisions as the original Unocal Plans. If not exercised, these awards will expire between early 2010 and early 2015.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 20 Stock Options and Other Share-Based
               Compensation - Continued

     The fair market values of stock options and stock appreciation rights granted in 2009, 2008 and 2007 were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Year ended December 31
	2009	2008	2007

Stock Options
Expected term in years[1]	6.0	6.1	6.3
Volatility[2]	30.2%	22.0%	22.0%
Risk-free interest rate based on zero coupon U.S. treasury note	2.1%	3.0%	4.5%
Dividend yield	3.2%	2.7%	3.2%
Weighted-average fair value per option granted	$15.36	$15.97	$15.27

Restored Options
Expected term in years[1]	1.2	1.2	1.6
Volatility[2]	45.0%	23.1%	21.2%
Risk-free interest rate based on zero coupon U.S. treasury note	1.1%	1.9%	4.5%
Dividend yield	3.5%	2.7%	3.2%
Weighted-average fair value per option granted	$12.38	$10.01	$8.61

[1]	Expected term is based on historical exercise and postvesting cancellation data.

[2]	Volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.
     A summary of option activity during 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(Thousands)	Price	Term	Value

Outstanding at January 1, 2009	59,013	$61.36
Granted	14,709	$69.69
Exercised	(3,418)	$45.75
Restored	1	$70.40
Forfeited	(842)	$76.02
Outstanding at December 31, 2009	69,463	$63.70	6.4 yrs	$1,019

Exercisable at December 31, 2009	44,120	$57.34	5.1 yrs	$904

     The total intrinsic value (i.e., the difference between the exercise price and the market price) of options exercised during 2009, 2008 and 2007 was $91, $433 and $423, respectively. During this period, the company continued its practice of issuing treasury shares upon exercise of these awards.
     As of December 31, 2009, there was $233 of total unrecognized before-tax compensation cost related to nonvested share-based compensation arrangements granted or restored under the plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
     At January 1, 2009, the number of LTIP performance units outstanding was equivalent to 2,400,555 shares. During 2009, 992,800 units were granted, 668,953 units vested with cash proceeds distributed to recipients and 45,294 units were forfeited. At December 31, 2009, units outstanding were 2,679,108, and the fair value of the liability recorded for these instruments was $233. In addition, outstanding stock appreciation rights and other awards that were granted under various LTIP and former Texaco and Unocal programs totaled approximately 1.5 million equivalent shares as of December 31, 2009. A liability of $45 was recorded for these awards.
     In March 2009, Chevron granted all eligible LTIP employees restricted stock units in lieu of annual cash bonus. The expense associated with these special restricted stock units was recognized at the time of the grants. A total of 453,965 units were granted at $69.70 per unit at the time of the grant. Total fair value of the special restricted stock units was $32 as of December 31, 2009. All of the special restricted stock units will be payable in November 2010.
Note 21
Employee Benefit Plans
The company has defined benefit pension plans for many employees. The company typically prefunds defined benefit plans as required by local regulations or in certain situations where prefunding provides economic advantages. In the United States, all qualified plans are subject to the Employee Retirement Income Security Act (ERISA) minimum funding standard. The company does not typically fund U.S. nonqualified pension plans that are not subject to funding requirements under laws and regulations because contributions to these pension plans may be less economic and investment returns may be less attractive than the company’s other investment alternatives.
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
     Under accounting standards for postretirement benefits (ASC 715), the company recognizes the overfunded or underfunded status of each of its defined benefit pension and OPEB as an asset or liability on the Consolidated Balance Sheet.
     The funded status of the company’s pension and other postretirement benefit plans for 2009 and 2008 is on the following page:

Note 21 Employee Benefit Plans - Continued

	Pension Benefits
	2009		2008		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2009	2008

Change in Benefit Obligation
Benefit obligation at January 1	$8,127	$3,891	$8,395	$4,633	$2,931	$2,939
Service cost	266	128	250	132	43	44
Interest cost	481	292	499	292	180	178
Plan participants’ contributions	–	7	–	9	145	152
Plan amendments	1	10	–	32	20	–
Curtailments	–	–	–	–	(5)	–
Actuarial loss (gain)	1,391	299	(62)	(104)	56	(14)
Foreign currency exchange rate changes	–	333	–	(858)	27	(28)
Benefits paid	(602)	(245)	(955)	(246)	(332)	(340)
Special termination benefits	–	–	–	1	–	–

Benefit obligation at December 31	9,664	4,715	8,127	3,891	3,065	2,931

Change in Plan Assets
Fair value of plan assets at January 1	5,448	2,600	7,918	3,892	–	–
Actual return on plan assets	964	402	(2,092)	(655)	–	–
Foreign currency exchange rate changes	–	226	–	(662)	–	–
Employer contributions	1,494	245	577	262	187	188
Plan participants’ contributions	–	7	–	9	145	152
Benefits paid	(602)	(245)	(955)	(246)	(332)	(340)

Fair value of plan assets at December 31	7,304	3,235	5,448	2,600	–	–

Funded Status at December 31	$(2,360)	$(1,480)	$(2,679)	$(1,291)	$(3,065)	$(2,931)

     Amounts recognized on the Consolidated Balance Sheet for the company’s pension and other postretirement benefit plans at December 31, 2009 and 2008, include:

	Pension Benefits
	2009		2008		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2009	2008

Deferred charges and other assets	$6	$37	$6	$31	$–	$–
Accrued liabilities	(66)	(67)	(72)	(61)	(208)	(209)
Reserves for employee benefit plans	(2,300)	(1,450)	(2,613)	(1,261)	(2,857)	(2,722)

Net amount recognized at December 31	$(2,360)	$(1,480)	$(2,679)	$(1,291)	$(3,065)	$(2,931)

     Amounts recognized on a before-tax basis in “Accumulated other comprehensive loss” for the company’s pension and OPEB plans were $6,454 and $5,831 at the end of 2009 and 2008, respectively. These amounts consisted of:

	Pension Benefits
	2009		2008		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2009	2008

Net actuarial loss	$4,181	$1,889	$3,797	$1,804	$465	$410
Prior-service (credit) costs	(60)	201	(68)	211	(222)	(323)

Total recognized at December 31	$4,121	$2,090	$3,729	$2,015	$243	$87

     The accumulated benefit obligations for all U.S. and international pension plans were $8,707 and $4,029, respectively, at December 31, 2009, and $7,376 and $3,273, respectively, at December 31, 2008.
     Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008, was:

	Pension Benefits
	2009		2008
	U.S.	Int’l.	U.S.	Int’l.

Projected benefit obligations	$9,658	$3,550	$8,121	$2,906
Accumulated benefit obligations	8,702	3,102	7,371	2,539
Fair value of plan assets	7,292	2,116	5,436	1,698

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 21 Employee Benefit Plans - Continued
     The components of net periodic benefit cost and amounts recognized in other comprehensive income for 2009, 2008 and 2007 are shown in the table below:

	Pension Benefits
	2009		2008		2007		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2009	2008	2007

Net Periodic Benefit Cost
Service cost	$266	$128	$250	$132	$260	$125	$43	$44	$49
Interest cost	481	292	499	292	483	255	180	178	184
Expected return on plan assets	(395)	(203)	(593)	(273)	(578)	(266)	–	–	–
Amortization of prior-service
(credits) costs	(7)	23	(7)	24	46	17	(81)	(81)	(81)
Recognized actuarial losses	298	108	60	77	128	82	27	38	81
Settlement losses	141	1	306	2	65	–	–	–	–
Curtailment losses	–	–	–	–	–	3	(5)	–	–
Special termination benefit recognition	–	–	–	1	–	–	–	–	–

Total net periodic benefit cost	784	349	515	255	404	216	164	179	233

Changes Recognized in Other
Comprehensive Income
Net actuarial loss (gain) during period	823	194	2,624	646	(160)	31	82	(42)	(401)
Amortization of actuarial loss	(439)	(109)	(366)	(79)	(193)	(82)	(27)	(38)	(81)
Prior service cost (credit) during period	1	13	–	32	(301)	97	20	–	–
Amortization of prior-service
credits (costs)	7	(23)	7	(24)	(46)	(20)	81	81	81

Total changes recognized in
other comprehensive income	392	75	2,265	575	(700)	26	156	1	(401)

Recognized in Net Periodic
Benefit Cost and Other
Comprehensive Income	$1,176	$424	$2,780	$830	$(296)	$242	$320	$180	$(168)

     Net actuarial losses recorded in “Accumulated other comprehensive loss” at December 31, 2009, for the company’s U.S. pension, international pension and OPEB plans are being amortized on a straight-line basis over approximately 11, 13 and 10 years, respectively. These amortization periods represent the estimated average remaining service of employees expected to receive benefits under the plans. These losses are amortized to the extent they exceed 10 percent of the higher of the projected benefit obligation or market-related value of plan assets. The amount subject to amortization is determined on a plan-by-plan basis. During 2010, the company estimates actuarial losses of $318, $102 and $26 will be amortized from “Accumulated other comprehensive loss” for U.S. pension, international pension and OPEB plans, respec-
tively. In addition, the company estimates an additional $220 will be recognized from “Accumulated other comprehensive loss” during 2010 related to lump-sum settlement costs from U.S. pension plans.
     The weighted average amortization period for recognizing prior service costs (credits) recorded in “Accumulated other comprehensive loss” at December 31, 2009, was approximately eight and 12 years for U.S. and international pension plans, respectively, and eight years for other postretirement benefit plans. During 2010, the company estimates prior service (credits) costs of $(7), $27 and $(74) will be amortized from “Accumulated other comprehensive loss” for U.S. pension, international pension and OPEB plans, respectively.

Note 21 Employee Benefit Plans - Continued
Assumptions The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits
	2009		2008		2007		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2009	2008	2007

Assumptions used to determine benefit obligations
Discount rate	5.3%	6.8%	6.3%	7.5%	6.3%	6.7%	5.9%	6.3%	6.3%
Rate of compensation increase	4.5%	6.3%	4.5%	6.8%	4.5%	6.4%	N/A	4.0%	4.5%
Assumptions used to determine net periodic benefit cost
Discount rate	6.3%	7.5%	6.3%	6.7%	5.8%	6.0%	6.3%	6.3%	5.8%
Expected return on plan assets	7.8%	7.5%	7.8%	7.4%	7.8%	7.5%	N/A	N/A	N/A
Rate of compensation increase	4.5%	6.8%	4.5%	6.4%	4.5%	6.1%	N/A	4.5%	4.5%

Expected Return on Plan Assets The company’s estimated long-term rates of return on pension assets are driven primarily by actual historical asset-class returns, an assessment of expected future performance, advice from external actuarial firms and the incorporation of specific asset-class risk factors. Asset allocations are periodically updated using pension plan asset/liability studies, and the company’s estimated long-term rates of return are consistent with these studies.
     There have been no changes in the expected long-term rate of return on plan assets since 2002 for U.S. plans, which account for 69 percent of the company’s pension plan assets. At December 31, 2009, the estimated long-term rate of return on U.S. pension plan assets was 7.8 percent.
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
Discount Rate The discount rate assumptions used to determine U.S. and international pension and postretirement benefit plan obligations and expense reflect the prevailing rates available on high-quality, fixed-income debt instruments. At December 31, 2009, the company selected a 5.3 percent discount rate for the U.S. pension plan and 5.8 percent for the U.S. postretirement benefit plan. This rate was based on a cash flow analysis that matched estimated future benefit payments to the Citigroup Pension Discount Yield Curve as of year-end 2009. The discount rates at the end of 2008 and 2007 were 6.3 percent for the U.S. pension plan and the OPEB plan.
Other Benefit Assumptions For the measurement of accumulated postretirement benefit obligation at December 31, 2009, for the main U.S. postretirement medical plan, the assumed health care cost-trend rates start with 7 percent in 2010 and gradually decline to 5 percent for 2018 and beyond. For this measurement at December 31, 2008, the assumed health care cost-trend rates started with 7 percent in 2009 and gradually declined to 5 percent for 2017 and beyond. In both measurements, the annual increase to company contributions was capped at 4 percent.
     Assumed health care cost-trend rates can have a significant effect on the amounts reported for retiree health care costs. The impact is mitigated by the 4 percent cap on the company’s medical contributions for the primary U.S. plan. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

	1 Percent	1 Percent
	Increase	Decrease

Effect on total service and interest cost components	$10	$(9)
Effect on postretirement benefit obligation	$102	$(87)

Plan Assets and Investment Strategy Effective December 31, 2009, the company implemented the expanded disclosure requirements for the plan assets of defined benefit pension and OPEB plans (ASC 715) to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair-value measurements using unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets.
     The fair-value hierarchy of inputs the company uses to value the pension assets is divided into three levels:

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 21 Employee Benefit Plans - Continued

     Level 1: Fair values of these assets are measured using unadjusted quoted prices for the assets or the prices of identical assets in active markets that the plans have the ability to access.
     Level 2: Fair values of these assets are measured based on quoted prices for similar assets in active markets; quoted prices for identical or similar assets in inactive markets; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset has a contractual term, the Level 2 input is observable for substantially the full term of the asset. The fair values for Level 2 assets are generally obtained from third-party broker quotes, independent pricing services and exchanges.
     Level 3: Inputs to the fair value measurement are unobservable for these assets. Valuation may be performed using a financial model with estimated inputs entered into the model.
     The fair value measurements of the company’s pension plans for 2009 are below:

	U.S.				Int’l
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3

Equities
U.S.[1]	$2,115	$2,115	$–	$–	$370	$370	$–	$–
International	977	977	–	–	492	492	–	–
Collective Trusts/Mutual Funds[2]	1,264	3	1,261	–	789	94	695	–
Fixed Income
Government	713	149	564	–	506	54	452	–
Corporate	430	–	430	–	371	17	336	18
Mortgage-Backed Securities	149	–	149	–	2	–	–	2
Other Asset Backed	90	–	90	–	19	–	19	–
Collective Trusts/Mutual Funds[2]	326	–	326	–	230	14	216	–
Mixed Funds[3]	8	8	–	–	102	14	88	–
Real Estate[4]	479	–	–	479	131	–	–	131
Cash and Cash Equivalents	743	743	–	–	207	207	–	–
Other[5]	10	(57)	16	51	16	(3)	18	1

Total at December 31, 2009	$7,304	$3,938	$2,836	$530	$3,235	$1,259	$1,824	$152

[1]	U.S. equities include investments in the company’s common stock in the amount of $29 at December 31, 2009.

[2]	Collective Trusts/Mutual Funds for U.S. plans are entirely index funds; for International plans, they are mostly index funds. For these index funds, the Level 2 designation is based on the restriction that advance notification of redemptions, typically two business days, is required.

[3]	Mixed funds are composed of funds that invest in both equity and fixed income instruments in order to diversify and lower risk.

[4]	The year-end valuations of the U.S. real estate assets are based on internal appraisals by the real estate managers, which are updates of third-party appraisals that occur at least once a year for each property in the portfolio.

[5]	The “Other” asset category includes net payables for securities purchased but not yet settled (Level 1); dividends, interest- and tax-related receivables (Level 2); insurance contracts and investments in private-equity limited partnerships (Level 3).
     The effect of fair-value measurements using significant unobservable inputs on changes in Level 3 plan assets for the period are outlined below:

		Fixed Income
			Mortgage-
			Backed
	U.S. Equities	Corporate	Securities	Real Estate	Other	Total

Total at December 31, 2008	$1	$23	$2	$763	$52	$841
Actual Return on Plan Assets:
Assets held at the reporting date	(1)	2	–	(178)	–	(177)
Assets sold during the period	–	5	–	8	–	13
Purchases, Sales and Settlements	–	(12)	–	17	–	5
Transfers in and/or out of Level 3	–	–	–	–	–	–

Total at December 31, 2009	$–	$18	$2	$610	$52	$682

Note 21 Employee Benefit Plans - Continued

     The primary investment objectives of the pension plans are to achieve the highest rate of total return within prudent levels of risk and liquidity, to diversify and mitigate potential downside risk associated with the investments, and to provide adequate liquidity for benefit payments and portfolio management.
     The company’s U.S. and U.K. pension plans comprise 84 percent of the total pension assets. Both the U.S. and U.K. plans have an Investment Committee that regularly meets during the year to review the asset holdings and their returns. To assess the plan’s investment performance, long-term asset allocation policy benchmarks have been established.
     For the primary U.S. pension plan, the Chevron Board of Directors has established the following approved asset allocation ranges: Equities 40-70 percent, Fixed Income and Cash 20-60 percent, Real Estate 0-15 percent, and Other 0-5 percent. For the U.K. pension plan, the U.K. Board of Trustees has established the following asset allocation guidelines, which are reviewed regularly: Equities 60-80 percent and Fixed Income and Cash 20–40 percent. The other significant international pension plans also have established maximum and minimum asset allocation ranges that vary by plan. Actual asset allocation within approved ranges is based on a variety of current economic and market conditions and consideration of specific asset category risk. There are no significant concentrations of risk in plan assets due to the diversification of investment categories.
     The company does not prefund its OPEB obligations.
Cash Contributions and Benefit Payments In 2009, the company contributed $1,494 and $245 to its U.S. and international pension plans, respectively. In 2010, the company expects contributions to be approximately $600 and $300 to its U.S. and international pension plans, respectively. Actual contribution amounts are dependent upon plan-investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
     The company anticipates paying other postretirement benefits of approximately $208 in 2010, as compared with $187 paid in 2009.
     The following benefit payments, which include estimated future service, are expected to be paid by the company in the next 10 years:

	Pension Benefits		Other
	U.S.	Int’l.	Benefits

2010	$855	$242	$208
2011	$851	$271	$213
2012	$861	$284	$217
2013	$884	$296	$222
2014	$913	$317	$229
2015–2019	$4,707	$1,969	$1,197

Employee Savings Investment Plan Eligible employees of Chevron and certain of its subsidiaries participate in the Chevron Employee Savings Investment Plan (ESIP).
     Charges to expense for the ESIP represent the company’s contributions to the plan, which are funded either through the purchase of shares of common stock on the open market or through the release of common stock held in the leveraged employee stock ownership plan (LESOP), which is described in the section that follows. Total company matching contributions to employee accounts within the ESIP were $257, $231 and $206 in 2009, 2008 and 2007, respectively. This cost was reduced by the value of shares released from the LESOP totaling $184, $40 and $33 in 2009, 2008 and 2007, respectively. The remaining amounts, totaling $73, $191 and $173 in 2009, 2008 and 2007, respectively, represent open market purchases.
Employee Stock Ownership Plan Within the Chevron ESIP is an employee stock ownership plan (ESOP). In 1989, Chevron established a LESOP as a constituent part of the ESOP. The LESOP provides partial prefunding of the company’s future commitments to the ESIP.
     As permitted by accounting standards for share-based compensation (ASC 718), the debt of the LESOP is recorded as debt, and shares pledged as collateral are reported as “Deferred compensation and benefit plan trust” on the Consolidated Balance Sheet and the Consolidated Statement of Equity.
     The company reports compensation expense equal to LESOP debt principal repayments less dividends received and used by the LESOP for debt service. Interest accrued on LESOP debt is recorded as interest expense. Dividends paid on LESOP shares are reflected as a reduction of retained earnings. All LESOP shares are considered outstanding for earnings-per-share computations.
     Total credits to expense for the LESOP were $3, $1 and $1 in 2009, 2008 and 2007, respectively. The net credit for the respective years was composed of credits to compensation expense of $15, $15 and $17 and charges to interest expense for LESOP debt of $12, $14 and $16.
     Of the dividends paid on the LESOP shares, $110, $35 and $8 were used in 2009, 2008 and 2007, respectively, to service LESOP debt. No contributions were required in 2009, 2008 or 2007 as dividends received by the LESOP were sufficient to satisfy LESOP debt service.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 21 Employee Benefit Plans - Continued

     Shares held in the LESOP are released and allocated to the accounts of plan participants based on debt service deemed to be paid in the year in proportion to the total of current-year and remaining debt service. LESOP shares as of December 31, 2009 and 2008, were as follows:

Thousands	2009	2008

Allocated shares	21,211	19,651
Unallocated shares	3,636	6,366

Total LESOP shares	24,847	26,017

Benefit Plan Trusts Prior to its acquisition by Chevron, Texaco established a benefit plan trust for funding obligations under some of its benefit plans. At year-end 2009, the trust contained 14.2 million shares of Chevron treasury stock. The trust will sell the shares or use the dividends from the shares to pay benefits only to the extent that the company does not pay such benefits. The company intends to continue to pay its obligations under the benefit plans. The trustee will vote the shares held in the trust as instructed by the trust’s beneficiaries. The shares held in the trust are not considered outstanding for earnings-per-share purposes until distributed or sold by the trust in payment of benefit obligations.
     Prior to its acquisition by Chevron, Unocal established various grantor trusts to fund obligations under some of its benefit plans, including the deferred compensation and supplemental retirement plans. At December 31, 2009 and 2008, trust assets of $57 and $60, respectively, were invested primarily in interest-earning accounts.
Employee Incentive Plans Effective January 2008, the company established the Chevron Incentive Plan (CIP), a single annual cash bonus plan for eligible employees that links awards to corporate, unit and individual performance in the prior year. This plan replaced other cash bonus programs, which primarily included the Management Incentive Plan (MIP) and the Chevron Success Sharing program. In 2009 and 2008, charges to expense for cash bonuses were $561 and $757, respectively. In 2007, charges to expense for MIP were $184 and charges for other cash bonus programs were $431. Chevron also has the LTIP for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. Awards under the LTIP consist of stock options and other share-based compensation that are described in Note 20, on page FS-51.

Note 22
Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to
Note 15 beginning on page FS-46 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions and a discussion for all tax jurisdictions of the differences between the amount of tax benefits recognized in the financial statements and the amount taken or expected to be taken in a tax return. The company does not expect settlement of income tax liabilities associated with uncertain tax positions will have a material effect on its results of operations, consolidated financial position or liquidity.
Guarantees The company’s guarantee of approximately $600 is associated with certain payments under a terminal use agreement entered into by a company affiliate. The terminal is expected to be operational by 2012. Over the approximate 16-year term of the guarantee, the maximum guarantee amount will be reduced over time as certain fees are paid by the affiliate. There are numerous cross-indemnity agreements with the affiliate and the other partners to permit recovery of any amounts paid under the guarantee. Chevron has recorded no liability for its obligation under this guarantee.
Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300. Through the end of 2009, the company paid $48 under these indemnities and continues to be obligated for possible additional indemnification payments in the future.
     The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that existed prior to the formation of Equilon and Motiva or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims had to be asserted by February 2009 for Equilon indemnities and must be asserted no later than February 2012 for Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. In February 2009, Shell delivered a letter to the company purporting to preserve unmatured claims for certain Equilon indemnities. The letter itself provides no estimate of the ultimate claim amount. Management does not believe this letter or any other information provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to either the Equilon or the Motiva indemnities. The company posts no assets as collateral and has made no payments under the indemnities.

Note 22 Other Contingencies and Commitments - Continued

     The amounts payable for the indemnities described in the preceding paragraph are to be net of amounts recovered from insurance carriers and others and net of liabilities recorded by Equilon or Motiva prior to September 30, 2001, for any applicable incident.
     In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. The acquirer of those assets shared in certain environmental remediation costs up to a maximum obligation of $200, which had been reached at December 31, 2009. Under the indemnification agreement, after reaching the $200 obligation, Chevron is solely responsible until April 2022, when the indemnification expires. The environmental conditions or events that are subject to these indemnities must have arisen prior to the sale of the assets in 1997.
     Although the company has provided for known obligations under this indemnity that are probable and reasonably estimable, the amount of additional future costs may be material to results of operations in the period in which they are recognized. The company does not expect these costs will have a material effect on its consolidated financial position or liquidity.
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain other contingent liabilities relating to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate approximate amounts of required payments under these various commitments are: 2010 – $7,500; 2011 – $4,300; 2012 – $1,400; 2013 – $1,400; 2014 – $1,000; 2015 and after – $4,100. A portion of these commitments may ultimately be shared with project partners. Total payments under the agreements were approximately $8,100 in 2009, $5,100 in 2008 and $3,700 in 2007.
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
     Chevron’s environmental reserve as of December 31, 2009, was $1,700. Included in this balance were remediation activities at approximately 250 sites for which the company had been identified as a potentially responsible party or otherwise involved in the remediation by the U.S. Environmental Protection Agency (EPA) or other regulatory agencies under the provisions of the federal Superfund law or analogous state laws. The company’s remediation reserve for these sites at year-end 2009 was $185. The federal Superfund law and analogous state laws provide for joint and several liability for all responsible parties. Any future actions by the EPA or other regulatory agencies to require Chevron to assume other potentially responsible parties’ costs at designated hazardous waste sites are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.
     Of the remaining year-end 2009 environmental reserves balance of $1,515, $820 related to the company’s U.S. downstream operations, including refineries and other plants, marketing locations (i.e., service stations and terminals), and pipelines. The remaining $695 was associated with various sites in international downstream ($107), upstream ($369), chemicals ($149) and other businesses ($70). Liabilities at all sites, whether operating, closed or divested, were primarily associated with the company’s plans and activities to remediate soil or groundwater contamination or both. These and other activities include one or more of the following: site assessment; soil excavation; offsite disposal of contaminants; onsite containment, remediation and/or extraction of petroleum hydrocarbon liquid and vapor from soil; groundwater extraction and treatment; and monitoring of the natural attenuation of the contaminants.
     The company manages environmental liabilities under specific sets of regulatory requirements, which in the United

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts
Note 22 Other Contingencies and Commitments - Continued

States include the Resource Conservation and Recovery Act and various state or local regulations. No single remediation site at year-end 2009 had a recorded liability that was material to the company’s results of operations, consolidated financial position or liquidity.
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
     Refer to Note 23 for a discussion of the company’s asset retirement obligations.
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
Note 23
Asset Retirement Obligations
In accordance with accounting standards for asset retirement obligations (ASC 410), the company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement that may be beyond the company’s control. This uncertainty about the timing and/or method of settlement is factored into the measurement of the liability when sufficient information exists to reasonably estimate fair value. The legal obligations associated with the retirement of the tangible long-lived assets require recognition in certain circumstances including: (1) the present value of a liability and offsetting asset for an ARO, (2) the subsequent accretion of that liability and depreciation of the asset, and (3) the periodic review of the ARO liability estimates and discount rates.
     Accounting standards for asset retirement obligations primarily affect the company’s accounting for crude-oil and natural-gas producing assets. No significant AROs associated with any legal obligations to retire refining, marketing and transportation (downstream) and chemical long-lived assets have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The company performs periodic reviews of its downstream and chemical long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.
     The following table indicates the changes to the company’s before-tax asset retirement obligations in 2009, 2008 and 2007:

	2009	2008	2007

Balance at January 1	$9,395	$8,253	$5,773
Liabilities incurred	144	308	178
Liabilities settled	(757)	(973)	(818)
Accretion expense	463	430	399	*
Revisions in estimated cash flows	930	1,377	2,721

Balance at December 31	$10,175	$9,395	$8,253

*	Includes $175 for revision to the ARO liability retained on properties that had been sold.
     In the table above, the amounts associated with “Revisions in estimated cash flows” reflect increasing costs to abandon onshore and offshore wells, equipment and facilities. The long-term portion of the $10,175 balance at the end of 2009 was $9,289.

Note 24
Other Financial Information
Earnings in 2009 included gains of approximately $1,000 relating to the sale of nonstrategic properties. Of this amount, approximately $600 and $400 related to downstream and upstream assets, respectively. Earnings in 2008 included gains of approximately $1,200 relating to the sale of nonstrategic properties. Of this amount, approximately $1,000 related to upstream assets. Earnings in 2007 included gains of approximately $2,000 relating to the sale of nonstrategic properties. Of this amount, approximately $1,100 related to downstream assets and $680 related to the sale of the company’s investment in Dynegy, Inc.
     Other financial information is as follows:

	Year ended December 31
	2009	2008	2007

Total financing interest and debt costs	$301	$256	$468
Less: Capitalized interest	273	256	302

Interest and debt expense	$28	$–	$166

Research and development expenses	$603	$702	$510
Foreign currency effects*	$(744)	$862	$(352)

*	Includes $(194), $420 and $18 in 2009, 2008 and 2007, respectively, for the company’s share of equity affiliates’ foreign currency effects.
     The excess of replacement cost over the carrying value of inventories for which the Last-In, First-Out (LIFO) method is used was $5,491 and $9,368 at December 31, 2009 and 2008, respectively. Replacement cost is generally based on average acquisition costs for the year. LIFO (charges) profits of $(168), $210 and $113 were included in earnings for the years 2009, 2008 and 2007, respectively.
     The company has $4,618 in goodwill on the Consolidated Balance Sheet related to its 2005 acquisition of Unocal. Under the accounting standard for goodwill (ASC 350), the company tested this goodwill for impairment during 2009 and concluded no impairment was necessary.
     Events subsequent to December 31, 2009, were evaluated until the time of the Form 10-K filing with the Securities and Exchange Commission on February 25, 2010.
Note 25
Assets Held for Sale
At December 31, 2009, the company reported no assets as “Assets held for sale” (AHS) on the Consolidated Balance Sheet. At December 31, 2008, $252 of net properties, plant and equipment were reported as AHS. Assets in this category are related to groups of service stations, aviation facilities, lubricants blending plants, and commercial and industrial fuels business. These assets were sold in 2009.
Note 26
Earnings Per Share
Basic earnings per share (EPS) is based upon Net Income Attributable to Chevron Corporation (“earnings”) less preferred stock dividend requirements and includes the effects of deferrals of salary and other compensation awards that are invested in Chevron stock units by certain officers and employees of the company and the company’s share of stock transactions of affiliates, which, under the applicable accounting rules, may be recorded directly to the company’s retained earnings instead of net income. Diluted EPS includes the effects of these items as well as the dilutive effects of outstanding stock options awarded under the company’s stock option programs (refer to Note 20, “Stock Options and Other Share-Based Compensation,” beginning on page FS-51). The table below sets forth the computation of basic and diluted EPS:

	Year ended December 31
	2009	2008	2007

Basic EPS Calculation

Earnings available to common stockholders – Basic[1]	$10,483	$23,931	$18,688

Weighted-average number of common shares outstanding	1,991	2,037	2,117
Add: Deferred awards held as stock units	1	1	1

Total weighted-average number of common shares outstanding	1,992	2,038	2,118

Per share of common stock
Earnings – Basic	$5.26	$11.74	$8.83

Diluted EPS Calculation

Earnings available to common stockholders – Diluted[1]	$10,483	$23,931	$18,688

Weighted-average number of common shares outstanding	1,991	2,037	2,117
Add: Deferred awards held as stock units	1	1	1
Add: Dilutive effect of employee stock-based awards	9	12	14

Total weighted-average number of common shares outstanding	2,001	2,050	2,132

Per share of common stock
Earnings – Diluted	$5.24	$11.67	$8.77

[1]	There was no effect of dividend equivalents paid on stock units or dilutive impact of employee stock-based awards on earnings.

THIS PAGE INTENTIONALLY LEFT BLANK

Five-Year Financial Summary
Unaudited

Millions of dollars, except per-share amounts	2009	2008	2007	2006	2005

Statement of Income Data
Revenues and Other Income
Total sales and other operating revenues[1,2]	$167,402	$264,958	$214,091	$204,892	$193,641
Income from equity affiliates and other income	4,234	8,047	6,813	5,226	4,559

Total Revenues and Other Income	171,636	273,005	220,904	210,118	198,200
Total Costs and Other Deductions	153,108	229,948	188,630	178,072	172,907

Income Before Income Tax Expense	18,528	43,057	32,274	32,046	25,293
Income Tax Expense	7,965	19,026	13,479	14,838	11,098

Net Income	10,563	24,031	18,795	17,208	14,195
Less: Net income attributable to noncontrolling interests	80	100	107	70	96

Net Income Attributable to Chevron Corporation	$10,483	$23,931	$18,688	$17,138	$14,099

Per Share of Common Stock
Net Income Attributable to Chevron[2]
– Basic	$5.26	$11.74	$8.83	$7.84	$6.58
– Diluted	$5.24	$11.67	$8.77	$7.80	$6.54

Cash Dividends Per Share	$2.66	$2.53	$2.26	$2.01	$1.75

Balance Sheet Data (at December 31)
Current assets	$37,216	$36,470	$39,377	$36,304	$34,336
Noncurrent assets	127,405	124,695	109,409	96,324	91,497

Total Assets	164,621	161,165	148,786	132,628	125,833

Short-term debt	384	2,818	1,162	2,159	739
Other current liabilities	25,827	29,205	32,636	26,250	24,272
Long-term debt and capital lease obligations	10,130	6,083	6,070	7,679	12,131
Other noncurrent liabilities	35,719	35,942	31,626	27,396	25,815

Total Liabilities	72,060	74,048	71,494	63,484	62,957

Total Chevron Corporation Stockholders’ Equity	$91,914	$86,648	$77,088	$68,935	$62,676
Noncontrolling interests	647	469	204	209	200

Total Equity	$92,561	$87,117	$77,292	$69,144	$62,876

[1] Includes excise, value-added and similar taxes:	$ 8,109	$ 9,846	$ 10,121	$ 9,551	$ 8,719
[2] Includes amounts in revenues for buy/sell contracts; associated costs are in
“Total Costs and Other Deductions.”	$ –	$ –	$ –	$ 6,725	$ 23,822

Supplemental Information on Oil and Gas Producing Activities
Unaudited

In accordance with FASB and SEC disclosure and reporting requirements for oil and gas producing activities, this section provides supplemental information on oil and gas exploration and producing activities of the company in seven separate tables. Tables I through IV provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables V through VII present information on the company’s estimated net proved-reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. The Africa geographic area includes activities principally in Angola, Chad, Nigeria, Republic of the Congo and Democratic Republic

Table I - Costs Incurred in Exploration, Property Acquisitions and Development1

	Consolidated Companies					Affiliated Companies
Millions of dollars	U.S.	Africa	Asia	Other	Total	TCO	Other

Year Ended Dec. 31, 2009
Exploration
Wells	$361	$140	$45	$429	$975	$–	$–
Geological and geophysical	62	114	49	103	328	–	–
Rentals and other	153	92	60	316	621	–	–

Total exploration	576	346	154	848	1,924	–	–

Property acquisitions[2]
Proved	3	–	–	–	3	–	–
Unproved	29	–	–	–	29	–	–

Total property acquisitions	32	–	–	–	32	–	–

Development[3]	3,338	3,426	2,698	2,365	11,827	265	69

Total Costs Incurred[4]	$3,946	$3,772	$2,852	$3,213	$13,783	$265	$69

Year Ended Dec. 31, 2008[5]
Exploration
Wells	$519	$197	$85	$314	$1,115	$–	$–
Geological and geophysical	66	90	42	131	329	–	–
Rentals and other	143	60	70	212	485	–	–

Total exploration	728	347	197	657	1,929	–	–

Property acquisitions[2]
Proved	88	–	169	–	257	–	–
Unproved	579	–	280	–	859	–	–

Total property acquisitions	667	–	449	–	1,116	–	–

Development[3]	4,348	3,723	4,697	2,419	15,187	643	120

Total Costs Incurred	$5,743	$4,070	$5,343	$3,076	$18,232	$643	$120

Year Ended Dec. 31, 2007[5]
Exploration
Wells	$452	$202	$62	$292	$1,008	$–	$7
Geological and geophysical	73	136	24	133	366	–	–
Rentals and other	133	70	101	148	452	–	–

Total exploration	658	408	187	573	1,826	–	7

Property acquisitions[2]
Proved	243	5	92	(2)	338	–	–
Unproved	113	8	35	24	180	–	–

Total property acquisitions	356	13	127	22	518	–	–

Development[3]	5,210	4,176	2,190	1,831	13,407	832	64

Total Costs Incurred	$6,224	$4,597	$2,504	$2,426	$15,751	$832	$71

[1]	Includes costs incurred whether capitalized or expensed. Excludes general support equipment expenditures. Includes capitalized amounts related to asset retirement obligations. See Note 23, “Asset Retirement Obligations,” on page FS-60.

[2]	Includes wells, equipment and facilities associated with proved reserves. Does not include properties acquired in nonmonetary transactions.

[3]	Includes $121, $224 and $99 costs incurred prior to assignment of proved reserves in 2009, 2008 and 2007, respectively. Also includes $104 and $12 in 2009 for consolidated Other and affiliated Other, respectively.

[4]	Includes cost incurred for oil sands in consolidated Other and heavy oil in affiliated Other as a result of the update to Extractive Industries – Oil and Gas (Topic 932).

[5]	Geographic presentation conformed to 2009 consistent with the presentation of the oil and gas reserve tables.

Supplemental Information on Oil and Gas Producing Activities
Table II  Capitalized Costs Related to Oil and
               Gas Producing Activities

of the Congo. The Asia geographic area includes activities principally in Azerbaijan, Bangladesh, China, Indonesia, Kazakhstan, Myanmar, the Partitioned Zone between Kuwait and Saudi Arabia, the Philippines, and Thailand. The Other geographic regions include activities in Argentina, Australia, Brazil, Canada, Colombia, Denmark, the Netherlands, Norway, Trinidad and Tobago, Venezuela, the United
Kingdom and other countries. Amounts for TCO represent Chevron’s 50 percent equity share of Tengizchevroil, an exploration and production partnership in the Republic of Kazakhstan. The affiliated companies Other amounts are composed of the company’s equity interests in Venezuela and Angola. Refer to Note 12, beginning on page FS-43, for a discussion of the company’s major equity affiliates.

Table II - Capitalized Costs Related to Oil and Gas Producing Activities

	Consolidated Companies					Affiliated Companies
Millions of dollars	U.S.	Africa	Asia	Other	Total	TCO	Other

At Dec. 31, 2009
Unproved properties	$2,320	$321	$3,355	$963	$6,959	$113	$–
Proved properties and related producing assets	51,582	20,967	29,637	17,267	119,453	6,404	1,759
Support equipment	810	1,012	1,383	648	3,853	947	–
Deferred exploratory wells	762	603	209	861	2,435	–	–
Other uncompleted projects	2,384	3,960	2,936	5,572	14,852	284	58

Gross Capitalized Costs	57,858	26,863	37,520	25,311	147,552	7,748	1,817

Unproved properties valuation	915	163	170	390	1,638	32	–
Proved producing properties –
Depreciation and depletion	34,574	8,823	15,783	11,243	70,423	1,150	282
Support equipment depreciation	424	526	773	357	2,080	356	–

Accumulated provisions	35,913	9,512	16,726	11,990	74,141	1,538	282

Net Capitalized Costs[1]	$21,945	$17,351	$20,794	$13,321	$73,411	$6,210	$1,535

At Dec. 31, 2008[2,3]
Unproved properties	$2,495	$294	$3,300	$1,051	$7,140	$113	$–
Proved properties and related producing assets	46,280	17,495	27,607	15,277	106,659	5,991	837
Support equipment	717	967	1,321	570	3,575	888	–
Deferred exploratory wells	602	499	198	819	2,118	–	–
Other uncompleted projects	4,275	4,226	2,461	2,643	13,605	501	101

Gross Capitalized Costs	54,369	23,481	34,887	20,360	133,097	7,493	938

Unproved properties valuation	845	202	150	576	1,773	29	–
Proved producing properties –
Depreciation and depletion	30,780	6,602	13,617	9,649	60,648	831	163
Support equipment depreciation	382	523	690	356	1,951	307	–

Accumulated provisions	32,007	7,327	14,457	10,581	64,372	1,167	163

Net Capitalized Costs	$22,362	$16,154	$20,430	$9,779	$68,725	$6,326	$775

[1]	Includes net capitalized cost for oil sands in consolidated Other and heavy oil in affiliated Other as a result of the update to Extractive Industries – Oil and Gas (Topic 932).

[2]	Geographic presentation conformed to 2009 consistent with the presentation of the oil and gas reserve tables.

[3]	Amounts for Affiliated Companies — Other conformed to agreements entered in 2007 and 2008 for Venezuelan affiliates.

Table II  Capitalized Costs Related to Oil and
               Gas Producing Activities - Continued

	Consolidated Companies					Affiliated Companies
Millions of dollars	U.S.	Africa	Asia	Other	Total	TCO	Other

At Dec. 31, 2007[2,3]
Unproved properties	$2,050	$314	$3,125	$1,159	$6,648	$112	$–
Proved properties and related producing assets	44,088	11,894	23,100	13,286	92,368	4,247	1,127
Support equipment	637	850	1,355	491	3,333	758	–
Deferred exploratory wells	413	368	214	665	1,660	–	–
Other uncompleted projects	4,009	6,430	2,039	2,024	14,502	1,633	55

Gross Capitalized Costs	51,197	19,856	29,833	17,625	118,511	6,750	1,182

Unproved properties valuation	833	201	120	567	1,721	23	–
Proved producing properties –
Depreciation and depletion	30,097	5,427	11,329	8,237	55,090	644	183
Support equipment depreciation	349	464	678	298	1,789	267	–

Accumulated provisions	31,279	6,092	12,127	9,102	58,600	934	183

Net Capitalized Costs	$19,918	$13,764	$17,706	$8,523	$59,911	$5,816	$999

[2]	Geographic presentation conformed to 2009 consistent with the presentation of the oil and gas reserve tables.

[3]	Amounts for Affiliated Companies — Other conformed to agreements entered in 2007 and 2008 for Venezuelan affiliates.

Supplemental Information on Oil and Gas Producing Activities
Table III  Results of Operations for Oil and
                Gas Producing Activities1

     The company’s results of operations from oil and gas producing activities for the years 2009, 2008 and 2007 are shown in the following table. Net income from exploration and production activities as reported on page FS-41 reflects income taxes computed on an effective rate basis.
Income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense are excluded from the results reported in Table III and from the net income amounts on page FS-41.

	Consolidated Companies					Affiliated Companies
Millions of dollars	U.S.	Africa	Asia	Other	Total	TCO	Other

Year Ended Dec. 31, 2009[2]
Revenues from net production
Sales	$2,278	$1,767	$5,648	$3,173	$12,866	$4,043	$938
Transfers	9,133	7,304	4,926	3,866	25,229	–	–

Total	11,411	9,071	10,574	7,039	38,095	4,043	938
Production expenses excluding taxes	(3,281)	(1,345)	(2,208)	(1,390)	(8,224)	(363)	(240)
Taxes other than on income	(367)	(132)	(53)	(284)	(836)	(50)	(96)
Proved producing properties:
Depreciation and depletion	(3,493)	(2,175)	(2,279)	(1,598)	(9,545)	(381)	(88)
Accretion expense[3]	(194)	(66)	(70)	(79)	(409)	(7)	(3)
Exploration expenses	(451)	(236)	(113)	(542)	(1,342)	–	–
Unproved properties valuation	(228)	(11)	(44)	(28)	(311)	–	–
Other income (expense)[4]	156	98	(327)	(340)	(413)	(131)	9

Results before income taxes	3,553	5,204	5,480	2,778	17,015	3,111	520
Income tax expense	(1,258)	(3,214)	(2,921)	(1,360)	(8,753)	(935)	(258)

Results of Producing Operations	$2,295	$1,990	$2,559	$1,418	$8,262	$2,176	$262

Year Ended Dec. 31, 2008[5]
Revenues from net production
Sales	$4,882	$2,578	$7,969	$4,534	$19,963	$4,971	$1,599
Transfers	12,868	8,373	7,179	5,150	33,570	–	–

Total	17,750	10,951	15,148	9,684	53,533	4,971	1,599
Production expenses excluding taxes	(3,822)	(1,228)	(2,096)	(969)	(8,115)	(376)	(125)
Taxes other than on income	(716)	(163)	(263)	(370)	(1,512)	(41)	(278)
Proved producing properties:
Depreciation and depletion	(2,286)	(1,176)	(2,299)	(1,452)	(7,213)	(237)	(77)
Accretion expense[3]	(242)	(60)	(48)	(59)	(409)	(2)	(1)
Exploration expenses	(370)	(223)	(178)	(398)	(1,169)	–	–
Unproved properties valuation	(114)	(13)	(36)	(8)	(171)	–	–
Other income (expense)[4]	707	(350)	198	318	873	184	105

Results before income taxes	10,907	7,738	10,426	6,746	35,817	4,499	1,223
Income tax expense	(3,856)	(6,051)	(5,697)	(3,441)	(19,045)	(1,357)	(612)

Results of Producing Operations	$7,051	$1,687	$4,729	$3,305	$16,772	$3,142	$611

[1]	The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.

[2]	Includes results of producing operations for oil sands in consolidated Other and heavy oil in affiliated Other as a result of the update to Extractive Industries – Oil and Gas (Topic 932).

[3]	Represents accretion of ARO liability. Refer to Note 23, “Asset Retirement Obligations,” on page FS-60.

[4]	Includes foreign currency gains and losses, gains and losses on property dispositions, and income from operating and technical service agreements.

[5]	Geographic presentation conformed to 2009 consistent with the presentation of the oil and gas reserve tables.

Table III  Results of Operations for Oil and
                Gas Producing Activities1 - Continued

	Consolidated Companies					Affiliated Companies
Millions of dollars	U.S.	Africa	Asia	Other	Total	TCO	Other

Year Ended Dec. 31, 2007[2]
Revenues from net production
Sales	$4,233	$1,810	$6,836	$3,413	$16,292	$3,327	$1,290
Transfers	10,008	6,778	5,923	3,851	26,560	–	–

Total	14,241	8,588	12,759	7,264	42,852	3,327	1,290
Production expenses excluding taxes[3]	(3,399)	(892)	(1,753)	(920)	(6,964)	(248)	(92)
Taxes other than on income	(522)	(49)	(79)	(273)	(923)	(31)	(163)
Proved producing properties:
Depreciation and depletion	(2,276)	(646)	(2,201)	(1,070)	(6,193)	(127)	(94)
Accretion expense[4]	(258)	(33)	(49)	(35)	(375)	(1)	(2)
Exploration expenses	(511)	(267)	(171)	(374)	(1,323)	–	–
Unproved properties valuation	(132)	(12)	(41)	(259)	(444)	–	–
Other income (expense)[5]	36	(447)	(351)	(115)	(877)	18	7

Results before income taxes	7,179	6,242	8,114	4,218	25,753	2,938	946

Income tax expense	(2,599)	(4,907)	(4,135)	(1,992)	(13,633)	(887)	(462)

Results of Producing Operations	$4,580	$1,335	$3,979	$2,226	$12,120	$2,051	$484

[1]	The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.

[2]	Geographic presentation conformed to 2009 consistent with the presentation of the oil and gas reserve tables.

[3]	Includes $10 costs incurred prior to assignment of proved reserves in 2007.

[4]	Represents accretion of ARO liability. Refer to Note 23, “Asset Retirement Obligations,” on page FS-60.

[5]	Includes foreign currency gains and losses, gains and losses on property dispositions, and income from operating and technical service agreements.

Supplemental Information on Oil and Gas Producing Activities
Table IV  Results of Operations for Oil and
Gas Producing Activities - Unit Prices and Costs1,2

	Consolidated Companies					Affiliated Companies
	U.S.	Africa	Asia	Other	Total	TCO	Other

Year Ended Dec. 31, 2009
Average sales prices
Liquids, per barrel	$54.36	$60.35	$54.76	$59.83	$56.92	$47.33	$50.18
Natural gas, per thousand cubic feet	3.73	0.20	4.07	4.10	3.94	1.54	1.85
Average production costs, per barrel[3]	12.71	8.85	8.82	8.63	9.97	3.71	12.42

Year Ended Dec. 31, 2008[4]
Average sales prices
Liquids, per barrel	$88.43	$91.71	$83.67	$85.95	$87.44	$79.11	$69.65
Natural gas, per thousand cubic feet	7.90	–	4.55	6.36	6.02	1.56	3.98
Average production costs, per barrel	15.85	10.00	8.12	6.42	10.49	5.24	5.32

Year Ended Dec. 31, 2007[4]
Average sales prices
Liquids, per barrel	$63.16	$69.90	$62.52	$64.48	$64.71	$62.47	$51.98
Natural gas, per thousand cubic feet	6.12	–	3.98	4.08	4.79	0.89	0.44
Average production costs, per barrel	12.72	7.26	6.52	6.01	8.58	3.98	3.56

[1]	The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.

[2]	Natural gas converted to oil-equivalent gas (OEG) barrels at a rate of 6 MCF = 1 OEG barrel.

[3]	Includes oil sands in consolidated Other and heavy oil in affiliated Other as a result of the update to Extractive Industries – Oil and Gas (Topic 932).

[4]	Geographic presentation conformed to 2009 consistent with the presentation of the oil and gas reserve tables.

Table V Reserve Quantity Information
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
     Proved oil and gas reserves are the estimated quantities that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in the future from known reservoirs under existing economic conditions, operating methods, and government regulations. Net proved reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate.
     Proved reserves are classified as either developed or undeveloped. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.
     Due to the inherent uncertainties and the limited nature of reservoir data, estimates of reserves are subject to change as additional information becomes available.
     Proved reserves are estimated by company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the com-
pany maintains a Reserves Advisory Committee (RAC) that is chaired by the corporate reserves manager, who is a member of a corporate department that reports directly to the vice chairman responsible for the company’s worldwide exploration and production activities. The corporate reserves manager has more than 30 years experience working in the oil and gas industry and a Master’s of Science in Petroleum Engineering. All RAC members are knowledgeable in SEC guidelines for proved reserves classification. The RAC manages its activities through two operating company-level reserves managers. These two reserves managers are not members of the RAC so as to preserve the corporate-level independence.
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

Table V  Reserve Quantity Information - Continued
     RAC subteams also conduct in-depth reviews during the year of many of the fields that have the largest proved reserves quantities. These reviews include an examination of the proved-reserve records and documentation of their alignment with the Corporate Reserves Manual.
Summary of Net Oil and Gas Reserves

	2009[1]			2008[2]		2007[2]
	Crude Oil			Crude Oil		Crude Oil
Liquids and Synthetic Oil in Millions of Barrels	Condensate	Synthetic	Natural	Condensate	Natural	Condensate	Natural
Natural Gas in Billions of Cubic Feet	NGLs	Oil	Gas	NGLs	Gas	NGLs	Gas

Proved Developed

Consolidated Companies
U.S.	1,122	–	2,314	1,158	2,709	1,238	3,226
Africa	820	–	978	789	1,209	758	1,151
Asia	926	–	5,062	1,094	4,758	722	4,344
Other	267	190	3,051	295	3,163	368	2,978

Total Consolidated	3,135	190	11,405	3,336	11,839	3,086	11,699

Affiliated Companies
TCO	1,256	–	1,830	1,369	1,999	1,273	1,762
Other	97	56	73	263	124	263	117

Total Consolidated and Affiliated Companies	4,488	246	13,308	4,968	13,962	4,622	13,578

Proved Undeveloped

Consolidated Companies
U.S.	239	–	384	312	441	386	451
Africa	426	–	2,043	596	1,847	742	1,898
Asia	245	–	2,798	362	3,238	301	2,863
Other	105	270	5,523	129	1,657	150	2,226

Total Consolidated	1,015	270	10,748	1,399	7,183	1,579	7,438

Affiliated Companies
TCO	690	–	1,003	807	1,176	716	986
Other	54	210	990	176	754	170	138

Total Consolidated and Affiliated Companies	1,759	480	12,741	2,382	9,113	2,465	8,562

Total Proved Reserves	6,247	726	26,049	7,350	23,075	7,087	22,140

[1]	Based on 12-month average price.

[2]	Based on year-end prices.

     Revised Oil and Gas Reporting In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting (Release Nos. 33-8995; 34-59192; FR-78). The disclosure requirements under the final rule became effective for the company with its Form 10-K filing for the year ending December 31, 2009. The final rule changes a number of oil and gas reserve estimation and disclosure requirements under SEC Regulations S-K and S-X. Subsequently, the FASB updated Extractive Industries — Oil and Gas (Topic 932) to align the oil and gas reserves estimation and disclosure requirements with the SEC’s final rule.
     Among the principal changes in the final rule are requirements to use a price based on a 12-month average for reserve estimation and disclosure instead of a single end-of-year price; expanding the definition of oil and gas producing activities to include nontraditional sources such as bitumen extracted from oil sands; permitting the use of new reliable technologies to establish reasonable certainty of proved reserves; allowing optional disclosure of probable and possible reserves; modifying the definition of geographic area for disclosure of reserve estimates and production; amending disclosures of proved reserve quantities to include separate disclosures of synthetic oil and gas; expanding proved undeveloped reserves disclosures, including discussion of proved undeveloped reserves that have remained undeveloped for five years or more; and disclosure of the qualifications of the chief technical person who oversees the company’s overall reserves estimation process.
     Effect of New Rules The most significant effect of the company’s adopting the new guidance was the inclusion of Canadian oil sands as synthetic oil in the consolidated companies reserves. As indicated in Table V, on page FS-72, an additional 460 million BOE were included at year-end 2009. The synthetic oil reported for affiliated companies represents volumes reclassified from heavy crude oil to synthetic oil, and does not represent additional reserves. It was impracticable to estimate the remaining impact of the new rules because of the cost and resources required to prepare detailed field-level calculations. However, the use of the 12-month average price had an upward effect on reserves related to production-sharing and variable-royalty contracts as the 12-month average price for crude oil and

Supplemental Information on Oil and Gas Producing Activities
Table V  Reserve Quantity Information - Continued

natural gas for 2009 was lower than the 2009 year-end spot prices applicable under the old rules. The ability to use new technologies in reserves determination did not impact reserves significantly, as most reserve additions and revisions were based on conventional technologies.
     Proved Undeveloped Reserve Quantities At the end of 2009, proved undeveloped oil-equivalent reserves for consolidated companies totaled 3.1 billion barrels. Approximately 58 percent of the reserves are attributed to natural gas, of which about half were located in Australia in the Other regions. Crude oil, condensate and NGLs accounted for about 33 percent of the total, with the largest concentration of these reserves in Africa, Asia and the United States. Synthetic oil accounted for the balance of the reserves and were located in Canada in the Other regions.
     Proved undeveloped reserves of equity affiliates amounted to 1.3 billion oil-equivalent barrels. At year-end, crude oil, condensate and NGLs represented 58 percent of the total reserves, with the TCO affiliate accounting for the majority of the amount. Natural gas represented 26 percent of the total, with over half of these reserves at TCO. The balance is attributed to synthetic oil in Venezuela in the Other regions.
     In 2009, worldwide proved undeveloped oil-equivalent reserves increased by 480 million barrels for consolidated companies and decreased 19 million barrels for equity affiliates. The largest increase for consolidated companies was in the Other regions, resulting primarily from initial recognition of reserves for the Gorgon Project in Australia and addition of synthetic oil reserves related to Canadian oil sands with adoption of the new definition of oil and gas activity. Proved undeveloped reserves decreased in Asia, Africa, and the United States, as a result of development drilling and other activities, which reclassified reserves to proved developed.
     Proved undeveloped reserves decreased for affiliated companies. This was primarily associated with a 146 million barrel reclassification to proved developed as a result of the TCO production capacity added with the completion of the Sour Gas Injection/Second Generation Plant Projects (SGI/SGP). The decrease at TCO was partially offset by increased proved undeveloped reserves in Venezuela and for Angola LNG due to reservoir performance and additional drilling opportunities.
     There were no material downward revisions of proved undeveloped reserves for consolidated or affiliated companies.
     Investment to Convert Proved Undeveloped to Proved Developed Reserves During 2009, investments totaling about $6.9 billion were made by consolidated companies and equity affiliates to advance the development of proved undeveloped reserves. In the Africa region, $2.5 billion was expended on various projects, including offshore development projects in Nigeria and Angola, which advanced development drilling, and the completion of a Nigerian natural gas processing project. In the Asia region, expenditures during the year totaled $1.5 billion, which included construction on a gas processing facility in Thailand and development drilling at a steam-flood project in Indonesia. In the United States, expenditures totaled $1.7 billion for three offshore development projects in the Gulf of Mexico and various smaller development projects. In the Other regions, development expenditures totaled $1.2 billion for a variety of projects including development activities in Australia and the United Kingdom.
     During the year, eight major development projects that were placed into service resulted in the recognition of proved developed reserves.
     Proved Undeveloped Reserves for 5 Years or More Reserves that remain proved undeveloped for five or more years are a result of several physical factors that affect optimal project development and execution, such as the complex nature of the development project in adverse and remote locations, physical limitations of infrastructure or plant capacities that dictate project timing, compression projects that are pending reservoir pressure declines, and contractual limitations that dictate production levels.
     Proved undeveloped oil-equivalent reserves for consolidated and affiliated companies totaled 4.4 billion barrels at year-end 2009. Of this total, 1.7 billion barrels corresponds to proved undeveloped oil-equivalent reserves that have remained undeveloped for five years or more.
     Consolidated companies held approximately 700 million barrels of the proved undeveloped reserves over five years. In Africa, approximately 400 million barrels were related to deepwater projects under development. The Asia region held approximately 100 million barrels related to compression and contract restrictions. The Other regions held about 100 million barrels related to compression projects in Australia. The balance relates to capacity constraints and various projects in the United States.
     At year end, affiliated companies held about 1.0 billion barrels of proved undeveloped reserves over five years. TCO accounted for 800 million oil-equivalent barrels of reserves, which was primarily related to plant capacity limitations. The balance related to capacity limitations at a synthetic oil project in Venezuela.
     Annually, the company assesses whether any changes have occurred in facts or circumstances, such as changes to development plans, regulations or government policies, which would warrant a revision to reserve estimates. For 2009, this assessment did not result in any material changes in reserves classified as proved undeveloped. Over the past three years, the ratio of proved undeveloped reserves to total proved reserves has ranged between 35 and 39 percent. The consistent completion of major capital projects has kept the ratio in a narrow range over this time period.
     Proved Reserve Quantities At December 31, 2009, oil-equivalent reserves for the company’s consolidated operations were 8.3 billion barrels. (Refer to the term “Reserves” on page E-42 for the definition of oil-equivalent reserves.) Approximately 22 percent of the total reserves were located

Table V Reserve Quantity Information - Continued

in the United States. For the company’s interests in equity affiliates, oil-equivalent reserves were 3.0 billion barrels, 80 percent of which were associated with the company’s 50 percent ownership in TCO.
     Aside from the Tengiz Field in the TCO affiliate, no single property accounted for more than 5 percent of the company’s total oil-equivalent proved reserves. About 25 other individual properties in the company’s portfolio of assets each contained between 1 percent and 5 percent of the company’s oil-equivalent proved reserves, which in the aggregate accounted for approximately
48 percent of the company’s total proved reserves. These properties were geographically dispersed, located in the United States, Canada, South America, West Africa, the Middle East, Southeast Asia, and Australia.
     In the United States, total oil-equivalent reserves at year-end 2009 were 1.8 billion barrels. California properties accounted for approximately 44 percent of the U.S. reserves, with most classified as heavy oil. Because of heavy oil’s high viscosity and the need to employ enhanced recovery methods, the producing operations are capital intensive in nature. Most of the company’s heavy-oil fields in California employ a continuous steamflooding process. The Gulf of Mexico region contains about 22 percent of the U.S. reserves, with liquids representing about 15 percent of reserves. Production operations are mostly offshore and, as a result, are also capital intensive. Other U.S. areas represent the remaining 34 percent of U.S. reserves, which are about evenly split between liquids and natural gas. For production of crude oil, some fields utilize enhanced recovery methods, including water-flood and CO2 injection.
     For the three years ending December 31, 2009, the pattern of net reserve changes shown in the following tables are not necessarily indicative of future trends. Apart from acquisitions, the company’s ability to add proved reserves is affected by, among other things, events and circumstances that are outside the company’s control, such as delays in government permitting, partner approvals of development plans, declines in oil and gas prices, OPEC constraints, geopolitical uncertainties and civil unrest.
     The company’s estimated net proved oil and natural gas reserves and changes thereto for the years 2007, 2008 and 2009 are shown in the following table and on page FS-74.

Net Proved Reserves of Crude Oil, Condensate, Natural Gas Li qui ds and Synthetic Oil

												Total
	Consolidated Companies							Affiliated Companies				Consolidated
				Synthetic					Synthetic			and Affiliated
Millions of barrels	U.S.	Africa	Asia	Oil	(1,2)	Other	Total	TCO	Oil	(1,3)	Other	Companies

Reserves at Jan. 1, 2007	1,751	1,698	1,259			586	5,294	1,950			562	7,806
Changes attributable to:
Revisions	(5)	(89)	(54)			2	(146)	92			11	(43)
Improved recovery	9	7	4			–	20	–			–	20
Extensions and discoveries	36	6	–			18	60	–			–	60
Purchases[5]	10	–	–			–	10	–			316	326
Sales[6]	(9)	–	–			–	(9)	–			(432)	(441)
Production	(168)	(122)	(186)			(88)	(564)	(53)			(24)	(641)

Reserves at Dec. 31, 2007[4]	1,624	1,500	1,023			518	4,665	1,989			433	7,087
Changes attributable to:
Revisions	(16)	2	574			(24)	536	249			18	803
Improved recovery	5	1	18			3	27	–			10	37
Extensions and discoveries	17	3	5			8	33	–			–	33
Purchases	1	–	–			–	1	–			–	1
Sales[6]	(7)	–	–			–	(7)	–			–	(7)
Production	(154)	(121)	(164)			(81)	(520)	(62)			(22)	(604)

Reserves at Dec. 31, 2008[4]	1,470	1,385	1,456	–		424	4,735	2,176	–		439	7,350
Changes attributable to:
Revisions	63	(46)	(121)	460		(1)	355	(184)	266		(269)	168
Improved recovery	2	48	–	–		–	50	36	–		–	86
Extensions and discoveries	6	10	3	–		33	52	–	–		–	52
Purchases	–	–	–	–		–	–	–	–		–	–
Sales[6]	(3)	–	–	–		(6)	(9)	–	–		–	(9)
Production	(177)	(151)	(167)	–		(78)	(573)	(82)	–		(19)	(674)

Reserves at Dec. 31, 2009[4]	1,361	1,246	1,171	460		372	4,610	1,946	266		151	6,973

[1] Prospective reporting effective December 31, 2009.

[2] Reserves associated with Canada.

[3] Reserves associated with Venezuela that were reported in other as heavy oil in 2008 and 2007.

[4] Included are year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-42 for the definition of a PSC). PSC-related reserve quantities are 26 percent, 32 percent and 26 percent for consolidated companies for 2009, 2008 and 2007, respectively.

[5] Includes reserves acquired through nonmonetary transactions.

[6] Includes reserves disposed of through nonmonetary transactions.

Supplemental Information on Oil and Gas Producing Activities
Table V Reserve Quantity Information - Continued

     Noteworthy amounts in the categories of liquids proved-reserve changes for 2007 through 2009 are discussed below:
     Revisions In 2007, net revisions decreased reserves by 146 million barrels for worldwide consolidated companies and increased reserves by 103 million barrels for equity affiliates. For consolidated companies, the largest downward net revisions were 89 million barrels in Africa and 54 million barrels in Asia.
     In 2008, net revisions increased reserves by 536 million barrels for worldwide consolidated companies and increased reserves by 267 million barrels for equity affiliates. For consolidated companies, the largest increase was in the Asia region, which added 574 million barrels. The majority of the increase was in the Partitioned Zone, as a result of a concession extension, and Indonesia, due to lower year-end prices. Upward revisions were also recorded in Kazakhstan and Azerbaijan and were mainly associated with the effect of lower year-end prices on the calculation of reserves associated with production-sharing and variable-royalty contracts. In Indonesia, reserves increased due mainly to the impact of lower year-end prices on the reserve calculations for production-sharing contracts, as well as a result of development drilling and improved waterflood and steam-flood performance. These increases were offset by downward revisions in the United States and Other regions. For affiliated companies, the 249 million-barrel increase for TCO was due to the effect of lower year-end prices on the royalty determination and facility optimization at the Tengiz and Korolev fields.
     In 2009, net revisions increased reserves by 355 million barrels for worldwide consolidated companies and decreased reserves by 187 million barrels for equity affiliates. For consolidated companies, the largest increase was 460 million barrels in the Other regions due to the inclusion of synthetic oil related to Canadian oil sands. In the United States, reserves increased 63 million barrels as a result of development drilling and performance revisions. The increases were partially offset by decreases of 121 million barrels in Asia and 46 million barrels in Africa. In Asia, decreases in Indonesia and Azerbaijan were driven by the effect of higher 12-month average prices on the calculation of reserves associated with production-sharing contracts and the effect of reservoir performance revisions. In Africa, reserves in Nigeria declined as a result of higher prices on production-sharing contracts and reservoir performance.
     For affiliated companies, TCO declined by 184 million-barrels primarily due to the effect of higher 12-month average prices on royalty determination. For Other affiliated companies, 266 million barrels of heavy crude oil were reclassified to synthetic oil for the activities in Venezuela.
     Improved Recovery In 2007, improved recovery increased liquids volumes by 20 million barrels worldwide. No addition was individually significant.
     In 2008, improved recovery increased worldwide liquids volumes by 37 million barrels. For consolidated companies, the largest addition was in the Asia region related to gas reinjection in Kazakhstan. Affiliated companies increased reserves 10 million barrels due to improved secondary recovery at Boscan.
     In 2009, improved recovery increased liquids volumes by 86 million barrels worldwide. Consolidated companies accounted for 50 million barrels. The largest addition was related to improved secondary recovery in Nigeria. Affiliated companies increased reserves 36 million barrels due to improvements related to the TCO SGI/SGP facilities.
     Extensions and Discoveries In 2007, extensions and discoveries increased liquids volumes by 60 million barrels worldwide. The largest additions were 36 million barrels in the United States, mainly for the deepwater Tahiti and Mad Dog fields in the Gulf of Mexico.
     In 2008, extensions and discoveries increased consolidated company reserves 33 million barrels worldwide. The United States increased reserves 17 million barrels, primarily in the Gulf of Mexico. The Africa, Asia, and Other regions increased reserves 16 million barrels with no one country resulting in additions greater than 5 million barrels.
     In 2009, extensions and discoveries increased liquids volumes by 52 million barrels worldwide. The largest additions were 33 million barrels in Other regions related to the Gorgon Project in Australia and delineation drilling in Argentina. Africa and the United States accounted for 10 million barrels and 6 million barrels, respectively.
     Purchases In 2007, acquisitions of 316 million barrels for equity affiliates related to the formation of a new Hamaca equity affiliate in Venezuela.
     Sales In 2007, affiliated company sales of 432 million barrels related to the dissolution of a Hamaca equity affiliate in Venezuela.

Table V Reserve Quantity Information - Continued
Net Proved Reserves of Natural Gas

								Total
								Consolidated
	Consolidated Companies					Affiliated Companies		and Affiliated
Billions of cubic feet	U.S.	Africa	Asia	Other	Total	TCO	Other	Companies

Reserves at Jan 1, 2007	4,028	3,206	7,102	5,574	19,910	2,743	231	22,884
Changes attributable to:
Revisions	209	(141)	346	(19)	395	75	(2)	468
Improved recovery	–	–	–	1	1	–	–	1
Extensions and discoveries	86	11	358	63	518	–	–	518
Purchases[1]	50	–	91	–	141	–	211	352
Sales[3]	(76)	–	–	–	(76)	–	(175)	(251)
Production	(620)	(27)	(690)	(415)	(1,752)	(70)	(10)	(1,832)

Reserves at Dec. 31, 2007[2]	3,677	3,049	7,207	5,204	19,137	2,748	255	22,140
Changes attributable to:
Revisions	(28)	60	1,073	61	1,166	498	632	2,296
Improved recovery	–	–	–	–	–	–	–	–
Extensions and discoveries	108	–	23	1	132	–	–	132
Purchases	66	–	441	–	507	–	–	507
Sales[3]	(124)	–	–	–	(124)	–	–	(124)
Production	(549)	(53)	(748)	(446)	(1,796)	(71)	(9)	(1,876)

Reserves at Dec. 31, 2008[2]	3,150	3,056	7,996	4,820	19,022	3,175	878	23,075
Changes attributable to:
Revisions	39	4	493	33	569	(237)	193	525
Improved recovery	–	–	–	–	–	–	–	–
Extensions and discoveries	53	3	54	4,277	4,387	–	–	4,387
Purchases	–	–	–	–	–	–	–	–
Sales	(33)	–	–	(84)	(117)	–	–	(117)
Production	(511)	(42)	(683)	(472)	(1,708)	(105)	(8)	(1,821)

Reserves at Dec. 31, 2009[2,4]	2,698	3,021	7,860	8,574	22,153	2,833	1,063	26,049

[1] Includes reserves acquired through nonmonetary transactions.

[2] Includes year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-42 for the definition of a PSC). PSC-related reserve quantities are 31 percent, 40 percent and 37 percent for consolidated companies for 2009, 2008 and 2007, respectively.

[3] Includes reserves disposed of through nonmonetary transactions.

     Noteworthy amounts in the categories of natural gas
proved-reserve changes for 2007 through 2009 are discussed below:
     Revisions In 2007, net revisions increased reserves for consolidated companies by 395 BCF and increased reserves for affiliated companies by 73 BCF. For consolidated companies, net increases of 346 BCF in Asia and 209 BCF in the United States were partially offset by downward revisions of 160 BCF in Africa and Other regions. In the Asia region, drilling activities in Thailand added 360 BCF, which were partially offset by downward revisions in Azerbaijan and Kazakhstan due to the impact of higher prices. In the United States, improved reservoir performance for many fields contributed to the increase with the largest portion in the mid-continent areas. Decreases in Africa were primarily due to a 136 BCF downward revision in Nigeria resulting from field performance. The Other regions had net downward revisions of 19 BCF. A 185 BCF downward revision in Australia due to drilling results and other smaller declines were mostly offset by improved reservoir performance in Trinidad and Tobago which added 188 BCF.
     TCO had an upward revision of 75 BCF associated with improved reservoir performance and development activities. This upward revision was net of a negative impact due to higher year-end prices on royalty determination.
     In 2008, net revisions increased reserves for consolidated companies by 1,166 BCF and increased reserves for affiliated companies by 1,130 BCF. In the Asia region, positive revisions totaled 1,073 BCF for consolidated companies. Almost half of the increase was attributed to the Karachaganak Field in Kazakhstan, due mainly to the effects of low year-end prices on the production-sharing contract and the results of development drilling and improved recovery. Other large upward revisions were recorded for the Pattani Field in Thailand due to a successful drilling campaign.
     For the TCO affiliate in Kazakhstan, an increase of 498 BCF reflected the impacts of lower year-end prices on royalty determination and facility optimization. Reserves associated

Supplemental Information on Oil and Gas Producing Activities

with the Angola LNG project accounted for a majority of the 632 BCF increase in Other affiliated companies.
     In 2009, net revisions increased reserves by 569 BCF for consolidated companies and decreased reserves by 44 BCF for affiliated companies. For consolidated companies, net increases were 493 BCF in Asia primarily as a result of reservoir studies in Bangladesh and development drilling in Thailand. These results were partially offset by a downward revision due to the impact of higher prices on production-sharing contracts in Myanmar. The United States and Other regions increased reserves 39 BCF and 33 BCF, respectively. In the United States, development drilling in the Gulf of Mexico was partially offset by performance revisions in the California and mid-continent areas. In Other regions, improved reservoir performance and compression in Australia was partially offset by the effect of higher prices on production-sharing contracts in Trinidad.
     For equity affiliates, a downward revision of 237 BCF at TCO was due to the effect of higher prices on royalty determination and an increase in gas injection for SGI/SGP facilities. This decline was partially offset by performance and drilling opportunities related to the Angola LNG project.
     Extensions and Discoveries In 2007, extensions and discoveries accounted for an increase of 518 BCF worldwide. The largest addition was 330 BCF in Bangladesh, the result of drilling activities. Other additions were not individually significant.
     In 2009, worldwide extensions and discoveries of 4,387 BCF were attributed to consolidated companies. The Gorgon Project in Australia accounted for essentially all of the 4,277 BCF additions in the Other regions. In Asia, development drilling in Thailand accounted for the majority of the increase. In the United States, delineation drilling in California accounted for the majority of the increase.
     Purchases In 2007, purchases of natural gas reserves were 141 BCF for consolidated companies, which include the acquisition of an additional interest in the Bibiyana Field in Bangladesh. Affiliated company purchases of 211 BCF related to the formation of a new Hamaca equity affiliate in Venezuela and an initial booking related to the Angola LNG project.
     Sales In 2007, sales were 76 BCF and 175 BCF for consolidated companies and equity affiliates, respectively. The affiliated company sales related to the dissolution of a Hamaca equity affiliate in Venezuela.
     In 2009, worldwide sales of 117 BCF were related to consolidated companies. For the Other regions, the sale of properties in Argentina accounted for 84 BCF. The sale of properties in the Gulf of Mexico accounted for the majority of the 33 BCF decrease in the United States.

Table VI	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves
     The standardized measure of discounted future net cash flows, related to the preceding proved oil and gas reserves, is calculated in accordance with the requirements of the FASB. Estimated future cash inflows from production are computed by applying
12 month-average prices for oil and gas to year-end quantities of estimated net proved reserves. Future price changes are limited to those provided by contractual arrangements in existence at the end of each reporting year. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end estimated proved reserves based on year-end cost indices, assuming continuation of year-end economic conditions, and include estimated costs for asset retirement obligations. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pretax net cash flows, less the tax basis of related assets. Discounted future net cash flows are calculated using 10 percent midperiod discount factors. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.
     The information provided does not represent management’s estimate of the company’s expected future cash flows or value of proved oil and gas reserves. Estimates of proved-reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed by the FASB requires assumptions as to the timing and amount of future development and production costs. The calculations are made as of December 31 each year and should not be relied upon as an indication of the company’s future cash flows or value of its oil and gas reserves. In the following table, “Standardized Measure Net Cash Flows” refers to the standardized measure of discounted future net cash flows.

Table VI   Standardized Measure of Discounted Future Net Cash
 Flows Related to Proved Oil and Gas Reserves - Continued

								Total
								Consolidated
	Consolidated Companies					Affiliated Companies		and Affiliated
Millions of dollars	U.S.	Africa	Asia	Other	Total	TCO	Other	Companies

At December 31, 2009
Future cash inflows from production[1]	$81,332	$75,338	$91,993	$101,114	$349,777	$97,793	$23,825	$471,395
Future production costs	(35,295)	(22,459)	(31,843)	(42,206)	(131,803)	(6,923)	(4,765)	(143,491)
Future development costs	(7,027)	(14,715)	(12,884)	(16,643)	(51,269)	(8,190)	(3,986)	(63,445)
Future income taxes	(13,662)	(22,503)	(18,905)	(17,427)	(72,497)	(23,357)	(7,774)	(103,628)

Undiscounted future net cash flows	25,348	15,661	28,361	24,838	94,208	59,323	7,300	160,831
10 percent midyear annual discount for timing of estimated cash flows	(8,822)	(5,882)	(11,722)	(17,506)	(43,932)	(34,937)	(4,450)	(83,319)

Standardized Measure Net Cash Flows	$16,526	$9,779	$16,639	$7,332	$50,276	$24,386	$2,850	$77,512

At December 31, 2008
Future cash inflows from production[2]	$66,174	$52,344	$75,855	$37,408	$231,781	$51,252	$13,968	$297,001
Future production costs	(45,738)	(20,302)	(33,817)	(15,363)	(115,220)	(14,502)	(2,319)	(132,041)
Future development costs	(6,099)	(19,001)	(15,298)	(3,408)	(43,806)	(10,140)	(1,551)	(55,497)
Future income taxes	(5,091)	(9,581)	(10,278)	(7,593)	(32,543)	(7,517)	(5,223)	(45,283)

Undiscounted future net cash flows	9,246	3,460	16,462	11,044	40,212	19,093	4,875	64,180
10 percent midyear annual discount for timing of estimated cash flows	(2,318)	(1,139)	(7,042)	(4,052)	(14,551)	(11,261)	(2,966)	(28,778)

Standardized Measure Net Cash Flows	$6,928	$2,321	$9,420	$6,992	$25,661	$7,832	$1,909	$35,402

At December 31, 2007
Future cash inflows from production[2]	$162,138	$132,450	$110,749	$62,883	$468,220	$159,078	$29,845	$657,143
Future production costs	(41,861)	(15,707)	(29,150)	(17,132)	(103,850)	(10,408)	(1,529)	(115,787)
Future development costs	(8,080)	(11,516)	(10,989)	(4,754)	(35,339)	(8,580)	(1,175)	(45,094)
Future income taxes	(39,840)	(74,172)	(29,367)	(18,791)	(162,170)	(39,575)	(13,600)	(215,345)

Undiscounted future net cash flows	72,357	31,055	41,243	22,206	166,861	100,515	13,541	280,917
10 percent midyear annual discount for timing of estimated cash flows	(31,133)	(14,171)	(16,091)	(8,417)	(69,812)	(64,519)	(7,779)	(142,110)

Standardized Measure Net Cash Flows	$41,224	$16,884	$25,152	$13,789	$97,049	$35,996	$5,762	$138,807

[1]	Based on 12-month average price.

[2]	Based on year-end prices.

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

			Total
			Consolidated
			and Affiliated
Millions of dollars	Consolidated Companies	Affiliated Companies	Companies
Present Value at January 1, 2007	$65,820	$26,535	$92,355
Sales and transfers of oil and gas produced net of production costs	(34,957)	(4,084)	(39,041)
Development costs incurred	10,468	889	11,357
Purchases of reserves	780	7,711	8,491
Sales of reserves	(425)	(7,767)	(8,192)
Extensions, discoveries and improved recovery less related costs	3,664	–	3,664
Revisions of previous quantity estimates	(7,801)	(1,333)	(9,134)
Net changes in prices, development and production costs	74,900	23,616	98,516
Accretion of discount	12,196	3,745	15,941
Net change in income tax	(27,596)	(7,554)	(35,150)

Net change for the year	31,229	15,223	46,452

Present Value at December 31, 2007	$97,049	$41,758	$138,807
Sales and transfers of oil and gas produced net of production costs	(43,906)	(5,750)	(49,656)
Development costs incurred	13,682	763	14,445
Purchases of reserves	233	–	233
Sales of reserves	(542)	–	(542)
Extensions, discoveries and improved recovery less related costs	646	83	729
Revisions of previous quantity estimates	37,853	3,718	41,571
Net changes in prices, development and production costs	(169,046)	(51,696)	(220,742)
Accretion of discount	17,458	5,976	23,434
Net change in income tax	72,234	14,889	87,123

Net change for 2008	(71,388)	(32,017)	(103,405)

Present Value at December 31, 2008	$25,661	$9,741	$35,402
Sales and transfers of oil and gas produced net of production costs	(27,559)	(4,209)	(31,768)
Development costs incurred	10,791	335	11,126
Purchases of reserves	–	–	–
Sales of reserves	(285)	–	(285)
Extensions, discoveries and improved recovery less related costs	3,438	697	4,135
Revisions of previous quantity estimates	3,230	(4,343)	(1,113)
Net changes in prices, development and production costs	51,528	30,915	82,443
Accretion of discount	4,282	1,412	5,694
Net change in income tax	(20,810)	(7,312)	(28,122)

Net change for 2009	24,615	17,495	42,110

Present Value at December 31, 2009	$50,276	$27,236	$77,512

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of Chevron Corporation, dated May 30, 2008, filed as Exhibit 3.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.
3.2		By-Laws of Chevron Corporation, as amended January 30, 2008, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K dated February 1, 2008, and incorporated herein by reference.
4.1		Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
4.2		Confidential Stockholder Voting Policy of Chevron Corporation, filed as Exhibit 4.2 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.1		Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.1 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.2		Chevron Incentive Plan, filed as Exhibit 10.2 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.3		Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.3 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.4		Chevron Corporation Deferred Compensation Plan for Management Employees, as amended and restated on December 7, 2005, filed as Exhibit 10.5 to Chevron Corporation’s Current Report on Form 8-K dated December 7, 2005, and incorporated herein by reference.
10.5		Chevron Corporation Deferred Compensation Plan for Management Employees II, filed as Exhibit 10.5 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.6		Chevron Corporation Retirement Restoration Plan, filed as Exhibit 10.6 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.7		Chevron Corporation ESIP Restoration Plan, filed as Exhibit 10.7 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.8		Texaco Inc. Stock Incentive Plan, adopted May 9, 1989, as amended May 13, 1993, and May 13, 1997, filed as Exhibit 10.13 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.9		Supplemental Pension Plan of Texaco Inc., dated June 26, 1975, filed as Exhibit 10.14 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.10		Supplemental Bonus Retirement Plan of Texaco Inc., dated May 1, 1981, filed as Exhibit 10.15 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.11		Texaco Inc. Director and Employee Deferral Plan approved March 28, 1997, filed as Exhibit 10.16 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.12		Summary of Chevron Incentive Plan Award Criteria, filed as Exhibit 10.13 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.13		Chevron Corporation Change in Control Surplus Employee Severance Program for Salary Grades 41 through 43, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K dated December 6, 2006, and incorporated herein by reference.
10.14		Chevron Corporation Benefit Protection Program, filed as Exhibit 10.2 to Chevron Corporation’s Current Report on Form 8-K dated December 6, 2006, and incorporated herein by reference.
10	.15*	Form of Grant Agreement under the Long-Term Incentive Plan of Chevron Corporation.
10	.16*	Form of Restricted Stock Unit Grant Agreement under the Long-Term Incentive Plan of Chevron Corporation.

E-1

Exhibit No.		Description

10	.17*	Form of Retainer Stock Option Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan.
10.18		Form of Stock Units Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.19 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10	.19*	Employment Agreement, dated October 3, 2002, between Chevron Corporation and Charles A. James.
10	.20*	Termination Agreement, dated January 5, 2010, between Chevron Corporation and Charles A. James.
12	.1*	Computation of Ratio of Earnings to Fixed Charges (page E-22).
21	.1*	Subsidiaries of Chevron Corporation (pages E-23 through E-24).
23	.1*	Consent of PricewaterhouseCoopers LLP (page E-25).
24	.1 to 24.12*	Powers of Attorney for directors and certain officers of Chevron Corporation, authorizing the signing of the Annual Report on Form 10-K on their behalf.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chief Executive Officer (page E-38).
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chief Financial Officer (page E-39).
32	.1*	Section 1350 Certification of the company’s Chief Executive Officer (page E- 40).
32	.2*	Section 1350 Certification of the company’s Chief Financial Officer (page E- 41).
99	.1*	Definitions of Selected Energy and Financial Terms (pages E- 42 through E-44).
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Schema Document
101	.CAL*	XBRL Calculation Linkbase Document
101	.LAB*	XBRL Label Linkbase Document
101	.PRE*	XBRL Presentation Linkbase Document
101	.DEF*	XBRL Definition Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

*	Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.

E-2