Form 10-Q
period 2010-03-31
CHEVRON CORP
filed 2010-05-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-00368
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2010

Common stock, $.75 par value	2,008,642,168

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2010, and 2009	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2010, and 2009	4
	Consolidated Balance Sheet at March 31, 2010, and December 31, 2009	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010, and 2009	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39
Signature		40
Exhibits: Computation of Ratio of Earnings to Fixed Charges		42
Rule 13a-14(a)/15d-14(a) Certifications		43-44
Section 1350 Certifications		45-46
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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude-oil and natural-gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude-oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude-oil and natural-gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude-oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign-currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 30 through 32 of the company’s 2009 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars, except
	per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$46,741	$34,987
Income from equity affiliates	1,235	611
Other income	203	532

Total Revenues and Other Income	48,179	36,130

Costs and Other Deductions
Purchased crude oil and products	27,144	20,400
Operating expenses	4,589	4,346
Selling, general and administrative expenses	1,042	977
Exploration expenses	180	381
Depreciation, depletion and amortization	3,082	2,867
Taxes other than on income*	4,472	3,978
Interest and debt expense	20	8

Total Costs and Other Deductions	40,529	32,957

Income Before Income Tax Expense	7,650	3,173
Income Tax Expense	3,070	1,319

Net Income	4,580	1,854
Less: Net income attributable to noncontrolling interests	28	17

Net Income Attributable to Chevron Corporation	$4,552	$1,837

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.28	$0.92
— Diluted	$2.27	$0.92
Dividends	$0.68	$0.65
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,994,983	1,991,128
— Diluted	2,004,217	1,999,509

* Includes excise, value-added and similar taxes:	$2,072	$1,910

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Net Income	$4,580	$1,854

Currency translation adjustment	3	(30)
Unrealized holding loss on securities:
Net loss arising during period	(1)	(3)
Derivatives:
Net derivatives gain (loss) on hedge transactions	1	(49)
Reclassification to net income of net realized loss	—	1
Income taxes on derivatives transactions	—	16

Total	1	(32)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	165	158
Prior service cost:
Amortization to net income of net prior service credits	(15)	(16)
Defined benefit plans sponsored by equity affiliates	7	(2)
Income taxes on defined benefit plans	(58)	(53)

Total	99	87

Other Comprehensive Gain, Net of Tax	102	22

Comprehensive Income	4,682	1,876
Comprehensive income attributable to noncontrolling interests	(28)	(17)

Comprehensive Income Attributable to Chevron Corporation	$4,654	$1,859

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31	At December 31
	2010	2009
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$ 7,376	$ 8,716
Time deposits	3,695	—
Marketable securities	84	106
Accounts and notes receivable, net	17,921	17,703
Inventories:
Crude oil and petroleum products	4,213	3,680
Chemicals	387	383
Materials, supplies and other	1,478	1,466

Total inventories	6,078	5,529
Prepaid expenses and other current assets	5,672	5,162

Total Current Assets	40,826	37,216
Long-term receivables, net	2,399	2,282
Investments and advances	21,290	21,158
Properties, plant and equipment, at cost	191,977	188,288
Less: Accumulated depreciation, depletion and amortization	94,630	91,820

Properties, plant and equipment, net	97,347	96,468
Deferred charges and other assets	2,452	2,879
Goodwill	4,618	4,618

Total Assets	$168,932	$164,621

LIABILITIES AND EQUITY
Short-term debt	$ 302	$ 384
Accounts payable	16,787	16,437
Accrued liabilities	5,209	5,375
Federal and other taxes on income	3,718	2,624
Other taxes payable	1,550	1,391

Total Current Liabilities	27,566	26,211
Long-term debt	9,793	9,829
Capital lease obligations	290	301
Deferred credits and other noncurrent obligations	17,277	17,390
Noncurrent deferred income taxes	11,328	11,521
Reserves for employee benefit plans	6,626	6,808

Total Liabilities	72,880	72,060

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at March 31, 2010, and December 31, 2009)	1,832	1,832
Capital in excess of par value	14,679	14,631
Retained earnings	109,484	106,289
Accumulated other comprehensive loss	(4,219)	(4,321)
Deferred compensation and benefit plan trust	(312)	(349)
Treasury stock, at cost (434,034,412 and 434,954,774 shares at March 31, 2010, and December 31, 2009, respectively)	(26,115)	(26,168)

Total Chevron Corporation Stockholders’ Equity	95,349	91,914
Noncontrolling interests	703	647

Total Equity	96,052	92,561

Total Liabilities and Equity	$168,932	$164,621

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Operating Activities
Net Income	$4,580	$1,854
Adjustments
Depreciation, depletion and amortization	3,082	2,867
Dry hole expense	66	184
Distributions more (less) than income from equity affiliates	1	(440)
Net before-tax gains on asset retirements and sales	(165)	(475)
Net foreign currency effects	45	112
Deferred income tax provision	(104)	(232)
Net decrease (increase) in operating working capital	63	(1,413)
Increase in long-term receivables	(129)	(105)
Decrease in other deferred charges	14	103
Cash contributions to employee pension plans	(306)	(91)
Other	370	40

Net Cash Provided by Operating Activities	7,517	2,404

Investing Activities
Capital expenditures	(3,967)	(5,984)
Proceeds and deposits related to asset sales	239	1,194
Purchases of time deposits	(3,695)	—
Net sales of marketable securities	20	55
Net sales of other short-term investments	68	126

Net Cash Used for Investing Activities	(7,335)	(4,609)

Financing Activities
Net payments of short-term obligations	(72)	(1,237)
Proceeds from issuance of long-term debt	—	4,993
Repayments of long-term debt and other financing obligations	(25)	(421)
Cash dividends	(1,357)	(1,295)
Distributions to noncontrolling interests	(17)	(7)
Net sales of treasury shares	40	11

Net Cash (Used for) Provided by Financing Activities	(1,431)	2,044

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(91)	(36)

Net Change in Cash and Cash Equivalents	(1,340)	(197)
Cash and Cash Equivalents at January 1	8,716	9,347

Cash and Cash Equivalents at March 31	$7,376	$9,150

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2010, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

Effective January 1, 2010, Chevron’s segment reporting reflects the reclassification of certain businesses. Prior period information was revised to conform to the 2010 presentation. Refer to “Note 5. Operating Segments and Geographic Data” for a discussion of the changes.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2009 Annual Report on Form 10-K.

Earnings for the first quarter 2010 included after-tax charges of $175 million associated with employee reductions in the downstream businesses and corporate staffs. Refer to Note 15 of the Consolidated Financial Statements, page 21, for further discussion.

Earnings for first quarter 2009 included after-tax gains of $400 million on the sale of international downstream assets.

Note 2.	Time Deposits

In the first quarter 2010, the company began investing in bank time deposits with maturities greater than 90 days. The company believes that the investment in longer-term bank time deposits is consistent with its cash management strategy to preserve principal, maintain high levels of liquidity and earn a competitive return.

Note 3.	Noncontrolling Interests

Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.

Activity for the equity attributable to noncontrolling interests for the first three months of 2010 and 2009 is as follows:

	2010			2009
	Chevron Corporation	Noncontrolling	Total	Chevron Corporation	Noncontrolling	Total
	Stockholders’ Equity	Interest	Equity	Stockholders’ Equity	Interest	Equity
	(Millions of dollars)

Balance at January 1	$91,914	$647	$92,561	$86,648	$469	$87,117
Net income	4,552	28	4,580	1,837	17	1,854
Dividends	(1,357)	—	(1,357)	(1,295)	—	(1,295)
Distributions to noncontrolling interests	—	(17)	(17)	—	(7)	(7)
Treasury shares, net	53	—	53	25	—	25
Other changes, net*	187	45	232	98	24	122

Balance at March 31	$95,349	$703	$96,052	$87,313	$503	$87,816

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Information Relating to the Consolidated Statement of Cash Flows

The “Net decrease (increase) in operating working capital” was composed of the following operating changes:

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

(Increase) decrease in accounts and notes receivable	$(233)	$1,791
(Increase) decrease in inventories	(549)	308
(Increase) decrease in prepaid expenses and other current assets	(603)	53
Increase (decrease) in accounts payable and accrued liabilities	210	(3,367)
Increase (decrease) in income and other taxes payable	1,238	(198)

Net decrease (increase) in operating working capital	$63	$(1,413)

The “Net decrease (increase) in operating working capital” includes reductions of $8 million and $2 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2010, and 2009, respectively. These amounts are offset by an equal amount in “Net sales of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$70	$—
Income taxes	1,885	1,173

The “Net sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Marketable securities purchased	$—	$(3)
Marketable securities sold	20	58

Net sales of marketable securities	$20	$55

The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Net sales totaled $40 million and $11 million in the first three months of 2010 and 2009, respectively. No purchases were made under the company’s stock repurchase program in the 2010 and 2009 periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Additions to properties, plant and equipment	$3,770	$3,664
Additions to investments	150	224
Current-year dry-hole expenditures	62	159
Payments for other liabilities and assets, net	(15)	1,937

Capital expenditures	3,967	5,984
Expensed exploration expenditures	114	197
Assets acquired through capital-lease obligations	3	—

Capital and exploratory expenditures, excluding equity affiliates	4,084	6,181
Company’s share of expenditures by equity affiliates	298	285

Capital and exploratory expenditures, including equity affiliates	$4,382	$6,466

“Payments for other liabilities and assets, net” in the 2009 period includes $2 billion for a cash payment related to an accrual recorded in 2008 for an upstream operating agreement outside the United States.

Note 5.	Operating Segments and Geographic Data

Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments” as defined in accounting standards for segment reporting (ASC 280). Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; processing, liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; transporting, storage and marketing of natural gas; and a gas-to-liquids project. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses and fuel and lubricant additives. All Other activities of the company include mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels and technology.

The segments are separately managed for investment purposes under a structure that includes “segment managers” who report to the company’s “chief operating decision maker” (CODM) (terms as defined in the accounting standards). The CODM is the company’s Executive Committee (EXCOM), a committee of senior officers that includes the Chief Executive Officer, and EXCOM reports to the Board of Directors of Chevron Corporation.

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

Segment managers for the reportable segments are directly accountable to and maintain regular contact with the company’s CODM to discuss the segment’s operating activities and financial performance. The CODM approves annual capital and exploratory budgets at the reportable segment level, as well as reviews capital and exploratory funding for major projects and approves major changes to the annual capital and exploratory budgets. However,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business-unit managers within the operating segments are directly responsible for decisions relating to project implementation and all other matters connected with daily operations. Company officers who are members of EXCOM also have individual management responsibilities and participate in other committees for purposes other than acting as the CODM.

The activities reported in Chevron’s upstream and downstream operating segments have changed effective January 1, 2010. Chemicals businesses are now reported as part of the downstream segment. In addition, the company’s significant upstream-enabling operations, primarily a gas-to-liquids project and major international export pipelines, have been reclassified from the downstream segment to the upstream segment. Prior period information in this report has been revised to conform to the 2010 presentation.

The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “International” (outside the United States).

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2010 and 2009 are presented in the following table:

Segment Earnings

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Upstream
United States	$1,156	$27
International	3,568	1,351

Total Upstream	4,724	1,378

Downstream
United States	82	136
International	114	617

Total Downstream	196	753

Total Segment Earnings	4,920	2,131

All Other
Interest Expense	(16)	(6)
Interest Income	10	13
Other	(362)	(301)

Net Income Attributable to Chevron Corporation	$4,552	$1,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2010, and December 31, 2009, are as follows:

Segment Assets

	At March 31	At December 31
	2010	2009
	(Millions of dollars)

Upstream
United States	$ 25,229	$ 25,478
International	82,741	81,209
Goodwill	4,618	4,618

Total Upstream	112,588	111,305

Downstream
United States	20,524	20,317
International	20,284	19,618

Total Downstream	40,808	39,935

Total Segment Assets	153,396	151,240

All Other
United States	7,715	7,125
International	7,821	6,256

Total All Other	15,536	13,381

Total Assets — United States	53,468	52,920
Total Assets — International	110,846	107,083
Goodwill	4,618	4,618

Total Assets	$168,932	$164,621

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2010 and 2009, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Upstream
United States	$6,593	$4,402
International	9,548	6,405

Sub-total	16,141	10,807
Intersegment Elimination — United States	(3,473)	(1,596)
Intersegment Elimination — International	(5,705)	(3,153)

Total Upstream	6,963	6,058

Downstream
United States	17,718	11,439
International	21,967	17,379

Sub-total	39,685	28,818
Intersegment Elimination — United States	(28)	(26)
Intersegment Elimination — International	(22)	(13)

Total Downstream	39,635	28,779

All Other
United States	294	286
International	15	13

Sub-total	309	299
Intersegment Elimination — United States	(159)	(145)
Intersegment Elimination — International	(7)	(4)

Total All Other	143	150

Sales and Other Operating Revenues
United States	24,605	16,127
International	31,530	23,797

Sub-total	56,135	39,924
Intersegment Elimination — United States	(3,660)	(1,767)
Intersegment Elimination — International	(5,734)	(3,170)

Total Sales and Other Operating Revenues	$46,741	$34,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Summarized Financial Data — Chevron U.S.A. Inc.

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

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Sales and other operating revenues	$34,257	$23,811
Total costs and other deductions	33,243	23,876
Net income (loss) attributable to CUSA	699	(140)

The amount of net loss attributable to CUSA for the three months ended March 31, 2009 has been adjusted by an immaterial amount associated with the allocation of income-tax liabilities among Chevron Corporation subsidiaries.

	At March 31	At December 31
	2010	2009
	(Millions of dollars)

Current assets	$22,853	$23,286
Other assets	32,472	32,827
Current liabilities	15,167	16,098
Other liabilities	14,037	14,625
Total CUSA net equity	$26,121	$25,390

Memo: Total debt	$ 7,065	$ 6,999

Note 7.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Sales and other operating revenues	$244	$182
Total costs and other deductions	263	192
Net loss attributable to CTC	(21)	(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31	At December 31
	2010	2009
	(Millions of dollars)

Current assets	$350	$377
Other assets	169	173
Current liabilities	111	115
Other liabilities	79	90
Total CTC net equity	$329	$345

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2010.

Note 8.	Income Taxes

Taxes on income for the first quarter 2010 were $3.1 billion, compared with $1.3 billion for the corresponding period in 2009. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) were 40 percent and 42 percent, respectively.

The decline in the effective tax rate between the quarterly periods was due to a lower effective tax rate in international upstream operations, driven primarily by increased tax credits and other benefits generated in foreign tax jurisdictions.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2010. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

The company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions. Both the outcome of these tax matters and the timing of resolution and/or closure of the tax audits are highly uncertain. However, it is reasonably possible that developments on tax matters in certain tax jurisdictions may result in significant increases or decreases in the company’s total unrecognized tax benefits within the next 12 months. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, we are unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

Note 9.	Employee Benefits

Chevron has defined benefit pension plans for many employees. The company typically prefunds defined benefit plans as required by local regulations or in certain situations where prefunding provides economic advantages. In the United States, all qualified plans are subject to the Employee Retirement Income Security Act (ERISA) minimum funding standard. The company does not typically fund U.S. nonqualified pension plans that are not subject to funding requirements under laws and regulations because contributions to these pension plans may be less economic and investment returns may be less attractive than the company’s other investment alternatives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2010 and 2009 are as follows:

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Pension Benefits
United States
Service cost	$84	$67
Interest cost	122	120
Expected return on plan assets	(135)	(99)
Amortization of prior-service credits	(2)	(2)
Amortization of actuarial losses	80	75
Settlement losses	55	50

Total United States	204	211

International
Service cost	36	30
Interest cost	73	69
Expected return on plan assets	(58)	(46)
Amortization of prior-service costs	5	6
Amortization of actuarial losses	24	26

Total International	80	85

Net Periodic Pension Benefit Costs	$284	$296

Other Benefits*
Service cost	$10	$8
Interest cost	43	44
Amortization of prior-service credits	(18)	(20)
Amortization of actuarial losses	6	7
Curtailment gains	—	(5)

Net Periodic Other Benefit Costs	$41	$34

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2009, the company estimated it would contribute $900 million to employee pension plans during 2010 (composed of $600 million for the U.S. plans and $300 million for the international plans). Through March 31, 2010, a total of $306 million was contributed (including $266 million to the U.S. plans). Total contributions for the full year are currently estimated at $900 million ($600 million for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon plan-investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first three months of 2010, the company contributed $46 million to its OPEB plans. The company anticipates contributing about $162 million during the remainder of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 51 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18.9 billion and an increase in the assessment for purported unjust enrichment to a total of $8.4 billion. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. In February 2010, in accordance with local court process, another judge was elected as president of the provincial court and will preside over the trial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The court has completed most of the procedural aspects of the case and could render a judgment at any time. Chevron will continue a vigorous defense of any attempted imposition of liability. In the event of an adverse trial court judgment, Chevron would expect to pursue its appeals in Ecuador. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions following any adverse judgment to be brought in other jurisdictions. Chevron would expect to contest any such actions. The ultimate outcome, including any financial effect on Chevron, remains uncertain.

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through March 2010, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Redetermination For crude-oil and natural-gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude-oil and natural-gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and the possible maximum net amount that could be owed to Chevron is estimated at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. The company is evaluating the ruling and its options going forward, which may include seeking a review of the decision by the California Supreme Court, requesting the city to revise the EIR to address the issues identified by the Court of Appeal, or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

The fair value hierarchy for recurring assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in				Prices in
		Active				Active
		Markets for				Markets for
		Identical	Other			Identical	Other
		Assets/	Observable	Unobservable	At	Assets/	Observable	Unobservable
	At March 31	Liabilities	Inputs	Inputs	December 31	Liabilities	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)	2009	(Level 1)	(Level 2)	(Level 3)
	(Millions of dollars)

Marketable Securities	$ 84	$ 84	$ —	$—	$106	$106	$ —	$—
Derivatives	190	31	159	—	127	14	113	—

Total Recurring Assets at Fair Value	$274	$115	$159	$—	$233	$120	$113	$—

Derivatives	$217	$142	$ 75	$—	$101	$ 20	$ 81	$—

Total Recurring Liabilities at Fair Value	$217	$142	$ 75	$—	$101	$ 20	$ 81	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2010.

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

Impairments of “Properties, plant and equipment” The company did not have any assets and liabilities measured at fair value on a nonrecurring basis to report in the first quarter 2010. Before-tax losses associated with the impairment of property, plant and equipment held and used and held for sale in the first quarter 2009 were $110 million and $44 million, respectively. The losses in the comparative period were the result of fair values determined both from internal cash-flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature, and from bids received from prospective buyers of assets held for sale.

Assets and Liabilities not Required to be Measured at Fair Value The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $7.4 billion and $8.7 billion at March 31, 2010 and December 31, 2009, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days, and had carrying/fair values of $3.7 billion at March 31, 2010. The fair values of cash, cash equivalents and bank time deposits reflect the cash that would have been received or paid if the instruments were settled at March 31, 2010.

“Cash and cash equivalents” does not include investments with a carrying/fair value of $55 million and $123 million at March 31, 2010 and December 31, 2009, respectively. These investments are restricted funds related to an international upstream development project and Pascagoula Refinery projects, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5.7 billion had an estimated fair value of $6.2 billion at both March 31, 2010 and December 31, 2009.

Fair values of other financial instruments at March 31, 2010 were not material.

Note 13.	Derivative Instruments and Hedging Activities

The company’s derivative instruments principally include crude-oil, natural-gas and refined-product futures, swaps, options and forward contracts. None of the company’s derivative instruments are designated as a hedging instrument, although certain of the company’s affiliates make such designation. The company’s derivatives are not material to the company’s financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at March 31, 2010 and December 31, 2009, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet:
Fair Value of Derivatives not Designated as Hedging Instruments

		Asset Derivatives —			Liability Derivatives —
		Fair Value			Fair Value
				(Millions of Dollars)
Type of	Balance Sheet	At March 31	At December 31	Balance Sheet	At March 31	At December 31
Derivative Contract	Classification	2010	2009	Classification	2010	2009

Commodity	Accounts and notes receivable, net	$141	$ 99	Accounts payable	$172	$ 73
Commodity	Long-term receivables, net	49	28	Deferred credits and other noncurrent obligations	45	28

		$190	$127		$217	$101

Consolidated Statement of Income: The Effect of Derivatives not
Designated as Hedging Instruments

		Gain/(Loss)
		Three Months Ended
		March 31
		2010	2009
Type of
Derivative Contract	Statement of Income Classification	(Millions of dollars)

Foreign Exchange	Other income	$—	$(44)
Commodity	Sales and other operating revenues	6	73
Commodity	Purchased crude oil and products	(31)	64

		$(25)	$93

Note 14.	New Accounting Standards

Transfers and Servicing (ASC 860), Accounting for Transfers of Financial Assets (ASU 2009-16) The FASB issued ASU 2009-16 in December 2009. This standard became effective for the company on January 1, 2010. ASU 2009-16 changes how companies account for transfers of financial assets and eliminates the concept of qualifying special-purpose entities. Adoption of the guidance did not have an effect on the company’s results of operations, financial position or liquidity.

Consolidation (ASC 810), Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17) The FASB issued ASU 2009-17 in December 2009. This standard became effective for the company on January 1, 2010. ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. Adoption of the standard did not have an impact on the company’s results of operations, financial position or liquidity.

Note 15.	Restructuring and Reorganization Costs

In the first quarter 2010, the company announced employee reduction programs related to the restructuring and reorganization of its downstream businesses and corporate staffs. Approximately 3,200 employees in the refining, marketing, and supply and trading operations, and 600 employees from corporate staffs, are expected to be terminated under the programs. About 1,900 of the affected positions are located in the United States. It is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated that 2,400 employees of the total covered under the programs will be terminated during 2010, and the programs are expected to be completed by the end of 2011.

A before-tax charge of $244 million ($175 million after-tax) was recorded in the first quarter 2010, with $191 million reported as “Operating Expenses” and $53 million as “Selling, general and administrative expenses” on the Consolidated Statement of Income. The accrued liability is classified as current on the Consolidated Balance Sheet. Approximately $80 million ($50 million after-tax) is associated with terminations in the U.S. Downstream, $127 million ($100 million after-tax) in International Downstream and $37 million ($25 million after-tax) in All Other.

Amounts Before Tax
(Millions of dollars)

Balance at January 1, 2010	$ —
Accruals/adjustments	244
Payments	—

Balance at March 31, 2010	$244

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2010 Compared With First Quarter 2009

Key Financial Results

Earnings by Business Segment

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Upstream(1)
United States	$1,156	$27
International	3,568	1,351

Total Upstream	4,724	1,378

Downstream(1)
United States	82	136
International	114	617

Total Downstream	196	753

Total Segment Earnings	4,920	2,131
All Other	(368)	(294)

Net Income Attributable to Chevron Corporation(2)(3)	$4,552	$1,837

(1) 2009 information has been revised to conform with the 2010 segment presentation
(2) Includes foreign currency effects	$(198)	$(54)
(3) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the first quarter 2010 was $4.6 billion ($2.27 per share — diluted), compared with $1.8 billion ($0.92 per share — diluted) in the corresponding 2009 period.

The activities reported in Chevron’s upstream and downstream operating segments have changed effective January 1, 2010. Results for the Chemicals businesses are now reported as part of the downstream segment. In addition, the company’s significant upstream-enabling operations, primarily a gas-to-liquids project and major international export pipelines, have been reclassified from the downstream segment to the upstream segment. Prior period information in this report has been revised to conform to the 2010 presentation.

Upstream earnings in the first quarter 2010 were $4.7 billion, compared with $1.4 billion in the 2009 quarter. The increase between the comparative periods was driven by higher prices for crude oil and natural gas, and increased production of crude oil.

Downstream earnings were $196 million in the first quarter 2010, compared with $753 million in the year-earlier period. The decrease was primarily associated with absence of 2009 gains on sales of assets and charges in 2010 related to planned employee reductions.

Refer to pages 27 through 29 for additional discussion of results by business segment and “All Other” activities for the first quarter 2010 versus the same period in 2009.

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

Earnings of the company depend largely on the profitability of its upstream and downstream business segments. The single biggest factor that affects the results of operations for both segments is movement in the price of crude oil. In the downstream business, crude oil is the largest cost component of refined products. The overall trend in earnings is typically less affected by results from the company’s other activities and investments. Earnings for the company in any period may also be influenced by events or transactions that are infrequent or unusual in nature.

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

In recent years, Chevron and the oil and gas industry at large experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. This increase in costs affected the company’s operating expenses and capital programs for all business segments, but particularly for Upstream. Softening of these cost pressures started in late 2008 and continued through most of 2009. Industry costs began to level out in the fourth quarter 2009 and were essentially unchanged during first quarter 2010. The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. (Refer to the “Upstream” section below for a discussion of the trend in crude-oil prices.)

The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity and the implications to the company of movements in prices for crude oil and natural gas. Management takes these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to address potential challenges presented in the current environment. (Refer also to the “Liquidity and Capital Resources” section beginning on page 32.)

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

The chart below shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. During 2009, industry price levels for WTI ranged from $34 to $81 per barrel and finished the year at $79 per barrel. During the first quarter 2010, WTI averaged $79 and ended April at $86.

A differential in crude-oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower-quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand that is a function of the number of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in first quarter 2010 primarily due to greater availability of lower quality crudes. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 31 for the company’s average U.S. and international crude-oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged about $5.29 per thousand cubic feet (MCF) in the first quarter 2010, compared with about $4.40 during the first quarter 2009. At the end of April 2010, the Henry Hub spot price was about $3.94 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America and the level of inventory in underground storage.

Certain international natural-gas markets in which the company operates have different supply, demand and regulatory circumstances, which historically have resulted in lower average sales prices for the company’s production of natural gas in these locations. Chevron continues to invest in long-term projects in these locations to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets where greater demand results in higher prices. International natural-gas realizations averaged about $4.60 per MCF during first quarter 2010, compared with about $4.20 in the same quarter last year. (See page 31 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in first quarter 2010 averaged 2.78 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first quarter occurred in the OPEC-member countries of Angola, Nigeria and Venezuela and in the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude-oil production for the first quarter 2010, while production in the first quarter 2009 was reduced by approximately 50,000 barrels per day. At the March 2010 meeting, members of OPEC supported maintaining production quotas in effect since December 2008.

The company currently estimates that oil-equivalent production in 2010 will average approximately 2.73 million barrels per day. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under production-sharing and variable-royalty provisions of certain agreements, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude-oil and natural-gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

On April 20, 2010, an incident occurred on a deepwater drilling rig in the Gulf of Mexico, resulting in loss of life, the sinking of the rig and a significant oil spill. The rig was drilling an exploratory well at the BP-operated Macondo prospect. Chevron is not a participant in the well. To date, the company’s operations have not been impacted by the incident. The future effects of this incident, including any new or additional regulation that may be adopted in response, are not known at this time.

Refer to the “Results of Operations” section on pages 27 and 28 for additional discussion of the company’s upstream business.

Downstream Earnings for the downstream segment are closely tied to margins on the refining, manufacturing and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil, fuel and lubricant additives, and petrochemicals. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and petrochemicals and by changes in the price of refinery crude-oil feedstocks, petrochemical feedstocks and fuel costs. Industry margins can also be influenced by inventory levels, geopolitical events, cost of materials and services, refinery or chemical plant capacity utilization, maintenance programs and disruptions at refineries or chemical plants resulting from unplanned outages due to severe weather, fires or other operational events.

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining and marketing network, the effectiveness of the crude-oil and product-supply functions and the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude-oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refinery and distribution network.

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, southern Africa and the United Kingdom. Chevron operates or has significant ownership interests in refineries in each of these areas except Latin America. The company plans to discontinue, by the end of the third quarter 2010, sales of Chevron- and Texaco-branded motor fuels in the District of Columbia, Delaware, Indiana, Kentucky, North Carolina, New Jersey, Maryland, Ohio, Pennsylvania, South Carolina, Virginia, West Virginia and parts of Tennessee, where the company sold to retail customers through approximately 1,100 stations and to commercial and industrial customers through supply arrangements. During 2009, sales in these markets represented approximately 8 percent of the company’s total U.S. retail fuel sales volumes. Additionally, in January 2010, the company sold the rights to the Gulf trademark in the United States and its territories that it had previously licensed for use in the U.S. Northeast and Puerto Rico.

The company’s refining and marketing margins in the first quarter 2010 continued to be weak due to challenging industry conditions, including weak demand in certain regions reflecting the economic slowdown, excess refined-product supplies and surplus refining capacity. Expecting these conditions to continue for the next several years, in the first quarter 2010, the company announced that its downstream businesses will be restructured to improve operating efficiency and achieve sustained improvement in financial performance. As part of this restructuring, employee-reduction programs were announced for the United States and International downstream operations. Approximately 3,200 employees in the refining, marketing, and supply and trading operations are expected to be terminated under the programs. About 1,300 of the affected positions are located in the United States. It is anticipated that 2,000 employees will be terminated during 2010, and the programs are expected to be completed by the end of 2011. Refer to Note 15 of the Consolidated Financial Statements, page 21, for further discussion. The company is also soliciting bids for 13 U.S. terminals and certain operations in Europe (including the company’s Pembroke Refinery), the Caribbean and select Central America markets. These potential market exits, dispositions of assets and other actions, may result in gains or losses in future periods.

Refer to the “Results of Operations” section on pages 28 and 29 for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies. In the first quarter 2010, employee-reduction programs were announced for the corporate staffs. Approximately 600 employees from the corporate staffs are expected to be terminated under the programs by the end of 2011, including 400 that will be terminated during 2010. Refer to Note 15 of the Consolidated Financial Statements, page 21, for further discussion.

Operating Developments

Noteworthy operating developments for the upstream business in recent months included the following:

United States

•	Achieved “first oil” at the nonoperated Perdido deepwater project in the Gulf of Mexico. Located in nearly 8,000 feet of water, Perdido is also the world’s deepest offshore oil and gas drilling and production spar. Chevron has a 37.5 percent working interest in the Perdido regional host facility.
•	Commenced exploratory drilling operations with a second ultra-deep water drillship at the Moccasin prospect in the Gulf of Mexico.
•	Bid successfully for new exploration acreage in the recent central Gulf of Mexico lease sale.

In the downstream business, the company continued to progress restructuring plans to streamline its operations.

Results of Operations

Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream — as well as for “All Other” — the departments and companies managed at the corporate level. (Refer to Note 5 beginning on page 9 for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

U.S. Upstream Earnings	$1,156	$27

U.S. upstream earnings of $1.16 billion in the first quarter 2010 were up $1.13 billion from a year earlier. Higher prices for crude oil and natural gas increased earnings by about $1.1 billion, and higher liquids production in the first quarter 2010 benefitted earnings by approximately $150 million. Partially offsetting these effects was higher depreciation expense.

The company’s average realization per barrel of crude oil and natural gas liquids was approximately $71 in the 2010 quarter, compared with $36 a year ago. The average natural-gas realization in the first quarter 2010 was $5.29 per thousand cubic feet, up from $4.14 in last year’s first quarter.

Net oil-equivalent production of 734,000 barrels per day in the first quarter 2010 was up 63,000 barrels per day, or about 9 percent, from a year earlier. The increase was primarily associated with new production, mostly from the start-up of the Tahiti Field in second quarter 2009 and ramp-up of the Blind Faith Field, which began production in late 2008, along with the restoration of volumes that were offline in the first quarter 2009 due to 2008 hurricanes in the Gulf of Mexico. The net liquids component of production was up 15 percent to 505,000 barrels per day in the 2010 first quarter while net natural-gas production of 1.38 billion cubic feet per day was unchanged between periods.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

International Upstream Earnings*	$3,568	$1,351

* Includes foreign currency effects	$ (102)	$ 34

International upstream earnings of $3.57 billion increased $2.22 billion from the first quarter 2009. Higher prices for crude oil and natural gas in the first quarter 2010 benefitted earnings by about $1.7 billion. Higher sales volumes increased earnings by about $140 million, while various tax benefits increased earnings by approximately $400 million.

The average realization per barrel of crude oil and natural gas liquids in the 2010 quarter was $70, compared with $39 a year earlier. The average natural-gas realization in the 2010 first quarter was $4.61 per thousand cubic feet, up from $4.21 in last year’s first quarter.

Net oil-equivalent production of 2.05 million barrels per day in the first quarter 2010 increased 3 percent, or 57,000 barrels per day, from a year ago. The increase included approximately 115,000 barrels per day associated with the ramp-up of several major capital projects — the expansion at Tengiz in Kazakhstan, Agbami in Nigeria, and Tombua-Landana and Mafumeira Norte in Angola. The absence of the first quarter 2009 OPEC production curtailments was more than offset by the impact in first quarter 2010 of higher prices on certain production-sharing and variable-royalty agreements. The net liquids component of production increased about 3 percent from a year ago to 1.43 million barrels per day and net natural gas production was up about 2 percent to 3.72 billion cubic feet per day.

Downstream

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

U.S. Downstream Earnings	$82	$136

U.S. downstream earned $82 million in the first quarter 2010, compared with earnings of $136 million a year earlier. Lower refined-product margins of approximately $150 million and charges related to employee reductions of approximately $50 million were partially offset by an increase of about $100 million in earnings from chemical operations, primarily from the 50 percent-owned Chevron Phillips Chemical Company LLC.

Refinery crude-input of 889,000 barrels per day in the first quarter 2010 decreased 49,000 barrels per day from the year-ago period primarily due to weaker demand for refined products and planned shutdown activity at the refinery in Richmond, California.

Refined-product sales of 1.35 million barrels per day were down 54,000 barrels per day from the first quarter 2009, mainly due to lower jet fuel and fuel oils sales. Branded gasoline sales decreased 5 percent to 581,000 barrels per day due mainly to lower demand.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

International Downstream Earnings*	$114	$617

* Includes foreign currency effects	$(98)	$(59)

International downstream earned $114 million in the first quarter 2010, compared with earnings of $617 million a year earlier. The decline was due mainly to the absence of 2009 gains of about $400 million from asset sales and charges in the first quarter 2010 of about $100 million for employee reductions.

Refinery crude-input of 992,000 barrels per day was essentially unchanged from the first quarter 2009.

Total refined-product sales of 1.7 million barrels per day in the 2010 first quarter were 12 percent lower than a year earlier, due mainly to asset sales in certain countries in Africa and Latin America since the first quarter of last year. Excluding the impact of 2009 asset sales, sales volumes were down 5 percent between periods mainly due to reduced trading activities in Europe.

All Other

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Net Charges*	$(368)	$(294)

* Includes foreign currency effects	$2	$(29)

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies.

Net charges in the first quarter 2010 were $368 million, compared with $294 million in the year-ago period. The increase between periods is primarily due to higher corporate tax expense and the effects of charges related to reductions in corporate staffs. Foreign-currency effects reduced net charges by $2 million in the 2010 quarter, compared with a $29 million increase in net charges last year.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Sales and other operating revenues	$46,741	$34,987

Sales and other operating revenues for the first quarter 2010 increased $12 billion mainly due to higher prices for crude oil, natural gas and refined products.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Income from equity affiliates	$1,235	$611

Income from equity affiliates increased in the first quarter 2010 mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar in Venezuela, as a result of higher prices for crude oil. Downstream-related earnings were higher between the periods due primarily to higher earnings from Chevron Phillips Chemical Company LLC, as a result of higher margins on the sales of commodity chemicals.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Other income	$203	$532

Other income for the quarterly period in 2010 decreased mainly due to lower gains on asset sales, partially offset by favorable foreign-exchange effects.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Purchased crude oil and products	$27,144	$20,400

The increase in crude-oil and product purchases in the 2010 period was primarily the result of higher prices for crude oil, natural gas and refined products.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,631	$5,323

Operating, selling, general and administrative expenses increased approximately $300 million between quarters, primarily due to charges of $244 million related to employee reductions.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Exploration expenses	$180	$381

The decline in exploration expenses between quarters was primarily due to lower amounts for well write-offs.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Depreciation, depletion and amortization	$3,082	$2,867

The increase in first quarter 2010 was mainly associated with about $300 million from higher crude-oil and natural-gas production, partially offset by the absence of upstream asset impairments.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Taxes other than on income	$4,472	$3,978

Taxes other than on income increased primarily due to higher import duties in the company’s U.K. downstream operations.

	Three Months Ended
	March 31
	2010	2009
	(Millions of dollars)

Income tax expense	$3,070	$1,319

Effective income tax rates for the 2010 and 2009 first quarters were 40 percent and 42 percent, respectively.

The decline in the effective tax rate between the quarterly periods was due to a lower effective tax rate in international upstream operations, driven primarily by increased tax credits and other benefits generated in foreign tax jurisdictions.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended
	March 31
	2010	2009

U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	505	441
Net natural gas production (MMCFPD)(3)	1,378	1,379
Net oil-equivalent production (MBOEPD)	734	671
Sales of natural gas (MMCFPD)	6,006	6,374
Sales of natural gas liquids (MBPD)	22	13
Revenue from net production
Liquids ($/Bbl)	$70.53	$36.00
Natural gas ($/MCF)	$5.29	$4.14
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,428	1,385
Net natural gas production (MMCFPD)(3)	3,723	3,642
Net oil-equivalent production (MBOEPD)(3)(4)	2,049	1,992
Sales of natural gas (MMCFPD)	4,117	4,257
Sales of natural gas liquids (MBPD)	26	22
Revenue from liftings
Liquids ($/Bbl)	$70.05	$39.43
Natural gas ($/MCF)	$4.61	$4.21
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(4)	2,783	2,663
U.S. Downstream
Gasoline sales (MBPD)(5)	715	704
Other refined-product sales (MBPD)	634	699

Total refined-product sales (MBPD)	1,349	1,403
Sales of natural gas liquids (MBPD)	138	138
Refinery input (MBPD)	889	938
International Downstream
Gasoline sales (MBPD)(5)	385	493
Other refined-product sales (MBPD)	797	978
Share of affiliate sales (MBPD)	543	489

Total refined-product sales (MBPD)	1,725	1,960
Sales of natural gas liquids (MBPD)	76	94
Refinery input (MBPD)	992	985

(1) Includes company share of equity affiliates
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	67	59
International(6)	490	493
(4) Includes: Canada — synthetic oil	23	25
Venezuela affiliate — synthetic oil	30	28
(5) Includes branded and unbranded gasoline.
(6) 2009 conformed to 2010 presentation.

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $11.2 billion at March 31, 2010, up $2.4 billion from year-end 2009. Cash provided by operating activities in the first three months of 2010 was $7.5 billion, up from $2.4 billion in the year-ago period due mainly to increased earnings driven by higher prices for crude oil and natural gas. These strong operating cash flows funded the company’s $4.1 billion capital and exploratory program and $1.4 billion of dividend payments to common shareholders during the first three months of 2010. In the first quarter of 2010, the company also invested $3.7 billion in bank time deposits with maturities greater than 90 days.

Dividends The company paid dividends of $1.4 billion to common stockholders during the first three months of 2010. In April 2010, the company increased its quarterly dividend by 5.9 percent to 72 cents per common share payable on June 10, 2010 to shareholders of record on May 19, 2010.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $10.4 billion at March 31, 2010, down from $10.5 billion at December 31, 2009.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.5 billion at March 31, 2010 and $4.6 billion at December 31, 2009. Of these amounts, $4.2 billion was reclassified to long-term at the end of both periods. At March 31, 2010, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At March 31, 2010, the company had $5.1 billion in committed credit facilities with various major banks, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2010. In addition, in March 2010, the prior shelf registration expired, and the company filed a new automatic shelf registration statement for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Stock Repurchase Program In September 2007, the company authorized the acquisition of up to $15 billion of its common shares at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The program is for a period of up to three years and may be discontinued at any time prior to expiration of the program in the third quarter 2010. The company did not acquire any shares during the first three months of 2010 and does not plan to acquire any shares in the second quarter 2010. From the inception of the program, the company has acquired 119 million shares at a cost of $10.1 billion.

Noncontrolling Interests The company reported noncontrolling interests of $703 million and $647 million at March 31, 2010 and December 31, 2009, respectively. Distributions to noncontrolling interests totaled $17 million during the first three months of 2010.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.5 at March 31, 2010, and 1.4 at December 31, 2009. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a Last-In, First-Out Basis. At March 31, 2010, the book value of inventory was lower than replacement costs.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity. This ratio was 9.8 percent at March 31, 2010, and 10.3 percent at year-end 2009.

Pension Obligations At the end of 2009, the company estimated it would contribute $900 million to employee pension plans during 2010 (composed of $600 million for the U.S. plans and $300 million for the international plans). Through March 31, 2010, a total of $306 million was contributed (including $266 million to the U.S. plans). Total estimated contributions for the full year continue to be $900 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $4.4 billion in the first three months of 2010, compared with $6.5 billion in the corresponding 2009 period. The amounts included the company’s share of affiliates’ expenditures of about $298 million and $285 million in the 2010 and 2009 periods, respectively. Outlays in the 2009 period included $2 billion for the extension of an upstream concession. Expenditures for upstream projects in the first three months of 2010 were about $3.9 billion, representing 89 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended March 31
	2010	2009

United States
Upstream	$853	$1,025
Downstream	272	398
All Other	34	69

Total United States	1,159	1,492

International
Upstream	3,029	4,742
Downstream	194	231
All Other	—	1

Total International	3,223	4,974

Worldwide	$4,382	$6,466

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 51 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18.9 billion and an increase in the assessment for purported unjust enrichment to a total of $8.4 billion. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. In February 2010, in accordance with local court process, another judge was elected as president of the provincial court and will preside over the trial.

The court has completed most of the procedural aspects of the case and could render a judgment at any time. Chevron will continue a vigorous defense of any attempted imposition of liability. In the event of an adverse trial court judgment, Chevron would expect to pursue its appeals in Ecuador. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions following any adverse judgment to be brought in other jurisdictions. Chevron would expect to contest any such actions. The ultimate outcome, including any financial effect on Chevron, remains uncertain.

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through March 2010, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

Equity Redetermination For crude-oil and natural-gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude-oil and natural-gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy. A wide range remains for a possible net settlement amount for the four zones. For this range of settlement, Chevron estimates its maximum possible net before-tax liability at approximately $200 million, and the possible maximum net amount that could be owed to Chevron is estimated at about $150 million. The timing of the settlement and the exact amount within this range of estimates are uncertain.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2010. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. The company is evaluating the ruling and its options going forward, which may include seeking a review of the decision by the California Supreme Court, requesting the city to revise the EIR to address the issues identified by the Court of Appeal, or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

New Accounting Standards

Transfers and Servicing (ASC 860), Accounting for Transfers of Financial Assets (ASU 2009-16) The FASB issued ASU 2009-16 in December 2009. This standard became effective for the company on January 1, 2010. ASU 2009-16 changes how companies account for transfers of financial assets and eliminates the concept of qualifying special-purpose entities. Adoption of the guidance did not have an effect on the company’s results of operations, financial position or liquidity.

Consolidation (ASC 810), Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17) The FASB issued ASU 2009-17 in December 2009. This standard became effective for the company on January 1, 2010. ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. Adoption of the standard did not have an impact on the company’s results of operations, financial position or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2010, does not differ materially from that discussed under Item 7A of Chevron’s 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2010, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Government Proceedings In March 2010, the United States Department of Justice (DOJ) indicated that it intends to seek a civil penalty against the company’s service station operations in Puerto Rico for alleged violations of the Commonwealth of Puerto Rico’s underground storage tank regulations. The alleged violations include failure to test leak detectors, perform release monitoring and maintain compliance records. The DOJ’s action may result in payment of a civil penalty exceeding $100,000.

In the first quarter 2010, Chevron preliminarily agreed to pay the New Mexico Environmental Department a $182,000 civil penalty and undertake certain corrective measures with respect to alleged violations of the agency’s air pollution regulations identified in a June 12, 2009 notice of violation. The alleged violations involved allegations related to pump repairs, blowdown events, deviation reports and testing of the facility flare at the company’s Buckeye CO2 Plant located southeast of Lovington, New Mexico.

Item 1A.	Risk Factors

Chevron is a major fully integrated petroleum company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended March 31, 2010, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program(2)

January 1-31, 2010	144,058	75.69	—
February 1-28, 2010	285	73.51	—
March 1-31, 2010	—	—	—

Total	144,343	75.68	—

(1)	Pertains to common shares repurchased during the three-month period ended March 31, 2010, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management, long-term incentive plans and former Texaco Inc. stock option plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended March 31, 2010.

(2)	In September 2007, the company authorized common stock repurchases of up to $15 billion that may be made at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program is authorized for a period of up to three years, expiring in September 2010, and may be discontinued at any time. As of March 31, 2010, 118,996,749 shares had been acquired under this program for $10.1 billion. No share repurchases occurred during the first three months of 2010.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document

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

Chevron Corporation
(Registrant)

/s/  Matthew J. Foehr
Matthew J. Foehr, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: May 5, 2010

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