Form 10-Q
period 2010-06-30
CHEVRON CORP
filed 2010-08-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

NONE
(Former name, former address and former fiscal year, if changed since last report.)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2010

Common stock, $.75 par value	2,010,593,599

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2010, and 2009	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2010, and 2009	4
	Consolidated Balance Sheet at June 30, 2010, and December 31, 2009	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010, and 2009	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6.	Exhibits	42
Signature		43
Exhibits: Computation of Ratio of Earnings to Fixed Charges		45
Rule 13a-14 (a)/15d-14(a) Certifications		46-47
Section 1350 Certifications		48-49
EX-3
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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 30 through 32 of the company’s 2009 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$51,051	$39,647	$97,792	$74,634
Income from equity affiliates	1,650	735	2,885	1,346
Other income (loss)	303	(177)	506	355

Total Revenues and Other Income	53,004	40,205	101,183	76,335

Costs and Other Deductions
Purchased crude oil and products	30,604	23,678	57,748	44,078
Operating expenses	4,591	4,209	9,180	8,555
Selling, general and administrative expenses	1,136	1,043	2,178	2,020
Exploration expenses	212	438	392	819
Depreciation, depletion and amortization	3,141	3,099	6,223	5,966
Taxes other than on income*	4,537	4,386	9,009	8,364
Interest and debt expense	17	6	37	14

Total Costs and Other Deductions	44,238	36,859	84,767	69,816

Income Before Income Tax Expense	8,766	3,346	16,416	6,519
Income Tax Expense	3,322	1,585	6,392	2,904

Net Income	5,444	1,761	10,024	3,615
Less: Net income attributable to noncontrolling interests	35	16	63	33

Net Income Attributable to Chevron Corporation	$5,409	$1,745	$9,961	$3,582

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.71	$0.88	$4.99	$1.80
— Diluted	$2.70	$0.87	$4.97	$1.79
Dividends	$0.72	$0.65	$1.40	$1.30
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,996,393	1,991,605	1,995,692	1,991,368
— Diluted	2,006,000	1,999,667	2,005,114	1,999,588

* Includes excise, value-added and similar taxes:	$2,201	$2,034	$4,273	$3,944

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Net Income	$5,444	$1,761	$10,024	$3,615

Currency translation adjustment	(16)	43	(13)	13
Unrealized holding loss on securities:
Net loss arising during period	(3)	(2)	(4)	(5)
Derivatives:
Net derivatives gain (loss) on hedge transactions	23	(23)	24	(72)
Reclassification to net income of net realized loss (gain)	3	(17)	3	(16)
Income taxes on derivatives transactions	(10)	14	(10)	30

Total	16	(26)	17	(58)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	167	157	332	315
Prior service cost:
Amortization to net income of net prior service credits	(15)	(18)	(30)	(34)
Defined benefit plans sponsored by equity affiliates	7	7	14	5
Income taxes on defined benefit plans	(63)	(54)	(121)	(107)

Total	96	92	195	179

Other Comprehensive Gain, Net of Tax	93	107	195	129

Comprehensive Income	5,537	1,868	10,219	3,744
Comprehensive income attributable to noncontrolling interests	(35)	(16)	(63)	(33)

Comprehensive Income Attributable to Chevron Corporation	$5,502	$1,852	$10,156	$3,711

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30	At December 31
	2010	2009
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$9,396	$8,716
Time deposits	3,753	—
Marketable securities	66	106
Accounts and notes receivable, net	17,893	17,703
Inventories:
Crude oil and petroleum products	3,986	3,680
Chemicals	415	383
Materials, supplies and other	1,510	1,466

Total inventories	5,911	5,529
Prepaid expenses and other current assets	5,375	5,162

Total Current Assets	42,394	37,216
Long-term receivables, net	2,208	2,282
Investments and advances	21,682	21,158
Properties, plant and equipment, at cost	196,032	188,288
Less: Accumulated depreciation, depletion and amortization	97,493	91,820

Properties, plant and equipment, net	98,539	96,468
Deferred charges and other assets	2,305	2,879
Goodwill	4,618	4,618

Total Assets	$171,746	$164,621

LIABILITIES AND EQUITY
Short-term debt	$375	$384
Accounts payable	16,370	16,437
Accrued liabilities	5,086	5,375
Federal and other taxes on income	2,725	2,624
Other taxes payable	1,457	1,391

Total Current Liabilities	26,013	26,211
Long-term debt	9,793	9,829
Capital lease obligations	305	301
Deferred credits and other noncurrent obligations	17,206	17,390
Noncurrent deferred income taxes	11,412	11,521
Reserves for employee benefit plans	6,726	6,808

Total Liabilities	71,455	72,060

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at June 30, 2010, and December 31, 2009)	1,832	1,832
Capital in excess of par value	14,717	14,631
Retained earnings	113,456	106,289
Accumulated other comprehensive loss	(4,126)	(4,321)
Deferred compensation and benefit plan trust	(312)	(349)
Treasury stock, at cost (432,082,981 and 434,954,774 shares at June 30, 2010, and December 31, 2009, respectively)	(25,998)	(26,168)

Total Chevron Corporation Stockholders’ Equity	99,569	91,914
Noncontrolling interests	722	647

Total Equity	100,291	92,561

Total Liabilities and Equity	$171,746	$164,621

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2010	2009
	(Millions of dollars)

Operating Activities
Net Income	$10,024	$3,615
Adjustments
Depreciation, depletion and amortization	6,223	5,966
Dry hole expense	128	421
Distributions less than income from equity affiliates	(325)	(766)
Net before-tax gains on asset retirements and sales	(301)	(624)
Net foreign currency effects	(1)	443
Deferred income tax provision	(237)	(77)
Net increase in operating working capital	(367)	(3,250)
Increase in long-term receivables	(67)	(260)
Decrease in other deferred charges	8	68
Cash contributions to employee pension plans	(347)	(148)
Other	382	300

Net Cash Provided by Operating Activities	15,120	5,688

Investing Activities
Capital expenditures	(8,519)	(10,414)
Proceeds and deposits related to asset sales	393	1,527
Net purchases of time deposits	(3,753)	—
Net sales of marketable securities	39	97
Repayment of loans by equity affiliates	169	168
Net sales of other short-term investments	87	221

Net Cash Used for Investing Activities	(11,584)	(8,401)

Financing Activities
Net borrowings (payments) of short-term obligations	36	(1,421)
Proceeds from issuance of long-term debt	—	4,990
Repayments of long-term debt and other financing obligations	(77)	(439)
Cash dividends	(2,794)	(2,590)
Distributions to noncontrolling interests	(31)	(27)
Net sales of treasury shares	142	47

Net Cash (Used for) Provided by Financing Activities	(2,724)	560

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(132)	42

Net Change in Cash and Cash Equivalents	680	(2,111)
Cash and Cash Equivalents at January 1	8,716	9,347

Cash and Cash Equivalents at June 30	$9,396	$7,236

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2010, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

Effective January 1, 2010, Chevron’s segment reporting reflects the reclassification of certain businesses. Prior period information was revised to conform to the 2010 presentation. Refer to “Note 5. Operating Segments and Geographic Data,” beginning on page 9, for a discussion of the changes.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2009 Annual Report on Form 10-K.

Earnings for the first six months of 2010 included after-tax charges of $175 million associated with employee reductions in the downstream businesses and corporate staffs. Refer to “Note 16. Restructuring and Reorganization Costs,” on page 22, for further discussion.

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

Activity for the equity attributable to noncontrolling interests for the first six months of 2010 and 2009 is presented in the following table. Information for 2009 has been conformed to the 2010 presentation.

	2010			2009
	Chevron Corporation	Noncontrolling	Total	Chevron Corporation	Noncontrolling	Total
	Stockholders’ Equity	Interest	Equity	Stockholders’ Equity	Interest	Equity
	(Millions of dollars)

Balance at January 1	$91,914	$647	$92,561	$86,648	$469	$87,117
Net income	9,961	63	10,024	3,582	33	3,615
Dividends	(2,794)	—	(2,794)	(2,590)	—	(2,590)
Distributions to noncontrolling interests	—	(31)	(31)	—	(27)	(27)
Treasury shares, net	170	—	170	75	—	75
Other changes, net(1)	318	43	361	243	47	290

Balance at June 30	$99,569	$722	$100,291	$87,958	$522	$88,480

(1)	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended
	June 30
	2010	2009
	(Millions of dollars)

Increase in accounts and notes receivable	$(124)	$(285)
(Increase) decrease in inventories	(382)	224
Increase in prepaid expenses and other current assets	(329)	(176)
Decrease in accounts payable and accrued liabilities	(272)	(1,918)
Increase (decrease) in income and other taxes payable	740	(1,095)

Net increase in operating working capital	$(367)	$(3,250)

The “Net increase in operating working capital” includes reductions of $23 million and $6 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2010, and 2009, respectively. These amounts are offset by an equal amount in “Net sales of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended
	June 30
	2010	2009
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$34	$—
Income taxes	5,936	3,337

The “Net purchases of time deposits” consisted of the following gross amounts:

	Six Months Ended
	June 30
	2010	2009
	(Millions of dollars)

Time deposits purchased	$4,348	$—
Time deposits matured	595	—

Net purchases of time deposits	$3,753	$—

The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended
	June 30
	2010	2009
	(Millions of dollars)

Marketable securities purchased	$—	$—
Marketable securities sold	39	97

Net sales of marketable securities	$39	$97

The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Net sales totaled $142 million and $47 million in the first six months of 2010 and 2009, respectively. No purchases were made under the company’s stock repurchase program in the 2010 and 2009 periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended
	June 30
	2010	2009
	(Millions of dollars)

Additions to properties, plant and equipment	$8,080	$7,773
Additions to investments	391	403
Current-year dry-hole expenditures	116	339
Payments for other liabilities and assets, net	(68)	1,899

Capital expenditures	8,519	10,414
Expensed exploration expenditures	264	398
Assets acquired through capital-lease obligations	33	26

Capital and exploratory expenditures, excluding equity affiliates	8,816	10,838
Company’s share of expenditures by equity affiliates	609	577

Capital and exploratory expenditures, including equity affiliates	$9,425	$11,415

“Payments for other liabilities and assets, net” in the 2009 period include $2 billion for a cash payment related to an accrual recorded in 2008 for the extension of an upstream operating agreement outside the United States.

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

The operating segments represent components of the company as described in the accounting standards that engage in activities (a) from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the CODM, which makes decisions about resources to be allocated to the segments and assesses their performance; and (c) for which discrete financial information is available.

Segment managers for the reportable segments are directly accountable to and maintain regular contact with the company’s CODM to discuss the segments’ operating activities and financial performance. The CODM approves annual capital and exploratory budgets at the reportable segment level, as well as reviews capital and exploratory funding for major projects and approves major changes to the annual capital and exploratory budgets. However, business-unit managers within the operating segments are directly responsible for decisions relating to project

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation and all other matters connected with daily operations. Company officers who are members of EXCOM also have individual management responsibilities and participate in other committees for purposes other than acting as the CODM.

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

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2010 and 2009 are presented in the following table:

Segment Earnings

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Upstream
United States	$1,090	$280	$2,246	$307
International	3,452	1,377	7,020	2,728

Total Upstream	4,542	1,657	9,266	3,035

Downstream
United States	433	(51)	515	85
International	542	182	656	799

Total Downstream	975	131	1,171	884

Total Segment Earnings	5,517	1,788	10,437	3,919

All Other
Interest Expense	(14)	(5)	(30)	(11)
Interest Income	23	13	33	26
Other	(117)	(51)	(479)	(352)

Net Income Attributable to Chevron Corporation	$5,409	$1,745	$9,961	$3,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2010, and December 31, 2009, are as follows:

Segment Assets

	At June 30	At December 31
	2010	2009
	(Millions of dollars)

Upstream
United States	$24,751	$25,478
International	84,112	81,209
Goodwill	4,618	4,618

Total Upstream	113,481	111,305

Downstream
United States	20,559	20,317
International	20,017	19,618

Total Downstream	40,576	39,935

Total Segment Assets	154,057	151,240

All Other
United States	8,431	7,125
International	9,258	6,256

Total All Other	17,689	13,381

Total Assets — United States	53,741	52,920
Total Assets — International	113,387	107,083
Goodwill	4,618	4,618

Total Assets	$171,746	$164,621

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2010 and 2009, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Upstream
United States	$5,722	$4,270	$12,315	$8,672
International	10,110	7,557	19,658	13,962

Subtotal	15,832	11,827	31,973	22,634
Intersegment Elimination — United States	(3,370)	(2,315)	(6,843)	(3,911)
Intersegment Elimination — International	(5,813)	(4,677)	(11,518)	(7,830)

Total Upstream	6,649	4,835	13,612	10,893

Downstream
United States	19,222	15,235	36,940	26,674
International	25,093	19,453	47,060	36,832

Subtotal	44,315	34,688	84,000	63,506
Intersegment Elimination — United States	(21)	(31)	(49)	(57)
Intersegment Elimination — International	(26)	(21)	(48)	(34)

Total Downstream	44,268	34,636	83,903	63,415

All Other
United States	381	421	675	707
International	18	16	33	29

Subtotal	399	437	708	736
Intersegment Elimination — United States	(254)	(253)	(413)	(398)
Intersegment Elimination — International	(11)	(8)	(18)	(12)

Total All Other	134	176	277	326

Sales and Other Operating Revenues
United States	25,325	19,926	49,930	36,053
International	35,221	27,026	66,751	50,823

Subtotal	60,546	46,952	116,681	86,876
Intersegment Elimination — United States	(3,645)	(2,599)	(7,305)	(4,366)
Intersegment Elimination — International	(5,850)	(4,706)	(11,584)	(7,876)

Total Sales and Other Operating Revenues	$51,051	$39,647	$97,792	$74,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Summarized Financial Data — Chevron U.S.A. Inc.

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

	Six Months Ended
	June 30
	2010	2009
	(Millions of dollars)

Sales and other operating revenues	$71,612	$53,210
Costs and other deductions	68,934	53,251
Net income (loss) attributable to CUSA	2,019	(63)

The amount of net loss attributable to CUSA for the six months ended June 30, 2009 has been adjusted by an immaterial amount associated with the allocation of income-tax liabilities among Chevron Corporation subsidiaries.

	At June 30	At December 31
	2010	2009
	(Millions of dollars)

Current assets	$24,027	$23,286
Other assets	32,206	32,827
Current liabilities	14,861	16,098
Other liabilities	13,938	14,625

Total CUSA net equity	$27,434	$25,390

Memo: Total debt	$7,070	$6,999

Note 7.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)		(Millions of dollars)

Sales and other operating revenues	$250	$157	$494	$339
Costs and other deductions	264	187	527	379
Net loss attributable to CTC	(5)	(29)	(26)	(39)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30	At December 31
	2010	2009
	(Millions of dollars)

Current assets	$336	$377
Other assets	165	173
Current liabilities	99	115
Other liabilities	78	90

Total CTC net equity	$324	$345

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2010.

Note 8.	Income Taxes

Taxes on income for the second quarter and first six months of 2010 were $3.3 billion and $6.4 billion, respectively, compared with $1.6 billion and $2.9 billion for the corresponding periods in 2009. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the second quarters of 2010 and 2009 were 38 percent and 47 percent, respectively. For the comparative six-month periods, the effective tax rates were 39 percent and 45 percent, respectively.

The decline in the effective tax rates in both the quarterly and six-month comparisons was primarily due to the impact of foreign currency translation effects on Income Before Income Tax Expense, with no corresponding impact on Income Tax Expense. Also contributing to these declines was a lower effective tax rate in the company’s international upstream operations, driven primarily by the increased utilization of tax credits resulting from higher taxable profits in certain foreign tax jurisdictions. Additionally, a smaller proportion of income was earned in 2010 from international upstream’s higher tax rate jurisdictions.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2010. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secondary to Medicare (including Part D) and the increase to the company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.

The components of net periodic benefit costs for 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Pension Benefits
United States
Service cost	$84	$66	$168	$133
Interest cost	121	120	243	240
Expected return on plan assets	(134)	(98)	(269)	(197)
Amortization of prior-service credits	(2)	(2)	(4)	(4)
Amortization of actuarial losses	79	74	159	149
Settlement losses	55	51	110	101

Total United States	203	211	407	422

International
Service cost	40	29	76	59
Interest cost	79	70	152	139
Expected return on plan assets	(62)	(50)	(120)	(96)
Amortization of prior-service costs	6	5	11	11
Amortization of actuarial losses	26	25	50	51

Total International	89	79	169	164

Net Periodic Pension Benefit Costs	$292	$290	$576	$586

Other Benefits*
Service cost	$9	$8	$19	$16
Interest cost	43	45	86	89
Amortization of prior-service credits	(19)	(21)	(37)	(41)
Amortization of actuarial losses	7	7	13	14
Curtailment gains	—	—	—	(5)

Net Periodic Other Benefit Costs	$40	$39	$81	$73

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2009, the company estimated it would contribute $900 million to employee pension plans during 2010 (composed of $600 million for the U.S. plans and $300 million for the international plans). Total estimated contributions for 2010 remain unchanged. Through June 30, 2010, a total of $347 million was contributed (including $272 million to the U.S. plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first six months of 2010, the company contributed $92 million to its OPEB plans. The company anticipates contributing about $116 million during the remainder of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Accounting for Suspended Exploratory Wells

Accounting standards for the costs of exploratory wells (ASC 932) provide that exploratory well costs continue to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an entity obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. (Note that an entity is not required to complete the exploratory or exploratory-type stratigraphic well as a producing well.) The company’s capitalized cost of suspended wells at June 30, 2010, was $2.6 billion, an increase of $174 million from year-end 2009, primarily due to drilling activities in Australia. For the category of exploratory well costs at year-end 2009 that were suspended more than one year, a total of $7 million was expensed in the first six months of 2010.

Note 11.	Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 53 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.3 billion could

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18.9 billion and an increase in the assessment for purported unjust enrichment to a total of $8.4 billion. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. In February 2010, in accordance with local court process, another judge was elected as president of the provincial court and now presides over the trial.

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

Note 12.	Other Contingencies and Commitments

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through June 2010, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. The case has been remanded to the trial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court for entry of a final judgment consistent with the appeals court’s decision. The company is evaluating the ruling and its options going forward, which may include requesting the city to revise the EIR to address the issues identified by the Court of Appeal or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for recurring assets and liabilities measured at fair value at June 30, 2010 and December 31, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in				Prices in
		Active				Active
		Markets for				Markets for
		Identical	Other			Identical	Other
		Assets/	Observable	Unobservable	At	Assets/	Observable	Unobservable
	At June 30	Liabilities	Inputs	Inputs	December 31	Liabilities	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)	2009	(Level 1)	(Level 2)	(Level 3)
	(Millions of dollars)

Assets
Marketable Securities	$66	$66	$—	$—	$106	$106	$—	$—
Derivatives	236	98	138	—	127	14	113	—

Total Recurring Assets at Fair Value	$302	$164	$138	$—	$233	$120	$113	$—

Liabilities
Derivatives	$118	$55	$63	$—	$101	$20	$81	$—

Total Recurring Liabilities at Fair Value	$118	$55	$63	$—	$101	$20	$81	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2010.

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

The company’s derivative instruments principally include crude oil, natural gas and refined product futures, swaps, options and forward contracts. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the New York Mercantile Exchange.

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

Impairments of “Properties, plant and equipment” Assets and liabilities measured at fair value on a nonrecurring basis were not material to the company’s financial position, results of operations or liquidity in the three- and six-month periods of 2010. Before-tax losses associated with the impairment of property, plant and equipment held and used and held for sale in the second quarter 2009 were $155 million and $48 million, respectively, and for the six months ended June 30, 2009, were $265 million and $92 million, respectively. The losses in 2009 were the result of fair values determined both from internal cash-flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature, and from bids received from prospective buyers of assets held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities not Required to be Measured at Fair Value The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $9.4 billion and $8.7 billion at June 30, 2010 and December 31, 2009, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days, and had carrying/fair values of $3.8 billion at June 30, 2010. The fair values of cash, cash equivalents and bank time deposits reflect the cash that would have been received or paid if the instruments were settled at June 30, 2010.

“Cash and cash equivalents” does not include investments with a carrying/fair value of $36 million and $123 million at June 30, 2010 and December 31, 2009, respectively. These investments are restricted funds related to an international upstream development project and Pascagoula Refinery projects, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5.6 billion and $5.7 billion had estimated fair values of $6.3 billion and $6.2 billion at June 30, 2010 and December 31, 2009, respectively.

Fair values of other financial instruments at June 30, 2010 were not material.

Note 14.	Derivative Instruments and Hedging Activities

The company’s derivative instruments principally include crude oil, natural gas and refined product futures, swaps, options and forward contracts. None of the company’s derivative instruments are designated as a hedging instrument, although certain of the company’s affiliates make such designation. The company’s derivatives are not material to the company’s financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.

Derivative instruments measured at fair value at June 30, 2010 and December 31, 2009, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet:
Fair Value of Derivatives Not Designated as Hedging Instruments

		Asset Derivatives —			Liability Derivatives —
		Fair Value			Fair Value
Type of		At	At	(Millions of Dollars)	At	At
Derivative	Balance Sheet	June 30	December 31	Balance Sheet	June 30	December 31
Contract	Classification	2010	2009	Classification	2010	2009

Commodity	Accounts and notes receivable, net	$176	$99	Accounts payable	$77	$73
				Deferred credits and other
Commodity	Long-term receivables, net	60	28	noncurrent obligations	41	28

		$236	$127		$118	$101

Consolidated Statement of Income: The Effect of Derivatives Not
Designated as Hedging Instruments

		Gain/(Loss)		Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30		June 30
		2010	2009	2010	2009
Type of
Derivative Contract	Statement of Income Classification	(Millions of dollars)

Foreign Exchange	Other income	$—	$62	$—	$18
Commodity	Sales and other operating revenues	146	(168)	152	(95)
Commodity	Purchased crude oil and products	5	(341)	(26)	(277)
Commodity	Other income	(9)	(7)	(9)	(7)

		$142	$(454)	$117	$(361)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	New Accounting Standards

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

Note 16.	Restructuring and Reorganization Costs

In the first quarter 2010, the company announced employee reduction programs related to the restructuring and reorganization of its downstream businesses and corporate staffs. Approximately 3,200 employees in the refining, marketing, and supply and trading operations, and 600 employees from corporate staffs, are expected to be terminated under the programs. About 1,900 of the affected positions are located in the United States. It is anticipated that 2,400 employees of the total covered under the programs will be terminated during 2010, and the programs are expected to be completed by the end of 2011.

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

During second quarter 2010, the company made payments of $6 million associated with these liabilities. The majority of the payments were in Downstream.

Amounts Before Tax
(Millions of dollars)

Balance at January 1, 2010	$—
Accruals	244
Adjustments	(1)
Payments	(6)

Balance at June 30, 2010	$237

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2010 Compared with Second Quarter 2009
And Six Months 2010 Compared with Six Months 2009

Key Financial Results

Earnings by Business Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Upstream(1)
United States	$1,090	$280	$2,246	$307
International	3,452	1,377	7,020	2,728

Total Upstream	4,542	1,657	9,266	3,035

Downstream(1)
United States	433	(51)	515	85
International	542	182	656	799

Total Downstream	975	131	1,171	884

Total Segment Earnings	5,517	1,788	10,437	3,919
All Other	(108)	(43)	(476)	(337)

Net Income Attributable to Chevron Corporation(2)(3)	$5,409	$1,745	$9,961	$3,582

(1) 2009 information has been revised to conform with the 2010 segment presentation.
(2) Includes foreign currency effects	$241	$(453)	$43	$(507)
(3) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the second quarter 2010 was $5.41 billion ($2.70 per share — diluted), compared with $1.75 billion ($0.87 per share — diluted) in the corresponding 2009 period. Net income attributable to Chevron Corporation for the first six months of 2010 was $9.96 billion ($4.97 per share — diluted), versus $3.58 billion ($1.79 per share — diluted) in the first six months of 2009.

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

Upstream earnings in the second quarter 2010 were $4.54 billion, compared with $1.66 billion in the 2009 quarter. Earnings for the first six months of 2010 were $9.27 billion, versus $3.04 billion a year earlier. The increase between both comparative periods was due mainly to higher prices for crude oil and natural gas, and increased production of crude oil.

Downstream earnings were $975 million in the second quarter 2010, compared with $131 million in the year-earlier period. Earnings for the first six months of 2010 were $1.17 billion, versus $884 million in the corresponding 2009 period. The increase between both comparative periods was primarily associated with favorable changes in effects on derivative instruments, improved margins on refined products, and higher earnings from chemicals operations — primarily from the 50 percent-owned Chevron Phillips Chemical Company LLC. Earnings for the second quarter and first half of 2009 included $140 million and $540 million, respectively, of gains on sales of marketing businesses outside the United States.

Refer to pages 28 through 31 for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2010 versus the same periods in 2009.

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

In recent years, Chevron and the oil and gas industry generally experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. This increase in costs affected the company’s operating expenses and capital programs for all business segments, but particularly for upstream. Softening of these cost pressures started in late 2008 and continued through most of 2009. Industry costs began to level out in the fourth quarter 2009 and rose slightly in the second quarter of 2010. The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. (Refer to the “Upstream” section below for a discussion of the trend in crude oil prices.)

The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity and the implications to the company of movements in prices for crude oil and natural gas. Management takes these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to address potential challenges presented in the current environment. (Refer also to the “Liquidity and Capital Resources” section beginning on page 35.)

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

The chart below shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. During 2009, industry price levels for WTI ranged from $34 to $81 per barrel and finished the year at $79 per barrel. The WTI price in the first half of 2010 averaged $78 and ended July at $79.

A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand that is a function of the number of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in the first half of 2010 primarily due to greater availability of lower quality crudes. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 34 for the company’s average U.S. and international crude oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged about $4.70 per thousand cubic feet (MCF) in the first half of 2010, compared with about $4.00 during the first half of 2009. At the end of July 2010, the Henry Hub spot price was about $4.80 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America and the level of inventory in underground storage.

Certain international natural gas markets in which the company operates have different supply, demand and regulatory circumstances, which historically have resulted in lower average sales prices for the company’s production of natural gas in these locations. Chevron continues to invest in long-term projects in these locations to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets where greater demand results in higher prices. International natural gas realizations averaged about $4.50 per MCF during first half of 2010, compared with about $4.00 in the same period last year. (See page 34 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first half of 2010 averaged 2.76 million barrels per day. During the period, about one-fifth of the company’s net oil-equivalent production occurred in the OPEC-member countries of Angola, Nigeria and Venezuela and in the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the first half of 2010, while production in the corresponding 2009 period was reduced by approximately 40,000 barrels per day due to quota limitations. At the most recent meeting in March 2010, members of OPEC supported maintaining production quotas in effect since December 2008.

The company currently estimates that oil-equivalent production in 2010 will average approximately 2.78 million barrels per day based on the 2009 average WTI price of $62 per barrel, representing an increase of nearly 3 percent over 2009 average daily oil-equivalent production. The full-year outlook for oil-equivalent production based on the first half 2010 average price of $78 per barrel is estimated at 2.75 million barrels per day. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under production-sharing and variable-royalty provisions of certain agreements, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

Gulf of Mexico Update On April 20, 2010, an accident occurred on the Transocean Deepwater Horizon, a deepwater drilling rig in the Gulf of Mexico, resulting in loss of life, the sinking of the rig and a significant oil spill. The rig was drilling an exploratory well at the BP-operated Macondo prospect. Chevron is not a participant in the well. Subsequent to the event, the U.S. Department of the Interior initially issued a moratorium to halt drilling in specified water depths, which was lifted by a federal district court after being challenged by certain offshore service and supply companies. The Department of the Interior then issued a more narrow decision memorandum suspending drilling of wells using subsea blowout preventers (BOPs) or surface BOPs on a floating facility in the Gulf of Mexico and the Pacific regions. This suspension extends through November 30, 2010 or until the Secretary of the Interior determines that deepwater drilling operations can proceed safely, whichever is earlier. The company currently participates on two joint industry task groups which made initial recommendations to the Department of the Interior to revise industry operating and equipment standards. Chevron already uses many of these new proposed standards. Chevron will continue to work closely with these industry task groups and the government to learn from this accident and improve overall safety and environmental performance of the industry. Chevron remains committed to deepwater exploration and development in the Gulf of Mexico and other deepwater basins around the world.

The accident and resulting administrative actions have not affected the company’s current upstream production in the Gulf of Mexico. However, the actions have impacted development drilling at the recently commissioned nonoperated Perdido project and some exploration wells. The company does not expect there to be a material impact on production for the full year 2010. The company was able to temporarily subcontract two of three deepwater drill ships that were idled. Two shallow water drilling rigs are on stand-by, pending issuance of permits from the U.S. Bureau of Ocean Energy Management, Regulation, and Enforcement to drill wells on the Gulf of Mexico Shelf. The financial impacts of the deepwater drilling suspension and delays in shallow water permitting on the company’s results of operations are currently immaterial. The future effects of this incident, including any new or additional regulations that may be adopted in response, are not known at this time.

On July 21, 2010, Chevron and three other companies announced plans to build and deploy a rapid response system that will be available to capture and contain crude oil in the event of a future well blowout in the deepwater Gulf of Mexico. The new system will be engineered to be used in water depths up to 10,000 feet and designed to have initial capacity to contain 100,000 barrels per day, with potential for expansion. The companies committed to equally fund the initial $1 billion investment in the system. There will be additional ongoing costs for operations and maintenance of the system components. Existing equipment is expected to be secured and available within six months with the new system targeted for completion within 18 months. The four companies intend to form a non-

profit organization, the Marine Well Containment Company, to operate and maintain this system. Other companies will be invited and encouraged to participate in this organization.

Refer to the “Results of Operations” section on pages 28-30 for additional discussion of the company’s upstream business.

Downstream Earnings for the downstream segment are closely tied to margins on the refining, manufacturing and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil, fuel and lubricant additives, and petrochemicals. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and petrochemicals and by changes in the price of refinery crude oil feedstocks, petrochemical feedstocks and fuel costs. Industry margins can also be influenced by inventory levels, geopolitical events, cost of materials and services, refinery or chemical plant capacity utilization, maintenance programs and disruptions at refineries or chemical plants resulting from unplanned outages due to severe weather, fires or other operational events.

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining and marketing network, the effectiveness of the crude oil and product-supply functions and the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refinery and distribution network.

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

The company’s refining and marketing margins in second quarter 2010 improved over the same period in 2009, but remain relatively weak due to the economic slowdown, excess refined product supplies and surplus refining capacity. Expecting these conditions to continue for several years, in the first quarter 2010, the company announced that its downstream businesses would be restructured to improve operating efficiency and achieve sustained improvement in financial performance. As part of this restructuring, employee-reduction programs were announced for the United States and international downstream operations. Approximately 3,200 employees in the refining, marketing, and supply and trading operations are expected to be terminated under the programs. About 1,300 of the affected positions are located in the United States. It is anticipated that 2,000 employees will be terminated during 2010, and the programs are expected to be completed by the end of 2011. Refer to Note 16 of the Consolidated Financial Statements, on page 22, for further discussion. The company is also soliciting bids for 13 U.S. terminals and certain operations in Europe (including the company’s Pembroke Refinery), the Caribbean and select Central America markets. These potential market exits, dispositions of assets and other actions may result in gains or losses in future periods.

Refer to the “Results of Operations” section on pages 30-31 for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies. In the first quarter 2010, employee-reduction programs were announced for the corporate staffs. Approximately 600 employees from the corporate staffs are expected to be terminated under the programs by the end of 2011, including 400 that will be terminated during 2010. Refer to Note 16 of the Consolidated Financial Statements, on page 22, for further discussion.

Operating Developments

Recent achievements for upstream projects include:

•	Australia — Two deepwater natural gas discoveries in the Carnarvon Basin off the northwest coast, Clio-3 in 67 percent-owned Block WA-205-P and Sappho-1 in 50 percent-owned Block WA-392-P. These discoveries will contribute to future growth at the company-operated Gorgon and Wheatstone liquefied natural gas (LNG) projects.

•	Australia — Signed nonbinding Heads of Agreement (HOA) with Korea Gas Corporation to take delivery of 1.95 million metric tons per year of LNG from the Chevron-operated Wheatstone Project and to acquire an equity share in the field licenses and LNG facilities. HOAs are now in place representing about 80 percent of the total LNG available from the foundation project. The project, currently undergoing front-end engineering and design, has a planned capacity of 8.6 million metric tons per year.

•	Indonesia — Reached final investment decision for Development Area 13 of the Duri Field where Chevron holds a 100 percent working interest. The expansion project is expected to increase crude oil production by approximately 20,000 barrels per day.

•	Romania — Successful bidder for three shale-gas exploration blocks, comprising approximately 675,000 acres in the southeast region of the country.

•	Canada — Acquired approximately 200,000 acres of shale-gas leasehold in Western Canada. The appraisal of this acreage is expected to begin by the end of 2011.

•	Venezuela — Formed consortium to work toward commercializing the Carabobo heavy oil resource.

•	Russia — Signed nonbinding Heads of Agreement with Rosneft, Russia’s largest oil company, for a deepwater development partnership on the Shatsky Ridge in the eastern Black Sea.

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

Upstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

U.S. Upstream Earnings	$1,090	$280	$2,246	$307

U.S. upstream earnings of $1.09 billion in the second quarter of 2010 increased $810 million from the same period last year. Higher prices for crude oil and natural gas increased earnings by about $630 million between periods, and higher liquids production in the 2010 quarter benefited earnings by $60 million.

Earnings for the first six months of 2010 were approximately $2.25 billion, up about $1.94 billion from the corresponding period in 2009. Higher prices for crude oil and natural gas increased earnings by about $1.68 billion between periods, while an increase in net oil-equivalent production in the 2010 period benefited income by about $200 million. Other items of lesser significance were largely offsetting between periods.

The average realization per barrel for crude oil and natural gas liquids in the second quarter of 2010 was approximately $71, compared with $50 a year earlier. For the six-month periods, average realizations were about $71 and $43 for 2010 and 2009, respectively. The average natural gas realization in the second quarter 2010 was

$4.01 per thousand cubic feet, compared with $3.27 in the year-ago period. The average six-month realizations were $4.66 in 2010 and $3.70 in 2009.

Net oil-equivalent production of 708,000 barrels per day in the second quarter 2010 was up 8,000 barrels per day, or 1 percent, from the corresponding period in 2009. The increase in production was primarily associated with start-up of the Tahiti Field in second quarter 2009, along with the restoration of volumes that were offline in the second quarter of 2009 due to 2008 hurricanes in the Gulf of Mexico, partly offset by natural field declines.

First-half 2010 production was 721,000 barrels per day, up 35,000 from the corresponding 2009 period. The increase was primarily associated with new production, mostly from the start-up of the Tahiti Field in second quarter 2009 and ramp-up of the Blind Faith Field, which began production in late 2008, along with the restoration of volumes that were offline in the first half of 2009 due to 2008 hurricanes in the Gulf of Mexico. The net liquids component of oil-equivalent production was 488,000 barrels per day and 496,000 barrels per day for the second quarter and six months of 2010, respectively. Those volumes were 4 percent and 9 percent higher than the corresponding 2009 periods. Net natural gas production of 1.32 billion cubic feet per day in the second quarter 2010 and 1.35 billion cubic feet per day in first half of 2010 decreased 6 percent and 3 percent from the comparative 2009 periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(Millions of dollars)

International Upstream Earnings*	$3,452	$1,377	$7,020	$2,728

* Includes foreign currency effects	$107	$(467)	$5	$(434)

International upstream earnings of $3.45 billion in the second quarter 2010 increased about $2.08 billion from the corresponding period in 2009. Higher prices for crude oil and natural gas increased earnings by about $1.16 billion, and higher liquids production in the second quarter 2010 benefited earnings by about $260 million. Foreign currency effects increased earnings by $107 million in the 2010 quarter, compared with a decrease of $467 million a year earlier.

Earnings for the first six months of 2010 were $7.02 billion, up $4.29 billion from the same period in 2009. Higher prices for crude oil and natural gas increased earnings by $2.87 billion, while an increase in net oil-equivalent production in the 2010 period benefited income by about $430 million. A favorable change in tax items also benefited earnings by about $400 million in the 2010 period. Foreign currency effects increased earnings by $5 million in the 2010 period, compared with a reduction of $434 million a year earlier.

The average realization per barrel of crude oil and natural gas liquids in the second quarter 2010 and six-month period was about $71, compared with $53 and $46 in the corresponding 2009 periods. The average natural gas realization in the 2010 second quarter was $4.40 per thousand cubic feet, up from $3.73 in the second quarter last year. Between the six-month periods, the average natural gas realization increased to $4.50 from $3.97.

Net oil-equivalent production was about 2.04 million barrels per day in the second quarter 2010, up approximately 68,000 barrels per day from the year-ago period. The increase included approximately 72,000 barrels per day associated with ramp-up of two projects — the expansion at Tengiz in Kazakhstan and Frade in Brazil. The impact of higher prices on cost-recovery volumes and other contractual provisions decreased net production from last year’s second quarter.

Net oil-equivalent production for the six-months of 2010 was 2.04 million barrels per day, up 62,000 barrels per day from the 2009 period. The increase included approximately 117,000 barrels per day associated with the start-up and ramp-up of several major capital projects — the expansion at Tengiz in Kazakhstan, Agbami in Nigeria, Tombua-Landana and Mafumeira Norte in Angola, and Frade in Brazil. Normal field declines and the impact of higher prices on cost-recovery volumes and other contractual provisions decreased net production from last year’s comparative period.

The net liquids component of oil-equivalent production was 1.42 million barrels per day in the second quarter 2010 and 1.43 million barrels per day in the six-month period, an increase of 4 and 3 percent for the respective periods.

Net natural gas production of 3.70 billion cubic feet per day in the second quarter 2010 and 3.71 billion cubic feet per day in the first six months both increased about 3 percent from the comparative 2009 periods.

Downstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

U.S. Downstream Earnings	$433	$(51)	$515	$85

U.S. downstream earned $433 million in the second quarter 2010, compared with a loss of $51 million a year earlier. Improved margins on refined products increased earnings by $260 million, while a favorable change in effects on derivative instruments contributed about $100 million. Higher earnings from chemicals operations — primarily from improved margins at the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) — also increased earnings by about $90 million.

Earnings for the first six months of 2010 were $515 million, compared with $85 million in the same period of 2009. Earnings from chemicals operations increased about $180 million, primarily from higher margins at CPChem. Improved margins on refined products benefited earnings by about $100 million and a favorable change in effects on derivative instruments contributed about $80 million.

Refinery crude-input of 917,000 barrels per day in the second quarter 2010 decreased 6,000 barrels per day from the year-ago period. Inputs of 903,000 barrels per day for the six months of 2010 decreased about 3 percent from the corresponding 2009 period.

Refined product sales of 1.41 million barrels per day for the quarterly period and 1.38 million barrels per day for the six-month period of 2010 declined 2 percent and 3 percent, respectively. The declines were mainly due to lower jet fuel and fuel oil sales for both periods. Branded gasoline sales decreased to 605,000 and 593,000 barrels per day for the second quarter and six months in 2010, each representing an approximate 5 percent decrease from the corresponding 2009 periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(Millions of dollars)

International Downstream Earnings*	$542	$182	$656	$799

* Includes foreign currency effects	$131	$(28)	$35	$(86)

International downstream earned $542 million in the second quarter 2010, compared with $182 million a year earlier. The increase was due to a favorable change in effects on derivative instruments of about $530 million, partially offset by the absence of $140 million in gains from asset sales in 2009. Foreign currency effects increased earnings by $131 million in the 2010 quarter, compared with a reduction of $28 million a year earlier.

Earnings for the first six months of 2010 were $656 million, down $143 million from the corresponding 2009 period. The decline was due mainly to the absence of 2009 gains on asset sales of about $540 million and higher charges of $250 million, primarily related to employee reductions and transportation costs. A favorable change in effects on derivative instruments benefited earnings by about $440 million and higher margins on the sale of gasoline and other refined products increased earnings by about $150 million. Foreign currency effects benefited earnings by $35 million in 2010, compared with a reduction of $86 million a year earlier.

The company’s share of crude oil inputs to refineries was 954,000 barrels per day in the 2010 second quarter, down 16,000 from the year-ago period. For the six months of 2010, crude oil inputs were 973,000 barrels per day, down 4,000 from the year-ago period. The decrease for both comparative periods was attributable mainly to greater planned and unplanned refinery downtime.

Refined product sales volumes of 1.78 million barrels per day in the 2010 second quarter were 3 percent lower than a year earlier, due mainly to lower sales of gas oil and fuel oil. Total refined product sales of about 1.75 million barrels per day for the first six months of 2010 were about 7 percent lower than in the corresponding periods of 2009, mainly due to asset sales in certain countries in Africa and Latin America. Excluding the impact of asset sales, refined product sales were down 2 percent between quarters and 3 percent between the six-month periods on reduced volumes of jet fuel and fuel oil.

All Other

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Net Charges*	$(108)	$(43)	$(476)	$(337)

* Includes foreign currency effects	$3	$42	$3	$13

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Net charges in the second quarter 2010 were $108 million, compared with $43 million in the year-ago period. The change between periods was mainly due to higher charges for employee compensation and benefits partly offset by lower other net charges. Foreign currency effects reduced net charges by $3 million in the 2010 quarter, compared with a $42 million reduction in net charges last year. For the six months of 2010, net charges were $476 million, compared with $337 million a year earlier. Net charges for corporate tax items and employee compensation and benefits were higher in the 2010 six-month period.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Sales and other operating revenues	$51,051	$39,647	$97,792	$74,634

Sales and other operating revenues for the quarterly and six-month periods increased $11 billion and $23 billion, respectively, due mainly to higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Income from equity affiliates	$1,650	$735	$2,885	$1,346

Income from equity affiliates increased between the quarterly and six-month periods due mainly to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar and Petroboscan in Venezuela, principally related to higher prices for crude oil and increased crude oil production. Downstream-related earnings were also higher between the comparative periods due primarily to improved margins on refined products and a favorable swing in foreign currency effects at GS Caltex in South Korea, and higher earnings from Chevron Phillips Chemical Company LLC, as a result of higher margins on sales of commodity chemicals.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Other income	$303	$(177)	$506	$355

Other income for the quarterly period in 2010 increased mainly due to foreign currency gains and higher gains on asset sales. The increase for the six-month period was primarily the result of a favorable swing in foreign currency effects, partially offset by lower gains on asset sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Purchased crude oil and products	$30,604	$23,678	$57,748	$44,078

Purchases increased $7 billion and $14 billion in the quarterly and six-month periods due mainly to higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,727	$5,252	$11,358	$10,575

Operating, selling, general and administrative expenses increased approximately $475 million between quarters and $783 million between the six-month periods. Higher expenses were primarily related to equipment rentals, fuel, employee compensation and benefits, environmental remediation, and transportation. These accounted for approximately $330 million and $565 million of the increase between the quarterly and six-month periods, respectively. In addition, charges of $244 million related to employee reductions recorded in the first quarter are included in the 2010 six-month period.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Exploration expenses	$212	$438	$392	$819

The decline in exploration expenses between quarterly and six-month periods was due to lower amounts for well write-offs and geological and geophysical costs.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Depreciation, depletion and amortization	$3,142	$3,099	$6,223	$5,966

The increase in expenses for the second quarter and six-month periods mainly reflected $200 million and $500 million in higher costs associated with higher crude oil and natural gas production, respectively. Partially offsetting these effects were lower upstream impairments in both comparative periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Taxes other than on income	$4,537	$4,386	$9,009	$8,364

Taxes other than on income increased primarily due to higher import duties in the company’s U.K. downstream operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of dollars)

Income tax expense	$3,322	$1,585	$6,392	$2,904

Effective income tax rates for the 2010 and 2009 second quarters were 38 percent and 47 percent, respectively. For the year-to-date periods, the effective tax rates were 39 and 45 percent, respectively.

The decline in the effective tax rates in both the quarterly and six-month comparisons was primarily due to the impact of foreign currency translation effects on Income Before Income Tax Expense, with no corresponding impact on Income Tax Expense. Also contributing to these declines was a lower effective tax rate in the company’s international upstream operations, driven primarily by the increased utilization of tax credits resulting from higher taxable profits in certain foreign tax jurisdictions. Additionally, a smaller proportion of income was earned in 2010 from international upstream’s higher tax rate jurisdictions.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	488	467	496	454
Net natural gas production (MMCFPD)(3)	1,317	1,395	1,347	1,387
Net oil-equivalent production (MBOEPD)	708	700	721	686
Sales of natural gas (MMCFPD)	5,770	5,721	5,888	6,046
Sales of natural gas liquids (MBPD)(4)	27	17	24	15
Revenue from net production
Liquids ($/Bbl)	$70.69	$50.42	$70.61	$43.46
Natural gas ($/MCF)	$4.01	$3.27	$4.66	$3.70
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)(5)	1,422	1,372	1,425	1,378
Net natural gas production (MMCFPD)(3)	3,699	3,593	3,711	3,618
Net oil-equivalent production (MBOEPD)(5)	2,038	1,970	2,043	1,981
Sales of natural gas (MMCFPD)	4,740	3,962	4,430	4,108
Sales of natural gas liquids (MBPD)(4)	29	21	28	21
Revenue from liftings
Liquids ($/Bbl)	$71.44	$53.17	$70.75	$46.36
Natural gas ($/MCF)	$4.40	$3.73	$4.50	$3.97
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(5)	2,746	2,670	2,764	2,667
U.S. Downstream
Gasoline sales (MBPD)(6)	737	733	726	719
Other refined product sales (MBPD)	670	708	652	703

Total refined product sales	1,407	1,441	1,378	1,422
Sales of natural gas liquids (MBPD)(4)	144	146	141	142
Refinery input (MBPD)	917	923	903	931
International Downstream
Gasoline sales (MBPD)(6)	440	447	413	469
Other refined product sales (MBPD)	794	870	796	924
Share of affiliate sales (MBPD)	541	504	542	497

Total refined product sales	1,775	1,821	1,751	1,890
Sales of natural gas liquids (MBPD)(4)	74	89	75	92
Refinery input (MBPD)	954	970	973	977

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	63	56	65	57
International(4)	431	453	460	473
(4) 2009 conformed to 2010 presentation
(5) Includes: Canada — synthetic oil	16	26	20	25
Venezuela affiliate — synthetic oil	29	26	29	27
(6) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $13.2 billion at June 30, 2010, up $4.4 billion from year-end 2009. Cash provided by operating activities in the first six months of 2010 was $15.1 billion, compared with $5.7 billion in the year-ago period. Operating cash flows generated funds in excess of the requirements for the company’s $8.8 billion capital and exploratory program and $2.8 billion of dividend payments to common shareholders during the first six months of 2010.

Dividends The company paid dividends of $2.8 billion to common stockholders during the first six months of 2010. In July 2010, the company declared a quarterly dividend of 72 cents per common share payable in September 2010.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $10.5 billion at June 30, 2010 and December 31, 2009.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper and the current portion of long-term debt, totaled $4.6 billion at both June 30, 2010 and December 31, 2009. Of this amount, $4.2 billion was reclassified to long-term at the end of both periods. At June 30, 2010, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At June 30, 2010, the company had $6.0 billion in committed credit facilities with various major banks, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2010. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation, Chevron Corporation Profit Sharing/Savings Plan Trust Fund, Texaco Capital Inc. and Union Oil Company of California. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard and Poor’s Corporation and Aa1 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.

The company’s future debt level is dependent primarily on results of operations, the capital-spending program and cash that may be generated from asset dispositions. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. The company also can modify capital-spending plans during periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals to provide flexibility to continue paying the common stock dividend and maintain the company’s high-quality debt ratings.

Common Stock Repurchase Program In July 2010, the company terminated the $15 billion share repurchase program initiated in September 2007. No share repurchases occurred in 2010 prior to the termination of this program. From the inception of the program, the company acquired 119 million shares at a cost of $10.1 billion. In its place, the Board of Directors approved a new, ongoing share repurchase program with no set term or monetary limits. Under the new program, the company will acquire its common shares at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The company does not plan to purchase any shares in the third quarter 2010.

Noncontrolling Interests The company reported noncontrolling interests of $722 million and $647 million at June 30, 2010 and December 31, 2009, respectively. Distributions to noncontrolling interests totaled $31 million during the first six months of 2010.

Current Ratio — current assets divided by current liabilities. The current ratio was 1.6 at June 30, 2010, and 1.4 at December 31, 2009. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a Last-In, First-Out basis. At June 30, 2010, the book value of inventory was lower than replacement costs.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity. This ratio was 9.5 percent at June 30, 2010, and 10.3 percent at year-end 2009.

Pension Obligations At the end of 2009, the company estimated it would contribute $900 million to employee pension plans during 2010 (composed of $600 million for the U.S. plans and $300 million for the international plans). Total estimated contributions for 2010 remain unchanged. Through June 30, 2010, a total of $347 million was contributed (including $272 million to the U.S. plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $9.4 billion in the first six months of 2010, compared with $11.4 billion in the corresponding 2009 period. The amounts included the company’s share of affiliates’ expenditures of about $600 million in both the 2010 and 2009 periods. Outlays in the 2009 period included $2 billion for the extension of an upstream concession. Expenditures for upstream projects in the first six months of 2010 were about $8.3 billion, representing 88 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

United States
Upstream	$679	$802	$1,532	$1,827
Downstream	331	584	603	982
All Other	68	87	102	156

Total United States	1,078	1,473	2,237	2,965

International
Upstream	3,743	3,203	6,772	7,945
Downstream	218	273	412	504
All Other	4	—	4	1

Total International	3,965	3,476	7,188	8,450

Worldwide	$5,043	$4,949	$9,425	$11,415

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 53 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

In April 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $8 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.3 billion could be assessed against Chevron for unjust enrichment. The engineer’s report is not binding on the court. Chevron also believes that the engineer’s work was performed and his report prepared in a manner contrary to law and in violation of the court’s orders. Chevron submitted a rebuttal to the report in which it asked the court to strike the report in its entirety. In November 2008, the engineer revised the report and, without additional evidence, recommended an increase in the financial compensation for purported damages to a total of $18.9 billion and an increase in the assessment for purported unjust enrichment to a total of $8.4 billion. Chevron submitted a rebuttal to the revised report, which the court dismissed. In September 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case petitioned to be recused. In late September 2009, the judge was recused, and in October 2009, the full chamber of the provincial court affirmed the recusal, resulting in the appointment of a new judge. In February 2010, in accordance with local court process, another judge was elected as president of the provincial court and now presides over the trial.

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through June 2010, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2010. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. The case has been remanded to the trial court for entry of a final judgment consistent with the appeals court’s decision. The company is evaluating the ruling and its options going forward, which may include requesting the city to revise the EIR to address the issues identified by the Court of Appeal or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

Information about market risks for the three months ended June 30, 2010, does not differ materially from that discussed under Item 7A of Chevron’s 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2010, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Government Proceedings Chevron has entered into negotiations with the United States Environmental Protection Agency (EPA) with respect to alleged air pollution violations at the company’s Perth Amboy, New Jersey refinery identified in a September 16, 2008 Compliance Order issued by the EPA. The alleged violations relate to certain management and reporting requirements set forth in the EPA’s Leak Detection and Repair regulations (these regulations pertain to the control and monitoring of fugitive emissions from refinery process equipment). Based on recent discussions with the EPA, it appears that the resolution of this matter will result in the payment of a civil penalty exceeding $100,000.

Item 1A.	Risk Factors

Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended June 30, 2010, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program(2)

April 1-30, 2010	14,270	81.36	—
May 1-31, 2010	8,331	80.14	—
June 1-30, 2010	27,106	75.64	—

Total	49,707	78.03	—

(1)	Pertains to common shares repurchased during the three-month period ended June 30, 2010, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management under long-term incentive plans and former Texaco Inc. and Unocal stock option plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended June 30, 2010.

(2)	In July 2010, the company terminated the $15 billion share repurchase program initiated in September 2007. No share repurchases occurred in 2010 prior to the termination of this program. From the inception of the program, the company acquired 118,996,749 shares at a cost of $10.1 billion. In its place, the Board of Directors approved a new, ongoing share repurchase program with no set term or monetary limits. Under the new program, the company will acquire its common shares at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors.

Item 6.	Exhibits

Exhibit
Number	Description

(3)	By-Laws of Chevron Corporation, as amended May 26, 2010
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document

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

Chevron Corporation
(Registrant)

/s/  Matthew J. Foehr
Matthew J. Foehr, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit
Number	Description

(3)*	By-Laws of Chevron Corporation, as amended May 26, 2010
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document

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