Form 10-Q
period 2010-09-30
CHEVRON CORP
filed 2010-11-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-00368
Chevron Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-0890210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6001 Bollinger Canyon Road,	94583-2324
San Ramon, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (925) 842-1000

NONE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2010

Common stock, $.75 par value	2,012,428,494

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2010, and 2009	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2010, and 2009	4
	Consolidated Balance Sheet at September 30, 2010, and December 31, 2009	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010, and 2009	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	42-43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signature		47
Exhibits: Computation of Ratio of Earnings to Fixed Charges		49
Rule 13a-14(a)/15d-14(a) Certifications		50-51
Section 1350 Certifications		52-53
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

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$48,554	$45,180	$146,346	$119,814
Income from equity affiliates	1,242	1,072	4,127	2,418
Other (loss) income	(78)	373	428	728

Total Revenues and Other Income	49,718	46,625	150,901	122,960

Costs and Other Deductions
Purchased crude oil and products	28,610	26,969	86,358	71,047
Operating expenses	4,665	4,403	13,845	12,958
Selling, general and administrative expenses	1,181	1,177	3,359	3,197
Exploration expenses	420	242	812	1,061
Depreciation, depletion and amortization	3,401	2,988	9,624	8,954
Taxes other than on income*	4,559	4,644	13,568	13,008
Interest and debt expense	9	14	46	28

Total Costs and Other Deductions	42,845	40,437	127,612	110,253

Income Before Income Tax Expense	6,873	6,188	23,289	12,707
Income Tax Expense	3,081	2,342	9,473	5,246

Net Income	3,792	3,846	13,816	7,461
Less: Net income attributable to noncontrolling interests	24	15	87	48

Net Income Attributable to Chevron Corporation	$3,768	$3,831	$13,729	$7,413

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.89	$1.92	$6.88	$3.72
— Diluted	$1.87	$1.92	$6.84	$3.71
Dividends	$0.72	$0.68	$2.12	$1.98
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,997,721	1,992,452	1,996,376	1,991,733
— Diluted	2,006,785	2,000,586	2,005,677	1,999,925

* Includes excise, value-added and similar taxes:	$2,182	$2,079	$6,455	$6,023

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Net Income	$3,792	$3,846	$13,816	$7,461

Currency translation adjustment	46	31	33	44
Unrealized holding loss on securities:
Net gain (loss) arising during period	3	8	(1)	3
Derivatives:
Net derivatives gain (loss) on hedge transactions	43	7	67	(65)
Reclassification to net income of net realized loss (gain)	4	(9)	7	(25)
Income taxes on derivatives transactions	(16)	1	(26)	31

Total	31	(1)	48	(59)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	165	136	497	451
Prior service cost:
Amortization to net income of net prior service credits	(15)	(15)	(45)	(49)
Defined benefit plans sponsored by equity affiliates	8	5	22	10
Income taxes on defined benefit plans	(52)	(45)	(173)	(152)

Total	106	81	301	260

Other Comprehensive Gain, Net of Tax	186	119	381	248

Comprehensive Income	3,978	3,965	14,197	7,709
Comprehensive income attributable to noncontrolling interests	(24)	(15)	(87)	(48)

Comprehensive Income Attributable to Chevron Corporation	$3,954	$3,950	$14,110	$7,661

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30	At December 31
	2010	2009
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$ 10,995	$ 8,716
Time deposits	3,473	—
Marketable securities	66	106
Accounts and notes receivable, net	17,994	17,703
Inventories:
Crude oil and petroleum products	4,147	3,680
Chemicals	436	383
Materials, supplies and other	1,554	1,466

Total inventories	6,137	5,529
Prepaid expenses and other current assets	5,818	5,162

Total Current Assets	44,483	37,216
Long-term receivables, net	2,147	2,282
Investments and advances	21,764	21,158
Properties, plant and equipment, at cost	202,108	188,288
Less: Accumulated depreciation, depletion and amortization	100,376	91,820

Properties, plant and equipment, net	101,732	96,468
Deferred charges and other assets	2,455	2,879
Goodwill	4,618	4,618

Total Assets	$177,199	$164,621

LIABILITIES AND EQUITY
Short-term debt	$ 170	$ 384
Accounts payable	17,237	16,437
Accrued liabilities	5,405	5,375
Federal and other taxes on income	2,588	2,624
Other taxes payable	1,450	1,391

Total Current Liabilities	26,850	26,211
Long-term debt	10,143	9,829
Capital lease obligations	306	301
Deferred credits and other noncurrent obligations	18,409	17,390
Noncurrent deferred income taxes	12,204	11,521
Reserves for employee benefit plans	6,322	6,808

Total Liabilities	74,234	72,060

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at September 30, 2010, and December 31, 2009)	1,832	1,832
Capital in excess of par value	14,767	14,631
Retained earnings	115,784	106,289
Accumulated other comprehensive loss	(3,940)	(4,321)
Deferred compensation and benefit plan trust	(312)	(349)
Treasury stock, at cost (430,248,086 and 434,954,774 shares at September 30, 2010, and December 31, 2009, respectively)	(25,888)	(26,168)

Total Chevron Corporation Stockholders’ Equity	102,243	91,914
Noncontrolling interests	722	647

Total Equity	102,965	92,561

Total Liabilities and Equity	$177,199	$164,621

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(Millions of dollars)

Operating Activities
Net Income	$ 13,816	$ 7,461
Adjustments
Depreciation, depletion and amortization	9,624	8,954
Dry hole expense	381	481
Distributions less than income from equity affiliates	(153)	(510)
Net before-tax gains on asset retirements and sales	(359)	(1,083)
Net foreign currency effects	203	481
Deferred income tax provision	(60)	335
Net increase in operating working capital	(132)	(2,993)
Increase in long-term receivables	(47)	(288)
Decrease in other deferred charges	48	131
Cash contributions to employee pension plans	(895)	(860)
Other	676	244

Net Cash Provided by Operating Activities	23,102	12,353

Investing Activities
Capital expenditures	(14,108)	(14,488)
Proceeds and deposits related to asset sales	543	2,132
Net purchases of time deposits	(3,473)	—
Net sales of marketable securities	41	113
Repayment of loans by equity affiliates	169	167
Net (purchases) sales of other short-term investments	(63)	153

Net Cash Used for Investing Activities	(16,891)	(11,923)

Financing Activities
Net payments of short-term obligations	(169)	(3,258)
Proceeds from issuance of long-term debt	350	5,339
Repayments of long-term debt and other financing obligations	(107)	(461)
Cash dividends	(4,233)	(3,945)
Distributions to noncontrolling interests	(56)	(37)
Net sales of treasury shares	245	86

Net Cash Used for Financing Activities	(3,970)	(2,276)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	38	67

Net Change in Cash and Cash Equivalents	2,279	(1,779)
Cash and Cash Equivalents at January 1	8,716	9,347

Cash and Cash Equivalents at September 30	$ 10,995	$ 7,568

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2010, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

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

Earnings for the first nine months of 2010 included after-tax charges of $175 million associated with employee reductions in the downstream businesses and corporate staffs. Refer to “Note 16. Restructuring and Reorganization Costs,” beginning on page 22, for further discussion.

Earnings for the third quarter 2009 included $400 million of after-tax gains from asset sales and tax items related to an upstream project in Australia. Earnings for the first nine months of 2009 also included $540 million of after-tax gains reported on sales of marketing businesses outside the United States.

Note 2.	Time Deposits

In the first quarter 2010, the company began investing in bank time deposits with maturities greater than 90 days. The company believes that the investment in longer-term bank time deposits is consistent with its cash management strategy to preserve principal, maintain high levels of liquidity and earn a competitive return.

Note 3.	Noncontrolling Interests

Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amounts of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income. Activity for the equity attributable to noncontrolling interests for the first nine months of 2010 and 2009 is presented in the following table:

	2010			2009
	Chevron Corporation	Noncontrolling	Total	Chevron Corporation	Noncontrolling	Total
	Stockholders’ Equity	Interest	Equity	Stockholders’ Equity	Interest	Equity
	(Millions of dollars)

Balance at January 1	$ 91,914	$647	$ 92,561	$86,648	$469	$87,117
Net income	13,729	87	13,816	7,413	48	7,461
Dividends	(4,233)	—	(4,233)	(3,945)	—	(3,945)
Distributions to noncontrolling interests	—	(56)	(56)	—	(37)	(37)
Treasury shares, net	280	—	280	121	—	121
Other changes, net*	553	44	597	409	96	505

Balance at September 30	$102,243	$722	$102,965	$90,646	$576	$91,222

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended
	September 30
	2010	2009
	(Millions of dollars)

Increase in accounts and notes receivable	$ (13)	$ (877)
(Increase) decrease in inventories	(608)	356
Increase in prepaid expenses and other current assets	(646)	(216)
Increase (decrease) in accounts payable and accrued liabilities	718	(1,597)
Increase (decrease) in income and other taxes payable	417	(659)

Net increase in operating working capital	$(132)	$(2,993)

The “Net increase in operating working capital” includes reductions of $37 million and $11 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2010, and 2009, respectively. These amounts are offset by an equal amount in “Net sales of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended
	September 30
	2010	2009
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$92	$11
Income taxes	9,014	4,825

The “Net purchases of time deposits” consisted of the following gross amounts:

	Nine Months Ended
	September 30
	2010	2009
	(Millions of dollars)

Time deposits purchased	$(4,868)	$—
Time deposits matured	1,395	—

Net purchases of time deposits	$(3,473)	$—

The “Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended
	September 30
	2010	2009
	(Millions of dollars)

Marketable securities purchased	$—	$ (24)
Marketable securities sold	41	137

Net sales of marketable securities	$41	$113

The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Net sales totaled $245 million and $86 million in the first nine months of 2010 and 2009, respectively. No purchases were made under the company’s stock repurchase program in the 2010 and 2009 periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended
	September 30
	2010	2009
	(Millions of dollars)

Additions to properties, plant and equipment	$13,242	$11,542
Additions to investments	617	793
Current year dry hole expenditures	348	399
Payments for other liabilities and assets, net	(99)	1,754

Capital expenditures	14,108	14,488
Expensed exploration expenditures	431	580
Assets acquired through capital lease obligations	56	20

Capital and exploratory expenditures, excluding equity affiliates	14,595	15,088
Company’s share of expenditures by equity affiliates	942	923

Capital and exploratory expenditures, including equity affiliates	$15,537	$16,011

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

Segment managers for the reportable segments are directly accountable to and maintain regular contact with the company’s CODM to discuss the segments’ operating activities and financial performance. The CODM approves annual capital and exploratory budgets at the reportable segment level, as well as reviews capital and exploratory funding for major projects and approves major changes to the annual capital and exploratory budgets. However, business unit managers within the operating segments are directly responsible for decisions relating to project

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation and all other matters connected with daily operations. Company officers who are members of EXCOM also have individual management responsibilities and participate in other committees for purposes other than acting as the CODM.

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

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2010 and 2009 are presented in the following table:

Segment Earnings

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Upstream
United States	$946	$889	$3,192	$1,196
International	2,618	2,847	9,638	5,575

Total Upstream	3,564	3,736	12,830	6,771

Downstream
United States	349	127	864	212
International	216	135	872	934

Total Downstream	565	262	1,736	1,146

Total Segment Earnings	4,129	3,998	14,566	7,917

All Other
Interest Expense	(7)	(11)	(37)	(22)
Interest Income	16	10	49	36
Other	(370)	(166)	(849)	(518)

Net Income Attributable to Chevron Corporation	$3,768	$3,831	$13,729	$7,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2010, and December 31, 2009, are as follows:

Segment Assets

	At September 30	At December 31
	2010	2009
	(Millions of dollars)

Upstream
United States	$ 25,700	$ 25,478
International	86,532	81,209
Goodwill	4,617	4,618

Total Upstream	116,849	111,305

Downstream
United States	20,365	20,317
International	20,376	19,618

Total Downstream	40,741	39,935

Total Segment Assets	157,590	151,240

All Other
United States	9,620	7,125
International	9,989	6,256

Total All Other	19,609	13,381

Total Assets — United States	55,685	52,920
Total Assets — International	116,897	107,083
Goodwill	4,617	4,618

Total Assets	$177,199	$164,621

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2010 and 2009, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Other Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Upstream
United States	$ 5,892	$ 4,985	$ 18,207	$ 13,657
International	9,984	8,335	29,642	22,297

Subtotal	15,876	13,320	47,849	35,954
Intersegment Elimination — United States	(3,299)	(3,014)	(10,142)	(6,925)
Intersegment Elimination — International	(5,623)	(4,866)	(17,141)	(12,696)

Total Upstream	6,954	5,440	20,566	16,333

Downstream
United States	18,438	18,025	55,378	44,699
International	23,042	21,557	70,102	58,389

Subtotal	41,480	39,582	125,480	103,088
Intersegment Elimination — United States	(31)	(19)	(80)	(76)
Intersegment Elimination — International	(27)	(25)	(75)	(59)

Total Downstream	41,422	39,538	125,325	102,953

All Other
United States	413	473	1,088	1,180
International	13	19	46	48

Subtotal	426	492	1,134	1,228
Intersegment Elimination — United States	(239)	(281)	(652)	(679)
Intersegment Elimination — International	(9)	(9)	(27)	(21)

Total All Other	178	202	455	528

Sales and Other Operating Revenues
United States	24,743	23,483	74,673	59,536
International	33,039	29,911	99,790	80,734

Subtotal	57,782	53,394	174,463	140,270
Intersegment Elimination — United States	(3,569)	(3,314)	(10,874)	(7,680)
Intersegment Elimination — International	(5,659)	(4,900)	(17,243)	(12,776)

Total Sales and Other Operating Revenues	$48,554	$45,180	$146,346	$119,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Summarized Financial Data — Chevron U.S.A. Inc.

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

	Nine Months Ended
	September 30
	2010	2009
	(Millions of dollars)

Sales and other operating revenues	$107,595	$86,522
Costs and other deductions	103,433	85,461
Net income attributable to CUSA	3,130	852

	At September 30	At December 31
	2010	2009
	(Millions of dollars)

Current assets	$25,546	$23,286
Other assets	33,653	32,827
Current liabilities	14,952	16,098
Other liabilities	15,681	14,625

Total CUSA net equity	$28,566	$25,390

Memo: Total debt	$ 7,327	$ 6,999

Note 7.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Sales and other operating revenues	$200	$153	$694	$492
Costs and other deductions	228	186	755	565
Net loss attributable to CTC	(28)	(34)	(54)	(73)

	At September 30	At December 31
	2010	2009
	(Millions of dollars)

Current assets	$265	$377
Other assets	201	173
Current liabilities	96	115
Other liabilities	74	90

Total CTC net equity	$296	$345

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Income Taxes

Taxes on income for the third quarter and first nine months of 2010 were $3.1 billion and $9.5 billion, respectively, compared with $2.3 billion and $5.2 billion for the corresponding periods in 2009. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the third quarters of 2010 and 2009 were 45 percent and 38 percent, respectively. For the comparative nine-month periods, the effective tax rates were 41 percent for both periods.

The increase in the effective tax rate in the quarterly comparison was primarily due to the effect of one-time tax benefits in 2009 that were significantly higher than those generated in the comparable 2010 period. Additionally, foreign currency translation losses were greater in the 2010 quarter, resulting in a larger reduction in Income Before Income Tax Expense, with no corresponding impact on Income Tax Expense. Partially offsetting these items was the increased utilization of tax credits resulting from higher profits in certain foreign tax jurisdictions in the 2010 period. For the comparative nine-month periods, greater one-time tax benefits were generated in 2009 than in 2010. This effect was essentially offset by increased tax credit utilization in foreign tax jurisdictions in 2010 and by foreign currency translation impacts.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2010. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2010 and 2009 are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Pension Benefits
United States
Service cost	$ 85	$ 66	$ 253	$ 199
Interest cost	121	121	364	361
Expected return on plan assets	(135)	(99)	(404)	(296)
Amortization of prior-service credits	(1)	(1)	(5)	(5)
Amortization of actuarial losses	79	74	238	223
Settlement losses	55	25	165	126

Total United States	204	186	611	608

International
Service cost	38	31	114	90
Interest cost	78	76	230	215
Expected return on plan assets	(60)	(52)	(180)	(148)
Amortization of prior-service costs	5	6	16	17
Amortization of actuarial losses	24	30	74	81

Total International	85	91	254	255

Net Periodic Pension Benefit Costs	$ 289	$277	$ 865	$ 863

Other Benefits*
Service cost	$ 10	$ 9	$ 29	$ 25
Interest cost	45	45	131	134
Amortization of prior-service credits	(19)	(20)	(56)	(61)
Amortization of actuarial losses	7	6	20	20
Curtailment gains	—	—	—	(5)

Net Periodic Other Benefit Costs	$ 43	$ 40	$ 124	$ 113

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2009, the company estimated it would contribute $900 million to employee pension plans during 2010 (composed of $600 million for the U.S. plans and $300 million for the international plans). Through September 30, 2010, a total of $895 million was contributed (including $790 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.5 billion ($1.2 billion for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first nine months of 2010, the company contributed $138 million to its OPEB plans. The company anticipates contributing about $70 million during the remainder of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Accounting for Suspended Exploratory Wells

Accounting standards for the costs of exploratory wells (ASC 932) provide that exploratory well costs continue to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an entity obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. (Note that an entity is not required to complete the exploratory or exploratory-type stratigraphic well as a producing well.) The company’s capitalized cost of suspended wells at September 30, 2010, was $2.6 billion, an increase of $191 million from year-end 2009, primarily due to drilling activities in Australia. For the category of exploratory well costs at year-end 2009 that were suspended more than one year, a total of $15 million was expensed in the first nine months of 2010.

Note 11.	Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 19 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador and by the pertinent provincial and municipal governments. With regard to the facts, the company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

In 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $18.9 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.4 billion could be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessed against Chevron for unjust enrichment. In 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case was recused. In 2010, Chevron moved to strike the mining engineer’s report and to dismiss the case based on evidence obtained through discovery in the United States indicating that the report was prepared by consultants for the plaintiffs before being presented as the mining engineer’s independent and impartial work and showing further evidence of misconduct. In August 2010, the judge issued an order stating that he was not bound by the mining engineer’s report and requiring the parties to provide their positions on damages within 45 days. Chevron subsequently petitioned for recusal of the judge, claiming that he had disregarded evidence of fraud and misconduct and that he had failed to rule on a number of motions within the statutory time requirement.

In September 2010, Chevron submitted its position on damages, asserting that no amount should be assessed against it. The plaintiffs’ submission, which relied in part on the mining engineer’s report, took the position that damages are between approximately $16 billion and $76 billion and that unjust enrichment should be assessed in an amount between approximately $5 billion and $38 billion. The next day, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment. Chevron petitioned to have that order declared a nullity in light of Chevron’s prior recusal petition, and because procedural and evidentiary matters remain unresolved. In October 2010, Chevron’s motion to recuse the judge was granted. A new judge has taken charge of the case, and that judge has revoked the prior judge’s order closing the evidentiary phase of the case.

Chevron cannot predict the timing or content of future developments in the Lago Agrio litigation, and a judgment could be entered at any time. Chevron will continue a vigorous defense of any attempted imposition of liability. In the event of an adverse trial court judgment, Chevron would expect to pursue its appeals in Ecuador. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions following any adverse judgment to be brought in other jurisdictions. Chevron would expect to contest any such actions. The ultimate outcome, including any financial effect on Chevron, remains uncertain.

Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the 2008 engineer’s report and the September 2010 plaintiffs’ submission, management does not believe those documents have any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through September 2010, the company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. The parties to the case have stipulated that entry of final judgment by the trial court be postponed pending on-going settlement discussions. The company continues to evaluate its options going forward, which may include settlement, requesting the city to revise the EIR to address the issues identified by the Court of Appeal or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

Accounting standards for fair value measurement (ASC 820) establish a framework for measuring fair value and stipulate disclosures about fair value measurements. The standards apply to recurring and nonrecurring financial and nonfinancial assets and liabilities that require or permit fair value measurements. Among the required disclosures is the fair value hierarchy of inputs the company uses to value an asset or a liability. The three levels of the fair value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the com-
pany, Level 1 inputs include exchange-traded futures contracts for which the parties are willing to transact at the exchange-quoted price and marketable securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. For the company, Level 2 inputs include quoted prices for similar assets or liabilities, prices obtained through third-party broker quotes and prices that can be corroborated with other observable inputs for substantially the complete term of a contract.

Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair value measurements. Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for recurring assets and liabilities measured at fair value at September 30, 2010 and December 31, 2009, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Prices in				Prices in
		Active				Active
		Markets for				Markets for
		Identical	Other			Identical	Other
	At	Assets/	Observable	Unobservable	At	Assets/	Observable	Unobservable
	September 30	Liabilities	Inputs	Inputs	December 31	Liabilities	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)	2009	(Level 1)	(Level 2)	(Level 3)
				(Millions of dollars)

Assets
Marketable Securities	$ 66	$ 66	$ —	$ —	$106	$106	$ —	$—
Derivatives	154	21	133	—	127	14	113	—

Total Recurring Assets at Fair Value	$220	$ 87	$133	$ —	$233	$120	$113	$—

Liabilities
Derivatives	$175	$143	$ 32	$ —	$101	$ 20	$ 81	$—

Total Recurring Liabilities at Fair Value	$175	$143	$ 32	$ —	$101	$ 20	$ 81	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2010.

Derivatives The company records its derivative instruments — other than any commodity derivative contracts that are designated as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with virtually all the offsetting amount to the Consolidated Statement of Income. For derivatives with identical or similar provisions as contracts that are publicly traded on a regular basis, the company uses the market values of the publicly traded instruments as an input for fair value calculations.

The company’s derivative instruments principally include crude oil, natural gas and refined product futures, swaps, options and forward contracts. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the New York Mercantile Exchange.

Derivatives classified as Level 2 include swaps, options, and forward contracts principally with financial institutions and other oil and gas companies, the fair values for which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair value determinations and proper level of classification.

Impairments of “Properties, plant and equipment” Assets measured at fair value on a nonrecurring basis were not material to the company’s financial position, results of operations or liquidity in the three- and nine-month periods of 2010. Before-tax losses associated with the impairment of property, plant and equipment held and used and held for sale in the third quarter 2009 were $93 million and nil, respectively, and for the nine months ended September 30, 2009, were $358 million and $92 million, respectively. The losses in 2009 were the result of fair values determined both from internal cash flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature, and from bids received from prospective buyers of assets held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities not Required to be Measured at Fair Value The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $11.0 billion and $8.7 billion at September 30, 2010 and December 31, 2009, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days, and had carrying/fair values of $3.5 billion at September 30, 2010. The fair values of cash, cash equivalents and bank time deposits reflect the cash that would have been received or paid if the instruments were settled at September 30, 2010.

“Cash and cash equivalents” does not include investments with a carrying/fair value of $186 million and $123 million at September 30, 2010 and December 31, 2009, respectively. These investments are restricted funds related to an international upstream development project and Pascagoula Refinery projects, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5.6 billion and $5.7 billion had estimated fair values of $6.5 billion and $6.2 billion at September 30, 2010 and December 31, 2009, respectively.

Fair values of other financial instruments at September 30, 2010 were not material.

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

Derivative instruments measured at fair value at September 30, 2010 and December 31, 2009, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet:
Fair Value of Derivatives Not Designated as Hedging Instruments

		Asset Derivatives —			Liability Derivatives —
		Fair Value			Fair Value
Type of		At	At	(Millions of Dollars)	At	At
Derivative	Balance Sheet	September 30	December 31	Balance Sheet	September 30	December 31
Contract	Classification	2010	2009	Classification	2010	2009

Commodity	Accounts and notes receivable, net	$ 85	$ 99	Accounts payable	$125	$ 73
Commodity	Long-term receivables, net	69	28	Deferred credits and other noncurrent obligations	50	28

		$154	$127		$175	$101

Consolidated Statement of Income:
The Effect of Derivatives Not Designated as Hedging Instruments

		Gain/(Loss)		Gain/(Loss)
		Three Months		Nine Months
		Ended		Ended
		September 30		September 30
		2010	2009	2010	2009
Type of
Derivative Contract	Statement of Income Classification	(Millions of dollars)

Foreign Exchange	Other income	$ —	$ 8	$ —	$ 26
Commodity	Sales and other operating revenues	(58)	32	94	(63)
Commodity	Purchased crude oil and products	(12)	(18)	(38)	(295)
Commodity	Other income	7	8	(2)	1

		$(63)	$ 30	$ 54	$(331)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	New Accounting Standards

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

Receivables (ASC 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20) In July 2010, the FASB issued ASU 2010-20, which becomes effective with the company’s reporting at December 31, 2010. This standard amends and expands disclosure requirements about the credit quality of financing receivables and the related allowance for credit losses. As a result of these amendments, companies are required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about financing receivables and related allowance for credit losses. The company does not anticipate changes to its existing disclosures when the standard becomes effective.

Note 16.	Restructuring and Reorganization Costs

In the first quarter 2010, the company announced employee reduction programs related to the restructuring and reorganization of its downstream businesses and corporate staffs. As originally announced, approximately 3,200 employees in the refining, marketing, and supply and trading operations, and 600 employees from corporate staffs, were expected to be terminated under the programs. Due to redeployment efforts within the company, total employee terminations under the programs are expected to be reduced from approximately 3,800 employees to approximately 3,600 employees. About 1,700 of the affected positions are located in the United States. It is anticipated that 2,400 employees of the total covered under the programs will be terminated during 2010, and the programs are expected to be completed by the end of 2011. About 600 employees have been terminated to date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second and third quarters of 2010, the company made payments of $35 million associated with these liabilities. The majority of the payments were in Downstream.

Amounts Before Tax
(Millions of dollars)

Balance at January 1, 2010	$ —
Accruals	244
Adjustments	(3)
Payments	(35)

Balance at September 30, 2010	$206

Note 17.	Asset Retirement Obligations

At September 30, 2010, the company’s liability for asset retirement obligations calculated in accordance with accounting standards for asset retirement obligations (ASC 410) was approximately $11.4 billion, compared with $10.2 billion at year-end 2009. The $1.2 billion net increase reflects increasing costs to abandon wells, equipment and facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2010 Compared with Third Quarter 2009
And Nine Months 2010 Compared with Nine Months 2009

Key Financial Results

Earnings by Business Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Upstream(1)
United States	$ 946	$ 889	$ 3,192	$1,196
International	2,618	2,847	9,638	5,575

Total Upstream	3,564	3,736	12,830	6,771

Downstream(1)
United States	349	127	864	212
International	216	135	872	934

Total Downstream	565	262	1,736	1,146

Total Segment Earnings	4,129	3,998	14,566	7,917
All Other	(361)	(167)	(837)	(504)

Net Income Attributable to Chevron Corporation(2)(3)	$3,768	$3,831	$13,729	$7,413

(1) 2009 information has been revised to conform with the 2010 segment presentation.
(2) Includes foreign currency effects	$ (367)	$ (170)	$ (324)	$ (677)
(3) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the third quarter 2010 was $3.77 billion ($1.87 per share — diluted), compared with $3.83 billion ($1.92 per share — diluted) in the corresponding 2009 period. Net income attributable to Chevron Corporation for the first nine months of 2010 was $13.73 billion ($6.84 per share — diluted), versus $7.41 billion ($3.71 per share — diluted) in the first nine months of 2009.

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

Upstream earnings in the third quarter 2010 were $3.56 billion, compared with $3.74 billion in the 2009 quarter. The decrease was primarily associated with the absence of gains on asset sales and tax items related to Gorgon project in Australia in the third quarter of 2009. Earnings for the first nine months of 2010 were $12.83 billion, versus $6.77 billion a year earlier. The increase between periods was mainly due to higher prices for crude oil and natural gas and increased production of crude oil.

Downstream earnings were $565 million in the third quarter 2010, compared with $262 million in the year-earlier period. Earnings for the first nine months of 2010 were $1.74 billion, versus $1.15 billion in the corresponding 2009 period. The increase between both comparative periods was mainly associated with improved margins on refined products, and higher earnings from chemicals operations — largely from the 50 percent-owned Chevron Phillips Chemical Company LLC. Also contributing to the increase in the 2010 nine-month period was a favorable swing in mark-to-market effects on derivative instruments. Earnings for the first nine months of 2009 included $540 million of gains on sales of marketing businesses outside the United States.

Refer to pages 29 through 32 for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2010 versus the same periods in 2009.

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

In recent years, Chevron and the oil and gas industry generally experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. This increase in costs affected the company’s operating expenses and capital programs for all business segments, but particularly for upstream. Softening of these cost pressures started in late 2008 and continued through most of 2009. Industry costs began to level out in the fourth quarter 2009 and rose slightly in 2010. The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. (Refer to the “Upstream” section below for a discussion of the trend in crude oil prices.)

The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity and the implications to the company of movements in prices for crude oil and natural gas. Management takes these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to address potential challenges presented in the current environment. (Refer also to the “Liquidity and Capital Resources” section beginning on page 36.)

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

The chart below shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. During 2009, industry price levels for WTI ranged from $34 to $81 per barrel and finished the year at $79 per barrel. The WTI price in the first nine months of 2010 averaged $78 and ended October at $81.

A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand, which is a function of the number of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in the first nine months of 2010 primarily due to greater availability of lower quality crudes. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 35 for the company’s average U.S. and international crude oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged about $4.60 per thousand cubic feet (MCF) in the first nine months of 2010, compared with about $3.50 during the first nine months of 2009. At the end of October 2010, the Henry Hub spot price was about $3.40 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America and the level of inventory in underground storage.

Certain international natural gas markets in which the company operates have different supply, demand and regulatory circumstances, which historically have resulted in lower average sales prices for the company’s production of natural gas in these locations. Chevron continues to invest in long-term projects in these locations to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets where greater demand results in higher prices. International natural gas realizations averaged about $4.60 per MCF during the first nine months of 2010, compared with about $4.00 in the same period last year. (See page 35 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first nine months of 2010 averaged 2.755 million barrels per day. During the period, about one-fifth of the company’s net oil-equivalent production occurred in the OPEC-member countries of Angola, Nigeria and Venezuela and in the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the first nine months of 2010, while production during the first nine months of 2009 was reduced by approximately 27,000 barrels per day due to quota limitations. Curtailments by OPEC did not constrain the company’s production in the third quarter 2009. At the most recent meeting in October 2010, members of OPEC supported maintaining production quotas in effect since December 2008.

The full-year outlook for oil-equivalent production based on the nine-month 2010 average price of $78 per barrel is estimated at 2.75 million barrels per day. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under production-sharing and variable-royalty provisions of certain agreements, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

Gulf of Mexico Update In April 2010, an accident occurred on the Transocean Deepwater Horizon, a deepwater drilling rig in the Gulf of Mexico, resulting in loss of life, the sinking of the rig and a significant oil spill. The rig was drilling an exploratory well at the BP-operated Macondo prospect. Chevron was not a participant in the well. Subsequent to the event, the U.S. Department of the Interior suspended drilling of wells using subsea blowout preventers (BOPs) or surface BOPs on a floating facility in the Gulf of Mexico and the Pacific regions. On October 12, 2010, the Secretary of the Interior lifted the suspension on deepwater drilling activity, provided that operators certify compliance with all rules and requirements, including availability of adequate blowout containment resources.

The suspension has created delays in shallow water permitting and delayed the drilling of some exploratory deepwater wells as well as impacted development drilling at the recently commissioned, nonoperated Perdido project. The company does not expect there to be a material impact on production for the full year 2010. The company has submitted one deepwater drilling permit application and plans to submit several additional applications over the next few months. Two deepwater drilling rigs are on stand-by, pending issuance of permits from the U.S. Bureau of Ocean Energy Management (BOEM), Regulation, and Enforcement to drill wells in the Gulf of Mexico. A third deepwater drill rig has received a permit to drill a water injection well at the Tahiti Field. The future effects of this incident, including any new or additional regulations that may be adopted in response, are not fully known at this time. Chevron remains committed to deepwater exploration and development in the Gulf of Mexico and other deepwater basins around the world.

As previously announced, Chevron and several other companies plan to build and deploy a rapid response system that will be available to capture and contain crude oil in the event of a future well blowout in the deepwater Gulf of Mexico. The new system will be engineered to be used in water depths up to 10,000 feet and designed to have initial capacity to contain 100,000 barrels per day, with potential for expansion. The companies committed to equally fund the initial $1 billion investment in the system. There will be additional ongoing costs for operations and maintenance of the system components. An initial agreement to secure underwater well containment equipment for industry use has been announced, and other equipment is expected to be secured and available in the coming months with the new system targeted for completion within 18 months. The companies intend to form a non-profit organization, the Marine Well Containment Company, to operate and maintain this system. Other companies will be invited and encouraged to participate in this organization.

Refer to the “Results of Operations” section on pages 29-31 for additional discussion of the company’s upstream business.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, southern Africa and the United Kingdom. Chevron operates or has significant ownership interests in refineries in each of these areas except Latin America. In the third quarter 2010, the company discontinued sales of Chevron- and Texaco-branded motor fuels in the District of Columbia, Delaware, Indiana, Kentucky, North Carolina, New Jersey, Maryland, Ohio, Pennsylvania, South Carolina, Virginia, West Virginia and parts of Tennessee, where the company sold to retail customers through approximately 1,100 stations and to commercial and industrial customers through supply arrangements. During 2009, sales in these markets represented approximately 8 percent of the company’s total U.S. retail fuel sales volumes. Additionally, in January 2010, the company sold the rights to the Gulf trademark in the United States and its territories that it had previously licensed for use in the U.S. Northeast and Puerto Rico.

The company’s refining and marketing margins in third quarter 2010 improved over the same period in 2009, but remain relatively weak due to the economic slowdown, excess refined product supplies and surplus refining capacity. Expecting these conditions to continue for several years, in the first quarter 2010, the company announced that its downstream businesses would be restructured to improve operating efficiency and achieve sustained improvement in financial performance. As part of this restructuring, employee-reduction programs were announced for the United States and international downstream operations. As of third quarter, it is expected that approximately 3,200 positions in the downstream operations will be eliminated under the programs. About 1,300 of the affected positions are located in the United States. It is anticipated that 2,000 positions will be eliminated during 2010, and the programs are expected to be completed by the end of 2011. Refer to Note 16 of the Consolidated Financial Statements, beginning on page 22, for further discussion. The company is also soliciting bids for 13 U.S. terminals and certain operations in Europe (including the company’s Pembroke Refinery), the Caribbean and select Central America markets, and is in negotiations to divest certain operations in Africa. These potential market exits, dispositions of assets, and other actions may result in gains or losses in future periods. In October 2010, the company completed the sale of five of the 13 targeted U.S. terminals. The gain will be reflected in the fourth quarter 2010 results and is not expected to be material.

Refer to the “Results of Operations” section on pages 31-32 for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies. In the first quarter 2010, employee-reduction programs were announced for the corporate staffs. As of third quarter, it is expected that approximately 400 positions from the corporate staffs will be eliminated under the programs by the end of 2011, most of which will be eliminated during 2010. Refer to Note 16 of the Consolidated Financial Statements, beginning on page 22, for further discussion.

Operating Developments

Recent achievements for upstream projects include:

•	United States — Sanctioned development of the Jack/St. Malo project, the company’s first operated project located in the Lower Tertiary trend in the deepwater Gulf of Mexico. Seven exploration and appraisal wells have been successfully and safely drilled at these fields since 2003. Chevron has a working interest of 50 percent in the Jack Field, 51 percent in the St. Malo Field and 50.7 percent for the host facility.

•	China — Acquired a 100 percent interest in Blocks 53-30 and 64-18, and a 59 percent interest in Block 42-05, covering a combined total exploratory acreage of approximately 8,100 square miles (21,000 sq km) in the South China Sea’s Pearl River Mouth Basin.

•	Liberia — Acquired a 70 percent interest and operatorship in three deepwater concessions covering 3,700 square miles (9,600 sq km) off the coast of Liberia in western Africa. A three-year exploratory program is expected to begin in the fourth quarter of this year.

•	Turkey — Signed a Joint Operation Agreement with Turkey’s state oil company for an exploration license in the Black Sea. Chevron acquired a 50 percent interest in a western portion of License 3921, an 8,700 square mile (22,505 sq km) block located 220 miles (350 km) northwest of the capital city of Ankara.

•	Australia — Announced two deepwater natural gas discoveries in the Carnarvon Basin offshore Western Australia, Brederode-1 in 50 percent-owned Block WA-364-P and Acme-1 in 67 percent-owned Block WA-205-P. These discoveries are expected to contribute to future growth at company-operated liquefied natural gas (LNG) projects in Australia.

In the downstream business, a new, 60,000 barrel per day heavy oil hydrocracker, which maximizes the yield of transportation fuels from heavy crude oil, was commissioned and reached full capacity in the third quarter at the 50 percent-owned GS Caltex Yeosu Refinery in South Korea. Additionally, the company announced in October that a wholly-owned subsidiary, Chevron Pipe Line Co., has sold its 23.4 percent ownership interest in the Colonial Pipeline Co. The financial effects of the sale will be reflected in results for the fourth quarter 2010. The company also continued to progress restructuring plans to streamline its operations.

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

Upstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

U.S. Upstream Earnings	$946	$889	$3,192	$1,196

U.S. upstream earnings of $946 million in the third quarter of 2010 increased $57 million from the same period last year. Higher crude oil and natural gas realizations increased earnings by $290 million, and lower exploration expense in the third quarter of 2010 benefited earnings by $40 million. Partially offsetting these effects were higher operating expenses of $150 million between periods, in part due to the Gulf of Mexico drilling moratorium, and lower net oil-equivalent production in the 2010 period, which reduced earnings by about $120 million.

Earnings for the first nine months of 2010 were approximately $3.19 billion, up about $2 billion from the corresponding period in 2009. Higher prices for crude oil and natural gas increased earnings by about $1.92 billion between periods, and an increase in net oil-equivalent production in the 2010 period benefited income by about $140 million. Other items of lesser significance were largely offsetting between periods.

The average realization per barrel for crude oil and natural gas liquids in the third quarter of 2010 was approximately $69, compared with $60 a year earlier. For the nine-month periods, average realizations were about $70 and $50 for 2010 and 2009, respectively. The average natural gas realization in the third quarter 2010 was $4.06 per thousand cubic feet, compared with $3.28 in the year-ago period. The average nine-month realizations were $4.47 in 2010 and $3.56 in 2009.

Net oil-equivalent production of 692,000 barrels per day in the third quarter 2010 was down 53,000 barrels per day, or 7 percent, from the corresponding period in 2009. The decrease in production was associated with normal field declines and downtime for maintenance and repairs.

Nine-month 2010 production was 711,000 barrels per day, up slightly from the 2009 period. Increased production from the Tahiti Field was mostly offset by natural field declines. The net liquids component of oil-equivalent production was 482,000 and 492,000 barrels per day for the third quarter and nine month periods of 2010, 5 percent lower and 4 percent higher than the corresponding 2009 periods, respectively. Net natural gas production of 1.26 billion cubic feet per day in the third quarter 2010 and 1.32 billion cubic feet per day in first nine months of 2010 decreased 12 percent and 6 percent from the comparative 2009 periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Millions of dollars)

International Upstream Earnings*	$2,618	$2,847	$9,638	$5,575

* Includes foreign currency effects	$ (245)	$ (89)	$ (240)	$ (522)

International upstream earnings of $2.62 billion in the third quarter 2010 decreased $229 million from the corresponding period in 2009. Higher prices and sales volumes for crude oil and natural gas benefited earnings by $860 million, and favorable tax items increased earnings by $170 million between periods. However, this net benefit was more than offset by higher depreciation, exploration and operating expenses of $630 million in the 2010 period, and the absence of about $400 million of gains on asset sales and tax items related to the Gorgon project in Australia recognized in the third quarter 2009. Foreign currency effects decreased earnings by $245 million in the 2010 quarter, compared with a decrease of $89 million a year earlier.

Earnings for the first nine months of 2010 were $9.64 billion, up $4.06 billion from the same period in 2009. Higher prices for crude oil and natural gas increased earnings by $3.46 billion, and an increase in net oil-equivalent production in the 2010 period benefited income by about $690 million. A favorable change in tax items of about $600 million was essentially offset by higher operating and depreciation expenses. The 2009 period included gains of about $400 million on asset sales and tax items related to the Gorgon project in Australia. Foreign currency effects decreased earnings by $240 million in the 2010 period, compared with a reduction of $522 million a year earlier, primarily due to unrealized losses on balance sheet translation.

The average realization per barrel of crude oil and natural gas liquids in the third quarter 2010 and nine-month period was about $70, compared with $62 and $52 in the corresponding 2009 periods. The average natural gas realization in the 2010 third quarter was $4.73 per thousand cubic feet, up from $3.92 in the third quarter last year. Between the nine-month periods, the average natural gas realization increased to $4.58 from $3.95.

Net oil-equivalent production was about 2.05 million barrels per day in the third quarter 2010, up 89,000 barrels per day from the year-ago period. The increase included 104,000 barrels per day mainly associated with higher production in Thailand and Brazil and the absence of effects of 2009 civil unrest in Nigeria. Partially offsetting this increase were the impacts of planned turnarounds and higher prices on cost-recovery volumes and other contractual provisions.

Net oil-equivalent production for the nine-months of 2010 was 2.04 million barrels per day, up 71,000 barrels per day from the 2009 period. The increase included 94,000 barrels per day associated with the start-up and ramp-up of several major capital projects — the expansion at Tengiz in Kazakhstan, Frade in Brazil, Agbami in Nigeria, and Tombua-Landana and Mafumeira Norte in Angola. Normal field declines and the impact of higher prices on cost-recovery volumes and other contractual provisions decreased net production from last year’s comparative period.

The net liquids component of oil-equivalent production was 1.42 million barrels per day in the third quarter 2010 and the nine-month period, an increase of 3 percent for both respective periods. Net natural gas production of 3.75 billion cubic feet per day in the third quarter 2010 and 3.72 billion cubic feet per day in the first nine months of 2010 increased 8 percent and 4 percent from the comparative 2009 periods.

Downstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Millions of dollars)

U.S. Downstream Earnings	$349	$127	$864	$212

U.S. downstream earned $349 million in the third quarter 2010, compared with $127 million a year earlier. Improved margins on refined products increased earnings by about $120 million. Higher earnings from chemicals operations — largely from improved margins at the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) — also increased earnings by $30 million.

Earnings for the first nine months of 2010 were $864 million, compared with $212 million in the same period of 2009. Earnings from chemicals operations increased about $240 million, primarily from higher margins at CPChem. Improved margins on refined products also increased earnings by about $240 million in the 2010 period. Lower operating expenses and favorable mark-to-market effects on derivative instruments each benefited earnings by about $70 million over the 2009 period.

Refinery crude-input of 880,000 barrels per day in the third quarter 2010 was largely unchanged from the year-ago period. Inputs of 895,000 barrels per day for the nine months of 2010 decreased about 2 percent from the corresponding 2009 period.

Refined product sales of 1.34 million barrels per day for the quarterly period and 1.37 million barrels per day for the nine-month period of 2010 declined 5 percent and 4 percent, respectively, from the corresponding periods of 2009. The declines were mainly due to lower gasoline and jet fuel sales for both periods. Branded gasoline sales decreased to 575,000 and 587,000 barrels per day for the third quarter and nine months in 2010, representing approximately 8 and 6 percent declines from the corresponding 2009 periods, primarily due to previously announced exits from selected East Coast retail markets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Millions of dollars)

International Downstream Earnings*	$ 216	$135	$872	$ 934

* Includes foreign currency effects	$(118)	$ (89)	$ (83)	$(175)

International downstream earned $216 million in the third quarter 2010, compared with $135 million a year earlier. The increase was mainly due to improved refined product margins of about $220 million, partially offset by unfavorable mark-to-market effects on derivative instruments of about $130 million. Foreign currency effects decreased earnings by $118 million in the 2010 quarter, compared with a reduction of $89 million a year earlier.

Earnings for the first nine months of 2010 were $872 million, down $62 million from the corresponding 2009 period. The decline was mainly due to the absence of 2009 gains on asset sales of about $540 million and higher charges of $110 million, primarily related to employee reductions. Higher margins on the sale of gasoline and other refined products increased earnings by about $340 million, and a favorable swing in mark-to-market effects on derivative instruments benefited earnings by about $320 million. Foreign currency effects reduced earnings by $83 million in 2010, compared with a reduction of $175 million a year earlier.

The company’s share of crude oil inputs to refineries was 1,027,000 barrels per day in the 2010 third quarter, up 42,000 from the year-ago period. For the nine months of 2010, crude oil inputs were 991,000 barrels per day, up

11,000 from the year-ago period. The increase for both comparative periods was attributable mainly to increased demand in Asia.

Refined product sales volumes of 1.76 million barrels per day in the 2010 third quarter were 3 percent lower than a year earlier, mainly due to lower sales of gas oil and gasoline. Total refined product sales of about 1.75 million barrels per day for the first nine months of 2010 were about 6 percent lower than in the corresponding periods of 2009, mainly due to asset sales in certain countries in Africa and Latin America.

All Other

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Millions of dollars)

Net Charges*	$(361)	$(167)	$(837)	$(504)

* Includes foreign currency effects	$ (4)	$ 8	$ (1)	$ 20

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Net charges in the third quarter 2010 were $361 million, compared with $167 million in the year-ago period. The change between periods was mainly due to higher corporate tax items. Foreign currency effects increased net charges by $4 million in the 2010 quarter, compared with an $8 million reduction in net charges last year. For the nine months of 2010, net charges were $837 million, compared with $504 million a year earlier. Net charges for corporate tax items and employee compensation and benefits were higher in the 2010 nine-month period.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Millions of dollars)

Sales and other operating revenues	$48,554	$45,180	$146,346	$119,814

Sales and other operating revenues for the quarterly and nine-month periods increased $3 billion and $27 billion, respectively, mainly due to higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Income from equity affiliates	$1,242	$1,072	$4,127	$2,418

Income from equity affiliates increased between the quarterly and nine-month periods due mainly to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar in Venezuela, principally related to higher prices for crude oil and increased crude oil production. Downstream-related earnings were also higher between the comparative periods primarily due to higher earnings from Chevron Phillips Chemical Company LLC, as a result of higher margins on sales of commodity chemicals. Improved margins on refined products and a favorable swing in foreign currency effects at GS Caltex in South Korea also contributed to the increase of the downstream-related earnings in the 2010 nine-month period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
(Millions of dollars)

Other income	$ (78)	$ 373	$ 428	$ 728

Other income for the quarterly period in 2010 decreased mainly due to lower gains on asset sales and an unfavorable change in foreign currency effects. The decrease for the nine-month period was primarily the result of lower gains on asset sales, partially offset by lower foreign currency losses.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Purchased crude oil and products	$28,610	$26,969	$86,358	$71,047

Purchases increased $2 billion and $15 billion in the quarterly and nine-month periods mainly due to higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Operating, selling, general and administrative expenses	$5,846	$5,580	$17,204	$16,155

Operating, selling, general and administrative expenses increased $266 million between quarters and $1.05 billion between the nine-month periods. The increase in the quarterly period in 2010 was mainly due to higher fuel expenses of $220 million. Higher expenses for the 2010 nine-month period include $800 million associated with employee compensation and benefits, tanker charter rates, and fuel. In addition, charges of $244 million related to employee reductions recorded in the first quarter are included in the 2010 nine-month period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Exploration expenses	$ 420	$ 242	$ 812	$1,061

Exploration expenses for the quarterly period 2010 increased due to higher amounts for well write-offs. The decline in exploration expenses between nine-month periods was due to lower amounts for well write-offs and geological and geophysical costs.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Depreciation, depletion and amortization	$3,401	$2,988	$9,624	$8,954

The increase in expenses for the third quarter and nine-month periods was mainly associated with higher depreciation rates and higher production for certain oil and gas producing fields. Partially offsetting these effects were lower upstream impairments in both comparative periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Taxes other than on income	$4,559	$4,644	$13,568	$13,008

Taxes other than on income for the quarterly period 2010 decreased mainly due to lower import duties in the company’s U.K. downstream operations. The increase for the nine-month period was primarily due to higher import duties in the company’s U.K. downstream operations and higher excise taxes in Canada.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of dollars)

Income tax expense	$3,081	$2,342	$9,473	$5,246

Effective income tax rates for the 2010 and 2009 third quarters were 45 percent and 38 percent, respectively. For the year-to-date periods, the effective tax rates were 41 percent for both periods. The increase in the effective tax rate in the quarterly comparison was primarily due to the effect of one-time tax benefits in 2009 that were significantly higher than those generated in the comparable 2010 period. Additionally, foreign currency translation losses were greater in the 2010 quarter, resulting in a larger reduction in Income Before Income Tax Expense, with no corresponding impact on Income Tax Expense. Partially offsetting these items was the increased utilization of tax credits resulting from higher profits in certain foreign tax jurisdictions in the 2010 period. For the comparative nine-month periods, greater one-time tax benefits were generated in 2009 than in 2010. This effect was essentially offset by increased tax credit utilization in foreign tax jurisdictions in 2010 and by foreign currency translation impacts.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	482	509	492	472
Net natural gas production (MMCFPD)(3)	1,255	1,420	1,317	1,398
Net oil-equivalent production (MBOEPD)	692	745	711	705
Sales of natural gas (MMCFPD)	6,091	5,832	5,956	5,974
Sales of natural gas liquids (MBPD)(4)	22	18	23	16
Revenue from net production
Liquids ($/Bbl)	$68.85	$60.20	$70.03	$49.53
Natural gas ($/MCF)	$ 4.06	$ 3.28	$ 4.47	$ 3.56
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)(5)	1,422	1,377	1,423	1,378
Net natural gas production (MMCFPD)(3)	3,748	3,475	3,723	3,570
Net oil-equivalent production (MBOEPD)	2,046	1,957	2,044	1,973
Sales of natural gas (MMCFPD)	4,597	4,035	4,486	4,084
Sales of natural gas liquids (MBPD)(4)	28	21	28	21
Revenue from liftings
Liquids ($/Bbl)	$69.67	$61.90	$70.39	$51.50
Natural gas ($/MCF)	$ 4.73	$ 3.92	$ 4.58	$ 3.95
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)	2,738	2,702	2,755	2,678
U.S. Downstream
Gasoline sales (MBPD)(6)	696	737	716	725
Other refined product sales (MBPD)	647	679	651	695

Total refined product sales	1,343	1,416	1,367	1,420
Sales of natural gas liquids (MBPD)(4)	135	143	139	142
Refinery input (MBPD)	880	879	895	913
International Downstream
Gasoline sales (MBPD)(6)	410	435	412	458
Other refined product sales (MBPD)	781	868	790	905
Share of affiliate sales (MBPD)	568	519	551	504

Total refined product sales	1,759	1,822	1,753	1,867
Sales of natural gas liquids (MBPD)(4)	76	83	75	89
Refinery input (MBPD)	1,027	985	991	980

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	59	56	63	57
International	500	455	474	467
(4) 2009 conformed to 2010 presentation
(5) Includes: Canada — synthetic oil	27	27	22	26
Venezuela affiliate — synthetic oil	28	24	29	26
(6) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $14.5 billion at September 30, 2010, up $5.7 billion from year-end 2009. Cash provided by operating activities in the first nine months of 2010 was $23.1 billion, compared with $12.4 billion in the year-ago period. Operating cash flows generated funds in excess of the requirements for the company’s $14.6 billion capital and exploratory program and $4.2 billion of dividend payments to common shareholders during the first nine months of 2010.

Dividends The company paid dividends of $4.2 billion to common stockholders during the first nine months of 2010. In October 2010, the company declared a quarterly dividend of 72 cents per common share payable in December 2010.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $10.6 billion and $10.5 billion at September 30, 2010 and December 31, 2009, respectively.

The $100 million increase in total debt and capital lease obligations during the first nine months of 2010 included a $350 million issuance of a tax-exempt Gulf Opportunity Zone bond, partially offset by a decrease in short-term obligations. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $4.7 billion and $4.6 billion at September 30, 2010 and December 31, 2009, respectively. Of this amount, $4.5 billion was reclassified to long-term at the end of September 30, 2010. At December 31, 2009, $4.2 billion was reclassified to long-term. At September 30, 2010, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At September 30, 2010, the company had $6.0 billion in committed credit facilities with various major banks expiring in May 2013, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2010. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Stock Repurchase Program In July 2010, the company terminated the $15 billion share repurchase program initiated in September 2007. No share repurchases occurred in 2010 prior to the termination of this program. From the inception of the program, the company acquired 119 million shares at a cost of $10.1 billion. In its place, the Board of Directors approved a new, ongoing share repurchase program with no set term or monetary limits. Under the new program, the company will acquire its common shares at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. No shares were purchased under the new program through September 30, 2010. In October 2010, the company announced that it would begin purchases of its common stock in the fourth quarter 2010 under the ongoing share repurchase program. The company expects a repurchase rate between $500 million and $1 billion per quarter.

Noncontrolling Interests The company reported noncontrolling interests of $722 million and $647 million at September 30, 2010 and December 31, 2009, respectively. Distributions to noncontrolling interests totaled $56 million during the first nine months of 2010.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.7 at September 30, 2010, and 1.4 at December 31, 2009. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a Last-In, First-Out basis. At September 30, 2010, the book value of inventory was lower than replacement costs.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 9.4 percent at September 30, 2010, and 10.3 percent at year-end 2009.

Pension Obligations At the end of 2009, the company estimated it would contribute $900 million to employee pension plans during 2010 (composed of $600 million for the U.S. plans and $300 million for the international plans). Through September 30, 2010, a total of $895 million was contributed (including $790 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.5 billion ($1.2 billion for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $15.5 billion in the first nine months of 2010, compared with $16.0 billion in the corresponding 2009 period. The amounts included the company’s share of affiliates’ expenditures of about $900 million for both 2010 and 2009 periods. Outlays in the 2009 period included $2 billion for the extension of an upstream concession. Expenditures for upstream projects in the first nine months of 2010 were about $13.8 billion, representing 89 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

United States
Upstream	$736	$669	$2,268	$2,496
Downstream	313	496	916	1,478
All Other	80	100	182	256

Total United States	1,129	1,265	3,366	4,230

International
Upstream	4,716	3,031	11,488	10,976
Downstream	264	300	676	804
All Other	3	—	7	1

Total International	4,983	3,331	12,171	11,781

Worldwide	$6,112	$4,596	$15,537	$16,011

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 19 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador and by the pertinent provincial and municipal governments. With regard to the facts, the company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

In 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $18.9 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.4 billion could be assessed against Chevron for unjust enrichment. In 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case was recused. In 2010, Chevron moved to strike the mining engineer’s report and to dismiss the case based on evidence obtained through discovery in the United States indicating that the report was prepared by consultants for the plaintiffs before being presented as the mining engineer’s independent and impartial work and showing further evidence of misconduct. In August 2010, the judge issued an order stating that he was not bound by the mining engineer’s report and requiring the parties to provide their positions on damages within 45 days. Chevron subsequently petitioned for recusal of the judge, claiming that he had disregarded evidence of fraud and misconduct and that he had failed to rule on a number of motions within the statutory time requirement.

In September 2010, Chevron submitted its position on damages, asserting that no amount should be assessed against it. The plaintiffs’ submission, which relied in part on the mining engineer’s report, took the position that damages are between approximately $16 billion and $76 billion and that unjust enrichment should be assessed in an amount between approximately $5 billion and $38 billion. The next day, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment. Chevron petitioned to have that order declared a nullity in light of Chevron’s prior recusal petition, and because procedural and evidentiary matters remain unresolved. In October 2010, Chevron’s motion to recuse the judge was granted. A new judge has taken charge of the case, and that judge has revoked the prior judge’s order closing the evidentiary phase of the case.

Chevron cannot predict the timing or content of future developments in the Lago Agrio litigation, and a judgment could be entered at any time. Chevron will continue a vigorous defense of any attempted imposition of liability. In the event of an adverse trial court judgment, Chevron would expect to pursue its appeals in Ecuador. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions following any adverse judgment to be brought in other jurisdictions. Chevron would expect to contest any such actions. The ultimate outcome, including any financial effect on Chevron, remains uncertain.

Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the 2008 engineer’s report and the September 2010 plaintiffs’ submission, management does not believe those documents have any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through September 2010, the company paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2010. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 1994, Angola — 2001 and Saudi Arabia — 2003.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. The parties to the case have stipulated that entry of final judgment by the trial court be postponed pending on-going settlement discussions. The company continues to evaluate its options going forward, which may include settlement, requesting the city to revise the EIR to address the issues identified by the Court of Appeal or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

Receivables (ASC 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20) In July 2010, the FASB issued ASU 2010-20, which becomes effective with the company’s reporting at December 31, 2010. This standard amends and expands disclosure requirements about the credit quality of financing receivables and the related allowance for credit losses. As a result of these amendments, companies are required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about financing receivables and related allowance for credit losses. The company does not anticipate changes to its existing disclosures when the standard becomes effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended September 30, 2010, does not differ materially from that discussed under Item 7A of Chevron’s 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2010, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Based on the history described above, Chevron believes that this lawsuit lacks legal or factual merit. As to matters of law, the company believes first, that the court lacks jurisdiction over Chevron; second, that the law under which plaintiffs bring the action, enacted in 1999, cannot be applied retroactively; third, that the claims are barred by the statute of limitations in Ecuador; and, fourth, that the lawsuit is also barred by the releases from liability previously given to Texpet by the Republic of Ecuador and Petroecuador and by the pertinent provincial and municipal governments. With regard to the facts, the company believes that the evidence confirms that Texpet’s remediation was properly conducted and that the remaining environmental damage reflects Petroecuador’s failure to timely fulfill its legal obligations and Petroecuador’s further conduct since assuming full control over the operations.

In 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $18.9 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.4 billion could be assessed against Chevron for unjust enrichment. In 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case was recused. In 2010, Chevron moved to strike the mining engineer’s report and to dismiss the case based on evidence obtained through discovery in the United States indicating that the report was prepared by consultants for the plaintiffs before being presented as the mining engineer’s independent and impartial work and showing further evidence of misconduct. In August 2010, the judge issued an order stating that he was not bound by the mining engineer’s report and requiring the parties to provide their positions on damages within 45 days. Chevron subsequently petitioned for recusal of the judge, claiming that he had disregarded evidence of fraud and misconduct and that he had failed to rule on a number of motions within the statutory time requirement.

In September 2010, Chevron submitted its position on damages, asserting that no amount should be assessed against it. The plaintiffs’ submission, which relied in part on the mining engineer’s report, took the position that damages are between approximately $16 billion and $76 billion and that unjust enrichment should be assessed in an amount between approximately $5 billion and $38 billion. The next day, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment. Chevron petitioned to have that order declared a nullity in light of Chevron’s prior recusal petition, and because procedural and evidentiary matters remain unresolved. In October 2010, Chevron’s motion to recuse the judge was granted. A new judge has taken charge of the case, and that judge has revoked the prior judge’s order closing the evidentiary phase of the case.

Chevron cannot predict the timing or content of future developments in the Lago Agrio litigation, and a judgment could be entered at any time. Chevron will continue a vigorous defense of any attempted imposition of liability. In the event of an adverse trial court judgment, Chevron would expect to pursue its appeals in Ecuador. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions following any adverse judgment to be brought in other jurisdictions. Chevron would expect to contest any such actions. The ultimate outcome, including any financial effect on Chevron, remains uncertain.

Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the 2008 engineer’s report and the September 2010 plaintiffs’ submission, management does not believe those documents have any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

Government Proceedings On July 14, 2009, the California Air Resources Board (CARB) issued a notice of violation against Chevron Products Company for alleged violations of CARB’s regulations governing the certification of gasoline that occurred during storage at a third-party facility and which had been self-reported by the company on discovery. The company has determined that resolution of this matter may result in the payment of a civil penalty exceeding $100,000.

As previously reported in the company’s quarterly report for the period ended March 31, 2010, Chevron agreed to pay the New Mexico Environmental Department a $182,000 civil penalty and undertake certain corrective measures with respect to alleged violations of the agency’s air pollution regulations identified in a June 12, 2009 notice of violation. The alleged violations related to the company’s air permit at the Buckeye CO2 plant located southeast of Lovington, New Mexico. The penalty has been paid, and the matter is closed.

Item 1A.	Risk Factors

Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended September 30, 2010, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program(2)

July 1-31, 2010	3,310	67.47	—
August 1-31, 2010	8,632	78.66	—
September 1-30, 2010	5,832	79.61	—

Total	17,774	76.89	—

(1)	Pertains to common shares repurchased during the three-month period ended September 30, 2010, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management under long-term incentive plans and former Texaco Inc. and Unocal stock option plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended September 30, 2010.

(2)	In July 2010, the company terminated the $15 billion share repurchase program initiated in September 2007. No share repurchases occurred in 2010 prior to the termination of this program. From the inception of the program, the company acquired 118,996,749 shares at a cost of $10.1 billion. In its place, the Board of Directors approved a new, ongoing share repurchase program with no set term or monetary limits. Under the new program, the company will acquire its common shares at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. No shares were purchased under the new program through September 30, 2010.

Item 5.	Other Information

Reporting Requirements Regarding Coal or Other Mine Safety Chevron is an operator of the following coal and molybdenum mines for which reporting requirements apply under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act as a result of communications received from the Mine Safety and Health Administration (MSHA) during the three months ended September 30, 2010. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

The items in the table below refer to the applicable sections of the Federal Mine Safety and Health Administration Act of 1977 under which the communication was received.

Number of
	Violations		Number of		Number of	Total
	For Which		Citations	Number of	Imminent	Dollar
	Significant and	Number of	and Orders for	Flagrant	Danger	Value of
	Substantial	Orders	Unwarrantable	Violations	Orders	Proposed
	Citations Were	Received	Failure	Received	Received	MSHA
	Received Under	Under	Under	Under	Under	Assessments
Mine	Sec. 104	Sec. 104(b)	Sec. 104(d)	Sec. 110(b)(2)	Sec. 107(a)	(thousands)

Kemmerer Mine	10	—	—	—	—	$49
McKinley Mine	—	—	—	—	—	—
North River Mine	16	—	2	—	—	$21
Questa Mine	10	—	—	—	—	$5

For the three-month period ended September 30, 2010, there were no coal or other mines, of which Chevron is an operator, that received written notice from MSHA of (1) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Federal Mine Safety and Health Act of 1977 or (2) the potential to have such a pattern. In addition, there were no fatalities at Chevron’s mines during the three months ended September 30, 2010.

As of September 30, 2010, the company had 49 pending legal actions before the Federal Mine Safety and Health Review Commission, representing contests of citations, orders and proposed penalties.

Item 6.	Exhibits

Exhibit
Number	Description

(3.1)	By-laws of Chevron Corporation, as amended September 29, 2010, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K dated September 29, 2010, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document

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

Chevron Corporation
(Registrant)

/s/  Matthew J. Foehr
Matthew J. Foehr, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: November 5, 2010

EXHIBIT INDEX

Exhibit
Number	Description

(3.1)	By-laws of Chevron Corporation, as amended September 29, 2010, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K dated September 29, 2010, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document

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