Form 10-Q
period 2011-03-31
CHEVRON CORP
filed 2011-05-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-00368

Chevron Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-0890210 (I.R.S. Employer Identification No.)
6001 Bollinger Canyon Road, San Ramon, California (Address of principal executive offices)	94583-2324 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2011

Common stock, $.75 par value	2,010,270,141

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2011, and 2010	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2011, and 2010	4
	Consolidated Balance Sheet at March 31, 2011, and December 31, 2010	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011, and 2010	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38-40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41
Signature		42
Exhibits: Computation of Ratio of Earnings to Fixed Charges		44
Rule 13a-14(a)/15d-14(a) Certifications		45-46
Section 1350 Certifications		47-48
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 32 through 34 of the company’s 2010 Annual Report on Form 10-K. In addition, such statements could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of dollars, except
	per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$58,412	$46,741
Income from equity affiliates	1,687	1,235
Other income	242	203

Total Revenues and Other Income	60,341	48,179

Costs and Other Deductions
Purchased crude oil and products	35,201	27,144
Operating expenses	5,063	4,589
Selling, general and administrative expenses	1,100	1,042
Exploration expenses	168	180
Depreciation, depletion and amortization	3,126	3,082
Taxes other than on income*	4,561	4,472
Interest and debt expense	—	20

Total Costs and Other Deductions	49,219	40,529

Income Before Income Tax Expense	11,122	7,650
Income Tax Expense	4,883	3,070

Net Income	6,239	4,580
Less: Net income attributable to noncontrolling interests	28	28

Net Income Attributable to Chevron Corporation	$ 6,211	$ 4,552

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$ 3.11	$ 2.28
— Diluted	$ 3.09	$ 2.27
Dividends	$ 0.72	$ 0.68
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,994,735	1,994,983
— Diluted	2,008,584	2,004,217

* Includes excise, value-added and similar taxes:	$ 2,134	$ 2,072

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Net Income	$6,239	$4,580

Currency translation adjustment	33	3
Unrealized holding loss on securities:
Net loss arising during period	(1)	(1)
Derivatives:
Net derivatives gain (loss) on hedge transactions	(11)	1
Reclassification to net income of net realized gain	(1)	—
Income taxes on derivatives transactions	4	—

Total	(8)	1
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	210	165
Actuarial gain arising during period	51	—
Prior service cost:
Amortization to net income of net prior service costs (credits)	13	(15)
Defined benefit plans sponsored by equity affiliates	12	7
Income taxes on defined benefit plans	(97)	(58)

Total	189	99

Other Comprehensive Gain, Net of Tax	213	102

Comprehensive Income	6,452	4,682
Comprehensive income attributable to noncontrolling interests	(28)	(28)

Comprehensive Income Attributable to Chevron Corporation	$6,424	$4,654

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31	At December 31
	2011	2010
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$ 13,149	$ 14,060
Time deposits	3,580	2,855
Marketable securities	145	155
Accounts and notes receivable, net	22,078	20,759
Inventories:
Crude oil and petroleum products	4,213	3,589
Chemicals	406	395
Materials, supplies and other	1,613	1,509

Total inventories	6,232	5,493
Prepaid expenses and other current assets	5,667	5,519

Total Current Assets	50,851	48,841
Long-term receivables, net	2,071	2,077
Investments and advances	22,003	21,520
Properties, plant and equipment, at cost	215,560	207,367
Less: Accumulated depreciation, depletion and amortization	104,485	102,863

Properties, plant and equipment, net	111,075	104,504
Deferred charges and other assets	3,203	3,210
Goodwill	4,655	4,617
Assets held for sale	878	—

Total Assets	$194,736	$184,769

LIABILITIES AND EQUITY
Short-term debt	$ 1,817	$ 187
Accounts payable	21,011	19,259
Accrued liabilities	4,916	5,324
Federal and other taxes on income	4,106	2,776
Other taxes payable	1,463	1,466

Total Current Liabilities	33,313	29,012
Long-term debt	9,484	11,003
Capital lease obligations	274	286
Deferred credits and other noncurrent obligations	19,242	19,264
Noncurrent deferred income taxes	14,978	12,697
Reserves for employee benefit plans	6,595	6,696

Total Liabilities	83,886	78,958

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at March 31, 2011, and December 31, 2010)	1,832	1,832
Capital in excess of par value	14,931	14,796
Retained earnings	124,417	119,641
Accumulated other comprehensive loss	(4,253)	(4,466)
Deferred compensation and benefit plan trust	(299)	(311)
Treasury stock, at cost (432,406,439 and 435,195,799 shares at March 31, 2011, and December 31, 2010, respectively)	(26,528)	(26,411)

Total Chevron Corporation Stockholders’ Equity	110,100	105,081
Noncontrolling interests	750	730

Total Equity	110,850	105,811

Total Liabilities and Equity	$194,736	$184,769

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Operating Activities
Net Income	$6,239	$4,580
Adjustments
Depreciation, depletion and amortization	3,126	3,082
Dry hole expense	2	66
Distributions more than income from equity affiliates	201	1
Net before-tax gains on asset retirements and sales	(141)	(165)
Net foreign currency effects	57	45
Deferred income tax provision	73	(104)
Net decrease in operating working capital	110	63
Decrease (increase) in long-term receivables	7	(129)
Decrease in other deferred charges	34	14
Cash contributions to employee pension plans	(171)	(306)
Other	277	370

Net Cash Provided by Operating Activities	9,814	7,517

Investing Activities
Acquisition of Atlas Energy	(3,014)	—
Advance to Atlas Energy	(403)	—
Capital expenditures	(4,645)	(3,967)
Proceeds and deposits related to asset sales	284	239
Net purchases of time deposits	(725)	(3,695)
Net sales of marketable securities	22	20
Net sales of other short-term investments	134	68

Net Cash Used for Investing Activities	(8,347)	(7,335)

Financing Activities
Net borrowings (payments) of short-term obligations	151	(72)
Repayments of long-term debt and other financing obligations	(1,069)	(25)
Cash dividends — common stock	(1,436)	(1,357)
Distributions to noncontrolling interests	(13)	(17)
Net (purchases) sales of treasury shares	(58)	40

Net Cash Used for Financing Activities	(2,425)	(1,431)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	47	(91)

Net Change in Cash and Cash Equivalents	(911)	(1,340)
Cash and Cash Equivalents at January 1	14,060	8,716

Cash and Cash Equivalents at March 31	$13,149	$7,376

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2011, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2010 Annual Report on Form 10-K.

On May 4, 2011, Chevron announced that it has agreed to acquire oil and gas assets, primarily 228,000 net leasehold acres, in southwest Pennsylvania’s Marcellus Shale. The acquisition is expected to close in the second quarter 2011. The acquisition will complement the company’s existing Marcellus Shale operations.

Note 2.	Noncontrolling Interests

Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.

Activity for the equity attributable to noncontrolling interests for the first three months of 2011 and 2010 is as follows:

	2011			2010
	Chevron Corporation	Noncontrolling	Total	Chevron Corporation	Noncontrolling	Total
	Stockholders’ Equity	Interest	Equity	Stockholders’ Equity	Interest	Equity
	(Millions of dollars)

Balance at January 1	$105,081	$730	$105,811	$91,914	$647	$92,561
Net income	6,211	28	6,239	4,552	28	4,580
Dividends	(1,436)	—	(1,436)	(1,357)	—	(1,357)
Distributions to noncontrolling interests	—	(13)	(13)	—	(17)	(17)
Treasury shares, net	(117)	—	(117)	53	—	53
Other changes, net*	361	5	366	187	45	232

Balance at March 31	$110,100	$750	$110,850	$95,349	$703	$96,052

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Information Relating to the Consolidated Statement of Cash Flows

The “Net decrease in operating working capital” was composed of the following operating changes:

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Increase in accounts and notes receivable	$(1,217)	$(233)
Increase in inventories	(766)	(549)
Increase in prepaid expenses and other current assets	(298)	(603)
Increase in accounts payable and accrued liabilities	1,119	210
Increase in income and other taxes payable	1,272	1,238

Net decrease in operating working capital	$110	$63

The “Net decrease in operating working capital” includes reductions of $83 million and $8 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2011, and 2010, respectively. These amounts are offset by an equal amount in “Net (purchases) sales of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$49	$70
Income taxes	3,017	1,885

The “Acquisition of Atlas Energy” represents the purchase price of $3.0 billion. An “Advance to Atlas Energy” of $403 million was made to facilitate the purchase of a 49 percent interest in Laurel Mountain Midstream LLC on the day of closing. The “Net decrease in operating working capital” includes $184 million for payments made in connection with Atlas equity awards subsequent to the acquisition.

The “Net purchases of time deposits” consisted of the following gross amounts:

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Time deposits purchased	$(2,480)	$(3,695)
Time deposits matured	1,755	—

Net purchases of time deposits	$(725)	$(3,695)

The “Net sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Marketable securities purchased	$—	$—
Marketable securities sold	22	20

Net sales of marketable securities	$22	$20

The “Repayments of long-term debt and other financing obligations” includes $761 million for repayment of Atlas debt and $271 million for payoff of the Atlas revolving credit facility. Refer to Note 15, beginning on page 21, for additional discussion of the Atlas acquisition.

The “Net (purchases) sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $756 million and $10 million in the first three months of 2011 and 2010, respectively. During first quarter 2011, the company purchased 7.6 million common shares for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$750 million under its ongoing share repurchase program. No purchases were made under the company’s stock repurchase program in first quarter 2010.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Additions to properties, plant and equipment	$4,471	$3,770
Additions to investments	217	150
Current year dry hole expenditures	2	62
Payments for other liabilities and assets, net	(45)	(15)

Capital expenditures	4,645	3,967
Expensed exploration expenditures	166	114
Assets acquired through capital lease obligations	1	3

Capital and exploratory expenditures, excluding equity affiliates	4,812	4,084
Company’s share of expenditures by equity affiliates	234	298

Capital and exploratory expenditures, including equity affiliates	$5,046	$4,382

Note 4.	Operating Segments and Geographic Data

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2011 and 2010 are presented in the following table:

	Three Months Ended
	March 31
Segment Earnings	2011	2010
	(Millions of dollars)

Upstream
United States	$1,449	$1,156
International	4,528	3,568

Total Upstream	5,977	4,724

Downstream
United States	442	82
International	180	114

Total Downstream	622	196

Total Segment Earnings	6,599	4,920

All Other
Interest Expense	—	(16)
Interest Income	18	10
Other	(406)	(362)

Net Income Attributable to Chevron Corporation	$6,211	$4,552

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2011, and December 31, 2010, are as follows:

	At March 31	At December 31
Segment Assets	2011	2010
	(Millions of dollars)

Upstream
United States	$ 32,648	$ 26,319
International	91,016	89,306
Goodwill	4,655	4,617

Total Upstream	128,319	120,242

Downstream
United States	21,974	21,406
International	22,492	20,559

Total Downstream	44,466	41,965

Total Segment Assets	172,785	162,207

All Other
United States	10,803	11,125
International	11,148	11,437

Total All Other	21,951	22,562

Total Assets — United States	65,425	58,850
Total Assets — International	124,656	121,302
Goodwill	4,655	4,617

Total Assets	$194,736	$184,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2011 and 2010 are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

Sales and Other Operating Revenues

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Upstream
United States	$6,666	$6,593
International	12,869	9,548

Subtotal	19,535	16,141
Intersegment Elimination — United States	(4,265)	(3,473)
Intersegment Elimination — International	(8,453)	(5,705)

Total Upstream	6,817	6,963

Downstream
United States	21,434	17,718
International	30,057	21,967

Subtotal	51,491	39,685
Intersegment Elimination — United States	(20)	(28)
Intersegment Elimination — International	(20)	(22)

Total Downstream	51,451	39,635

All Other
United States	365	294
International	10	15

Subtotal	375	309
Intersegment Elimination — United States	(222)	(159)
Intersegment Elimination — International	(9)	(7)

Total All Other	144	143

Sales and Other Operating Revenues
United States	28,465	24,605
International	42,936	31,530

Subtotal	71,401	56,135
Intersegment Elimination — United States	(4,507)	(3,660)
Intersegment Elimination — International	(8,482)	(5,734)

Total Sales and Other Operating Revenues	$58,412	$46,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Summarized Financial Data — Chevron U.S.A. Inc.

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

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Sales and other operating revenues	$44,860	$34,257
Total costs and other deductions	42,936	33,243
Net income (loss) attributable to CUSA	1,429	699

	At March 31	At December 31
	2011	2010
	(Millions of dollars)

Current assets	$29,379	$29,211
Other assets	41,903	35,294
Current liabilities	17,099	18,098
Other liabilities	22,928	16,785

Total CUSA net equity	$31,255	$29,622

Memo: Total debt	$12,665	$ 8,284

Note 6.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Sales and other operating revenues	$226	$244
Total costs and other deductions	262	263
Net loss attributable to CTC	(35)	(21)

	At March 31	At December 31
	2011	2010
	(Millions of dollars)

Current assets	$149	$209
Other assets	230	201
Current liabilities	109	101
Other liabilities	70	75

Total CTC net equity	$200	$234

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Income Taxes

Taxes on income for the first quarter 2011 were $4.9 billion, compared with $3.1 billion for the corresponding period in 2010. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) were 44 percent and 40 percent, respectively.

The increase in the overall effective tax rate between the quarterly periods primarily reflected a higher effective tax rate in international upstream operations. The higher international upstream effective tax rate was driven primarily by increased withholding taxes and a reduced effect of non-U.S. tax credits in the current year period, combined with an absence of one-time foreign tax benefits in the prior year period.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2011. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 2000, Angola — 2001 and Saudi Arabia — 2003.

The company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions. Both the outcome of these tax matters and the timing of resolution and/or closure of the tax audits are highly uncertain. However, it is reasonably possible that developments on tax matters in certain tax jurisdictions may result in significant increases or decreases in the company’s total unrecognized tax benefits within the next 12 months. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, the company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

Note 8.	Employee Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost for 2011 and 2010 are as follows:

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Pension Benefits
United States
Service cost	$94	$84
Interest cost	116	122
Expected return on plan assets	(153)	(135)
Amortization of prior service credits	(2)	(2)
Amortization of actuarial losses	77	80
Settlement losses	91	55

Total United States	223	204

International
Service cost	45	36
Interest cost	82	73
Expected return on plan assets	(71)	(58)
Amortization of prior service costs	6	5
Amortization of actuarial losses	26	24
Curtailment losses	27	—

Total International	115	80

Net Periodic Pension Benefit Cost	$338	$284

Other Benefits*
Service cost	$14	$10
Interest cost	45	43
Amortization of prior service credits	(18)	(18)
Amortization of actuarial losses	16	6

Net Periodic Other Benefit Cost	$57	$41

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2010, the company estimated it would contribute $950 million to employee pension plans during 2011 (composed of $650 million for the U.S. plans and $300 million for the international plans). Through March 31, 2011, a total of $171 million was contributed (including $117 million to the U.S. plans). Total estimated contributions for the full year continue to be $950 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first three months of 2011, the company contributed $49 million to its OPEB plans. The company anticipates contributing about $176 million during the remainder of 2011.

Note 9.	Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 20 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Court. The Court has set a trial date of November 14, 2011 for Chevron’s claim for declaratory relief.

On February 14, 2011, the Provincial Court in Lago Agrio rendered an adverse judgment in the case. The Provincial Court rejected Chevron’s defenses to the extent the Court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $0.9 billion as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within fifteen days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment, seeking to have the judgment nullified. Chevron continues to believe the Court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador. Chevron will continue a vigorous defense of any imposition of liability. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions as a result of this judgment to be brought in other jurisdictions. Chevron expects to contest any such actions.

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

Off-Balance-Sheet Obligations The company and its subsidiaries have certain other contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and services, such as pipeline and storage capacity, drilling rigs, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business.

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of March 2011, the company had paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy (DOE). In April 2011, Chevron and the DOE finalized an agreement to resolve all equity redetermination issues. The company does not expect any material impact to its financial position, results of operations or liquidity as a result of the settlement with the DOE.

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a judgment and peremptory writ ordering the city to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. The company continues to evaluate its options going forward, which may include requesting the city to revise the EIR to address the issues identified by the Court of Appeal or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for recurring assets and liabilities measured at fair value at March 31, 2011 and December 31, 2010, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2011				At December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Marketable Securities	$145	$145	$ —	$—	$155	$155	$ —	$—
Derivatives	117	6	111	—	122	11	111	—

Total Assets at Fair Value	$262	$151	$111	$—	$277	$166	$111	$—

Derivatives	$286	$256	$ 30	$—	$171	$ 75	$ 96	$—

Total Liabilities at Fair Value	$286	$256	$ 30	$—	$171	$ 75	$ 96	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2011.

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

Derivatives classified as Level 2 include swaps, options, and forward contracts principally with financial institutions and other oil and gas companies, the fair values of which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair value determinations and proper level of classification.

The fair-value hierarchy for nonrecurring assets and liabilities measured at fair value at March 31, 2011 is as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
(Millions of dollars)

	Three Months Ended March 31, 2011
	Total	Level 1	Level 2	Level 3	Before-Tax Loss

Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	3	—	3	—	10
Investments and advances	—	—	—	—	2

Total Assets at Fair Value	$ 3	$—	$ 3	$—	$12

Impairments of “Properties, plant and equipment” Before-tax losses associated with the impairment of property, plant and equipment “held for sale” in the first quarter 2011 were $10 million. The company did not have any long-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lived assets measured at fair value on a nonrecurring basis to report in the first quarter 2010. The losses in the current period were the result of bids received from prospective buyers of assets held for sale.

Impairments of “Investments and advances” During first quarter 2011 investments with carrying amounts of $2 million were written down to fair values of $0, resulting in before-tax losses of $2 million. The company did not have any investments and advances measured at fair value on a nonrecurring basis to report in the first quarter 2010. The fair values were determined using discount rates consistent with those used by the company to evaluate cash flows of other investments of a similar nature.

Assets and Liabilities Not Required to be Measured at Fair Value The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $13.1 billion and $14.1 billion at March 31, 2011 and December 31, 2010, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $3.6 billion and $2.9 billion at March 31, 2011 and December 31, 2010, respectively. The fair values of cash, cash equivalents and bank time deposits reflect the cash that would have been received if the instruments were settled at March 31, 2011.

“Cash and cash equivalents” do not include investments with a carrying/fair value of $721 million and $855 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, these investments include restricted funds related to various U.S. refinery projects, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5.6 billion at March 31, 2011 and December 31, 2010 had estimated fair values of $6.1 billion and $6.3 billion, respectively.

The carrying values of short-term financial assets and liabilities on the balance sheet approximate their fair values. Fair values of other financial instruments at March 31, 2011 and 2010 were not material.

Note 12.	Derivative Instruments and Hedging Activities

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

Derivative instruments measured at fair value at March 31, 2011 and December 31, 2010, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of		At March 31	At December 31
Contract	Balance Sheet Classification	2011	2010

Commodity	Accounts and notes receivable, net	$ 56	$ 58
Commodity	Long-term receivables, net	61	64

Total Assets at Fair Value		$117	$122

Commodity	Accounts payable	$251	$131
Commodity	Deferred credits and other noncurrent obligations	35	40

Total Liabilities at Fair Value		$286	$171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments

(Millions of dollars)

		Gain/(Loss)
		Three Months Ended
Type of		March 31
Contract	Statement of Income Classification	2011	2010

Commodity	Sales and other operating revenues	$(399)	$6
Commodity	Purchased crude oil and products	4	(31)
Commodity	Other income	(2)	—

		$(397)	$(25)

Note 13.	Restructuring and Reorganization Costs

In the first quarter 2010, the company announced employee reduction programs related to the restructuring and reorganization of its downstream businesses and corporate staffs. Total employee terminations under the programs are currently expected to be approximately 3,200 employees. About 1,500 of the affected employees are located in the United States. About 1,900 employees have been terminated through March 31, 2011, and the programs are expected to be completed by the end of 2011.

A before-tax charge of $244 million was recorded in first quarter 2010 associated with these programs, of which $138 million remained outstanding at December 31, 2010. During the first quarter 2011, the company made payments of $40 million associated with these liabilities. The majority of the payments were in Downstream. The balance at March 31, 2011 was classified as a current liability on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)

Balance at December 31, 2010	$ 138
Payments	(40)

Balance at March 31, 2011	$ 98

Note 14.	Assets Held For Sale

At March 31, 2011, the company classified $878 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with the company’s planned disposition of its Pembroke Refinery and other downstream assets in the United Kingdom and Ireland, and are expected to be sold within one year. The revenues and earnings contributions of these assets in the first quarter 2011 were not material.

Note 15.	Acquisition of Atlas Energy, Inc.

On February 17, 2011, the company acquired Atlas Energy, Inc. (Atlas), which holds one of the premier acreage positions in the Marcellus Shale, concentrated in southwestern Pennsylvania. The aggregate purchase price of Atlas was approximately $4.5 billion, which included approximately $3.0 billion cash for all the common shares of Atlas, a $403 million cash advance to facilitate Atlas’ purchase of a 49 percent interest in Laurel Mountain Midstream LLC and about $1.1 billion of assumed debt. Subsequent to the close of the transaction, the company paid off the assumed debt and made payments of $184 million in connection with Atlas equity awards.

The acquisition was accounted for as a business combination (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Provisional fair value measurements were made in the first quarter 2011 for acquired assets and assumed liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date as information necessary to complete the analysis is obtained. The company expects the measurement process will be finalized by the end of 2011.

Proforma financial information is not presented as it would not be materially different from the information presented in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provisional measurement of the assets acquired and liabilities assumed:

At February 17, 2011
(Millions of dollars)

Current assets	$ 150
Investments and long-term receivables	456
Properties	6,051
Goodwill	39
Other assets	5

Total assets acquired	6,701

Current liabilities	(560)
Long-term debt and capital leases	(761)
Deferred income taxes	(1,918)
Other liabilities	(25)

Total liabilities assumed	(3,264)

Net assets acquired	$ 3,437

Properties were measured primarily using an income approach. The fair values of the acquired oil and gas properties were based on significant inputs not observable in the market, and thus represent Level 3 measurements. Significant inputs included estimated resource volumes, assumed future production profiles, estimated future commodity prices, a discount rate of 8 percent, and assumptions on the timing and amount of future operating and development costs. All the properties are in the United States and are included in the Upstream segment.

The acquisition date fair value of the consideration transferred was $3.4 billion in cash. The $39 million of goodwill was assigned to the Upstream segment and represents the amount of the consideration transferred in excess of the values assigned to the individual assets acquired and liabilities assumed. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is deductible for tax purposes. Goodwill recorded in the acquisition is not subject to amortization, but will be tested periodically for impairment as required by the applicable accounting standard (ASC 350).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2011 Compared With First Quarter 2010

Key Financial Results

Earnings by Business Segment

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Upstream
United States	$1,449	$1,156
International	4,528	3,568

Total Upstream	5,977	4,724

Downstream
United States	442	82
International	180	114

Total Downstream	622	196

Total Segment Earnings	6,599	4,920
All Other	(388)	(368)

Net Income Attributable to Chevron Corporation(1)(2)	$6,211	$4,552

(1) Includes foreign currency effects	$(164)	$(198)
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the first quarter 2011 was $6.2 billion ($3.09 per share — diluted), compared with $4.6 billion ($2.27 per share — diluted) in the corresponding 2010 period.

Upstream earnings in the first quarter 2011 were $6.0 billion, compared with $4.7 billion in the 2010 quarter. The increase between the comparative periods was mainly due to higher crude oil realizations, partly offset by higher operating expenses, including fuel, and tax items.

Downstream earnings were $622 million in the first quarter 2011, compared with $196 million in the year-earlier period. The increase was primarily associated with improved refined products margins and higher earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC. Earnings also benefited from the absence of 2010 charges related to employee reductions. These benefits were partially offset by unfavorable mark-to-market effects on derivative instruments.

Refer to pages 27 through 29 for additional discussion of results by business segment and “All Other” activities for the first quarter 2011 versus the same period in 2010.

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

The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the “Results of Operations” section, beginning on page 27, for discussions of net gains on asset sales during 2011. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.

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

Comments related to earnings trends for the company’s major business areas are as follows:

Upstream Earnings for the upstream segment are closely aligned with industry price levels for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Moreover, any of these factors could also inhibit the company’s production capacity in an affected region. The company monitors developments closely in the countries in which it operates and holds investments and seeks to manage risks in operating its facilities and businesses. Besides the impact of fluctuations in prices for crude oil and natural gas, the longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts and changes in tax laws and regulations.

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

The following chart shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil, Brent crude oil and U.S. Henry Hub natural gas. The WTI price averaged $79 per barrel for the full-year 2010. During the first quarter 2011, WTI averaged $95 and ended April at $114. The Brent price averaged $80 per barrel for the full-year 2010. During the first quarter 2011, Brent averaged $105 and ended April at $126. The majority of the company’s international equity crude production is priced based on the Brent benchmark. In recent months, due to excess supply of WTI, Brent has traded at a premium to WTI.

A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand, which is a function of the number of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in the first quarter 2011 primarily due to rising diesel prices and lower availability of light, sweet crude oil due to supply disruptions in Libya. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 31 for the company’s average U.S. and international crude oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $4.23 per thousand cubic feet (MCF) in the first quarter 2011, compared with $5.29 during the first quarter 2010. At the end of April 2011, the Henry Hub spot price was $4.50 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America and the level of inventory in underground storage.

Certain international natural gas markets in which the company operates have different supply, demand and regulatory circumstances, which historically have resulted in lower average sales prices for the company’s production of natural gas in these locations. In some of these locations Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets where greater demand results in higher prices. International natural gas realizations averaged $5.03 per MCF during first quarter 2011, compared with $4.60 in the same quarter last year. (See page 31 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in first quarter 2011 averaged 2.76 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first quarter occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the first quarters 2011 and 2010. At the latest meeting in December 2010, members of OPEC supported maintaining production quotas in effect since December 2008.

The company estimates that oil-equivalent production in 2011 will average 2.79 million barrels per day. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under production-sharing and variable-royalty provisions of certain agreements, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. Beyond 2011, the outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

Gulf of Mexico Update In March 2011, the U.S. Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) approved Chevron’s permit to resume drilling operations on the Moccasin well in Keithley Canyon

Block 736, about 216 miles off the Louisiana coast. Chevron initiated drilling the well, located in about 6,750 feet of water, in March of last year, but that activity was stopped in June 2010 when the government-imposed ban on deepwater drilling went into effect. Moccasin is the company’s first deepwater permit approved for new exploration since the Macondo incident and the subsequent lifting of the deepwater drilling moratorium in October 2010. In March 2011, Chevron finished drilling operations on the first water injection well in the Tahiti Field and received the necessary permits, and initiated drilling, on the field’s second water injection well. The company has one deepwater drillship currently on stand-by, pending issuance of permits from the BOEMRE. Also in March 2011, the Marine Well Containment Company, of which Chevron is a co-founder, announced the availability of an interim deepwater well containment capability. Chevron included this capability in its Moccasin drilling permit application. The future effects of the Macondo incident, including any new or additional regulations that may be adopted and the timing of BOEMRE issuing additional drilling permits, are not fully known at this time. Chevron remains committed to deepwater exploration and development in the Gulf of Mexico and other deepwater basins around the world.

Refer to the “Results of Operations” section on pages 27 through 28 for additional discussion of the company’s upstream business.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, southern Africa and the United Kingdom. Chevron operates or has significant ownership interests in refineries in each of these areas, except Latin America. The company’s margins improved over 2010, supported by higher global product demand and tighter global refined product supplies.

In first quarter 2010, the company announced that its downstream businesses would be restructured to improve operating efficiency and achieve sustained improvement in financial performance. As part of this restructuring, employee-reduction programs were announced for the United States and international downstream operations. It is currently expected that approximately 2,800 employees in the downstream operations will be terminated under these programs before the end of 2011. About 1,100 of the affected employees are located in the United States. Through first quarter 2011, 1,700 employees were terminated worldwide. Refer to Note 13 of the Consolidated Financial Statements, on page 21, for further discussion.

In 2010, the company solicited bids for 13 U.S. terminals and certain operations in Europe (including the company’s Pembroke Refinery), the Caribbean, and select Central America and Africa markets. These sales are part of the company’s ongoing effort to concentrate downstream resources and capital on strategic global assets. These potential market exits, dispositions of assets, and other actions may result in gains or losses in future periods. Through first quarter 2011, the company completed the sale of eight U.S. terminals, certain marketing businesses in Africa and the sale of its fuels marketing and aviation businesses in nine eastern Caribbean countries. In February 2011, the company announced an agreement to sell its fuels, finished lubricants and aviation fuels businesses in Spain. In March 2011, the company also reached an agreement to sell the 220,000-barrels-per-day Pembroke Refinery and other downstream assets in the United Kingdom and Ireland. These agreements are subject to customary regulatory approvals and are expected to be completed during the second half of 2011.

Refer to the “Results of Operations” section on pages 28 through 29 for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies. In first quarter 2010, employee-reduction programs were announced for the corporate staffs. Through first quarter 2011, 200 employees were terminated, and it is expected that approximately 400 employees from the corporate staffs will be terminated under the programs by the end of 2011. Refer to Note 13 of the Consolidated Financial Statements, on page 21, for further discussion.

Operating Developments

In the upstream business, the company completed the acquisition of Atlas Energy, Inc. and finalized agreements to bring another major participant into the Wheatstone Project in Australia as both a natural gas supplier and equity participant. On May 4, 2011, Chevron announced that it has agreed to acquire oil and gas assets, primarily 228,000 net leasehold acres, in southwest Pennsylvania’s Marcellus Shale. The acquisition is expected to close in the second quarter 2011. The acquisition will complement the company’s existing Marcellus Shale operations.

In the downstream business, the company made further progress on streamlining the asset portfolio with an agreement to sell the company’s 220,000-barrels-per-day Pembroke Refinery and other assets in the United Kingdom and Ireland for $730 million, plus additional proceeds estimated at $1 billion for the company’s inventory and other working capital. The transaction is expected to close in the second half 2011. The company also announced an agreement to sell its fuels, finished lubricants and aviation fuels businesses in Spain and completed the sale of its fuels-marketing and aviation businesses in nine eastern Caribbean countries and its fuels-marketing businesses in Mauritius and Tanzania.

Additionally, the company announced the final investment decision on a $1.4 billion project to construct a lubricants base oil manufacturing facility at the Pascagoula, Mississippi refinery. The facility is designed to manufacture 25,000 barrels per day of premium base oil. Project completion is expected by year-end 2013.

The company purchased $750 million of its common stock in the first quarter 2011 under its share repurchase program.

Results of Operations

Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream— as well as for “All Other.” (Refer to Note 4, beginning on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

U.S. Upstream Earnings	$1,449	$1,156

U.S. upstream earnings of $1.45 billion in the first quarter 2011 were up $293 million from a year earlier. The benefit of higher crude oil realizations of about $500 million was partly offset by decreased net oil-equivalent production of approximately $120 million and lower natural gas realizations of about $65 million.

The company’s average realization per barrel of crude oil and natural gas liquids was approximately $89 in the 2011 quarter, compared with $71 a year ago. The average natural gas realization in the first quarter 2011 was $4.04 per thousand cubic feet, down from $5.29 in last year’s first quarter.

Net oil-equivalent production of 694,000 barrels per day in the first quarter 2011 was down 40,000 barrels per day, or about 5 percent, from a year earlier. The decrease in production was associated with normal field declines and weather- and maintenance-related downtime. Partially offsetting this decrease was new production at both Perdido in the Gulf of Mexico and from the acquisition of Atlas Energy, Inc. The net liquids component of oil-equivalent production was down 5 percent to 482,000 barrels per day in the 2011 first quarter, while net natural gas production declined 8 percent to 1.27 billion cubic feet per day.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

International Upstream Earnings*	$4,528	$3,568

* Includes foreign currency effects	$ (116)	$ (102)

International upstream earnings of $4.53 billion increased $960 million from the first quarter 2010. Higher crude oil realizations increased earnings by $1.4 billion and higher sales volumes for crude oil in the first quarter 2011 benefited earnings by $250 million. Higher operating expenses, largely fuel, and tax items decreased earnings by about $300 million and $180 million, respectively. Depreciation expenses increased by about $100 million between periods. Foreign currency effects decreased earnings by $116 million in the 2011 quarter, compared with a decrease of $102 million a year earlier.

The average realization per barrel of crude oil and natural gas liquids in the 2011 quarter was $95, compared with $70 a year earlier. The average natural gas realization in the 2011 first quarter was $5.03 per thousand cubic feet, up from $4.61 in last year’s first quarter.

International net oil-equivalent production of 2.07 million barrels per day in the first quarter 2011 increased 17,000 barrels per day from a year ago. The increase included 73,000 barrels per day associated with higher production in Brazil, Nigeria, Thailand and Canada. Partially offsetting this increase were a negative effect of higher prices on cost-recovery volumes and other contractual provisions as well as decreases due to weather- and maintenance-related downtime and normal field declines. The net liquids component of oil-equivalent production remained flat at 1.43 million barrels per day, while net natural gas production was up about 3 percent to 3.83 billion cubic feet per day.

Downstream

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

U.S. Downstream Earnings	$442	$82

U.S. downstream earned $442 million in the first quarter 2011, compared with earnings of $82 million a year earlier. Earnings benefited by about $250 million from improved margins on refined products and about $100 million from higher earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC. Also contributing to improved earnings was the absence of a $50 million charge for employee reductions recorded in the first quarter 2010.

Refinery crude-input of 879,000 barrels per day in the first quarter 2011 decreased 10,000 barrels per day from the year-ago period.

Refined product sales of 1.28 million barrels per day were down 69,000 barrels per day from the first quarter of 2010, mainly due to lower gasoline and jet fuel sales. Branded gasoline sales decreased 13 percent to 503,000 barrels per day, primarily due to previously completed exits from selected eastern U.S. retail markets.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

International Downstream Earnings*	$180	$114

* Includes foreign currency effects	$ (38)	$ (98)

International downstream operations earned $180 million in the first quarter 2011, compared with $114 million a year earlier. Earnings benefited from the absence of about $100 million in charges for employee reductions recorded in last year’s first quarter. Improved refined product margins of about $60 million also benefited earnings in the current period. These benefits were offset by unfavorable mark-to-market effects on derivative instruments of about

$200 million between periods. Foreign currency effects decreased earnings by $38 million in the 2011 quarter, compared with a reduction of $98 million a year earlier.

Refinery crude-input of 1.03 million barrels per day increased 40,000 barrels per day from the first quarter of 2010.

Total refined product sales of 1.78 million barrels per day in the 2011 first quarter were 3 percent higher than a year earlier, mainly due to increased sales of fuel oil and gasoline.

All Other

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Net Charges*	$(388)	$(368)

* Includes foreign currency effects	$ (10)	$ 2

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies.

Net charges in the first quarter 2011 were $388 million, compared with $368 million in the year-ago period. Foreign currency effects increased net charges by $10 million in the 2011 quarter, compared with a $2 million decrease in net charges last year.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Sales and other operating revenues	$58,412	$46,741

Sales and other operating revenues for the first quarter 2011 increased $12 billion, mainly due to higher prices for crude oil and refined products.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Income from equity affiliates	$1,687	$1,235

Income from equity affiliates increased in the first quarter 2011 mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan as a result of higher prices for crude oil.

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

Other income	$242	$203

Other income for the quarterly period in 2011 increased mainly due to a favorable pipeline rate settlement.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Purchased crude oil and products	$35,201	$27,144

The increase in the 2011 period was primarily the result of higher prices for crude oil and refined products.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Operating, selling, general and administrative expenses	$6,163	$5,631

Operating, selling, general and administrative expenses increased $532 million between quarters, primarily due to higher fuel expense of about $450 million.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Exploration expenses	$168	$180

The decline in exploration expenses between quarters was primarily due to lower amounts for well write-offs, partly offset by higher geological and geophysical costs and other exploration expenses.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Depreciation, depletion and amortization	$3,126	$3,082

The increase in first quarter 2011 was mainly associated with higher depreciation rates for certain oil and gas producing fields.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Taxes other than on income	$4,561	$4,472

Taxes other than on income increased primarily due to higher export duties in the company’s South Africa downstream operations.

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)

Income tax expense	$4,883	$3,070

Effective income tax rates for the 2011 and 2010 first quarters were 44 percent and 40 percent, respectively. The increase in the overall effective tax rate between the quarterly periods primarily reflected a higher effective tax rate in international upstream operations. The higher international upstream effective tax rate was driven primarily by increased withholding taxes and a reduced effect of non-U.S. tax credits in the current year period, combined with an absence of one-time foreign tax benefits in the prior year period.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended
	March 31
	2011	2010

U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	482	505
Net natural gas production (MMCFPD)(3)	1,270	1,378
Net oil-equivalent production (MBOEPD)	694	734
Sales of natural gas (MMCFPD)	5,725	6,006
Sales of natural gas liquids (MBPD)	21	22
Revenue from net production
Liquids ($/Bbl)	$89.14	$70.53
Natural gas ($/MCF)	$4.04	$5.29
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,428	1,428
Net natural gas production (MMCFPD)(3)	3,826	3,723
Net oil-equivalent production (MBOEPD)(3)(4)	2,066	2,049
Sales of natural gas (MMCFPD)	4,438	4,117
Sales of natural gas liquids (MBPD)	26	26
Revenue from liftings
Liquids ($/Bbl)	$95.21	$70.05
Natural gas ($/MCF)	$5.03	$4.61
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(4)	2,760	2,783
U.S. Downstream
Gasoline sales (MBPD)(5)	649	715
Other refined product sales (MBPD)	631	634

Total refined product sales (MBPD)	1,280	1,349
Sales of natural gas liquids (MBPD)	137	138
Refinery input (MBPD)	879	889
International Downstream
Gasoline sales (MBPD)(5)	401	385
Other refined product sales (MBPD)	807	797
Share of affiliate sales (MBPD)	576	543

Total refined product sales (MBPD)	1,784	1,725
Sales of natural gas liquids (MBPD)	65	76
Refinery input (MBPD)	1,032	992

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	65	67
International	500	490
(4) Includes: Canada — synthetic oil	35	23
Venezuela affiliate — synthetic oil	31	30
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $16.9 billion at March 31, 2011, down $0.2 billion from year-end 2010. Cash provided by operating activities in the first three months of 2011 was $9.8 billion, up from $7.5 billion in the year-ago period. Cash provided by operating activities during the first three months of 2011 was more than sufficient to fund the company’s $4.8 billion capital and exploratory program, pay $1.4 billion of dividends to shareholders and repurchase $750 million of common stock. In addition, the company completed the $4.5 billion acquisition of Atlas Energy, Inc., primarily from the company’s operating cash flows.

Dividends The company paid dividends of $1.4 billion to common stockholders during the first three months of 2011. In April 2011, the company increased its quarterly dividend by 8.3 percent to 78 cents per common share payable in June 2011.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $11.6 billion at March 31, 2011, up from $11.5 billion at December 31, 2010.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $7.2 billion at March 31, 2011 and $5.6 billion at December 31, 2010. Of these amounts, $5.4 billion was reclassified to long-term at both March 31, 2011 and December 31, 2010. At March 31, 2011, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At March 31, 2011, the company had $6.0 billion in committed credit facilities with various major banks, expiring in May 2013, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2011. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation, Chevron Corporation Profit Sharing/Savings Plan Trust Fund, and Texaco Capital Inc. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard and Poor’s Corporation and Aa1 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.

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

Common Stock Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $1 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During first quarter 2011, the company purchased 7.6 million common shares for $750 million. From the inception of the program through first quarter 2011, the company had purchased 16.4 million shares for $1.5 billion.

Noncontrolling Interests The company had noncontrolling interests of $750 million and $730 million at March 31, 2011 and December 31, 2010, respectively. Distributions to noncontrolling interests totaled $13 million during the first three months of 2011.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.5 at March 31, 2011, and 1.7 at December 31, 2010. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2011, the book value of inventory was lower than replacement costs.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 9.5 percent at March 31, 2011, and 9.8 percent at year-end 2010.

Pension Obligations At the end of 2010, the company estimated it would contribute $950 million to employee pension plans during 2011 (composed of $650 million for the U.S. plans and $300 million for the international plans). Through March 31, 2011, a total of $171 million was contributed (including $117 million to the U.S. plans). Total estimated contributions for the full year continue to be $950 million, but the company may contribute an amount that differs from this estimate. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $5.0 billion in the first three months of 2011, compared with $4.4 billion in the corresponding 2010 period. The amounts included the company’s share of affiliates’ expenditures of $234 million and $298 million in the 2011 and 2010 periods, respectively. Expenditures for upstream projects in the first three months of 2011 were about $4.7 billion, representing 92 percent of the companywide total. These amounts exclude the acquisition of Atlas Energy, Inc.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended
	March 31
	2011	2010
	(Millions of dollars)

United States
Upstream	$983	$853
Downstream	231	272
All Other	36	34

Total United States	1,250	1,159

International
Upstream	3,674	3,029
Downstream	121	194
All Other	1	—

Total International	3,796	3,223

Worldwide	$5,046	$4,382

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 20 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Court. The Court has set a trial date of November 14, 2011 for Chevron’s claim for declaratory relief.

On February 14, 2011, the Provincial Court in Lago Agrio rendered an adverse judgment in the case. The Provincial Court rejected Chevron’s defenses to the extent the Court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $0.9 billion as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within fifteen days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment, seeking to have the judgment nullified. Chevron continues to believe the Court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador. Chevron will continue a vigorous defense of any imposition of liability. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions as a result of this judgment to be brought in other jurisdictions. Chevron expects to contest any such actions.

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

Off-Balance-Sheet Obligations The company and its subsidiaries have certain other contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business.

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of March 2011, the company had paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

Equity Redetermination For crude oil and natural gas producing operations, ownership agreements may provide for periodic reassessments of equity interests in estimated crude oil and natural gas reserves. These activities, individually or together, may result in gains or losses that could be material to earnings in any given period. One such equity redetermination process has been under way since 1996 for Chevron’s interests in four producing zones at the Naval Petroleum Reserve at Elk Hills, California, for the time when the remaining interests in these zones were owned by the U.S. Department of Energy (DOE). In April 2011, Chevron and the DOE finalized an agreement to resolve all equity redetermination issues. The company does not expect any material impact to its financial position, results of operations or liquidity as a result of the settlement with the DOE.

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2011. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2005, Nigeria — 2000, Angola — 2001 and Saudi Arabia — 2003.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, are not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a judgment and peremptory writ ordering the city to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. The company continues to evaluate its options going forward, which may include requesting the city to revise the EIR to address the issues identified by the Court of Appeal or other actions. Management believes the outcomes associated with the potential options for the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, of the ruling can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

Information about market risks for the three months ended March 31, 2011, does not differ materially from that discussed under Item 7A of Chevron’s 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2011, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Court. The Court has set a trial date of November 14, 2011 for Chevron’s claim for declaratory relief.

On February 14, 2011, the Provincial Court in Lago Agrio rendered an adverse judgment in the case. The Provincial Court rejected Chevron’s defenses to the extent the Court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $0.9 billion as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within fifteen days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment, seeking to have the judgment nullified. Chevron continues to believe the Court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador. Chevron will continue a vigorous defense of any imposition of liability. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions as a result of this judgment to be brought in other jurisdictions. Chevron expects to contest any such actions.

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

Government Environmental Proceedings
In first quarter 2011, Chevron Pipe Line Company (CPL) paid the United States Department of Transportation a civil penalty of $203,700 for an oil spill from a pipeline located in Louisiana that was hit by a barge in April 2010. The pipeline is owned by Cypress Pipeline LLC and operated by CPL.

In first quarter 2011, the California Air Resources Board (CARB) made penalty demands with respect to four Notices of Violation (“NOVs”) against Chevron for alleged violations of CARB’s fuel blend regulations at certain California terminals and refineries. It appears likely that the resolution of these NOVs will result in the payment of a civil penalty exceeding $100,000.

In first quarter 2011, the United States Environmental Protection Agency (EPA) indicated that it would assess Chevron’s Salt Lake City Refinery a civil penalty for alleged violations of federal requirements and Utah’s air pollution laws. These alleged violations were the subject of an August 20, 2008 EPA Notice of Violation (NOV) for which no penalty was assessed at the time. It appears likely that the resolution of this NOV will result in the payment of a civil penalty exceeding $100,000.

Item 1A.	Risk Factors

Chevron is global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended March 31, 2011, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)(2)	per Share	Announced Program	the Program(2)

January 1-31, 2011	2,710,944	92.66	2,654,584
February 1-28, 2011	2,439,988	98.16	2,420,540
March 1-31, 2011	2,576,769	103.93	2,562,488

Total	7,727,701	98.15	7,637,612

(1)	Includes common shares repurchased during the three-month period ended March 31, 2011, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management under long-term incentive plans and former Texaco Inc. and Unocal stock option plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended March 31, 2011.

(2)	In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases (some pursuant to a Rule 10b5-1 plan) at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of March 31, 2011, 16,408,412 shares had been acquired under this program for $1.5 billion.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(10.1)	Form of Terms and Conditions for Awards Under the Long Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K dated January 26, 2011, and incorporated herein by reference.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(99.1)	Mine Safety Disclosure
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document

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

Chevron Corporation
(Registrant)

/s/  Matthew J. Foehr
Matthew J. Foehr, Vice President and Comptroller
(Principal Accounting Officer and
Duly Authorized Officer)

Date: May 5, 2011

EXHIBIT INDEX

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the corporation and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(10.1)	Form of Terms and Conditions for Awards Under the Long Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K dated January 26, 2011, and incorporated herein by reference.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(99.1)*	Mine Safety Disclosure
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document

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