Form 10-Q
period 2011-06-30
CHEVRON CORP
filed 2011-08-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2011

Common stock, $.75 par value	2,002,983,069

INDEX

		Page No.

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2011, and 2010	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2011, and 2010	4
	Consolidated Balance Sheet at June 30, 2011, and December 31, 2010	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011, and 2010	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40-42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6.	Exhibits	43
Signature		44
Exhibits: Computation of Ratio of Earnings to Fixed Charges		46
Rule 13a-14(a)/15d-14(a) Certifications		47-48
Section 1350 Certifications		49-50
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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars, except per-share amounts)

Revenues and Other Income
Sales and other operating revenues*	$66,671	$51,051	$125,083	$97,792
Income from equity affiliates	1,882	1,650	3,569	2,885
Other income	395	303	637	506

Total Revenues and Other Income	68,948	53,004	129,289	101,183

Costs and Other Deductions
Purchased crude oil and products	40,759	30,604	75,960	57,748
Operating expenses	5,260	4,591	10,323	9,180
Selling, general and administrative expenses	1,200	1,136	2,300	2,178
Exploration expenses	422	212	590	392
Depreciation, depletion and amortization	3,257	3,141	6,383	6,223
Taxes other than on income*	4,843	4,537	9,404	9,009
Interest and debt expense	—	17	—	37

Total Costs and Other Deductions	55,741	44,238	104,960	84,767

Income Before Income Tax Expense	13,207	8,766	24,329	16,416
Income Tax Expense	5,447	3,322	10,330	6,392

Net Income	7,760	5,444	13,999	10,024
Less: Net income attributable to noncontrolling interests	28	35	56	63

Net Income Attributable to Chevron Corporation	$7,732	$5,409	$13,943	$9,961

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$3.88	$2.71	$6.99	$4.99
— Diluted	$3.85	$2.70	$6.94	$4.97
Dividends	$0.78	$0.72	$1.50	$1.40
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,994,007	1,996,393	1,994,369	1,995,692
— Diluted	2,008,995	2,006,000	2,008,791	2,005,114

* Includes excise, value-added and similar taxes:	$2,264	$2,201	$4,398	$4,273

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Net Income	$7,760	$5,444	$13,999	$10,024

Currency translation adjustment	18	(16)	51	(13)
Unrealized holding loss on securities:
Net loss arising during period	(10)	(3)	(11)	(4)
Derivatives:
Net derivatives gain on hedge transactions	11	23	—	24
Reclassification to net income of net realized (gain) loss	(2)	3	(3)	3
Income taxes on derivatives transactions	(3)	(10)	1	(10)

Total	6	16	(2)	17
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	176	167	386	332
Actuarial gain arising during period	4	—	55	—
Prior service cost:
Amortization to net income of net prior service (credits) costs	(5)	(15)	8	(30)
Defined benefit plans sponsored by equity affiliates	10	7	22	14
Income taxes on defined benefit plans	(63)	(63)	(160)	(121)

Total	122	96	311	195

Other Comprehensive Gain, Net of Tax	136	93	349	195

Comprehensive Income	7,896	5,537	14,348	10,219
Comprehensive income attributable to noncontrolling interests	(28)	(35)	(56)	(63)

Comprehensive Income Attributable to Chevron Corporation	$7,868	$5,502	$14,292	$10,156

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30	At December 31
	2011	2010
	(Millions of dollars, except
	per-share amounts)

ASSETS
Cash and cash equivalents	$13,335	$14,060
Time deposits	4,408	2,855
Marketable securities	221	155
Accounts and notes receivable, net	23,613	20,759
Inventories:
Crude oil and petroleum products	5,232	3,589
Chemicals	434	395
Materials, supplies and other	1,620	1,509

Total inventories	7,286	5,493
Prepaid expenses and other current assets	5,143	5,519

Total Current Assets	54,006	48,841
Long-term receivables, net	2,114	2,077
Investments and advances	21,724	21,520
Properties, plant and equipment, at cost	220,107	207,367
Less: Accumulated depreciation, depletion and amortization	105,353	102,863

Properties, plant and equipment, net	114,754	104,504
Deferred charges and other assets	3,109	3,210
Goodwill	4,654	4,617
Assets held for sale	1,356	—

Total Assets	$201,717	$184,769

LIABILITIES AND EQUITY
Short-term debt	$1,902	$187
Accounts payable	22,764	19,259
Accrued liabilities	4,906	5,324
Federal and other taxes on income	4,098	2,776
Other taxes payable	1,550	1,466

Total Current Liabilities	35,220	29,012
Long-term debt	9,484	11,003
Capital lease obligations	134	286
Deferred credits and other noncurrent obligations	18,829	19,264
Noncurrent deferred income taxes	15,286	12,697
Reserves for employee benefit plans	6,334	6,696

Total Liabilities	85,287	78,958

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at June 30, 2011, and December 31, 2010)	1,832	1,832
Capital in excess of par value	15,027	14,796
Retained earnings	130,592	119,641
Accumulated other comprehensive loss	(4,117)	(4,466)
Deferred compensation and benefit plan trust	(299)	(311)
Treasury stock, at cost (439,693,511 and 435,195,799 shares at June 30, 2011, and December 31, 2010, respectively)	(27,382)	(26,411)

Total Chevron Corporation Stockholders’ Equity	115,653	105,081
Noncontrolling interests	777	730

Total Equity	116,430	105,811

Total Liabilities and Equity	$201,717	$184,769

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2011	2010
	(Millions of dollars)

Operating Activities
Net Income	$13,999	$10,024
Adjustments
Depreciation, depletion and amortization	6,383	6,223
Dry hole expense	204	128
Distributions more (less) than income from equity affiliates	449	(325)
Net before-tax gains on asset retirements and sales	(420)	(301)
Net foreign currency effects	27	(1)
Deferred income tax provision	348	(237)
Net increase in operating working capital	(179)	(367)
Increase in long-term receivables	(32)	(67)
Decrease in other deferred charges	69	8
Cash contributions to employee pension plans	(557)	(347)
Other	213	382

Net Cash Provided by Operating Activities	20,504	15,120

Investing Activities
Acquisition of Atlas Energy	(3,014)	—
Advance to Atlas Energy	(403)	—
Capital expenditures	(12,418)	(8,519)
Proceeds and deposits related to asset sales	626	393
Net purchases of time deposits	(1,553)	(3,753)
Net (purchases) sales of marketable securities	(53)	39
Repayment of loans by equity affiliates	182	169
Net sales of other short-term investments	212	87

Net Cash Used for Investing Activities	(16,421)	(11,584)

Financing Activities
Net borrowings of short-term obligations	253	36
Repayments of long-term debt and other financing obligations	(1,231)	(77)
Cash dividends — common stock	(2,992)	(2,794)
Distributions to noncontrolling interests	(28)	(31)
Net (purchases) sales of treasury shares	(886)	142

Net Cash Used for Financing Activities	(4,884)	(2,724)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	76	(132)

Net Change in Cash and Cash Equivalents	(725)	680
Cash and Cash Equivalents at January 1	14,060	8,716

Cash and Cash Equivalents at June 30	$13,335	$9,396

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

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

Activity for the equity attributable to noncontrolling interests for the first six months of 2011 and 2010 is as follows:

	2011			2010
	Chevron Corporation	Noncontrolling	Total	Chevron Corporation	Noncontrolling	Total
	Stockholders’ Equity	Interest	Equity	Stockholders’ Equity	Interest	Equity
	(Millions of dollars)

Balance at January 1	$105,081	$730	$105,811	$91,914	$647	$92,561
Net income	13,943	56	13,999	9,961	63	10,024
Dividends	(2,992)	—	(2,992)	(2,794)	—	(2,794)
Distributions to noncontrolling interests	—	(28)	(28)	—	(31)	(31)
Treasury shares, net	(971)	—	(971)	170	—	170
Other changes, net*	592	19	611	318	43	361

Balance at June 30	$115,653	$777	$116,430	$99,569	$722	$100,291

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended
	June 30
	2011	2010
	(Millions of dollars)

Increase in accounts and notes receivable	$(2,756)	$(124)
Increase in inventories	(1,823)	(382)
Decrease (increase) in prepaid expenses and other current assets	84	(329)
Increase (decrease) in accounts payable and accrued liabilities	2,980	(272)
Increase in income and other taxes payable	1,336	740

Net increase in operating working capital	$(179)	$(367)

The “Net increase in operating working capital” includes reductions of $116 million and $23 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2011, and 2010, respectively. These amounts are offset by an equal amount in “Net (purchases) sales of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended
	June 30
	2011	2010
	(Millions of dollars)

Interest on debt (net of capitalized interest)	$—	$34
Income taxes	8,554	5,936

The “Acquisition of Atlas Energy” reflects the $3.0 billion of cash paid for all the common shares of Atlas. An “Advance to Atlas Energy” of $403 million was made to facilitate the purchase of a 49 percent interest in Laurel Mountain Midstream LLC on the day of closing. The “Net increase in operating working capital” includes $184 million for payments made in connection with Atlas equity awards subsequent to the acquisition.

The “Net purchases of time deposits” consisted of the following gross amounts:

	Six Months Ended June 30
	2011	2010
	(Millions of dollars)

Time deposits purchased	$(3,980)	$(4,348)
Time deposits matured	2,427	595

Net purchases of time deposits	$(1,553)	$(3,753)

The “Net (purchases) sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended
	June 30
	2011	2010
	(Millions of dollars)

Marketable securities purchased	$(86)	$—
Marketable securities sold	33	39

Net (purchases) sales of marketable securities	$(53)	$39

The “Repayments of long-term debt and other financing obligations” includes $761 million for repayment of Atlas debt and $271 million for payoff of the Atlas revolving credit facility. Refer to Note 16, on page 22, for additional discussion of the Atlas acquisition.

The “Net (purchase) sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1.8 billion and $13 million in the first six months of 2011 and 2010, respectively. During the first six months of 2011, the company purchased 17.3 million common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares for $1.75 billion under its ongoing share repurchase program. No purchases were made under the company’s stock repurchase program in the 2010 period.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months
	Ended
	June 30
	2011	2010
	(Millions of dollars)

Additions to properties, plant and equipment	$11,877	$8,080
Additions to investments	410	391
Current year dry hole expenditures	195	116
Payments for other liabilities and assets, net	(64)	(68)

Capital expenditures	12,418	8,519
Expensed exploration expenditures	386	264
Assets acquired through capital lease obligations	1	33

Capital and exploratory expenditures, excluding equity affiliates	12,805	8,816
Company’s share of expenditures by equity affiliates	584	609

Capital and exploratory expenditures, including equity affiliates	$13,389	$9,425

Note 4.	Operating Segments and Geographic Data

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2011 and 2010 are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
Segment Earnings	2011	2010	2011	2010
	(Millions of dollars)

Upstream
United States	$1,950	$1,090	$3,399	$2,246
International	4,921	3,452	9,449	7,020

Total Upstream	6,871	4,542	12,848	9,266

Downstream
United States	564	433	1,006	515
International	480	542	660	656

Total Downstream	1,044	975	1,666	1,171

Total Segment Earnings	7,915	5,517	14,514	10,437

All Other
Interest Expense	—	(14)	—	(30)
Interest Income	19	23	37	33
Other	(202)	(117)	(608)	(479)

Net Income Attributable to Chevron Corporation	$7,732	$5,409	$13,943	$9,961

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2011, and December 31, 2010, are as follows:

	At June 30	At December 31
Segment Assets	2011	2010
	(Millions of dollars)

Upstream
United States	$ 35,105	$ 26,319
International	92,732	89,306
Goodwill	4,654	4,617

Total Upstream	132,491	120,242

Downstream
United States	22,228	21,406
International	23,866	20,559

Total Downstream	46,094	41,965

Total Segment Assets	178,585	162,207

All Other
United States	8,790	11,125
International	14,342	11,437

Total All Other	23,132	22,562

Total Assets — United States	66,123	58,850
Total Assets — International	130,940	121,302
Goodwill	4,654	4,617

Total Assets	$201,717	$184,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2011 and 2010, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities and technology companies.

Sales and Other Operating Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Upstream
United States	$7,357	$5,722	$14,023	$12,315
International	14,538	10,110	27,407	19,658

Subtotal	21,895	15,832	41,430	31,973
Intersegment Elimination — United States	(4,897)	(3,370)	(9,162)	(6,843)
Intersegment Elimination — International	(9,197)	(5,813)	(17,650)	(11,518)

Total Upstream	7,801	6,649	14,618	13,612

Downstream
United States	24,612	19,222	46,046	36,940
International	34,180	25,093	64,237	47,060

Subtotal	58,792	44,315	110,283	84,000
Intersegment Elimination — United States	(23)	(21)	(43)	(49)
Intersegment Elimination — International	(31)	(26)	(51)	(48)

Total Downstream	58,738	44,268	110,189	83,903

All Other
United States	397	381	762	675
International	12	18	22	33

Subtotal	409	399	784	708
Intersegment Elimination — United States	(266)	(254)	(488)	(413)
Intersegment Elimination — International	(11)	(11)	(20)	(18)

Total All Other	132	134	276	277

Sales and Other Operating Revenues
United States	32,366	25,325	60,831	49,930
International	48,730	35,221	91,666	66,751

Subtotal	81,096	60,546	152,497	116,681
Intersegment Elimination — United States	(5,186)	(3,645)	(9,693)	(7,305)
Intersegment Elimination — International	(9,239)	(5,850)	(17,721)	(11,584)

Total Sales and Other Operating Revenues	$66,671	$51,051	$125,083	$97,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Summarized Financial Data — Chevron U.S.A. Inc.

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

	Six Months Ended
	June 30
	2011	2010
	(Millions of dollars)

Sales and other operating revenues	$94,913	$71,612
Costs and other deductions	89,966	68,934
Net income attributable to CUSA	3,690	2,019

	At June 30	At December 31
	2011	2010
	(Millions of dollars)

Current assets	$34,569	$29,211
Other assets	44,212	35,294
Current liabilities	20,890	18,098
Other liabilities	24,314	16,785

Total CUSA net equity	$33,577	$29,622

Memo: Total debt	$14,382	$ 8,284

Note 6.	Summarized Financial Data — Chevron Transport Corporation

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Sales and other operating revenues	$196	$250	$422	$494
Costs and other deductions	227	264	489	527
Net loss attributable to CTC	(32)	(5)	(67)	(26)

	At June 30	At December 31
	2011	2010
	(Millions of dollars)

Current assets	$ 64	$209
Other assets	252	201
Current liabilities	78	101
Other liabilities	70	75

Total CTC net equity	$168	$234

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Income Taxes

Taxes on income for the second quarter and first six months of 2011 were $5.4 billion and $10.3 billion, respectively, compared with $3.3 billion and $6.4 billion for the corresponding periods in 2010. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the second quarters of 2011 and 2010 were 41 percent and 38 percent, respectively. For the comparative six-month periods, the effective tax rates were 42 percent and 39 percent, respectively.

The increase in the overall effective tax rates in both the quarterly and six-month comparisons primarily reflected higher effective tax rates in international upstream operations. For both comparative periods, the higher international upstream effective tax rates were driven primarily by a reduced effect of non-U.S. tax benefits and increased withholding taxes in the current year periods. Additionally, for the quarterly comparison, foreign currency remeasurement impacts caused an increase in the effective tax rate.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2011. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001 and Saudi Arabia — 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Pension Benefits
United States
Service cost	$93	$84	$187	$168
Interest cost	115	121	231	243
Expected return on plan assets	(153)	(134)	(306)	(269)
Amortization of prior service credits	(2)	(2)	(4)	(4)
Amortization of actuarial losses	78	79	155	159
Settlement losses	53	55	144	110

Total United States	184	203	407	407

International
Service cost	43	40	88	76
Interest cost	80	79	162	152
Expected return on plan assets	(66)	(62)	(137)	(120)
Amortization of prior service costs	6	6	12	11
Amortization of actuarial losses	30	26	56	50
Curtailment losses	9	—	36	—

Total International	102	89	217	169

Net Periodic Pension Benefit Costs	$286	$292	$624	$576

Other Benefits*
Service cost	$16	$9	$30	$19
Interest cost	45	43	90	86
Amortization of prior service credits	(18)	(19)	(36)	(37)
Amortization of actuarial losses	15	7	31	13

Net Periodic Other Benefit Costs	$58	$40	$115	$81

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2010, the company estimated it would contribute $950 million to employee pension plans during 2011 (composed of $650 million for the U.S. plans and $300 million for the international plans). Through June 30, 2011, a total of $557 million was contributed (including $374 million to the U.S. plans). In July 2011, the company contributed $750 million to the U.S. plans. Total contributions for the full year are currently estimated to be $1.45 billion ($1.15 billion for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first six months of 2011, the company contributed $99 million to its OPEB plans. The company anticipates contributing about $126 million during the remainder of 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2010, Chevron submitted its position on damages, asserting that no amount should be assessed against it. The plaintiffs’ submission, which relied in part on the mining engineer’s report, took the position that damages are between approximately $16 billion and $76 billion and that unjust enrichment should be assessed in an amount between approximately $5 billion and $38 billion. The next day, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment. Chevron petitioned to have that order declared a nullity in light of Chevron’s prior recusal petition, and because procedural and evidentiary matters remained unresolved. In October 2010, Chevron’s motion to recuse the judge was granted. A new judge took charge of the case and revoked the prior judge’s order closing the evidentiary phase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the case. On December 17, 2010, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. The defendents appealed the preliminary injunction to the U.S. Court of Appeals for the Second Circuit. The Federal District Court has set a trial date of November 14, 2011 for Chevron’s claim for declaratory relief.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Contingencies and Commitments

Guarantees The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or third parties. Under the terms of the guarantee arrangements, the company would generally be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements may have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral.

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2011, the company had paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a final judgment and peremptory writ ordering the City to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. On May 23, 2011, the company filed an application with the City Planning Department for a conditional use permit for a revised project to complete construction of the hydrogen plant, certain sulfur removal facilities and related infrastructure. On June 10, 2011, the City published its Notice of Preparation of the revised EIR for the project. The revised and recirculated EIR is intended to comply with the appeals court decision. Management believes the outcomes associated with the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

Accounting standards for fair value measurement (ASC 820) establish a framework for measuring fair value and stipulate disclosures about fair value measurements. The standards apply to recurring and nonrecurring fair value measurements of financial and nonfinancial assets and liabilities. Among the required disclosures is the fair value hierarchy of inputs the company uses to value an asset or a liability. The three levels of the fair value hierarchy are described as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for recurring assets and liabilities measured at fair value at June 30, 2011 and December 31, 2010, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2011				At December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Marketable Securities	$221	$221	$ —	$—	$155	$155	$ —	$—
Derivatives	125	9	116	—	122	11	111	—

Total Assets at Fair Value	$346	$230	$116	$—	$277	$166	$111	$—

Derivatives	$102	$ 63	$ 39	$—	$171	$ 75	$ 96	$—

Total Liabilities at Fair Value	$102	$ 63	$ 39	$—	$171	$ 75	$ 96	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2011.

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

The company’s derivative instruments principally include futures, swaps, options and forward contracts for crude oil, natural gas and refined products. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the New York Mercantile Exchange.

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

The fair value hierarchy for nonrecurring assets and liabilities measured at fair value at June 30, 2011 is as follows:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2011
					Before-Tax Loss
					Three	Six
					Months	Months
	Total	Level 1	Level 2	Level 3	Ended	Ended

Properties, plant and equipment, net (held and used)	$42	$—	$—	$42	$50	$50
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	10
Investments and advances	—	—	—	—	1	3

Total Assets at Fair Value	$42	$—	$—	$42	$51	$63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments of “Properties, plant and equipment” The company did not have any material long-lived assets measured at fair value on a nonrecurring basis to report in the second quarter 2011. The fair values were determined from internal cash flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature. The losses on assets held for sale during first quarter 2011 were the result of bids received from prospective buyers.

Impairments of “Investments and advances” The company did not have any material investments and advances measured at fair value on a nonrecurring basis to report in the second quarters 2011 and 2010. The fair values were determined using discount rates consistent with those used by the company to evaluate cash flows of other investments of a similar nature.

Assets and Liabilities not Required to be Measured at Fair Value The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $13.3 billion and $14.1 billion at June 30, 2011 and December 31, 2010, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days, and had carrying/fair values of $4.4 billion and $2.9 billion at June 30, 2011 and December 31, 2010, respectively. The fair values of cash, cash equivalents and bank time deposits reflect the cash that would have been received if the instruments were settled at June 30, 2011.

“Cash and cash equivalents” do not include investments with a carrying/fair value of $643 million and $855 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, these investments include restricted funds related to various U.S. refinery projects, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $5.6 billion at June 30, 2011 and December 31, 2010 had estimated fair values of $6.2 billion and $6.3 billion, respectively.

The carrying values of short-term financial assets and liabilities on the balance sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2011 and 2010 were not material.

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

Derivative instruments measured at fair value at June 30, 2011 and December 31, 2010, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of		At June 30	At December 31
Contract	Balance Sheet Classification	2011	2010

Commodity	Accounts and notes receivable, net	$ 68	$ 58
Commodity	Long-term receivables, net	57	64

Total Assets at Fair Value		$ 125	$ 122

Commodity	Accounts payable	$ 70	$ 131
Commodity	Deferred credits and other noncurrent obligations	32	40

Total Liabilities at Fair Value		$ 102	$ 171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain/(Loss)		Gain/(Loss)
		Three Months Ended		Six Months Ended
Type of		June 30		June 30
Contract	Statement of Income Classification	2011	2010	2011	2010

Commodity	Sales and other operating revenues	$75	$146	$(324)	$152
Commodity	Purchased crude oil and products	27	5	31	(26)
Commodity	Other income	—	(9)	(2)	(9)

		$102	$142	$(295)	$117

Note 13.	New Accounting Standards

Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04) In May 2011, the FASB issued ASU 2011-04, which becomes effective for the company on January 1, 2012. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. As a result of these amendments, the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements were changed. The company does not anticipate changes to its existing classification and measurement of fair value when the amended standard becomes effective. However, the company’s disclosures on certain items not required to be measured at fair value will be expanded when the amended standard becomes effective.

Comprehensive Income (Topic 220), Presentation of Comprehensive Income (ASU 2011-05) The FASB issued ASU 2011-05 in June 2011. This standard becomes effective for the company on January 1, 2012. ASU 2011-05 changes the presentation requirements for comprehensive income. Adoption of the standard is not expected to have a significant impact on the company’s current financial statement presentation.

Note 14.	Restructuring and Reorganization Costs

In the first quarter 2010, the company announced employee reduction programs related to the restructuring and reorganization of its downstream businesses and corporate staffs. Total employee terminations under the programs are currently expected to be approximately 3,100 employees. About 1,500 of the affected employees are located in the United States. About 2,100 employees have been terminated through June 30, 2011, and the programs are expected to be substantially completed by the end of 2011.

A before-tax charge of $244 million was recorded in first quarter 2010 associated with these programs, of which $138 million remained outstanding at December 31, 2010. During the first six months of 2011, the company made payments of $51 million associated with these liabilities. The majority of the payments were in Downstream. The balance at June 30, 2011 was classified as a current liability on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)

Balance at December 31, 2010	$138
Adjustment	(5)
Payments	(51)

Balance at June 30, 2011	$ 82

Note 15.	Assets Held For Sale

At June 30, 2011, the company classified $1.4 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are primarily associated with the company’s Pembroke Refinery and other downstream assets in the United Kingdom and Ireland, which were divested on August 1, 2011. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remainder reflects upstream assets that are anticipated to be sold in 2011. The revenues and earnings contributions of these assets in the first six months of 2011 were not material.

Note 16.	Acquisition of Atlas Energy, Inc.

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

The acquisition was accounted for as a business combination (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Provisional fair value measurements were made in the first quarter 2011 for acquired assets and assumed liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. No adjustments to the provisional measurements were made in the second quarter 2011. The company expects the measurement process will be finalized by the end of 2011.

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

Second Quarter 2011 Compared with Second Quarter 2010
And Six Months 2011 Compared with Six Months 2010

Key Financial Results

Earnings by Business Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Upstream
United States	$1,950	$1,090	$3,399	$2,246
International	4,921	3,452	9,449	7,020

Total Upstream	6,871	4,542	12,848	9,266

Downstream
United States	564	433	1,006	515
International	480	542	660	656

Total Downstream	1,044	975	1,666	1,171

Total Segment Earnings	7,915	5,517	14,514	10,437
All Other	(183)	(108)	(571)	(476)

Net Income Attributable to Chevron Corporation(1)(2)	$7,732	$5,409	$13,943	$9,961

(1) Includes foreign currency effects	$(81)	$241	$(245)	$43
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the second quarter 2011 was $7.7 billion ($3.85 per share — diluted), compared with $5.4 billion ($2.70 per share — diluted) in the corresponding 2010 period. Net income attributable to Chevron Corporation for the first six months of 2011 was $13.9 billion ($6.94 per share — diluted), versus $9.96 billion ($4.97 per share — diluted) in the first six months of 2010.

Upstream earnings in the second quarter 2011 were $6.9 billion, compared with $4.5 billion in the 2010 quarter. Earnings for the first six months of 2011 were $12.8 billion, versus $9.3 billion a year earlier. The increase between the comparative periods was mainly due to higher crude oil realizations.

Downstream earnings were $1.0 billion in the second quarter 2011, compared with $975 million in the year-earlier period. Earnings for the first six months of 2011 were $1.7 billion, versus $1.2 billion in the corresponding 2010 period. The increase between the comparative periods was primarily associated with improved margins on refined products, and higher earnings from chemicals operations — primarily from the 50 percent-owned Chevron Phillips Chemical Company LLC.

Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2011 versus the same periods in 2010.

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

The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the “Results of Operations” section, beginning on page 28, for discussions of net gains on asset sales during 2011. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.

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

The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity and the implications for the company of movements in prices for crude oil and natural gas. Management takes these developments into account in the conduct of daily operations and for business planning. The company remains confident of its underlying financial strength to address potential challenges presented in the current environment. (Refer also to the “Liquidity and Capital Resources” section beginning on page 34.)

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

The following chart shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil, Brent crude oil and U.S. Henry Hub natural gas. The WTI price averaged $79 per barrel for the full-year 2010. During the first half of 2011, WTI averaged $98 and ended July at $96. The Brent price averaged $80 per barrel for the full-year 2010. During the first half of 2011, Brent averaged $111 and ended July at $117. The majority of the company’s international equity crude production is priced based on the Brent benchmark. In recent months, due to excess supply of WTI, Brent has traded at a premium to WTI.

A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand, which is a function of the number of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in the first half of 2011 primarily due to rising diesel prices and lower availability of light, sweet crude oil due to supply disruptions in Libya. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $4.30 per thousand cubic feet (MCF) in the first half of 2011, compared with $4.70 during the first half of 2010. At the end of July 2011, the Henry Hub spot price was $4.26 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America and the level of inventory in underground storage.

Certain international natural gas markets in which the company operates have different supply, demand and regulatory circumstances, which historically have resulted in lower average sales prices for the company’s production of natural gas in these locations. In some of these locations Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets where prices are higher. International natural gas realizations averaged $5.25 per MCF during the first half of 2011, compared with $4.50 in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first half of 2011 averaged 2.73 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first half of 2011 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the first half of 2011 and 2010. At the latest meeting in June 2011, members of OPEC supported maintaining production quotas in effect since December 2008.

The company estimates that oil-equivalent production in 2011 will average 2.73 million barrels per day based on the average Brent price of $111 per barrel for the first six months of 2011. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on production volumes calculated under production-sharing and variable-royalty provisions of certain agreements, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. Beyond 2011, the outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

Gulf of Mexico Update In May 2011, the U.S. Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) approved Chevron’s permit to resume drilling operations on the Buckskin appraisal well. BOEMRE previously approved Chevron’s revised drilling permit for the Moccasin well in March 2011. The company has three drillships operating in the deepwater Gulf of Mexico: one for Buckskin, one for Moccasin and one for the Tahiti 2 development program. Additionally, in June 2011, BOEMRE approved four of Chevron’s revised exploration plan applications for projects in the deepwater Gulf of Mexico. The future effects of the Deepwater Horizon/Macondo incident, including any new or additional regulations that may be adopted and the timing of BOEMRE issuing additional drilling permits, are not fully known at this time. Chevron remains committed to deepwater exploration and development in the Gulf of Mexico and other deepwater basins around the world.

Refer to the “Results of Operations” section on pages 28 through 29 for additional discussion of the company’s upstream business.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Latin America, Asia, southern Africa and the United Kingdom. Chevron operates or has significant ownership interests in refineries in each of these areas, except Latin America. In the first half of 2011, the company’s margins improved over 2010, supported by higher global product demand and tighter global refined product supplies.

In first quarter 2010, the company announced that its downstream businesses would be restructured to improve operating efficiency and achieve sustained improvement in financial performance. As part of this restructuring, employee-reduction programs were announced for the United States and international downstream operations. Approximately 2,700 employees in the downstream operations are expected to be terminated under these programs and substantially all will be terminated by the end of 2011. About 1,100 of the affected employees are located in the United States. Through second quarter 2011, 1,800 employees were terminated worldwide. Refer to Note 14 of the Consolidated Financial Statements, on page 21, for further discussion.

In 2010, the company solicited bids for 13 U.S. terminals and certain operations in Europe (including the company’s Pembroke Refinery), the Caribbean, and select Central America and Africa markets. These sales are part of the company’s ongoing effort to concentrate downstream resources and capital on strategic, global assets. These potential market exits, dispositions of assets, and other actions may result in gains or losses in future periods. Through second quarter 2011, the company completed the sale of 10 U.S. terminals, certain marketing businesses in

Africa, LPG storage and distribution operations in China and its fuels marketing and aviation businesses in 12 countries in the Caribbean and Central America regions. In February 2011, the company announced an agreement to sell its fuels, finished lubricants and aviation fuels businesses in Spain. This sale is expected to be completed in the second half 2011 pending customary regulatory approvals. On August 1, 2011 the company completed the sale of its 220,000-barrel-per-day Pembroke Refinery and its fuels marketing and aviation assets in the United Kingdom and Ireland.

Refer to the “Results of Operations” section on pages 29 through 30 for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies. In first quarter 2010, employee-reduction programs were announced for the corporate staffs. Through the second quarter 2011, 300 employees were terminated, and it is expected that approximately 400 employees from the corporate staffs will be terminated under the programs by the end of 2011. Refer to Note 14 of the Consolidated Financial Statements, on page 21, for further discussion.

Operating Developments

Noteworthy operating developments for the upstream business in recent months included the following:

•	Kazakhstan/Russia — Marked the start of the construction phase for expansion of the Caspian Pipeline Consortium’s pipeline, which carries crude oil from western Kazakhstan to a dedicated terminal on the Black Sea. The design capacity of the pipeline will increase to 1.4 million barrels per day from its current capacity of 730,000 barrels per day. The project is planned to be implemented in three phases, with capacity increasing progressively from 2012 to 2015.

•	Australia — Received recommendation of conditional environmental approval for the Wheatstone liquefied natural gas (LNG) project from Western Australia’s Environmental Protection Authority. The company will continue negotiations to finalize the permit conditions as it works toward a final investment decision on the project in the second half of this year.

•	Australia — Signed binding Sales and Purchase Agreements with Tokyo Electric for Wheatstone LNG.

•	Bulgaria — Awarded an exploration permit for a prospective shale gas block of more than 1 million acres in northeastern Bulgaria.

•	United States — Returned to work in the Gulf of Mexico with three rigs active in the deepwater, drilling the Moccasin exploration well, the Buckskin appraisal well, and the Tahiti 2 development program. The company is also drilling on the Gulf of Mexico Shelf to test the ultra-deep gas play.

•	United States — Acquired additional acreage in the Marcellus Shale, including from Chief Oil and Gas LLC and Tug Hill, Inc., primarily in Pennsylvania.

In the downstream business, the company completed the sale of its refining, fuels marketing and aviation assets in the United Kingdom and Ireland on August 1, 2011. The company also completed the sale of its fuels-marketing and aviation businesses in three Central American countries in the second quarter 2011, as well as other assets in China and North America.

The company purchased $1 billion of its common stock in the second quarter 2011 under its share repurchase program.

Results of Operations

Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream— as well as for “All Other.” (Refer to Note 4, beginning on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

U.S. Upstream Earnings	$1,950	$1,090	$3,399	$2,246

U.S. upstream earnings of $1.95 billion in the second quarter of 2011 increased $860 million from the same period last year. The benefit of higher crude oil realizations of $900 million was partly offset by higher operating expenses of about $100 million.

Earnings for the first six months of 2011 were approximately $3.40 billion, up about $1.15 billion from the corresponding period in 2010. The benefit of higher crude oil realizations of $1.4 billion was partly offset by the effect of decreased net oil-equivalent production and higher operating expenses, each about $150 million.

The company’s average realization per barrel of crude oil and natural gas liquids in the second quarter of 2011 was $104, compared with $71 a year earlier. For the six-month periods, average realizations were about $96 and $71 for 2011 and 2010, respectively. The average natural gas realization in the second quarter 2011 was $4.35 per thousand cubic feet, compared with $4.01 in the year-ago period. The average six-month realizations were $4.20 in 2011 and $4.66 in 2010.

Net oil-equivalent production of 694,000 barrels per day in the second quarter 2011 was down 14,000 barrels per day, or about 2 percent, from a year earlier. The decrease in production was associated with normal field declines and maintenance-related downtime. Partially offsetting this decrease was production from the acquisition of Atlas Energy, Inc. and increases at Perdido in the Gulf of Mexico.

First-half 2011 production was 694,000 barrels per day, down 27,000 from the corresponding 2010 period. The decrease was associated with normal field declines and maintenance- and weather-related downtime. Partially offsetting this decrease was production from the acquisition of Atlas Energy, Inc. and the increases at Perdido in the Gulf of Mexico. The net liquids component of oil-equivalent production was 478,000 barrels per day and 480,000 barrels per day for the second quarter and six months of 2011, respectively. Those volumes were 2 percent and 3 percent lower than the corresponding 2010 periods. Net natural gas production of 1.30 billion cubic feet per day in the second quarter 2011 and 1.28 billion cubic feet per day in first half of 2011 decreased 1 percent and 5 percent from the comparative 2010 periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

International Upstream Earnings*	$4,921	$3,452	$9,449	$7,020

* Includes foreign currency effects	$ 26	$ 107	$ (90)	$ 5

International upstream earnings of $4.92 billion in the second quarter 2011 increased about $1.47 billion from the corresponding period in 2010. Higher realizations for crude oil increased earnings by about $2.3 billion. Higher operating expenses, including fuel, and exploration expenses decreased earnings by about $380 million and $160 million, respectively. Tax charges were also higher by about $150 million between periods. Foreign currency effects increased earnings by $26 million in the 2011 second quarter, compared with an increase of $107 million a year earlier.

Earnings for the first six months of 2011 were $9.45 billion, up $2.43 billion from the same period in 2010. Higher prices for crude oil increased earnings by $3.9 billion. This benefit was partly offset by higher operating expenses, including fuel, of about $700 million and tax items of about $300 million. Higher exploration expense further reduced earnings by about $200 million. Foreign currency effects reduced earnings by $90 million in the first six months of 2011, compared with an increase of $5 million a year earlier.

The average realization per barrel of crude oil and natural gas liquids in the second quarter 2011 and six-month period were $107 and $101, respectively, compared with $71 in the corresponding 2010 periods. The average natural gas realization in the 2011 second quarter was $5.49 per thousand cubic feet, up from $4.40 in the second quarter last year. Between the six-month periods, the average natural gas realization increased to $5.25 from $4.50.

International net oil-equivalent production of 2.00 million barrels per day in the second quarter 2011 decreased 38,000 barrels per day from a year ago. Production increases from project ramp-ups in Canada and Brazil were more than offset by an approximately 40,000 barrels per day negative effect of higher prices on volumes related to cost-recovery and variable-royalty contractual provisions, and normal field declines.

International net oil-equivalent production for the six-months of 2011 was 2.03 million barrels per day, down 10,000 barrels per day from the 2010 period. Production increases from project ramp-ups in Canada and Brazil were more than offset by a 36,000 barrels per day negative volume effect of higher prices related to cost-recovery and variable-royalty contractual provisions, as well as normal field declines and weather- and maintenance-related downtime.

The net liquids component of oil-equivalent production was 1.39 million barrels per day in the second quarter 2011 and 1.41 million barrels per day in the six-month period, decreases of 2 and 1 percent for the respective periods. Net natural gas production totaled 3.67 billion cubic feet per day in the second quarter 2011 and 3.75 billion cubic feet per day in the first six months, a decrease of 1 percent and an increase of 1 percent, from the respective 2010 periods.

Downstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

U.S. Downstream Earnings	$564	$433	$1,006	$515

U.S. downstream earned $564 million in the second quarter 2011, compared with earnings of $433 million a year earlier. Earnings for the first six months of 2011 were $1.01 billion, compared with $515 million in the same period of 2010. Improved margins on refined products benefited earnings by $80 million and $340 million in the second quarter and the six months in 2011, respectively. Higher earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) also increased earnings by $60 million and $140 million in the comparative periods, respectively.

Refinery crude-input of 875,000 barrels per day in the second quarter 2011 decreased 42,000 barrels per day from the year-ago period. Inputs of 877,000 barrels per day for the six months of 2011 decreased about 3 percent from the corresponding 2010 period.

Refined product sales of 1.27 million barrels per day for the quarterly period and 1.28 million barrels per day for the six-month period of 2011 declined 10 percent and 8 percent, respectively. The declines were mainly due to lower gasoline and jet fuel sales for both periods. Branded gasoline sales of 510,000 and 506,000 barrels per day for the second quarter and six months in 2011 decreased 16 percent and 15 percent, respectively, largely due to previously completed exits from selected eastern U.S. retail markets.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

International Downstream Earnings*	$480	$542	$ 660	$656

* Includes foreign currency effects.	$(94)	$131	$(132)	$ 35

International downstream operations earned $480 million in the second quarter 2011, compared with $542 million a year earlier. Improved margins on refined products benefited earnings by $200 million. However, foreign currency effects decreased earnings by $94 million in the 2011 quarter, compared with an increase of $131 million a year earlier.

Earnings for the first six months of 2011 were $660 million, compared with $656 million in the corresponding 2010 period. Higher margins benefited earnings by $250 million. Also contributing to earnings were gains on asset sales of $160 million and the absence of 2010 charges of $100 million related to employee reductions. These benefits were partly offset by unfavorable effects of derivative instruments of about $300 million. Foreign currency effects decreased earnings by $132 million in 2011, compared with a benefit of $35 million a year earlier.

Refinery crude-input of 1.02 million barrels per day in the 2011 second quarter increased 63,000 barrels per day from second quarter 2010. For the six months of 2011, crude oil inputs were 1.02 million barrels per day, up 51,000 barrels per day from the year-ago period. The increase for both comparative periods was attributable mainly to the absence of 2010 planned and unplanned refinery downtime.

Total refined product sales of 1.83 million barrels per day for the quarterly period and 1.81 million barrels per day for the first six months of 2011 were both 3 percent higher than a year earlier, mainly due to higher sales of fuel oil.

All Other

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Net Charges*	$(183)	$(108)	$(571)	$(476)

* Includes foreign currency effects	$ (13)	$ 3	$ (23)	$ 3

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels and technology companies.

Net charges in the second quarter 2011 were $183 million, compared with $108 million in the year-ago period. The change between periods was mainly due to higher corporate tax charges and employee compensation and benefit expenses. Foreign currency effects increased net charges by $13 million in the 2011 second quarter, compared with a $3 million reduction in net charges last year. For the six months of 2011, net charges were $571 million, compared with $476 million a year earlier. Net charges for employee compensation and benefits were higher in the 2011 six-month period. Foreign currency effects increased net charges by $23 million for the six months of 2011, compared with a $3 million reduction in net charges last year.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Sales and other operating revenues	$66,671	$51,051	$125,083	$97,792

Sales and other operating revenues for the quarterly and six-month periods increased $16 billion and $27 billion, respectively, mainly due to higher prices for crude oil, natural gas and refined products.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Income from equity affiliates	$1,882	$1,650	$3,569	$2,885

Income from equity affiliates increased between the quarterly and six-month periods mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan as a result of higher prices for crude oil, partly offset by an unfavorable swing in foreign currency effects at GS Caltex in South Korea.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
(Millions of dollars)

Other income	$ 395	$ 303	$ 637	$ 506

Other income for the quarterly and six month periods increased mainly due to higher gains on asset sales, partially offset by an unfavorable swing in foreign currency effects.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Purchased crude oil and products	$40,759	$30,604	$75,960	$57,748

Purchases increased $10 billion and $18 billion in the quarterly and six-month periods mainly due to higher prices for crude oil and refined products.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Operating, selling, general and administrative expenses	$6,460	$5,727	$12,623	$11,358

Operating, selling, general and administrative expenses increased $733 million between quarters and $1.27 billion between the six-month periods. Higher expenses were primarily related to fuel and employee compensation and benefits. These accounted for approximately $770 million and $1.3 billion of the increase between the quarterly and six-month periods, respectively. Increased fuel purchases reflected a new commercial arrangement that replaced a prior product exchange agreement for Upstream operations in Indonesia.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
(Millions of dollars)

Exploration expenses	$ 422	$ 212	$ 590	$ 392

The increase in exploration expenses between quarterly and six-month periods was primarily due to higher amounts for well write-offs and geological and geophysical costs.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Depreciation, depletion and amortization	$3,257	$3,142	$6,383	$6,223

The increase in the second quarter and six-month periods mainly reflected higher depreciation rates for certain oil and gas producing fields, increased accretion expense associated with higher asset retirement obligations, as well as higher upstream impairments.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Taxes other than on income	$4,843	$4,537	$9,404	$9,009

Taxes other than on income increased primarily due to higher export duties in the company’s South Africa downstream operations and higher excise taxes in the company’s China upstream operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

Income tax expense	$5,447	$3,322	$10,330	$6,392

Effective income tax rates for the 2011 and 2010 second quarters were 41 percent and 38 percent, respectively. For the year-to-date periods, the effective tax rates were 42 and 39 percent, respectively. The increase in the overall effective tax rates in both the quarterly and six-month comparisons primarily reflected higher effective tax rates in international upstream operations. For both comparative periods, the higher international upstream effective tax rates were driven primarily by a reduced effect of non-U.S. tax benefits and increased withholding taxes in the current year periods. Additionally, for the quarterly comparison, foreign currency remeasurement impacts caused an increase in the effective tax rate.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	478	488	480	496
Net natural gas production (MMCFPD)(3)	1,299	1,317	1,284	1,347
Net oil-equivalent production (MBOEPD)	694	708	694	721
Sales of natural gas (MMCFPD)	5,724	5,770	5,744	5,888
Sales of natural gas liquids (MBPD)	10	27	15	24
Revenue from net production
Liquids ($/Bbl)	$103.63	$70.69	$96.39	$70.61
Natural gas ($/MCF)	$4.35	$4.01	$4.20	$4.66
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,388	1,422	1,408	1,425
Net natural gas production (MMCFPD)(3)	3,670	3,699	3,748	3,711
Net oil-equivalent production (MBOEPD)(3)(4)	2,000	2,038	2,033	2,043
Sales of natural gas (MMCFPD)	4,386	4,740	4,412	4,430
Sales of natural gas liquids (MBPD)	23	29	24	28
Revenue from liftings
Liquids ($/Bbl)	$106.84	$71.44	$100.99	$70.75
Natural gas ($/MCF)	$5.49	$4.40	$5.25	$4.50
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(4)	2,694	2,746	2,727	2,764
U.S. Downstream
Gasoline sales (MBPD)(5)	655	737	653	726
Other refined product sales (MBPD)	614	670	622	652

Total refined product sales (MBPD)	1,269	1,407	1,275	1,378
Sales of natural gas liquids (MBPD)	152	144	145	141
Refinery input (MBPD)	875	917	877	903
International Downstream
Gasoline sales (MBPD)(5)	374	440	388	413
Other refined product sales (MBPD)	882	794	844	796
Share of affiliate sales (MBPD)	572	541	574	542

Total refined product sales (MBPD)	1,828	1,775	1,806	1,751
Sales of natural gas liquids (MBPD)	68	74	67	75
Refinery input (MBPD)	1,017	954	1,024	973

(1) Includes company share of equity affiliates.
(2) MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	76	63	71	65
International	475	431	487	460
(4) Includes: Canada — synthetic oil	41	16	38	20
Venezuela affiliate — synthetic oil	31	29	31	29
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $18.0 billion at June 30, 2011, up $0.9 billion from year-end 2010. Cash provided by operating activities in the first six months of 2011 was $20.5 billion, compared with $15.1 billion in the year-ago period. Cash provided by operating activities during the first half of 2011 was more than sufficient to fund the company’s $12.8 billion capital and exploratory program, pay $3 billion of dividends to shareholders and repurchase $1.75 billion of common stock. In addition, the company completed the $4.5 billion acquisition of Atlas Energy, Inc., primarily funded from the company’s operating cash flows.

Dividends The company paid dividends of $3.0 billion to common stockholders during the first six months of 2011. In July 2011, the company declared a quarterly dividend of 78 cents per common share payable in September 2011.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $11.5 billion at both June 30, 2011 and December 31, 2010.

In July 2011, the company called $1.5 billion of bonds due to mature in March 2012.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $7.3 billion at June 30, 2011 and $5.6 at December 31, 2010. Of this amount, $5.4 billion was reclassified to long-term at both June 30, 2011 and December 31, 2010. At June 30, 2011, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At June 30, 2011, the company had $6.0 billion in committed credit facilities with various major banks, expiring in May 2013, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on London Interbank Offered Rate (LIBOR) or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2011. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Stock Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During second quarter 2011, the company purchased 9.7 million common shares for $1 billion. From the inception of the program through second quarter 2011, the company had purchased 26.1 million shares for $2.5 billion.

Noncontrolling Interests The company had noncontrolling interests of $777 million and $730 million at June 30, 2011 and December 31, 2010, respectively. Distributions to noncontrolling interests totaled $28 million during the first six months of 2011.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.5 at June 30, 2011, and 1.7 at December 31, 2010. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2011, the book value of inventory was lower than replacement costs.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 9.1 percent at June 30, 2011, and 9.8 percent at year-end 2010.

Pension Obligations At the end of 2010, the company estimated it would contribute $950 million to employee pension plans during 2011 (composed of $650 million for the U.S. plans and $300 million for the international plans). Through June 30, 2011, a total of $557 million was contributed (including $374 million to the U.S. plans). In July 2011, the company contributed $750 million to the U.S. plans. Total contributions for the full year are currently estimated to be $1.45 billion ($1.15 billion for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $13.4 billion in the first six months of 2011, compared with $9.4 billion in the corresponding 2010 period. The amounts included the company’s share of affiliates’ expenditures of about $600 million in both the 2011 and 2010 periods, respectively. Expenditures for upstream projects in the first six months of 2011 were about $12.1 billion, representing 91 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Millions of dollars)

United States
Upstream	$3,298	$679	$4,281	$1,532
Downstream	301	331	532	603
All Other	310	68	346	102

Total United States	3,909	1,078	5,159	2,237

International
Upstream	4,187	3,743	7,861	6,772
Downstream	245	218	366	412
All Other	2	4	3	4

Total International	4,434	3,965	8,230	7,188

Worldwide	$8,343	$5,043	$13,389	$9,425

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

In September 2010, Chevron submitted its position on damages, asserting that no amount should be assessed against it. The plaintiffs’ submission, which relied in part on the mining engineer’s report, took the position that damages are between approximately $16 billion and $76 billion and that unjust enrichment should be assessed in an amount between approximately $5 billion and $38 billion. The next day, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment. Chevron petitioned to have that order declared a nullity in light of Chevron’s prior recusal petition, and because procedural and evidentiary matters remained unresolved. In October 2010, Chevron’s motion to recuse the judge was granted. A new judge took charge of the case and revoked the prior judge’s order closing the evidentiary phase of the case. On December 17, 2010, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. The defendents appealed the preliminary injunction to the U.S. Court of Appeals for the Second Circuit. The Federal District Court has set a trial date of November 14, 2011 for Chevron’s claim for declaratory relief.

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

Guarantees The company and its subsidiaries have certain other contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or third parties. Under the terms of the guarantee arrangements, the company would generally be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements may have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral.

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

The company would be required to perform if the indemnified liabilities become actual losses. Were that to occur, the company could be required to make future payments up to $300 million. Through the end of June 2011, the company had paid $48 million under these indemnities and continues to be obligated for possible additional indemnification payments in the future.

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

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2011. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001 and Saudi Arabia — 2003.

Settlement of open tax years, as well as tax issues in other countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron’s refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a final judgment and peremptory writ ordering the City to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. On May 23, 2011, the company filed an application with the City Planning Department for a conditional use permit for a revised project to complete construction of the hydrogen plant, certain sulfur removal facilities and related infrastructure. On June 10, 2011, the City published its Notice of Preparation of the revised EIR for the project. The revised and recirculated EIR is intended to comply with the appeals court decision. Management believes the outcomes associated with the project are uncertain. Due to the uncertainty of the company’s future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, can be made at this time. However, the company’s ultimate exposure may be significant to net income in any one future period.

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

New Accounting Standards

Refer to Note 13, on page 21 in the Notes to Consolidated Financial Statements, for information regarding new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2011, does not differ materially from that discussed under Item 7A of Chevron’s 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2011, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

In September 2010, Chevron submitted its position on damages, asserting that no amount should be assessed against it. The plaintiffs’ submission, which relied in part on the mining engineer’s report, took the position that damages are between approximately $16 billion and $76 billion and that unjust enrichment should be assessed in an amount between approximately $5 billion and $38 billion. The next day, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment. Chevron petitioned to have that order declared a nullity in light of Chevron’s prior recusal petition, and because procedural and evidentiary matters remained unresolved. In October 2010, Chevron’s motion to recuse the judge was granted. A new judge took charge of the case and revoked the prior judge’s order closing the evidentiary phase of the case. On December 17, 2010, the judge issued an order closing the evidentiary phase of the case and notifying the parties that he had requested the case file so that he could prepare a judgment.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. The defendents appealed the preliminary injunction to the U.S. Court of Appeals for the Second Circuit. The Federal District Court has set a trial date of November 14, 2011 for Chevron’s claim for declaratory relief.

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

Government Proceedings On January 7, 2011, the South Coast Air Quality Management District (SCAQMD) issued a Notice of Violation (NOV) to the company’s Huntington Beach, California, terminal seeking a civil penalty for alleged violations involving the repair of two holes in the roof of a tank at the terminal. Based on a July 8, 2011 settlement communication with the SCAQMD, it appears that the resolution of this NOV will result in the payment of a civil penalty exceeding $100,000.

On August 2, 2011, the Bay Area Air Quality Management District (BAAQMD) and the company executed a settlement regarding the company’s Richmond Refinery for alleged violations of BAAQMD’s regulations governing flaring. The settlement agreement contains a $170,000 civil penalty assessment.

On June 14, 2011, after a contested hearing, the United States Department of Transportation Pipeline and Hazardous Material Safety Administration assessed Chevron Pipe Line Company a $100,000 civil penalty as the result of a violation arising out of the rupture of two pipelines by third parties. Both events occurred in 2008, with the first involving a pipeline in Hobbs, New Mexico, and the second involving a pipeline in Snyder, Texas. The penalty has been paid.

On July 15, 2011, the Maine Department of Environmental Protection and the company executed a settlement alleging violations associated with the discharge of petroleum to waters of the state from two former marketing terminals in Hampden, Maine. The settlement agreement contains a $380,000 civil penalty assessment and a cash payment of $520,000 for a supplemental environmental project.

Item 1A.	Risk Factors

Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended June 30, 2011, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)(2)	per Share	Announced Program	the Program(2)

April 1-30, 2011	2,344,910	107.33	2,329,493
May 1-31, 2011	3,637,738	103.33	3,629,337
June 1-30, 2011	3,783,218	100.28	3,739,413

Total	9,765,866	103.11	9,698,243

(1)	Includes common shares repurchased during the three-month period ended June 30, 2011, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management under long-term incentive plans and former Texaco Inc. and Unocal stock option plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended June 30, 2011.

(2)	In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases (some pursuant to a Rule 10b5-1 plan) at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of June 30, 2011, 26,106,655 shares had been acquired under this program for $2.5 billion.

Item 6.	Exhibits

Exhibit
Number	Description

(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(99.1)	Mine Safety Disclosure
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document

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
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 4, 2011

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