Form 10-Q
period 2011-09-30
CHEVRON CORP
filed 2011-11-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2011
Common stock, $.75 par value	1,991,484,388

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2011, and 2010	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2011, and 2010	4
	Consolidated Balance Sheet at September 30, 2011, and December 31, 2010	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2011, and 2010	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40-42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	44
Signature		45
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	47
Rule 13a-14(a)/15d-14(a) Certifications		48-49
Section 1350 Certifications		50-51
Exhibit 12.1		47
Exhibit 31.1		48
Exhibit 31.2		49
Exhibit 32.1		50
Exhibit 32.2		51
Exhibit 99.1
Exhibit 101 Instance Document
Exhibit 101 Schema Document
Exhibit 101 Calculation Document
Exhibit 101 Definition Link Base Document
Exhibit 101 Labels Link Base Document
Exhibit 101 Presentation Link Base Document

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

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$61,261	$48,554	$186,344	$146,346
Income from equity affiliates	2,227	1,242	5,796	4,127
Other income	944	(78)	1,581	428

Total Revenues and Other Income	64,432	49,718	193,721	150,901

Costs and Other Deductions
Purchased crude oil and products	37,600	28,610	113,560	86,358
Operating expenses	5,378	4,665	15,701	13,845
Selling, general and administrative expenses	1,115	1,181	3,415	3,359
Exploration expenses	240	420	830	812
Depreciation, depletion and amortization	3,215	3,401	9,598	9,624
Taxes other than on income*	3,544	4,559	12,948	13,568
Interest and debt expense	—	9	—	46

Total Costs and Other Deductions	51,092	42,845	156,052	127,612

Income Before Income Tax Expense	13,340	6,873	37,669	23,289
Income Tax Expense	5,483	3,081	15,813	9,473

Net Income	7,857	3,792	21,856	13,816
Less: Net income attributable to noncontrolling interests	28	24	84	87

Net Income Attributable to Chevron Corporation	$ 7,829	$ 3,768	$ 21,772	$ 13,729

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$ 3.94	$ 1.89	$ 10.93	$ 6.88
— Diluted	$ 3.92	$ 1.87	$ 10.86	$ 6.84
Dividends	$ 0.78	$ 0.72	$ 2.28	$ 2.12
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,984,643	1,997,721	1,991,091	1,996,376
— Diluted	1,998,673	2,006,785	2,005,381	2,005,677

* Includes excise, value-added and similar taxes:	$ 1,974	$ 2,182	$ 6,372	$ 6,455

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Net Income	$7,857	$3,792	$21,856	$13,816

Currency translation adjustment	(58)	46	(7)	33
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	1	3	(10)	(1)
Derivatives:
Net derivatives (loss) gain on hedge transactions	(4)	43	(4)	67
Reclassification to net income of net realized (gain) loss	(2)	4	(5)	7
Income taxes on derivatives transactions	2	(16)	3	(26)

Total	(4)	31	(6)	48
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	169	165	555	497
Actuarial gain arising during period	16	—	71	—
Prior service cost:
Amortization to net income of net prior service credits	(17)	(15)	(9)	(45)
Defined benefit plans sponsored by equity affiliates	9	8	31	22
Income taxes on defined benefit plans	(65)	(52)	(225)	(173)

Total	112	106	423	301

Other Comprehensive Gain, Net of Tax	51	186	400	381

Comprehensive Income	7,908	3,978	22,256	14,197
Comprehensive income attributable to noncontrolling interests	(28)	(24)	(84)	(87)

Comprehensive Income Attributable to Chevron Corporation	$7,880	$3,954	$22,172	$14,110

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	At September 30 2011	At December 31 2010
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$14,229	$14,060
Time deposits	5,858	2,855
Marketable securities	248	155
Accounts and notes receivable, net	20,878	20,759
Inventories:
Crude oil and petroleum products	3,961	3,589
Chemicals	508	395
Materials, supplies and other	1,603	1,509

Total inventories	6,072	5,493
Prepaid expenses and other current assets	5,740	5,519

Total Current Assets	53,025	48,841
Long-term receivables, net	2,125	2,077
Investments and advances	22,410	21,520
Properties, plant and equipment, at cost	226,536	207,367
Less: Accumulated depreciation, depletion and amortization	108,159	102,863

Properties, plant and equipment, net	118,377	104,504
Deferred charges and other assets	3,026	3,210
Goodwill	4,654	4,617
Assets held for sale	482	—

Total Assets	$204,099	$184,769

LIABILITIES AND EQUITY
Short-term debt	$245	$187
Accounts payable	20,746	19,259
Accrued liabilities	5,366	5,324
Federal and other taxes on income	4,864	2,776
Other taxes payable	1,117	1,466

Total Current Liabilities	32,338	29,012
Long-term debt	9,384	11,003
Capital lease obligations	114	286
Deferred credits and other noncurrent obligations	18,823	19,264
Noncurrent deferred income taxes	16,126	12,697
Reserves for employee benefit plans	5,638	6,696

Total Liabilities	82,423	78,958

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at September 30, 2011, and December 31, 2010)	1,832	1,832
Capital in excess of par value	15,110	14,796
Retained earnings	136,873	119,641
Accumulated other comprehensive loss	(4,066)	(4,466)
Deferred compensation and benefit plan trust	(299)	(311)
Treasury stock, at cost (451,192,192 and 435,195,799 shares at September 30, 2011, and December 31, 2010, respectively)	(28,559)	(26,411)

Total Chevron Corporation Stockholders’ Equity	120,891	105,081
Noncontrolling interests	785	730

Total Equity	121,676	105,811

Total Liabilities and Equity	$204,099	$184,769

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
Operating Activities
Net Income	$21,856	$13,816
Adjustments
Depreciation, depletion and amortization	9,598	9,624
Dry hole expense	261	381
Distributions less than income from equity affiliates	(114)	(153)
Net before-tax gains on asset retirements and sales	(1,064)	(359)
Net foreign currency effects	(160)	203
Deferred income tax provision	1,210	(60)
Net decrease (increase) in operating working capital	1,504	(132)
Increase in long-term receivables	(43)	(47)
Decrease in other deferred charges	95	48
Cash contributions to employee pension plans	(1,359)	(895)
Other	242	676

Net Cash Provided by Operating Activities	32,026	23,102

Investing Activities
Acquisition of Atlas Energy	(3,014)	—
Advance to Atlas Energy	(403)	—
Capital expenditures	(19,193)	(14,108)
Proceeds and deposits related to asset sales	2,676	543
Net purchases of time deposits	(3,004)	(3,473)
Net (purchases) sales of marketable securities	(75)	41
Repayment of loans by equity affiliates	182	169
Net sales (purchases) of other short-term investments	350	(63)

Net Cash Used for Investing Activities	(22,481)	(16,891)

Financing Activities
Net borrowings (payments) of short-term obligations	5	(169)
Proceeds from issuance of long-term debt	—	350
Repayments of long-term debt and other financing obligations	(2,755)	(107)
Cash dividends – common stock	(4,541)	(4,233)
Distributions to noncontrolling interests	(56)	(56)
Net (purchases) sales of treasury shares	(2,046)	245

Net Cash Used for Financing Activities	(9,393)	(3,970)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	38

Net Change in Cash and Cash Equivalents	169	2,279
Cash and Cash Equivalents at January 1	14,060	8,716

Cash and Cash Equivalents at September 30	$14,229	$10,995

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2011, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

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

Activity for the equity attributable to noncontrolling interests for the first nine months of 2011 and 2010 is as follows:

	2011			2010
	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$105,081	$730	$105,811	$91,914	$647	$92,561
Net income	21,772	84	21,856	13,729	87	13,816
Dividends	(4,541)	—	(4,541)	(4,233)	—	(4,233)
Distributions to noncontrolling interests	—	(56)	(56)	—	(56)	(56)
Treasury shares, net	(2,148)	—	(2,148)	280	—	280
Other changes, net*	727	27	754	553	44	597

Balance at September 30	$120,891	$785	$121,676	$102,243	$722	$102,965

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 3. Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
Increase in accounts and notes receivable	$(1,215)	$(13)
Increase in inventories	(919)	(608)
Increase in prepaid expenses and other current assets	(904)	(646)
Increase in accounts payable and accrued liabilities	2,493	718
Increase in income and other taxes payable	2,049	417

Net decrease (increase) in operating working capital	$1,504	$(132)

The “Net decrease (increase) in operating working capital” includes reductions of $132 million and $37 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2011, and 2010, respectively. These amounts are offset by an equal amount in “Net (purchases) sales of treasury shares.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$46	$92
Income taxes	12,982	9,014

The “Acquisition of Atlas Energy” reflects the $3.0 billion of cash paid for all the common shares of Atlas. An “Advance to Atlas Energy” of $403 million was made to facilitate the purchase of a 49 percent interest in Laurel Mountain Midstream LLC on the day of closing. The “Net increase in operating working capital” includes $184 million for payments made in connection with Atlas equity awards subsequent to the acquisition. Refer to Note 16, beginning on page 22 for additional discussion of the Atlas acquisition.

The “Net purchases of time deposits” consisted of the following gross amounts:

	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
Time deposits purchased	$(6,439)	$(4,868)
Time deposits matured	3,435	1,395

Net purchases of time deposits	$(3,004)	$(3,473)

The “Net (purchases) sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
Marketable securities purchased	$(113)	$—
Marketable securities sold	38	41

Net (purchases) sales of marketable securities	$(75)	$41

The “Repayments of long-term debt and other financing obligations” includes $761 million for repayment of Atlas debt and $271 million for payoff of the Atlas revolving credit facility.

The “Net (purchases) sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $3.01 billion and $13.5 million in the first nine months of 2011 and 2010, respectively. During the first nine months of 2011, the company purchased 30.0 million common shares for $3.0 billion under its ongoing share repurchase program. No purchases were made under the company’s share repurchase program in the 2010 period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
Additions to properties, plant and equipment	$18,458	$13,242
Additions to investments	639	617
Current year dry hole expenditures	217	348
Payments for other liabilities and assets, net	(121)	(99)

Capital expenditures	19,193	14,108
Expensed exploration expenditures	569	431
Assets acquired through capital lease obligations	5	56

Capital and exploratory expenditures, excluding equity affiliates	19,767	14,595
Company’s share of expenditures by equity affiliates	1,035	942

Capital and exploratory expenditures, including equity affiliates	$20,802	$15,537

Note 4. Operating Segments and Geographic Data

Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments” as defined in accounting standards for segment reporting (ASC 280). Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids project. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. All Other activities of the company include mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, and alternative fuels and technology companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2011, and 2010, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Segment Earnings	2011	2010	2011	2010
	(Millions of dollars)
Upstream
United States	$1,508	$946	$4,907	$3,192
International	4,693	2,618	14,142	9,638

Total Upstream	6,201	3,564	19,049	12,830

Downstream
United States	704	349	1,710	864
International	1,282	216	1,942	872

Total Downstream	1,986	565	3,652	1,736

Total Segment Earnings	8,187	4,129	22,701	14,566

All Other
Interest Expense	—	(7)	—	(37)
Interest Income	19	16	56	49
Other	(377)	(370)	(985)	(849)

Net Income Attributable to Chevron Corporation	$7,829	$3,768	$21,772	$13,729

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2011, and December 31, 2010, are as follows:

	At September 30 2011	At December 31 2010
Segment Assets
	(Millions of dollars)
Upstream
United States	$36,486	$26,319
International	95,603	89,306
Goodwill	4,654	4,617

Total Upstream	136,743	120,242

Downstream
United States	21,005	21,406
International	20,476	20,559

Total Downstream	41,481	41,965

Total Segment Assets	178,224	162,207

All Other
United States	9,364	11,125
International	16,511	11,437

Total All Other	25,875	22,562

Total Assets — United States	66,855	58,850
Total Assets — International	132,590	121,302
Goodwill	4,654	4,617

Total Assets	$204,099	$184,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2011, and 2010, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities, energy services and technology companies.

Sales and Other Operating Revenues

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Upstream
United States	$6,891	$5,892	$20,914	$18,207
International	13,758	9,984	41,165	29,642

Subtotal	20,649	15,876	62,079	47,849
Intersegment Elimination — United States	(4,397)	(3,299)	(13,559)	(10,142)
Intersegment Elimination — International	(8,608)	(5,623)	(26,258)	(17,141)

Total Upstream	7,644	6,954	22,262	20,566

Downstream
United States	23,128	18,438	69,174	55,378
International	30,407	23,042	94,644	70,102

Subtotal	53,535	41,480	163,818	125,480
Intersegment Elimination — United States	(20)	(31)	(63)	(80)
Intersegment Elimination — International	(22)	(27)	(73)	(75)

Total Downstream	53,493	41,422	163,682	125,325

All Other
United States	401	413	1,163	1,088
International	12	13	34	46

Subtotal	413	426	1,197	1,134
Intersegment Elimination — United States	(278)	(239)	(766)	(652)
Intersegment Elimination — International	(11)	(9)	(31)	(27)

Total All Other	124	178	400	455

Sales and Other Operating Revenues
United States	30,420	24,743	91,251	74,673
International	44,177	33,039	135,843	99,790

Subtotal	74,597	57,782	227,094	174,463
Intersegment Elimination — United States	(4,695)	(3,569)	(14,388)	(10,874)
Intersegment Elimination — International	(8,641)	(5,659)	(26,362)	(17,243)

Total Sales and Other Operating Revenues	$61,261	$48,554	$186,344	$146,346

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

	000,000	000,000
	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
Sales and other operating revenues	$143,005	$107,595
Costs and other deductions	135,240	103,433
Net income attributable to CUSA	5,734	3,130
	000,000	000,000
	At September 30	At December 31
	2011	2010
	(Millions of dollars)
Current assets	$34,995	$29,211
Other assets	45,290	35,294
Current liabilities	20,084	18,098
Other liabilities	24,587	16,785

Total CUSA net equity	$35,614	$29,622

Memo: Total debt	$14,382	$8,284

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

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Sales and other operating revenues	$182	$200	$604	$694
Costs and other deductions	232	228	721	755
Net loss attributable to CTC	(47)	(28)	(114)	(54)

	At September 30 2011	At December 31 2010
	(Millions of dollars)
Current assets	$15	$209
Other assets	248	201
Current liabilities	77	101
Other liabilities	65	75

Total CTC net equity	$121	$234

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Income Taxes

Taxes on income for the third quarter and first nine months of 2011 were $5.5 billion and $15.8 billion, respectively, compared with $3.1 billion and $9.5 billion for the corresponding periods in 2010. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the third quarters of 2011 and 2010 were 41 percent and 45 percent, respectively. For the comparative nine-month periods, the effective tax rates were 42 percent and 41 percent, respectively.

The decrease in the effective tax rate between quarterly periods was primarily due to foreign currency remeasurement impacts. An impact from lower utilization of non-U.S. tax credits and the enactment of higher tax rates in the United Kingdom was essentially offset by the effect of non-recurring items, including the sale of non-U.S. assets. For the nine-month comparison, the increase in the effective tax rate was mainly due to lower utilization of non-U.S. tax credits and higher United Kingdom tax rates, which were partially offset by the effects of non-U.S. asset sales and foreign currency remeasurement impacts between periods.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2011. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001 and Saudi Arabia — 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2011 and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Pension Benefits	(Millions of dollars)
United States
Service cost	$94	$85	$281	$253
Interest cost	116	121	347	364
Expected return on plan assets	(154)	(135)	(460)	(404)
Amortization of prior service credits	(2)	(1)	(6)	(5)
Amortization of actuarial losses	77	79	232	238
Settlement losses	52	55	196	165

Total United States	183	204	590	611

International
Service cost	44	38	132	114
Interest cost	81	78	243	230
Expected return on plan assets	(71)	(60)	(208)	(180)
Amortization of prior service costs	3	5	15	16
Amortization of actuarial losses	23	24	79	74
Curtailment losses	—	—	36	—

Total International	80	85	297	254

Net Periodic Pension Benefit Costs	$263	$289	$887	$865

Other Benefits*
Service cost	$14	$10	$44	$29
Interest cost	46	45	136	131
Amortization of prior service credits	(18)	(19)	(54)	(56)
Amortization of actuarial losses	17	7	48	20

Net Periodic Other Benefit Costs	$59	$43	$174	$124

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2010, the company estimated it would contribute $950 million to employee pension plans during 2011 (composed of $650 million for the U.S. plans and $300 million for the international plans). Through September 30, 2011, a total of $1.36 billion was contributed (including $1.14 billion to the U.S. plans). Total contributions for the full year are currently estimated to be $1.45 billion ($1.15 billion for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first nine months of 2011, the company contributed $150 million to its OPEB plans. The company anticipates contributing about $75 million during the remainder of 2011.

Note 9. Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 18 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

On February 14, 2011, the Provincial Court in Lago Agrio rendered an adverse judgment in the case. The Provincial Court rejected Chevron’s defenses to the extent the Court addressed them in its opinion. The judgment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessed approximately $8.6 billion in damages and approximately $0.9 billion as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within fifteen days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. Chevron continues to believe the Court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador. Chevron will continue a vigorous defense of any imposition of liability. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions as a result of this judgment to be brought in other jurisdictions. Chevron expects to contest any such actions.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s claim for declaratory relief that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit’s opinion will be forthcoming.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. Through the end of September 2011, the company had paid $48 million under these indemnities and continues to be obligated up to $250 million for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for recurring assets and liabilities measured at fair value at September 30, 2011 and December 31, 2010, is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(Millions of dollars)

	At September 30, 2011				At December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$248	$248	$—	$—	$155	$155	$—	$—
Derivatives	165	55	110	—	122	11	111	—

Total Assets at Fair Value	$413	$303	$110	$—	$277	$166	$111	$—

Derivatives	$71	$64	$7	$—	$171	$75	$96	$—

Total Liabilities at Fair Value	$71	$64	$7	$—	$171	$75	$96	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets and liabilities. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2011.

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

The fair value hierarchy for nonrecurring assets and liabilities measured at fair value at September 30, 2011, is as follows:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

(Millions of dollars)

	At September 30, 2011
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Nine Months Ended
Properties, plant and equipment, net (held and used)	$22	$—	$—	$22	$36	$86
Properties, plant and equipment, net (held for sale)	—	—	—	—	39	49
Investments and advances	—	—	—	—	11	14

Total Assets at Fair Value	$22	$—	$—	$22	$86	$149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments of “Properties, plant and equipment” The company did not have any material long-lived assets measured at fair value on a nonrecurring basis to report in 2011. The fair values were determined from internal cash flow models, using discount rates consistent with those used by the company to evaluate cash flows of other assets of a similar nature. The losses on assets held for sale during third quarter 2011 were the result of an offer tendered to a prospective buyer.

Impairments of “Investments and advances” The company did not have any material investments and advances measured at fair value on a nonrecurring basis to report in the third quarters 2011 and 2010. The fair values were determined from internal cash flow models, using discount rates consistent with those used by the company to evaluate cash flows of other investments of a similar nature.

Assets and Liabilities not Required to be Measured at Fair Value The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $14.2 billion and $14.1 billion at September 30, 2011, and December 31, 2010, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days, and had carrying/fair values of $5.9 billion and $2.9 billion at September 30, 2011, and December 31, 2010, respectively. The fair values of cash, cash equivalents and bank time deposits reflect the cash that would have been received if the instruments were settled at September 30, 2011.

“Cash and cash equivalents” do not include investments with a carrying/fair value of $505 million and $855 million at September 30, 2011, and December 31, 2010, respectively. At September 30, 2011, these investments include restricted funds related to various U.S. refinery projects, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $4.1 billion and $5.6 billion at September 30, 2011, and December 31, 2010 had estimated fair values of $4.9 billion and $6.3 billion, respectively.

The carrying values of short-term financial assets and liabilities on the consolidated balance sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2011 and 2010 were not material.

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

Derivative instruments measured at fair value at September 30, 2011, and December 31, 2010, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments

(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At September 30 2011	At December 31 2010
Commodity	Accounts and notes receivable, net	$101	$58
Commodity	Long-term receivables, net	64	64

Total Assets at Fair Value		$165	$122

Commodity	Accounts payable	$42	$131
Commodity	Deferred credits and other noncurrent obligations	29	40

Total Liabilities at Fair Value		$71	$171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments

(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of Contract	Statement of Income Classification	2011	2010	2011	2010
Commodity	Sales and other operating revenues	$130	$(58)	$(194)	$94
Commodity	Purchased crude oil and products	(11)	(12)	20	(38)
Commodity	Other income	3	7	1	(2)

		$122	$(63)	$(173)	$54

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

Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment (ASU 2011-08) In September 2011, the FASB issued ASU 2011-08, which becomes effective for the company on January 1, 2012. The standard simplifies how companies test goodwill for impairment. The company does not anticipate any impact to its results of operations, financial position or liquidity when the guidance becomes effective.

Note 14. Restructuring and Reorganization Costs

In the first quarter 2010, the company announced employee reduction programs related to the restructuring and reorganization of its downstream businesses and corporate staffs. Total employee terminations under the programs are currently expected to be approximately 2,900 employees. About 1,300 of the affected employees are located in the United States. About 2,300 employees have been terminated through September 30, 2011, and the programs are expected to be substantially completed by the end of 2011.

A before-tax charge of $244 million was recorded in first quarter 2010 associated with these programs, of which $138 million remained outstanding at December 31, 2010. During the first nine months of 2011, the company made payments of $62 million associated with these liabilities. The majority of the payments were in Downstream. The balance at September 30, 2011, was classified as a current liability on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at December 31, 2010	$138
Adjustment	(21)
Payments	(62)

Balance at September 30, 2011	$55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Assets Held For Sale

At September 30, 2011, the company classified $0.5 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and midstream assets that are anticipated to be sold in 2011. The company’s Pembroke Refinery and other downstream assets in the United Kingdom and Ireland, previously classified as “held for sale”, were divested on August 1, 2011. The revenues and earnings contributions of these assets in the first nine months of 2011 were not material.

Note 16. Acquisition of Atlas Energy, Inc.

On February 17, 2011, the company acquired Atlas Energy, Inc. (Atlas), which held one of the premier acreage positions in the Marcellus Shale, concentrated in southwestern Pennsylvania. The aggregate purchase price of Atlas was approximately $4.5 billion, which included approximately $3.0 billion cash for all the common shares of Atlas, a $403 million cash advance to facilitate Atlas’ purchase of a 49 percent interest in Laurel Mountain Midstream LLC and about $1.1 billion of assumed debt. Subsequent to the close of the transaction, the company paid off the assumed debt and made payments of $184 million in connection with Atlas equity awards. As part of the acquisition, Chevron assumed the terms of a carry arrangement whereby Reliance Marcellus, LLC funds 75 percent of Chevron’s drilling costs, up to $1.3 billion.

The acquisition was accounted for as a business combination (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Provisional fair value measurements were made in the first quarter 2011 for acquired assets and assumed liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. No adjustments to the provisional measurements were made in the third quarter 2011. The company expects the measurement process will be finalized by the end of 2011.

Proforma financial information is not presented as it would not be materially different from the information presented in the Consolidated Statement of Income.

The following table summarizes the provisional measurement of the assets acquired and liabilities assumed:

At February 17, 2011
(Millions of dollars)
Current assets	$150
Investments and long-term receivables	456
Properties	6,051
Goodwill	39
Other assets	5

Total assets acquired	6,701

Current liabilities	(560)
Long-term debt and capital leases	(761)
Deferred income taxes	(1,918)
Other liabilities	(25)

Total liabilities assumed	(3,264)

Net assets acquired	$3,437

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

Third Quarter 2011 Compared with Third Quarter 2010

And Nine Months 2011 Compared with Nine Months 2010

Key Financial Results

Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Upstream
United States	$1,508	$946	$4,907	$3,192
International	4,693	2,618	14,142	9,638

Total Upstream	6,201	3,564	19,049	12,830

Downstream
United States	704	349	1,710	864
International	1,282	216	1,942	872

Total Downstream	1,986	565	3,652	1,736

Total Segment Earnings	8,187	4,129	22,701	14,566
All Other	(358)	(361)	(929)	(837)

Net Income Attributable to Chevron Corporation(1)(2)	$7,829	$3,768	$21,772	$13,729

(1) Includes foreign currency effects	$449	$(367)	$204	$(324)
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the third quarter 2011 was $7.8 billion ($3.92 per share — diluted), compared with $3.8 billion ($1.87 per share — diluted) in the corresponding 2010 period. Net income attributable to Chevron Corporation for the first nine months of 2011 was $21.8 billion ($10.86 per share — diluted), versus $13.7 billion ($6.84 per share — diluted) in the first nine months of 2010.

Upstream earnings in the third quarter 2011 were $6.2 billion, compared with $3.6 billion in the 2010 quarter. Earnings for the first nine months of 2011 were $19.0 billion, versus $12.8 billion a year earlier. The increase between the comparative periods was mainly due to higher crude oil realizations.

Downstream earnings were $2.0 billion in the third quarter 2011, compared with $565 million in the year-earlier period. Earnings for the first nine months of 2011 were $3.7 billion, versus $1.7 billion in the corresponding 2010 period. The increase between the comparative periods was primarily associated with gains on asset sales and improved margins on refined products. Higher earnings from chemicals operations — primarily from the 50 percent-owned Chevron Phillips Chemical Company LLC — also contributed to the increase for the nine-month comparative period.

Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2011 versus the same periods in 2010.

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

The following chart shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil, Brent crude oil and U.S. Henry Hub natural gas. The WTI price averaged $79 per barrel for the full-year 2010. During the first nine months of 2011, WTI averaged $95 and ended October at $93. The Brent price averaged $80 per barrel for the full-year 2010. During the first nine months of 2011, Brent averaged $112 and ended October at $110. The majority of the company’s equity crude production is priced based on the Brent benchmark. Recently, due to excess supply of WTI, WTI has traded at a discount to Brent.

A differential in crude oil prices also exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand, which is a function of the number of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in the first nine months of 2011 primarily due to rising diesel prices and lower availability of light, sweet crude oil due to supply disruptions in Libya. Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $4.20 per thousand cubic feet (MCF) in the first nine months of 2011, compared with $4.60 during the first nine months of 2010. At the end of October 2011, the Henry Hub spot price was $3.66 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America and the level of inventory in underground storage.

Certain international natural gas markets in which the company operates have different supply, demand and regulatory circumstances, which historically have resulted in lower average sales prices for the company’s production of natural gas in these locations. In some of these locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets where prices are higher. International natural gas realizations averaged $5.30 per MCF during the first nine months of 2011, compared with $4.60 in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first nine months of 2011 averaged 2.684 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first nine months of 2011 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the first nine months of 2011 and 2010. At the latest meeting in June 2011, members of OPEC supported maintaining production quotas in effect since December 2008.

Third quarter 2011 oil-equivalent production of 2.599 million barrels per day was negatively impacted by planned turnarounds, as well as unplanned tropical storm related downtime and the effects of damage to a third-party pipeline in Thailand. The company expects oil-equivalent production to increase by 100,000 to 150,000 barrels per day between the third and fourth quarters of 2011, reflecting the completion of repairs and planned turnarounds, as well as new production. This estimate is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on volumes produced under cost-recovery and variable-royalty contract provisions, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. Beyond 2011, the outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

Gulf of Mexico Update The company has three drillships operating in the deepwater Gulf of Mexico and a fourth drillship is expected to begin operating in the fourth quarter 2011. The company has received approval of several exploration plan and drilling permit applications for the Gulf of Mexico in 2011.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Asia and southern Africa. Chevron operates or has significant ownership interests in refineries in each of these areas. In the first nine months of 2011, the company’s margins improved over 2010, supported by higher global product demand and tighter global refined product supplies.

In first quarter 2010, the company announced that its downstream businesses would be restructured to improve operating efficiency and achieve sustained improvement in financial performance. As part of this restructuring, employee-reduction programs were announced for the United States and international downstream operations. Approximately 2,500 employees in the downstream operations are expected to be terminated under these programs and substantially all will be terminated by the end of 2011. About 900 of the affected employees are located in the United States. Through third quarter 2011, 2,000 employees were terminated worldwide. Refer to Note 14 of the Consolidated Financial Statements, on page 21, for further discussion.

In 2010, the company solicited bids for 13 U.S. terminals and certain operations in Europe (including the company’s Pembroke Refinery), the Caribbean, and select Central America and Africa markets. These sales are part of the company’s ongoing effort to concentrate downstream resources and capital on strategic, global assets. Through third quarter 2011, the company completed the sale of 12 U.S. terminals, certain marketing businesses in Africa, LPG storage and distribution operations in China, and its fuels marketing and aviation businesses in 15 countries in the Caribbean and Central America regions. In February 2011, the company announced an agreement to sell its fuels, finished lubricants and aviation fuels businesses in Spain. This sale is expected to be completed in the first quarter 2012 pending customary regulatory approvals. On August 1, 2011 the company completed the sale of its 220,000-barrel-per-day Pembroke Refinery and its fuels marketing and aviation assets in the United Kingdom and Ireland.

Refer to the “Results of Operations” section on pages 29 through 30, for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, and alternative fuels and technology companies. In first quarter 2010, employee-reduction programs were announced for the corporate staffs. Through the third quarter 2011, 300 employees were terminated, and it is expected that approximately 400 employees from the corporate staffs will be terminated under the programs by the end of 2011. Refer to Note 14 of the Consolidated Financial Statements, on page 21, for further discussion.

Operating Developments

Noteworthy operating developments for the upstream business in recent months included the following:

•	Australia — Reached final investment decision on the Wheatstone liquefied natural gas (LNG) project.

•	Australia — Signed binding Sales and Purchase Agreement with Kyushu Electric for Wheatstone LNG and for Kyushu Electric to acquire an equity share in the field licenses and LNG facilities.

•

Australia — Announced two deepwater natural gas discoveries in the Carnarvon Basin offshore Western Australia, Acme West-1 and Acme West-2 in 67 percent-owned Block WA-205-P. These discoveries are expected to help underpin potential expansion opportunities at the Wheatstone LNG facilities.

•	Thailand — Announced first gas at the Platong Gas II natural gas development in the Gulf of Thailand.

•	United Kingdom — Reached final investment decision for the Clair Ridge project in the North Sea.

•	United States — Announced a new oil discovery at the Moccasin prospect in the deepwater Gulf of Mexico.

•	United States — Reached final investment decision for the Tubular Bells project in the deepwater Gulf of Mexico.

In the downstream business, the company completed the sale of its refining, fuels marketing and aviation assets in the United Kingdom and Ireland on August 1, 2011. The company also completed the sale of certain other fuels marketing and aviation businesses in the Caribbean and South America in the third quarter 2011.

The company purchased $1.25 billion of its common stock in the third quarter 2011 under its share repurchase program.

Results of Operations

Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 4, beginning on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
U.S. Upstream Earnings	$1,508	$946	$4,907	$3,192

U.S. upstream earnings of $1.51 billion in the third quarter of 2011 increased $562 million from the same period last year. The benefit of higher crude oil realizations of $750 million was partly offset by decreased net oil-equivalent production of about $130 million.

Earnings for the first nine months of 2011 were approximately $4.91 billion, up about $1.72 billion from the corresponding period in 2010. The benefit of higher crude oil realizations of $2.2 billion was partly offset by the effect of decreased net oil-equivalent production of about $300 million and higher operating expenses of about $150 million.

The company’s average realization per barrel of crude oil and natural gas liquids in the third quarter of 2011 was $97, up from $69 a year earlier. For the nine-month periods, average realizations were about $97 and $70 for 2011 and 2010, respectively. The average natural gas realization in the third quarter 2011 was $4.14 per thousand cubic feet, compared with $4.06 in the year-ago period. The average nine-month realizations were $4.18 in 2011 and $4.47 in 2010.

Net oil-equivalent production of 662,000 barrels per day in the third quarter 2011 was down 30,000 barrels per day, or about 4 percent, from a year earlier. The decrease in production was associated with normal field declines and tropical storm and maintenance-related downtime. Partially offsetting this decrease was production from the acquisition of Atlas Energy, Inc. in the first quarter 2011 and increases at the Perdido project in the Gulf of Mexico.

Nine months 2011 production was 684,000 barrels per day, down 27,000 from the corresponding 2010 period. The decrease was associated with normal field declines and maintenance-related downtime. Partially offsetting this decrease was production from the acquisition of Atlas Energy, Inc. and increases at the Perdido project in the Gulf of Mexico. The net liquids component of oil-equivalent production was 453,000 barrels per day and 471,000 barrels per day for the third quarter and nine months of 2011, respectively. Those volumes were 6 percent and 4 percent lower than the corresponding 2010 periods. Net natural gas production of 1.26 billion cubic feet per day in the third quarter 2011 remained flat compared with the year-ago period, and decreased 3 percent to 1.28 billion cubic feet per day in the nine-month comparative period.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
International Upstream Earnings*	$4,693	$2,618	$14,142	$9,638

* Includes foreign currency effects	$304	$(245)	$214	$(240)

International upstream earnings of $4.69 billion in the third quarter 2011 increased $2.08 billion from the corresponding period in 2010. The benefit of higher crude oil realizations of about $1.9 billion was partly offset by higher tax charges of about $500 million. Other items of lesser significance were largely offsetting. Foreign currency effects increased earnings by $304 million in the 2011 third quarter, compared with a decrease of $245 million a year earlier.

Earnings for the first nine months of 2011 were $14.14 billion, up $4.50 billion from the same period in 2010. Higher prices for crude oil increased earnings by $5.8 billion. This benefit was partly offset by higher operating expenses, including fuel, of about $800 million, and higher tax items of about $800 million. Foreign currency effects increased earnings by $214 million in the first nine months of 2011, compared with a decrease of $240 million a year earlier.

The average realization per barrel of crude oil and natural gas liquids in the third quarter 2011 and nine-month period were $103 and $102, respectively, compared with about $70 in the corresponding 2010 periods. The average natural gas realization per thousand cubic feet in the 2011 third quarter and nine-month period were $5.50 per thousand cubic feet and $5.33, respectively, compared with $4.73 and $4.58 in the corresponding 2010 periods.

International net oil-equivalent production of 1.94 million barrels per day in the third quarter 2011 decreased 109,000 barrels per day from a year ago. Production increases from project ramp-ups in Canada and Brazil were more than offset by maintenance-related downtime, an approximate 39,000 barrels per day negative effect of higher prices on volumes produced under cost-recovery and variable-royalty contract provisions, and normal field declines. The maintenance-related downtime included the effects of damage to a third-party pipeline in Thailand, since remediated, which resulted in the shut-in of production.

International net oil-equivalent production for the nine-months of 2011 was 2.00 million barrels per day, down 44,000 barrels per day from the 2010 period. Production increases from project ramp-ups in Canada and Brazil were more than offset by an approximate 37,000 barrels per day negative effect of higher prices on volumes produced under cost-recovery and variable-royalty contract provisions, as well as normal field declines and maintenance-related downtime. The maintenance-related downtime included the effects of damage to a third-party pipeline in Thailand, since remediated, which resulted in the shut-in of production.

The net liquids component of oil-equivalent production was 1.35 million barrels per day in the third quarter 2011 and 1.39 million barrels per day in the nine-month period, decreases of 5 and 2 percent for the respective periods. Net natural gas production totaled 3.50 billion cubic feet per day in the third quarter 2011 and 3.66 billion cubic feet per day in the first nine months, a decrease of 7 percent and 2 percent, from the respective 2010 periods.

Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
U.S. Downstream Earnings	$704	$349	$1,710	$864

U.S. downstream earned $704 million in the third quarter 2011, compared with earnings of $349 million a year earlier. Earnings mainly benefited from improved margins on refined product sales of $260 million and lower operating expenses of $40 million.

Earnings for the first nine months of 2011 were $1.71 billion, compared with $864 million in the same period of 2010. Earnings benefited by $600 million from improved margins on refined products, $180 million from higher earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC, and $120 million from lower operating expenses.

Refinery crude-input of 897,000 barrels per day in the third quarter 2011 increased 17,000 barrels per day from the year-ago period. Inputs of 883,000 barrels per day for the nine months of 2011 decreased about 1 percent from the corresponding 2010 period.

Refined product sales of 1.25 million barrels per day for the quarterly period and 1.27 million barrels per day for the nine-month period of 2011 both declined 7 percent. The declines were mainly due to lower gas oil, kerosene, and gasoline sales for both periods. Branded gasoline sales of 529,000 and 514,000 barrels per day for the third quarter and nine months in 2011 decreased 8 percent and 12 percent, respectively, due to weaker demand and previously announced exits from selected eastern U.S. retail markets in both comparative periods.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
International Downstream Earnings*	$1,282	$216	$1,942	$872

* Includes foreign currency effects	$148	$(118)	$16	$(83)

International downstream operations earned $1.28 billion in the third quarter 2011, compared with $216 million a year earlier. Earnings benefited from gains on asset sales, including approximately $500 million from the sale of the Pembroke Refinery and related marketing assets in the United Kingdom and Ireland. Also contributing to earnings were improved refined product margins of $100 million in the 2011 third quarter. Foreign currency effects increased earnings by $148 million in the 2011 quarter, compared with a decrease of $118 million a year earlier.

Earnings for the first nine months of 2011 were $1.94 billion, compared with $872 million in the corresponding 2010 period. Gains on asset sales benefited earnings by $720 million. Also contributing to earnings were improved margins of $380 million and the absence of 2010 charges of $110 million related to employee reductions. These benefits were partly offset by unfavorable effects of derivative instruments of about $240 million and higher operating expenses of $200 million. Foreign currency effects increased earnings by $16 million in 2011, compared with a decrease of $83 million a year earlier.

Refinery crude-input of 882,000 barrels per day in the 2011 third quarter decreased 145,000 barrels per day from third quarter 2010. For the nine months of 2011, crude oil inputs were 977,000 barrels per day, down 14,000 barrels per day from the year-ago period. The decrease for both comparative periods was attributable mainly to the sale of the Pembroke Refinery on August 1, 2011.

Total refined product sales of 1.59 million barrels per day for the quarterly period and 1.73 million barrels per day for the nine-month period of 2011 declined 10 percent and 1 percent, respectively. The declines were primarily related to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland. Excluding the impact of 2011 asset sales, sales volumes were essentially flat and up 3 percent, respectively, between the comparative periods.

All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Net Charges*	$(358)	$(361)	$(929)	$(837)

* Includes foreign currency effects	$(3)	$(4)	$(26)	$(1)

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, and alternative fuels and technology companies.

Net charges in the third quarter 2011 were $358 million, compared with $361 million in the year-ago period. For the nine months of 2011, net charges were $929 million, compared with $837 million a year earlier. Corporate expenses and net charges for employee compensation and benefits were higher in the 2011 nine-month period.

Consolidated Statement of Income

Explanations of variations between periods for certain income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Sales and other operating revenues	$61,261	$48,554	$186,344	$146,346

Sales and other operating revenues for the quarterly and nine-month periods increased $13 billion and $40 billion, respectively, mainly due to higher prices for crude oil, natural gas and refined products.

	threem	threem	threem	threem
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Income from equity affiliates	$2,227	$1,242	$5,796	$4,127

Income from equity affiliates increased between the quarterly and nine-month periods mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan as a result of higher prices for crude oil. Downstream-related earnings were also higher between the comparative periods primarily due to a favorable swing in foreign currency effects at GS Caltex in South Korea and higher earnings from Chevron Phillips Chemical Company LLC, as a result of higher margins on sales of commodity chemicals.

	threemo	threemo	threemo	threemo
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Other income	$944	$(78)	$1,581	$428

Other income for the quarterly and nine month periods increased mainly due to higher gains on asset sales and a favorable swing in foreign currency effects.

	threemon	threemon	threemon	threemon
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Purchased crude oil and products	$37,600	$28,610	$113,560	$86,358

Purchases increased $9 billion and $27 billion in the quarterly and nine-month periods mainly due to higher prices for crude oil and refined products.

	$19,116	$19,116	$19,116	$19,116
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,493	$5,846	$19,116	$17,204

Operating, selling, general and administrative expenses increased $647 million between quarters and $1.91 billion between the nine-month periods. Higher expenses were primarily related to fuel, and employee compensation and benefits. These accounted for approximately $430 million and $1.7 billion of the increase between the quarterly and nine-month periods, respectively. Increased fuel purchases reflected a new commercial arrangement that replaced a prior product exchange agreement for upstream operations in Indonesia.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Exploration expenses	$240	$420	$830	$812

The decrease in exploration expenses between quarterly periods was primarily due to lower amounts for well write-offs.

	thre	thre	thre	thre
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Depreciation, depletion and amortization	$3,215	$3,401	$9,598	$9,624

The decrease in the third quarter and nine-month periods mainly reflected lower production levels and lower depreciation rates for certain oil and gas producing fields.

	mo	mo	mo	mo
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Taxes other than on income	$3,544	$4,559	$12,948	$13,568

Taxes other than on income decreased primarily due to lower import duties in the United Kingdom reflecting the sale of the Pembroke Refinery and other downstream assets, partly offset by higher export duties in the company’s South Africa downstream operations.

	mont	mont	mont	mont
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
Income tax expense	$5,483	$3,081	$15,813	$9,473

Effective income tax rates for the 2011 and 2010 third quarters were 41 percent and 45 percent, respectively. For the year-to-date periods, the effective tax rates were 42 and 41 percent, respectively. The decrease in the effective tax rate between quarterly periods was primarily due to foreign currency remeasurement impacts. An impact from lower utilization of non-U.S. tax credits and the enactment of higher tax rates in the United Kingdom was essentially offset by the effect of non-recurring items, including the sale of non-U.S. assets. For the nine-month comparison, the increase in the effective tax rate was mainly due to lower utilization of non-U.S. tax credits and higher United Kingdom tax rates, which were partially offset by the effects of non-U.S. asset sales and foreign currency remeasurement impacts between periods.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	453	482	471	492
Net natural gas production (MMCFPD)(3)	1,260	1,255	1,276	1,317
Net oil-equivalent production (MBOEPD)	662	692	684	711
Sales of natural gas (MMCFPD)	5,812	6,091	5,767	5,956
Sales of natural gas liquids (MBPD)	16	22	16	23
Revenue from net production
Liquids ($/Bbl)	$96.75	$68.85	$96.51	$70.03
Natural gas ($/MCF)	$4.14	$4.06	$4.18	$4.47
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,353	1,422	1,389	1,423
Net natural gas production (MMCFPD)(3)	3,496	3,748	3,663	3,723
Net oil-equivalent production (MBOEPD)(3)(4)	1,937	2,046	2,000	2,044
Sales of natural gas (MMCFPD)	4,303	4,597	4,375	4,486
Sales of natural gas liquids (MBPD)	24	28	24	28
Revenue from liftings
Liquids ($/Bbl)	$102.82	$69.67	$101.59	$70.39
Natural gas ($/MCF)	$5.50	$4.73	$5.33	$4.58
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(4)	2,599	2,738	2,684	2,755
U.S. Downstream
Gasoline sales (MBPD)(5)	670	696	658	716
Other refined product sales (MBPD)	582	647	609	651

Total refined product sales (MBPD)	1,252	1,343	1,267	1,367
Sales of natural gas liquids (MBPD)	144	135	144	139
Refinery input (MBPD)	897	880	883	895
International Downstream
Gasoline sales (MBPD)(5)	323	410	366	412
Other refined product sales (MBPD)	767	781	818	790
Share of affiliate sales (MBPD)	500	568	549	551

Total refined product sales (MBPD)	1,590	1,759	1,733	1,753
Sales of natural gas liquids (MBPD)	54	76	63	75
Refinery input (MBPD)	882	1,027	977	991

(1) Includes company share of equity affiliates.

(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day;
Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is
6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	72	59	71	63
International	477	500	482	474
(4) Includes: Canada — synthetic oil	44	27	40	22
Venezuela affiliate— synthetic oil	31	28	31	29
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $20.3 billion at September 30, 2011, up $3.3 billion from year-end 2010. Cash provided by operating activities in the first nine months of 2011 was $32.0 billion, compared with $23.1 billion in the year-ago period. Cash provided by operating activities during the first nine months of 2011 was sufficient to fund the $19.8 billion cash component of the company’s capital and exploratory program, pay $4.5 billion of dividends to shareholders and repurchase $3.0 billion of common stock. In addition, the company completed the $4.5 billion acquisition of Atlas Energy, Inc., funded from the company’s operating cash flows.

Dividends The company paid dividends of $4.5 billion to common stockholders during the first nine months of 2011. In October 2011, the company increased its quarterly dividend by 3.8 percent to 81 cents per common share payable in December 2011. This follows an increase of 8.3 percent announced in the second quarter 2011.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $9.7 billion at September 30, 2011, and $11.5 billion at December 31, 2010.

In September 2011, the company redeemed a $1.5 billion bond due to mature in March 2012.

The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $5.5 billion at September 30, 2011 and $5.6 at December 31, 2010. Of these amounts, $5.3 billion was reclassified to long-term at September 30, 2011 and $5.4 billion at December 31, 2010, respectively. At September 30, 2011, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At September 30, 2011, the company had $6.0 billion in committed credit facilities with various major banks, expiring in May 2013, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate (LIBOR) or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2011. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During third quarter 2011, the company purchased 12.7 million common shares for $1.25 billion. From the inception of the program through third quarter 2011, the company had purchased 38.8 million shares for $3.7 billion.

Noncontrolling Interests The company had noncontrolling interests of $785 million and $730 million at September 30, 2011 and December 31, 2010, respectively. Distributions to noncontrolling interests totaled $28 million during the first nine months of 2011.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.6 at September 30, 2011 and 1.7 at December 31, 2010. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2011, the book value of inventory was lower than replacement cost.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 7.5 percent at September 30, 2011, and 9.8 percent at year-end 2010.

Pension Obligations At the end of 2010, the company estimated it would contribute $950 million to employee pension plans during 2011 (composed of $650 million for the U.S. plans and $300 million for the international plans). Through September 30, 2011, a total of $1.36 billion was contributed (including $1.14 billion to the U.S. plans). Total contributions for the full year are currently estimated to be $1.45 billion ($1.15 billion for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $20.8 billion in the first nine months of 2011, compared with $15.5 billion in the corresponding 2010 period. The amounts included the company’s share of affiliates’ expenditures of about $1 billion and $900 million in the 2011 and 2010 periods, respectively. Expenditures for upstream projects in the first nine months of 2011 were about $18.8 billion, representing 90 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of dollars)
United States
Upstream	$2,060	$736	$6,341	$2,268
Downstream	362	313	894	916
All Other	109	80	455	182

Total United States	2,531	1,129	7,690	3,366

International
Upstream	4,583	4,716	12,444	11,488
Downstream	297	264	663	676
All Other	2	3	5	7

Total International	4,882	4,983	13,112	12,171

Worldwide	$7,413	$6,112	$20,802	$15,537

Contingencies and Significant Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to 18 pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable, but could be material to net income in any one period. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

On February 14, 2011, the Provincial Court in Lago Agrio rendered an adverse judgment in the case. The Provincial Court rejected Chevron’s defenses to the extent the Court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $0.9 billion as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within fifteen days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. Chevron continues to believe the Court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador. Chevron will continue a vigorous defense of any imposition of liability. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions as a result of this judgment to be brought in other jurisdictions. Chevron expects to contest any such actions.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s claim for declaratory relief that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit’s opinion will be forthcoming.

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. Through the end of September 2011, the company had paid $48 million under these indemnities and continues to be obligated up to $250 million for possible additional indemnification payments in the future.

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

Income Taxes Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2011. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001 and Saudi Arabia — 2003.

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

Information about market risks for the three months ended September 30, 2011, does not differ materially from that discussed under Item 7A of Chevron’s 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2011, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On February 14, 2011, the Provincial Court in Lago Agrio rendered an adverse judgment in the case. The Provincial Court rejected Chevron’s defenses to the extent the Court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $0.9 billion as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within fifteen days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. Chevron continues to believe the Court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador. Chevron will continue a vigorous defense of any imposition of liability. Because Chevron has no substantial assets in Ecuador, Chevron would expect enforcement actions as a result of this judgment to be brought in other jurisdictions. Chevron expects to contest any such actions.

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

Through a series of recent U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron has obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s claim for declaratory relief that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit’s opinion will be forthcoming.

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

Government Proceedings As reported in the company’s annual report on Form 10-K for the year ended December 31, 2010, in March 2010, the United States Department of Justice indicated its intention to seek a civil penalty against the company’s service station operations in Puerto Rico for alleged violations of the Commonwealth of Puerto Rico’s underground storage tank regulations. The alleged violations included failure to test leak detectors, perform release monitoring and maintain compliance records. The company has settled the matter by agreeing to pay a civil penalty of $600,000.

As reported in the company’s annual report Form 10-K for the year ended December 31, 2010, the California Attorney General alleged violations of the State’s underground storage tank regulations at the company’s service stations in the State of California. The allegations were part of a state-wide enforcement action. The company has settled the matter, together with a matter brought by the Sacramento District Attorney, for $24.5 million, which included the payment of $16 million in civil fines and penalties, an agreement to reimburse the State of California costs of $3.5 million and to pay restitution of $2.5 million, with the remaining balance of $2.5 million being credited to Chevron for the prior completion of certain restitution payments and supplemental environmental projects.

The company has agreed to settle an administrative penalty proceeding brought by the Utah Department of Environmental Quality (DEQ) by agreeing to pay a civil penalty of $500,000 as a result of two crude oil spills in Salt Lake City, Utah. The first spill occurred in June 2010 and the second occurred in December 2010. In addition, the company agreed to pay Salt Lake City Corporation $1.0 million for “lost use” damages and $3 million to be used for restoration by the DEQ. The settlement is subject to a public review process, which is pending.

Item 1A.	Risk Factors

Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended September 30, 2011, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 1-31, 2011	3,148,512	106.15	3,146,364
August 1-31, 2011	4,925,938	96.65	4,915,155
September 1-30, 2011	4,618,269	95.52	4,617,100

Total	12,692,719	98.60	12,678,619

(1)	Includes common shares repurchased during the three-month period ended September 30, 2011, from company employees for required personal income tax withholdings on the exercise of the stock options issued to management under long-term incentive plans and former Texaco Inc. and Unocal stock option plans. Also includes shares delivered or attested to in satisfaction of the exercise price by holders of certain former Texaco Inc. employee stock options exercised during the three-month period ended September 30, 2011.

(2)	In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases (some pursuant to a Rule 10b5-1 plan) at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of September 30, 2011, 38,785,274 shares had been acquired under this program for $3.75 billion.

Item 6.	Exhibits

Exhibit Number	Description
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(99.1)	Mine Safety Disclosure
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document

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

CHEVRON CORPORATION (REGISTRANT)

/S/ MATTHEW J. FOEHR
Matthew J. Foehr, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)

Date: November 3, 2011

EXHIBIT INDEX

Exhibit Number	Description
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(99.1)*	Mine Safety Disclosure
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document

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