Form 10-Q
period 2012-03-31
CHEVRON CORP
filed 2012-05-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2012
Common stock, $.75 par value	1,973,178,630

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2012, and 2011	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2012, and 2011	4
	Consolidated Balance Sheet at March 31, 2012, and December 31, 2011	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2012, and 2011	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 4.	Mine Safety Disclosures	37
Item 6.	Exhibits	37
Signature		38
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	40
Rule 13a-14(a)/15d-14(a) Certifications		41-42
Section 1350 Certifications		43-44

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “budgets,” “outlook” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 29 through 31 of the company’s 2011 Annual Report on Form 10-K. In addition, such results could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$58,896	$58,412
Income from equity affiliates	1,709	1,687
Other income	100	242

Total Revenues and Other Income	60,705	60,341

Costs and Other Deductions
Purchased crude oil and products	36,053	35,201
Operating expenses	5,183	5,063
Selling, general and administrative expenses	940	1,100
Exploration expenses	403	168
Depreciation, depletion and amortization	3,205	3,126
Taxes other than on income*	2,852	4,561

Total Costs and Other Deductions	48,636	49,219

Income Before Income Tax Expense	12,069	11,122
Income Tax Expense	5,570	4,883

Net Income	6,499	6,239
Less: Net income attributable to noncontrolling interests	28	28

Net Income Attributable to Chevron Corporation	$ 6,471	$ 6,211

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$ 3.30	$ 3.11
— Diluted	$ 3.27	$ 3.09
Dividends	$ 0.81	$ 0.72
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,963,862	1,994,735
— Diluted	1,978,781	2,008,584

* Includes excise, value-added and similar taxes:	$ 1,787	$ 2,134

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Net Income	$6,499	$6,239

Currency translation adjustment	14	33
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	1	(1)
Derivatives:
Net derivatives gain (loss) on hedge transactions	10	(11)
Reclassification to net income of net realized loss (gain)	6	(1)
Income taxes on derivatives transactions	(6)	4

Total	10	(8)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	273	210
Actuarial (loss) gain arising during period	(43)	51
Prior service cost:
Amortization to net income of net prior service credits	(14)	13
Defined benefit plans sponsored by equity affiliates	11	12
Income taxes on defined benefit plans	(105)	(97)

Total	122	189

Other Comprehensive Gain, Net of Tax	147	213

Comprehensive Income	6,646	6,452
Comprehensive income attributable to noncontrolling interests	(28)	(28)

Comprehensive Income Attributable to Chevron Corporation	$6,618	$6,424

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	At March 31 2012	At December 31 2011
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$18,871	$15,864
Time deposits	658	3,958
Marketable securities	239	249
Accounts and notes receivable, net	22,005	21,793
Inventories:
Crude oil and petroleum products	5,298	3,420
Chemicals	458	502
Materials, supplies and other	1,591	1,621

Total inventories	7,347	5,543
Prepaid expenses and other current assets	6,102	5,827

Total Current Assets	55,222	53,234
Long-term receivables, net	2,254	2,233
Investments and advances	23,226	22,868
Properties, plant and equipment, at cost	238,064	233,432
Less: Accumulated depreciation, depletion and amortization	113,266	110,824

Properties, plant and equipment, net	124,798	122,608
Deferred charges and other assets	4,749	3,889
Goodwill	4,641	4,642

Total Assets	$214,890	$209,474

LIABILITIES AND EQUITY
Short-term debt	$396	$340
Accounts payable	22,951	22,147
Accrued liabilities	4,620	5,287
Federal and other taxes on income	5,073	4,584
Other taxes payable	1,217	1,242

Total Current Liabilities	34,257	33,600
Long-term debt	8,765	9,684
Capital lease obligations	114	128
Deferred credits and other noncurrent obligations	20,186	19,181
Noncurrent deferred income taxes	16,376	15,544
Reserves for employee benefit plans	8,866	9,156

Total Liabilities	88,564	87,293

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at March 31, 2012, and December 31, 2011)	1,832	1,832
Capital in excess of par value	15,255	15,156
Retained earnings	145,278	140,399
Accumulated other comprehensive loss	(5,875)	(6,022)
Deferred compensation and benefit plan trust	(282)	(298)
Treasury stock, at cost (469,497,950 and 461,509,656 shares at March 31, 2012, and December 31, 2011, respectively)	(30,701)	(29,685)

Total Chevron Corporation Stockholders’ Equity	125,507	121,382
Noncontrolling interests	819	799

Total Equity	126,326	122,181

Total Liabilities and Equity	$214,890	$209,474

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Operating Activities
Net Income	$6,499	$6,239
Adjustments
Depreciation, depletion and amortization	3,205	3,126
Dry hole expense	242	2
Distributions (less) more than income from equity affiliates	(178)	201
Net before-tax gains on asset retirements and sales	(122)	(141)
Net foreign currency effects	142	57
Deferred income tax provision	491	73
Net (increase) decrease in operating working capital	(2,795)	110
(Increase) decrease in long-term receivables	(15)	7
Decrease in other deferred charges	83	34
Cash contributions to employee pension plans	(345)	(171)
Other	1,180	277

Net Cash Provided by Operating Activities	8,387	9,814

Investing Activities
Acquisition of Atlas Energy	—	(3,014)
Advance to Atlas Energy	—	(403)
Capital expenditures	(5,895)	(4,645)
Proceeds and deposits related to asset sales	428	284
Net sales (purchases) of time deposits	3,300	(725)
Sales of marketable securities	11	22
Net sales of other short-term investments	183	134

Net Cash Used for Investing Activities	(1,973)	(8,347)

Financing Activities
Net (payments) borrowings of short-term obligations	(852)	151
Repayments of long-term debt and other financing obligations	(15)	(1,069)
Cash dividends — common stock	(1,590)	(1,436)
Distributions to noncontrolling interests	(8)	(13)
Net purchases of treasury shares	(996)	(58)

Net Cash Used for Financing Activities	(3,461)	(2,425)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	54	47

Net Change in Cash and Cash Equivalents	3,007	(911)
Cash and Cash Equivalents at January 1	15,864	14,060

Cash and Cash Equivalents at March 31	$18,871	$13,149

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2012, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2011 Annual Report on Form 10-K.

Note 2. Noncontrolling Interests

Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.

Activity for the equity attributable to noncontrolling interests for the first three months of 2012 and 2011 is as follows:

	2012			2011
	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$121,382	$799	$122,181	$105,081	$730	$105,811
Net income	6,471	28	6,499	6,211	28	6,239
Dividends	(1,590)	—	(1,590)	(1,436)	—	(1,436)
Distributions to noncontrolling interests	—	(8)	(8)	—	(13)	(13)
Treasury shares, net	(1,016)	—	(1,016)	(117)	—	(117)
Other changes, net*	260	—	260	361	5	366

Balance at March 31	$125,507	$819	$126,326	$110,100	$750	$110,850

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 3. Information Relating to the Consolidated Statement of Cash Flows

The “Net (increase) decrease in operating working capital” was composed of the following operating changes:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Increase in accounts and notes receivable	$(153)	$(1,217)
Increase in inventories	(1,847)	(766)
Increase in prepaid expenses and other current assets	(119)	(298)
(Decrease) increase in accounts payable and accrued liabilities	(1,027)	1,119
Increase in income and other taxes payable	351	1,272

Net (increase) decrease in operating working capital	$(2,795)	$110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net (increase) decrease in operating working capital” includes reductions of $26 million and $83 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2012, and 2011, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$36	$49
Income taxes	4,140	3,017

The “Net sales (purchases) of time deposits” consisted of the following gross amounts:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Time deposits purchased	$(8)	$(2,480)
Time deposits matured	3,308	1,755

Net sales (purchases) of time deposits	$3,300	$(725)

The “Sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Marketable securities sold	$11	$22

The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1.3 billion and $756 million in the first three months of 2012 and 2011, respectively. During first quarter 2012 and 2011, the company purchased 11.6 million and 7.6 million common shares for $1.25 billion and $750 million under its ongoing share repurchase program, respectively.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Additions to properties, plant and equipment	$5,511	$4,471
Additions to investments	192	217
Current year dry hole expenditures	205	2
Payments for other liabilities and assets, net	(13)	(45)

Capital expenditures	5,895	4,645
Expensed exploration expenditures	161	166
Assets acquired through capital lease obligations	—	1

Capital and exploratory expenditures, excluding equity affiliates	6,056	4,812
Company’s share of expenditures by equity affiliates	361	234

Capital and exploratory expenditures, including equity affiliates	$6,417	$5,046

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month period ended March 31, 2012, and 2011, are presented in the following table:

	Three Months Ended March 31
Segment Earnings	2012	2011
	(Millions of dollars)
Upstream
United States	$1,529	$1,449
International	4,642	4,528

Total Upstream	6,171	5,977

Downstream
United States	459	442
International	345	180

Total Downstream	804	622

Total Segment Earnings	6,975	6,599

All Other
Interest Income	20	18
Other	(524)	(406)

Net Income Attributable to Chevron Corporation	$6,471	$6,211

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2012, and December 31, 2011, are as follows:

Segment Assets	At March 31 2012	At December 31 2011
	(Millions of dollars)
Upstream
United States	$37,189	$37,108
International	103,048	98,540
Goodwill	4,641	4,642

Total Upstream	144,878	140,290

Downstream
United States	23,390	22,182
International	21,409	20,517

Total Downstream	44,799	42,699

Total Segment Assets	189,677	182,989

All Other
United States	6,585	8,824
International	18,628	17,661

Total All Other	25,213	26,485

Total Assets — United States	67,164	68,114
Total Assets — International	143,085	136,718
Goodwill	4,641	4,642

Total Assets	$214,890	$209,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month period ended March 31, 2012, and 2011, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities, energy services, alternative fuels and technology companies.

Sales and Other Operating Revenues

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Upstream
United States	$6,201	$6,666
International	14,515	12,869

Subtotal	20,716	19,535
Intersegment Elimination — United States	(4,597)	(4,265)
Intersegment Elimination — International	(9,226)	(8,453)

Total Upstream	6,893	6,817

Downstream
United States	22,684	21,434
International	29,250	30,057

Subtotal	51,934	51,491
Intersegment Elimination — United States	(15)	(20)
Intersegment Elimination — International	(11)	(20)

Total Downstream	51,908	51,451

All Other
United States	326	365
International	12	10

Subtotal	338	375
Intersegment Elimination — United States	(231)	(222)
Intersegment Elimination — International	(12)	(9)

Total All Other	95	144

Sales and Other Operating Revenues
United States	29,211	28,465
International	43,777	42,936

Subtotal	72,988	71,401
Intersegment Elimination — United States	(4,843)	(4,507)
Intersegment Elimination — International	(9,249)	(8,482)

Total Sales and Other Operating Revenues	$58,896	$58,412

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

During 2012, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in this table below gives retroactive effect to the reorganizations as if they had occurred on January 1, 2011. However, the financial information in the following table may not reflect the financial position and operating results in the periods presented if the reorganization had occurred on that date.

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$47,134	$44,261
Costs and other deductions	45,106	42,338
Net income attributable to CUSA	1,364	1,427

	At March 31 2012	At December 31 2011
	(Millions of dollars)
Current assets	$34,758	$34,490
Other assets	48,078	47,556
Current liabilities	18,274	19,088
Other liabilities	26,394	26,153

Total CUSA net equity	$38,168	$36,805

Memo: Total debt	$14,647	$14,763

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

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$201	$226
Costs and other deductions	238	262
Net loss attributable to CTC	(35)	(35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31 2012	At December 31 2011
	(Millions of dollars)
Current assets	$256	$290
Other assets	227	228
Current liabilities	120	114
Other liabilities	340	346

Total CTC net equity	$23	$58

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2012.

Note 7. Income Taxes

Taxes on income for first quarter 2012 were $5.6 billion, compared with $4.9 billion for the corresponding period in 2011. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) were 46 percent in 2012 and 44 percent in 2011.

The increase in the effective tax rate between periods primarily reflected a higher effective tax rate in international upstream operations, mainly due to a lower utilization of non-U.S. tax credits during the current period.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2012. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2003 and Kazakhstan — 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2012 and 2011 are as follows:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Pension Benefits
United States
Service cost	$113	$94
Interest cost	109	116
Expected return on plan assets	(159)	(153)
Amortization of prior service credits	(2)	(2)
Amortization of actuarial losses	118	77
Settlement losses	74	91

Total United States	253	223

International
Service cost	44	45
Interest cost	79	82
Expected return on plan assets	(66)	(71)
Amortization of prior service costs	5	6
Amortization of actuarial losses	33	26
Curtailment losses	—	27

Total International	95	115

Net Periodic Pension Benefit Costs	$348	$338

Other Benefits*
Service cost	$15	$14
Interest cost	39	45
Amortization of prior service credits	(18)	(18)
Amortization of actuarial losses	15	16
Settlement gains	(26)	—

Net Periodic Other Benefit Costs	$25	$57

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2011, the company estimated it would contribute $900 million to employee pension plans during 2012 (composed of $600 million for the U.S. plans and $300 million for the international plans). Through March 31, 2012, a total of $345 million was contributed (including $312 million to the U.S. plans). The estimated total contributions for the full year remain at $900 million. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first three months of 2012, the company contributed $51 million to its OPEB plans. The company anticipates contributing approximately $170 million during the remainder of 2012.

Note 9. Litigation

MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to eight pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within fifteen days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, where the National Court will determine whether it will hear Chevron’s cassation appeal. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador. Chevron will continue a vigorous defense of any imposition of liability. Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. Chevron expects to contest and defend against any such actions.

Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On February 9, 2011, the Tribunal issued an Order for Interim Measures requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and without Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On January 25, 2012, the Tribunal converted the Order for Interim Measures into an Interim Award. Chevron filed a renewed application for further interim measures on January 4, 2012, and the Republic of Ecuador opposed Chevron’s application and requested that the existing Order for Interim Measures be vacated on January 9, 2012. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron’s arbitration claims. On April 9, 2012, the Tribunal issued a scheduling order to hear issues relating to the scope of the settlement and release agreements between the Republic of Ecuador and Texpet by late November 2012, with remaining issues to be considered thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight.

The ultimate outcome of the foregoing matters, including any financial effect on Chevron, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the Ecuadorian judgment, the 2008 engineer’s report on alleged damages and the September 2010 plaintiffs’ submission on alleged damages, management does not believe these documents have any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

Note 10. Other Contingencies and Commitments

Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 7 on page 13 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.

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

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. Through the end of March 2012, the company had paid $48 million under these indemnities and continues to be obligated up to $250 million for possible additional indemnification payments in the future.

The company has also provided indemnities relating to contingent environmental liabilities related to assets originally contributed by Texaco to the Equilon and Motiva joint ventures and environmental conditions that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existed prior to the formation of Equilon and Motiva, or that occurred during the period of Texaco’s ownership interest in the joint ventures. In general, the environmental conditions or events that are subject to these indemnities must have arisen prior to December 2001. Claims had to be asserted by February 2009 for Equilon indemnities and February 2012 for Motiva indemnities. In February 2012, Motiva Enterprises LLC delivered a letter to the company purporting to preserve unmatured claims for certain Motiva indemnities. The letter itself provides no estimate of the ultimate claim amount. Management does not believe this letter or any other information provides a basis to estimate the amount, if any, of a range of loss or potential range of loss with respect to either the Equilon or the Motiva indemnities. Under the terms of these indemnities, there is no maximum limit on the amount of potential future payments. The company posts no assets as collateral and has made no payments under the indemnities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(Millions of dollars)

	At March 31, 2012				At December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$239	$239	$—	$—	$249	$249	$—	$—
Derivatives	$192	$90	$102	$—	$208	$104	$104	$—

Total Assets at Fair Value	$431	$329	$102	$—	$457	$353	$104	$—

Derivatives	$128	$117	$11	$—	$102	$101	$1	$—

Total Liabilities at Fair Value	$128	$117	$11	$—	$102	$101	$1	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2012.

Derivatives The company records its derivative instruments — other than any commodity derivative contracts that are designated as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income. For derivatives with identical or similar provisions as contracts that are publicly traded on a regular basis, the company uses the market values of the publicly traded instruments as an input for fair value calculations.

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

Assets carried at fair value at March 31, 2012 and December 31, 2011 are as follows:

Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $18.9 billion and $15.9 billion at March 31, 2012 and December 31, 2011, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $658 million and $4.0 billion at March 31, 2012 and December 31, 2011, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2012.

Restricted Cash had a carrying/fair value of $1.1 billion and $1.2 billion at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, restricted cash is classified as Level 1 and is reported in “Deferred charges and other assets” on the face of the Consolidated Balance Sheet, and includes restricted funds related to various capital investment projects, acquisitions pending tax deferred exchanges, and certain Upstream abandonment activities.

The carrying values of other short-term financial assets and liabilities, including short-term debt reclassified to long-term, on the consolidated balance sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2012 and 2011 were not material.

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2012 is as follows:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

(Millions of dollars)

	At March 31, 2012
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$22
Properties, plant and equipment, net (held for sale)	—	—	—	—	4
Investments and advances	—	—	—	—	—

Total Assets at Fair Value	$—	$—	$—	$—	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2012.

Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2012.

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

Derivative instruments measured at fair value at March 31, 2012, and December 31, 2011, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments

(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At March 31 2012	At December 31 2011
Commodity	Accounts and notes receivable, net	$113	$133
Commodity	Long-term receivables, net	79	75

Total Assets at Fair Value		$192	$208

Commodity	Accounts payable	$44	$36
Commodity	Deferred credits and other noncurrent obligations	84	66

Total Liabilities at Fair Value		$128	$102

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments

(Millions of dollars)

		Gain / (Loss) Three Months Ended March 31
Type of Contract	Statement of Income Classification	2012	2011
Commodity	Sales and other operating revenues	$(118)	$(399)
Commodity	Purchased crude oil and products	(19)	4
Commodity	Other income	5	(2)

		$(132)	$(397)

Note 13. New Accounting Standards

Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (ASU 2011-11) In December 2011, the FASB issued ASU 2011-11, which becomes effective for the company on January 1, 2013. The standard amends and expands disclosure requirements about offsetting and related arrangements. The company does not anticipate any impact to its results of operations, financial position or liquidity when the guidance becomes effective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Long-Term Debt

The net carrying value of long-term debt, excluding amounts reclassified from short-term, at March 31, 2012 and December 31, 2011 is $4.1 billion. The fair value of long-term debt at March 31, 2012 and December 31, 2011 is $4.9 billion. Long-term debt includes corporate issued bonds, a corporate profit sharing/ savings plan bond and certain other bonds. The fair value of corporate bonds is $4.0 billion and classified as Level 1. The fair value of the corporate profit sharing/ savings plan bond and certain other bonds is $0.9 billion and classified as Level 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2012 Compared with First Quarter 2011

Key Financial Results

Earnings by Business Segment

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Upstream
United States	$1,529	$1,449
International	4,642	4,528

Total Upstream	6,171	5,977

Downstream
United States	459	442
International	345	180

Total Downstream	804	622

Total Segment Earnings	6,975	6,599
All Other	(504)	(388)

Net Income Attributable to Chevron Corporation(1)(2)	$6,471	$6,211

(1) Includes foreign currency effects	$(228)	$(164)
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for the first quarter 2012 was $6.5 billion ($3.27 per share — diluted), compared with $6.2 billion ($3.09 per share — diluted) in the corresponding 2011 period.

Upstream earnings in first quarter 2012 were $6.2 billion, compared with $6.0 billion in the 2011 quarter. The increase between the comparative periods was mainly due to higher crude oil realizations, partly offset by lower volumes and higher tax, exploration and operating expenses.

Downstream earnings were $804 million in first quarter 2012, compared with $622 million in the year-earlier period. The increase between the comparative periods was primarily associated with gains on asset sales.

Refer to pages 27 through 29 for additional discussion of results by business segment and “All Other” activities for first quarter 2012 versus the same period in 2011.

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

The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the “Results of Operations” section, beginning on page 27, for discussions of net gains on asset sales during 2012. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.

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

The chart below shows the trend in benchmark prices for West Texas Intermediate (WTI) crude oil, Brent crude oil and U.S. Henry Hub natural gas. The WTI price averaged $95 per barrel for the full-year 2011. During first quarter 2012, WTI averaged $103 per barrel and ended April at about $105. The Brent price averaged $111 per barrel for the full-year 2011. During first quarter 2012, Brent averaged $119 per barrel and ended April at about $120. The majority of the company’s equity crude production is priced based on the Brent benchmark. WTI traded at a discount to Brent throughout 2011 and first quarter 2012 due to high inventories and excess crude supply in the U.S. Midcontinent market.

A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in first quarter 2012 primarily due to strong diesel prices and announced refinery closures in the Atlantic Basin.

Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 31 for the company’s average U.S. and international crude oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $2.47 per thousand cubic feet (MCF) in first quarter 2012, compared with $4.23 during first quarter 2011. At the end of April 2012, the Henry Hub spot price was $2.11 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. The Henry Hub gas price has declined significantly in first quarter 2012 amid relatively weak demand conditions due to an unseasonably warm winter, continued growth in U.S. production and rising inventory levels.

Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some of these locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $5.88 per MCF during first quarter 2012, compared with $5.03 in the same period last year. (See page 31 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in first quarter 2012 averaged 2.631 million barrels per day. About one-fifth of the company’s net oil-equivalent production in first quarter 2012 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for first quarter 2012 or 2011. At their latest meeting in December 2011, members of OPEC supported maintaining the current production level of 30 million barrels per day and made no change to the production quotas in effect since December 2008.

The production outlook for 2012 is subject to many factors and uncertainties, including resolution of the Frade shut-in in Brazil. Excluding impacts from Brazil, the remainder of the company’s portfolio currently remains on pace to meet the production guidance included in the 2011 Form 10-K. Other factors and uncertainties that may impact the production outlook include additional quotas that may be imposed by OPEC, price effects on entitlement volumes, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. Upon detection, the company immediately took steps to stop the release. Chevron’s emergency plan, approved by the Brazilian environment and natural resources regulatory agency IBAMA, was implemented according to the law and industry standards. The source of the seep was substantially contained within four days and the well has been plugged and abandoned. No evidence of any coastal or wildlife impacts related to this seep has emerged. On March 14, 2012, the company identified a small second seep in a different part of the field. As a precautionary measure, the company and its partners decided to temporarily suspend field production and received approval from Brazil’s National Petroleum Agency (ANP) to do so. The company also installed special containment devices on the seafloor to capture the oil and will install additional devices if needed. Chevron and its partners continue to cooperate with the Brazilian authorities and are conducting studies to better understand the geology in the area. A Brazilian federal district prosecutor has filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. The company is not aware of any basis for damages to be awarded in any civil lawsuit. The federal prosecutor has also filed criminal charges against 11 Chevron employees. With regard to criminal charges, the company believes them to be without merit and intends to aggressively defend the company and the named employees. Jurisdiction has been moved for all three matters from Campos to a court in Rio de Janeiro. The company’s ultimate exposure related to regulatory fines and penalties is not currently determinable, but could be significant to net income in any one period.

Refer to the “Results of Operations” section on pages 27 through 28 for additional discussion of the company’s upstream business.

Downstream Earnings for the downstream segment are closely tied to margins on the refining, manufacturing and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil, fuel and lubricant additives, and petrochemicals. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and petrochemicals and by changes in the price of crude oil, other refinery and petrochemical feedstocks, and natural gas. Industry margins can also be influenced by inventory levels, geopolitical events, cost of materials and services, refinery or chemical plant capacity utilization, maintenance programs, and disruptions at refineries or chemical plants resulting from unplanned outages due to severe weather, fires or other operational events.

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining, marketing and petrochemical assets, the effectiveness of the crude oil and product supply functions, and the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refining, marketing and petrochemical assets.

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Asia and southern Africa. Chevron operates or has significant ownership interests in refineries in each of these areas. The company has further progressed its ongoing effort to concentrate downstream resources and capital on strategic assets. In March 2012, the company completed the sale of its fuels and finished lubricants businesses in Spain. Also in first quarter 2012, the company signed an agreement to sell its Perth Amboy, New Jersey, refinery, which has been operated as a products terminal in recent years. The sale is expected to close later this year. The company expects to complete the sale of certain fuels marketing and aviation businesses in the central Caribbean during 2012, pending customary regulatory approvals.

Caltex Australia Ltd. (CAL), the company’s 50 percent-owned affiliate, continued its ongoing review of its refining operations in Australia, which may result in a decision to significantly alter the operational role of CAL’s refineries.

Refer to the “Results of Operations” section on pages 28 through 29 for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels and technology companies.

Operating Developments

Noteworthy operating developments for the upstream business in recent months included the following:

•	Nigeria — First production at the deepwater Usan project.

•	United States — First production at the Caesar/Tonga project in the deepwater Gulf of Mexico.

•

Australia — Signing a nonbinding Heads of Agreement with Japan’s Chubu Electric for Wheatstone LNG, bringing the total amount of Chevron’s equity LNG covered by long-term agreements for this major project to more than 70 percent.

In the downstream business, in addition to the sale of the company’s fuels and finished lubricants businesses in Spain and an agreement to sell the Perth Amboy, New Jersey, refinery, the company reached a final investment decision to significantly increase the capacity of its existing Oronite additives plant in Singapore.

The company purchased $1.25 billion of its common stock in first quarter 2012 under its share repurchase program.

Results of Operations

Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 4, beginning on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
U.S. Upstream Earnings	$1,529	$1,449

U.S. upstream earnings of $1.53 billion in first quarter 2012 increased $80 million from the same period last year. The benefit of higher crude oil realizations of about $350 million was partly offset by decreased net oil-equivalent production of about $140 million and lower natural gas realizations of about $90 million.

The company’s average realization per barrel of crude oil and natural gas liquids in first quarter 2012 was $102, up from $89 a year earlier. The average natural gas realization in first quarter 2012 was $2.48 per thousand cubic feet, compared with $4.04 in the year-ago period.

Net oil-equivalent production of 651,000 barrels per day in first quarter 2012 was down 43,000 barrels per day, or about 6 percent, from a year earlier. The decrease in production was associated with normal field declines and an absence of volumes associated with the Cook Inlet, Alaska, asset sale in 2011. Partially offsetting this decrease was further ramp-up at the Perdido project in the Gulf of Mexico. The net liquids component of oil-equivalent production decreased 5 percent in the 2012 quarter to 456,000 barrels per day, while natural gas production decreased 8 percent to 1.17 billion cubic feet per day.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
International Upstream Earnings*	$4,642	$4,528

* Includes foreign currency effects	$(208)	$(116)

International upstream earnings of $4.6 billion in first quarter 2012 increased $114 million from the corresponding period in 2011. The benefit of higher crude oil and natural gas realizations of about $900 million and $200 million, respectively, was partly offset by higher tax expenses of about $350 million, lower volumes of about $250 million, and higher operating and exploration expenses of about $170 million each. Foreign currency effects decreased earnings by $208 million in the 2012 first quarter, compared with a decrease of $116 million a year earlier.

The average realization per barrel of crude oil and natural gas liquids in first quarter 2012 was $110, compared with $95 in the corresponding 2011 period. The average natural gas realization per thousand cubic feet in first quarter 2012 was $5.88 per thousand cubic feet, compared with $5.03 in the corresponding 2011 period.

International net oil-equivalent production of 1.98 million barrels per day in first quarter 2012 decreased 86,000 barrels per day from a year ago. Production increases from project ramp-ups in Thailand were more than offset by maintenance-related downtime and normal field declines. The net liquids component of oil-equivalent production of 1.34 million barrels per day in first quarter 2012 decreased 6 percent from a year earlier. Net natural gas production was up about 1 percent to 3.85 billion cubic feet per day in first quarter 2012 compared with the corresponding 2011 period.

Downstream

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
U.S. Downstream Earnings	$459	$442

U.S. downstream earned $459 million in first quarter 2012, compared with earnings of $442 million a year earlier.

Refinery crude-input of 926,000 barrels per day in first quarter 2012 increased 47,000 barrels per day from the year-ago period.

Refined product sales of 1.24 million barrels per day declined 3 percent, mainly due to lower residual fuel oil and gasoline sales. Branded gasoline sales were essentially flat with a year ago.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
International Downstream Earnings*	$345	$180

* Includes foreign currency effects	$(11)	$(38)

International downstream operations earned $345 million in first quarter 2012, compared with $180 million a year earlier. Current quarter earnings benefited from gains on asset sales of approximately $200 million, primarily reflecting the sale of the company’s fuels and finished lubricants businesses in Spain. Lower refined product margins of $250 million were largely offset by a favorable change in effects on derivative instruments of $150 million and the absence of operating losses in 2011 associated with divested assets of $70 million. Foreign currency effects decreased earnings by $11 million in the 2012 quarter, compared with a decrease of $38 million a year earlier.

Refinery crude-input of 779,000 barrels per day in first quarter 2012 decreased 253,000 barrels per day from first quarter 2011. The decrease was attributable mainly to the sale of the Pembroke Refinery in 2011.

Total refined product sales of 1.52 million barrels per day for first quarter 2012 declined 15 percent, primarily related to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland. Excluding the impact of 2011 asset sales, sales volumes were down 2 percent.

All Other

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Net Charges *	$(504)	$(388)

* Includes foreign currency effects	$(9)	$(10)

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.

Net charges in first quarter 2012 were $504 million, compared with $388 million in the year-ago period. The change between periods was mainly due to higher U.S. environmental reserve additions and other corporate charges, partly offset by lower employee compensation and benefits costs. Foreign currency effects increased net charges by $9 million, compared with $10 million last year.

Consolidated Statement of Income

Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$58,896	$58,412

Sales and other operating revenues for first quarter 2012 increased $484 million, mainly due to higher prices for crude oil.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Income from equity affiliates	$1,709	$1,687

Income from equity affiliates increased in the 2012 first quarter mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan as a result of higher prices for crude oil. Downstream-related earnings were lower between the comparative periods, primarily due to lower refined product margins at GS Caltex, partially offset by higher earnings from Chevron Phillips Chemical Company LLC as a result of higher margins on sales of commodity chemicals.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Other income	$100	$242

Other income for the quarterly period decreased mainly due to an unfavorable swing in foreign currency effects, and the absence of a favorable pipeline rate settlement in 2011.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Purchased crude oil and products	$36,053	$35,201

The increase in the 2012 period was mainly due to higher prices for crude oil.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,123	$6,163

Operating, selling, general and administrative expenses remained essentially flat between quarters.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Exploration expenses	$403	$168

The increase in exploration expenses between quarters was primarily due to higher amounts for well write-offs.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Depreciation, depletion and amortization	$3,205	$3,126

The increase in first quarter 2012 mainly reflected higher depreciation rates for certain oil and gas producing fields, partially offset by lower production levels and lower accretion expense.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Taxes other than on income	$2,852	$4,561

Taxes other than on income decreased primarily due to lower import duties in the United Kingdom reflecting the sale of the Pembroke Refinery and other downstream assets in 2011.

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Income tax expense	$5,570	$4,883

Effective income tax rates for the 2012 and 2011 first quarters were 46 percent and 44 percent, respectively. The increase in the effective tax rate between periods primarily reflected a higher effective tax rate in international upstream operations, mainly due to a lower utilization of non-U.S. tax credits during the current period.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended March 31
	2012	2011
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	456	482
Net natural gas production (MMCFPD)(3)	1,170	1,270
Net oil-equivalent production (MBOEPD)	651	694
Sales of natural gas (MMCFPD)(4)	5,611	5,764
Sales of natural gas liquids (MBPD)	18	21
Revenue from net production
Liquids ($/Bbl)	$101.93	$89.14
Natural gas ($/MCF)	$2.48	$4.04
International Upstream
Net crude oil and natural gas liquids production (MBPD)(5)	1,338	1,428
Net natural gas production (MMCFPD)(3)	3,849	3,826
Net oil-equivalent production (MBOEPD)(3)(5)	1,980	2,066
Sales of natural gas (MMCFPD)	4,653	4,438
Sales of natural gas liquids (MBPD)	24	26
Revenue from liftings
Liquids ($/Bbl)	$110.03	$95.21
Natural gas ($/MCF)	$5.88	$5.03
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(5)	2,631	2,760
U.S. Downstream
Gasoline sales (MBPD)(6)	626	649
Other refined product sales (MBPD)	613	631

Total refined product sales (MBPD)	1,239	1,280
Sales of natural gas liquids (MBPD)	132	137
Refinery input (MBPD)	926	879
International Downstream
Gasoline sales (MBPD)(6)	289	401
Other refined product sales (MBPD)	693	807
Share of affiliate sales (MBPD)	540	576

Total refined product sales (MBPD)	1,522	1,784
Sales of natural gas liquids (MBPD)	60	65
Refinery input (MBPD)	779	1,032

(1) Includes company share of equity affiliates.

(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	57	65
International	539	500
(4) 2011 conforms to 2012 presentation.
(5) Includes: Canada — synthetic oil	38	35
Venezuela affiliate — synthetic oil	33	31
(6) Includes branded and unbranded gasoline.

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $19.8 billion at March 31, 2012, down $0.3 billion from year-end 2011. Cash provided by operating activities in the first three months of 2012 was $8.4 billion, compared with $9.8 billion in the year-ago period. Operating cash flows generated funds in excess of the requirements of the company’s $6.1 billion capital and exploratory investments and $1.6 billion of dividend payments to common shareholders during the first quarter.

Dividends In April 2012, the company increased its quarterly dividend by 11.1 percent to 90 cents per common share, payable in June 2012.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $9.3 billion at March 31, 2012, and $10.2 billion at December 31, 2011.

The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $12.0 billion and the outstanding balance at March 31, 2012 was $1.6 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $5.1 billion at March 31, 2012 and $5.9 billion at December 31, 2011. Of these amounts, $4.7 billion was reclassified to long-term at March 31, 2012 and $5.6 billion at December 31, 2011, respectively. At March 31, 2012, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At March 31, 2012, the company had $6.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2012. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During first quarter 2012, the company purchased 11.6 million common shares for $1.25 billion. From the inception of the program through first quarter 2012, the company had purchased 62.7 million shares for $6.2 billion.

Noncontrolling Interests The company had noncontrolling interests of $819 million and $799 million at March 31, 2012 and December 31, 2011, respectively. Distributions to noncontrolling interests totaled $8 million during the first three months of 2012.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.6 at both March 31, 2012 and December 31, 2011. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2012, the book value of inventory was lower than replacement cost.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 6.9 percent at March 31, 2012, and 7.7 percent at year-end 2011.

Pension Obligations Information related to pension plan contributions is included on page 14 in Note 8 to the Consolidated Financial Statements.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $6.4 billion in the first three months of 2012, compared with $5.0 billion in the corresponding 2011 period. The amounts included the company’s share of affiliates’ expenditures of $361 million and $234 million in the 2012 and 2011 periods, respectively. Expenditures for upstream projects in the first three months of 2012 were $5.9 billion, representing 92 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
United States
Upstream	$1,526	$983
Downstream	278	231
All Other	52	36

Total United States	1,856	1,250

International
Upstream	4,379	3,674
Downstream	182	121
All Other	—	1

Total International	4,561	3,796

Worldwide	$6,417	$5,046

Contingencies and Significant Litigation

MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 14 in Note 9 to the Consolidated Financial Statements under the heading “MTBE.”

Ecuador Information related to Ecuador matters is included in Note 9 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 15.

Income Taxes Information related to income tax contingencies is included on page 13 in Note 7 and page 17 in Note 10 to the Consolidated Financial Statements under the heading “Income Taxes.”

Guarantees Information related to the company’s guarantees is included on page 17 in Note 10 to the Consolidated Financial Statements under the heading “Guarantees.”

Indemnifications Information related to indemnifications is included in Note 10 to the Consolidated Financial Statements under the heading “Indemnifications”, beginning on page 17.

Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 18 in Note 10 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”

Environmental Information related to environmental matters is included on page 18 in Note 10 to the Consolidated Financial Statements under the heading “Environmental.”

Other Contingencies Information related to the company’s other contingencies is included in Note 10 to the Consolidated Financial Statements under the heading “Other Contingencies”, beginning on page 18.

New Accounting Standards

Refer to Note 13, on page 21 in the Notes to Consolidated Financial Statements, for information regarding new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2012, does not differ materially from that discussed under Item 7A of Chevron’s 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2012, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Ecuador Information related to Ecuador matters is included in Note 9 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 15.

Government Proceedings In November 2008, the California Air Resources Board (CARB) proposed a civil penalty against Chevron’s Sacramento, California, terminal for alleged violations between August and December 2007 of CARB’s regulations governing the minimum concentration of additives in gasoline. Due to a computer programming error, the Sacramento terminal’s automatic dispensers allegedly failed to inject additive detergent into a gasoline line. A final settlement of this matter has been entered into, which resulted in the payment of a $400,000 civil penalty.

In November 2008, CARB proposed a civil penalty against Chevron’s Richmond, California, refinery for a notice of violation relating to gasoline that was not properly certified as to composition. The composition certificates for the gasoline were corrected without requiring any change to the composition of the gasoline. A final settlement of this matter has been entered into, which resulted in the payment of a $145,000 civil penalty.

In July 2009, CARB issued Chevron’s Richmond, California, refinery a notice of violation relating to an error in gasoline blending that caused the product composition certifications to be in error. The composition certifications were corrected without requiring any change to the gasoline. A final settlement of this matter has been entered into, which resulted in the payment of a civil penalty of less than $100,000.

Item 1A.	Risk Factors

Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.

Information about risk factors for the three months ended March 31, 2012, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 1-31, 2012	3,925,838	106.87	3,893,239
February 1-29, 2012	3,850,000	106.71	3,850,000
March 1-31, 2012	3,898,978	108.60	3,896,555

Total	11,674,816	107.40	11,639,794

(1)	Includes common shares repurchased from company employees for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee stock options. The options were issued to and exercised by management under Chevron long-term incentive plans and Unocal stock option plans.

(2)	In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases (some pursuant to a Rule 10b5-1 plan) at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of March 31, 2012, 62,704,473 shares had been acquired under this program for $6.25 billion.

Item 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. §229.104) is included in Exhibit 95 of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description
(3)	By-Laws of Chevron Corporation, as amended March 28, 2012, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K filed March 29, 2012, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer
(95)	Mine Safety Disclosure
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document

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

CHEVRON CORPORATION (REGISTRANT)

/S/ MATTHEW J. FOEHR
Matthew J. Foehr, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)

Date: May 3, 2012

EXHIBIT INDEX

Exhibit Number	Description
(3)	By-Laws of Chevron Corporation, as amended March 28, 2012, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K filed March 29, 2012, and incorporated herein by reference.
(4)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Commission upon request.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(95)*	Mine Safety Disclosure
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document

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