Form 10-Q
period 2012-06-30
CHEVRON CORP
filed 2012-08-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2012
Common stock, $.75 par value	1,962,140,000

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2012, and 2011	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2012, and 2011	4
	Consolidated Balance Sheet at June 30, 2012, and December 31, 2011	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012, and 2011	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Mine Safety Disclosures	38
Item 6.	Exhibits	38
Signature		39
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45

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

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$59,780	$66,671	$118,676	$125,083
Income from equity affiliates	2,091	1,882	3,800	3,569
Other income	737	395	837	637

Total Revenues and Other Income	62,608	68,948	123,313	129,289

Costs and Other Deductions
Purchased crude oil and products	36,772	40,759	72,825	75,960
Operating expenses	5,420	5,260	10,603	10,323
Selling, general and administrative expenses	1,250	1,200	2,190	2,300
Exploration expenses	493	422	896	590
Depreciation, depletion and amortization	3,284	3,257	6,489	6,383
Taxes other than on income*	3,034	4,843	5,886	9,404

Total Costs and Other Deductions	50,253	55,741	98,889	104,960

Income Before Income Tax Expense	12,355	13,207	24,424	24,329
Income Tax Expense	5,123	5,447	10,693	10,330

Net Income	7,232	7,760	13,731	13,999
Less: Net income attributable to noncontrolling interests	22	28	50	56

Net Income Attributable to Chevron Corporation	$7,210	$7,732	$13,681	$13,943

Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$3.68	$3.88	$6.98	$6.99
— Diluted	$3.66	$3.85	$6.93	$6.94
Dividends	$0.90	$0.78	$1.71	$1.50
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,954,147	1,994,007	1,959,005	1,994,369
— Diluted	1,967,990	2,008,995	1,973,386	2,008,791

* Includes excise, value-added and similar taxes:	$1,929	$2,264	$3,716	$4,398

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Net Income	$7,232	$7,760	$13,731	$13,999

Currency translation adjustment	(12)	18	2	51
Unrealized holding gain (loss) on securities:
Net loss arising during period	(2)	(10)	(1)	(11)
Derivatives:
Net derivatives (loss) gain on hedge transactions	(7)	11	3	—
Reclassification to net income of net realized (gain) loss	(4)	(2)	2	(3)
Income taxes on derivatives transactions	4	(3)	(2)	1

Total	(7)	6	3	(2)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	233	176	506	386
Actuarial gain (loss) arising during period	—	4	(43)	55
Prior service cost:
Amortization to net income of net prior service (credits) costs	(16)	(5)	(30)	8
Defined benefit plans sponsored by equity affiliates	7	10	18	22
Income taxes on defined benefit plans	(60)	(63)	(165)	(160)

Total	164	122	286	311

Other Comprehensive Gain, Net of Tax	143	136	290	349

Comprehensive Income	7,375	7,896	14,021	14,348
Comprehensive income attributable to noncontrolling interests	(22)	(28)	(50)	(56)

Comprehensive Income Attributable to Chevron Corporation	$7,353	$7,868	$13,971	$14,292

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	At June 30 2012	At December 31 2011
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$21,209	$15,864
Time deposits	8	3,958
Marketable securities	246	249
Accounts and notes receivable, net	20,711	21,793
Inventories:
Crude oil and petroleum products	5,058	3,420
Chemicals	480	502
Materials, supplies and other	1,648	1,621

Total inventories	7,186	5,543
Prepaid expenses and other current assets	6,648	5,827

Total Current Assets	56,008	53,234
Long-term receivables, net	2,360	2,233
Investments and advances	23,073	22,868
Properties, plant and equipment, at cost	246,076	233,432
Less: Accumulated depreciation, depletion and amortization	117,029	110,824

Properties, plant and equipment, net	129,047	122,608
Deferred charges and other assets	4,250	3,889
Goodwill	4,641	4,642

Total Assets	$219,379	$209,474

LIABILITIES AND EQUITY
Short-term debt	$359	$340
Accounts payable	21,958	22,147
Accrued liabilities	5,127	5,287
Federal and other taxes on income	3,975	4,584
Other taxes payable	1,237	1,242

Total Current Liabilities	32,656	33,600
Long-term debt	9,765	9,684
Capital lease obligations	107	128
Deferred credits and other noncurrent obligations	20,204	19,181
Noncurrent deferred income taxes	16,677	15,544
Reserves for employee benefit plans	8,681	9,156

Total Liabilities	88,090	87,293

Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at June 30, 2012, and December 31, 2011)	1,832	1,832
Capital in excess of par value	15,322	15,156
Retained earnings	150,728	140,399
Accumulated other comprehensive loss	(5,732)	(6,022)
Deferred compensation and benefit plan trust	(282)	(298)
Treasury stock, at cost (480,536,580 and 461,509,656 shares at June 30, 2012, and December 31, 2011, respectively)	(31,871)	(29,685)

Total Chevron Corporation Stockholders’ Equity	129,997	121,382
Noncontrolling interests	1,292	799

Total Equity	131,289	122,181

Total Liabilities and Equity	$219,379	$209,474

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2012	2011
	(Millions of dollars)
Operating Activities
Net Income	$13,731	$13,999
Adjustments
Depreciation, depletion and amortization	6,489	6,383
Dry hole expense	442	204
Distributions (less) more than income from equity affiliates	(1,069)	449
Net before-tax gains on asset retirements and sales	(544)	(420)
Net foreign currency effects	24	27
Deferred income tax provision	994	348
Net increase in operating working capital	(2,197)	(179)
Increase in long-term receivables	(140)	(32)
Decrease in other deferred charges	582	69
Cash contributions to employee pension plans	(679)	(557)
Other	669	213

Net Cash Provided by Operating Activities	18,302	20,504

Investing Activities
Acquisition of Atlas Energy	—	(3,014)
Advance to Atlas Energy	—	(403)
Capital expenditures	(12,962)	(12,418)
Proceeds and deposits related to asset sales	1,153	626
Net sales (purchases) of time deposits	3,950	(1,553)
Net sales (purchases) of marketable securities	11	(53)
Repayment of loans by equity affiliates	171	182
Net sales of other short-term investments	198	212

Net Cash Used for Investing Activities	(7,479)	(16,421)

Financing Activities
Net borrowings of short-term obligations	122	253
Repayments of long-term debt and other financing obligations	(28)	(1,231)
Cash dividends — common stock	(3,348)	(2,992)
Distributions to noncontrolling interests	(11)	(28)
Net purchases of treasury shares	(2,161)	(886)

Net Cash Used for Financing Activities	(5,426)	(4,884)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(52)	76

Net Change in Cash and Cash Equivalents	5,345	(725)
Cash and Cash Equivalents at January 1	15,864	14,060

Cash and Cash Equivalents at June 30	$21,209	$13,335

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2012, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.

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

Activity for the equity attributable to noncontrolling interests for the first six months of 2012 and 2011 is as follows:

	2012			2011
	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$121,382	$799	$122,181	$105,081	$730	$105,811
Net income	13,681	50	13,731	13,943	56	13,999
Dividends	(3,350)	—	(3,350)	(2,992)	—	(2,992)
Distributions to noncontrolling interests	—	(11)	(11)	—	(28)	(28)
Treasury shares, net	(2,188)	—	(2,188)	(971)	—	(971)
Other changes, net*	472	454	926	592	19	611

Balance at June 30	$129,997	$1,292	$131,289	$115,653	$777	$116,430

*	Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 3. Information Relating to the Consolidated Statement of Cash Flows

The “Net (increase) decrease in operating working capital” was composed of the following operating changes:

	Six Months Ended June 30
	2012	2011
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$1,377	$(2,756)
Increase in inventories	(1,359)	(1,823)
(Increase) decrease in prepaid expenses and other current assets	(375)	84
(Decrease) increase in accounts payable and accrued liabilities	(1,062)	2,980
(Decrease) increase in income and other taxes payable	(778)	1,336

Net increase in operating working capital	$(2,197)	$(179)

The “Net increase in operating working capital” includes reductions of $34 million and $116 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2012, and 2011, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended June 30
	2012	2011
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$—	$—
Income taxes	10,524	8,554

The “Net sales (purchases) of time deposits” consisted of the following gross amounts:

	Six Months Ended June 30
	2012	2011
	(Millions of dollars)
Time deposits purchased	$(8)	$(3,980)
Time deposits matured	3,958	2,427

Net sales (purchases) of time deposits	$3,950	$(1,553)

The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2012	2011
	(Millions of dollars)
Marketable securities purchased	$—	$(86)
Marketable securities sold	11	33

Net sales (purchases) of marketable securities	$11	$(53)

The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $2.5 billion and $1.8 billion in the first six months of 2012 and 2011, respectively. During the first six months of 2012 and 2011, the company purchased 23.9 million and 17.3 million common shares for $2.5 billion and $1.75 billion under its ongoing share repurchase program, respectively.

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended June 30
	2012	2011
	(Millions of dollars)
Additions to properties, plant and equipment	$12,163	$11,877
Additions to investments	437	410
Current year dry hole expenditures	404	195
Payments for other liabilities and assets, net	(42)	(64)

Capital expenditures	12,962	12,418
Expensed exploration expenditures	454	386
Assets acquired through capital lease obligations	—	1

Capital and exploratory expenditures, excluding equity affiliates	13,416	12,805
Company’s share of expenditures by equity affiliates	827	584

Capital and exploratory expenditures, including equity affiliates	$14,243	$13,389

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2012, and 2011, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Segment Earnings	2012	2011	2012	2011
	(Millions of dollars)
Upstream
United States	$1,318	$1,950	$2,847	$3,399
International	4,302	4,921	8,944	9,449

Total Upstream	5,620	6,871	11,791	12,848

Downstream
United States	802	564	1,261	1,006
International	1,079	480	1,424	660

Total Downstream	1,881	1,044	2,685	1,666

Total Segment Earnings	7,501	7,915	14,476	14,514

All Other
Interest Income	19	19	39	37
Other	(310)	(202)	(834)	(608)

Net Income Attributable to Chevron Corporation	$7,210	$7,732	$13,681	$13,943

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2012, and December 31, 2011, are as follows:

Segment Assets	At June 30 2012	At December 31 2011
	(Millions of dollars)
Upstream
United States	$38,099	$37,108
International	105,990	98,540
Goodwill	4,641	4,642

Total Upstream	148,730	140,290

Downstream
United States	23,002	22,182
International	21,069	20,517

Total Downstream	44,071	42,699

Total Segment Assets	192,801	182,989

All Other
United States	6,484	8,824
International	20,094	17,661

Total All Other	26,578	26,485

Total Assets — United States	67,585	68,114
Total Assets — International	147,153	136,718
Goodwill	4,641	4,642

Total Assets	$219,379	$209,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2012, and 2011, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities, energy services, and alternative fuels and technology companies.

Sales and Other Operating Revenues

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Upstream
United States	$5,732	$7,357	$11,933	$14,023
International	13,185	14,538	27,700	27,407

Subtotal	18,917	21,895	39,633	41,430
Intersegment Elimination — United States	(4,444)	(4,897)	(9,041)	(9,162)
Intersegment Elimination — International .	(8,022)	(9,197)	(17,248)	(17,650)

Total Upstream	6,451	7,801	13,344	14,618

Downstream
United States	22,657	24,612	45,341	46,046
International	30,598	34,180	59,848	64,237

Subtotal	53,255	58,792	105,189	110,283
Intersegment Elimination — United States	(10)	(23)	(25)	(43)
Intersegment Elimination — International	(22)	(31)	(33)	(51)

Total Downstream	53,223	58,738	105,131	110,189

All Other
United States	436	397	762	762
International	13	12	25	22

Subtotal	449	409	787	784
Intersegment Elimination — United States	(332)	(266)	(563)	(488)
Intersegment Elimination — International	(11)	(11)	(23)	(20)

Total All Other	106	132	201	276

Sales and Other Operating Revenues
United States	28,825	32,366	58,036	60,831
International	43,796	48,730	87,573	91,666

Subtotal	72,621	81,096	145,609	152,497
Intersegment Elimination — United States	(4,786)	(5,186)	(9,629)	(9,693)
Intersegment Elimination — International	(8,055)	(9,239)	(17,304)	(17,721)

Total Sales and Other Operating Revenues	$59,780	$66,671	$118,676	$125,083

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

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$94,474	$94,918
Costs and other deductions	89,571	89,971
Net income attributable to CUSA	3,529	3,690

	At June 30 2012	At December 31 2011
	(Millions of dollars)
Current assets	$20,850	$34,490
Other assets	48,744	47,556
Current liabilities	19,326	19,088
Other liabilities	26,655	26,153

Total CUSA net equity	$23,613	$36,805

Memo: Total debt	$14,641	$14,763

Note 6. Summarized Financial Data — Chevron Transport Corporation

Chevron Transport Corporation Limited (CTC), incorporated in Bermuda, is an indirect, wholly owned subsidiary of Chevron Corporation. CTC is the principal operator of Chevron’s international tanker fleet and is engaged in the marine transportation of crude oil and refined petroleum products. Most of CTC’s shipping revenue is derived from providing transportation services to other Chevron companies. Chevron Corporation has fully and unconditionally guaranteed this subsidiary’s obligations in connection with certain debt securities. Summarized financial information for CTC and its consolidated subsidiaries is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$193	$196	$394	$422
Costs and other deductions	214	227	452	489
Net loss attributable to CTC	(21)	(32)	(56)	(67)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At June 30 2012	At December 31 2011
	(Millions of dollars)
Current assets	$258	$290
Other assets	264	228
Current liabilities	100	114
Other liabilities	420	346

Total CTC net equity	$2	$58

There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2012.

Note 7. Income Taxes

Taxes on income for the second quarter and first six months of 2012 were $5.1 billion and $10.7 billion, respectively, compared with $5.4 billion and $10.3 billion for the corresponding periods in 2011. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the second quarters of 2012 and 2011 were both 41 percent. For the comparative six-month periods, the effective tax rates were 44 percent and 42 percent, respectively.

There was no change in the effective tax rate between the 2012 and 2011 quarterly periods. A lower utilization of non-U.S. tax credits during the current period was essentially offset by the effects of foreign currency remeasurement impacts between periods. The increase in the effective tax rate for the six-month comparison primarily reflected a higher effective tax rate in international upstream operations, mainly due to a lower utilization of non-U.S. tax credits during the current period.

Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2012. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2003 and Kazakhstan — 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Pension Benefits
United States
Service cost	$113	$93	$226	$187
Interest cost	109	115	218	231
Expected return on plan assets	(158)	(153)	(317)	(306)
Amortization of prior service credits	(2)	(2)	(4)	(4)
Amortization of actuarial losses	117	78	235	155
Settlement losses	65	53	139	144

Total United States	244	184	497	407

International
Service cost	46	43	90	88
Interest cost	83	80	162	162
Expected return on plan assets	(68)	(66)	(134)	(137)
Amortization of prior service costs	4	6	9	12
Amortization of actuarial losses	37	30	70	56
Curtailment losses	—	9	—	36

Total International	102	102	197	217

Net Periodic Pension Benefit Costs	$346	$286	$694	$624

Other Benefits*
Service cost	$15	$16	$30	$30
Interest cost	38	45	77	90
Amortization of prior service credits	(18)	(18)	(36)	(36)
Amortization of actuarial losses	14	15	29	31
Settlement gains	—	—	(26)	—

Net Periodic Other Benefit Costs	$49	$58	$74	$115

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.

At the end of 2011, the company estimated it would contribute $900 million to employee pension plans during 2012 (composed of $600 million for the U.S. plans and $300 million for the international plans). Through June 30, 2012, a total of $679 million was contributed (including $570 million to the U.S. plans). In July 2012, the company contributed $250 million to the U.S. plan. Total contributions for the full year are currently estimated to be $1.15 billion ($850 for the U.S. plans and $300 for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

During the first six months of 2012, the company contributed $101 million to its OPEB plans. The company anticipates contributing approximately $120 million during the remainder of 2012.

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

On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within fifteen days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, where the National Court will determine whether it will hear Chevron’s cassation appeal.

Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On June 27, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. Chevron continues to believe the Ecuadorian provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.

Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On February 9, 2011, the Tribunal issued an Order for Interim Measures requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and without Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On January 25, 2012, the Tribunal converted the Order for Interim Measures into an Interim Award. Chevron filed a renewed application for further interim measures on January 4, 2012, and the Republic of Ecuador opposed Chevron’s application and requested that the existing Order for Interim Measures be vacated on January 9, 2012. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron’s arbitration claims. On April 9, 2012, the Tribunal issued a scheduling order to hear issues relating to the scope of the settlement and release agreements between the Republic of Ecuador and Texpet by late November 2012, and on July 9, 2012, the Tribunal indicated that it wanted to hear the remaining issues in January 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. Through the end of June 2012, the company had paid $48 million under these indemnities and continues to be obligated up to $250 million for possible additional indemnification payments in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(Millions of dollars)

	At June 30, 2012				At December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$246	$246	$—	$—	$249	$249	$—	$—
Derivatives	257	159	98	—	208	104	104	—

Total Assets at Fair Value	$503	$405	$98	$—	$457	$353	$104	$—

Derivatives	126	114	12	—	102	101	1	—

Total Liabilities at Fair Value	$126	$114	$12	$—	$102	$101	$1	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2012.

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

Assets carried at fair value at June 30, 2012 and December 31, 2011 are as follows:

Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $21.2 billion and $15.9 billion at June 30, 2012 and December 31, 2011, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $8.0 million and $4.0 billion at June 30, 2012 and December 31, 2011, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2012.

Restricted Cash had a carrying/fair value of $1.1 billion and $1.2 billion at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, restricted cash is classified as Level 1 and is reported in “Deferred charges and other assets” on the face of the Consolidated Balance Sheet, and includes restricted funds related to various capital investment projects, tax payments, and certain Upstream abandonment activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of other short-term financial assets and liabilities, including short-term debt reclassified to long-term, on the consolidated balance sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2012 and 2011 were not material.

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2012 is as follows:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

(Millions of dollars)

	At June 30, 2012
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Six Months Ended
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$1	$23
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	—
Investments and advances	—	—	—	—	—	4

Total Assets at Fair Value	$—	$—	$—	$—	$1	$27

Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2012.

Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2012.

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

Derivative instruments measured at fair value at June 30, 2012, and December 31, 2011, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments

(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At June 30 2012	At December 31 2011
Commodity	Accounts and notes receivable, net	$204	$133
Commodity	Long-term receivables, net	53	75

Total Assets at Fair Value		$257	$208

Commodity	Accounts payable	$57	$36
Commodity	Deferred credits and other noncurrent obligations	70	66

Total Liabilities at Fair Value		$127	$102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments

(Millions of dollars)

		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of Contract	Statement of Income Classification	2012	2011	2012	2011
Commodity	Sales and other operating revenues	$233	$75	$115	$(324)
Commodity	Purchased crude oil and products	8	27	(11)	31
Commodity	Other income	(1)	—	4	(2)

		$240	$102	$108	$(295)

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

Note 14. Long-Term Debt

The net carrying value of long-term debt, excluding amounts reclassified from short-term, at June 30, 2012 and December 31, 2011 is $4.1 billion. The fair value of long-term debt at June 30, 2012 and December 31, 2011 is $4.9 billion. Long-term debt includes corporate issued bonds, a corporate profit sharing/ savings plan bond and certain other bonds. The fair value of corporate bonds is $4.0 billion and classified as Level 1. The fair value of the corporate profit sharing/ savings plan bond and certain other bonds is $0.9 billion and classified as Level 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2012 Compared with Second Quarter 2011

And Six Months 2012 Compared with Six Months 2011

Key Financial Results

Earnings by Business Segment

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Upstream
United States	$1,318	$1,950	$2,847	$3,399
International	4,302	4,921	8,944	9,449

Total Upstream	5,620	6,871	11,791	12,848

Downstream
United States	802	564	1,261	1,006
International	1,079	480	1,424	660

Total Downstream	1,881	1,044	2,685	1,666

Total Segment Earnings	7,501	7,915	14,476	14,514
All Other	(291)	(183)	(795)	(571)

Net Income Attributable to Chevron Corporation(1)(2)	$7,210	$7,732	$13,681	$13,943

(1) Includes foreign currency effects	$198	$(81)	$(30)	$(245)
(2) Also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for second quarter 2012 was $7.2 billion ($3.66 per share — diluted), compared with $7.7 billion ($3.85 per share — diluted) in the corresponding 2011 period. Net income attributable to Chevron Corporation for the first six months of 2012 was $13.7 billion ($6.93 per share — diluted), versus $13.9 billion ($6.94 per share — diluted) in the first six months of 2011.

Upstream earnings in second quarter 2012 were $5.6 billion, compared with $6.9 billion in the 2011 quarter. The decrease was mainly due to lower crude oil realizations and crude oil volumes. Earnings for the first six months of 2012 were $11.8 billion, versus $12.8 billion a year earlier. The decrease between the comparative periods was mainly due to lower crude oil volumes.

Downstream earnings were $1.9 billion in second quarter 2012, compared with $1.0 billion in the year-earlier period. The increase between the comparative periods was primarily associated with gains on asset sales, improved refining margins and favorable changes in effects on derivative instruments. Earnings for the first six months of 2012 were $2.7 billion, versus $1.7 billion in the corresponding 2011 period. The increase between comparative periods was mainly due to gains on asset sales and favorable changes in effects on derivative instruments.

Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for second quarter and first six months of 2012 versus the same period in 2011.

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

The company also continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the “Results of Operations” section, beginning on page 28, for discussions of net gains on asset sales during 2012. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.

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

The chart on the left shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $111 per barrel for the full-year 2011. During second quarter 2012, Brent averaged $108 per barrel and ended July at about $106. The WTI price averaged $95 per barrel for the full-year 2011. During second quarter 2012, WTI averaged $93 per barrel and ended July at about $88. The majority of the company’s equity crude production is priced based on the Brent benchmark. WTI traded at a discount to Brent throughout 2011 and the first half of 2012 due to high inventories in the U.S. Midcontinent market.

A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in second quarter 2012 primarily due to strong diesel and gasoline prices and low petroleum product inventories.

Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)

In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $2.36 per thousand cubic feet (MCF) in the first half of 2012, compared with $4.30 during the first half of 2011. At the end of July 2012, the Henry Hub spot price was $3.21 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. The Henry Hub gas price declined during first quarter 2012 due to high inventories resulting from a mild winter and continued growth in U.S. gas production. The Henry Hub price has strengthened since April as a result of falling inventory levels and improving demand conditions.

Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some of these locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $5.99 per MCF during the first half of 2012, compared with $5.25 in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first half of 2012 averaged 2.63 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first half of 2012 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for second quarter 2012 or 2011. At their latest meeting in June 2012, members of OPEC supported maintaining the collective production ceiling of 30 million barrels per day agreed upon in December 2011.

Production in any given year is subject to many factors and uncertainties, including additional quotas that may be imposed by OPEC, price effects on entitlement volumes, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups or ramp-ups, or fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

The production outlook for 2012 is subject to some specific uncertainties. These include the resolution of the Frade shut-in in Brazil, the timing of start-up and the ramp-up profile for LNG production in Angola, the continuing pace of ramp-up in production for the Usan Field in Nigeria, and the duration of the planned turnaround of the SGI/SGP facilities at the Tengiz Field in Kazakhstan.

On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. Upon detection, the company immediately took steps to stop the release. Chevron’s emergency plan, approved by the Brazilian environment and natural resources regulatory agency IBAMA, was implemented according to the law and industry standards. The source of the seep was substantially contained within four days and the well has been plugged and abandoned. No evidence of any coastal or wildlife impacts related to this seep has emerged. On March 14, 2012, the company identified a small, second seep in a different part of the field. As a precautionary measure, the company and its partners decided to temporarily suspend field production and received approval from Brazil’s National Petroleum Agency (ANP) to do so. The company also installed special containment devices on the seafloor to capture the oil and will install additional devices if needed. Chevron and its partners continue to cooperate with the Brazilian authorities and are conducting studies to better understand the geology in the area. On July 19, 2012, ANP issued its final investigative report on the November 2011 incident. A Brazilian federal district prosecutor has filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. The company is not aware of any basis for damages to be awarded in any civil lawsuit. The federal prosecutor has also filed criminal charges against 11 Chevron employees. With regard to criminal charges, the company believes them to be without merit and intends to aggressively defend the company and the named employees. Jurisdiction has been moved for all three matters from Campos to a court in Rio de Janeiro. The company’s ultimate exposure related to regulatory fines and penalties is not currently determinable, but could be significant to net income in any one period.

The company entered into a non-binding financing term sheet with Petroboscan, a joint stock company owned 39.2 percent by Chevron, which operates the Boscan Field in Venezuela. When finalized, the financing is expected to occur in stages over a limited drawdown period and is intended to support a specific work program to maintain and increase production to an agreed-upon level. The terms are designed to support cash needs for on-going operations and new development, as well as distributions to shareholders — including current outstanding obligations. The loan will be repaid from future Petroboscan crude sales. Definitive documents are under negotiation.

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

The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Asia and southern Africa. Chevron operates or has significant ownership interests in refineries in each of these areas. The company has further progressed its ongoing effort to concentrate downstream resources and capital on strategic assets. In March 2012, the company completed the sale of its fuels and finished lubricants businesses in Spain. Also in first quarter 2012, the company signed an agreement to sell its Perth Amboy, New Jersey, refinery, which has been operated as a products terminal in recent years. The sale is expected to close later this year. In April 2012, the company completed the sale of several of its fuels marketing and aviation businesses in the Caribbean and expects to complete the remaining announced sales of certain fuels marketing and aviation businesses in the Caribbean during 2012, pending regulatory approvals.

On July 26, 2012, Caltex Australia Ltd. (CAL), the company’s 50 percent-owned affiliate, announced that it plans to convert its Kurnell Refinery to an import terminal in 2014. As a result of this decision, Chevron expects to recognize impairment and related charges in the third quarter 2012 which are not expected to be material to its consolidated results of operations.

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

Operating Developments

Noteworthy operating developments for the upstream business in recent months included the following:

•

Australia — Signed nonbinding Heads of Agreement with Tohoku Electric for LNG offtake, and additional binding agreements with Tokyo Electric for LNG offtake and an equity interest, for the Wheatstone Project. To date, more than 80 percent of Chevron’s equity LNG from Wheatstone is covered under long-term agreements with customers in Asia.

•	Australia — Announced a natural gas discovery, Pontus-1, in the Carnarvon Basin in 47.3 percent-owned Block WA-37-L.

•	Angola-Republic of the Congo Joint Development Area — Reached final investment decision on the cross-border development of the deepwater Lianzi Field.

•	Bangladesh — Reached final investment decision on the Bibiyana Expansion Project.

•	United Kingdom — Initiated front-end engineering and design (FEED) for the deepwater Rosebank project west of the Shetland Islands.

•	Kurdistan Region of Iraq — Acquired an 80 percent interest and operatorship in the Rovi and Sarta blocks.

•	Suriname — Acquired a 50 percent interest in two offshore exploration blocks.

•	Ukraine — Bid successfully for a 50 percent interest and operatorship in a shale gas block.

•	United States — Bid successfully for additional shelf and deepwater exploration acreage in the Gulf of Mexico.

In the downstream business, the company completed the sale of several of its fuels marketing and aviation businesses in the Caribbean, and the company’s 50 percent-owned GS Caltex affiliate in South Korea completed the sale of its power operations. In addition, the company’s 50 percent-owned Chevron Phillips Chemical Company LLC announced the execution of FEED contracts for an ethylene cracker at its Cedar Bayou facility in Baytown, Texas and two polyethylene facilities near its Sweeny facility in Old Ocean, Texas.

The company purchased $1.25 billion of its common stock in second quarter 2012 under its share repurchase program.

Results of Operations

Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 4, beginning on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
U.S. Upstream Earnings	$1,318	$1,950	$2,847	$3,399

U.S. upstream earnings of $1.32 billion in second quarter 2012 decreased $632 million from the same period last year. The decrease was due to lower crude oil and natural gas realizations of about $160 million and $120 million, respectively, decreased net oil-equivalent production of about $140 million and the absence of gains on assets sales of about $110 million.

Earnings for the first six months of 2012 were approximately $2.85 billion, down about $552 million from the corresponding period in 2011. Decreased net oil-equivalent production and the absence of gains on assets sales reduced earnings by approximately $280 million and $110 million, respectively.

The company’s average realization per barrel of crude oil and natural gas liquids in second quarter 2012 was $97, down from $104 a year earlier. For the six-month periods, average realizations were about $100 and $96 for 2012 and 2011, respectively. The average natural gas realization in second quarter 2012 was $2.17 per thousand cubic feet, compared with $4.35 in the year-ago period. The average six-month realizations were $2.33 in 2012 and $4.20 in 2011.

Net oil-equivalent production of 659,000 barrels per day in second quarter 2012 was down 35,000 barrels per day, or about 5 percent, from a year earlier. The decrease in production was associated with normal field declines and an absence of volumes associated with Cook Inlet, Alaska, assets sold in 2011. Partially offsetting this decrease was ramp-up at the Perdido and Caesar/ Tonga projects in the Gulf of Mexico.

First-half 2012 production was 655,000 barrels per day, down 39,000 from the corresponding 2011 period. The decrease was associated with normal field declines and an absence of volumes associated with Cook Inlet, Alaska, assets sold in 2011. Partially offsetting this decrease was production from the ramp-up at the Perdido and Caesar/ Tonga projects in the Gulf of Mexico, as well as volumes from the Marcellus Shale.

The net liquids component of oil-equivalent production was 461,000 barrels per day and 459,000 barrels per day for second quarter and six months of 2012, respectively. Those volumes were 4 percent lower than the corresponding 2011 periods. Net natural gas production of 1.19 billion cubic feet per day in second quarter 2012 and 1.18 billion cubic feet per day in the first half of 2012 decreased 9 percent and 8 percent from the comparative 2011 periods.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
International Upstream Earnings*	$4,302	$4,921	$8,944	$9,449

* Includes foreign currency effects	$219	$26	$11	$(90)

International upstream earnings of $4.3 billion in second quarter 2012 decreased $619 million from the corresponding period in 2011. The decline between quarters was primarily due to lower realizations for crude oil of about $460 million, lower crude oil volumes of about $430 million, as well as higher exploration expense of about $90 million, partially offset by higher realizations for natural gas of about $160 million. Foreign currency effects increased earnings by $219 million in the 2012 quarter, compared with an increase of $26 million a year earlier.

Earnings for the first six months of 2012 were $8.94 billion, down $505 million from the same period in 2011. This decrease in earnings was mainly due to lower crude oil volumes of about $630 million, higher tax items of about $320 million, higher exploration expense of about $250 million and higher operating expenses of about $190 million. Higher prices for crude oil and natural gas partly offset the decreases, increasing earnings by about $780 million. Foreign currency effects increased earnings by $11 million in the first six months of 2012, compared with a decrease of $90 million a year earlier.

The average realization per barrel of crude oil and natural gas liquids in second quarter 2012 and six-month period were $99 and $105, respectively, compared with $107 and $101 in the corresponding 2011 periods. The average natural gas realization per thousand cubic feet in second quarter 2012 was $6.10, compared with $5.49 in the corresponding 2011 period. Between the six-month periods, the average natural gas realization increased to $5.99 from $5.25.

International net oil-equivalent production of 1.97 million barrels per day in second quarter 2012 decreased 35,000 barrels per day from a year ago. Production increases from project ramp-ups in Thailand and Nigeria were more than offset by normal field declines, the shut-in of the Frade Field in Brazil and maintenance-related downtime.

International net oil-equivalent production of 1.97 million barrels per day for the six months of 2012 decreased 60,000 barrels per day from a year ago. Production increases from project ramp-ups in Thailand and Nigeria were more than offset by normal field declines, the shut-in of the Frade Field in Brazil and maintenance-related downtime.

The net liquids component of oil-equivalent production was 1.32 million barrels per day in second quarter 2012 and 1.33 million barrels per day in the six-month period, decreases of 5 and 6 percent for the respective periods. Net natural gas production totaled 3.89 billion cubic feet per day in second quarter 2012 and 3.87 billion cubic feet per day in the first six months, increases of 6 percent and 3 percent, from the respective 2011 periods.

Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
U.S. Downstream Earnings	$802	$564	$1,261	$1,006

U.S. downstream earned $802 million in second quarter 2012, compared with earnings of $564 million a year earlier. Earnings for the first six months of 2012 were $1.3 billion, compared with $1.0 billion in the same period of 2011. Earnings in both comparative periods mainly benefited from improved margins on refined product sales of $240 million and $220 million, respectively.

Refinery crude-input of 928,000 barrels per day in second quarter 2012 and 926,000 barrels per day for the six month period both increased about 6 percent from the corresponding 2011 periods.

Refined product sales of 1.27 million barrels per day in the 2012 quarter were essentially flat with a year ago. Total refined product sales of 1.25 million barrels per day for the six months of 2012 declined 2 percent, mainly due to lower residual fuel oil sales. Branded gasoline sales of 521,000 and 513,000 barrels per day for second quarter and six months in 2012 increased 2 percent and 1 percent, respectively.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
International Downstream Earnings*	$1,079	$480	$1,424	$660

* Includes foreign currency effects	$(22)	$(94)	$(33)	$(132)

International downstream operations earned $1.1 billion in second quarter 2012, compared with $480 million a year earlier. Current quarter earnings benefited from gains on asset sales of approximately $200 million, primarily reflecting the sale of GS Caltex’s power operations in South Korea. Improved refined product margins of $110 million and a favorable change in effects on derivative instruments of $110 million also contributed to higher earnings in the 2012 quarter. Foreign currency effects decreased earnings by $22 million in the 2012 quarter, compared with a decrease of $94 million a year earlier.

Earnings for the first six months of 2012 were $1.4 billion, compared with $660 million in the corresponding 2011 period. Earnings benefited from gains on asset sales of approximately $400 million, primarily reflecting the sale of the company’s fuels and finished lubricants businesses in Spain and the sale of GS Caltex’s power operations in South Korea. A favorable change in effects on derivative instruments of $260 million was partly offset by lower refined product margins of $150 million. Foreign currency effects decreased earnings by $33 million in 2012, compared with a decrease of $132 million a year earlier.

Refinery crude-input of 870,000 barrels per day in second quarter 2012 decreased 147,000 barrels per day from second quarter 2011. For the six months of 2012, crude oil inputs were 825,000 barrels per day, down 199,000 barrels per day from the year-ago period. The decrease for both comparative periods was attributable mainly to the third quarter 2011 sale of the Pembroke Refinery in the United Kingdom.

Total refined product sales of 1.57 million barrels per day for the quarterly period and 1.55 million barrels per day for the first six months of 2012 both declined 14 percent, primarily related to the third quarter 2011 sale of the company’s refining and marketing assets in the United Kingdom and Ireland. Excluding the impact of 2011 asset sales, sales volumes were down 2 percent between both comparative periods.

All Other

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Net Charges*	$(291)	$(183)	$(795)	$(571)

* Includes foreign currency effects	$1	$(13)	$(8)	$(23)

All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.

Net charges in second quarter 2012 were $291 million, compared with $183 million in the year-ago period. The change between periods was mainly due to higher corporate tax items and other corporate charges, partially offset by a gain on the sale of a mining investment. Foreign currency effects decreased net charges by $1 million, compared with an increase of $13 million last year. For the six months of 2012, net charges were $795 million, compared with $571 million a year earlier. The increase between six month periods was mainly due to higher U.S. environmental reserve additions, higher corporate tax items and other corporate charges, partly offset by lower employee compensation and benefits. Foreign currency effects increased net charges by $8 million for the six months of 2012, compared with a $23 million reduction in net charges last year.

Consolidated Statement of Income

Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$59,780	$66,671	$118,676	$125,083

Sales and other operating revenues for the quarterly period decreased $6.9 billion mainly due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland in 2011, and lower prices for crude oil. The decrease of $6.4 billion in the six-month period was mainly due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland, partially offset by higher prices for crude oil.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Income from equity affiliates	$2,091	$1,882	$3,800	$3,569

Income from equity affiliates increased between the quarterly and six-month periods mainly due to the gain on sale of GS Caltex’s power operations in South Korea and higher earnings from Chevron Phillips Chemical Company LLC as a result of higher margins on sales of commodity chemicals. Partially offsetting this increase were lower upstream-related earnings from Tengizchevroil in Kazakhstan as a result of lower prices and production for crude oil in the quarterly period, and lower production in the six-month comparative period.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Other income	$737	$395	$837	$637

Other income for the quarterly and six month periods increased mainly due to gains on asset sales and a favorable swing in foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Purchased crude oil and products	$36,772	$40,759	$72,825	$75,960

Purchases decreased $4.0 billion in the quarterly period mainly due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland in 2011, as well as lower prices for crude oil. The six-month period decrease of $3.1 billion was mainly due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland, partially offset by higher prices for crude oil.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,670	$6,460	$12,793	$12,623

Operating, selling, general and administrative expenses increased $210 million between quarters mainly due to higher employee compensation and benefits. The $170 million increase between the six-month periods was mainly due to higher marine transportation expenses and employee compensation and benefits.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Exploration expenses	$493	$422	$896	$590

The increase in exploration expenses between the second quarters was primarily due to higher geological and geophysical costs. The increase between six-month periods was mainly due to higher amounts for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Depreciation, depletion and amortization	$3,284	$3,257	$6,489	$6,383

Depreciation, depletion and amortization remained essentially flat between the second quarter periods. The six-month period increased mainly due to higher depreciation rates for certain oil and gas producing fields, partially offset by lower production levels, lower accretion expense associated with asset retirement obligations and lower upstream impairments.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Taxes other than on income	$3,034	$4,843	$5,886	$9,404

Taxes other than on income decreased primarily due to lower import duties in the United Kingdom reflecting the sale of the company’s refining and marketing assets in the United Kingdom and Ireland in 2011.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Income tax expense	$5,123	$5,447	$10,693	$10,330

The effective income tax rate was 41 percent in both the 2012 and 2011 quarters. A lower utilization of non-U.S. tax credits during the 2012 quarter was essentially offset by the effects of foreign currency remeasurement impacts between quarters. For the year-to-date periods, the effective tax rates were 44 and 42 percent for 2012 and 2011, respectively. The increase in the effective tax rate primarily reflected a higher effective tax rate in international upstream operations during the six-month 2012 period, mainly due to a lower utilization of non-U.S. tax credits.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data(1)(2)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	461	478	459	480
Net natural gas production (MMCFPD)(3)	1,186	1,299	1,178	1,284
Net oil-equivalent production (MBOEPD)	659	694	655	694
Sales of natural gas (MMCFPD)(4)	5,314	5,724	5,462	5,744
Sales of natural gas liquids (MBPD)	8	10	13	15
Revenue from net production
Liquids ($/Bbl)	$97.46	$103.63	$99.68	$96.39
Natural gas ($/MCF)	$2.17	$4.35	$2.33	$4.20
International Upstream
Net crude oil and natural gas liquids production (MBPD)(5)	1,317	1,388	1,327	1,408
Net natural gas production (MMCFPD)(3)	3,894	3,670	3,871	3,748
Net oil-equivalent production (MBOEPD)(3)(5)	1,965	2,000	1,973	2,033
Sales of natural gas (MMCFPD)	4,390	4,386	4,522	4,412
Sales of natural gas liquids (MBPD)	25	23	24	24
Revenue from liftings
Liquids ($/Bbl)	$99.21	$106.84	$104.65	$100.99
Natural gas ($/MCF)	$6.10	$5.49	$5.99	$5.25
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(5)	2,624	2,694	2,628	2,727
U.S. Downstream
Gasoline sales (MBPD)	646	655	636	653
Other refined product sales (MBPD)	624	614	618	622

Total refined product sales (MBPD)	1,270	1,269	1,254	1,275
Sales of natural gas liquids (MBPD)	151	152	142	145
Refinery input (MBPD)	928	875	926	877
International Downstream
Gasoline sales (MBPD)	331	374	310	388
Other refined product sales (MBPD)	702	882	698	844
Share of affiliate sales (MBPD)	536	572	538	574

Total refined product sales (MBPD)	1,569	1,828	1,546	1,806
Sales of natural gas liquids (MBPD)	61	68	61	67
Refinery input (MBPD)	870	1,017	825	1,024

(1) Includes company share of equity affiliates.

(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl. — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	48	76	52	71
International	526	475	532	487
(4) 2011 conforms to 2012 presentation.
(5) Includes: Canada — synthetic oil	43	41	41	38
Venezuela affiliate — synthetic oil	17	31	21	31

Liquidity and Capital Resources

Cash, cash equivalents, time deposits and marketable securities totaled approximately $21.5 billion at June 30, 2012, up $1.4 billion from year-end 2011. Cash provided by operating activities in the first six months of 2012 was $18.3 billion, compared with $20.5 billion in the year-ago period. At six months, operating cash flows generated funds in excess of the requirements of the company’s $13.4 billion capital and exploratory investments and $3.4 billion of dividend payments to common shareholders.

Dividends The company paid dividends of $3.4 billion to common shareholders during the first six months of 2012. In July 2012 the company declared a quarterly dividend of 90 cents per common share, payable in September 2012.

Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $10.2 billion at June 30, 2012, unchanged from December 31, 2011.

The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $12.0 billion and the outstanding balance at June 30, 2012 was $2.5 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $6.1 billion at June 30, 2012 and $5.9 billion at December 31, 2011. Of these amounts, $5.7 billion was reclassified to long-term at June 30, 2012 and $5.6 billion at December 31, 2011, respectively. At June 30, 2012, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

At June 30, 2012, the company had $6.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2012. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.

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

Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During second quarter 2012, the company purchased 12.2 million common shares for $1.25 billion. From the inception of the program through second quarter 2012, the company purchased 75.0 million shares for $7.5 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.3 billion and $799 million at June 30, 2012 and December 31, 2011, respectively. Distributions to noncontrolling interests totaled $11 million during the first six months of 2012.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.7 at June 30, 2012 and 1.6 at December 31, 2011. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2012, the book value of inventory was lower than replacement cost.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 7.3 percent at June 30, 2012, and 7.7 percent at year-end 2011.

Pension Obligations Information related to pension plan contributions is included on page 14 in Note 8 to the Consolidated Financial Statements.

Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $14.2 billion in the first six months of 2012, compared with $13.4 billion in the corresponding 2011 period. The amounts included the company’s share of affiliates’ expenditures of $827 million and $584 million in the 2012 and 2011 periods, respectively. Expenditures for upstream projects in the first six months of 2012 were $12.9 billion, representing 91 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
United States
Upstream	$1,821	$3,298	$3,347	$4,281
Downstream	401	301	679	532
All Other	100	310	152	346

Total United States	2,322	3,909	4,178	5,159

International
Upstream	5,199	4,187	9,578	7,861
Downstream	303	245	485	366
All Other	2	2	2	3

Total International	5,504	4,434	10,065	8,230

Worldwide	$7,826	$8,343	$14,243	$13,389

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

Indemnifications Information related to indemnifications is included on page 18 in Note 10 to the Consolidated Financial Statements under the heading “Indemnifications.”

Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 18 in Note 10 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”

Environmental Information related to environmental matters is included on pages 18 through 19 in Note 10 to the Consolidated Financial Statements under the heading “Environmental.”

Other Contingencies Information related to the company’s other contingencies is included on page 19 in Note 10 to the Consolidated Financial Statements under the heading “Other Contingencies.”

New Accounting Standards

Refer to Note 13, on page 22 in the Notes to Consolidated Financial Statements, for information regarding new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2012, does not differ materially from that discussed under Item 7A of Chevron’s 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2012.

(b)	Changes in internal control over financial reporting

During the quarter ended June 30, 2012, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Information about risk factors for the three months ended June 30, 2012, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

CHEVRON CORPORATION

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
January 1-31, 2012	3,850,700	103.88	3,850,700
February 1-29, 2012	4,253,000	101.52	4,253,000
March 1-31, 2012	4,145,000	100.90	4,145,000

Total	12,248,700	102.05	12,248,700

(1)	In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company (some pursuant to a Rule 10b5-1 plan) at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of June 30, 2012, 74,953,173 shares had been acquired under this program for $7.50 billion.

Item 4.	Mine Safety Disclosures

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

Date: August 2, 2012

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