Form 10-Q
period 2012-09-30
CHEVRON CORP
filed 2012-11-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2012
Common stock, $.75 par value	1,957,181,104

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2012, and 2011	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2012, and 2011	4
	Consolidated Balance Sheet at September 30, 2012, and December 31, 2011	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012, and 2011	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Mine Safety Disclosures	38
Item 6.	Exhibits	38
Signature		39
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45

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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$55,660	$61,261	$174,336	$186,344
Income from equity affiliates	1,274	2,227	5,074	5,796
Other income	1,110	944	1,947	1,581
Total Revenues and Other Income	58,044	64,432	181,357	193,721
Costs and Other Deductions
Purchased crude oil and products	33,982	37,600	106,807	113,560
Operating expenses	5,694	5,378	16,297	15,701
Selling, general and administrative expenses	1,352	1,115	3,542	3,415
Exploration expenses	475	240	1,371	830
Depreciation, depletion and amortization	3,370	3,215	9,859	9,598
Taxes other than on income*	3,239	3,544	9,125	12,948
Total Costs and Other Deductions	48,112	51,092	147,001	156,052
Income Before Income Tax Expense	9,932	13,340	34,356	37,669
Income Tax Expense	4,624	5,483	15,317	15,813
Net Income	5,308	7,857	19,039	21,856
Less: Net income attributable to noncontrolling interests	55	28	105	84
Net Income Attributable to Chevron Corporation	$5,253	$7,829	$18,934	$21,772
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.71	$3.94	$9.69	$10.93
— Diluted	$2.69	$3.92	$9.62	$10.86
Dividends	$0.90	$0.78	$2.61	$2.28
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,945,840	1,984,643	1,954,584	1,991,091
— Diluted	1,960,141	1,998,673	1,968,939	2,005,381

* Includes excise, value-added and similar taxes:	2,163	1,974	5,879	6,372

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Net Income	$5,308	$7,857	$19,039	$21,856
Currency translation adjustment	10	(58)	12	(7)
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	8	1	7	(10)
Derivatives:
Net derivatives gain (loss) on hedge transactions	23	(4)	26	(4)
Reclassification to net income of net realized gain	(6)	(2)	(4)	(5)
Income taxes on derivatives transactions	(5)	2	(7)	3
Total	12	(4)	15	(6)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial loss	227	169	733	555
Actuarial gain (loss) arising during period	10	16	(33)	71
Prior service cost:
Amortization to net income of net prior service credits	(15)	(17)	(45)	(9)
Defined benefit plans sponsored by equity affiliates	9	9	27	31
Income taxes on defined benefit plans	(87)	(65)	(252)	(225)
Total	144	112	430	423
Other Comprehensive Gain, Net of Tax	174	51	464	400
Comprehensive Income	5,482	7,908	19,503	22,256
Comprehensive income attributable to noncontrolling interests	(55)	(28)	(105)	(84)
Comprehensive Income Attributable to Chevron Corporation	$5,427	$7,880	$19,398	$22,172
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30 2012	At December 31 2011
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$21,313	$15,864
Time deposits	8	3,958
Marketable securities	261	249
Accounts and notes receivable, net	21,464	21,793
Inventories
Crude oil and petroleum products	5,803	3,420
Chemicals	490	502
Materials, supplies and other	1,702	1,621
Total inventories	7,995	5,543
Prepaid expenses and other current assets	7,424	5,827
Total Current Assets	58,465	53,234
Long-term receivables, net	3,036	2,233
Investments and advances	23,505	22,868
Properties, plant and equipment, at cost	252,276	233,432
Less: Accumulated depreciation, depletion and amortization	119,524	110,824
Properties, plant and equipment, net	132,752	122,608
Deferred charges and other assets	4,466	3,889
Goodwill	4,640	4,642
Total Assets	$226,864	$209,474
LIABILITIES AND EQUITY
Short-term debt	$2,172	$340
Accounts payable	22,989	22,147
Accrued liabilities	5,190	5,287
Federal and other taxes on income	4,051	4,584
Other taxes payable	1,267	1,242
Total Current Liabilities	35,669	33,600
Long-term debt	10,065	9,684
Capital lease obligations	99	128
Deferred credits and other noncurrent obligations	20,825	19,181
Noncurrent deferred income taxes	17,540	15,544
Reserves for employee benefit plans	8,444	9,156
Total Liabilities	92,642	87,293
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $.75 par value, 2,442,676,580 shares issued at September 30, 2012, and December 31, 2011)	1,832	1,832
Capital in excess of par value	15,422	15,156
Retained earnings	154,229	140,399
Accumulated other comprehensive loss	(5,558)	(6,022)
Deferred compensation and benefit plan trust	(282)	(298)
Treasury stock, at cost (485,495,476 and 461,509,656 shares at September 30, 2012, and December 31, 2011, respectively)	(32,702)	(29,685)
Total Chevron Corporation Stockholders’ Equity	132,941	121,382
Noncontrolling interests	1,281	799
Total Equity	134,222	122,181
Total Liabilities and Equity	$226,864	$209,474
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2012	2011
	(Millions of dollars)
Operating Activities
Net Income	$19,039	$21,856
Adjustments
Depreciation, depletion and amortization	9,859	9,598
Dry hole expense	518	261
Distributions less than income from equity affiliates	(1,151)	(114)
Net before-tax gains on asset retirements and sales	(1,591)	(1,064)
Net foreign currency effects	187	(160)
Deferred income tax provision	1,449	1,210
Net (increase) decrease in operating working capital	(2,948)	1,504
Increase in long-term receivables	(147)	(43)
Decrease in other deferred charges	730	95
Cash contributions to employee pension plans	(1,035)	(1,359)
Other	1,122	242
Net Cash Provided by Operating Activities	26,032	32,026
Investing Activities
Acquisition of Atlas Energy	—	(3,014)
Advance to Atlas Energy	—	(403)
Capital expenditures	(20,452)	(19,193)
Proceeds and deposits related to asset sales	1,670	2,676
Net sales (purchases) of time deposits	3,950	(3,004)
Net purchases of marketable securities	(4)	(75)
Repayment of loans by equity affiliates	171	182
Net (purchases) sales of other short-term investments	(56)	350
Net Cash Used for Investing Activities	(14,721)	(22,481)
Financing Activities
Net borrowings of short-term obligations	2,406	5
Repayments of long-term debt and other financing obligations	(212)	(2,755)
Cash dividends — common stock	(5,099)	(4,541)
Distributions to noncontrolling interests	(23)	(56)
Net purchases of treasury shares	(2,962)	(2,046)
Net Cash Used for Financing Activities	(5,890)	(9,393)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	28	17
Net Change in Cash and Cash Equivalents	5,449	169
Cash and Cash Equivalents at January 1	15,864	14,060
Cash and Cash Equivalents at September 30	$21,313	$14,229
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
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
Activity for the equity attributable to noncontrolling interests for the first nine months of 2012 and 2011 is as follows:

	2012			2011
	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$121,382	$799	$122,181	$105,081	$730	$105,811
Net income	18,934	105	19,039	21,772	84	21,856
Dividends	(5,102)	—	(5,102)	(4,541)	—	(4,541)
Distributions to noncontrolling interests	—	(23)	(23)	—	(56)	(56)
Treasury shares, net	(3,017)	—	(3,017)	(2,148)	—	(2,148)
Other changes, net*	744	400	1,144	727	27	754
Balance at September 30	$132,941	$1,281	$134,222	$120,891	$785	$121,676
 _________________________________

*	Primarily includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 3. Information Relating to the Consolidated Statement of Cash Flows
The “Net (increase) decrease in operating working capital” was composed of the following operating changes:

	Nine Months Ended September 30
	2012	2011
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$757	$(1,215)
Increase in inventories	(2,068)	(919)
Increase in prepaid expenses and other current assets	(841)	(904)
Increase in accounts payable and accrued liabilities	25	2,493
(Decrease) increase in income and other taxes payable	(821)	2,049
Net (increase) decrease in operating working capital	$(2,948)	$1,504
The “Net (increase) decrease in operating working capital” includes reductions of $87 million and $132 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2012, and 2011, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended September 30
	2012	2011
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$32	$46
Income taxes	14,345	12,982
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
The Consolidated Statement of Cash Flow for the 2012 period excludes the effects of $800 million of proceeds to be received in future periods for the sale of an equity interest in the Wheatstone Project.
Information related to "Restricted Cash" is included on page 20 in Note 11 under the heading "Restricted Cash."
The “Net sales (purchases) of time deposits” consisted of the following gross amounts:

	Nine Months Ended September 30
	2012	2011
	(Millions of dollars)
Time deposits purchased	$(17)	$(6,439)
Time deposits matured	3,967	3,435
Net sales (purchases) of time deposits	$3,950	$(3,004)
The “Net purchases of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2012	2011
	(Millions of dollars)
Marketable securities purchased	$(35)	$(113)
Marketable securities sold	31	38
Net purchases of marketable securities	$(4)	$(75)
The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $3.8 billion and $3.0 billion in the first nine months of 2012 and 2011, respectively. During the first nine months of 2012 and 2011, the company purchased 35.1 million and 30.0 million common shares for $3.7 billion and $3.0 billion under its ongoing share repurchase program, respectively.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2012	2011
	(Millions of dollars)
Additions to properties, plant and equipment	$19,310	$18,458
Additions to investments	782	639
Current year dry hole expenditures	440	217
Payments for other liabilities and assets, net	(80)	(121)
Capital expenditures	20,452	19,193
Expensed exploration expenditures	853	569
Assets acquired through capital lease obligations	—	5
Capital and exploratory expenditures, excluding equity affiliates	21,305	19,767
Company’s share of expenditures by equity affiliates	1,368	1,035
Capital and exploratory expenditures, including equity affiliates	$22,673	$20,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2012, and 2011, are presented in the following table:

Segment Earnings	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Upstream
United States	$1,122	$1,508	$3,969	$4,907
International	4,017	4,693	12,961	14,142
Total Upstream	5,139	6,201	16,930	19,049
Downstream
United States	456	704	1,717	1,710
International	233	1,282	1,657	1,942
Total Downstream	689	1,986	3,374	3,652
Total Segment Earnings	5,828	8,187	20,304	22,701
All Other
Interest Income	22	19	61	56
Other	(597)	(377)	(1,431)	(985)
Net Income Attributable to Chevron Corporation	$5,253	$7,829	$18,934	$21,772

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2012, and December 31, 2011, are as follows:

Segment Assets	At September 30 2012	At December 31 2011
	(Millions of dollars)
Upstream
United States	$38,753	$37,108
International	110,375	98,540
Goodwill	4,640	4,642
Total Upstream	153,768	140,290
Downstream
United States	23,530	22,182
International	22,257	20,517
Total Downstream	45,787	42,699
Total Segment Assets	199,555	182,989
All Other
United States	6,306	8,824
International	21,003	17,661
Total All Other	27,309	26,485
Total Assets — United States	68,589	68,114
Total Assets — International	153,635	136,718
Goodwill	4,640	4,642
Total Assets	$226,864	$209,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2012, and 2011, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities, energy services, and alternative fuels and technology companies.

Sales and Other Operating Revenues	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Upstream
United States	$5,579	$6,891	$17,512	$20,914
International	12,801	13,758	40,501	41,165
Subtotal	18,380	20,649	58,013	62,079
Intersegment Elimination — United States	(3,985)	(4,397)	(13,026)	(13,559)
Intersegment Elimination — International	(8,386)	(8,608)	(25,634)	(26,258)
Total Upstream	6,009	7,644	19,353	22,262
Downstream
United States	21,558	23,128	66,899	69,174
International	28,042	30,407	87,890	94,644
Subtotal	49,600	53,535	154,789	163,818
Intersegment Elimination — United States	(12)	(20)	(37)	(63)
Intersegment Elimination — International	(28)	(22)	(61)	(73)
Total Downstream	49,560	53,493	154,691	163,682
All Other
United States	424	401	1,186	1,163
International	11	12	36	34
Subtotal	435	413	1,222	1,197
Intersegment Elimination — United States	(333)	(278)	(896)	(766)
Intersegment Elimination — International	(11)	(11)	(34)	(31)
Total All Other	91	124	292	400
Sales and Other Operating Revenues
United States	27,561	30,420	85,597	91,251
International	40,854	44,177	128,427	135,843
Subtotal	68,415	74,597	214,024	227,094
Intersegment Elimination — United States	(4,330)	(4,695)	(13,959)	(14,388)
Intersegment Elimination — International	(8,425)	(8,641)	(25,729)	(26,362)
Total Sales and Other Operating Revenues	$55,660	$61,261	$174,336	$186,344

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$139,107	$143,014
Costs and other deductions	132,534	135,249
Net income attributable to CUSA	4,734	5,733

	At September 30 2012	At December 31 2011
	(Millions of dollars)
Current assets	$20,105	$34,490
Other assets	49,751	47,556
Current liabilities	18,577	19,081
Other liabilities	26,439	26,160
Total CUSA net equity	$24,840	$36,805
Memo: Total debt	$14,475	$14,763

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$119	$182	$513	$604
Costs and other deductions	179	232	631	721
Net loss attributable to CTC	(58)	(47)	(114)	(114)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

	At September 30 2012	At December 31 2011
	(Millions of dollars)
Current assets	$237	$290
Other assets	256	228
Current liabilities	134	114
Other liabilities	415	346
Total CTC net (deficit) equity	$(56)	$58
There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2012.

Note 7. Income Taxes
Taxes on income for the third quarter and first nine months of 2012 were $4.6 billion and $15.3 billion, respectively, compared with $5.5 billion and $15.8 billion for the corresponding periods in 2011. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the third quarters of 2012 and 2011 were 47 percent and 41 percent, respectively. For the comparative nine-month periods, the effective tax rates were 45 percent and 42 percent, respectively.
The increase in the effective tax rate between quarterly periods was primarily due to foreign currency remeasurement impacts and an increased percentage of earnings in international jurisdictions with high tax rates. The impact from non-U.S. upstream asset sales on the effective tax rate in the current quarter was essentially offset by the effect of non-U.S. downstream asset sales in the comparative 2011 period. The increase in the effective tax rate for the nine-month comparison primarily reflected a lower utilization of tax credits in non-U.S. jurisdictions in the current period and foreign currency remeasurement impacts between periods.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2012. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2003 and Kazakhstan — 2006.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

The components of net periodic benefit costs for 2012 and 2011 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Pension Benefits
United States
Service cost	$113	$94	$339	$281
Interest cost	109	116	327	347
Expected return on plan assets	(158)	(154)	(475)	(460)
Amortization of prior service credits	(2)	(2)	(6)	(6)
Amortization of actuarial losses	117	77	352	232
Settlement losses	65	52	204	196
Total United States	244	183	741	590
International
Service cost	45	44	135	132
Interest cost	79	81	241	243
Expected return on plan assets	(67)	(71)	(201)	(208)
Amortization of prior service costs	5	3	14	15
Amortization of actuarial losses	32	23	102	79
Curtailment losses	—	—	—	36
Total International	94	80	291	297
Net Periodic Pension Benefit Costs	$338	$263	$1,032	$887
Other Benefits*
Service cost	$16	$14	$46	$44
Interest cost	37	46	114	136
Amortization of prior service credits	(18)	(18)	(54)	(54)
Amortization of actuarial losses	13	17	42	48
Settlement gains	—	—	(26)	—
Net Periodic Other Benefit Costs	$48	$59	$122	$174
_________________________________

*	Includes costs for U.S. and international OPEB plans. Obligations for plans outside the U.S. are not significant relative to the company’s total OPEB obligation.
At the end of 2011, the company estimated it would contribute $900 million to employee pension plans during 2012 (composed of $600 million for the U.S. plans and $300 million for the international plans). Through September 30, 2012, a total of $1.03 billion was contributed (including $840 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.15 billion ($850 million for the U.S. plans and $300 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2012, the company contributed $150 million to its OPEB plans. The company anticipates contributing approximately $70 million during the remainder of 2012.

Note 9. Litigation
MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to seven pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable. The company no longer uses MTBE in the manufacture of gasoline in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

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
On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within 15 days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, where the National Court will determine whether it will hear Chevron’s cassation appeal. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

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
Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight, and on October 18, 2012, the Federal District Court set a trial date of October 15, 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

Indemnifications The company provided certain indemnities of contingent liabilities of Equilon and Motiva to Shell and Saudi Refining, Inc., in connection with the February 2002 sale of the company’s interests in those investments. Through the end of September 2012, the company had paid $48 million under these indemnities and continues to be obligated up to $250 million for possible additional indemnification payments in the future.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2012				At December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$261	$261	$—	$—	$249	$249	$—	$—
Derivatives	86	17	69	—	208	104	104	—
Total Assets at Fair Value	$347	$278	$69	$—	$457	$353	$104	$—
Derivatives	172	160	12	—	102	101	1	—
Total Liabilities at Fair Value	$172	$160	$12	$—	$102	$101	$1	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2012.
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
Derivatives classified as Level 2 include swaps, options and forward contracts principally with financial institutions and other oil and gas companies, the fair values of which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis) with the pricing information to document reasonable, logical and supportable fair value determinations and proper level of classification.
Assets carried at fair value at September 30, 2012 and December 31, 2011 are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $21.3 billion and $15.9 billion at September 30, 2012 and December 31, 2011, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $8 million and $4.0 billion at September 30, 2012 and December 31, 2011, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2012.
Restricted Cash had a carrying/fair value of $1.3 billion and $1.2 billion at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, restricted cash is classified as Level 1 and is reported in “Deferred charges and other assets” on the face of the Consolidated Balance Sheet, and includes restricted funds related to various capital investment projects, tax payments, and certain Upstream abandonment activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

The carrying values of other short-term financial assets and liabilities, including short-term debt reclassified to long-term, on the consolidated balance sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2012 and 2011 were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2012 is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2012
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Nine Months Ended
Properties, plant and equipment, net (held and used)	$53	$—	$—	$53	$74	$97
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	—
Investments and advances	—	—	—	—	—	4
Total Assets at Fair Value	$53	$—	$—	$53	$74	$101

Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2012.
Investments and advances The company did not have any impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2012.

Note 12. Derivative Instruments and Hedging Activities
The company’s derivative instruments principally include crude oil, natural gas and refined product futures, swaps, options, and forward contracts. None of the company’s derivative instruments is designated as a hedging instrument, although certain of the company’s affiliates make such a designation. The company’s derivatives are not material to the company’s financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.
Derivative instruments measured at fair value at September 30, 2012, and December 31, 2011, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At September 30 2012	At December 31 2011
Commodity	Accounts and notes receivable, net	$44	$133
Commodity	Long-term receivables, net	42	75
Total Assets at Fair Value		$86	$208
Commodity	Accounts payable	$130	$36
Commodity	Deferred credits and other noncurrent obligations	42	66
Total Liabilities at Fair Value		$172	$102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — ( Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of Contract	Statement of Income Classification	2012	2011	2012	2011
Commodity	Sales and other operating revenues	$(207)	$130	$(92)	$(194)
Commodity	Purchased crude oil and products	1	(11)	(10)	20
Commodity	Other income	3	3	7	1
		$(203)	$122	$(95)	$(173)

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

Note 14. Long-Term Debt
The net carrying value of long-term debt, excluding amounts reclassified from short-term, at September 30, 2012 and December 31, 2011 is $4.1 billion. The fair value of long-term debt at September 30, 2012 and December 31, 2011 is $4.9 billion. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $4.0 billion and classified as Level 1. The fair value of the other bonds is $0.9 billion and classified as Level 2.

Note 15. Accounting for Suspended Exploratory Wells
Accounting standards for the costs of exploratory wells (ASC 932) provide that exploratory well costs continue to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an entity obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. (Note that an entity is not required to complete the exploratory well as a producing well.) The company’s capitalized cost of suspended wells at September 30, 2012, was $2.6 billion, a net increase of $182 million from year-end 2011, primarily due to drilling activities in Australia and Canada. For the category of exploratory well costs at year-end 2011 that were suspended more than one year, a total of $46 million was expensed in the first nine months of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter 2012 Compared with Third Quarter 2011
And Nine Months 2012 Compared with Nine Months 2011

Key Financial Results
Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Upstream
United States	$1,122	$1,508	$3,969	$4,907
International	4,017	4,693	12,961	14,142
Total Upstream	5,139	6,201	16,930	19,049
Downstream
United States	456	704	1,717	1,710
International	233	1,282	1,657	1,942
Total Downstream	689	1,986	3,374	3,652
Total Segment Earnings	5,828	8,187	20,304	22,701
All Other	(575)	(358)	(1,370)	(929)
Net Income Attributable to Chevron Corporation(1)(2)	$5,253	$7,829	$18,934	$21,772

(1) Includes foreign currency effects	$(293)	$449	$(323)	$204
(2) Also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2012 was $5.3 billion ($2.69 per share — diluted), compared with $7.8 billion ($3.92 per share — diluted) in the corresponding 2011 period. Net income attributable to Chevron Corporation for the first nine months of 2012 was $18.9 billion ($9.62 per share — diluted), versus $21.8 billion ($10.86 per share — diluted) in the first nine months of 2011.
Upstream earnings in third quarter 2012 were $5.1 billion, compared with $6.2 billion in the 2011 quarter. The decrease was mainly due to lower crude oil volumes and realizations. Earnings for the first nine months of 2012 were $16.9 billion, versus $19.0 billion a year earlier. The decrease between the comparative periods was mainly due to lower crude oil volumes, higher exploration expenses and higher operating expenses. Partially offsetting these effects was a nearly $600 million gain on sale of an equity interest in the Wheatstone project.
Downstream earnings were $689 million in third quarter 2012, compared with $2.0 billion in the year-earlier period. The decline was mainly due to lower gains on asset sales, an unfavorable change in effects on derivative instruments, and lower margins. Earnings for the first nine months of 2012 were $3.4 billion, versus $3.7 billion in the corresponding 2011 period. The decrease between comparative periods was mainly due to a decline in gains from asset sales.
Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for third quarter and first nine months of 2012 versus the same period in 2011.

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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $111 per barrel for the full-year 2011. During third quarter 2012, Brent averaged $110 per barrel and ended October at about $110. The WTI price averaged $95 per barrel for the full-year 2011. During third quarter 2012, WTI averaged $92 per barrel and ended October at about $86. The majority of the company’s equity crude production is priced based on the Brent benchmark. WTI traded at a discount to Brent throughout 2011 and 2012 due to high inventories in the U.S. Midcontinent market driven by strong growth in domestic production.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude available versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential widened in the third quarter of 2012 primarily due to strong diesel prices and low petroleum product inventories.
Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $2.51 per thousand cubic feet (MCF) in the first nine months of 2012, compared with $4.24 during the first nine months of 2011. At the end of October 2012, the Henry Hub spot price was $3.51 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. The Henry Hub gas price declined during first quarter 2012 due to high inventories resulting from a mild winter and continued growth in U.S. gas production. The Henry Hub price has strengthened since April due to strong gas demand for power generation, flat production and less surplus inventories.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $6.00 per MCF during the first nine months of 2012, compared with $5.33 in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2012 averaged 2.59 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first nine months of 2012 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for third quarter 2012 or 2011. At their latest meeting in June 2012, members of OPEC supported maintaining the collective production ceiling of 30 million barrels per day agreed upon in December 2011.

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
The company estimates that net oil-equivalent production for the full-year 2012 will average about 97 percent of the previously-announced target of 2.680 million barrels per day. The production shortfall is primarily due to the shut-in of the Frade Field in Brazil and the timing of start-up of LNG production in Angola.
On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. Upon detection, the company immediately took steps to stop the release. Chevron’s emergency plan, approved by the Brazilian environment and natural resources regulatory agency IBAMA, was implemented according to the law and industry standards. The source of the seep was substantially contained within four days and the well has been plugged and abandoned. No evidence of any coastal or wildlife impacts related to this seep has emerged. On March 14, 2012, the company identified a small, second seep in a different part of the field. As a precautionary measure, the company and its partners decided to temporarily suspend field production and received approval from Brazil’s National Petroleum Agency (ANP) to do so. The company also installed special containment devices on the seafloor to capture the oil and will install additional devices if needed. Chevron and its partners continue to cooperate with the Brazilian authorities and are conducting studies to better understand the geology in the area. On July 19, 2012, ANP issued its final investigative report on the November 2011 incident. On August 16, 2012, Chevron submitted to ANP a plan for restarting limited production in the Frade field. A Brazilian federal district prosecutor has filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. The company is not aware of any basis for damages to be awarded in any civil lawsuit. On July 31, 2012, a court presiding over the civil litigation entered a preliminary injunction barring Chevron from conducting oil production and transportation activities in Brazil pending completion of the legal proceedings commenced by the federal prosecutor and the ongoing proceedings of ANP and IBAMA. On September 28, 2012, the injunction was modified to clarify that Chevron may continue its containment and mitigation activities under supervision of ANP. The federal prosecutor has also filed criminal charges against 11 Chevron employees. With regard to criminal charges, the company believes them to be without merit and intends to aggressively defend the company and the named employees. Jurisdiction has been moved for all three matters from Campos to a court in Rio de Janeiro. The company’s ultimate exposure related to the incident is not currently determinable, but could be significant to net income in any one period.
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
The company’s most significant marketing areas are the West Coast of North America, the U.S. Gulf Coast, Asia and southern Africa. Chevron operates or has significant ownership interests in refineries in each of these areas. The company has further progressed its ongoing effort to concentrate downstream resources and capital on strategic assets. In March 2012, the company completed the sale of its fuels and finished lubricants businesses in Spain. In July 2012, the company completed the sale of its Perth Amboy, New Jersey, refinery, which had been operated as a products terminal in recent years. In April and July 2012, the company completed the sales of several of its fuels marketing and aviation businesses in the Caribbean, and expects to complete the remaining announced sales of certain fuels marketing and aviation businesses in the Caribbean during the fourth quarter of 2012.
In July 2012, Caltex Australia Ltd. (CAL), the company’s 50 percent-owned affiliate, announced that it plans to convert its Kurnell Refinery to an import terminal in 2014. As a result of this decision, Chevron recognized restructuring-related charges which are not material to its consolidated results of operations.
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

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•
Australia - Completed the acquisition of additional interest in the Clio and Acme fields in the Carnarvon Basin in exchange for Chevron's interest in the Browse development. Consolidating interests in the Carnarvon Basin fits strategically with long-term plans to grow the Wheatstone area resource base, and create expansion opportunities for the Wheatstone Project.

•	Australia - Completed the sale of an equity interest in the Wheatstone Project to Tokyo Electric.

•	Australia - Announced two natural gas discoveries, Satyr-2 and Satyr-4, in the Carnarvon Basin in 50 percent-owned Block WA-374-P.

•	Sierra Leone - Awarded a 55 percent interest and operatorship in two deepwater exploration blocks.

•	United States - Announced an agreement to acquire additional acreage in New Mexico. The acreage is located in the Delaware Basin where the company is already one of the largest leaseholders.
In the downstream business, the company's 50 percent-owned Chevron Phillips Chemical Company LLC announced that its 35 percent-owned Saudi Polymers Company began commercial production at its petrochemical project in Al-Jubail, Saudi Arabia. Also in the third quarter, the company completed the sale of its idled Perth Amboy, New Jersey, refinery, which had been operating as a terminal, and two of its fuels marketing businesses in the Caribbean.
The company purchased $1.25 billion of its common stock in third quarter 2012 under its share repurchase program.

Results of Operations
Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 4, on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
U.S. Upstream Earnings	$1,122	$1,508	$3,969	$4,907
U.S. upstream earnings of $1.12 billion in third quarter 2012 decreased $386 million from the same period last year. The decrease was due to lower crude oil and natural gas realizations of about $150 million and $90 million, respectively, and decreased net oil-equivalent production of about $95 million.
Earnings for the first nine months of 2012 were $3.97 billion, down $938 million from the corresponding period in 2011. The decrease was primarily due to lower crude oil production of $310 million, lower natural gas realizations of $300 million, higher operating expenses of $100 million and an absence of gains on assets sales of $110 million.
The company’s average realization per barrel of crude oil and natural gas liquids in third quarter 2012 was $91, down from $97 a year earlier. For both of the nine-month periods, average realizations were $97. The average natural gas realization in third quarter 2012 was $2.63 per thousand cubic feet, compared with $4.14 in the year-ago period. The average nine-month realizations were $2.43 in 2012 and $4.18 in 2011.
Net oil-equivalent production of 637,000 barrels per day in third quarter 2012 was down 25,000 barrels per day, or about 4 percent, from a year earlier. The decrease in production was associated with normal field declines and an absence of volumes associated with Cook Inlet, Alaska, assets sold in 2011, and the effects of storm-related shut-ins in 2012 in the Gulf of Mexico. Partially offsetting this decrease was ramp-up at the Perdido and Caesar/Tonga projects in the Gulf of Mexico.
Nine months 2012 production was 649,000 barrels per day, down 35,000 from the corresponding 2011 period. The decrease was associated with normal field declines and an absence of volumes associated with Cook Inlet, Alaska, assets sold in 2011. Partially offsetting this decrease was production from continued ramp-up at the Perdido and Caesar/Tonga projects in the Gulf of Mexico, as well as volumes from the Marcellus Shale.
The net liquids component of oil-equivalent production was 440,000 barrels per day and 452,000 barrels per day for third quarter and nine months of 2012, respectively. Those volumes were 3 percent and 4 percent lower than the corresponding 2011 periods, respectively. Net natural gas production was 1.18 billion cubic feet per day in both 2012 periods, decreasing 6 percent and 8 percent from the comparative third quarter and 9 months 2011 periods, respectively. Excluding the impact of the Cook Inlet assets sold in 2011, natural gas production was essentially flat for the quarterly period and decreased 1% for the first nine months of 2012.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
International Upstream Earnings*	$4,017	$4,693	$12,961	$14,142
____________________
* Includes foreign currency effects	$(252)	$304	$(241)	$214
International upstream earnings of $4.0 billion in third quarter 2012 decreased $676 million from the corresponding period in 2011. The decline between quarters was primarily due to lower crude oil volumes of about $440 million and lower realizations for crude oil of about $210 million, as well as higher exploration expense of about $240 million. Partially offsetting these effects was a nearly $600 million gain on sale of an equity interest in the Wheatstone Project and lower tax items of about $200 million. Foreign currency effects decreased earnings by $252 million in the 2012 quarter, compared with an increase of $304 million a year earlier.

Earnings for the first nine months of 2012 were $12.96 billion, down $1.18 billion from the same period in 2011. The decrease was mainly due to lower crude oil volumes of about $1.1 billion, higher exploration expenses of about $450 million, higher operating expenses of about $240 million and higher depreciation expense of about $200 million. Partially offsetting these effects was a benefit of higher crude oil and natural gas realizations of about $700 million and a nearly $600 million gain on sale of an equity interest in the Wheatstone Project. Foreign currency effects decreased earnings by $241 million in the first nine months of 2012, compared with an increase of $214 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2012 and nine-month period were $98 and $103, respectively, compared with $103 and $102 in the corresponding 2011 periods. The average natural gas realization per thousand cubic feet in third quarter 2012 was $6.03, compared with $5.50 in the corresponding 2011 period. Between the nine-month periods, the average natural gas realization increased to $6.00 from $5.33.
International net oil-equivalent production of 1.88 million barrels per day in third quarter 2012 decreased 58,000 barrels per day from a year ago. Production increases from project ramp-ups in Thailand and Nigeria were more than offset by planned maintenance-related downtime, continued shut-in of the Frade Field in Brazil and normal field declines.
International net oil-equivalent production of 1.94 million barrels per day for the nine months of 2012 decreased 59,000 barrels per day from a year ago. Production increases from project ramp-ups in Thailand and Nigeria were more than offset by normal field declines, maintenance-related downtime and the shut-in of the Frade Field in Brazil.
The net liquids component of oil-equivalent production was 1.25 million barrels per day in third quarter 2012 and 1.30 million barrels per day in the nine-month period, decreases of 8 and 6 percent for the respective periods. Net natural gas production totaled 3.78 billion cubic feet per day in third quarter 2012 and 3.84 billion cubic feet per day in the first nine months, increases of 8 percent and 5 percent, from the respective 2011 periods.

Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
U.S. Downstream Earnings	$456	$704	$1,717	$1,710
U.S. downstream earned $456 million in third quarter 2012, compared with earnings of $704 million a year earlier. The decline was mainly due to lower margins on refined product sales of $190 million and higher operating expenses of $60 million.
Earnings of $1.7 billion for the first nine months of 2012 were essentially flat with the corresponding 2011 period.
Refinery crude-input of 779,000 barrels per day in third quarter 2012 and 877,000 barrels per day for the nine-month period decreased 13 percent and 1 percent, respectively, from the corresponding 2011 periods, primarily due to an early-August fire at the refinery in Richmond, California.
Refined product sales of 1.18 million barrels per day in the quarterly period and 1.23 million barrels per day for the nine months of 2012 declined 5 percent and 3 percent, respectively, mainly due to lower gasoline sales. Branded gasoline sales in the third quarter 2012 decreased 2 percent to 519,000 barrels per day. For the nine months of 2012, branded gasoline sales were essentially flat.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
International Downstream Earnings*	$233	$1,282	$1,657	$1,942
___________________
* Includes foreign currency effects	$(43)	$148	$(76)	$16
International downstream operations earned $233 million in third quarter 2012, compared with $1.3 billion a year earlier. Current quarter earnings decreased due to lower gains on asset sales, including the absence of a 2011 gain of approximately $500 million from the sale of the Pembroke Refinery and related marketing assets in the United Kingdom and Ireland. An unfavorable change in effects on derivative instruments of $180 million also contributed to the lower earnings in the 2012 quarter. Foreign currency effects decreased earnings by $43 million in the 2012 quarter, compared with an increase of $148 million a year earlier.
Earnings for the first nine months of 2012 were $1.7 billion, compared with $1.9 billion in the corresponding 2011 period. Earnings decreased due to lower gains on asset sales of approximately $270 million. Foreign currency effects decreased earnings by $76 million in 2012, compared with an increase of $16 million a year earlier.
Refinery crude-input of 909,000 barrels per day in third quarter 2012 increased 27,000 barrels per day from third quarter 2011. For the nine months of 2012, crude oil inputs were 853,000 barrels per day, down 124,000 barrels per day from the year-ago period, mainly due to the third quarter 2011 sale of the Pembroke Refinery in the United Kingdom.
Total refined product sales of 1.56 million barrels per day for the quarterly period and 1.55 million barrels per day for the first nine months of 2012 were 2 percent and 11 percent lower, respectively, primarily related to the third quarter 2011 sale of the company’s refining and marketing assets in the United Kingdom and Ireland. Excluding the impact of 2011 asset sales, sales volumes were up 3 percent for the quarterly period and remained unchanged for the first nine months of 2012.

All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Net Charges*	$(575)	$(358)	$(1,370)	$(929)
___________________
* Includes foreign currency effects	$2	$(3)	$(6)	$(26)
All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.
Net charges in third quarter 2012 were $575 million, compared with $358 million in the year-ago period. The change between periods was mainly due to higher employee compensation and benefits expenses, corporate tax items and other corporate charges. Foreign currency effects decreased net charges by $2 million, compared with an increase of $3 million last year. For the nine months of 2012, net charges were $1.4 billion, compared with $929 million a year earlier. The increase between nine-month periods was mainly due to higher corporate tax items, higher U.S. environmental reserve additions and higher employee compensation and benefits. Other corporate charges were also higher between both comparative periods. Foreign currency effects increased net charges by $6 million for the nine months of 2012, compared with a $26 million increase in net charges last year.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Sales and other operating revenues	$55,660	$61,261	$174,336	$186,344
Sales and other operating revenues for the quarterly period decreased $5.6 billion, due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland in 2011, and lower prices for crude oil. The decrease of $12.0 billion in the nine-month period was also mainly due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland, and lower crude volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Income from equity affiliates	$1,274	$2,227	$5,074	$5,796
Income from equity affiliates decreased between the quarterly and nine-periods mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan as a result of lower production and prices of crude oil. Downstream-related earnings were also lower in the comparative quarterly periods due primarily to an unfavorable swing in foreign currency effects at GS Caltex in South Korea.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Other income	$1,110	$944	$1,947	$1,581
Other income for the quarterly and nine-month periods increased mainly due to gains on asset sales, partially offset by an unfavorable swing in foreign currency effects.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Purchased crude oil and products	$33,982	$37,600	$106,807	$113,560
Purchases decreased $3.6 billion in the quarterly period due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland in 2011, as well as lower prices for crude oil. The nine-month period decrease of $6.8 billion was also mainly due to the sale of the company’s refining and marketing assets in the United Kingdom and Ireland, partially offset by higher prices for crude oil.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,046	$6,493	$19,839	$19,116
Operating, selling, general and administrative expenses increased $553 million between quarters and $723 million between the nine-month periods mainly due to higher employee compensation and benefits.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Exploration expenses	$475	$240	$1,371	$830
The increase in exploration expenses between the third quarters was primarily due to higher geological and geophysical costs. The increase between nine-month periods was mainly due to higher amounts for well write-offs and higher geological and geophysical expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Depreciation, depletion and amortization	$3,370	$3,215	$9,859	$9,598
Depreciation, depletion and amortization in the third quarter and nine-month periods increased mainly due to higher depreciation rates for certain oil and gas producing fields, partially offset by lower production levels and lower accretion expense associated with asset retirement obligations.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Taxes other than on income	$3,239	$3,544	$9,125	$12,948
Taxes other than on income decreased primarily due to lower import duties in the United Kingdom reflecting the sale of the company’s refining and marketing assets in the United Kingdom and Ireland in 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Income tax expense	$4,624	$5,483	$15,317	$15,813
Effective income tax rates for the 2012 and 2011 quarters were 47 percent and 41 percent, respectively. The increase was primarily due to foreign currency remeasurement impacts and an increased percentage of earnings in international jurisdictions with high tax rates. The impact from non-U.S. upstream asset sales on the effective tax rate in the current quarter was essentially offset by the effect of non-U.S. downstream asset sales in the comparative 2011 period. For the year-to-date periods, the effective tax rates were 45 and 42 percent for 2012 and 2011, respectively. The increase primarily reflected a lower utilization of tax credits in non-U.S. jurisdictions in the current period and foreign currency remeasurement impacts between periods.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	440	453	452	471
Net natural gas production (MMCFPD)(3)	1,184	1,260	1,180	1,276
Net oil-equivalent production (MBOEPD)	637	662	649	684
Sales of natural gas (MMCFPD)(4)	5,447	5,812	5,457	5,767
Sales of natural gas liquids (MBPD)	17	16	15	16
Revenue from net production
Liquids ($/Bbl)	$90.77	$96.75	$96.77	$96.51
Natural gas ($/MCF)	$2.63	$4.14	$2.43	$4.18
International Upstream
Net crude oil and natural gas liquids production (MBPD)(5)	1,249	1,353	1,302	1,389
Net natural gas production (MMCFPD)(3)	3,778	3,496	3,840	3,663
Net oil-equivalent production (MBOEPD)(3)(5)	1,879	1,937	1,941	2,000
Sales of natural gas (MMCFPD)	4,008	4,303	4,349	4,375
Sales of natural gas liquids (MBPD)	23	24	24	24
Revenue from liftings
Liquids ($/Bbl)	$98.20	$102.82	$102.54	$101.59
Natural gas ($/MCF)	$6.03	$5.50	$6.00	$5.33
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(3)(5)	2,516	2,599	2,590	2,684
U.S. Downstream
Gasoline sales (MBPD)	619	670	630	658
Other refined product sales (MBPD)	564	582	601	609
Total refined product sales (MBPD)	1,183	1,252	1,231	1,267
Sales of natural gas liquids (MBPD)	135	144	139	144
Refinery input (MBPD)	779	897	877	883
International Downstream
Gasoline sales (MBPD)	330	323	317	366
Other refined product sales (MBPD)	740	767	711	818
Share of affiliate sales (MBPD)	491	500	522	549
Total refined product sales (MBPD)	1,561	1,590	1,550	1,733
Sales of natural gas liquids (MBPD)	69	54	63	63
Refinery input (MBPD)(6)	909	882	853	977
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	43	72	49	71
International	504	477	523	482
(4) 2011 conforms to 2012 presentation.
(5) Includes: Canada — synthetic oil	45	44	42	40
Venezuela affiliate — synthetic oil	1	31	14	31
(6) As of June 2012, Star Petroleum Refining Company crude-input volumes are reported on a 100 percent consolidated basis. Prior to June 2012, crude-input volumes reflect a 64 percent equity interest.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $21.6 billion at September 30, 2012, up $1.5 billion from year-end 2011. Cash provided by operating activities in the first nine months of 2012 was $26.0 billion, compared with $32.0 billion in the year-ago period.
Dividends The company paid dividends of $5.1 billion to common shareholders during the first nine months of 2012. In October 2012 the company declared a quarterly dividend of 90 cents per common share, payable in December 2012.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $12.3 billion at September 30, 2012, up from $10.2 billion at December 31, 2011.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $12.0 billion and the outstanding balance at September 30, 2012 was $4.9 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $8.2 billion at September 30, 2012 and $5.9 billion at December 31, 2011. Of these amounts, $6.0 billion was reclassified to long-term at September 30, 2012 and $5.6 billion at December 31, 2011, respectively. At September 30, 2012, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2012, the company had $6.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2012. In addition, the company has an automatic shelf registration statement that expires in March 2013 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During third quarter 2012, the company purchased 11.3 million common shares for $1.25 billion. From the inception of the program through third quarter 2012, the company purchased 86.2 million shares for $8.8 billion.
Noncontrolling Interests The company had noncontrolling interests of $1.3 billion and $799 million at September 30, 2012 and December 31, 2011, respectively. Distributions to noncontrolling interests totaled $23 million during the first nine months of 2012.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.6 at September 30, 2012 and 1.6 at December 31, 2011. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2012, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 8.5 percent at September 30, 2012, and 7.7 percent at year-end 2011.
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 8 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $22.7 billion in the first nine months of 2012, compared with $20.8 billion in the corresponding 2011 period. The amounts included the company’s share of affiliates’ expenditures of $1.4 billion and $1.0 billion in the 2012 and 2011 periods, respectively. Expenditures for upstream projects in the first nine months of 2012 were $20.5 billion, representing 90 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
United States
Upstream	$1,696	$2,060	$5,043	$6,341
Downstream	442	362	1,121	894
All Other	188	109	340	455
Total United States	2,326	2,531	6,504	7,690
International
Upstream	5,841	4,583	15,419	12,444
Downstream	262	297	747	663
All Other	1	2	3	5
Total International	6,104	4,882	16,169	13,112
Worldwide	$8,430	$7,413	$22,673	$20,802

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
Environmental Information related to environmental matters is included on pages 18 and 19 in Note 10 to the Consolidated Financial Statements under the heading “Environmental.”

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
Information about market risks for the three months ended September 30, 2012, does not differ materially from that discussed under Item 7A of Chevron’s 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2012.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2012, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Ecuador Information related to Ecuador matters is included in Note 9 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 15.
Government Proceedings Chevron finalized a settlement with the U.S. Environmental Protection Agency (“EPA”) during the third quarter of 2012 with respect to alleged air quality violations at Chevron's Perth Amboy, New Jersey, refinery identified in a September 16, 2008 Compliance Order issued by the EPA. The alleged violations are related to certain Clean Air Act regulations governing Leak Detection and Repair of fugitive emissions. Also included was the settlement of two orders of the New Jersey Department of Environmental Protection for self-reported violations of the facility's Title V air permit in 2006 through 2008. The final settlement resulted in the payment of a $463,750 civil penalty.
The South Coast Air Quality Management District (the "District") issued a letter, dated April 4, 2012, seeking to settle five separate and unrelated Notices of Violation ("NOVs") issued to Chevron U.S.A. Inc.'s El Segundo refinery in 2011 for alleged violations of various state and local rules relating to air emissions.  On August 24, 2012, Chevron submitted a settlement offer to the District for each of the five NOVs.  Based on the settlement offer, it appears that the resolution of one of the NOVs issued in April 2011 for alleged opacity emissions may result in the payment of a civil penalty exceeding $100,000.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended September 30, 2012, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 1-31, 2012	4,200,693	106.71	4,198,969
August 1-31, 2012	4,015,937	112.06	4,014,000
September 1-30, 2012	3,042,739	115.73	3,042,739
Total	11,259,369	111.05	11,255,708
__________________________________

(1)
Includes common shares repurchased from company employees for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee stock options. The options were issued to and exercised by management under Chevron long-term incentive plans and Unocal stock option plans.

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company (some pursuant to a Rule 10b5-1 plan) at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of September 30, 2012, 86,208,881 shares had been acquired under this program for $8.75 billion.

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
Date: November 6, 2012

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
__________________________

*	Filed herewith.
Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.