Form 10-Q
period 2013-03-31
CHEVRON CORP
filed 2013-05-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2013
Common stock, $.75 par value	1,938,977,775

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2013, and 2012	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2013, and 2012	4
	Consolidated Balance Sheet at March 31, 2013, and December 31, 2012	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2013, and 2012	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Mine Safety Disclosures	37
Item 6.	Exhibits	38
Signature		39
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes required by existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 28 through 30 of the company’s 2012 Annual Report on Form 10-K. In addition, such results could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$54,296	$58,896
Income from equity affiliates	2,284	1,709
Other income	238	100
Total Revenues and Other Income	56,818	60,705
Costs and Other Deductions
Purchased crude oil and products	32,910	36,053
Operating expenses	5,762	5,183
Selling, general and administrative expenses	998	940
Exploration expenses	247	403
Depreciation, depletion and amortization	3,481	3,205
Taxes other than on income*	3,137	2,852
Total Costs and Other Deductions	46,535	48,636
Income Before Income Tax Expense	10,283	12,069
Income Tax Expense	4,044	5,570
Net Income	6,239	6,499
Less: Net income attributable to noncontrolling interests	61	28
Net Income Attributable to Chevron Corporation	$6,178	$6,471
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$3.20	$3.30
— Diluted	$3.18	$3.27
Dividends	$0.90	$0.81
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,929,014	1,963,862
— Diluted	1,943,931	1,978,781

* Includes excise, value-added and similar taxes:	2,033	1,787

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Net Income	$6,239	$6,499
Currency translation adjustment	(11)	14
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(1)	1
Derivatives:
Net derivatives gain on hedge transactions	—	10
Reclassification to net income of net realized (loss) gain	(5)	6
Income taxes benefit (expense) on derivatives transactions	2	(6)
Total	(3)	10
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	227	273
Actuarial loss arising during period	—	(43)
Prior service cost:
Amortization to net income of net prior service credits	(7)	(14)
Defined benefit plans sponsored by equity affiliates	(20)	11
Income taxes on defined benefit plans	(85)	(105)
Total	115	122
Other Comprehensive Gain, Net of Tax	100	147
Comprehensive Income	6,339	6,646
Comprehensive income attributable to noncontrolling interests	(61)	(28)
Comprehensive Income Attributable to Chevron Corporation	$6,278	$6,618
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31 2013	At December 31 2012
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$17,374	$20,939
Time deposits	1,408	708
Marketable securities	266	266
Accounts and notes receivable, net	21,969	20,997
Inventories
Crude oil and petroleum products	4,384	3,923
Chemicals	477	475
Materials, supplies and other	1,803	1,746
Total inventories	6,664	6,144
Prepaid expenses and other current assets	7,015	6,666
Total Current Assets	54,696	55,720
Long-term receivables, net	3,121	3,053
Investments and advances	24,504	23,718
Properties, plant and equipment, at cost	271,239	263,481
Less: Accumulated depreciation, depletion and amortization	125,266	122,133
Properties, plant and equipment, net	145,973	141,348
Deferred charges and other assets	4,476	4,503
Goodwill	4,640	4,640
Total Assets	$237,410	$232,982
LIABILITIES AND EQUITY
Short-term debt	$2,090	$127
Accounts payable	21,617	22,776
Accrued liabilities	5,048	5,738
Federal and other taxes on income	4,711	4,341
Other taxes payable	1,219	1,230
Total Current Liabilities	34,685	34,212
Long-term debt	11,960	11,966
Capital lease obligations	93	99
Deferred credits and other noncurrent obligations	21,623	21,502
Noncurrent deferred income taxes	18,046	17,672
Reserves for employee benefit plans	9,517	9,699
Total Liabilities	95,924	95,150
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at March 31, 2013, and December 31, 2012)	1,832	1,832
Capital in excess of par value	15,585	15,497
Retained earnings	164,173	159,730
Accumulated other comprehensive loss	(6,269)	(6,369)
Deferred compensation and benefit plan trust	(262)	(282)
Treasury stock, at cost (503,698,805 and 495,978,691 shares at March 31, 2013, and December 31, 2012, respectively)	(34,925)	(33,884)
Total Chevron Corporation Stockholders’ Equity	140,134	136,524
Noncontrolling interests	1,352	1,308
Total Equity	141,486	137,832
Total Liabilities and Equity	$237,410	$232,982
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Operating Activities
Net Income	$6,239	$6,499
Adjustments
Depreciation, depletion and amortization	3,481	3,205
Dry hole expense	12	242
Distributions less than income from equity affiliates	(578)	(178)
Net before-tax gains on asset retirements and sales	(27)	(122)
Net foreign currency effects	(109)	142
Deferred income tax provision	127	491
Net increase in operating working capital	(3,360)	(2,795)
Increase in long-term receivables	(66)	(15)
(Increase) decrease in other deferred charges	(111)	83
Cash contributions to employee pension plans	(238)	(345)
Other	344	1,180
Net Cash Provided by Operating Activities	5,714	8,387
Investing Activities
Capital expenditures	(8,192)	(5,895)
Proceeds and deposits related to asset sales	76	428
Net (purchases) sales of time deposits	(700)	3,300
Net sales of marketable securities	—	11
Repayment of loans by equity affiliates	1	—
Net sales of other short-term investments	356	183
Net Cash Used for Investing Activities	(8,459)	(1,973)
Financing Activities
Net borrowings of short-term obligations	2,069	(852)
Repayments of long-term debt and other financing obligations	(102)	(15)
Cash dividends — common stock	(1,735)	(1,590)
Distributions to noncontrolling interests	(10)	(8)
Net purchases of treasury shares	(1,027)	(996)
Net Cash Used for Financing Activities	(805)	(3,461)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15)	54
Net Change in Cash and Cash Equivalents	(3,565)	3,007
Cash and Cash Equivalents at January 1	20,939	15,864
Cash and Cash Equivalents at March 31	$17,374	$18,871
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2013, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2012 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ending March 31, 2013, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Three Months Ended March 31, 2013
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(65)	$1	$125	$(6,430)	$(6,369)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(11)	(1)	—	(25)	(37)
Reclassifications (2)	—	—	(3)	140	137
Net Other Comprehensive Income (Loss)	(11)	(1)	(3)	115	100
Balance at March 31	$(76)	$—	$122	$(6,315)	$(6,269)
(1) All amounts are net of tax.
(2) Refer to Note 9, Employee Benefits for reclassified components totaling $220 million that are included in employee benefit costs for the three months ending March 31, 2013. Related income taxes for the same period, totaling $80 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first three months of 2013 and 2012 is as follows:

	2013			2012
	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$136,524	$1,308	$137,832	$121,382	$799	$122,181
Net income	6,178	61	6,239	6,471	28	6,499
Dividends	(1,736)	—	(1,736)	(1,590)	—	(1,590)
Distributions to noncontrolling interests	—	(10)	(10)	—	(8)	(8)
Treasury shares, net	(1,041)	—	(1,041)	(1,016)	—	(1,016)
Other changes, net*	209	(7)	202	260	—	260
Balance at March 31	$140,134	$1,352	$141,486	$125,507	$819	$126,326
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Increase in accounts and notes receivable	$(994)	$(153)
Increase in inventories	(520)	(1,847)
Increase in prepaid expenses and other current assets	(437)	(119)
Decrease in accounts payable and accrued liabilities	(1,759)	(1,027)
Increase in income and other taxes payable	350	351
Net increase in operating working capital	$(3,360)	$(2,795)
The “Net increase in operating working capital” includes reductions of $28 million and $26 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2013, and 2012, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$—	$36
Income taxes	3,434	4,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 12 under the heading "Restricted Cash."
The “Net (purchases) sales of time deposits” consisted of the following gross amounts:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Time deposits purchased	$(708)	$(8)
Time deposits matured	8	3,308
Net (purchases) sales of time deposits	$(700)	$3,300
The “Net sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Marketable securities purchased	$—	$—
Marketable securities sold	—	11
Net sales of marketable securities	$—	$11
The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1.3 billion for the first three months in both 2013 and 2012. During the first three months of 2013 and 2012, the company purchased 10.8 million and 11.6 million common shares under its ongoing share repurchase program, respectively, for $1.25 billion in each corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Additions to properties, plant and equipment	$7,935	$5,511
Additions to investments	262	192
Current year dry hole expenditures	12	205
Payments for other liabilities and assets, net	(17)	(13)
Capital expenditures	8,192	5,895
Expensed exploration expenditures	235	161
Assets acquired through capital lease obligations	2	—
Capital and exploratory expenditures, excluding equity affiliates	8,429	6,056
Company’s share of expenditures by equity affiliates	453	361
Capital and exploratory expenditures, including equity affiliates	$8,882	$6,417

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month period ended March 31, 2013, and 2012, are presented in the following table:

Segment Earnings	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Upstream
United States	$1,132	$1,529
International	4,784	4,642
Total Upstream	5,916	6,171
Downstream
United States	135	459
International	566	345
Total Downstream	701	804
Total Segment Earnings	6,617	6,975
All Other
Interest Income	21	20
Other	(460)	(524)
Net Income Attributable to Chevron Corporation	$6,178	$6,471

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2013, and December 31, 2012, are as follows:

Segment Assets	At March 31 2013	At December 31 2012
	(Millions of dollars)
Upstream
United States	$42,477	$41,891
International	120,926	115,806
Goodwill	4,640	4,640
Total Upstream	168,043	162,337
Downstream
United States	23,982	23,023
International	20,958	20,024
Total Downstream	44,940	43,047
Total Segment Assets	212,983	205,384
All Other
United States	6,118	7,727
International	18,309	19,871
Total All Other	24,427	27,598
Total Assets — United States	72,577	72,641
Total Assets — International	160,193	155,701
Goodwill	4,640	4,640
Total Assets	$237,410	$232,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month period ended March 31, 2013, and 2012, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.

Sales and Other Operating Revenues	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Upstream
United States	$6,267	$6,201
International	12,911	14,515
Subtotal	19,178	20,716
Intersegment Elimination — United States	(4,194)	(4,597)
Intersegment Elimination — International	(8,356)	(9,226)
Total Upstream	6,628	6,893
Downstream
United States	20,430	22,684
International	27,178	29,250
Subtotal	47,608	51,934
Intersegment Elimination — United States	(11)	(15)
Intersegment Elimination — International	(16)	(11)
Total Downstream	47,581	51,908
All Other
United States	378	326
International	6	12
Subtotal	384	338
Intersegment Elimination — United States	(292)	(231)
Intersegment Elimination — International	(5)	(12)
Total All Other	87	95
Sales and Other Operating Revenues
United States	27,075	29,211
International	40,095	43,777
Subtotal	67,170	72,988
Intersegment Elimination — United States	(4,497)	(4,843)
Intersegment Elimination — International	(8,377)	(9,249)
Total Sales and Other Operating Revenues	$54,296	$58,896

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$42,777	$47,134
Costs and other deductions	41,717	45,106
Net income attributable to CUSA	889	1,364

	At March 31 2013	At December 31 2012
	(Millions of dollars)
Current assets	$18,881	$18,983
Other assets	52,804	52,082
Current liabilities	17,703	18,161
Other liabilities	26,689	26,472
Total CUSA net equity	$27,293	$26,432
Memo: Total debt	$14,484	$14,482

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
During 2012, CTC implemented legal reorganizations in which certain Chevron business units transferred assets out of CTC. The summarized financial information for CTC and its consolidated subsidiaries presented in this table below gives retroactive effect to the reorganizations as if they had occurred on January 1, 2012. However, the financial information in the following table may not reflect the financial position and operating results in the periods presented if the reorganization had occurred on that date. Summarized income statement information for CTC and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$131	$145
Costs and other deductions	172	183
Net loss attributable to CTC	(41)	(38)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized balance sheet information for CTC and its consolidated subsidiaries is as follows:

	At March 31 2013	At December 31 2012
	(Millions of dollars)
Current assets	$212	$199
Other assets	312	313
Current liabilities	210	154
Other liabilities	414	415
Total CTC net (deficit) equity	$(100)	$(57)
There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2013.

Note 8. Income Taxes
Taxes on income for the first quarter of 2013 were $4.0 billion, compared with $5.6 billion for the corresponding period in 2012. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) were 39 percent in 2013 and 46 percent in 2012.
The decrease in the effective tax rate between periods was driven by a lower effective tax rate in international upstream operations. The lower international upstream rate was primarily due to non-recurring tax benefits in the current period and foreign currency remeasurement impacts between periods.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2013. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2003 and Kazakhstan — 2007.
The company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions. Both the outcome of these tax matters and the timing of resolution and/or closure of the tax audits are highly uncertain. However, it is reasonably possible that developments regarding tax matters in certain tax jurisdictions may result in significant increases or decreases in the company’s total unrecognized tax benefits within the next 12 months. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, the company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2013 and 2012 are as follows:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Pension Benefits
United States
Service cost	$124	$113
Interest cost	118	109
Expected return on plan assets	(175)	(159)
Amortization of prior service credits	—	(2)
Amortization of actuarial losses	121	118
Settlement losses	57	74
Total United States	245	253
International
Service cost	48	44
Interest cost	77	79
Expected return on plan assets	(68)	(66)
Amortization of prior service costs	5	5
Amortization of actuarial losses	36	33
Total International	98	95
Net Periodic Pension Benefit Costs	$343	$348
Other Benefits*
Service cost	$18	$15
Interest cost	40	39
Amortization of prior service credits	(12)	(18)
Amortization of actuarial losses	13	15
Settlement gains	—	(26)
Net Periodic Other Benefit Costs	$59	$25
_________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
The company has estimated it would contribute $1.0 billion to employee pension plans during 2013 (composed of $650 million for the U.S. plans and $350 million for the international plans). Through March 31, 2013, a total of $238 million was contributed (including $196 million to the U.S. plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2013, the company contributed $51 million to its OPEB plans. The company anticipates contributing approximately $177 million during the remainder of 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ecuador Chevron is a defendant in a civil lawsuit initiated in the Superior Court of Nueva Loja in Lago Agrio, Ecuador, in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.
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
On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within 15 days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, and on November 22, 2012, the National Court agreed to hear Chevron's cassation appeal. On August 3, 2012, the provincial court in Lago Agrio approved a court-appointed liquidator’s report on damages that calculated the total judgment in the case to be $19.1 billion.
Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice stayed this action, subject to the plaintiffs presenting new evidence that Chevron Corporation has a presence in Ontario. On June 27, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Nortberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14th, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes an award of damages and a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight, and on October 18, 2012, the Federal District Court set a trial date of October 15, 2013. On March 22, 2013, Chevron settled its claims against Stratus Consulting, and on April 12, 2013 sworn declarations by representatives of Stratus Consulting were filed with the Court admitting their role and that of the plaintiffs' attorneys in drafting the environmental report of the mining engineer appointed by the provincial court in Lago Agrio.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

documents have any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

Note 11. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 8 on page 14 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
As discussed on page 14, Chevron is currently assessing the potential impact of a decision by the U.S. Court of Appeals for the Third Circuit that disallows the Historic Rehabilitation Tax Credits claimed by an unrelated taxpayer. It is reasonably possible that the specific findings from this assessment could result in a significant increase in unrecognized tax benefits, which may have a material effect on the company's results of operations in any one reporting period. The company does not expect settlement of income tax liabilities associated with uncertain tax positions to have a material effect on its consolidated financial position or liquidity.
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
Indemnifications In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. The acquirer of those assets shared in certain environmental remediation costs up to a maximum obligation of $200 million, which had been reached at December 31, 2009. Under the indemnification agreement, after reaching the $200 million obligation, Chevron is solely responsible until April 2022, when the indemnification expires. The environmental conditions or events that are subject to these indemnities must have arisen prior to the sale of the assets in 1997.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they are recognized. The company does not expect these costs will have a material effect on its consolidated financial position or liquidity. Also, the company does not believe its obligations to make such expenditures have had, or will have, any significant impact on the company’s competitive position relative to other U.S. or international petroleum or chemical companies.
Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron's refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a final judgment and peremptory writ ordering the City to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. On May 23, 2011, the company filed an application with the City Planning Department for a conditional use permit for a revised project to complete construction of the hydrogen plant, certain sulfur removal facilities and related infrastructure. On June 10, 2011, the City published its Notice of Preparation of the revised EIR for the project. The revised and recirculated EIR is intended to comply with the appeals court decision. Management believes the outcomes associated with the project are uncertain. Due to the uncertainty of the company's future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, can be made at this time.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2013				At December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$266	$266	$—	$—	$266	$266	$—	$—
Derivatives	64	2	62	—	86	21	65	—
Total Assets at Fair Value	$330	$268	$62	$—	$352	$287	$65	$—
Derivatives	110	106	4	—	149	148	1	—
Total Liabilities at Fair Value	$110	$106	$4	$—	$149	$148	$1	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2013.
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
Derivatives classified as Level 2 include swaps, options and forward contracts principally with financial institutions and other oil and gas companies, the fair values of which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information. The company incorporates internal review, evaluation and assessment procedures, including a comparison of Level 2 fair values derived from the company’s internally developed forward curves (on a sample basis), with the pricing information to document reasonable, logical and supportable fair value determinations and proper level of classification.
Assets carried at fair value at March 31, 2013, and December 31, 2012, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $17.4 billion and $20.9 billion at March 31, 2013, and December 31, 2012, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $1.4 billion and $0.7 billion at March 31, 2013, and December 31, 2012, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2013.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.5 billion at March 31, 2013, and December 31, 2012, respectively. At March 31, 2013, restricted cash is classified as Level 1 and is reported in “Deferred charges and other assets” on the face of the Consolidated Balance Sheet, and includes restricted funds related to certain Upstream abandonment activities, tax payments, funds held in escrow for an asset acquisition and a capital investment project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of other short-term financial assets and liabilities, including short-term debt reclassified to long-term, on the consolidated balance sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2013 and 2012 were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013 is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2013
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$4
Properties, plant and equipment, net (held for sale)	104	—	—	104	78
Investments and advances	—	—	—	—	—
Total Assets at Fair Value	$104	$—	$—	$104	$82

Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2013.
Investments and advances The company did not have any impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2013.

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
Derivative instruments measured at fair value at March 31, 2013, and December 31, 2012, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At March 31 2013	At December 31 2012
Commodity	Accounts and notes receivable, net	$41	$57
Commodity	Long-term receivables, net	23	29
Total Assets at Fair Value		$64	$86
Commodity	Accounts payable	$77	$112
Commodity	Deferred credits and other noncurrent obligations	33	37
Total Liabilities at Fair Value		$110	$149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended March 31
Type of Contract	Statement of Income Classification	2013	2012
Commodity	Sales and other operating revenues	$(75)	$(118)
Commodity	Purchased crude oil and products	(4)	(19)
Commodity	Other income	(1)	5
		$(80)	$(132)
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Statement of Financial Position at March 31, 2013.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	At March 31, 2013
	Gross Amount Recognized	Gross Amounts Offset in Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position - Financial Instruments	Net Amount
Derivative Assets	$999	$935	$64	$57	$7

Derivative Liabilities	$1,045	$935	$110	$12	$98

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as short-term and long-term accounts receivable and accounts payable.

The company uses derivative commodity instruments traded on the New York Mercantile Exchange and on electronic platforms of the Inter-Continental Exchange and Chicago Mercantile Exchange. In addition, the company enters into swap contracts and option contracts principally with major financial institutions and other oil and gas companies in the “over-the-counter” markets which are governed by International Swaps and Derivatives Association agreements and other master netting arrangements. Amounts not offset on the Consolidated Balance sheet represent positions that do not meet all the conditions for "a right of offset".

Note 14. Long-Term Debt
The net carrying value of long-term debt, excluding amounts reclassified from short-term, at March 31, 2013, and December 31, 2012 is $6.0 billion and $6.1 billion, respectively. The fair value of long-term debt at March 31, 2013, and December 31, 2012 is $6.6 billion and $6.8 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $5.8 billion and classified as Level 1. The fair value of the other bonds is $0.8 billion and classified as Level 2.

Note 15. Accounting for Suspended Exploratory Wells
Accounting standards for the costs of exploratory wells (ASC 932) provide that exploratory well costs continue to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an entity obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. (Note that an entity is not required to complete the exploratory well as a producing well.) The company’s capitalized cost of suspended wells at March 31, 2013, was $2.9 billion, a net increase of $220 million from year-end 2012, primarily due to drilling activities in the United States, Australia and Canada.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
First Quarter 2013 Compared with First Quarter 2012

Key Financial Results
Earnings by Business Segment

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Upstream
United States	$1,132	$1,529
International	4,784	4,642
Total Upstream	5,916	6,171
Downstream
United States	135	459
International	566	345
Total Downstream	701	804
Total Segment Earnings	6,617	6,975
All Other	(439)	(504)
Net Income Attributable to Chevron Corporation (1) (2)	$6,178	$6,471
____________________
(1) Includes foreign currency effects	$246	$(228)
(2) Also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2013 was $6.2 billion ($3.18 per share — diluted), compared with $6.5 billion ($3.27 per share — diluted) in the corresponding 2012 period.
Upstream earnings in first quarter 2013 were $5.9 billion, compared with $6.2 billion in the 2012 quarter. The decrease was due to lower crude oil realizations and volumes, partially offset by favorable tax items and lower exploration expense.
Downstream earnings were $701 million in first quarter 2013, compared with $804 million in the year-earlier period. The decline was mainly due to the absence of 2012 gains on asset sales and higher operating expenses, partially offset by higher margins.
Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for first quarter 2013 versus the same period in 2012.

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
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the “Results of Operations” section, beginning on page 28, for discussions of net gains on asset sales during 2013. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry price levels for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses. The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax laws and regulations.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $112 per barrel for the full-year 2012. During first quarter 2013, Brent averaged $113 per barrel and ended April at about $101. The most recent price for Brent-related crudes in the Atlantic Basin declined as a result of negative economic developments, high refinery maintenance in Europe and higher North Sea production. The majority of the company’s equity crude production is priced based on the Brent benchmark. The WTI price averaged $94 per barrel for the full-year 2012. During first quarter 2013, WTI averaged $94 per barrel and ended April at about $93. WTI traded at a discount to Brent throughout 2012 and first quarter 2013 due to high inventories and excess crude supply in the U.S. midcontinent market.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential eased globally in the first quarter 2013. In the United States, light sweet crude oil production in the midcontinent region remained robust and outbound capacity at Cushing remained constrained. Outside of the United States, heavy refinery maintenance schedules in Europe and elsewhere reduced demand and price support for light sweet crudes.
Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $3.45 per thousand cubic feet (MCF) in the first three months of 2013, compared with $2.47 during the first three months of 2012. At the end of April 2013, the Henry Hub spot price was $4.28 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $6.07 per MCF during the first three months of 2013, compared with $5.88 in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2013 averaged 2.645 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first three months of 2013 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for first quarter 2013 or 2012. At their December 2012 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.

The company estimates that oil-equivalent production in 2013 will average approximately 2.650 million barrels per day based on a Brent price of $112 per barrel. This estimate is subject to many factors and uncertainties, including quotas that may be imposed by OPEC, price effects on entitlement volumes, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups or ramp-ups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. No evidence of any coastal or wildlife impacts related to this seep has emerged. On March 14, 2012, the company identified a small, second seep in a different part of the field. As a precautionary measure, the company and its partners decided to temporarily suspend field production and received approval from Brazil’s National Petroleum Agency (ANP) to do so. Chevron and its partners are cooperating with the Brazilian authorities. On July 19, 2012, ANP issued its final investigative report on the November 2011 incident. On April 8, 2013, ANP approved a plan for partial restoration of production in the Frade Field. A Brazilian federal district prosecutor filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. The company is not aware of any basis for damages to be awarded in any civil lawsuit. On July 31, 2012, a court presiding over the civil litigation entered a preliminary injunction barring Chevron from conducting oil production and transportation activities in Brazil pending completion of the legal proceedings commenced by the federal district prosecutor and the ongoing proceedings of ANP and the Brazilian environment and natural resources regulatory agency. On September 28, 2012, the injunction was modified to clarify that Chevron may continue its containment and mitigation activities under supervision of ANP. On appeal, on November 27, 2012, the injunction was revoked in its entirety. The federal district prosecutor also filed criminal charges against 11 Chevron employees. Jurisdiction for all three matters was moved from Campos to a court in Rio de Janeiro. On February 19, 2013, the court dismissed the criminal matter, which is being appealed by the prosecutor. The company’s ultimate exposure related to the incident is not currently determinable, but could be significant to net income in any one period.
The company has entered into a nonbinding financing term sheet with Petroboscan, a joint stock company owned 39.2 percent by Chevron, which operates the Boscan Field in Venezuela. When finalized, the financing is expected to occur in stages over a limited drawdown period and is intended to support a specific work program to maintain and increase production to an agreed-upon level. The terms are designed to support cash needs for ongoing operations and new development, as well as distributions to shareholders — including current outstanding obligations. The loan will be repaid from future Petroboscan crude sales. Definitive documents are under negotiation.
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

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•
Australia - Signed binding long-term Sales and Purchase Agreements with Chubu Electric Power Company for Wheatstone LNG. More than 80 percent of Chevron's equity LNG offtake from Wheatstone is covered under long-term agreements.

•	Australia - Reached agreement to acquire interests in two onshore natural gas blocks in the Cooper Basin.

•	Australia - Announced a natural gas discovery, Elfin-1, in the Carnarvon Basin in 50 percent-owned Block WA-268-P.

•	Republic of Congo - Reached final investment decision on the deepwater Moho Nord joint development.

•	United States - Announced a crude oil discovery at the Coronado prospect in the deepwater Gulf of Mexico.

•	United States - Announced a successful production test of a St. Malo well in the deepwater Gulf of Mexico.
The company purchased $1.25 billion of its common stock in first quarter 2013 under its share repurchase program.

Results of Operations
Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
U.S. Upstream Earnings	$1,132	$1,529
U.S. upstream earnings of $1.1 billion in first quarter 2013 decreased $397 million from the same period last year. The decrease was primarily due to lower crude oil realizations of about $190 million and higher operating expenses of about $130 million.
The company’s average realization for U.S. crude oil and natural gas liquids in first quarter 2013 was $94 per barrel, compared with $102 a year earlier. The average natural gas realization in first quarter 2013 was $3.11 per thousand cubic feet, compared with $2.48 in the year-ago period.

Net oil-equivalent production of 664,000 barrels per day in first quarter 2013 was up 13,000 barrels per day, or about 2 percent, from a year earlier. The increase in production was primarily due to further ramp-up of projects in the Gulf of Mexico, the Marcellus Shale in western Pennsylvania and recently-acquired Delaware Basin properties in New Mexico, partially offset by normal field declines.
The net liquids component of oil-equivalent production of 455,000 barrels per day for first quarter 2013 was largely unchanged from the corresponding 2012 period. Net natural gas production was 1.26 billion cubic feet per day in first quarter 2013, an increase of 7 percent from first quarter 2012.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
International Upstream Earnings*	$4,784	$4,642
____________________
* Includes foreign currency effects	$172	$(208)
International upstream earnings of $4.8 billion in first quarter 2013 increased $142 million from the corresponding period in 2012. Lower crude oil volumes and realizations of $370 million and $230 million, respectively, were partially offset by favorable tax items of about $260 million and lower exploration expenses of approximately $140 million. Foreign currency effects increased earnings by $172 million in the 2013 quarter, compared with a decrease of $208 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in first quarter 2013 was $102 compared with $110 in the corresponding 2012 period. The average natural gas realization per thousand cubic feet in first quarter 2013 was $6.07 compared with $5.88 in the corresponding 2012 period.
International net oil-equivalent production of 1.98 million barrels per day in first quarter 2013 was unchanged from a year ago. Production increases from project ramp-ups in Nigeria and improved operational efficiency at Tengizchevroil were largely offset by the continued shut-in of the Frade Field in Brazil, and normal field declines.
The net liquids component of oil-equivalent production of 1.31 million barrels per day in first quarter 2013 decreased 2 percent from a year earlier. Net natural gas production totaled 4.05 billion cubic feet per day in first quarter 2013, an increase of 5 percent from the 2012 period.

Downstream

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
U.S. Downstream Earnings	$135	$459
U.S. downstream earned $135 million in the first quarter 2013, compared with earnings of $459 million a year earlier. The decrease was due to higher operating expenses of $180 million, primarily as a result of turnaround activity at the refineries in El Segundo, California and Pascagoula, Mississippi, as well as lower margins of $180 million on refined product sales. The decrease was partly offset by higher earnings of $80 million from the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem).
Refinery crude-input of 576,000 barrels per day in first quarter 2013 was down 350,000 barrels per day from the corresponding 2012 period. The decline was primarily due to repairs of the crude unit at the refinery in Richmond, California, which has been offline since August 2012, and a planned crude unit turnaround at the refinery in Pascagoula.

Refined product sales of 1.10 million barrels per day declined 141,000 barrels per day from first quarter 2012, mainly reflecting lower gas oil, kerosene and gasoline sales. Branded gasoline sales decreased 1 percent to 500,000 barrels per day.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
International Downstream Earnings*	$566	$345
___________________
* Includes foreign currency effects	$76	$(11)
International downstream operations earned $566 million in first quarter 2013, compared with $345 million a year earlier. Earnings increased $320 million due to higher margins on refined product sales. These benefits were partly offset by an absence of gains on asset sales of approximately $200 million, primarily reflecting the sale of the company's fuels and finished lubricants businesses in Spain in 2012. Foreign currency effects increased earnings by $76 million in the 2013 quarter, compared with a decrease of $11 million a year earlier.
Refinery crude-input of 818,000 barrels per day in first quarter 2013 increased 39,000 barrels from first quarter 2012, primarily due to consolidation of the 64 percent-owned Star Petroleum Refining Company in Thailand, beginning June 2012.
Total refined product sales of 1.45 million barrels per day declined 73,000 barrels from first quarter 2012, mainly reflecting lower fuel oil and gasoline sales.

All Other

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Net Charges*	$(439)	$(504)
___________________
* Includes foreign currency effects	$(2)	$(9)
All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.
Net charges in first quarter 2013 were $439 million, compared with $504 million in the year-ago period. The change between periods was mainly due to lower corporate tax items and other corporate charges. Foreign currency effects increased net charges by $2 million, compared with an increase of $9 million last year.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$54,296	$58,896
Sales and other operating revenues for the quarterly period decreased $4.6 billion due to lower refined product sales and lower prices for crude oil.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Income from equity affiliates	$2,284	$1,709
Income from equity affiliates increased between periods mainly due to higher downstream-related earnings on higher margins for GS Caltex Corporation in South Korea and Caltex Australia Limited, and a favorable swing in foreign currency effects at GS Caltex. Earnings for CPChem were higher as a result of higher chemicals margins. Upstream-related earnings from Petropiar and Petroboscan in Venezuela also benefited from a favorable swing in foreign currency effects.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Other income	$238	$100
Other income for the quarterly period increased, mainly due to a favorable swing in foreign currency effects, partially offset by lower gains on asset sales.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Purchased crude oil and products	$32,910	$36,053
Purchases decreased $3.1 billion in the quarterly period primarily due to lower volumes and prices for crude oil.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,760	$6,123
Operating, selling, general and administrative expenses increased $637 million between quarters mainly due to higher employee compensation and benefits costs of $410 million, and higher professional services of $330 million, partially offset by lower transportation expense of $90 million.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Exploration expenses	$247	$403
The decrease in exploration expenses between the comparative periods was primarily due to lower charges for well writeoffs, partially offset by higher geological and geophysical expenses.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Depreciation, depletion and amortization	$3,481	$3,205
Depreciation, depletion and amortization in the first quarter 2013 increased mainly due to higher depreciation rates for certain oil and gas producing fields.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Taxes other than on income	$3,137	$2,852
Taxes other than on income increased primarily due to the consolidation of the 64 percent-owned Star Petroleum Refining Company, beginning June 2012.

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
Income tax expense	$4,044	$5,570
Effective income tax rates for the 2013 and 2012 quarters were 39 percent and 46 percent, respectively. The decrease in the effective tax rate between periods was driven by a lower effective tax rate in international upstream operations.   The lower international upstream rate was primarily due to non-recurring tax benefits in the current period and foreign currency remeasurement impacts between periods.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended March 31
	2013	2012
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	455	456
Net natural gas production (MMCFPD)(3)	1,255	1,170
Net oil-equivalent production (MBOEPD)	664	651
Sales of natural gas (MMCFPD)	6,095	5,611
Sales of natural gas liquids (MBPD)	15	18
Revenue from net production
Liquids ($/Bbl)	$94.49	$101.93
Natural gas ($/MCF)	$3.11	$2.48
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,305	1,338
Net natural gas production (MMCFPD)(3)	4,054	3,849
Net oil-equivalent production (MBOEPD)(4)	1,981	1,980
Sales of natural gas (MMCFPD)	4,498	4,653
Sales of natural gas liquids (MBPD)	28	24
Revenue from liftings
Liquids ($/Bbl)	$102.35	$110.03
Natural gas ($/MCF)	$6.07	$5.88
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,645	2,631
U.S. Downstream
Gasoline sales (MBPD)(5)	579	626
Other refined product sales (MBPD)	519	613
Total refined product sales (MBPD)	1,098	1,239
Sales of natural gas liquids (MBPD)	120	132
Refinery input (MBPD)	576	926
International Downstream
Gasoline sales (MBPD)(5)	282	289
Other refined product sales (MBPD)	708	693
Share of affiliate sales (MBPD)	459	540
Total refined product sales (MBPD)	1,449	1,522
Sales of natural gas liquids (MBPD)	67	60
Refinery input (MBPD)(6)	818	779
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States (7)	68	73
International	519	539
(4) Includes: Canada — synthetic oil	45	38
Venezuela affiliate — synthetic oil (7)	23	25
(5) Includes branded and unbranded gasoline.
(6) As of June 2012, Star Petroleum Refining Company crude-input volumes are reported on a 100 percent consolidated basis. Prior to June 2012, crude-input volumes reflect a 64 percent equity interest.
(7) 2012 conforms to 2013 presentation.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $19.0 billion at March 31, 2013, down $2.9 billion from year-end 2012. Cash provided by operating activities in the first three months of 2013 was $5.7 billion, compared with $8.4 billion in the year-ago period. The decline reflected working capital requirements in the current period.
Dividends The company paid dividends of $1.7 billion to common shareholders during the first three months of 2013. In April 2013, the company increased its quarterly dividend by 11.1 percent to $1.00 per common share, payable in June 2013.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $14.1 billion at March 31, 2013, up from $12.2 billion at December 31, 2012.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $12.0 billion and the outstanding balance at March 31, 2013 was $4.7 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $8.1 billion at March 31, 2013 and $6.0 billion at December 31, 2012. Of these amounts, $6.0 billion was reclassified to long-term at March 31, 2013 and $5.9 billion at December 31, 2012, respectively. At March 31, 2013, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2013, the company had $6.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2013. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During first quarter 2013, the company purchased 10.8 million common shares for $1.25 billion. From the inception of the program through first quarter 2013, the company purchased 108.5 million shares for $11.3 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.4 billion and $1.3 billion at March 31, 2013 and December 31, 2012, respectively. Distributions to noncontrolling interests totaled $10 million during the first three months of 2013.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.6 at both March 31, 2013 and December 31, 2012. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2013, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 9.2 percent at March 31, 2013, and 8.2 percent at year-end 2012.
Pension Obligations Information related to pension plan contributions is included on page 15 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $8.9 billion in the first three months of 2013, compared with $6.4 billion in the corresponding 2012 period. The amounts included the company’s share of affiliates’ expenditures of $453 million and $361 million in the 2013 and 2012 periods, respectively. Also included were amounts related to the acquisition of interests in the Kitimat LNG project in western Canada. Expenditures for upstream projects in the first three months of 2013 were $8.2 billion, representing 93 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended March 31
	2013	2012
	(Millions of dollars)
United States
Upstream	$1,843	$1,526
Downstream	339	278
All Other	127	52
Total United States	2,309	1,856
International
Upstream	6,401	4,379
Downstream	168	182
All Other	4	—
Total International	6,573	4,561
Worldwide	$8,882	$6,417

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 10 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included in Note 10 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 16.
Income Taxes Information related to income tax contingencies is included on page 14 in Note 8 and page 19 in Note 11 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 19 in Note 11 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on page 19 in Note 11 to the Consolidated Financial Statements under the heading “Indemnifications.”

Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 19 in Note 11 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on pages 19 through 20 in Note 11 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2013, does not differ materially from that discussed under Item 7A of Chevron’s 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2013.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2013, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Ecuador Information related to Ecuador matters is included in Note 10 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 16.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended March 31, 2013, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 – Jan. 31, 2013	3,734,645	$113.16	3,710,985
Feb. 1 – Feb. 28, 2013	3,591,265	115.63	3,591,265
Mar. 1 – Mar. 31, 2013	3,477,895	119.25	3,477,895
Total	10,803,805	$115.94	10,780,145
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company (some pursuant to a Rule 10b5-1 plan) at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of March 31, 2013, 108,478,773 shares had been acquired under this program for $11.25 billion at an average price of approximately $104 per share.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. §229.104) is included in Exhibit 95 of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description
(3)	By-Laws of Chevron Corporation, as amended March 27, 2013, filed as Exhibit 3.1 to Chevron Corporation's Current Report on Form 8-K filed April 2, 2013, and incorporated herein by reference.
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

CHEVRON CORPORATION (REGISTRANT)

/S/ MATTHEW J. FOEHR
Matthew J. Foehr, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 2, 2013

EXHIBIT INDEX

Exhibit Number	Description
(3)	By-Laws of Chevron Corporation, as amended March 27, 2013, filed as Exhibit 3.1 to Chevron Corporation's Current Report on Form 8-K filed April 2, 2013, and incorporated herein by reference.
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