Form 10-Q
period 2013-06-30
CHEVRON CORP
filed 2013-08-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2013
Common stock, $.75 par value	1,932,023,723

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2013, and 2012	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2013, and 2012	4
	Consolidated Balance Sheet at June 30, 2013, and December 31, 2012	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2013, and 2012	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Mine Safety Disclosures	39
Item 6.	Exhibits	40
Signature		41
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	43
Rule 13a-14(a)/15d-14(a) Certifications		44-45
Section 1350 Certifications		46-47

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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$55,307	$59,780	$109,603	$118,676
Income from equity affiliates	1,784	2,091	4,068	3,800
Other income	278	737	516	837
Total Revenues and Other Income	57,369	62,608	114,187	123,313
Costs and Other Deductions
Purchased crude oil and products	34,273	36,772	67,183	72,825
Operating expenses	6,278	5,420	12,040	10,603
Selling, general and administrative expenses	1,139	1,250	2,137	2,190
Exploration expenses	329	493	576	896
Depreciation, depletion and amortization	3,412	3,284	6,893	6,489
Taxes other than on income*	3,349	3,034	6,486	5,886
Total Costs and Other Deductions	48,780	50,253	95,315	98,889
Income Before Income Tax Expense	8,589	12,355	18,872	24,424
Income Tax Expense	3,185	5,123	7,229	10,693
Net Income	5,404	7,232	11,643	13,731
Less: Net income attributable to noncontrolling interests	39	22	100	50
Net Income Attributable to Chevron Corporation	$5,365	$7,210	$11,543	$13,681
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.80	$3.68	$6.00	$6.98
— Diluted	$2.77	$3.66	$5.95	$6.93
Dividends	$1.00	$0.90	$1.90	$1.71
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,921,391	1,954,147	1,925,181	1,959,005
— Diluted	1,936,783	1,967,990	1,940,337	1,973,386

* Includes excise, value-added and similar taxes:	$2,108	$1,929	$4,141	$3,716

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Net Income	$5,404	$7,232	$11,643	$13,731
Currency translation adjustment	42	(12)	31	2
Unrealized holding loss on securities:
Net loss arising during period	(6)	(2)	(7)	(1)
Derivatives:
Net derivatives gain (loss) on hedge transactions	2	(7)	2	3
Reclassification to net income of net realized gain (loss)	5	(4)	—	2
Income taxes (expense) benefit on derivatives transactions	(3)	4	(1)	(2)
Total	4	(7)	1	3
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	232	233	459	506
Actuarial loss arising during period	—	—	—	(43)
Prior service cost:
Amortization to net income of net prior service credits	(7)	(16)	(14)	(30)
Defined benefit plans sponsored by equity affiliates	11	7	(9)	18
Income taxes on defined benefit plans	(85)	(60)	(170)	(165)
Total	151	164	266	286
Other Comprehensive Gain, Net of Tax	191	143	291	290
Comprehensive Income	5,595	7,375	11,934	14,021
Comprehensive income attributable to noncontrolling interests	(39)	(22)	(100)	(50)
Comprehensive Income Attributable to Chevron Corporation	$5,556	$7,353	$11,834	$13,971
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30 2013	At December 31 2012
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$20,630	$20,939
Time deposits	1,408	708
Marketable securities	258	266
Accounts and notes receivable, net	20,273	20,997
Inventories
Crude oil and petroleum products	5,063	3,923
Chemicals	467	475
Materials, supplies and other	1,893	1,746
Total inventories	7,423	6,144
Prepaid expenses and other current assets	6,112	6,666
Total Current Assets	56,104	55,720
Long-term receivables, net	3,017	3,053
Investments and advances	25,133	23,718
Properties, plant and equipment, at cost	279,025	263,481
Less: Accumulated depreciation, depletion and amortization	128,433	122,133
Properties, plant and equipment, net	150,592	141,348
Deferred charges and other assets	4,562	4,503
Goodwill	4,640	4,640
Total Assets	$244,048	$232,982
LIABILITIES AND EQUITY
Short-term debt	$1,913	$127
Accounts payable	21,609	22,776
Accrued liabilities	5,180	5,738
Federal and other taxes on income	3,433	4,341
Other taxes payable	1,278	1,230
Total Current Liabilities	33,413	34,212
Long-term debt	17,960	11,966
Capital lease obligations	91	99
Deferred credits and other noncurrent obligations	21,099	21,502
Noncurrent deferred income taxes	18,039	17,672
Reserves for employee benefit plans	9,282	9,699
Total Liabilities	99,884	95,150
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at June 30, 2013, and December 31, 2012)	1,832	1,832
Capital in excess of par value	15,677	15,497
Retained earnings	167,615	159,730
Accumulated other comprehensive loss	(6,078)	(6,369)
Deferred compensation and benefit plan trust	(262)	(282)
Treasury stock, at cost (510,652,857 and 495,978,691 shares at June 30, 2013, and December 31, 2012, respectively)	(35,943)	(33,884)
Total Chevron Corporation Stockholders’ Equity	142,841	136,524
Noncontrolling interests	1,323	1,308
Total Equity	144,164	137,832
Total Liabilities and Equity	$244,048	$232,982
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2013	2012
	(Millions of dollars)
Operating Activities
Net Income	$11,643	$13,731
Adjustments
Depreciation, depletion and amortization	6,893	6,489
Dry hole expense	79	442
Distributions less than income from equity affiliates	(1,118)	(1,069)
Net before-tax gains on asset retirements and sales	(175)	(544)
Net foreign currency effects	(138)	24
Deferred income tax provision	32	994
Net increase in operating working capital	(2,515)	(2,197)
Increase in long-term receivables	(56)	(140)
Decrease in other deferred charges	68	582
Cash contributions to employee pension plans	(610)	(679)
Other	131	669
Net Cash Provided by Operating Activities	14,234	18,302
Investing Activities
Capital expenditures	(16,765)	(12,962)
Proceeds and deposits related to asset sales	641	1,153
Net (purchases) sales of time deposits	(700)	3,950
Net sales of marketable securities	2	11
Repayment of loans by equity affiliates	162	171
Net sales of other short-term investments	189	198
Net Cash Used for Investing Activities	(16,471)	(7,479)
Financing Activities
Net borrowings of short-term obligations	1,903	122
Proceeds from issuance of long-term debt	6,000	—
Repayments of long-term debt and other financing obligations	(110)	(28)
Cash dividends — common stock	(3,656)	(3,348)
Distributions to noncontrolling interests	(73)	(11)
Net purchases of treasury shares	(2,028)	(2,161)
Net Cash Provided (Used) for Financing Activities	2,036	(5,426)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(108)	(52)
Net Change in Cash and Cash Equivalents	(309)	5,345
Cash and Cash Equivalents at January 1	20,939	15,864
Cash and Cash Equivalents at June 30	$20,630	$21,209

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2013, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2012 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ending June 30, 2013, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Six Months Ended June 30, 2013
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(65)	$1	$125	$(6,430)	$(6,369)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	31	(7)	1	(18)	7
Reclassifications (2)	—	—	—	284	284
Net Other Comprehensive Income (Loss)	31	(7)	1	266	291
Balance at June 30	$(34)	$(6)	$126	$(6,164)	$(6,078)
_________________________________
(1) All amounts are net of tax.
(2) Refer to Note 9, Employee Benefits for reclassified components totaling $445 million that are included in employee benefit costs for the six months ending June 30, 2013. Related income taxes for the same period, totaling $161 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

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
Activity for the equity attributable to noncontrolling interests for the first six months of 2013 and 2012 is as follows:

	2013			2012
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$136,524	$1,308	$137,832	$121,382	$799	$122,181
Net income	11,543	100	11,643	13,681	50	13,731
Dividends	(3,659)	—	(3,659)	(3,350)	—	(3,350)
Distributions to noncontrolling interests	—	(73)	(73)	—	(11)	(11)
Treasury shares, net	(2,059)	—	(2,059)	(2,188)	—	(2,188)
Other changes, net*	492	(12)	480	472	454	926
Balance at June 30	$142,841	$1,323	$144,164	$129,997	$1,292	$131,289
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended June 30
	2013	2012
	(Millions of dollars)
Decrease in accounts and notes receivable	$504	$1,377
Increase in inventories	(1,279)	(1,359)
Decrease (increase) in prepaid expenses and other current assets	505	(375)
Decrease in accounts payable and accrued liabilities	(1,535)	(1,062)
Decrease in income and other taxes payable	(710)	(778)
Net increase in operating working capital	$(2,515)	$(2,197)
The “Net increase in operating working capital” includes reductions of $55 million and $34 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2013, and 2012, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended June 30
	2013	2012
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$—	$—
Income taxes	7,565	10,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 22 in Note 12 under the heading "Restricted Cash."
The “Net (purchases) sales of time deposits” consisted of the following gross amounts:

	Six Months Ended June 30
	2013	2012
	(Millions of dollars)
Time deposits purchased	$(1,608)	$(8)
Time deposits matured	908	3,958
Net (purchases) sales of time deposits	$(700)	$3,950
The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2013	2012
	(Millions of dollars)
Marketable securities purchased	$(5)	$—
Marketable securities sold	7	11
Net sales of marketable securities	$2	$11
The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $2.5 billion for the first six months periods in both 2013 and 2012. During the first six months of 2013 and 2012, the company purchased 21.1 million and 23.9 million common shares under its ongoing share repurchase program, respectively, for $2.5 billion in each corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended June 30
	2013	2012
	(Millions of dollars)
Additions to properties, plant and equipment	$16,334	$12,163
Additions to investments	472	437
Current year dry hole expenditures	18	404
Payments for other liabilities and assets, net	(59)	(42)
Capital expenditures	16,765	12,962
Expensed exploration expenditures	497	454
Assets acquired through capital lease obligations	2	—
Capital and exploratory expenditures, excluding equity affiliates	17,264	13,416
Company’s share of expenditures by equity affiliates	1,070	827
Capital and exploratory expenditures, including equity affiliates	$18,334	$14,243

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2013, and 2012, are presented in the following table:

Segment Earnings	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Upstream
United States	$1,083	$1,318	$2,215	$2,847
International	3,866	4,302	8,650	8,944
Total Upstream	4,949	5,620	10,865	11,791
Downstream
United States	138	802	273	1,261
International	628	1,079	1,194	1,424
Total Downstream	766	1,881	1,467	2,685
Total Segment Earnings	5,715	7,501	12,332	14,476
All Other
Interest Income	18	19	39	39
Other	(368)	(310)	(828)	(834)
Net Income Attributable to Chevron Corporation	$5,365	$7,210	$11,543	$13,681

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2013, and December 31, 2012, are as follows:

Segment Assets	At June 30 2013	At December 31 2012
	(Millions of dollars)
Upstream
United States	$43,220	$41,891
International	124,752	115,806
Goodwill	4,640	4,640
Total Upstream	172,612	162,337
Downstream
United States	23,012	23,023
International	21,134	20,024
Total Downstream	44,146	43,047
Total Segment Assets	216,758	205,384
All Other
United States	10,221	7,727
International	17,069	19,871
Total All Other	27,290	27,598
Total Assets — United States	76,453	72,641
Total Assets — International	162,955	155,701
Goodwill	4,640	4,640
Total Assets	$244,048	$232,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2013, and 2012, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.

Sales and Other Operating Revenues	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Upstream
United States	$6,413	$5,732	$12,680	$11,933
International	11,746	13,185	24,657	27,700
Subtotal	18,159	18,917	37,337	39,633
Intersegment Elimination — United States	(4,217)	(4,444)	(8,411)	(9,041)
Intersegment Elimination — International	(7,449)	(8,022)	(15,805)	(17,248)
Total Upstream	6,493	6,451	13,121	13,344
Downstream
United States	21,555	22,657	41,985	45,341
International	27,222	30,598	54,400	59,848
Subtotal	48,777	53,255	96,385	105,189
Intersegment Elimination — United States	(11)	(10)	(22)	(25)
Intersegment Elimination — International	(26)	(22)	(42)	(33)
Total Downstream	48,740	53,223	96,321	105,131
All Other
United States	449	436	827	762
International	9	13	15	25
Subtotal	458	449	842	787
Intersegment Elimination — United States	(375)	(332)	(667)	(563)
Intersegment Elimination — International	(9)	(11)	(14)	(23)
Total All Other	74	106	161	201
Sales and Other Operating Revenues
United States	28,417	28,825	55,492	58,036
International	38,977	43,796	79,072	87,573
Subtotal	67,394	72,621	134,564	145,609
Intersegment Elimination — United States	(4,603)	(4,786)	(9,100)	(9,629)
Intersegment Elimination — International	(7,484)	(8,055)	(15,861)	(17,304)
Total Sales and Other Operating Revenues	$55,307	$59,780	$109,603	$118,676

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$85,598	$94,474
Costs and other deductions	83,253	89,571
Net income attributable to CUSA	2,037	3,529

	At June 30 2013	At December 31 2012
	(Millions of dollars)
Current assets	$18,231	$18,983
Other assets	53,775	52,082
Current liabilities	17,336	18,161
Other liabilities	26,721	26,472
Total CUSA net equity	$27,949	$26,432
Memo: Total debt	$14,486	$14,482

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
During 2012, CTC implemented legal reorganizations in which certain Chevron business units transferred assets out of CTC. The summarized financial information for CTC and its consolidated subsidiaries presented in the table below gives retroactive effect to the reorganizations as if they had occurred on January 1, 2012. However, the financial information in the following table may not reflect the financial position and operating results in the periods presented if the reorganization had occurred on that date. Summarized income statement information for CTC and its consolidated subsidiaries is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$120	$193	$251	$337
Costs and other deductions	164	214	336	398
Net loss attributable to CTC	(43)	(21)	(84)	(59)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized balance sheet information for CTC and its consolidated subsidiaries is as follows:

	At June 30 2013	At December 31 2012
	(Millions of dollars)
Current assets	$183	$199
Other assets	385	313
Current liabilities	297	154
Other liabilities	413	415
Total CTC net (deficit) equity	$(142)	$(57)
There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2013.

Note 8. Income Taxes
Taxes on income for the second quarter and first six months of 2013 were $3.2 billion and $7.2 billion, respectively, compared with $5.1 billion and $10.7 billion for the corresponding periods in 2012. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the second quarters of 2013 and 2012 were 37 percent and 41 percent, respectively. For the comparative six-month periods, the effective tax rates were 38 percent and 44 percent, respectively.
The decrease in the effective tax rate between the quarterly periods was primarily due to lower earnings in higher tax rate international upstream jurisdictions, in addition to the effects of foreign currency remeasurement impacts and non-recurring tax adjustments between periods. The decrease in the effective tax rate for the six-month comparative periods was primarily due to lower earnings in higher tax rate international upstream jurisdictions and foreign currency remeasurement impacts between periods.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2013. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2007, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2003 and Kazakhstan — 2007.
The company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions. Both the outcomes for these tax matters and the timing of resolution and/or closure of the tax audits are highly uncertain. However, it is reasonably possible that developments regarding tax matters in certain tax jurisdictions may result in significant increases or decreases in the company’s total unrecognized tax benefits within the next 12 months. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, the company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.
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
The components of net periodic benefit costs for 2013 and 2012 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Pension Benefits
United States
Service cost	$123	$113	$247	$226
Interest cost	118	109	236	218
Expected return on plan assets	(175)	(158)	(350)	(317)
Amortization of prior service costs (credits)	1	(2)	1	(4)
Amortization of actuarial losses	122	117	243	235
Settlement losses	57	65	114	139
Total United States	246	244	491	497
International
Service cost	49	46	97	90
Interest cost	82	83	159	162
Expected return on plan assets	(68)	(68)	(136)	(134)
Amortization of prior service costs	5	4	10	9
Amortization of actuarial losses	39	37	75	70
Total International	107	102	205	197
Net Periodic Pension Benefit Costs	$353	$346	$696	$694
Other Benefits*
Service cost	$18	$15	$36	$30
Interest cost	40	38	80	77
Amortization of prior service credits	(13)	(18)	(25)	(36)
Amortization of actuarial losses	14	14	27	29
Settlement gains	—	—	—	(26)
Net Periodic Other Benefit Costs	$59	$49	$118	$74
_________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
At the end of 2012, the company estimated it would contribute $1.0 billion to employee pension plans during 2013 (composed of $650 million for the U.S. plans and $350 million for the international plans). Through June 30, 2013, a total of $610 million was contributed (including $501 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.2 billion ($850 million for the U.S. plans and $350 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2013, the company contributed $101 million to its OPEB plans. The company anticipates contributing approximately $127 million during the remainder of 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Litigation
MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to nine pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable. The company no longer uses MTBE in the manufacture of gasoline in the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within 15 days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, and on November 22, 2012, the National Court agreed to hear Chevron's cassation appeal. On August 3, 2012, the provincial court in Lago Agrio approved a court-appointed liquidator’s report on damages that calculated the total judgment in the case to be $19.1 billion. On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 million award issued in an unrelated action by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has appealed the tribunal's award. A Federal District Court for the District of Columbia confirmed the tribunal's award, and the Government of Ecuador has appealed the District Court's decision.
Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice stayed this action, subject to the plaintiffs presenting new evidence that Chevron Corporation has a presence in Ontario, and the Lago Agrio plaintiffs have appealed that decision. On June 27, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. On October 15, 2012, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Nortberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14th, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, and on June 4, 2013 the Supreme Court of Argentina revoked the Freeze Order in its entirety. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2013				At December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$258	$258	$—	$—	$266	$266	$—	$—
Derivatives	82	26	56	—	86	21	65	—
Total Assets at Fair Value	$340	$284	$56	$—	$352	$287	$65	$—
Derivatives	86	86	—	—	149	148	1	—
Total Liabilities at Fair Value	$86	$86	$—	$—	$149	$148	$1	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2013.
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
Assets carried at fair value at June 30, 2013, and December 31, 2012, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $20.6 billion and $20.9 billion at June 30, 2013, and December 31, 2012, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $1.4 billion and $0.7 billion at June 30, 2013, and December 31, 2012, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash had a carrying/fair value of $1.0 billion and $1.5 billion at June 30, 2013, and December 31, 2012, respectively. At June 30, 2013, restricted cash is classified as Level 1 and is reported in “Deferred charges and other assets” on the face of the Consolidated Balance Sheet, and includes restricted funds related to certain Upstream abandonment activities, tax payments, funds held in escrow for an asset acquisition and acquisitions pending tax deferred exchanges.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $12.0 billion and $6.1 billion at June 30, 2013, and December 31, 2012, respectively. The fair value of long-term debt at June 30, 2013, and December 31, 2012 is $12.3 billion and $6.8 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $11.6 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities, including short-term debt reclassified to long-term, on the consolidated balance sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2013 and 2012 were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013 is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2013
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
					Three Months Ended	Six Months Ended
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$10	$14
Properties, plant and equipment, net (held for sale)	10	—	—	10	6	84
Investments and advances	18	—	15	3	103	103
Total Assets at Fair Value	$28	$—	$15	$13	$119	$201
Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2013.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at June 30, 2013, and December 31, 2012, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At June 30 2013	At December 31 2012
Commodity	Accounts and notes receivable, net	$65	$57
Commodity	Long-term receivables, net	17	29
Total Assets at Fair Value		$82	$86
Commodity	Accounts payable	$52	$112
Commodity	Deferred credits and other noncurrent obligations	34	37
Total Liabilities at Fair Value		$86	$149

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of Contract	Statement of Income Classification	2013	2012	2013	2012
Commodity	Sales and other operating revenues	$112	$233	$37	$115
Commodity	Purchased crude oil and products	(28)	8	(32)	(11)
Commodity	Other income	(6)	(1)	(7)	4
		$78	$240	$(2)	$108
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Statement of Financial Position at June 30, 2013 and December 31, 2012.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2013
Derivative Assets	$1,045	$963	$82	$46	$36
Derivative Liabilities	$1,049	$963	$86	$1	$85

At December 31, 2012
Derivative Assets	$749	$663	$86	$64	$22
Derivative Liabilities	$812	$663	$149	$5	$144

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations.
The company uses derivative commodity instruments traded on the New York Mercantile Exchange and on electronic platforms of the Inter-Continental Exchange and Chicago Mercantile Exchange. In addition, the company enters into swap contracts and option contracts principally with major financial institutions and other oil and gas companies in the “over-the-counter” markets, which are governed by International Swaps and Derivatives Association agreements and other master netting arrangements. Amounts not offset on the Consolidated Balance sheet represent positions that do not meet all the conditions for "a right of offset".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Accounting for Suspended Exploratory Wells
Accounting standards for the costs of exploratory wells (ASC 932) provide that exploratory well costs continue to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an entity obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. (Note that an entity is not required to complete the exploratory well as a producing well.) The company’s capitalized cost of suspended wells at June 30, 2013, was $3.1 billion, a net increase of $435 million from year-end 2012, primarily due to drilling activities in the United States, Australia and Canada.

Note 15. New Accounting Standards
Income Taxes (Topic740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) In July 2013, the FASB issued ASU 2013-11, which becomes effective for the company January 1, 2014. The standard provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. Adoption of the standard is not expected to have a significant effect on the company's results of operations, financial position or liquidity.

Note 16. Long-Term Debt
On June 24, 2013, the Company issued $750,000,000 in aggregate principal amount of 0.889% notes due 2016, $2,000,000,000 in aggregate principal amount of 1.718% notes due 2018, $1,000,000,000 in aggregate principal amount of 2.427% notes due 2020 and $2,250,000,000 in aggregate principal amount of 3.191% notes due 2023. The notes were issued pursuant to an indenture, dated as of June 15, 1995, as supplemented by the Fourth Supplemental Indenture dated as of June 24, 2013, each being between the Company and Wells Fargo Bank, National Association, as trustee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter 2013 Compared with Second Quarter 2012
And Six Months 2013 Compared with Six Months 2012

Key Financial Results
Earnings by Business Segment

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Upstream
United States	$1,083	$1,318	$2,215	$2,847
International	3,866	4,302	8,650	8,944
Total Upstream	4,949	5,620	10,865	11,791
Downstream
United States	138	802	273	1,261
International	628	1,079	1,194	1,424
Total Downstream	766	1,881	1,467	2,685
Total Segment Earnings	5,715	7,501	12,332	14,476
All Other	(350)	(291)	(789)	(795)
Net Income Attributable to Chevron Corporation (1) (2)	$5,365	$7,210	$11,543	$13,681
____________________
(1) Includes foreign currency effects	$302	$198	$548	$(30)
(2) Also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2013 was $5.4 billion ($2.77 per share — diluted), compared with $7.2 billion ($3.66 per share — diluted) in the corresponding 2012 period. Net income attributable to Chevron Corporation for the first six months of 2013 was $11.5 billion ($5.95 per share — diluted), versus $13.7 billion ($6.93 per share — diluted) in the first six months of 2012.
Upstream earnings were $4.9 billion in second quarter 2013 and $10.9 billion for the first six months of 2013, compared with $5.6 billion and $11.8 billion in the comparative 2012 periods. The decrease between both comparative periods was mainly due to lower crude oil realizations and volumes.
Downstream earnings were $766 million in second quarter 2013, compared with $1.9 billion in the year-earlier period. The decline was mainly due to lower margins on refined products, unfavorable changes in effects on derivative instruments, lower gains on asset sales and higher repair and maintenance expenses at the company's refineries. Earnings for the first six months of 2013 were $1.5 billion, compared with $2.7 billion in the corresponding 2012 period. The decrease was mainly due to higher operating expenses at the company's refineries, lower gains on asset sales and lower margins on refined products sales.
Refer to pages 29 through 32 for additional discussion of results by business segment and “All Other” activities for second quarter and first six months of 2013 versus the same period in 2012.

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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $112 per barrel for the full-year 2012. During 2013, Brent averaged $102 per barrel in the second quarter, $108 per barrel for the six-month period, and ended July at about $108. In the first quarter 2013, Brent-related crudes in the Atlantic Basin began to decline as a result of negative economic developments, high refinery maintenance in Europe and higher North Sea production. This trend began to shift in early second quarter as seasonal maintenance ended and additional North Sea production outages helped Brent prices recover into July. The majority of the company’s equity crude production is priced based on the Brent benchmark. The WTI price averaged $94 per barrel for the full-year 2012. During 2013, WTI averaged $94 per barrel in the second quarter, $94 for the six-month period, and ended July at about $105. WTI traded at a discount to Brent throughout 2012 due to high inventories and excess crude supply in the U.S. midcontinent market. During second quarter 2013 the WTI discount narrowed significantly as Brent prices declined on market concerns over economic growth, while U.S. infrastructure enhancements and increasing U.S. refinery demand eased inventory constraints and provided relative support to WTI prices.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential eased globally over the first quarter 2013 as heavy refinery maintenance schedules in Europe, the U.S., and elsewhere reduced demand and price support for light sweet crudes. However, the differential recovered somewhat during the second quarter as maintenance activities have declined.
Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 35 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $3.76 per thousand cubic feet (MCF) in the first six months of 2013, compared with $2.36 during the first six months of 2012. At the end of July 2013, the Henry Hub spot price was $3.44 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $6.00 per MCF during the first six months of 2013, compared with $5.99 in the same period last year. (See page 35 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first six months of 2013 averaged 2.613 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first six months of 2013 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi

Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the second quarter or six-month periods of 2013 or 2012. At their May 2013 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.
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
On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. No evidence of any coastal or wildlife impacts related to this seep has emerged. On March 14, 2012, the company identified a small, second seep in a different part of the field. As a precautionary measure, the company and its partners decided to temporarily suspend field production and received approval from Brazil’s National Petroleum Agency (ANP) to do so. Chevron and its partners are cooperating with the Brazilian authorities. On July 19, 2012, ANP issued its final investigative report on the November 2011 incident. On April 8, 2013, ANP approved a plan for partial restoration of production in the Frade Field, and production under that approved plan commenced on April 30, 2013. A Brazilian federal district prosecutor filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. The company is not aware of any basis for damages to be awarded in any civil lawsuit. On July 31, 2012, a court presiding over the civil litigation entered a preliminary injunction barring Chevron from conducting oil production and transportation activities in Brazil pending completion of the legal proceedings commenced by the federal district prosecutor and the ongoing proceedings of ANP and the Brazilian environment and natural resources regulatory agency. On September 28, 2012, the injunction was modified to clarify that Chevron may continue its containment and mitigation activities under supervision of ANP, and on appeal, the injunction was revoked in its entirety on November 27, 2012. The prosecutor has asked the court to reconsider the revocation. The federal district prosecutor also filed criminal charges against eleven Chevron employees. Jurisdiction for all three matters was moved from Campos to a court in Rio de Janeiro. On February 19, 2013, the court dismissed the criminal matter, which is being appealed by the prosecutor. The company’s ultimate exposure related to the incident is not currently determinable, but could be significant to net income in any one period.
On May 27, 2013 the company executed financing agreements with Petroboscan, a joint stock company owned 39.2 percent by Chevron, which operates the Boscan Field in Venezuela. The financing will occur in stages over a limited drawdown period and will support a specific work program to maintain and increase production to an agreed-upon level. The terms are designed to support cash needs for ongoing operations and new development, as well as distributions to shareholders - including current outstanding obligations. The loan will be repaid from future Petroboscan crude sales.  Final closing of the transaction will occur once all conditions precedent are satisfied.
Refer to the “Results of Operations” section on pages 29 through 31 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section on pages 31 through 32 for additional discussion of the company’s downstream operations.
All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•	Angola - Announced the loading of the first cargo of liquefied natural gas at the Angola LNG project.

•	Argentina - Signed an agreement advancing the development of shale oil and natural gas resources from the Vaca Muerta formation.

•	Brazil - Awarded participation in a deepwater block in the Ceará Basin.

•	Canada - Announced agreement to acquire additional, complementary acreage in the Duvernay Shale located in western Canada.

•	Kurdistan Region of Iraq - Announced the acquisition of an 80 percent interest and operatorship of the Qara Dagh Block.

•	United States - Announced a joint development agreement for additional Permian Basin acreage and access to related infrastructure.
In the downstream business, GS Caltex, the company's 50 percent-owned joint venture, started commercial operations of its newest heavy oil upgrading unit at the Yeosu Refinery in South Korea. Also in the second quarter, Chevron Phillips Chemical Company LLC, the company's 50 percent-owned affiliate, announced plans to expand annual ethylene production by 200 million pounds at its Sweeny complex in Old Ocean, Texas.
The company purchased $1.25 billion of its common stock in second quarter 2013 under its share repurchase program.

Results of Operations
Business Segments The following section presents the results of operations for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
U.S. Upstream Earnings	$1,083	$1,318	$2,215	$2,847

U.S. upstream earnings of $1.1 billion in second quarter 2013 decreased $235 million from the same period last year. The decrease was primarily due to higher operating and depreciation expenses of $100 million and $50 million, respectively, and lower net crude oil production of $50 million. Lower crude oil realizations were mostly offset by higher natural gas realizations.
Earnings for the first six months of 2013 were approximately $2.2 billion, down $632 million from the corresponding period in 2012. Lower crude oil realizations and higher operating expenses reduced earnings by approximately $340 million and $230 million, respectively.
The company’s average realization for U.S. crude oil and natural gas liquids in second quarter 2013 was $92 per barrel, compared with $97 a year earlier. For the six-month periods, average realizations were $93 in 2013 and $100 in 2012. The average natural gas realization in second quarter 2013 was $3.78 per thousand cubic feet, compared with $2.17 in the year-ago period. The average six-month realizations were $3.44 per thousand cubic feet in 2013 and $2.33 in 2012.
Net oil-equivalent production of 659,000 barrels per day in second quarter 2013 was unchanged from second quarter a year earlier. Net oil-equivalent production of 661,000 barrels per day in the six-month period increased 6,000 barrels per day from the corresponding 2012 period. Production increases in the Marcellus Shale in western Pennsylvania, the Delaware Basin in New Mexico and at Perdido in the Gulf of Mexico were offset by normal field declines elsewhere in both comparative periods.
The net liquids component of oil-equivalent production of 455,000 barrels per day for second quarter and first six months of 2013 was down 1 percent from the corresponding 2012 periods. Net natural gas production was 1.23 billion cubic feet per day in second quarter 2013 and 1.24 billion cubic feet per day for the first half of 2013, increases of 3 percent and 5 percent from comparative 2012 periods.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
International Upstream Earnings*	$3,866	$4,302	$8,650	$8,944
____________________
* Includes foreign currency effects	$275	$219	$447	$11
International upstream earnings of $3.9 billion in second quarter 2013 decreased $436 million from the corresponding period in 2012. Lower crude oil volumes and realizations of $240 million and $220 million, respectively, and higher operating expense of $130 million, were partially offset by lower exploration expenses of $160 million. Foreign currency effects increased earnings by $275 million in the 2013 quarter, compared with an earnings benefit of $219 million a year earlier.
Earnings for the first six months of 2013 were $8.7 billion, down $294 million from the same period in 2012. The decrease was mainly due to lower crude oil volumes and prices of $620 million and $460 million, respectively, and higher operating expenses of about $200 million. Partially offsetting these effects were lower exploration expenses of $300 million. Foreign currency effects increased earnings by $447 million in the first six months of 2013, compared with an increase of $11 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2013 was $94 compared with $99 a year earlier. For the six-month periods, average crude oil and natural gas liquids realizations were $98 and $105 for 2013 and 2012, respectively. The average natural gas realization per thousand cubic feet in second quarter 2013 was $5.93 compared with $6.10 in the corresponding 2012 period. Between the six-month periods, the average natural gas realization increased to $6.00 per thousand cubic feet from $5.99 in 2012.
International net oil-equivalent production of 1.92 million barrels per day in second quarter 2013 was down 2 percent from second quarter a year ago. Normal field declines were partially offset by a project start-up in Angola.
International net oil-equivalent production of 1.95 million barrels per day for the six months of 2013 decreased 21,000 barrels per day from the six months of 2012. Production increases from a project ramp-up in Nigeria and a project start-up in Angola were more than offset by normal field declines.

The net liquids component of oil-equivalent production of 1.26 million barrels per day in second quarter 2013 and 1.28 million barrels per day in the six-month period decreased 4 percent and 3 percent for the respective periods. Net natural gas production totaled 3.99 billion cubic feet per day in second quarter 2013 and 4.02 billion cubic feet per day in the first six months, increases of 2 percent and 4 percent from the 2012 periods.

Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
U.S. Downstream Earnings	$138	$802	$273	$1,261
U.S. downstream earned $138 million in the second quarter 2013, compared with earnings of $802 million a year earlier. Earnings for the first six months of 2013 were $273 million compared to $1.3 billion in the corresponding 2012 period. The decrease in both comparative periods was mainly due to lower margins on refined product sales of $330 million and $510 million, respectively. Higher operating expenses, mainly reflecting repair and maintenance activities at the company's refineries, also decreased earnings by $200 million and $380 million, respectively.
Refinery crude-input of 814,000 barrels per day in second quarter 2013 was down 114,000 barrels per day from the corresponding 2012 period. For the first six months of 2013, crude-input was 696,000 barrels per day, down from 926,000 barrels per day in the corresponding 2012 period. The decline in both periods was largely due to an August 2012 incident at the refinery in Richmond, California that shut down the crude unit. Planned turnarounds at the Kapolei, Hawaii and Pascagoula, Mississippi refineries also contributed to the decreases in the second quarter and six-month periods, respectively.
Refined product sales of 1.21 million barrels per day in the quarterly period and 1.16 million barrels per day in the six-month period declined 4 percent and 8 percent, respectively, mainly due to lower gas oil, kerosene and gasoline sales. Branded gasoline sales of 526,000 barrels per day for the second quarter were up 1 percent from a year ago, while sales of 513,000 barrels per day for the first six months were essentially flat with the same period a year ago.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)		(Millions of dollars)
International Downstream Earnings*	$628	$1,079	$1,194	$1,424
___________________
* Includes foreign currency effects	$30	$(22)	$106	$(33)
International downstream operations earned $628 million in second quarter 2013, compared with $1.1 billion a year earlier. Earnings decreased approximately $200 million due to lower gains on asset sales, primarily reflecting the absence of the 2012 sale of GS Caltex's power operations in South Korea. An unfavorable change in the effects on derivative instruments of $110 million and lower margins on refined product sales of $80 million also contributed to the decrease in the 2013 quarter. Foreign currency effects increased earnings by $30 million in the 2013 quarter, compared with a decrease of $22 million a year earlier.
Earnings for the first six months of 2013 were $1.2 billion compared to $1.4 billion in the corresponding 2012 period. Earnings decreased approximately $400 million due to lower gains on asset sales, primarily reflecting the 2012 sales of the company's fuels and finished lubricants businesses in Spain and GS Caltex's power operations. Higher income tax expenses of $50 million also contributed to the decline. The decrease was partially offset by higher margins on refined products sales of $200 million. Foreign currency effects increased earnings by $106 million, compared with a decrease of $33 million a year earlier.
Refinery crude-input of 872,000 barrels per day in second quarter 2013 was essentially flat with second quarter 2012. For the first six months of 2013, crude oil inputs were 845,000 barrels per day, an increase of 20,000 barrels per day over the corresponding 2012 period. The increase was primarily due to consolidation of the 64 percent-owned Star Petroleum Refining Company in Thailand, beginning June 2012.

Total refined product sales of 1.55 million barrels per day in the quarterly period and 1.50 million barrels per day in the six-month period declined 1 percent and 3 percent respectively, mainly reflecting lower fuel oil and gasoline sales.

All Other

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Net Charges*	$(350)	$(291)	$(789)	$(795)
___________________
* Includes foreign currency effects	$(3)	$1	$(5)	$(8)
All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.
Net charges in second quarter 2013 were $350 million, compared with $291 million in the year-ago period. The change between periods was mainly due to the 2013 impairment of a power-related equity affiliate and absence of a 2012 gain on the sale of a mining investment, partially offset by lower corporate tax items. Foreign currency effects increased net charges by $3 million, compared with a decrease of $1 million last year. For the first six months of 2013, net charges were $789 million, compared with $795 million a year earlier. The increased charges from a 2013 impairment and the absence of a 2012 asset sale gain were largely offset by lower corporate tax items. Foreign currency effects increased net charges by $5 million for the first six months of 2013, compared to an $8 million increase in net charges last year.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$55,307	$59,780	$109,603	$118,676
Sales and other operating revenues decreased $4.5 billion and $9.1 billion, in the quarterly and six-month periods, respectively, due to lower refined product sales and lower prices for crude oil.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Income from equity affiliates	$1,784	$2,091	$4,068	$3,800
Income from equity affiliates in the quarterly period decreased mainly due to the sale of power operations by GS Caltex Corporation in South Korea in 2012, the 2013 impairment of a power-related affiliate, and lower margins for CPChem. Income from equity affiliates in the six-month period increased mainly due to favorable foreign currency effects for Petropiar in Venezuela, GS Caltex Corporation, and Caltex Australia Limited, and higher upstream-related earnings from Tengizchevroil in Kazakhstan. Partially offsetting the increase was the 2013 impairment of a power-related affiliate.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Other income	$278	$737	$516	$837
Other income for the quarterly period decreased, mainly due to lower gains on asset sales. Other income for the six-month period decreased due to lower gains on asset sales, partially offset by a favorable swing in foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Purchased crude oil and products	$34,273	$36,772	$67,183	$72,825
Purchases decreased $2.5 billion and $5.6 billion in the quarterly and six-month periods, respectively, primarily due to lower volumes and prices for crude oil.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,417	$6,670	$14,177	$12,793
Operating, selling, general and administrative expenses increased $747 million and $1.4 billion, in the quarterly and six-month periods, respectively, primarily due to higher employee compensation and benefits costs, higher professional services and maintenance expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Exploration expenses	$329	$493	$576	$896
The decrease in exploration expenses in the second quarter 2013 was primarily due to lower charges for well write-offs. The six-month period decreased primarily due to lower charges for well write-offs, partially offset by higher geological and geophysical expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Depreciation, depletion and amortization	$3,412	$3,284	$6,893	$6,489
Depreciation, depletion and amortization in the second quarter 2013 increased mainly due to higher depreciation rates for certain oil and gas producing fields, partially offset by lower production levels. The increase between six-month periods was mainly due to higher depreciation rates for certain oil and gas producing fields, higher upstream impairments and higher accretion expense, partially offset by lower production levels.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Taxes other than on income	$3,349	$3,034	$6,486	$5,886
Taxes other than on income increased primarily due to the consolidation of the 64 percent-owned Star Petroleum Refining Company, beginning June 2012.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
Income tax expense	$3,185	$5,123	$7,229	$10,693
Effective income tax rates for the 2013 and 2012 quarters were 37 percent and 41 percent, respectively. For the year-to-date period, the effective tax rates were 38 percent and 44 percent for 2013 and 2012, respectively. The decrease in the effective tax rate between the quarterly periods was driven by lower earnings in higher tax rate international upstream jurisdictions, in addition to the effects of foreign currency remeasurement impacts and non-recurring tax adjustments between periods. The decrease in the effective tax rate for the six-month comparative periods was primarily due to lower earnings in higher tax rate international upstream jurisdictions and foreign currency remeasurement impacts between periods.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	455	461	455	459
Net natural gas production (MMCFPD)(3)	1,227	1,186	1,241	1,178
Net oil-equivalent production (MBOEPD)	659	659	661	655
Sales of natural gas (MMCFPD)	5,651	5,314	5,872	5,462
Sales of natural gas liquids (MBPD)	13	8	14	13
Revenue from net production
Liquids ($/Bbl)	$92.25	$97.46	$93.36	$99.68
Natural gas ($/MCF)	$3.78	$2.17	$3.44	$2.33
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,258	1,317	1,281	1,327
Net natural gas production (MMCFPD)(3)	3,987	3,894	4,020	3,871
Net oil-equivalent production (MBOEPD)(4)	1,923	1,965	1,952	1,973
Sales of natural gas (MMCFPD)	4,272	4,390	4,384	4,522
Sales of natural gas liquids (MBPD)	26	25	27	24
Revenue from liftings
Liquids ($/Bbl)	$93.71	$99.21	$98.09	$104.65
Natural gas ($/MCF)	$5.93	$6.10	$6.00	$5.99
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,582	2,624	2,613	2,628
U.S. Downstream
Gasoline sales (MBPD)(5)	626	646	602	636
Other refined product sales (MBPD)	587	624	554	618
Total refined product sales (MBPD)	1,213	1,270	1,156	1,254
Sales of natural gas liquids (MBPD)	130	151	125	142
Refinery input (MBPD)	814	928	696	926
International Downstream
Gasoline sales (MBPD)(5)	302	331	292	310
Other refined product sales (MBPD)	763	702	736	698
Share of affiliate sales (MBPD)	483	536	471	538
Total refined product sales (MBPD)	1,548	1,569	1,499	1,546
Sales of natural gas liquids (MBPD)	55	61	61	61
Refinery input (MBPD)(6)	872	870	845	825
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States (7)	83	64	76	69
International	521	526	520	532
(4) Includes: Canada — synthetic oil	37	43	41	41
Venezuela affiliate — synthetic oil	14	17	18	21
(5) Includes branded and unbranded gasoline.
(6) As of June 2012, Star Petroleum Refining Company crude-input volumes are reported on a 100 percent consolidated basis. Prior to June 2012, crude-input volumes reflect a 64 percent equity interest.
(7) 2012 conforms to 2013 presentation.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $22.3 billion at June 30, 2013, up $383 million from year-end 2012. Cash provided by operating activities in the first six months of 2013 was $14.2 billion, compared with $18.3 billion in the year-ago period. The decline in the current period primarily reflected lower earnings. Cash capital expenditures increased $3.8 billion between periods as work progressed on a number of major capital projects and new resources were acquired, including the Kitimat liquefied natural gas project. The balance of cash, cash equivalents, time deposits and marketable securities was relatively unchanged, reflecting a $6 billion bond issuance in June, 2013, and higher short-term borrowings.
Dividends The company paid dividends of $3.7 billion to common shareholders during the first six months of 2013. In July 2013, the company declared a quarterly dividend of $1.00 per common share, payable in September 2013.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $20.0 billion at June 30, 2013, up from $12.2 billion at December 31, 2012. The $7.8 billion increase in total debt and capital lease obligations in the first six months of 2013 included a $6 billion bond issuance in June 2013 timed in part to take advantage of historically low interest rates. The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $12.0 billion and the outstanding balance at June 30, 2013 was $4.6 billion. This balance is expected to decline significantly early in the third quarter as proceeds from the June bond issuance are used to retire commercial paper as it matures. The company’s future debt level is dependent primarily on results of operations, the capital program and cash that may be generated from asset dispositions. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $7.9 billion at June 30, 2013 and $6.0 billion at December 31, 2012. Of these amounts, $6.0 billion was reclassified to long-term at June 30, 2013 and $5.9 billion at December 31, 2012, respectively. At June 30, 2013, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2013, the company had $6.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2013. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During second quarter 2013, the company purchased 10.3 million common shares for $1.25 billion. From the inception of the program through second quarter 2013, the company has purchased 118.8 million shares for $12.5 billion.
Noncontrolling Interests The company had noncontrolling interests of $1.3 billion at June 30, 2013 and December 31, 2012, respectively. Distributions to noncontrolling interests totaled $73 million during the first six months of 2013.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.7 at June 30, 2013 and 1.6 at December 31, 2012. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2013, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 12.3 percent at June 30, 2013, and 8.2 percent at year-end 2012.
Pension Obligations Information related to pension plan contributions is included on page 15 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $18.3 billion in the first six months of 2013, compared with $14.2 billion in the corresponding 2012 period. The amounts included the company’s share of affiliates’ expenditures of $1.1 billion and $827 million in the 2013 and 2012 periods, respectively. Also included were amounts related to the acquisition of additional shale acreage in several locations. Expenditures for upstream projects in the first six months of 2013 were $16.8 billion, representing 92 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of dollars)
United States
Upstream	$2,003	$1,821	$3,846	$3,347
Downstream	431	401	770	679
All Other	160	100	287	152
Total United States	2,594	2,322	4,903	4,178
International
Upstream	6,560	5,199	12,961	9,578
Downstream	292	303	460	485
All Other	6	2	10	2
Total International	6,858	5,504	13,431	10,065
Worldwide	$9,452	$7,826	$18,334	$14,243

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 10 to the Consolidated Financial Statements under the heading “MTBE.”
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

Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Other Contingencies.”

New Accounting Standards

Refer to Note 15, on page 24 in the Notes to Consolidated Financial Statements, for information regarding new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended June 30, 2013, does not differ materially from that discussed under Item 7A of Chevron’s 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2013.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2013, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework and related illustrative documents. As of June 30, 2013, the company is utilizing the original framework published in 1992.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Ecuador Information related to Ecuador matters is included in Note 10 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 16.
Government Proceedings On March 18, 2013, Chevron Pipe Line Company (CPL) discovered a release of petroleum product from a line located near the North Willard Bay State Park in Utah.  On April 11, 2013, the Utah Division of Water Quality issued a Notice of Violation to CPL in connection with this event.  Resolution of the alleged violation may result in the payment of a civil penalty exceeding $100,000.

On June 10, 2013, Chevron received correspondence from the California Air Resources Board regarding an alleged violation of California's Regulation for the Mandatory Reporting of Greenhouse Gas Emissions based on alleged delay in the reporting of emissions data for Chevron's San Joaquin Valley Business Unit. Resolution of the alleged violation may result in the payment of a civil penalty exceeding $100,000.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended June 30, 2013, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Apr. 1 – Apr. 30, 2013	3,845,887	$118.26	3,845,343
May. 1 – May. 31, 2013	4,627,859	124.58	4,627,396
Jun. 1 – Jun. 30, 2013	1,829,384	120.01	1,822,823
Total	10,303,130	$121.41	10,295,562
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of June 30, 2013, 118,774,335 shares had been acquired under this program (some pursuant to a Rule 10b5-1 plan and some pursuant to an accelerated share repurchase plan) for $12.50 billion at an average price of approximately $105 per share.

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

(10)
Long-Term Incentive Plan of Chevron Corporation, filed as Appendix B to Chevron Corporation's Notice of the 2013 Annual Meeting and 2013 Proxy Statement filed April 11, 2013, and incorporated herein by reference.

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
Date: August 7, 2013

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

(10)
Long-Term Incentive Plan of Chevron Corporation, filed as Appendix B to Chevron Corporation's Notice of the 2013 Annual Meeting and 2013 Proxy Statement filed April 11, 2013, and incorporated herein by reference.

(12)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer
(95)*	Mine Safety Disclosure
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
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