Form 10-Q
period 2013-09-30
CHEVRON CORP
filed 2013-11-08
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2013
Common stock, $.75 par value	1,923,173,013

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2013, and 2012	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2013, and 2012	4
	Consolidated Balance Sheet at September 30, 2013, and December 31, 2012	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2013, and 2012	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Mine Safety Disclosures	40
Item 6.	Exhibits	40
Signature		41
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	43
Rule 13a-14(a)/15d-14(a) Certifications		44-45
Section 1350 Certifications		46-47

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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$56,603	$55,660	$166,206	$174,336
Income from equity affiliates	1,635	1,274	5,703	5,074
Other income	265	1,110	781	1,947
Total Revenues and Other Income	58,503	58,044	172,690	181,357
Costs and Other Deductions
Purchased crude oil and products	34,822	33,982	102,005	106,807
Operating expenses	6,066	5,694	18,106	16,297
Selling, general and administrative expenses	1,197	1,352	3,334	3,542
Exploration expenses	559	475	1,135	1,371
Depreciation, depletion and amortization	3,658	3,370	10,551	9,859
Taxes other than on income*	3,366	3,239	9,852	9,125
Total Costs and Other Deductions	49,668	48,112	144,983	147,001
Income Before Income Tax Expense	8,835	9,932	27,707	34,356
Income Tax Expense	3,839	4,624	11,068	15,317
Net Income	4,996	5,308	16,639	19,039
Less: Net income attributable to noncontrolling interests	46	55	146	105
Net Income Attributable to Chevron Corporation	$4,950	$5,253	$16,493	$18,934
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.58	$2.71	$8.58	$9.69
— Diluted	$2.57	$2.69	$8.52	$9.62
Dividends	$1.00	$0.90	$2.90	$2.61
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,914,047	1,945,840	1,921,429	1,954,584
— Diluted	1,929,831	1,960,141	1,936,797	1,968,939

* Includes excise, value-added and similar taxes:	$2,223	$2,163	$6,364	$5,879

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Net Income	$4,996	$5,308	$16,639	$19,039
Currency translation adjustment	14	10	45	12
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	1	8	(6)	7
Derivatives:
Net derivatives (loss) gain on hedge transactions	(109)	23	(107)	26
Reclassification to net income of net realized loss	(1)	(6)	(1)	(4)
Income taxes benefit (expense) on derivatives transactions	39	(5)	38	(7)
Total	(71)	12	(70)	15
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	226	227	685	733
Actuarial gain (loss) arising during period	—	10	—	(33)
Prior service cost:
Amortization to net income of net prior service credits	(6)	(15)	(20)	(45)
Defined benefit plans sponsored by equity affiliates	11	9	2	27
Income taxes on defined benefit plans	(94)	(87)	(264)	(252)
Total	137	144	403	430
Other Comprehensive Gain, Net of Tax	81	174	372	464
Comprehensive Income	5,077	5,482	17,011	19,503
Comprehensive income attributable to noncontrolling interests	(46)	(55)	(146)	(105)
Comprehensive Income Attributable to Chevron Corporation	$5,031	$5,427	$16,865	$19,398
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30 2013	At December 31 2012
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$17,014	$20,939
Time deposits	1,308	708
Marketable securities	258	266
Accounts and notes receivable, net	21,641	20,997
Inventories
Crude oil and petroleum products	4,468	3,923
Chemicals	503	475
Materials, supplies and other	1,922	1,746
Total inventories	6,893	6,144
Prepaid expenses and other current assets	6,389	6,666
Total Current Assets	53,503	55,720
Long-term receivables, net	3,118	3,053
Investments and advances	25,010	23,718
Properties, plant and equipment, at cost	287,550	263,481
Less: Accumulated depreciation, depletion and amortization	130,618	122,133
Properties, plant and equipment, net	156,932	141,348
Deferred charges and other assets	4,635	4,503
Goodwill	4,640	4,640
Total Assets	$247,838	$232,982
LIABILITIES AND EQUITY
Short-term debt	$527	$127
Accounts payable	23,149	22,776
Accrued liabilities	5,280	5,738
Federal and other taxes on income	3,219	4,341
Other taxes payable	1,295	1,230
Total Current Liabilities	33,470	34,212
Long-term debt	17,960	11,966
Capital lease obligations	94	99
Deferred credits and other noncurrent obligations	21,796	21,502
Noncurrent deferred income taxes	19,374	17,672
Reserves for employee benefit plans	9,071	9,699
Total Liabilities	101,765	95,150
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at September 30, 2013, and December 31, 2012)	1,832	1,832
Capital in excess of par value	15,631	15,497
Retained earnings	170,651	159,730
Accumulated other comprehensive loss	(5,997)	(6,369)
Deferred compensation and benefit plan trust	(240)	(282)
Treasury stock, at cost (519,503,567 and 495,978,691 shares at September 30, 2013, and December 31, 2012, respectively)	(37,098)	(33,884)
Total Chevron Corporation Stockholders’ Equity	144,779	136,524
Noncontrolling interests	1,294	1,308
Total Equity	146,073	137,832
Total Liabilities and Equity	$247,838	$232,982
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2013	2012
	(Millions of dollars)
Operating Activities
Net Income	$16,639	$19,039
Adjustments
Depreciation, depletion and amortization	10,551	9,859
Dry hole expense	346	518
Distributions less than income from equity affiliates	(990)	(1,151)
Net before-tax gains on asset retirements and sales	(494)	(1,591)
Net foreign currency effects	45	187
Deferred income tax provision	969	1,449
Net increase in operating working capital	(2,088)	(2,948)
Increase in long-term receivables	(164)	(147)
Net decrease in other deferred charges	11	730
Cash contributions to employee pension plans	(961)	(1,035)
Other	686	1,122
Net Cash Provided by Operating Activities	24,550	26,032
Investing Activities
Capital expenditures	(26,372)	(20,452)
Proceeds and deposits related to asset sales	857	1,670
Net (purchases) sales of time deposits	(600)	3,950
Net sales (purchases) of marketable securities	3	(4)
Repayment of loans by equity affiliates	162	171
Net sales (purchases) of other short-term investments	172	(56)
Net Cash Used for Investing Activities	(25,778)	(14,721)
Financing Activities
Net borrowings of short-term obligations	534	2,406
Proceeds from issuance of long-term debt	6,000	—
Repayments of long-term debt and other financing obligations	(122)	(212)
Cash dividends — common stock	(5,571)	(5,099)
Distributions to noncontrolling interests	(93)	(23)
Net purchases of treasury shares	(3,306)	(2,962)
Net Cash Used for Financing Activities	(2,558)	(5,890)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(139)	28
Net Change in Cash and Cash Equivalents	(3,925)	5,449
Cash and Cash Equivalents at January 1	20,939	15,864
Cash and Cash Equivalents at September 30	$17,014	$21,313

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2013, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2012 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ending September 30, 2013, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Nine Months Ended September 30, 2013
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(65)	$1	$125	$(6,430)	$(6,369)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	45	(6)	(69)	(19)	(49)
Reclassifications (2)	—	—	(1)	422	421
Net Other Comprehensive Income (Loss)	45	(6)	(70)	403	372
Balance at September 30	$(20)	$(5)	$55	$(6,027)	$(5,997)
_________________________________
(1) All amounts are net of tax.
(2) Refer to Note 9, Employee Benefits for reclassified components totaling $665 million that are included in employee benefit costs for the nine months ending September 30, 2013. Related income taxes for the same period, totaling $243 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

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
Activity for the equity attributable to noncontrolling interests for the first nine months of 2013 and 2012 is as follows:

	2013			2012
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$136,524	$1,308	$137,832	$121,382	$799	$122,181
Net income	16,493	146	16,639	18,934	105	19,039
Dividends	(5,573)	—	(5,573)	(5,102)	—	(5,102)
Distributions to noncontrolling interests	—	(93)	(93)	—	(23)	(23)
Treasury shares, net	(3,214)	—	(3,214)	(3,017)	—	(3,017)
Other changes, net*	549	(67)	482	744	400	1,144
Balance at September 30	$144,779	$1,294	$146,073	$132,941	$1,281	$134,222
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended September 30
	2013	2012
	(Millions of dollars)
(Increase) decrease in accounts and notes receivable	$(904)	$757
Increase in inventories	(749)	(2,068)
Decrease (increase) in prepaid expenses and other current assets	298	(841)
Increase in accounts payable and accrued liabilities	98	25
Decrease in income and other taxes payable	(831)	(821)
Net increase in operating working capital	$(2,088)	$(2,948)
The “Net increase in operating working capital” includes reductions of $73 million and $87 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2013, and 2012, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended September 30
	2013	2012
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$—	$32
Income taxes	10,209	14,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 22 in Note 12 under the heading "Restricted Cash."
The “Net (purchases) sales of time deposits” consisted of the following gross amounts:

	Nine Months Ended September 30
	2013	2012
	(Millions of dollars)
Time deposits purchased	$(2,316)	$(17)
Time deposits matured	1,716	3,967
Net (purchases) sales of time deposits	$(600)	$3,950
The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2013	2012
	(Millions of dollars)
Marketable securities purchased	$(7)	$(35)
Marketable securities sold	10	31
Net sales (purchases) of marketable securities	$3	$(4)
The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $3.8 billion for the first nine months periods in both 2013 and 2012. During the first nine months of 2013 and 2012, the company purchased 31.3 million and 35.1 million common shares under its ongoing share repurchase program, respectively, for $3.7 billion in each corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2013	2012
	(Millions of dollars)
Additions to properties, plant and equipment	$25,557	$19,310
Additions to investments	626	782
Current year dry hole expenditures	268	440
Payments for other liabilities and assets, net	(79)	(80)
Capital expenditures	26,372	20,452
Expensed exploration expenditures	790	853
Assets acquired through capital lease obligations	3	—
Capital and exploratory expenditures, excluding equity affiliates	27,165	21,305
Company’s share of expenditures by equity affiliates	1,754	1,368
Capital and exploratory expenditures, including equity affiliates	$28,919	$22,673

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2013, and 2012, are presented in the following table:

Segment Earnings	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Upstream
United States	$1,026	$1,122	$3,241	$3,969
International	4,066	4,017	12,716	12,961
Total Upstream	5,092	5,139	15,957	16,930
Downstream
United States	249	456	522	1,717
International	131	233	1,325	1,657
Total Downstream	380	689	1,847	3,374
Total Segment Earnings	5,472	5,828	17,804	20,304
All Other
Interest Income	17	22	56	61
Other	(539)	(597)	(1,367)	(1,431)
Net Income Attributable to Chevron Corporation	$4,950	$5,253	$16,493	$18,934

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power generation businesses; energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2013, and December 31, 2012, are as follows:

Segment Assets	At September 30 2013	At December 31 2012
	(Millions of dollars)
Upstream
United States	$44,116	$41,891
International	130,407	115,806
Goodwill	4,640	4,640
Total Upstream	179,163	162,337
Downstream
United States	23,653	23,023
International	21,515	20,024
Total Downstream	45,168	43,047
Total Segment Assets	224,331	205,384
All Other
United States	5,805	7,727
International	17,702	19,871
Total All Other	23,507	27,598
Total Assets — United States	73,574	72,641
Total Assets — International	169,624	155,701
Goodwill	4,640	4,640
Total Assets	$247,838	$232,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2013, and 2012, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power generation businesses, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.

Sales and Other Operating Revenues	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Upstream
United States	$6,396	$5,579	$19,076	$17,512
International	12,999	12,801	37,656	40,501
Subtotal	19,395	18,380	56,732	58,013
Intersegment Elimination — United States	(4,405)	(3,985)	(12,816)	(13,026)
Intersegment Elimination — International	(8,715)	(8,386)	(24,520)	(25,634)
Total Upstream	6,275	6,009	19,396	19,353
Downstream
United States	22,425	21,558	64,410	66,899
International	28,015	28,042	82,415	87,890
Subtotal	50,440	49,600	146,825	154,789
Intersegment Elimination — United States	(10)	(12)	(32)	(37)
Intersegment Elimination — International	(197)	(28)	(239)	(61)
Total Downstream	50,233	49,560	146,554	154,691
All Other
United States	494	424	1,321	1,186
International	9	11	24	36
Subtotal	503	435	1,345	1,222
Intersegment Elimination — United States	(400)	(333)	(1,067)	(896)
Intersegment Elimination — International	(8)	(11)	(22)	(34)
Total All Other	95	91	256	292
Sales and Other Operating Revenues
United States	29,315	27,561	84,807	85,597
International	41,023	40,854	120,095	128,427
Subtotal	70,338	68,415	204,902	214,024
Intersegment Elimination — United States	(4,815)	(4,330)	(13,915)	(13,959)
Intersegment Elimination — International	(8,920)	(8,425)	(24,781)	(25,729)
Total Sales and Other Operating Revenues	$56,603	$55,660	$166,206	$174,336

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$131,650	$139,107
Costs and other deductions	128,195	132,534
Net income attributable to CUSA	2,898	4,734

	At September 30 2013	At December 31 2012
	(Millions of dollars)
Current assets	$19,277	$18,983
Other assets	55,351	52,082
Current liabilities	18,304	18,161
Other liabilities	27,615	26,472
Total CUSA net equity	$28,709	$26,432
Memo: Total debt	$14,485	$14,482

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$110	$119	$361	$513
Costs and other deductions	166	179	502	631
Net loss attributable to CTC	(57)	(58)	(141)	(114)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized balance sheet information for CTC and its consolidated subsidiaries is as follows:

	At September 30 2013	At December 31 2012
	(Millions of dollars)
Current assets	$183	$199
Other assets	407	313
Current liabilities	367	154
Other liabilities	409	415
Total CTC net deficit	$(186)	$(57)
There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2013.

Note 8. Income Taxes
Taxes on income for the third quarter and first nine months of 2013 were $3.8 billion and $11.1 billion, respectively, compared with $4.6 billion and $15.3 billion for the corresponding periods in 2012. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the third quarters of 2013 and 2012 were 44 percent and 47 percent, respectively. For the comparative nine-month periods, the effective tax rates were 40 percent and 45 percent, respectively.
The decrease in the effective tax rate between the quarterly periods primarily resulted from a lower effective tax rate in international upstream operations. The lower international upstream effective tax rate was driven by a lower proportion of earnings in higher tax rate jurisdictions, a greater proportion of equity income in 2013 than in 2012 (equity income is included as part of before-tax income, but is generally recorded net of income taxes), and the effects of non-recurring tax items between periods. These were partially offset by the impact from asset sales on the effective tax rate in the comparative 2012 period. The decrease in the effective tax rate for the nine-month comparative period was primarily due to lower earnings in higher tax rate international upstream operations, a greater proportion of equity income in 2013 than in 2012, and foreign currency remeasurement impacts.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2013. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2008, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2009 and Kazakhstan — 2007.
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
The company completed its assessment of the potential impact of the August 2012 decision by the U.S. Court of Appeals for the Third Circuit that disallowed the Historic Rehabilitation Tax Credits claimed by an unrelated taxpayer. The findings of this assessment did not result in a material impact on the company’s financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company also sponsors other postretirement employee benefit (OPEB) plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. Medical coverage for Medicare-eligible retirees in the company’s main U.S. medical plan is secondary to Medicare (including Part D) and the increase to the company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Pension Benefits
United States
Service cost	$124	$113	$371	$339
Interest cost	117	109	353	327
Expected return on plan assets	(175)	(158)	(525)	(475)
Amortization of prior service costs (credits)	—	(2)	1	(6)
Amortization of actuarial losses	121	117	364	352
Settlement losses	57	65	171	204
Total United States	244	244	735	741
International
Service cost	48	45	145	135
Interest cost	77	79	236	241
Expected return on plan assets	(68)	(67)	(204)	(201)
Amortization of prior service costs	6	5	16	14
Amortization of actuarial losses	35	32	110	102
Total International	98	94	303	291
Net Periodic Pension Benefit Costs	$342	$338	$1,038	$1,032
Other Benefits*
Service cost	$13	$16	$49	$46
Interest cost	32	37	112	114
Amortization of prior service credits	(12)	(18)	(37)	(54)
Amortization of actuarial losses	13	13	40	42
Settlement gains	—	—	—	(26)
Net Periodic Other Benefit Costs	$46	$48	$164	$122
_________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
At the end of 2012, the company estimated it would contribute $1.0 billion to employee pension plans during 2013 (composed of $650 million for the U.S. plans and $350 million for the international plans). Through September 30, 2013, a total of $961 million was contributed (including $809 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.2 billion ($850 million for the U.S. plans and $350 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2013, the company contributed $151 million to its OPEB plans. The company anticipates contributing approximately $77 million during the remainder of 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Litigation
MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to ten pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable. The company no longer uses MTBE in the manufacture of gasoline in the United States.
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
Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice stayed this action, subject to the plaintiffs presenting new evidence that Chevron Corporation has a presence in Ontario, and the Lago Agrio plaintiffs have appealed that decision. Oral arguments for the appeal were heard on October 31, 2013, and November 1, 2013. On June 27, 2012, the Lago

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Nortberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14th, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, and on June 4, 2013 the Supreme Court of Argentina revoked the Freeze Order in its entirety. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On February 9, 2011, the Tribunal issued an Order for Interim Measures requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and without Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On January 25, 2012, the Tribunal converted the Order for Interim Measures into an Interim Award. Chevron filed a renewed application for further interim measures on January 4, 2012, and the Republic of Ecuador opposed Chevron’s application and requested that the existing Order for Interim Measures be vacated on January 9, 2012. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron’s arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Tribunal has divided the merits phase of the proceeding into three phases. On September 17, 2013, the Tribunal issued its First Partial Award from Phase One, finding that the settlement agreements between the Republic of Ecuador and Texpet applied to Texpet and Chevron, released Texpet and Chevron from claims based on "collective" or "diffuse" rights arising from Texpet's operations in the former concession area and precluded third parties from asserting collective/diffuse rights environmental claims relating to Texpet's operations in the former concession area, but did not preclude individual claims for personal harm. Chevron expects that the application of this ruling will be considered by the Tribunal in Phase Two, including a determination whether the claims of the Lago Agrio plaintiffs are individual or collective/diffuse. The Tribunal has set Phase Two to begin on January 20, 2014 to hear Chevron's denial of justice claims. The Tribunal has not set a date for Phase Three, which will be the damages phase of the arbitration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight, and on October 18, 2012, the Federal District Court set a trial date of October 15, 2013. On March 22, 2013, Chevron settled its claims against Stratus Consulting, and on April 12, 2013 sworn declarations by representatives of Stratus Consulting were filed with the Court admitting their role and that of the plaintiffs' attorneys in drafting the environmental report of the mining engineer appointed by the provincial court in Lago Agrio. On September 26, 2013, the Second Circuit denied the defendants' Petition for Writ of Mandamus to recuse the judge hearing the case and to collaterally estop Chevron from seeking a declaration that the Lago Agrio judgement was obtained through fraud and other unlawful conduct. The trial commenced on October 15, 2013.
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
Chevron completed its assessment of the potential impact of the decision by the U.S. Court of Appeals for the Third Circuit that disallowed the Historic Rehabilitation Tax Credits claimed by an unrelated taxpayer. The findings of this assessment did not result in a material impact on the company’s financial position, results of operations or cash flows.
Guarantees The company and its subsidiaries have certain contingent liabilities with respect to guarantees, direct or indirect, of debt of affiliated companies or third parties. Under the terms of the guarantee arrangements, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company would generally be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements may have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral.
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
Off-Balance-Sheet Obligations The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2013				At December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$258	$258	$—	$—	$266	$266	$—	$—
Derivatives	80	31	49	—	86	21	65	—
Total Assets at Fair Value	$338	$289	$49	$—	$352	$287	$65	$—
Derivatives	118	109	9	—	149	148	1	—
Total Liabilities at Fair Value	$118	$109	$9	$—	$149	$148	$1	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2013.
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
Assets carried at fair value at September 30, 2013, and December 31, 2012, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $17.0 billion and $20.9 billion at September 30, 2013, and December 31, 2012, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $1.3 billion and $0.7 billion at September 30, 2013, and December 31, 2012, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2013.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.5 billion at September 30, 2013, and December 31, 2012, respectively. At September 30, 2013, restricted cash is classified as Level 1 and is reported in “Deferred charges and other assets” on the face of the Consolidated Balance Sheet, and includes restricted funds related to certain Upstream abandonment activities, tax payments, funds held in escrow for an asset acquisition and acquisitions pending tax deferred exchanges.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $12.0 billion and $6.1 billion at September 30, 2013, and December 31, 2012, respectively. The fair value of long-term debt at September 30, 2013, and December 31, 2012 is $12.3 billion and $6.8 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $11.6 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities, including short-term debt reclassified to long-term, approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2013 and 2012 were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2013 is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2013
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
					Three Months Ended	Nine Months Ended
Properties, plant and equipment, net (held and used)	$54	$—	$—	$54	$109	$124
Properties, plant and equipment, net (held for sale)	59	—	59		99	104
Investments and advances	20	—	20	—	124	227
Total Assets at Fair Value	$133	$—	$79	$54	$332	$455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2013.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2013.

Note 13. Derivative Instruments and Hedging Activities
The company’s derivative instruments principally include crude oil, natural gas and refined product futures, swaps, options, and forward contracts. None of the company’s derivative instruments are designated as hedging instruments, although certain of the company’s affiliates make such a designation. The company’s derivatives are not material to the company’s financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.
Derivative instruments measured at fair value at September 30, 2013, and December 31, 2012, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At September 30 2013	At December 31 2012
Commodity	Accounts and notes receivable, net	$71	$57
Commodity	Long-term receivables, net	9	29
Total Assets at Fair Value		$80	$86
Commodity	Accounts payable	$85	$112
Commodity	Deferred credits and other noncurrent obligations	33	37
Total Liabilities at Fair Value		$118	$149

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of Contract	Statement of Income Classification	2013	2012	2013	2012
Commodity	Sales and other operating revenues	$(85)	$(207)	$(48)	$(92)
Commodity	Purchased crude oil and products	(37)	1	(69)	(10)
Commodity	Other income	2	3	(5)	7
		$(120)	$(203)	$(122)	$(95)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2013
Derivative Assets	$1,210	$1,130	$80	$42	$38
Derivative Liabilities	$1,248	$1,130	$118	$7	$111

At December 31, 2012
Derivative Assets	$749	$663	$86	$64	$22
Derivative Liabilities	$812	$663	$149	$5	$144

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

Note 14. Accounting for Suspended Exploratory Wells
Accounting standards for the costs of exploratory wells (ASC 932) provide that exploratory well costs continue to be capitalized after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an entity obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. (Note that an entity is not required to complete the exploratory well as a producing well.) The company’s capitalized cost of suspended wells at September 30, 2013, was $3.2 billion, a net increase of $558 million from year-end 2012, primarily due to drilling activities in the United States, Australia and Canada.

Note 15. New Accounting Standards
Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) In July 2013, the FASB issued ASU 2013-11, which becomes effective for the company January 1, 2014. The standard provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. Adoption of the standard is not expected to have a significant effect on the company's results of operations, financial position or liquidity.

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
Third Quarter 2013 Compared with Third Quarter 2012
And Nine Months 2013 Compared with Nine Months 2012

Key Financial Results
Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Upstream
United States	$1,026	$1,122	$3,241	$3,969
International	4,066	4,017	12,716	12,961
Total Upstream	5,092	5,139	15,957	16,930
Downstream
United States	249	456	522	1,717
International	131	233	1,325	1,657
Total Downstream	380	689	1,847	3,374
Total Segment Earnings	5,472	5,828	17,804	20,304
All Other	(522)	(575)	(1,311)	(1,370)
Net Income Attributable to Chevron Corporation (1) (2)	$4,950	$5,253	$16,493	$18,934
____________________
(1) Includes foreign currency effects	$(276)	$(293)	$272	$(323)
(2) Income net of tax, also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2013 was $5.0 billion ($2.57 per share — diluted), compared with $5.3 billion ($2.69 per share — diluted) in the corresponding 2012 period. Net income attributable to Chevron Corporation for the first nine months of 2013 was $16.5 billion ($8.52 per share — diluted), versus $18.9 billion ($9.62 per share — diluted) in the first nine months of 2012.
Upstream earnings were $5.1 billion in third quarter 2013 and the comparative 2012 period. Higher crude oil realizations and volumes were offset by the absence of a 2012 gain on a Wheatstone equity sale and higher operating expenses. Earnings for the first nine months of 2013 were $16.0 billion compared with $16.9 billion a year earlier. The decrease between comparative periods was mainly due to lower crude oil realizations, the absence of the 2012 gain on the Wheatstone equity sale, and higher operating and depreciation expenses, partially offset by foreign currency effects, higher gas realizations and lower taxes.
Downstream earnings were $380 million in third quarter 2013, compared with $689 million in the year-earlier period. The decline was mainly due to lower margins on refined products. Earnings for the first nine months of 2013 were $1.8 billion, compared with $3.4 billion in the corresponding 2012 period. The decrease was mainly due to lower margins on refined product sales, higher operating expenses at the company's refineries and lower gains on asset sales.
Refer to pages 29 through 32 for additional discussion of results by business segment and “All Other” activities for third quarter and first nine months of 2013 versus the same period in 2012.

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

Earnings of the company depend mostly on the profitability of its upstream and downstream business segments. The biggest factor affecting the results of operations for the company is the price of crude oil. In the downstream business, crude oil is the largest cost component of refined products. Seasonality is not a primary driver of changes in the company’s quarterly earnings during the year.
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
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries (OPEC), weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses. The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax laws and regulations.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $112 per barrel for the full-year 2012. During 2013, Brent averaged $110 per barrel in the third quarter, $108 per barrel for the nine-month period, and ended October at about $107. During third quarter 2013, Brent prices strengthened as seasonal demand combined with geopolitical unrest and supply disruptions to tighten markets. The majority of the company’s equity crude production is priced based on the Brent benchmark. The WTI price averaged $94 per barrel for the full-year 2012. During 2013, WTI averaged $106 per barrel in the third quarter, $98 for the nine-month period, and ended October at about $96. WTI traded at a discount to Brent throughout 2012 due to high inventories and excess crude supply in the U.S. midcontinent market. After narrowing during the first six months of 2013, the WTI discount slowly widened during the third quarter as Brent prices were generally more impacted by international events.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). The differential strengthened in the second quarter 2013 as global refinery maintenance activities eased, and continued to strengthen through the third quarter as supply disruptions in key producing countries tightened light, sweet crude markets.
Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 35 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $3.67 per thousand cubic feet (MCF) in the first nine months of 2013, compared with $2.51 during the first nine months of 2012. At the end of October 2013, the Henry Hub spot price was $3.56 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $5.96 per MCF during the first nine months of 2013, compared with $6.00 in the same period last year. (See page 35 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2013 averaged 2.60 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first nine months of 2013 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the third quarter or nine-month periods of 2013 or 2012. At their May 2013 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.

Production in any given year is subject to many factors and uncertainties, including quotas that may be imposed by OPEC, price effects on entitlement volumes, changes in fiscal terms or restrictions on the scope of company operations, delays in project startups or ramp-ups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
The company estimates that net oil-equivalent production for the full-year 2013 will average about 98 to 99 percent of the previously-announced target of 2.650 million barrels per day. The production shortfall is primarily due to the slower-than-anticipated ramp-up of Angola LNG, higher-than-planned turnaround activity at several locations, and lightning-related damage to a gas plant in Thailand.
On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. No evidence of any coastal or wildlife impacts related to this seep has emerged. On March 14, 2012, the company identified a small, second seep in a different part of the field. As a precautionary measure, the company and its partners decided to temporarily suspend field production and received approval from Brazil’s National Petroleum Agency (ANP) to do so. Chevron and its partners are cooperating with the Brazilian authorities. On July 19, 2012, ANP issued its final investigative report on the November 2011 incident. On April 8, 2013, ANP approved a plan for partial restoration of production in the Frade Field, and production under that approved plan commenced on April 30, 2013. A Brazilian federal district prosecutor filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. On July 31, 2012, a court presiding over the civil litigation entered a preliminary injunction barring Chevron from conducting oil production and transportation activities in Brazil pending completion of the legal proceedings commenced by the federal district prosecutor and the ongoing proceedings of ANP and the Brazilian environment and natural resources regulatory agency. On September 28, 2012, the injunction was modified to clarify that Chevron may continue its containment and mitigation activities under supervision of ANP, and on appeal, the injunction was revoked in its entirety on November 27, 2012. On October 1, 2013, the Court dismissed the two civil lawsuits and approved a settlement under which Chevron and its consortium partners agreed to spend approximately $43 million on social and environmental programs. The federal district prosecutor also filed criminal charges against eleven Chevron employees. On February 19, 2013, the court dismissed the criminal matter, and on appeal, the appellate court reinstated two of the ten allegations, specifically those charges alleging environmental damage and failure to provide timely notification to the authorities. The company’s ultimate exposure related to the incident is not currently determinable, but could be significant to net income in any one period.
On October 10, 2013, the company finalized a financing agreement dated May 27, 2013 with Petroboscan, a joint stock company owned 39.2 percent by Chevron, which operates the Boscan Field in Venezuela. The financing, not to exceed $2 billion, will occur in stages over a limited drawdown period set to expire on December 31, 2018. The loan will support a specific work program to maintain and increase production to an agreed-upon level. The terms are designed to support cash needs for ongoing operations and new development, as well as distributions.
Refer to the “Results of Operations” section on pages 29 through 32 for additional discussion of the company’s upstream business.
Downstream Earnings for the downstream segment are closely tied to margins on the refining, manufacturing and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil, fuel and lubricant additives, and petrochemicals. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and petrochemicals, and by changes in the price of crude oil, other refinery and petrochemical feedstocks, and natural gas. Industry margins can also be influenced by inventory levels, geopolitical events, costs of materials and services, refinery or chemical plant capacity utilization, maintenance programs, and disruptions at refineries or chemical plants resulting from unplanned outages due to severe weather, fires or other operational events.
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
Refer to the “Results of Operations” section on pages 29 through 32 for additional discussion of the company’s downstream operations.
All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•
Australia — Signed binding long-term Sales and Purchase Agreements with Tohoku Electric Power Company, Inc. for Wheatstone LNG. Binding long-term agreements now cover 85 percent of Chevron’s equity LNG offtake from Wheatstone.

•	Australia — Acquired exploration interests in two blocks located in the deepwater Bight Basin offshore South Australia.

•	Canada — Successfully concluded the initial twelve-well exploration drilling program in the liquids-rich portion of the Duvernay Shale.
In the downstream business, Chevron Phillips Chemical Company LLC, the company's 50 percent-owned affiliate, announced a final investment decision on its U.S. Gulf Coast Petrochemicals Project. This project will include an ethane cracker with an annual design capacity of 1.5 million metric tons per year and two polyethylene facilities, each with an annual design capacity of 500,000 metric tons per year.
The company purchased $1.25 billion of its common stock in third quarter 2013 under its share repurchase program.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
U.S. Upstream Earnings	$1,026	$1,122	$3,241	$3,969
U.S. upstream earnings of $1.0 billion in third quarter 2013 decreased $96 million from the same period last year. Higher crude oil and natural gas realizations of approximately $170 million and $40 million, respectively, and higher crude oil production of about $40 million were more than offset by higher depreciation, exploration and operating expenses of about $170 million, $110 million and $60 million, respectively.

Earnings for the first nine months of 2013 were approximately $3.2 billion, down $728 million from the corresponding period in 2012. Earnings decreased due to higher operating, depreciation and exploration expenses of $280 million, $280 million, and $140 million, respectively. Higher natural gas realizations of approximately $190 million were mostly offset by lower crude oil realizations of $160 million.
The company’s average realization for U.S. crude oil and natural gas liquids in third quarter 2013 was $97 per barrel, compared with $91 a year earlier. For the nine-month periods, average realizations were $95 in 2013 and $97 in 2012. The average natural gas realization in third quarter 2013 was $3.23 per thousand cubic feet, compared with $2.63 in the year-ago period. The average nine-month realizations were $3.37 per thousand cubic feet in 2013 and $2.43 in 2012.
Net oil-equivalent production of 655,000 barrels per day in third quarter 2013 was up 18,000 barrels per day, or 3 percent, from the third quarter a year earlier. Net oil-equivalent production of 659,000 barrels per day in the nine-month period increased 10,000 barrels per day from the corresponding 2012 period. Production increases in the Delaware Basin in New Mexico and the Marcellus Shale in western Pennsylvania, along with the absence of weather-related downtime in the Gulf of Mexico were partially offset by normal field declines elsewhere in both comparative periods.
The net liquids component of oil-equivalent production of 448,000 barrels per day for third quarter 2013 was up 2 percent from the corresponding 2012 period. Net liquids production of 452,000 barrels per day in the nine-month period remained unchanged from the 2012 period. Net natural gas production was 1.24 billion cubic feet per day in third quarter 2013 and for the first nine months of 2013, an increase of 5 percent from the comparative 2012 periods.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
International Upstream Earnings*	$4,066	$4,017	$12,716	$12,961
____________________
* Includes foreign currency effects	$(188)	$(252)	$259	$(241)
International upstream earnings of $4.1 billion in third quarter 2013 increased $49 million from the corresponding period in 2012. The increase between quarters was primarily due to higher volumes and realizations for crude oil of $360 million and $330 million, respectively, largely offset by the absence of a 2012 gain of approximately $600 million from the sale of an equity interest in the Wheatstone Project, and higher operating expenses of about $110 million in the current period. Foreign currency effects decreased earnings by $188 million in the 2013 quarter, compared with a decrease of $252 million a year earlier.
Earnings for the first nine months of 2013 were $12.7 billion, down $245 million from the same period in 2012. The decrease was mainly due to lower crude oil prices of $450 million, absence of the Wheatstone equity sale of $600 million and higher operating expense of $330 million. Partially offsetting these effects were lower exploration expenses of $370 million and lower tax items of $330 million. Foreign currency effects increased earnings by $259 million in the first nine months of 2013, compared with a decrease of $241 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2013 was $104 compared with $98 a year earlier. For the nine-month periods, average crude oil and natural gas liquids realizations per barrel were $100 and $103 for 2013 and 2012, respectively. The average natural gas realization per thousand cubic feet in third quarter 2013 was $5.88 compared with $6.03 in the corresponding 2012 period. Between the nine-month periods, the average natural gas realization was $5.96 per thousand cubic feet, compared to $6.00 in 2012.
International net oil-equivalent production of 1.93 million barrels per day in third quarter 2013 was up 51,000 barrels per day, or 3 percent, from third quarter a year ago. Production increased primarily due to lower maintenance-related downtime at Tengizchevroil and project ramp-ups in Nigeria and Angola, partially offset by normal field declines. International net oil-equivalent production of 1.95 million barrels per day for the nine months of 2013 was essentially flat with the prior year period.

The net liquids component of oil-equivalent production of 1.28 million barrels per day in the third quarter 2013 and the first nine months of 2013 increased 2 percent from third quarter 2012 and decreased 2 percent from the first nine months of 2012. Net natural gas production totaled 3.91 billion cubic feet per day in third quarter 2013 and 3.98 billion cubic feet per day in the first nine months, increases of 3 percent and 4 percent from the 2012 periods.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
U.S. Downstream Earnings	$249	$456	$522	$1,717
U.S. downstream earned $249 million in the third quarter 2013 compared with earnings of $456 million a year earlier. Earnings for the first nine months of 2013 were $522 million compared to $1.7 billion in the corresponding 2012 period. The decrease in both comparative periods was mainly due to lower margins on refined product sales of $160 million and $750 million, respectively. Higher operating expenses, mainly reflecting repair and maintenance activities at the company's refineries, also decreased earnings by $160 million and $540 million, respectively. For both periods, the decrease was partially offset by higher earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $90 million and $130 million, respectively.
Refinery crude-input of 831,000 barrels per day in third quarter 2013 was up 52,000 barrels per day from the corresponding 2012 period. The increase was primarily due to the absence of effects of an August 2012 incident at the refinery in Richmond, California that shut down the crude unit, partially offset by planned maintenance activities at the refinery in El Segundo, California in the current period.
For the first nine months of 2013, crude-input was 742,000 barrels per day, down from 877,000 barrels per day in the corresponding 2012 period. The decline was largely due to the August 2012 incident at the refinery in Richmond that shut down the crude unit until April 2013. Planned maintenance activities at the El Segundo refinery and a planned turnaround at the Pascagoula, Mississippi refinery also contributed to the decrease.
Refined product sales of 1.19 million barrels per day in the third quarter were up 12,000 barrels per day from a year ago, mainly reflecting higher gasoline sales. Sales of 1.17 million barrels per day in the nine-month period declined 62,000 barrels per day, mainly due to lower gas oil, kerosene and gasoline sales. Branded gasoline sales in the third quarter were up 2 percent to 529,000 barrels per day from a year earlier. For the first nine months, branded gasoline sales were essentially flat with the same period a year ago.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)		(Millions of dollars)
International Downstream Earnings*	$131	$233	$1,325	$1,657
___________________
* Includes foreign currency effects	$(86)	$(43)	$20	$(76)
International downstream operations earned $131 million in third quarter 2013 compared with $233 million a year earlier. Current quarter earnings decreased due to lower margins on refined product sales of $120 million, partially offset by a favorable change in effects on derivative instruments of $60 million. Foreign currency effects decreased earnings by $86 million in the 2013 quarter, compared with a decrease of $43 million a year earlier.
Earnings for the first nine months of 2013 were $1.3 billion compared to $1.7 billion in the corresponding 2012 period. Earnings decreased approximately $400 million due to lower gains on asset sales, primarily reflecting the absence of the 2012 sales of the company's finished lubricants businesses in Spain and GS Caltex's power operations in South Korea. Higher income tax expenses of $100 million also contributed to the decline. The decrease was partially offset by higher margins on refined products sales of $170 million. Foreign currency effects increased earnings by $20 million, compared with a decrease of $76 million a year earlier.

Refinery crude-input of 885,000 barrels per day in third quarter 2013 decreased 24,000 barrels per day from the year-ago period. For the first nine months of 2013, crude oil inputs of 858,000 barrels per day were essentially flat with the corresponding 2012 period.
Total refined product sales of 1.56 million barrels per day in the quarterly period were essentially flat with the year-ago period. Sales of 1.52 million barrels per day in the nine-month period declined 2 percent, mainly reflecting lower fuel oil and gasoline sales.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Net Charges*	$(522)	$(575)	$(1,311)	$(1,370)
___________________
* Includes foreign currency effects	$(2)	$2	$(7)	$(6)
All Other consists of mining operations, power generation businesses, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, energy services, alternative fuels, and technology companies.
Net charges in third quarter 2013 were $522 million, compared with $575 million in the year-ago period. The change between periods was mainly due to lower employee compensation and benefits expenses and other corporate charges, partially offset by an impairment of a power-related equity affiliate. Foreign currency effects increased net charges by $2 million, compared with a decrease of $2 million last year. For the first nine months of 2013, net charges were $1.31 billion, compared with $1.37 billion a year earlier. The decrease between nine-month periods was mainly due to lower corporate tax items and other corporate charges, partially offset by 2013 impairments of power-related equity affiliates. Foreign currency effects increased net charges by $7 million for the first nine months of 2013, compared to a $6 million increase in net charges last year.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Sales and other operating revenues	$56,603	$55,660	$166,206	$174,336
Sales and other operating revenues increased $0.9 billion in the third quarter primarily due to higher refined product sales. The nine-month period decreased $8.1 billion due to lower refined product sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Income from equity affiliates	$1,635	$1,274	$5,703	$5,074
Income from equity affiliates in both the quarterly and nine-month periods increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar in Venezuela, and higher earnings from CPChem, partially offset by 2013 impairments of power-related affiliates.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Other income	$265	$1,110	$781	$1,947
Other income for the quarterly period decreased, mainly due to lower gains on asset sales. Other income for the nine-month period decreased due to lower gains on asset sales, partially offset by a favorable swing in foreign currency effects.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Purchased crude oil and products	$34,822	$33,982	$102,005	$106,807
Purchases increased $840 million in the third quarter primarily due to higher prices for crude oil. The nine-month period decreased $4.8 billion primarily due to lower volumes for crude oil.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,263	$7,046	$21,440	$19,839
Operating, selling, general and administrative expenses increased $217 million in the quarterly period due to higher maintenance expenses and higher employee compensation and benefits costs. The nine-month period increased $1.6 billion primarily due to higher employee compensation and benefits costs, maintenance expenses and professional services.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Exploration expenses	$559	$475	$1,135	$1,371
The increase in exploration expenses in the third quarter 2013 was due to higher charges for well write-offs, partially offset by lower geological and geophysical expenses. The nine-month period decreased due to lower charges for well write-offs, along with lower geological and geophysical expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Depreciation, depletion and amortization	$3,658	$3,370	$10,551	$9,859
Depreciation, depletion and amortization in the third quarter 2013 increased mainly due to higher depreciation rates for certain oil and gas producing fields and higher upstream impairments. The increase between nine-month periods was mainly due to higher depreciation rates for certain oil and gas producing fields, higher upstream impairments and higher accretion expense, partially offset by lower production levels.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Taxes other than on income	$3,366	$3,239	$9,852	$9,125
Taxes other than on income increased in the third quarter 2013 primarily due to higher excise taxes in the United States. The increase between nine-month periods was mainly due to the consolidation of the 64 percent-owned Star Petroleum Refining Company, beginning June 2012.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
Income tax expense	$3,839	$4,624	$11,068	$15,317
Effective income tax rates for the 2013 and 2012 quarters were 44 percent and 47 percent, respectively. For the year-to-date period, the effective tax rates were 40 percent and 45 percent for 2013 and 2012, respectively. The decrease in the effective tax rate between the quarterly periods primarily resulted from a lower effective tax rate in international upstream operations. The lower international upstream effective tax rate was driven by a lower proportion of earnings in higher tax rate jurisdictions, a greater proportion of equity income in 2013 than in 2012 (equity income is included as part of before-tax income, but is generally recorded net of income taxes), and the effects of non-recurring tax items between periods. These were partially offset by the impact from asset sales on the effective tax rate in the comparative 2012 period. The decrease in the effective tax rate for the nine-month comparative period was primarily due to lower earnings in higher tax rate international upstream operations, a greater proportion of equity income in 2013 than in 2012, and foreign currency remeasurement impacts.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	448	440	452	452
Net natural gas production (MMCFPD)(3)	1,242	1,184	1,241	1,180
Net oil-equivalent production (MBOEPD)	655	637	659	649
Sales of natural gas (MMCFPD)	5,643	5,447	5,795	5,457
Sales of natural gas liquids (MBPD)	12	17	13	15
Revenue from net production
Liquids ($/Bbl)	$97.18	$90.77	$94.64	$96.77
Natural gas ($/MCF)	$3.23	$2.63	$3.37	$2.43
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,279	1,249	1,281	1,302
Net natural gas production (MMCFPD)(3)	3,910	3,778	3,983	3,840
Net oil-equivalent production (MBOEPD)(4)	1,930	1,879	1,945	1,941
Sales of natural gas (MMCFPD)	4,072	4,008	4,279	4,349
Sales of natural gas liquids (MBPD)	27	23	27	24
Revenue from liftings
Liquids ($/Bbl)	$104.29	$98.20	$100.16	$102.54
Natural gas ($/MCF)	$5.88	$6.03	$5.96	$6.00
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,585	2,516	2,604	2,590
U.S. Downstream
Gasoline sales (MBPD)(5)	636	619	614	630
Other refined product sales (MBPD)	559	564	555	601
Total refined product sales (MBPD)	1,195	1,183	1,169	1,231
Sales of natural gas liquids (MBPD)	121	135	124	139
Refinery input (MBPD)	831	779	742	877
International Downstream
Gasoline sales (MBPD)(5)	325	330	303	317
Other refined product sales (MBPD)	762	740	745	711
Share of affiliate sales (MBPD)	474	491	472	522
Total refined product sales (MBPD)	1,561	1,561	1,520	1,550
Sales of natural gas liquids (MBPD)	63	69	62	63
Refinery input (MBPD)(6)	885	909	858	853
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States (7)	70	54	74	64
International	518	504	519	523
(4) Includes: Canada — synthetic oil	43	45	42	42
Venezuela affiliate — synthetic oil	30	1	23	14
(5) Includes branded and unbranded gasoline.
(6) As of June 2012, Star Petroleum Refining Company crude-input volumes are reported on a 100 percent consolidated basis. Prior to June 2012, crude-input volumes reflect a 64 percent equity interest.
(7) 2012 conforms to 2013 presentation.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $18.6 billion at September 30, 2013, down $3.3 billion from year-end 2012. Cash provided by operating activities in the first nine months of 2013 was $24.6 billion, compared with $26.0 billion in the year-ago period. The decline in the current period primarily reflected lower earnings. Cash capital expenditures increased $5.9 billion between periods as work progressed on a number of major capital projects, particularly two Australian LNG projects and two deepwater Gulf of Mexico projects. In addition, the company acquired new resource opportunities in Australia, the Permian Basin and the Kurdistan Region of Iraq, along with interests in the Kitimat LNG project in Canada.
Dividends The company paid dividends of $5.6 billion to common shareholders during the first nine months of 2013. In October 2013, the company declared a quarterly dividend of $1.00 per common share, payable in December 2013.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $18.6 billion at September 30, 2013, up from $12.2 billion at December 31, 2012. The $6.4 billion increase in total debt and capital lease obligations in the first nine months of 2013 included a $6 billion bond issuance in June 2013, timed in part to take advantage of historically low interest rates. The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $12.0 billion and the outstanding balance at September 30, 2013 was $3.2 billion. The company’s future debt level is dependent primarily on results of operations, the capital program and cash that may be generated from asset dispositions. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $6.5 billion at September 30, 2013 and $6.0 billion at December 31, 2012. Of these amounts, $6.0 billion was reclassified to long-term at September 30, 2013 and $5.9 billion at December 31, 2012, respectively. At September 30, 2013, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2013, the company had $6.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2013. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. The company also can modify capital spending plans during extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals to provide flexibility to continue paying the common stock dividend and maintain the company’s high-quality debt ratings.
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During third quarter 2013, the company purchased 10.2 million common shares for $1.25 billion. From the inception of the program through third quarter 2013, the company has purchased 129.0 million shares for $13.8 billion.
Noncontrolling Interests The company had noncontrolling interests of $1.3 billion at September 30, 2013 and December 31, 2012, respectively. Distributions to noncontrolling interests totaled $93 million during the first nine months of 2013.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.6 at both September 30, 2013 and December 31, 2012. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2013, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 11.4 percent at September 30, 2013, and 8.2 percent at year-end 2012.
Pension Obligations Information related to pension plan contributions is included on pages 14 and 15 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $28.9 billion in the first nine months of 2013, compared with $22.7 billion in the corresponding 2012 period. The amounts included the company’s share of affiliates’ expenditures of $1.8 billion and $1.4 billion in the 2013 and 2012 periods, respectively, which did not require cash outlays by the company. Capital expenditures increased between periods as work progressed on a number of major capital projects, particularly two Australian LNG projects and two deepwater Gulf of Mexico projects. In addition, the company acquired new resource opportunities in Australia, the Permian Basin and the Kurdistan Region of Iraq, along with interests in the Kitimat LNG Project in Canada. Expenditures for upstream projects in the first nine months of 2013 were $26.5 billion, representing 92 percent of the company wide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of dollars)
United States
Upstream	$2,067	$1,696	$5,913	$5,043
Downstream	517	442	1,287	1,121
All Other	159	188	446	340
Total United States	2,743	2,326	7,646	6,504
International
Upstream	7,605	5,841	20,566	15,419
Downstream	230	262	690	747
All Other	7	1	17	3
Total International	7,842	6,104	21,273	16,169
Worldwide	$10,585	$8,430	$28,919	$22,673

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
Indemnifications Information related to indemnifications is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Indemnifications.”
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
Information about market risks for the three months ended September 30, 2013, does not differ materially from that discussed under Item 7A of Chevron’s 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2013.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2013, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework and related illustrative documents. As of September 30, 2013, the company is utilizing the original framework published in 1992. The transition period for adoption of the updated framework ends December 15, 2014.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Ecuador Information related to Ecuador matters is included in Note 10 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 16.
Government Proceedings In July 2013, Chevron Products Company, a division of Chevron U.S.A. Inc., received a Notice of Violation from the California Air Resources Board for the Richmond and Montebello (California) Terminals alleging the selling or offering for sale of gasoline containing more than the maximum allowable ethanol content. Resolution of the alleged violation may result in the payment of a civil penalty exceeding $100,000.

On August 6, 2012, a piping failure and fire occurred at the Chevron U.S.A. Inc. refinery in Richmond, California. Various federal, state, and local agencies initiated investigations as a result of the incident. On August 5, 2013, Chevron U.S.A. Inc. pleaded “no contest” to six misdemeanor criminal charges filed by the State of California and Contra Costa County arising from the August 6, 2012 incident. In accordance with the plea agreement, entered by the California Superior Court, Contra Costa County, Chevron U.S.A. Inc. agreed to certain terms and conditions of probation and agreed to pay $2,000,000 in fines and restitution.
Chevron U.S.A. Inc. has participated in settlement discussions and received a proposed settlement agreement from the South Coast Air Quality Management District to resolve alleged violations of the El Segundo Refinery's Clean Air Act Title V Operating Permit. Resolution of the alleged violations may result in the payment of a civil penalty exceeding $100,000.
The California Air Resources Board (CARB) has alleged that greenhouse gas (GHG) emissions reported by Chevron’s El Segundo Refinery for the 2011 calendar year contained an error in violation of California’s GHG reporting regulation, and that the reporting error resulted in an over-allocation of GHG allowances. Resolution of the alleged violations may result in the payment of a civil penalty exceeding $100,000.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended September 30, 2013, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1-31, 2013	3,066,756	$124.13	3,066,377
August 1-31, 2013	5,257,190	120.44	5,256,519
September 1-30, 2013	1,868,751	126.47	1,868,357
Total	10,192,697	$122.65	10,191,253
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of September 30, 2013, 128,965,588 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $13.75 billion at an average price of approximately $107 per share.

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
Date: November 8, 2013

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