Form 10-K
period 2013-12-31
CHEVRON CORP
filed 2014-02-21
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐       No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $228,635,687,380 (As of June 28, 2013)

Number of Shares of Common Stock outstanding as of February 10, 2014 — 1,909,130,328

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Notice of the 2014 Annual Meeting and 2014 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, in connection with the company’s 2014 Annual Meeting of Stockholders (in Part III)

1

EX-10.8	EX-24.10
EX-10.9	EX-31.1
EX-12.1	EX-31.2
EX-21.1	EX-32.1
EX-23.1	EX-32.2
EX-24.1	EX-95
EX-24.2	EX-99.1
EX-24.3	EX-101 INSTANCE DOCUMENT
EX-24.4	EX-101 SCHEMA DOCUMENT
EX-24.5	EX-101 CALCULATION LINKBASE DOCUMENT
EX-24.6	EX-101 LABELS LINKBASE DOCUMENT
EX-24.7	EX-101 PRESENTATION LINKBASE DOCUMENT
EX-24.8	EX-101 DEFINITION LINKBASE DOCUMENT
EX-24.9

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes required by existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 27 through 29 in this report. In addition, such results could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I

Item 1. Business

General Development of Business

Summary Description of Chevron
Chevron Corporation,* a Delaware corporation, manages its investments in subsidiaries and affiliates and provides administrative, financial, management and technology support to U.S. and international subsidiaries that engage in fully integrated petroleum operations, chemicals operations, mining operations, and power and energy services. Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; processing, liquefaction, transportation and regasification associated with liquefied natural gas; transporting crude oil by major international oil export pipelines; transporting, storage and marketing of natural gas; and a gas-to-liquids project. Downstream operations consist primarily of refining crude oil into petroleum products; marketing of crude oil and refined products; transporting crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses and fuel and lubricant additives.
     A list of the company’s major subsidiaries is presented on page E-4. As of December 31, 2013, Chevron had approximately 64,600 employees (including about 3,200 service station employees). Approximately 32,000 employees (including about 3,000 service station employees), or 50 percent, were employed in U.S. operations.

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

Chevron’s Strategic Direction

Chevron’s primary objective is to create shareholder value and achieve sustained financial returns from its operations that will enable it to outperform its competitors. In the upstream, the company’s strategies are to grow profitably in core areas and build new legacy positions. In the downstream, the strategies are to deliver competitive returns and grow earnings across the value chain. The company also continues to apply commercial excellence to enable the success of the upstream and downstream strategies, to utilize technology across all its businesses to differentiate performance, and to invest in profitable renewable energy and energy efficiency solutions.

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

Description of Business and Properties
The upstream and downstream activities of the company and its equity affiliates are widely dispersed geographically, with operations and projects* in North America, South America, Europe, Africa, Asia and Australia. Tabulations of segment sales and other operating revenues, earnings and income taxes for the three years ending December 31, 2013, and assets as of the end of 2013 and 2012 — for the United States and the company’s international geographic areas — are in Note 11 to the Consolidated Financial Statements beginning on page FS-35. Similar comparative data for the company’s investments in and income from equity affiliates and property, plant and equipment are in Notes 12 and 13 on pages FS-37 through FS-39.

Capital and Exploratory Expenditures

Total expenditures for 2013 were $41.9 billion, including $2.7 billion for the company’s share of equity-affiliate expenditures. In 2012 and 2011, expenditures were $34.2 billion and $29.1 billion, respectively, including the company’s share of affiliates’ expenditures of $2.1 billion in 2012 and $1.7 billion in 2011.

     Of the $41.9 billion in expenditures for 2013, 90 percent, or $37.9 billion, was related to upstream activities. Approximately 89 percent was expended for upstream operations in both 2012 and 2011. International upstream accounted for about 78 percent of the worldwide upstream investment in 2013, about 72 percent in 2012 and about 68 percent in 2011. These amounts exclude the acquisition of Atlas Energy, Inc. in 2011.

     In 2014, the company estimates capital and exploratory expenditures will be $39.8 billion, including $4.8 billion of spending by affiliates. Approximately 90 percent of the total, or $35.8 billion, is budgeted for exploration and production activities, with $27.9 billion, or about 78 percent, of this amount for projects outside the United States.

     Refer also to a discussion of the company’s capital and exploratory expenditures on page FS-12.

Upstream

The table on the following page summarizes the net production of liquids and natural gas for 2013 and 2012 by the company and its affiliates. Worldwide oil-equivalent production of 2.597 million barrels per day in 2013 was essentially unchanged from 2012. The benefits of lower maintenance-related downtime and higher reliability at the Tengizchevroil facilities in Kazakhstan, and ramp-ups at the Usan Project in Nigeria, in the Marcellus Shale in western Pennsylvania and in the Delaware Basin in New Mexico were offset by normal field declines. Refer to the “Results of Operations” section beginning on page FS-6 for a detailed discussion of the factors explaining the 2011 through 2013 changes in production for crude oil and natural gas liquids, and natural gas.

     The company estimates its average worldwide oil-equivalent production in 2014 will be approximately 2.610 million barrels per day based on an average Brent price of $109 per barrel in 2013. This estimate is subject to many factors and uncertainties, including quotas that may be imposed by OPEC, price effects on entitlement volumes, changes in fiscal terms or restrictions on the scope of company operations, delays in project start-ups and ramp-ups, fluctuations in demand for natural gas in various markets, weather conditions that may shut in production, civil unrest, changing geopolitics, delays in completion of maintenance turnarounds, greater-than-expected declines in production from mature fields, or other disruptions to operations. The longer-term outlook for production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Refer to the “Review of Ongoing Exploration and Production Activities in Key Areas,” beginning on page 9, for a discussion of the company’s major crude oil and natural gas development projects.

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

Net Production of Crude Oil and Natural Gas Liquids and Natural Gas 1

			Components of Oil-Equivalent
			Crude Oil & Natural Gas
	Oil-Equivalent (Thousands		Liquids (Thousands of		Natural Gas (Millions
	of Barrels per Day)		Barrels per Day)		of Cubic Feet per Day)
	2013	2012	2013	2012	2013	2012
United States	657	655	449	455	1,246	1,203
Other Americas
Argentina	19	22	18	21	6	4
Brazil	6	6	5	6	2	2
Canada	71	69	70	68	9	4
Colombia	36	36	—	—	216	216
Trinidad and Tobago	29	29	—	—	173	173
Total Other Americas	161	162	93	95	406	399
Africa
Angola	127	137	118	128	52	53
Chad	19	23	18	22	4	6
Democratic Republic of the Congo	3	3	2	2	1	1
Nigeria	268	269	238	242	182	165
Republic of the Congo	14	19	13	17	10	13
Total Africa	431	451	389	411	249	238
Asia
Azerbaijan	28	28	26	26	10	10
Bangladesh	113	94	2	2	663	550
China	20	21	19	20	6	9
Indonesia	193	198	156	158	225	236
Kazakhstan	57	61	34	37	135	139
Myanmar	16	16	—	—	96	94
Partitioned Zone[2]	87	90	84	86	19	21
Philippines	23	24	3	4	119	120
Thailand	229	243	62	67	1,003	1,060
Total Asia	766	775	386	400	2,276	2,239
Australia	96	99	26	28	421	428
Europe
Denmark	28	36	19	24	55	74
Netherlands	9	9	2	2	41	42
Norway	2	3	2	3	1	1
United Kingdom	55	66	40	46	94	122
Total Europe	94	114	63	75	191	239
Total Consolidated Companies	2,205	2,256	1,406	1,464	4,789	4,746
Affiliates3	392	354	325	300	403	328
Total Including Affiliates[4]	2,597	2,610	1,731	1,764	5,192	5,074

[1] Includes synthetic oil: Canada, net	43	43	43	43	—	—
Venezuelan affiliate, net	25	17	25	17	—	—
[2] Located between Saudi Arabia and Kuwait.
3 Volumes represent Chevron’s share of production by affiliates, including Tengizchevroil in Kazakhstan; Petroboscan, Petroindependiente and Petropiar in Venezuela; and Angola LNG in Angola.
[4] Volumes include natural gas consumed in operations of 524 million and 522 million cubic feet per day in 2013 and 2012, respectively. Total “as sold” natural gas volumes were 4,668 million and 4,552 million cubic feet per day for 2013 and 2012, respectively.

Average Sales Prices and Production Costs per Unit of Production

Refer to Table IV on page FS-64 for the company’s average sales price per barrel of crude oil, condensate and natural gas liquids and per thousand cubic feet of natural gas produced, and the average production cost per oil-equivalent barrel for 2013, 2012 and 2011.

Gross and Net Productive Wells

The following table summarizes gross and net productive wells at year-end 2013 for the company and its affiliates:

Productive Oil and Gas Wells at December 31, 2013

	Productive		Productive
	Oil Wells		Gas Wells
	Gross	Net	Gross	Net

United States	50,533	33,068	14,217	7,740
Other Americas	1,042	690	60	37
Africa	2,608	870	17	7
Asia	13,530	11,693	3,318	1,953
Australia	808	428	69	12
Europe	373	95	173	42
Total Consolidated Companies	68,894	46,844	17,854	9,791
Affiliates	1,364	476	7	2
Total Including Affiliates	70,258	47,320	17,861	9,793

Multiple completion wells included above	952	677	413	372

Reserves

Refer to Table V beginning on page FS-64 for a tabulation of the company’s proved net crude oil and natural gas reserves by geographic area, at the beginning of 2011 and each year-end from 2011 through 2013. Reserves governance, technologies used in establishing proved reserves additions, and major changes to proved reserves by geographic area for the three-year period ended December 31, 2013, are summarized in the discussion for Table V. Discussion is also provided regarding the nature of, status of and planned future activities associated with the development of proved undeveloped reserves. The company recognizes reserves for projects with various development periods, sometimes exceeding five years. The external factors that impact the duration of a project include scope and complexity, remoteness or adverse operating conditions, infrastructure constraints, and contractual limitations.
     The net proved reserve balances at the end of each of the three years 2011 through 2013 are shown in the following table.

Net Proved Reserves at December 31

	2013	2012	2011
Liquids — Millions of barrels
Consolidated Companies	4,303	4,353	4,295
Affiliated Companies	2,042	2,128	2,160
Total Liquids	6,345	6,481	6,455
Natural Gas — Billions of cubic feet
Consolidated Companies	25,670	25,654	25,229
Affiliated Companies	3,476	3,541	3,454
Total Natural Gas	29,146	29,195	28,683
Oil-Equivalent — Millions of barrels
Consolidated Companies	8,582	8,629	8,500
Affiliated Companies	2,621	2,718	2,736
Total Oil-Equivalent	11,203	11,347	11,236

Acreage

At December 31, 2013, the company owned or had under lease or similar agreements undeveloped and developed crude oil and natural gas properties throughout the world. The geographical distribution of the company’s acreage is shown in the following table.

Acreage at December 31, 2013
(Thousands of Acres)

					Developed and
	Undeveloped*		Developed		Undeveloped
	Gross	Net	Gross	Net	Gross	Net

United States	6,237	5,125	7,381	4,714	13,618	9,839
Other Americas	26,898	15,397	1,389	384	28,287	15,781
Africa	15,490	8,995	3,286	1,362	18,776	10,357
Asia	31,897	15,485	1,498	871	33,395	16,356
Australia	19,418	13,655	912	236	20,330	13,891
Europe	5,205	4,045	489	73	5,694	4,118
Total Consolidated Companies	105,145	62,702	14,955	7,640	120,100	70,342
Affiliates	935	429	262	103	1,197	532
Total Including Affiliates	106,080	63,131	15,217	7,743	121,297	70,874

*	The gross undeveloped acres that will expire in 2014, 2015 and 2016 if production is not established by certain required dates are 2,627, 2,430 and 701, respectively.

Delivery Commitments
The company sells crude oil and natural gas from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from specified properties, but some natural gas sales contracts specify delivery of fixed and determinable quantities, as discussed below.
     In the United States, the company is contractually committed to deliver to third parties 285 billion cubic feet of natural gas through 2016. The company believes it can satisfy these contracts through a combination of equity production from the company’s proved developed U.S. reserves and third-party purchases. These commitments include a variety of pricing terms, including both indexed and fixed-price contracts.

     Outside the United States, the company is contractually committed to deliver a total of 871 billion cubic feet of natural gas to third parties from 2014 through 2016 from operations in Australia, Colombia, Denmark, the Netherlands and the Philippines. These sales contracts contain variable pricing formulas that are generally referenced to the prevailing market price for crude oil, natural gas or other petroleum products at the time of delivery. The company believes it can satisfy these contracts from quantities available from production of the company’s proved developed reserves in these countries.

Development Activities

Refer to Table I on page FS-59 for details associated with the company’s development expenditures and costs of proved property acquisitions for 2013, 2012 and 2011.
     The following table summarizes the company’s net interest in productive and dry development wells completed in each of the past three years, and the status of the company’s development wells drilling at December 31, 2013. A “development well” is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Development Well Activity

	Wells Drilling		Net Wells Completed
	at 12/31/13		2013		2012		2011
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	134	75	1,101	4	941	6	909	9
Other Americas	60	39	127	—	50	—	37	—
Africa	9	3	20	1	23	—	29	—
Asia	77	42	535	5	566	6	549	6
Australia	4	2	—	—	—	—	—	—
Europe	3	—	3	—	9	—	6	—
Total Consolidated Companies	287	161	1,786	10	1,589	12	1,530	15
Affiliates	30	13	25	—	26	—	25	—
Total Including Affiliates	317	174	1,811	10	1,615	12	1,555	15

Exploration Activities

Refer to Table I on page FS-59 for detail on the company’s exploration expenditures and costs of unproved property acquisitions for 2013, 2012 and 2011.
     The following table summarizes the company’s net interests in productive and dry exploratory wells completed in each of the last three years, and the number of exploratory wells drilling at December 31, 2013. “Exploratory wells” are wells drilled to find and produce crude oil or natural gas in unproved areas and include delineation and appraisal wells, which are wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir or to extend a known reservoir beyond the proved area.

Exploratory Well Activity

	Wells Drilling		Net Wells Completed
	at 12/31/13		2013		2012		2011
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry

United States	10	7	17	2	4	—	5	1
Other Americas	3	1	12	2	8	—	1	—
Africa	2	1	—	—	1	2	1	—
Asia	4	3	13	4	12	3	10	1
Australia	2	1	3	—	3	—	4	1
Europe	2	—	2	2	1	2	—	1
Total Consolidated Companies	23	13	47	10	29	7	21	4
Affiliates	—	—	—	—	—	—	1	—
Total Including Affiliates	23	13	47	10	29	7	22	4

Review of Ongoing Exploration and Production Activities in Key Areas

Chevron’s 2013 key upstream activities, some of which are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page FS-6, are presented below. The comments include references to “total production” and “net production,” which are defined under “Production” in Exhibit 99.1 on page E-10.
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

United States

Upstream activities in the United States are concentrated in California, the Gulf of Mexico, Colorado, Louisiana, Michigan, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wyoming. Average net oil-equivalent production in the United States during 2013 was 657,000 barrels per day.
     In California, the company has significant production in the San Joaquin Valley. In 2013, net daily production averaged 162,000 barrels of crude oil, 69 million cubic feet of natural gas and 4,000 barrels of natural gas liquids (NGLs). Approximately 86 percent of the crude oil production is considered heavy oil (typically with API gravity lower than 22 degrees).

     During 2013, net daily production for the company’s combined interests in the Gulf of Mexico averaged 143,000 barrels of crude oil, 347 million cubic feet of natural gas and 15,000 barrels of NGLs.
     Chevron was engaged in various exploration and development activities in the deepwater Gulf of Mexico during 2013. The Jack and St. Malo fields are being jointly developed with a host floating production unit (FPU) located between the two fields. Chevron has a 50 percent interest in the Jack Field and a 51 percent interest in the St. Malo Field. Both fields are company-operated. Chevron's interest in the production host facility was reduced to 40.6 percent in 2013, after the owners of a third-party oil field acquired an interest in the host. The facility has a design capacity of 170,000 barrels of crude oil and 42 million cubic feet of natural gas per day to accommodate production from the Jack/St. Malo development and third-party tiebacks. Development drilling activities continued during the year, and the FPU was moored at the offshore location in fourth quarter 2013. At the end of 2013, project activities were 74 percent complete and first oil is expected in late 2014. Total project costs for the initial phase of development are estimated at $7.5 billion. Proved reserves have been recognized for this project.
     In 2013, work continued on the evaluation of additional development opportunities for the Jack and St. Malo fields. Stage 2, the first phase of future development work, is expected to include four additional development wells, two each at the Jack and the St. Malo fields. Front-end engineering and design (FEED) activities began in mid-2013, and a final investment decision is expected in 2015. At the end of 2013, proved reserves had not been recognized for the Jack/St. Malo Stage 2 Project.
     Production from the Jack/St. Malo development is expected to ramp up to a total daily rate of 94,000 barrels of crude oil and 21 million cubic feet of natural gas. The Jack and St. Malo fields have an estimated production life of 30 years.

     Fabrication continued in 2013 for the 60 percent-owned and operated Big Foot Project. The development plan includes a 15-slot drilling and production platform with water injection facilities and a design capacity of 75,000 barrels of crude oil and 25 million cubic feet of natural gas per day. At the end of 2013, project activities were 84 percent complete, and the platform is expected to be towed to the location in third quarter 2014. Total project costs are estimated at $5.1 billion, and first production is anticipated in 2015. The field has an estimated production life of 20 years. Proved reserves have been recognized for this project.
     Tahiti 2 is the second development phase for the 58 percent-owned and operated Tahiti Field, and is designed to increase recovery from the main producing interval by adding two production wells, three water injection wells and water injection facilities. Start-up of the first production well occurred in fourth quarter 2013. Additional infill drilling is scheduled for the Tahiti Field from 2014 through 2016. The next development phase, the Tahiti Vertical Expansion Project, is being planned, with FEED expected in 2015. At the end of 2013, proved reserves had not been recognized for the infill drilling or the Tahiti Vertical Expansion Project. The Tahiti Field has an estimated production life of 30 years.
     The company has a 42.9 percent nonoperated working interest in the Tubular Bells Field. Development drilling continued during 2013, and plans include three producing and two injection wells, with a subsea tieback to a third-party production facility. First oil is planned for third quarter 2014, with total production expected to reach 44,000 barrels of oil-equivalent per day. The field has an estimated production life of 25 years. Proved reserves have been recognized for this project.
     The company has a 15.6 percent nonoperated working interest in the Mad Dog Field. The next development phase, the Mad Dog II Project, is planned to develop the southern portion of the Mad Dog Field. The project was recycled in 2013 and is expected to reenter FEED in late 2014. At the end of 2013, proved reserves had not been recognized for this project.
     Chevron holds a 20 percent nonoperated working interest in the Stampede Project, which includes the joint development of the Knotty Head and Pony fields. The development plans include a tension leg platform with a planned design capacity of 80,000 barrels of crude oil and 40 million cubic feet of natural gas per day. The project entered FEED in second quarter 2013, and a final investment decision is expected in fourth quarter 2014. At the end of 2013, proved reserves had not been recognized for this project.
     Pre-FEED activities continue at the 55 percent-owned and operated Buckskin Project. The project is expected to enter FEED in 2015. The Moccasin discovery, located 12 miles from Buckskin, is a potential tieback opportunity into Buckskin.
     Deepwater exploration activities in 2013 included participation in six exploratory wells — three appraisal and three wildcat. Drilling of the first appraisal well at the 43.8 percent-owned and operated Moccasin discovery was completed in third quarter 2013. Drilling of an appraisal well at the Buckskin discovery is expected to be completed in second quarter 2014. Drilling at the 40 percent-owned and operated Coronado prospect resulted in a crude oil discovery in the Lower Tertiary Wilcox formation in first quarter 2013. Drilling commenced on the first Coronado appraisal well in December 2013. The company also completed drilling a wildcat well at the 30 percent-owned and operated Rio Grande prospect in December 2013 and at the 67.5 percent-owned and operated Oceanographer prospect in January 2014.
     Chevron added eight leases to its deepwater portfolio as a result of awards from the central Gulf of Mexico lease sale held in first quarter 2013. In addition, Chevron acquired three deepwater leases from the western Gulf of Mexico lease sale held in third quarter 2013.

     Company activities in the midcontinental United States include operated and nonoperated interests in properties primarily in Colorado, New Mexico, Oklahoma, Texas and Wyoming. During 2013, the company’s net daily production in these areas averaged 96,000 barrels of crude oil, 610 million cubic feet of natural gas and 28,000 barrels of NGLs.
     In West Texas, the company continues to pursue development of shale and tight resources in the Midland Basin’s Wolfcamp play and several plays in the Delaware Basin through use of advanced drilling and completion technologies. Additional production growth is expected from interests in these formations in future years. In June 2013, the company reached a joint development agreement covering 104,000 total acres in the Delaware Basin. In East Texas, the company continued development, at a managed pace, of multiple stacked reservoirs, including the Travis Peak, Cotton Valley, Bossier and Haynesville zones, during 2013.

     The company holds leases in the Marcellus Shale and the Utica Shale, primarily located in southwestern Pennsylvania, eastern Ohio, and the West Virginia panhandle, and in the Antrim Shale and Collingwood/Utica Shale in Michigan. During 2013, the company's net daily production in these areas averaged 220 million cubic feet of natural gas. In 2013, development of the Marcellus Shale continued at a measured pace, focused on improving execution capability and reservoir understanding. Activities in the Utica Shale during 2013 included drilling seven exploratory wells. This initial activity was focused on acquiring data necessary for potential future development.

Other Americas
“Other Americas” is composed of Argentina, Brazil, Canada, Colombia, Greenland, Suriname, Trinidad and Tobago, and Venezuela. Net oil-equivalent production from these countries averaged 226,000 barrels per day during 2013.
Canada: Chevron has interests in oil sands projects and shale acreage in Alberta; shale acreage and a liquefied natural gas (LNG) project in British Columbia; exploration, development and production projects offshore in the Atlantic region; and exploration and discovered resource interests in the Beaufort Sea region of the Northwest Territories. Average net oil-equivalent production during 2013 was 71,000 barrels per day, composed of 27,000 barrels of crude oil, 9 million cubic feet of natural gas and 43,000 barrels of synthetic oil from oil sands.
     The company holds a 20 percent nonoperated working interest in the Athabasca Oil Sands Project (AOSP). Oil sands are mined from both the Muskeg River and the Jackpine mines, and bitumen is extracted from the oil sands and upgraded into synthetic oil. Construction work progressed during 2013 on the Quest Project, a carbon capture and sequestration project that is designed to capture and store more than one million tons of carbon dioxide produced annually by bitumen processing at the AOSP by 2015.
     In February 2013, Chevron acquired a 50 percent-owned and operated interest in the Kitimat LNG and Pacific Trail Pipeline projects, and a 50 percent nonoperated working interest in 644,000 total acres in the Horn River and Liard shale gas basins in British Colombia. The Kitimat LNG Project is planned to include a two-train, 10.0 million-metric-ton-per-year LNG facility. The total production capacity for the project is expected to be 1.6 billion cubic feet of natural gas per day. Activities during 2013 included FEED, early site preparation and LNG marketing activities.
     Chevron holds a 26.9 percent nonoperated working interest in the Hibernia Field and a 23.6 nonoperated working interest in the unitized Hibernia Southern Extension (HSE) areas offshore Atlantic Canada. The HSE development is expected to increase the economic life of the Hibernia Field. During 2013, two subsea water injection wells began drilling, and installation of subsea equipment was initiated. Full production start-up is expected in 2015. Proved reserves have been recognized for this project.
     The company holds a 26.6 percent nonoperated working interest in the heavy oil Hebron Field, also offshore Atlantic Canada. The development plan includes a concrete, gravity-based platform with a design capacity of 150,000 barrels of crude oil per day. Procurement and construction activities progressed in 2013. Project costs are estimated at $14 billion. The project has an expected economic life of 30 years, and first oil is expected in 2017. Proved reserves have been recognized for this project.
     In 2013, the company acquired 86,000 total additional acres in the Duvernay shale formation in Alberta. Drilling for these tight resources continued in 2013, with completion of a multiwell program. Nine wells were completed and tied into production facilities by early 2014.
     The company also holds a 40 percent nonoperated working interest in exploration rights for two blocks in the Flemish Pass Basin offshore Newfoundland. During 2013, the company relinquished its license in the Orphan Basin located offshore Newfoundland and Exploration License 1109 located offshore Labrador. The company also holds two exploration licenses in the Beaufort Sea region of the Northwest Territories and a 40 percent nonoperated working interest in the Amauligak discovery.
     In addition, Chevron holds interests in the Aitken Creek and Alberta Hub natural gas storage facilities, which have aggregate total capacity of approximately 100 billion cubic feet. These facilities are located in western Canada near the Duvernay, Horn River, Liard and Montney shale gas plays.

Greenland: In December 2013, Chevron acquired a 29.2 percent interest in and operatorship of two blocks located in the Kanumas Area, offshore the northeast cost of Greenland. Blocks 9 and 14 cover 1.2 million acres. The acquisition of seismic data is planned for 2014.

Argentina: Chevron holds operated interests in four concessions in the Neuquen Basin, with working interests ranging from 18.8 percent to 100 percent, and a 50 percent nonoperated working interest in one concession. Net oil-equivalent production in 2013 averaged 19,000 barrels per day, composed of 18,000 barrels of crude oil and 6 million cubic feet of natural gas. During 2013, the company completed four exploratory wells in El Trapial concession, targeting oil and gas in the Vaca Muerta Shale. Chevron plans to continue production testing the wells during 2014. El Trapial concession expires in 2032.
     In addition, Chevron signed agreements during 2013 to advance the Loma Campana Project to develop the Vaca Muerta Shale. In 2013, 109 wells were drilled, and the drilling plan includes more than 140 wells in 2014.

Brazil: Chevron holds working interests in three deepwater fields in the Campos Basin: Frade (51.7 percent-owned and operated), Papa-Terra and Maromba (37.5 percent and 30 percent nonoperated working interests, respectively). Net oil-equivalent production in 2013 averaged 6,000 barrels per day, composed of 5,000 barrels of crude oil and 2 million cubic feet of natural gas.
     In second quarter 2013, the company received regulatory approval to partially resume production at the Frade Field. A plan to resume production from additional existing wells has been submitted for regulatory approval. The concession that includes the Frade Field expires in 2025.

     First production from the initial well occurred in fourth quarter 2013 for the Papa-Terra Project. The project includes a floating production, storage and offloading vessel (FPSO) and a tension leg wellhead platform, with a design capacity of 140,000 barrels of crude oil and 35 million cubic feet of natural gas per day. The concession that contains the Papa-Terra Field expires in 2032. Additional development drilling is planned for 2014.
     Evaluation of the field development concept for Maromba continues. At the end of 2013, proved reserves had not been recognized for this project. The concession containing the Maromba Field expires in 2032.
     In May 2013, Chevron was awarded a 50 percent interest in and operatorship of Block CE-M715. The deepwater block covers 81,000 total acres and is located in the Ceará Basin offshore equatorial Brazil. Acquisition of seismic data is planned for 2014.

Colombia: The company operates the offshore Chuchupa and the onshore Ballena and Riohacha natural gas fields and receives 43 percent of the production for the remaining life of each field and a variable production volume based on prior Chuchupa capital contributions. Daily net production averaged 216 million cubic feet of natural gas in 2013.

Suriname: Chevron holds a 50 percent nonoperated working interest in Blocks 42 and 45 offshore Suriname. In 2013, seismic data was acquired for Block 45. The data is being processed in 2014 to plan for the drilling of an exploration well in 2015.

Trinidad and Tobago: The company has a 50 percent nonoperated working interest in three blocks in the East Coast Marine Area offshore Trinidad, which includes the Dolphin and Dolphin Deep producing natural gas fields and the Starfish development. Net production in 2013 averaged 173 million cubic feet of natural gas per day. Development of the Starfish Field continued during 2013, and first gas is expected in 2015. Natural gas from the project is planned to supply existing contractual commitments. Proved reserves have been recognized for this project. Chevron also holds a 50 percent-owned and operated interest in the Manatee Area of Block 6(d), where the Manatee discovery comprises a single cross-border field with Venezuela's Loran Field in Block 2. In 2013, cross-border agreements were signed between the governments of Trinidad and Tobago and Venezuela, and work continued on maturing commercial development concepts.

Venezuela: Chevron's production activities are performed by two affiliates in western Venezuela and one affiliate in the Orinoco Belt. Chevron has a 30 percent interest in the Petropiar affiliate that operates the Hamaca heavy oil production and upgrading project located in Venezuela’s Orinoco Belt, a 39.2 percent interest in the Petroboscan affiliate that operates the Boscan Field in western Venezuela, and a 25.2 percent interest in the Petroindependiente affiliate that operates the LL-652 Field in Lake Maracaibo. The company’s share of net oil-equivalent production during 2013 from these operations averaged 65,000 barrels per day, composed of 61,000 barrels of liquids and 26 million cubic feet of natural gas.

     Chevron holds a 34 percent interest in the Petroindependencia affiliate that is working toward commercialization of Carabobo 3, a heavy oil project located within the Carabobo Area of the Orinoco Belt. Project activities in 2013 focused on assessing development alternatives.
     The company operates and holds a 60 percent interest in Block 2 and a 100 percent interest in Block 3 in the Plataforma Deltana area offshore eastern Venezuela. The Loran Field in Block 2 and the Manatee Field in Trinidad and Tobago form a single, cross-border field that lies along the maritime border of Venezuela and Trinidad and Tobago. During 2013, cross-border agreements were signed between the governments of Venezuela and Trinidad and Tobago, and work continued on maturing commercial development concepts.

Africa
In Africa, the company is engaged in upstream activities in Angola, Chad, Democratic Republic of the Congo, Liberia, Morocco, Nigeria, the Republic of the Congo, Sierra Leone and South Africa. Net oil-equivalent production in Africa averaged 437,000 barrels per day during 2013.

Angola: Chevron holds company-operated working interests in offshore Blocks 0 and 14 and nonoperated working interests in offshore Block 2 and the onshore Fina Sonangol Texaco (FST) concession area. In addition, Chevron has a 36.4 percent interest in Angola LNG Limited. Net production from these operations in 2013 averaged 133,000 barrels of oil-equivalent per day.

     The company operates the 39.2 percent-owned Block 0, which averaged 90,000 barrels per day of net liquids production in 2013. The Block 0 concession extends through 2030.
     Construction activities on Mafumeira Sul, the second development stage for the Mafumeira Field in Block 0, progressed in 2013. Development plans include a central processing facility, two wellhead platforms, subsea pipelines, and 34 producing and 16 water injection wells. The facility has a design capacity of 150,000 barrels of liquids and 350 million cubic feet of natural gas per day. First production is planned for 2015, and ramp-up to full production is expected to continue until 2017. The project is estimated to cost $5.6 billion. Proved reserves have been recognized for this project.
     A project to develop the Greater Longui Area of Block 0 is expected to enter FEED in first-half 2014. FEED activities progressed during 2013 on the south extension of the N’Dola Field development and work continues toward a final investment decision. The facility is planned to have a design capacity of 28,000 barrels of crude oil and 50 million cubic feet of natural gas per day. At the end of 2013, proved reserves had not been recognized for these projects.
     Work continued in 2013 on the Nemba Enhanced Secondary Recovery Stage 1 & 2 Project in Block 0. Installation of the platform was completed in early 2014, and project start-up is expected in 2015. Total daily production is expected to be 12,000 barrels of crude oil. Proved reserves have been recognized for this project.
     Also in Block 0, drilling of an exploration well in Area A was completed in early 2013 and resulted in a discovery in the post-salt Vermelha interval. Plans for future development are under evaluation. Drilling of an appraisal well in the Minzu Pinda reservoir commenced in late 2013 and is planned to be completed in second quarter 2014. A pre-salt exploration well in Area A is planned for first-half 2014.
     The company operates and holds a 31 percent interest in a production-sharing contract (PSC) for deepwater Block 14. Net production in 2013 averaged 27,000 barrels of liquids per day. Development and production rights for the various producing fields in Block 14 expire between 2023 and 2028.
     Planning continues on the multireservoir, deepwater Lucapa Field in Block 14, located on the north rim of the Congo River Canyon. The project was recycled in 2013 to conduct additional subsurface studies over a 12-month period. During the year, development alternatives were evaluated for the Malange Field, and the project is expected to enter FEED in early 2014. At the end of 2013, proved reserves had not been recognized for these projects.
     In addition to the exploration and production activities in Angola, Chevron has a 36.4 percent interest in Angola LNG Limited, which operates an onshore natural gas liquefaction plant in Soyo, Angola. The plant has a capacity to process 1.1 billion cubic feet of natural gas per day, with expected average total daily sales of 670 million cubic feet of natural gas and up to 63,000 barrels of NGLs. This is the world's first LNG plant supplied with associated gas, where the natural gas is a by-product of crude oil production. Feedstock for the plant originates from multiple fields and operators. The first LNG shipment from the plant occurred in second quarter 2013. Commissioning and testing of the plant continued through the end of 2013. Due to the variability in the associated gas that supplies Angola LNG, the plant is expected to operate at approximately 50 percent of capacity until permanent plant modifications are completed in 2015, allowing Angola LNG to consistently produce at full capacity. Total daily production in 2013 averaged 83 million cubic feet of natural gas (30 million net) and 2,000 barrels of NGLs (1,000 net). The anticipated economic life of the project is in excess of 20 years.
     The company also holds a 38.1 percent interest in the Congo River Canyon Crossing Pipeline project that is designed to transport up to 250 million cubic feet of natural gas per day from Block 0 and Block 14 to the Angola LNG plant. Construction on the project continued in 2013, with project completion targeted for 2015.

Angola-Republic of the Congo Joint Development Area: Chevron operates and holds a 31.3 percent interest in the Lianzi Unitization Zone, located in an area shared equally by Angola and the Republic of the Congo. The project scope includes four producing wells and three water injection wells with a subsea tieback to an existing platform in Block 14. The project has a design capacity of 46,000 barrels of crude oil per day. First production is planned for 2015. Proved reserves have been recognized for this project.

Democratic Republic of the Congo: Chevron has a 17.7 percent nonoperated working interest in an offshore concession. Daily net production in 2013 averaged 2,000 barrels of crude oil.

Republic of the Congo: Chevron has a 31.5 percent nonoperated working interest in the offshore Haute Mer permit areas (Nkossa, Nsoko and Moho-Bilondo). The licenses for Nsoko, Nkossa and Moho-Bilondo expire in 2018, 2027 and 2030, respectively. In September 2013, the company sold its nonoperated interest in the Kitina permit area. Net production averaged 13,000 barrels of liquids per day in 2013.
     A final investment decision was reached in first quarter 2013 for the Moho Nord Project, located in the Moho-Bilondo development area. The $10 billion project includes a new facilities hub and a subsea tieback to the existing Moho-Bilondo FPU. First production is expected in 2015, and total daily production of 140,000 barrels of crude oil is expected in 2017. The initial recognition of proved reserves occurred in 2013.

Chad/Cameroon: Chevron has a 25 percent nonoperated working interest in crude oil producing operations in southern Chad and an approximate 21 percent interest in two affiliates that own an export pipeline that transports crude oil to the coast of Cameroon. Average daily net crude oil production from the Chad fields in 2013 was 18,000 barrels. The Chad producing operations are conducted under a concession that expires in 2030.

Shango
Omuro
West Isan
Opuekeba
Benin River
Gbadudu
Gbokoda
Abigborodo
Mina
Isan
Ojumole
Bime
Parabe
Ewan
Ruta
Mejo
Olure
Hely Creek
Nedum
Malu
Oloye
Dibi
Makaraba
Opolo
Meta
Tapa
Meren
Kito
Utonana
Olomu
Delta
Abiteye
Delta South
Warri
Escravos
Sonam
Mefa
Okan
Awodi
Meji
Mesan
Offe
Ekura
Obokun
Kudo
Konko
NIGER
CHAD
NIGERIA
Doba
BENIN
TOGO
Lagos
GHANA
OML 49
Escravos
(EGTL and EGP)
OML 95
OML 53
OML 91
OML 90
Port Harcourt
CAMEROON
CENTRAL
AFRICAN
REPUBLIC
OML 89
OML 51
OML 88
OML 86
OML 52
OML 132
OML 55
OML 139
OML 140
OML 85
GULF OF GUINEA
OML 83
OPL 223
OPL 214
Kribi Marine
Export Terminal
OML 127
OML 129
OML 138
OML 128

Chevron Interest
Swamp Areas
Crude Oil Field
Natural Gas Field
Terminal
Crude Oil Pipeline
West African Gas Pipeline

Nigeria: Chevron holds a 40 percent interest in 13 operated concessions, predominantly in the onshore and near-offshore regions of the Niger Delta. The company also owns varying interests in three operated and six nonoperated deepwater blocks. In 2013, the company’s net oil-equivalent production in Nigeria averaged 268,000 barrels per day, composed of 233,000 barrels of crude oil, 182 million cubic feet of natural gas and 5,000 barrels of liquefied petroleum gas (LPG).
     Chevron operates and holds a 67.3 percent interest in the Agbami Field, located in deepwater Oil Mining Lease (OML) 127 and OML 128. During 2013, drilling continued on a 10-well, Phase 2 development program, Agbami 2, that is expected to offset field decline and maintain plateau production. Drilling is expected to continue through 2015. The third development phase, Agbami 3, is a five-well drilling program expected to offset field decline. The project entered FEED in early 2014, and a final investment decision is expected in second-half 2014. Drilling is scheduled to continue through 2017. The leases that contain the Agbami Field expire in 2023 and 2024.
Chevron holds a 30 percent nonoperated interest in the deepwater Usan Field in OML 138. Ramp-up continued during 2013, and additional development drilling is planned for 2014 through 2017.
     Also in the deepwater area, the Aparo Field in OML 132 and OML 140 and the third-party-owned Bonga SW Field in OML 118 share a common geologic structure and are planned to be jointly developed. The proposed development plan involves subsea wells tied back to an FPSO with a planned design capacity of 225,000 barrels of crude oil per day. The project achieved FEED in second quarter 2013, and a final investment decision is expected in late 2014. At the end of 2013, no proved reserves were recognized for this project.
     In the Niger Delta region, the company reached a final investment decision in 2013 on the Dibi Long-Term Project that is designed to rebuild the Dibi facilities and replace the Early Production System facility. The facilities have a design capacity of 70,000 barrels of crude oil per day, and start-up is expected in 2016.
     Also in the Niger Delta region, ramp-up activity continued at the Escravos Gas Plant (EGP). During 2013, construction continued on Phase 3B of the EGP project, which is designed to gather 120 million cubic feet of natural gas per day from eight near-shore fields and to compress and transport the natural gas to onshore facilities. The Phase 3B project is expected to be completed in 2016. Proved reserves associated with this project have been recognized.
     Construction activities progressed during 2013 on the 40 percent-owned and operated Sonam Field Development Project, which is designed to process natural gas through EGP, deliver 215 million cubic feet of natural gas per day to the domestic market and produce a total of 30,000 barrels of liquids per day. First production is expected in 2016. Proved reserves have been recognized for the project.
     Chevron is the operator of and has a 75 percent interest in this 33,000-barrel-per-day gas-to-liquids facility at Escravos. The facility is designed to process 325 million cubic feet per day of natural gas. Production is scheduled to commence in first-half 2014, and the first product shipment is expected to occur in second-half 2014. The estimated cost of the project is $10 billion.
     In deepwater exploration, Chevron operates and holds a 100 percent interest in OML 132, where an exploration well at Aparo North is planned for 2014. In addition, Chevron operates and holds a 95 percent interest in the deepwater Nsiko discovery in OML 140, where additional exploration activities are planned for 2014.
     Shallow-water exploration activities to identify and evaluate potential deep hydrocarbon targets are ongoing. Reprocessing of 3-D seismic data over OML 49 and regional mapping activities over OML 86 and OML 88 continued in 2013.
     With a 36.7 percent interest, Chevron is the largest shareholder in the West African Gas Pipeline Company Limited affiliate, which owns and operates the 421-mile West African Gas Pipeline. The pipeline supplies Nigerian natural gas to customers in Benin, Ghana and Togo for industrial applications and power generation and has the capacity to transport 170 million cubic feet per day.

Liberia: Chevron holds a 45 percent interest in and operates three deepwater blocks off the coast of Liberia. In 2014, the company plans additional drilling based on the evaluation of 3-D seismic data and 2012 drilling results.

Morocco: In early 2013, the company acquired a 75 percent-owned and operated interest in three deepwater areas offshore Morocco. The areas, Cap Rhir Deep, Cap Cantin Deep and Cap Walidia Deep, encompass approximately 7.2 million acres. The acquisition of seismic data is planned for 2014.

Sierra Leone: The company holds a 55 percent interest in and operates a concession off the coast of Sierra Leone. The concession contains two deepwater blocks, with a combined area of approximately 1.4 million acres. Interpretation of 2-D seismic data is planned for 2014.

South Africa: In 2013, the company continued seeking shale gas exploration opportunities in the Karoo Basin in South Africa under an agreement that allows Chevron and its partner to work together to obtain exploration permits in the 151 million-acre basin.

Asia

In Asia, the company is engaged in upstream activities in Azerbaijan, Bangladesh, Cambodia, China, Indonesia, Kazakhstan, the Kurdistan Region of Iraq, Myanmar, the Partitioned Zone located between Saudi Arabia and Kuwait, the Philippines, Russia, Thailand, and Vietnam. During 2013, net oil-equivalent production averaged 1,087,000 barrels per day.

Azerbaijan: Chevron holds an 11.3 percent nonoperated working interest in the Azerbaijan International Operating Company (AIOC), which produces crude oil from the Azeri-

Chirag-Gunashli (ACG) fields. The company’s daily net production averaged 28,000 barrels of oil-equivalent in 2013. AIOC operations are conducted under a PSC that expires in 2024.
     In January 2014, production commenced on the next development phase of the ACG project, which further develops the Chirag and Deepwater Gunashli fields. The project has an incremental design capacity of 183,000 barrels of crude oil and 285 million cubic feet of natural gas per day.
     Chevron also has an 8.9 percent interest in the Baku-Tbilisi-Ceyhan (BTC) affiliate, which owns and operates a crude oil export pipeline from Baku, Azerbaijan, through Georgia to Mediterranean deepwater port facilities at Ceyhan, Turkey. The BTC pipeline has a capacity of 1 million barrels per day and transports the majority of ACG production. Another production export route for crude oil is the Western Route Export Pipeline, which is operated by AIOC, with capacity to transport 100,000 barrels per day from Baku, Azerbaijan, to a marine terminal at Supsa, Georgia.

Kazakhstan: Chevron participates in two major upstream developments in western Kazakhstan. The company holds a 50 percent interest in the Tengizchevroil (TCO) affiliate, which is operating and developing the Tengiz and Korolev crude oil fields under a concession that expires in 2033. Chevron’s net oil-equivalent production in 2013 from these fields averaged 321,000 barrels per day, composed of 243,000 barrels of crude oil, 347 million cubic feet of natural gas and 20,000 barrels of NGLs. During 2013, the majority of TCO’s crude oil production was exported through the Caspian Pipeline Consortium (CPC) pipeline that runs from Tengiz in Kazakhstan to tanker-loading facilities at Novorossiysk on the Russian coast of the Black Sea. The balance of production was exported by rail to Black Sea ports and via the BTC pipeline to the Mediterranean.
     In 2013, FEED continued for three projects. The Wellhead Pressure Management Project (WPMP) is designed to maintain production capacity and extend the production plateau from existing assets. The Capacity and Reliability (CAR) Project is designed to reduce facility bottlenecks and increase plant efficiency and reliability. The Future Growth Project (FGP) is designed to increase total daily production by 250,000 to 300,000 barrels of oil-equivalent and to increase ultimate recovery from the reservoir. The project plans to expand the utilization of sour gas injection technology proven in existing operations. During 2013, the company and the government of Kazakhstan signed a memorandum of understanding that establishes the framework and mutual commitments to progress the FGP and the WPMP. The final investment decision on the CAR Project was made in February 2014. The final investment decisions on the WPMP and the FGP are planned for second-half 2014. At the end of 2013, proved reserves have been recognized for the WPMP and the CAR Project.

     The company holds an 18 percent nonoperated working interest in the Karachaganak Field under a PSC that expires in 2038. During 2013, Karachaganak net oil-equivalent production averaged 57,000 barrels per day, composed of 34,000 barrels of liquids and 135 million cubic feet of natural gas. Access to the CPC and Atyrau-Samara (Russia) pipelines enabled 32,000 net barrels per day of Karachaganak liquids to be exported and sold at world-market prices during 2013. The remaining liquids were sold into local and Russian markets. In 2013, work continued on identifying the optimal scope for future expansion of the field. At the end of 2013, proved reserves had not been recognized for a future expansion.

Kazakhstan/Russia: Chevron has a 15 percent interest in the CPC affiliate. During 2013, CPC transported an average of 706,000 barrels of crude oil per day, including 635,000 barrels per day from Kazakhstan and 71,000 barrels per day from Russia. In 2013, work continued on the 670,000-barrel-per-day expansion of the pipeline capacity with completion of the offshore loading system. The project is being implemented in phases, with capacity increasing progressively until reaching maximum capacity of 1.4 million barrels per day in 2016. The incremental capacity is expected to reach 400,000 barrels per day by year-end 2014, with the first increase expected to be realized by March 2014. The expansion is expected to provide additional transportation capacity that accommodates a portion of the future growth in TCO production.

Bangladesh: Chevron holds a 99 percent interest in two operated PSCs covering Block 12 (Bibiyana Field) and Blocks 13 and 14 (Jalalabad and Moulavi Bazar fields). The rights to produce from Jalalabad expire in 2024, from Moulavi Bazar in 2028 and from Bibiyana in 2034. Net oil-equivalent production from these operations in 2013 averaged 113,000 barrels per day, composed of 663 million cubic feet of natural gas and 2,000 barrels of condensate.
     The Bibiyana Expansion Project includes installation of two gas processing trains, additional development wells and an enhanced liquids recovery facility, and has an incremental design capacity of 300 million cubic feet of natural gas and 4,000 barrels of condensate per day. First production is expected in late 2014. Proved reserves have been recognized for this project.

Cambodia: Chevron owns a 30 percent interest in and operates the 1.2 million-acre Block A, located in the Gulf of Thailand. In 2013, the company continued discussions on the production permit and commercial terms for development of Block A. The planned development consists of a wellhead platform and a floating storage and offloading vessel (FSO). A final investment decision is pending resolution of commercial terms. At the end of 2013, proved reserves had not been recognized for the project.

Myanmar: Chevron has a 28.3 percent nonoperated working interest in a PSC for the production of natural gas from the Yadana and Sein fields, within Blocks M5 and M6, in the Andaman Sea. The PSC expires in 2028. The company also has a 28.3 percent nonoperated interest in a pipeline company that transports most of the natural gas to the Myanmar-Thailand border for delivery to power plants in Thailand. The company’s average net natural gas production in 2013 was 96 million cubic feet per day.

Thailand: Chevron has operated and nonoperated working interests in multiple offshore blocks in the Gulf of Thailand. The company’s net oil-equivalent production in 2013 averaged 229,000 barrels per day, composed of 62,000 barrels of crude oil and condensate and 1 billion cubic feet of natural gas. The company’s natural gas production is sold to the domestic market under long-term sales agreements.
     The company holds operated interests in the Pattani Basin with ownership interests ranging from 35 percent to 80 percent. Concessions for producing areas within this basin expire between 2020 and 2035. Chevron also has a 16 percent nonoperated working interest in the Arthit Field located in the Malay Basin. Concessions for the producing areas within this basin expire between 2036 and 2040.
     In the Pattani Basin, the Ubon Project entered FEED in second quarter 2013, and a final investment decision is expected in 2015. The facilities have a planned design capacity of 35,000 barrels of liquids and 115 million cubic feet of natural gas per day. At the end of 2013, proved reserves had not been recognized for this project.
     During 2013, the company drilled five exploration wells in the Pattani Basin, and three were successful. The company also holds exploration interests in the Thailand-Cambodia overlapping claim area that are inactive, pending resolution of border issues between Thailand and Cambodia.

Vietnam: Chevron is the operator of two PSCs in the Malay Basin off the southwest coast of Vietnam. The company has a 42.4 percent interest in a PSC that includes Blocks B and 48/95, and a 43.4 percent interest in a PSC for Block 52/97.
     The Block B Gas Development Project includes installation of wellhead and hub platforms, an FSO, a central processing platform and a pipeline to shore. The facilities have a design capacity of 640 million cubic feet of natural gas and 21,000 barrels of liquids per day. A final investment decision for the development is pending resolution of commercial terms. Concurrent with the commercial negotiations, the company is also evaluating these assets for possible divestment. At the end of 2013, proved reserves had not been recognized for the development project.

Beijing
NORTH KOREA
QHD 32-6
Block 11/19
BOHAI BAY
SOUTH KOREA
CHINA
EAST CHINA SEA
Chuandongbei Natural Gas Area
Qiannan Basin
Block 15/10
Block 16/19
Block 15/28
Block 42/05
VIETNAM
LAOS
Kalinga
SOUTH CHINA SEA
Manila
Batangas
Mak-Ban
Tiwi
THAILAND
San Martin
Malampaya
PHILIPPINES
CAMBODIA
Chevron Interest
Joint Study
Natural Gas Field
Geothermal Field
Crude Oil Field
Terminal

China: Chevron has operated and nonoperated working interests in several areas in China. The company’s net oil-equivalent production in 2013 averaged 20,000 barrels per day, composed of 19,000 barrels of crude oil and condensate and 6 million cubic feet of natural gas.
     The company operates and holds a 49 percent interest in the Chuandongbei PSC, located onshore in the Sichuan Basin. The full development includes two sour gas processing plants connected by a natural gas gathering system to five fields.

During 2013, the company continued construction on both natural gas processing plants. The first plant's initial three trains have a design outlet capacity of 258 million cubic feet per day, with the first train targeted for mechanical completion in 2014. Start-up is scheduled for 2015. The total design outlet capacity for the project is 558 million cubic feet per day. The total project cost is estimated to be $6.4 billion. Proved reserves have been recognized for this project. The PSC for Chuandongbei expires in 2038.
     The company holds a 59.2 percent-owned and operated interest in deepwater Block 42/05 in the South China Sea. In late 2013 and early 2014, an exploratory well was drilled in Block 42/05 and was unsuccessful. Chevron also has a 100 percent-owned and operated interest in shallow-water Blocks 15/10 and 15/28. In 2013, the company acquired two 3-D seismic surveys in these blocks. Processing of this seismic data is ongoing.
     During 2013, the company drilled two exploratory wells for shale gas in the Qiannan Basin and both were unsuccessful.
     The company also has nonoperated working interests of 24.5 percent in the QHD 32-6 Field and 16.2 percent in Block 11/19 in the Bohai Bay and 32.7 percent in Block16/19 in the Pearl River Mouth Basin.

Philippines: The company holds a 45 percent nonoperated working interest in the Malampaya natural gas field. Net oil-equivalent production in 2013 averaged 23,000 barrels per day, composed of 119 million cubic feet of natural gas and 3,000 barrels of condensate. The Malampaya Phase 2 Project is designed to maintain capacity. During 2013, work progressed with two infill wells being completed. First production is expected to commence in first quarter 2014 with compression facilities to follow in 2015. Proved reserves have been recognized for this project.

     Chevron holds a 40 percent interest in an affiliate that develops and produces geothermal resources in southern Luzon, which supplies steam to third-party power generation facilities with a combined operating capacity of 692 megawatts. During 2013, the affiliate secured a renewable energy service contract for an additional 25 years. Chevron also has a 90 percent-owned and operated interest in the Kalinga geothermal prospect area in northern Luzon. In 2013, Chevron held negotiations to sell down equity to comply with local law and to secure a 25-year term for a renewable energy service contract. Negotiations are planned to continue into 2014. The company continues to assess the prospect area.

Indonesia: Chevron holds operated and nonoperated working interests in Indonesia. In Sumatra, the company holds a 100 percent-owned and operated interest in the Rokan PSC. The Siak PSC expired in November 2013. Chevron also operates four PSCs in the Kutei Basin, located offshore eastern Kalimantan. These interests range from 62 percent to 92.5 percent. Chevron also has a 25 percent nonoperated working interest in a joint venture in Block B in the South Natuna Sea and a 51 percent operated working interest in two exploration blocks in western Papua, West Papua I and West Papua III.
     The company’s net oil-equivalent production in 2013 from its interests in Indonesia averaged 193,000 barrels per day, composed of 156,000 barrels of liquids and 225 million cubic feet of natural gas. The largest producing field is Duri, located in the Rokan PSC. Duri has been under steamflood since 1985 and is one of the world’s largest steamflood developments. The company continues to implement projects designed to sustain production from existing reservoirs. The company progressed construction on the Duri Area 13 expansion project during 2013. First production occurred in second-half 2013, and ramp-up of production is expected through 2016. The Rokan PSC expires in 2021.
     During 2013, two deepwater natural gas development projects in the Kutei Basin progressed under a single plan of development. Collectively, these projects are referred to as the Indonesia Deepwater Development. One of these projects, Gendalo-Gehem, includes two separate hub developments, each with its own FPU, subsea drill centers, natural gas and condensate pipelines, and an onshore receiving facility. The project has a planned design capacity of 1.1 billion cubic feet of natural gas and 47,000 barrels of condensate per day. During 2013, the company received bids for all major contracts. A final investment decision is planned for 2014, but is subject to the timing of government approvals. The company’s working interest is approximately 63 percent. At the end of 2013, proved reserves had not been recognized for this project.
     The other project, Bangka, includes a subsea tieback to the West Seno FPU, with a planned design capacity of 115 million cubic feet of natural gas and 4,000 barrels of condensate per day. The company’s working interest is 62 percent. Bids were received on all major contracts during 2013. A final investment decision is planned for 2014, but is subject to the timing of government approvals. At year-end 2013, proved reserves had not been recognized for this project.
     In Sumatra, three exploration wells were drilled with one discovery. Further exploration and appraisal drilling is planned for 2014. In the West Papua exploration blocks, which are in close proximity to a third-party LNG facility, 2-D seismic data acquisition and processing was completed for West Papua III in 2013.
     In West Java, the company operates and holds a 95 percent interest in the Darajat geothermal field, which supplies steam to a power plant with a total operating capacity of 270 megawatts. Chevron also operates and holds a 100 percent interest in the Salak geothermal field in West Java, which supplies steam to a power plant with a total operating capacity of 377 megawatts. In the Suoh-Sekincau prospect area of South Sumatra, the company holds a 95 percent-owned and operated interest in a license to explore and develop a geothermal prospect.

Kurdistan Region of Iraq: The company operates and holds an 80 percent interest in two PSCs covering the Rovi and Sarta blocks.In June 2013, the company acquired the operatorship and an 80 percent interest in the Qara Dagh Block. The blocks cover a combined area of 444,000 acres. In second-half 2013, Chevron commenced exploration drilling in the Rovi and Sarta blocks, and drilling on two wells is expected to be completed in first quarter 2014. Acquisition of seismic data and further exploration drilling is planned during 2014.

Partitioned Zone (PZ): Chevron holds a concession to operate the Kingdom of Saudi Arabia's 50 percent interest in the hydrocarbon resources in the onshore area of the PZ between Saudi Arabia and Kuwait. The concession expires in 2039.
     During 2013, the company's average net oil-equivalent production was 87,000 barrels per day, composed of 84,000 barrels of crude oil and 19 million cubic feet of natural gas. During 2013, the company continued a steam injection pilot project in the First Eocene carbonate reservoir and achieved thermal maturity. A project to expand the steam injection pilot to the Second Eocene reservoir entered FEED in September 2013. Development planning also continued on a full-field steamflood application in the Wafra Field. The Wafra Steamflood Stage 1 Project has a planned design capacity of 80,000 barrels of crude oil per day and is expected to enter FEED in late 2014. At the end of 2013, proved reserves had not been recognized for any of these steamflood developments.
     Also in 2013, FEED activities continued on the Central Gas Utilization Project. The project is intended to increase natural gas utilization and eliminate routine flaring. A final investment decision is expected in late 2014. At year-end 2013, proved reserves had not been recognized for this project.

Australia

In Australia, the company’s upstream efforts are concentrated off the northwest coast. During 2013, the average net oil-equivalent production from Australia was 96,000 barrels per day.

INDIAN OCEAN
Crown
BROWSE BASIN
Kentish Knock
Kentish Knock South
Brederode
Arnhem
Vos
Pinhoe
Yellowglen
Chandon
Jansz-Io
Eurytion
Geryon
Urania
Elfin
Maenad
Orthrus
Achilles
Satyr
Clio
Sappho
Pontus
Gorgon
Dionysus
Chrysaor
West Tryal Rocks
Acme/ Acme West
Montague
Goodwyn
Echo Yodel
Wheatstone
Perseus
Egret
Hermes
Lambert
Angel
Cossack
Wanaea
Persephone
North Rankin
Goodwyn South
Rankin Dockrell
Iago
Dixon
Lady Nora
Wilcox
NORTH WEST SHELF
North West Shelf LNG
Barrow Island
Gorgon LNG
GREATER GORGON
Thevenard Island
Wheatstone LNG
Western Australia
Chevron Interest
Natural Gas Field
Crude Oil Field
Terminal

     Chevron holds a 47.3 percent ownership interest across most of the Greater Gorgon Area and is the operator of the Gorgon Project, which includes the development of the Gorgon and nearby Jansz-Io natural gas fields. The development includes a three-train, 15.6 million-metric-ton-per-year LNG facility, a carbon dioxide injection facility and a domestic natural gas plant. The total production capacity for the project is expected to be approximately 2.6 billion cubic feet of natural gas and 20,000 barrels of condensate per day. Gorgon plant start-up and first cargo is planned for mid-2015. Total estimated project costs for the first phase of development are $54 billion. Proved reserves have been recognized for this project. The project's estimated economic life exceeds 40 years from the time of start-up.
     Work on the Gorgon project continued during 2013 with approximately 75 percent of the project activities complete at year-end. Through early 2014, 20 of 21 Train 1 LNG plant modules had been delivered and installed at Barrow Island, with the final module expected to arrive by mid-year. In addition, installation activities were completed for the domestic gas pipeline from Barrow Island to the mainland, enabling delivery of commissioning gas. Progress continued on the construction of the LNG tanks and jetty, with completion of LNG Tank 1 expected in second-half 2014. Start-up of the first gas turbine generator, allowing first natural gas into the LNG plant, is planned for late 2014.

     Construction of the upstream facilities also advanced with 14 of the 18 subsea wells drilled and completed. The offshore pipelines from both fields to Barrow Island were completed in 2013. Infield flow lines and subsea structures continue to be installed in 2014. Perforation of all eight development wells in the Gorgon Field and completion of the Jansz-Io drilling program are expected in late 2014.
     Chevron has signed binding, long-term LNG Sales and Purchase Agreements with six Asian customers for delivery of about 4.8 million metric tons of LNG per year, which brings delivery commitments to 65 percent of Chevron’s share of LNG from this project. Discussions continue with potential customers to increase long-term sales to around 80 percent of Chevron’s net LNG offtake. Chevron also has binding long-term agreements for delivery of about 65 million cubic feet per day of natural gas to Western Australian natural gas consumers starting in 2015, and the company continues to market additional natural gas quantities from the Gorgon Project.
     The evaluation of expansion options to increase the production capacity of Gorgon is planned to continue in 2014.
     Chevron is the operator of the Wheatstone Project, which includes a two-train, 8.9 million-metric-ton-per-year LNG facility and a domestic gas plant located at Ashburton North, on the coast of Western Australia. The company plans to supply natural gas to the facilities from three company-operated licenses containing the Wheatstone and Iago fields. Chevron holds a 64.1 percent interest in the LNG facilities and an 80.2 percent interest in the offshore licenses. Total production capacity for the Wheatstone and Iago fields and nearby third-party fields is expected to be approximately 1.6 billion cubic feet of natural gas and 30,000 barrels of condensate per day. Start-up of the first train is expected in 2016. Total estimated costs for the foundation phase are $29 billion. Proved reserves have been recognized for this project. The project's estimated economic life exceeds 30 years from the time of start-up.
     In 2013, construction and fabrication activities progressed, with a focus on delivering site infrastructure to enable efficient plant construction. Offshore dredging, pipeline installation and drilling of development wells commenced during the year. Fabrication also progressed on key upstream components, including the offshore platform and subsea equipment. Delivery of the first Train 1 LNG plant modules is expected in second-half 2014, along with the installation of the offshore platform steel gravity-based structure, completion of the natural gas export trunkline and completion of the LNG Tank 1 foundation. The project was approximately 25 percent complete at year-end.
     The company also executed binding long-term Sales and Purchase Agreements with two Asian customers for the delivery of additional LNG. As of year-end 2013, 85 percent of Chevron’s equity LNG offtake is committed under long-term agreements with customers in Asia. In addition, the company continues to market its equity share of natural gas to Western Australia consumers.

     During 2013, the company announced two natural gas discoveries in the Carnarvon Basin. These include natural gas discoveries at the 50 percent-owned and operated Kentish Knock South prospect in Block WA-365-P and the 50 percent-owned and operated Elfin prospect in Block WA-268-P. These discoveries are expected to contribute to potential expansion opportunities at company-operated LNG projects.
     Chevron has a 16.7 percent nonoperated working interest in the North West Shelf (NWS) Venture in Western Australia. Daily net production in 2013 averaged 19,000 barrels of crude oil and condensate, 419 million cubic feet of natural gas, and 3,000 barrels of LPG. Approximately 70 percent of the natural gas was sold in the form of LNG to major utilities in Asia, primarily under long-term contracts. The remaining natural gas was sold to the Western Australia domestic market. The concession for the NWS Venture expires in 2034.
     Production commenced at the North Rankin 2 Project in fourth quarter 2013. The project is designed to recover remaining low-pressure natural gas from the North Rankin and Perseus fields to meet gas supply needs and maintain NWS daily production of about 2 billion cubic feet of natural gas and 39,000 barrels of condensate. The project's estimated economic life exceeds 20 years from the time of start-up.
     The company holds nonoperated working interests ranging from 24.8 percent to 50 percent in three blocks in the Browse Basin.
     In 2013, the company acquired nonoperated working interests in two onshore blocks covering 810,000 total acres in the Nappamerri Trough, located in the Cooper Basin region in central Australia. The acquisition includes a 30 percent interest in PEL 218 in South Australia and an 18 percent interest in ATP 855 in Queensland. Pending favorable results of an exploration drilling program, Chevron could earn nonoperated working interests of 60 percent in PEL 218 and 36 percent in ATP 855.
     In October 2013, the company acquired exploration interests in offshore Blocks EPP44 and EPP45, which span more than 8 million acres in the Bight Basin off the South Australian coast. Chevron is the operator and holds a 100 percent interest.

Europe

In Europe, the company is engaged in upstream activities in Bulgaria, Denmark, Lithuania, the Netherlands, Norway, Poland, Romania, Ukraine and the United Kingdom. Net oil-equivalent production in Europe averaged 94,000 barrels per day during 2013.

ICELAND
PL 527
PL 598
NORWEGIAN SEA
Draugen
FAROE ISLANDS
NORWAY
Rosebank
Clair
Shetland Islands
Captain
Alder
Britannia
Callanish
Alba
Brodgar
Erskine
DUC
DENMARK
Elgin/Franklin
Valdemar
Jade
Tyra
Halfdan
Dan
A/B
NORTH SEA
IRELAND
UNITED KINGDOM
GERMANY
NETHERLANDS
Chevron Interest
Crude Oil Field
Natural Gas Field

Denmark: Chevron holds a 12 percent nonoperated working interest in the Danish Underground Consortium (DUC), which produces crude oil and natural gas from 13 fields in the Danish North Sea. Net oil-equivalent production in 2013 from DUC averaged 28,000 barrels per day, composed of 19,000 barrels of crude oil and 55 million cubic feet of natural gas. The concession expires in 2042.

Netherlands: Chevron operates and holds interests ranging from 23.5 percent to 80 percent in 11 blocks in the Dutch sector of the North Sea. In 2013, the company’s net oil-equivalent production was 9,000 barrels per day, composed of 2,000 barrels of crude oil and 41 million cubic feet of natural gas. The company is evaluating these assets for possible divestment.

Norway: The company holds a 7.6 percent nonoperated working interest in the Draugen Field. The company’s net production averaged 2,000 barrels of oil-equivalent per day during 2013. The company is evaluating this asset for possible divestment. Chevron is the operator and has a 40 percent working interest in exploration licenses PL 527 and PL 598. Both licenses are in the deepwater portion of the Norwegian Sea.

United Kingdom: The company’s average net oil-equivalent production in 2013 from nine offshore fields was 55,000 barrels per day, composed of 40,000 barrels of liquids and 94 million cubic feet of natural gas. Most of the production was from three fields: the 85 percent-owned and operated Captain Field, the 23.4 percent-owned and operated Alba Field, and the 32.4 percent-owned and jointly operated Britannia Field.
     At the 73.7 percent-owned and operated Alder Project, FEED activities were completed and a final investment decision was made in late 2013. The project is proceeding as a single subsea well tied back to the existing Britannia platform and has a design capacity of 14,000 barrels of condensate and 110 million cubic feet of natural gas per day. First production is scheduled for 2016. The initial recognition of proved reserves occurred in 2013 for this project.
     Procurement and fabrication activities continued during 2013 for the Clair Ridge Project, located west of the Shetland Islands, in which the company has a 19.4 percent nonoperated working interest. The project is the second development phase of the Clair Field. Total design capacity is 120,000 barrels of crude oil and 100 million cubic feet of natural gas per day. The total estimated cost of the project is $7 billion. Production is scheduled to begin in 2016, and the project's estimated economic life exceeds 40 years from the time of start-up. Proved reserves have been recognized for the Clair Ridge Project.
     At the 40 percent-owned and operated Rosebank Project northwest of the Shetland Islands, the company continues to assess alternatives for the optimum development of the Rosebank Field. At the end of 2013, proved reserves had not been recognized for this project.
     An exploration well was drilled in License P1189, and the results of this well are under evaluation. In License P1191, 3-D seismic data was acquired to map the area southwest of the Rosebank Field. In the North Sea, an exploration well to further delineate the southern extension of the Jade Field was drilled in second-half 2013, and the results are under evaluation.

BALTIC SEA
LATVIA
RUSSIA
Rietavas
LITHUANIA
Vilnius
RUSSIA
BELARUS
POLAND
Warsaw
Grabowiec
Krasnik
Frampol
Zwierzyniec
Kiev
UKRAINE
Oleska
CZECH REPUBLIC
SLOVAKIA
AUSTRIA
HUNGARY
MOLDOVA
Barlad
SLOVENIA
ROMANIA
CROATIA
Block 17
Bucharest
Block 18
BOSNIA & HERZEGOVINA
Block 19
SERBIA
Block 1
ADRIATIC SEA
Sofia
BULGARIA
BLACK SEA
Chevron Interest
Successful Bidder

Bulgaria: In 2011, the Bulgarian government advised that Chevron had submitted a winning tender for an exploration permit in northeast Bulgaria. However, prior to execution of the license agreement, the government announced the withdrawal of the decision as the Bulgarian parliament imposed a ban on hydraulic fracturing. Chevron continues to work with the government of Bulgaria to provide the necessary assurances that shale hydrocarbons can be developed safely and responsibly.

Lithuania: Chevron holds a 50 percent interest in a Lithuanian exploration and production company. In 2013, two exploration wells were drilled in the 394,000-acre Rietavas Block, and the results of the wells are under evaluation. Drilling of a third exploration well commenced in January 2014 and is planned to be completed during second quarter 2014.

Poland: Chevron holds four shale concessions in southeast Poland (Frampol, Grabowiec, Krasnik and Zwierzyniec). All four exploration licenses are 100 percent-owned and operated and comprise a total of 1.1 million acres. In 2013, the first exploration wells were drilled in the Zwierzyniec and Krasnik concessions. A 3-D seismic survey is under way on the Grabowiec concession and is planned to be completed in second quarter 2014. Exploration activities are planned to continue during 2014.

Romania: The company holds a 100 percent interest in and operates the 1.6 million-acre Barlad Shale concession in northeast Romania. Drilling of the first exploration well is planned to commence in second quarter 2014. In addition, Chevron holds a 100 percent interest in and operates three concessions covering 670,000 acres in southeast Romania. In October 2013, the company commenced acquisition of 2-D seismic data across two of the three concessions.

Ukraine: In November 2013, Chevron signed a PSC with the government of Ukraine for a 50 percent interest in and operatorship of the 1.6 million acre Oleska Shale block in western Ukraine. As of early 2014, the Joint Operating Agreement terms were being negotiated.

Sales of Natural Gas and Natural Gas Liquids

The company sells natural gas and natural gas liquids from its producing operations under a variety of contractual arrangements. In addition, the company also makes third-party purchases and sales of natural gas and natural gas liquids in connection with its trading activities.
     During 2013, U.S. and international sales of natural gas were 5.5 billion and 4.3 billion cubic feet per day, respectively, which includes the company’s share of equity affiliates’ sales. Outside the United States, substantially all of the natural gas sales from the company’s producing interests are from operations in Australia, Bangladesh, Canada, Europe, Kazakhstan, Indonesia, Latin America, Myanmar, Nigeria, the Philippines and Thailand.
     U.S. and international sales of natural gas liquids were 142,000 and 88,000 barrels per day, respectively, in 2013. Substantially all of the international sales of natural gas liquids from the company's producing interests are from operations in Africa, Kazakhstan, Indonesia and the United Kingdom.
     Refer to “Selected Operating Data,” on page FS-10 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the company’s sales volumes of natural gas and natural gas liquids. Refer also to “Delivery Commitments” on page 7 for information related to the company’s delivery commitments for the sale of crude oil and natural gas.

Downstream

Refining Operations
At the end of 2013, the company had a refining network capable of processing nearly 2 million barrels of crude oil per day. Operable capacity at December 31, 2013, and daily refinery inputs for 2011 through 2013 for the company and affiliate refineries are summarized in the table below.
     Average crude oil distillation capacity utilization during 2013 was 84 percent, compared with 88 percent in 2012. At the U.S. refineries, crude oil distillation capacity utilization averaged 81 percent in 2013, compared with 87 percent in 2012. Chevron processes both imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for about 76 percent and 77 percent of Chevron’s U.S. refinery inputs in 2013 and 2012, respectively.
     At the Pascagoula Refinery, construction progressed during 2013 on a facility to produce approximately 25,000 barrels per day of premium base oil. Mechanical completion of the plant is expected in first quarter 2014, and ramp up to full production is planned during second quarter 2014.
     During 2013, work continued on projects to improve refinery flexibility and enhance the capability to process lower cost feedstocks. In early 2013, start-up was achieved on a project at the Pascagoula Refinery that provides additional flexibility to process a broader range of crudes. A project to improve flexibility at the Salt Lake City Refinery is scheduled to be completed by mid-2014.
     Outside the United States, GS Caltex, a 50 percent-owned affiliate, started commercial operations of a 53,000-barrel-per-day gas oil fluid catalytic cracking unit at the Yeosu Refinery in South Korea in second quarter 2013. In 2013, Caltex Australia Ltd., a 50 percent-owned affiliate, progressed its plans to convert the Kurnell, Australia, refinery to an import terminal in 2014. In February 2014, Singapore Refining Company, Chevron's 50 percent-owned joint venture, reached a final investment decision to install a gasoline clean fuels facility and cogeneration plant. Addition of the facilities is expected to increase the refinery's capability to produce higher value gasoline and improve energy efficiency.

Petroleum Refineries: Locations, Capacities and Inputs
(Crude-unit capacities and crude oil inputs in thousands of barrels per day; includes equity share in affiliates)

		December 31, 2013		Refinery Inputs
Locations		Number	Operable Capacity	2013	2012	2011

Pascagoula	Mississippi	1	330	304	335	327
El Segundo	California	1	269	235	265	244
Richmond	California	1	257	153	142	192
Kapolei	Hawaii	1	54	39	46	47
Salt Lake City	Utah	1	45	43	45	44
Total Consolidated Companies — United States		5	955	774	833	854
Pembroke[1]	United Kingdom	—	—	—	—	122
Map Ta Phut[2]	Thailand	1	165	161	95	—
Cape Town[3]	South Africa	1	110	78	79	77
Burnaby, B.C.	Canada	1	55	42	49	43
Total Consolidated Companies — International		3	330	281	223	242
Affiliates[2]	Various Locations	6	675	583	646	691
Total Including Affiliates — International		9	1,005	864	869	933
Total Including Affiliates — Worldwide		14	1,960	1,638	1,702	1,787

[1]	Pembroke was sold in August 2011.

[2]
As of June 2012, Star Petroleum Refining Company crude input volumes are reported on a consolidated basis. Prior to June 2012, crude volumes reflect a 64 percent equity interest and are reported in affiliates.

[3]
Chevron holds a controlling interest in the shares issued by Chevron South Africa (Pty) Limited, which owns the Cape Town Refinery. A consortium of South African partners owns preferred shares ultimately convertible to a 25 percent equity interest in Chevron South Africa (Pty) Limited.

Marketing Operations
The company markets petroleum products under the principal brands of “Chevron,” “Texaco” and “Caltex” throughout many parts of the world. The following table identifies the company’s and affiliates’ refined products sales volumes, excluding intercompany sales, for the three years ended December 31, 2013.
Refined Products Sales Volumes
(Thousands of Barrels per Day)

	2013	2012	2011
United States
Gasoline	613	624	649
Jet Fuel	215	212	209
Gas Oil and Kerosene	195	213	213
Residual Fuel Oil	69	68	87
Other Petroleum Products[1]	90	94	99
Total United States	1,182	1,211	1,257

International[2]
Gasoline	398	412	447
Jet Fuel	245	243	269
Gas Oil and Kerosene	510	496	543
Residual Fuel Oil	179	210	233
Other Petroleum Products[1]	197	193	200
Total International	1,529	1,554	1,692
Total Worldwide[2]	2,711	2,765	2,949

[1] Principally naphtha, lubricants, asphalt and coke.
[2] Includes share of affiliates’ sales:	471	522	556

     In the United States, the company markets under the Chevron and Texaco brands. At year-end 2013, the company supplied directly or through retailers and marketers approximately 8,050 Chevron- and Texaco-branded motor vehicle service stations, primarily in the southern and western states. Approximately 400 of these outlets are company-owned or -leased stations.
     Outside the United States, Chevron supplied directly or through retailers and marketers approximately 8,600 branded service stations, including affiliates. In British Columbia, Canada, the company markets under the Chevron brand. The company markets in Latin America using the Texaco brand. In the Asia-Pacific region, southern Africa, Egypt and Pakistan, the company uses the Caltex brand. The company also operates through affiliates under various brand names. In South Korea, the company operates through its 50 percent-owned affiliate, GS Caltex, and in Australia through its 50 percent-owned affiliate, Caltex Australia Limited.
     Chevron markets commercial aviation fuel at approximately 115 airports worldwide. The company also markets an extensive line of lubricant and coolant products under the product lines Havoline, Delo, Ursa, Meropa, Rando, Clarity and

Taro in the United States and worldwide under the three brands: Chevron, Texaco and Caltex.

Chemicals Operations
Chevron owns a 50 percent interest in its Chevron Phillips Chemical Company LLC (CPChem) affiliate. At the end of 2013, CPChem owned or had joint-venture interests in 35 manufacturing facilities and two research and development centers around the world.
     During 2013, CPChem progressed construction of a 1-hexene plant at the company’s Cedar Bayou complex in Baytown, Texas, with a design capacity of 250,000 metric tons per year. Start-up is expected in second quarter 2014. In October 2013, CPChem announced a final investment decision on its U.S. Gulf Coast Petrochemicals Project, which is expected to capitalize on advantaged feedstock sourced from shale gas development in North America. The $6 billion project includes an ethane cracker with an annual design capacity of 1.5 million metric tons of ethylene to be located at the Cedar Bayou complex in Baytown, Texas, and two polyethylene facilities to be located in Old Ocean, Texas, each with an annual design capacity of 500,000 metric tons.
     Chevron’s Oronite brand lubricant and fuel additives business is a leading developer, manufacturer and marketer of performance additives for lubricating oils and fuels. The company owns and operates facilities in Brazil, France, Japan, the Netherlands, Singapore and the United States and has equity interests in facilities in India and Mexico. Oronite lubricant additives are blended with refined base oil to produce finished lubricants, used primarily in engine applications such as passenger cars, heavy-duty diesel trucks, buses, ships, locomotives and motorcycles. Additives for fuels are blended to improve engine performance and extend engine life. In 2013, construction continued on a project to expand the capacity of the existing additives plant on Jurong Island in Singapore. Commercial operations are expected to begin by third quarter 2014. Upon start-up, the plant is expected to double its capacity since it was commissioned in 1999. In Gonfreville, France, a project to expand dispersant production by more than 25 percent was completed in third quarter 2013, and a project to effectively double detergent capacity began construction with expected completion in late 2014.

Transportation
Pipelines: Chevron owns and operates an extensive network of crude oil, natural gas, natural gas liquid, refined product and chemical pipelines and other infrastructure assets in the United States. The company also has direct and indirect interests in other U.S. and international pipelines. The company’s ownership interests in pipelines are summarized in the following table.

Pipeline Mileage at December 31, 2013

Net Mileage[1,2]
United States
Crude Oil	1,883
Natural Gas	2,638
Petroleum Products	4,395
Total United States	8,916
International
Crude Oil	667
Natural Gas	199
Petroleum Products	290
Total International	1,156
Worldwide	10,072

[1]	Includes company’s share of pipeline mileage owned by affiliates.

[2]	Excludes gathering pipelines relating to the crude oil and natural gas production function.

     The company is leading the construction of a 136-mile, 24-inch crude oil pipeline from the planned Jack/St. Malo deepwater production facility to a platform in Green Canyon Block 19 on the U.S. Gulf of Mexico shelf, where there is an interconnect to pipelines delivering crude oil into Texas and Louisiana. In early 2014, the company completed laying the pipe, which included the installation of two subsea connections for future tie-ins. All remaining work on the pipeline is expected to be completed by start-up of the production facility in late 2014.
     In June 2013, the company completed the sale of the 100 percent-owned and operated Northwest Products System.
     Refer to pages 15, 16 and 17 in the Upstream section for information on the Chad/Cameroon pipeline, the West African Gas Pipeline, the Baku-Tbilisi-Ceyhan Pipeline, the Western Route Export Pipeline and the Caspian Pipeline Consortium.

Shipping: All tankers in Chevron’s controlled seagoing fleet were utilized during 2013. During 2013, the company had 58 deep-sea vessels chartered on a voyage basis, or for a period of less than one year. The following table summarizes the capacity of the company’s controlled fleet.

Controlled Tankers at December 31, 20131

	U.S. Flag		Foreign Flag
		Cargo Capacity		Cargo Capacity
	Number	(Millions of Barrels)	Number	(Millions of Barrels)

Owned	—	—	1	1.0
Bareboat-Chartered	4	1.4	17	25.0
Time-Chartered[2]	3	1.0	9	8.5
Total	7	2.4	27	34.5

[1]	Consolidated companies only. Excludes tankers chartered on a voyage basis, those with dead-weight tonnage less than 25,000 and those used exclusively for storage.

[2]	Tankers chartered for more than one year.

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
     In 2013, the company took delivery of two vessels that included one bareboat charter VLCC and a dynamically positioned shuttle tanker. Progress continued on contracts in place for bareboat charters and new builds, to modernize the fleet and increase LNG coverage. The company also owns a one-sixth interest in each of seven LNG carriers transporting cargoes for the North West Shelf Venture in Australia.

Other Businesses

Mining: Chevron owns and operates the Questa molybdenum mine in New Mexico. At year-end 2013, Chevron had 160 million pounds of proven molybdenum reserves at Questa. Production and underground development at Questa continued at reduced levels in 2013 in response to weak prices for molybdenum.

Power and Energy Services: In 2014, Chevron Energy Solutions is being combined with Chevron Global Power Company. As the company's power and energy services provider, this business delivers comprehensive commercial, engineering and operational support services to improve power reliability and energy efficiency of Chevron operations worldwide. The responsibilities also include developing and building sustainable energy projects for the production of renewable power and to reduce energy costs that benefit third parties and the environment.

     This business also manages Chevron's interest in a variety of gas-fired and renewable power generation assets. The gas-fired cogeneration facilities produce electricity and steam and utilize recovered waste heat to support enhanced oil recovery operations. The renewable facilities consist of wind, geothermal, photovoltaic and solar-to-steam production assets.
     Chevron also has major geothermal operations in Indonesia and the Philippines and is evaluating several advanced solar technologies for use in oil field operations as part of its renewable energy strategy. For additional information on the company’s geothermal operations and renewable energy projects, refer to page 19 in the Upstream section and “Research and Technology” below.

Research and Technology: The company’s energy technology organization supports Chevron’s upstream and downstream businesses by conducting research, developing and qualifying technology, providing technical services, and providing competency development in earth sciences; reservoir and production engineering; drilling and completions; facilities engineering; manufacturing; process technology; catalysis; technical computing; and health, environment and safety disciplines. The information technology organization integrates computing, telecommunications, data management, security and network technology to provide a standardized digital infrastructure and enable Chevron’s global operations and business processes.
     Chevron's technology ventures group manages investments in venture capital and projects in emerging energy technologies and their integration into Chevron’s core businesses. As of the end of 2013, the ventures group continued to explore technologies such as next-generation biofuels, advanced solar and enhanced pipeline inspection methods, and made investments in the primary carbon market.
     Chevron’s research and development expenses were $750 million, $648 million and $627 million for the years 2013, 2012 and 2011, respectively.
     Some of the investments the company makes in the areas described above are in new or unproven technologies and business processes, and ultimate technical or commercial successes are not certain.

Environmental Protection: The company designs, operates and maintains its facilities to avoid potential spills or leaks and minimize the impact of those that may occur. Chevron requires its facilities and operations to have operating standards and processes and emergency response plans that address all credible and significant risks identified through site-specific risk and impact assessments. Chevron also requires that sufficient resources be available to execute these plans. In the unlikely event that a major spill or leak occurs, Chevron also maintains a Worldwide Emergency Response Team comprised of employees who are trained in various aspects of emergency response, including post-incident remediation.

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
     Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on page FS-15 for additional information on environmental matters and their impact on Chevron, and on the company's 2013 environmental expenditures. Refer to page FS-15 and Note 23 on page FS-55 for a discussion of environmental remediation provisions and year-end reserves. Refer also to Item 1A. Risk Factors on pages 27 through 29 for a discussion of greenhouse gas regulation and climate change.

Website Access to SEC Reports
The company’s website is www.chevron.com. Information contained on the company’s website is not part of this Annual Report on Form 10-K. The company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the company’s website soon after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). The reports are also available on the SEC’s website at www.sec.gov.

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
     For information concerning some of the litigation in which the company is involved, including information relating to Ecuador matters, see Note 14 to the Consolidated Financial Statements, beginning on page FS-39.
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
     In certain locations, governments have imposed or proposed restrictions on the company’s operations, export and exchange controls, burdensome taxes, and public disclosure requirements that might harm the company’s competitiveness or relations with other governments or third parties. In other countries, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries, and internal unrest, acts of violence or strained relations between a government and the company or other governments may adversely affect the company’s operations. Those developments have, at times, significantly affected the company’s related operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries. At December 31, 2013, 21 percent of the company’s net proved reserves were located in Kazakhstan. The company also has significant interests in OPEC-member countries, including Angola, Nigeria and Venezuela, and in the Partitioned Zone between Saudi Arabia and Kuwait. Twenty-one percent of the company’s net proved reserves, including affiliates, were located in OPEC countries at December 31, 2013.
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
The location and character of the company’s crude oil, natural gas and mining properties and its refining, marketing, transportation and chemicals facilities are described on page 3 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (“Disclosure by Registrants Engaged in Oil and Gas Producing Activities”) is also contained in Item 1 and in Tables I through VII on pages FS-59 through FS-71. Note 13, “Properties, Plant and Equipment,” to the company’s financial statements is on page FS-39.

Item 3. Legal Proceedings

Ecuador: Information related to Ecuador matters is included in Note 14 to the Consolidated Financial Statements under the heading Ecuador, beginning on page FS-39.

Certain Governmental Proceedings:
     As initially disclosed in the first quarter 2011 Form 10-Q, the Environmental Protection Agency (EPA) indicated that it would assess the company's Salt Lake City Refinery a civil penalty for alleged violations of federal requirements and Utah's air quality laws. These alleged violations were the subject of an August 20, 2008, EPA Notice of Violation (NOV) for which no penalty was assessed at the time. On October 21, 2013, the U.S. District Court in Utah entered a Consent Decree resolving the NOV. Pursuant to the Consent Decree, Chevron paid a penalty of $384,000 and agreed to implement certain other measures.
     On August 6, 2012, a piping failure and fire occurred at the Chevron U.S.A. Inc. refinery in Richmond, California. Various federal, state, and local agencies initiated investigations as a result of the incident. Based on its civil investigation, the United States EPA issued a Finding of Violations (FOV) to Chevron on December 17, 2013, which includes 62 findings of alleged noncompliance at the refinery. The majority of these findings relate to the August 2012 fire and alleged violations of chemical-accident-prevention laws, but the FOV also addresses a number of release-reporting issues, some of which are unrelated to the fire. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
     In July 2009, the Hawaii Department of Health (DOH) alleged that Chevron is obligated to pay stipulated civil penalties in conjunction with commitments Chevron undertook to install and operate certain air emission control equipment at its Hawaii Refinery pursuant to a Clean Air Act settlement with the United States EPA and the DOH. The company has disputed many of the allegations. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
     As initially disclosed in the 2012 Form 10-K, in September and November 2012, Chevron's Richmond Refinery received from the Bay Area Air Quality Management District (BAAQMD) proposals to resolve 47 alleged NOVs related to air quality regulations. In December 2012, a settlement agreement was finalized covering 28 of those NOVs for payment of $145,600 in civil penalties. The company reached a settlement agreement with BAAQMD and paid $190,000 in civil penalties to resolve 17 of the remaining NOVs, and the BAAQMD has informed the company that it will not seek penalties for the last two remaining NOVs.
     On June 10, 2013, the company received correspondence from the California Air Resources Board regarding an alleged violation of California's Regulation for the Mandatory Reporting of Greenhouse Gas Emissions based on alleged delay in the reporting of emissions data for Chevron's San Joaquin Valley Business Unit. Chevron has reached an agreement-in-principle with the California Air Resources Board under which the company would pay a $328,500 civil penalty to resolve the alleged violations.
     The California Air Resources Board (CARB) has alleged that greenhouse gas (GHG) emissions reported by Chevron’s El Segundo Refinery for the 2011 calendar year contained an error in violation of California’s GHG reporting regulation, and that the reporting error resulted in an over-allocation of GHG allowances. The company has reached an agreement-in-

principle with the CARB under which Chevron would pay a $364,500 civil penalty to resolve the alleged violations.
     As initially disclosed in the third quarter 2013 Form 10-Q, in July 2013, Chevron Products Company, a division of Chevron U.S.A. Inc., received a NOV from the CARB for the Richmond and Montebello (California) terminals alleging the selling or offering for sale of gasoline containing more than the maximum allowable ethanol content. Resolution of the alleged violation may result in the payment of a civil penalty of $100,000 or more.
     On October 18, 2013, the CARB issued a Notice of Violation alleging that Chevron’s San Diego terminal sold gasoline with less than the required detergent content for 34 months from 2010 to 2012. Resolution of the alleged violation may result in the payment of a civil penalty of $100,000 or more.
     On December 18, 2013, EPA declared certain renewable fuel credits (also referred to as Renewable Identification Numbers or RINs) generated by E-Biofuel to be invalid. The company previously submitted RINs generated by E-Biofuel for 2012 compliance with federal renewable fuels requirements. Under current EPA policy, the company's earlier submittal of those now-invalid RINs generated by E-Biofuel may result in the payment of a civil penalty of $100,000 or more.
     As previously disclosed in the third quarter 2013 Form 10-Q, Chevron U.S.A. Inc. has participated in settlement discussions and received a proposed settlement agreement from the South Coast Air Quality Management District to resolve alleged violations of the El Segundo Refinery's Clean Air Act Title V Operating Permit. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
     The State of New Mexico provided to Chevron a NOV on December 11, 2013, alleging that the flaring of fuel gas that occurred during periodic compressor purging events at the Chevron Buckeye CO2 plant resulted in hourly air emissions during these events in excess of the plant permit limits and alleging that the company had failed to timely report these excess emissions. The resolution of this NOV may result in the payment of a civil penalty of $100,000 or more.
     As initially disclosed in the second quarter 2013 Form 10-Q, Chevron Pipe Line Company (CPL) received a NOV from the Utah Division of Water Quality (DWQ) in April 2013 alleging state law violations resulting from a pipeline spill near Willard Bay State Park, Utah. CPL has concluded a settlement agreement with the DWQ and the Utah Department of Natural Resources, State Parks and Recreation Division to resolve these alleged violations, which includes a monetary penalty of $350,000 as well as $5 million for environmentally beneficial mitigation projects and for lost use damages.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. § 229.104) is included in Exhibit 95 of this Annual Report on Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information on Chevron’s common stock market prices, dividends, principal exchanges on which the stock is traded and number of stockholders of record is contained in the Quarterly Results and Stock Market Data tabulations, on page FS-19.

Chevron Corporation Issuer Purchases of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased[1,2]	per Share	Announced Program	the Program[2]
Oct. 1 - Oct. 31, 2013	3,936,342	$119.22	3,935,677	—
Nov. 1 - Nov. 30, 2013	4,700,264	120.10	4,699,917	—
Dec. 1 - Dec. 31, 2013	1,739,623	124.34	1,739,623	—
Total Oct. 1 - Dec. 31, 2013	10,376,229	$120.48	10,375,217	—

1
Includes common shares repurchased from company employees for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of the employee stock options. The options were issued to and exercised by management under Chevron long-term incentive plans and Unocal stock option plans.

2
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of December 31, 2013, 139,340,805 shares had been acquired under this program (some pursuant to a Rule 10b5-1 plan and some pursuant to accelerated share repurchase plans) for $15 billion at an average price of approximately $108 per share.

Item 6. Selected Financial Data
The selected financial data for years 2009 through 2013 are presented on page FS-58.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Supplementary Data is presented on page FS-1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The company’s discussion of interest rate, foreign currency and commodity price market risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial and Derivative Instrument Market Risk,” beginning on page FS-13 and in Note 10 to the

Consolidated Financial Statements, “Financial and Derivative Instruments,” beginning on page FS-34.

Item 8. Financial Statements and Supplementary Data
The index to Management’s Discussion and Analysis, Consolidated Financial Statements and Supplementary Data is presented on page FS-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2013.

(b) Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2013.
     The effectiveness of the company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included on page FS-21.

(c) Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     On May 14, 2013, COSO published an updated Internal Control — Integrated Framework (2013) and related illustrative documents. As of December 31, 2013, the company is utilizing the original framework published in 1992. The transition period for adoption of the updated framework ends December 15, 2014.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant at February 21, 2014
The Executive Officers of the Corporation consist of the Chairman of the Board, the Vice Chairman of the Board and such other officers of the Corporation who are members of the Executive Committee.

Name	Age	Current and Prior Positions (up to five years)	Current Areas of Responsibility
J.S. Watson	57	Chairman of the Board and Chief Executive Officer (since 2010)	Chief Executive Officer
		Vice Chairman of the Board (2009)
		Executive Vice President (2008 to 2009)
G.L. Kirkland	63	Vice Chairman of the Board and Executive Vice President (since 2010) Executive Vice President (2005 through 2009)	Vice Chairman of the Board and Executive Vice President
M.K. Wirth	53	Executive Vice President (since 2006)	Worldwide Refining, Marketing and Lubricants; Chemicals
R.I. Zygocki	56	Executive Vice President (since 2011) Vice President, Policy, Government and Public Affairs (2007 through 2011)	Strategy and Planning; Health, Environment and Safety; Policy, Government and Public Affairs; Mining
J.C. Geagea	54
Senior Vice President, Technology, Projects and Services
   (since 2014)
Corporate Vice President and President, Gas and Midstream
(2012 through 2013)
Managing Director, Asia South Business Unit (2008 through 2011)
			Technology; Project Resources Company; Procurement
J.W. Johnson	54	Senior Vice President, Upstream (since 2014) President, Europe, Eurasia and Middle East Exploration and Production (2011 through 2013) Managing Director, Eurasia Business Unit (2008 to 2011)	Worldwide Exploration and Production Activities
P.R. Breber	49
Corporate Vice President and President, Gas and Midstream
   (since 2014)
Managing Director, Asia South Business Unit (2012 through 2013)
Deputy Managing Director, Asia South Business Unit (2011)
Vice President and Treasurer (2009 to 2011)
			Worldwide Natural Gas Commercialization; Supply and Trading Activities, including Natural Gas Trading; Shipping; Pipeline; and Power and Energy Services
P.E. Yarrington	57	Vice President and Chief Financial Officer (since 2009)	Finance
R.H. Pate	51	Vice President and General Counsel (since 2009) Partner and Head of Global Competition Practice of Hunton & Williams LLP, a major U.S. law firm (2005 to 2009)	Law, Governance and Compliance

     The information about directors required by Item 401 (a), (d), (e) and (f) of Regulation S-K and contained under the heading “Election of Directors” in the Notice of the 2014 Annual Meeting and 2014 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the company’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), is incorporated by reference into this Annual Report on Form 10-K.
     The information required by Item 405 of Regulation S-K and contained under the heading “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
     The information required by Item 406 of Regulation S-K and contained under the heading “Corporate Governance — Business Conduct and Ethics Code” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
     The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Corporate Governance — Board Committees” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
     There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last fiscal year.

Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K and contained under the headings “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
     The information required by Item 407(e)(4) of Regulation S-K and contained under the heading “Corporate Governance — Board Committees” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
     The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Corporate Governance — Management Compensation Committee Report” in the 2014 Proxy Statement is incorporated herein by reference into this Annual Report on Form 10-K. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2014 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K and contained under the heading “Stock Ownership Information — Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
     The information required by Item 201(d) of Regulation S-K and contained under the heading “Equity Compensation Plan Information” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K and contained under the heading “Corporate Governance — Transactions with Related Parties” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
     The information required by Item 407(a) of Regulation S-K and contained under the heading “Corporate Governance — Director Independence” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A and contained under the heading “Board Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:
Included on page 36 is Schedule II - Valuation and Qualifying Accounts.

(3) Exhibits:
The Exhibit Index on pages E-1 through E-2 lists the exhibits that are filed as part of this report.

Schedule II — Valuation And Qualifying Accounts (Millions Of Dollars)

	Year Ended December 31
	2013	2012	2011
Employee Termination Benefits
Balance at January 1	$30	$63	$145
(Reductions) additions charged to expense	(6)	3	—
Payments	(10)	(36)	(82)
Balance at December 31	$14	$30	$63

Allowance for Doubtful Accounts
Balance at January 1	$155	$167	$239
Additions (reductions) to expense	1	(4)	4
Bad debt write-offs	(61)	(8)	(76)
Balance at December 31	$95	$155	$167

Deferred Income Tax Valuation Allowance*
Balance at January 1	$15,443	$11,096	$9,185
Additions to deferred income tax expense	2,665	5,471	2,216
Reduction of deferred income tax expense	(937)	(1,124)	(305)
Balance at December 31	$17,171	$15,443	$11,096

* See also Note 15 to the Consolidated Financial Statements, beginning on page FS-43.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2014.

Chevron Corporation
By	/s/ JOHN S. WATSON
John S. Watson, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2014.

Principal Executive Officers
(and Directors)	Directors

/s/JOHN S. WATSON John S. Watson, Chairman of the Board and Chief Executive Officer	LINNET F. DEILY* Linnet F. Deily

/s/GEORGE L. KIRKLAND George L. Kirkland, Vice Chairman of the Board	ROBERT E. DENHAM* Robert E. Denham

ALICE P. GAST* Alice P. Gast

ENRIQUE HERNANDEZ, JR.* Enrique Hernandez, Jr.

Principal Financial Officer	JON M. HUNTSMAN, JR.* Jon M. Huntsman, Jr.

/s/PATRICIA E. YARRINGTON Patricia E. Yarrington, Vice President and Chief Financial Officer	CHARLES W. MOORMAN* Charles W. Moorman KEVIN W. SHARER* Kevin W. Sharer

Principal Accounting Officer

/s/MATTHEW J. FOEHR Matthew J. Foehr, Vice President and Comptroller	JOHN G. STUMPF* John G. Stumpf RONALD D. SUGAR* Ronald D. Sugar

*By: /s/LYDIA I. BEEBE Lydia I. Beebe, Attorney-in-Fact	CARL WARE* Carl Ware

Financial Table of Contents

FS-2	FS-27

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Notes to the Consolidated Financial Statements
Key Financial Results FS-2	Note 1	Summary of Significant Accounting Policies FS-27
Earnings by Major Operating Area FS-2	Note 2	Changes in Accumulated Other Comprehensive Losses FS-29
Business Environment and Outlook FS-2	Note 3	Noncontrolling Interests FS-30
Operating Developments FS-5	Note 4	Information Relating to the Consolidated Statement of Cash Flows FS-30
Results of Operations FS-6	Note 5	Summarized Financial Data – Chevron U.S.A. Inc. FS-31
Consolidated Statement of Income FS-9	Note 6	Summarized Financial Data – Chevron Transport Corporation Ltd. FS-31
Selected Operating Data FS-10	Note 7	Summarized Financial Data – Tengizchevroil LLP FS-32
Liquidity and Capital Resources FS-11	Note 8	Lease Commitments FS-32
Financial Ratios FS-13	Note 9	Fair Value Measurements FS-32
Guarantees, Off-Balance-Sheet Arrangements and Contractual Obligations, and Other Contingencies FS-13	Note 10	Financial and Derivative Instruments FS-34
Financial and Derivative Instrument Market Risk FS-13	Note 11	Operating Segments and Geographic Data FS-35
Transactions With Related Parties FS-14	Note 12	Investments and Advances FS-37
Litigation and Other Contingencies FS-14	Note 13	Properties, Plant and Equipment FS-39
Environmental Matters FS-15	Note 14	Litigation FS-39
Critical Accounting Estimates and Assumptions FS-15	Note 15	Taxes FS-43
New Accounting Standards FS-18	Note 16	Short-Term Debt FS-45
Quarterly Results and Stock Market Data FS-19	Note 17	Long-Term Debt FS-46
	Note 18	New Accounting Standards FS-46
	Note 19	Accounting for Suspended Exploratory Wells FS-46
FS-20	Note 20	Stock Options and Other Share-Based Compensation FS-47
	Note 21	Employee Benefit Plans FS-48
	Note 22	Equity FS-54
Consolidated Financial Statements	Note 23	Other Contingencies and Commitments FS-54
Reports of Management FS-20	Note 24	Asset Retirement Obligations FS-56
Report of Independent Registered Public Accounting Firm FS-21	Note 25	Other Financial Information FS-57
Consolidated Statement of Income FS-22	Note 26	Assets Held for Sale FS-57
Consolidated Statement of Comprehensive Income FS-23	Note 27	Earnings Per Share FS-57
Consolidated Balance Sheet FS-24
Consolidated Statement of Cash Flows FS-25	Five-Year Financial Summary FS-58
Consolidated Statement of Equity FS-26	Supplemental Information on Oil and Gas Producing Activities FS-59

Management's Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results

Millions of dollars, except per-share amounts	2013	2012	2011
Net Income Attributable to
Chevron Corporation	$21,423	$26,179	$26,895
Per Share Amounts:
Net Income Attributable to
Chevron Corporation
– Basic	$11.18	$13.42	$13.54
– Diluted	$11.09	$13.32	$13.44
Dividends	$3.90	$3.51	$3.09
Sales and Other
Operating Revenues	$220,156	$230,590	$244,371
Return on:
Capital Employed	13.5%	18.7%	21.6%
Stockholders’ Equity	15.0%	20.3%	23.8%
Earnings by Major Operating Area
Millions of dollars	2013	2012	2011
Upstream
United States	$4,044	$5,332	$6,512
International	16,765	18,456	18,274
Total Upstream	20,809	23,788	24,786
Downstream
United States	787	2,048	1,506
International	1,450	2,251	2,085
Total Downstream	2,237	4,299	3,591
All Other	(1,623)	(1,908)	(1,482)
Net Income Attributable to
Chevron Corporation[1,2]	$21,423	$26,179	$26,895
[1] Includes foreign currency effects:	$474	$(454)	$121
[2] Income net of tax, also referred to as “earnings” in the discussions that follow.

Refer to the “Results of Operations” section beginning on page FS-6 for a discussion of financial results by major operating area for the three years ended December 31, 2013.

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
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the “Results of Operations” section beginning on page FS-6 for discussions of net gains on asset sales during 2013. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. The Brent price averaged $109 per barrel for the full-year 2013, compared to $112 in 2012. As of mid-February 2014, the Brent price was $109 per barrel. The majority of the company’s equity crude production is priced based on the Brent benchmark. The WTI price averaged $98 per barrel for the full-year 2013, compared to $94 in 2012. As of mid-February 2014, the WTI price was $100 per barrel. WTI continued to trade at a discount to Brent in 2013 due to historically high inventories stemming from strong growth in domestic production and limitations on outbound pipeline capacity from the U.S. midcontinent. After narrowing during the first six months of 2013, the WTI discount slowly widened into the fourth quarter as seasonal refinery turnarounds contributed to surplus supply conditions for WTI, while Brent prices were supported by supply disruptions due to international events.
A differential in crude oil prices exists between high-quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). During 2013, the differential between North American light and heavy crude oil remained below historical norms due to growth in U.S. light sweet crude production in the midcontinent region and pipeline capacity constraints at Cushing. Outside of North America, the light-heavy crude differential narrowed modestly in 2013 as supply disruptions in key producing countries tightened light sweet crude markets and additional heavy crude oil conversion capacity came online.
Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page FS-10 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the United States, prices at Henry Hub averaged $3.70 per thousand cubic feet (MCF) during 2013, compared with $2.71 during 2012. As of mid-February 2014, the Henry Hub spot price was $5.53 per

Management's Discussion and Analysis of Financial Condition and Results of Operations

MCF. Fluctuations in the price of natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged about $5.91 per MCF during 2013, compared with $5.99 per MCF during 2012. (See page FS-10 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in 2013 averaged 2.597 million barrels per day. About one-fifth of the company’s net oil-equivalent production in 2013 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production in 2013 or 2012. At their December 2013 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.
The company estimates that oil-equivalent production in 2014 will average approximately 2.610 million barrels per day, based on an average Brent price of $109 per barrel for the full-year 2013. This estimate is subject to many factors and uncertainties, including quotas that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

Refer to the “Results of Operations” section on pages FS-6 through FS-8 for additional discussion of the company’s upstream business.
Refer to Table V beginning on page FS-64 for a tabulation of the company’s proved net oil and gas reserves by geographic area, at the beginning of 2011 and each year-end from 2011 through 2013, and an accompanying discussion of major changes to proved reserves by geographic area for the three-year period ending December 31, 2013.
On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. On March 14, 2012, the company identified a small, second seep in a different part of the field. No evidence of any coastal or wildlife impacts related to these seeps have emerged. A Brazilian federal district prosecutor filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. On October 1, 2013, the Court dismissed the two civil lawsuits and approved a settlement under which Chevron and its consortium partners agreed to spend approximately $43 million on social and environmental programs. On November 11, 2013, the Court announced that the settlement is final. The federal district prosecutor also filed criminal charges against Chevron and eleven Chevron employees. On February 19, 2013, the court dismissed the criminal matter, and on appeal, the appellate court reinstated two of the ten allegations, specifically those charges alleging environmental damage and failure to provide timely notification to authorities. The company is assessing its legal options. The company’s ultimate exposure related to the incident is not currently determinable, but could be significant to net income in any one period.

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
Refer to the “Results of Operations” section on pages FS-6 through FS-8 for additional discussion of the company’s downstream operations.

All Other consists of mining operations, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies.

Operating Developments
Key operating developments and other events during 2013 and early 2014 included the following:

Upstream
Angola First shipment of liquefied natural gas was made from the Angola LNG project.
Argentina Signed agreements advancing the Loma Compana Project to develop the Vaca Muerta Shale.
Australia Signed binding long-term LNG Sales and Purchase Agreements with two Asian customers. Binding long-term agreements now cover approximately 85 percent of Chevron’s equity LNG offtake from the Wheatstone Project.
Announced two natural gas discoveries in the Carnarvon Basin. These include discoveries at the 50 percent-owned and operated Kentish Knock South prospect in Block WA-365-P and the 50 percent-owned and operated Elfin prospect in Block
WA-268-P.
Reached agreement to acquire interests in two onshore natural gas blocks in the Cooper Basin region of central Australia.
Acquired exploration interests in two blocks located in the deepwater Bight Basin offshore South Australia.
Brazil Confirmed the start of crude oil production from the Papa-Terra Field.
Awarded participation in a deepwater block in the Ceará Basin.
Canada Announced an agreement to acquire additional, complementary acreage in the Duvernay Shale.
Announced the successful conclusion of the initial twelve-well exploration drilling program in the liquids-rich portion of the Duvernay Shale located in western Canada.
Kurdistan Region of Iraq Announced the acquisition of an 80 percent interest and operatorship of the Qara Dagh Block.
Republic of the Congo Announced the final investment decision on the deepwater Moho Nord Project.
United States Announced a joint development agreement for additional Delaware Basin acreage and access to related infrastructure.
Announced a crude oil discovery at the Coronado prospect in the deepwater Gulf of Mexico.
Announced a successful production test of a St. Malo well in the deepwater Gulf of Mexico.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Downstream
South Korea The company's 50 percent-owned GS Caltex affiliate started commercial operations of its gas oil fluid catalytic cracking unit at the Yeosu Refinery.
United States The company's 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) announced a final investment decision on its U.S. Gulf Coast Petrochemicals Project. This project will include an ethane cracker with an annual design capacity of 1.5 million metric tons per year and two polyethylene facilities, each with an annual design capacity of 500,000 metric tons per year.
CPChem announced plans to expand annual ethylene production by 200 million pounds at its Sweeny complex in Old Ocean, Texas.

Other
Common Stock Dividends The quarterly common stock dividend was increased by 11.1 percent in April 2013 to $1.00 per common share, making 2013 the 26th consecutive year that the company increased its annual dividend payment.
Common Stock Repurchase Program The company purchased $5.0 billion of its common stock in 2013 under its share repurchase program. The program began in 2010 and has no set term or monetary limits.

Results of Operations
Major Operating Areas The following section presents the results of operations and variances on an after-tax basis for the company’s business segments – Upstream and Downstream – as well as for “All Other.” Earnings are also presented for the U.S. and international geographic areas of the Upstream and Downstream business segments. Refer to Note 11, beginning on page FS-35, for a discussion of the company’s “reportable segments.” This section should also be read in conjunction with the discussion in “Business Environment and Outlook” on pages FS-2 through FS-5.

U.S. Upstream

Millions of dollars	2013	2012	2011
Earnings	$4,044	$5,332	$6,512
U.S. upstream earnings of $4.0 billion in 2013 decreased $1.3 billion from 2012, primarily due to higher operating, depreciation and exploration expenses of $420 million, $350 million, and $190 million, respectively, and lower crude oil production of $170 million. Higher natural gas realizations of approximately $200 million were mostly offset by lower crude oil realizations of $170 million.
U.S. upstream earnings of $5.3 billion in 2012 decreased $1.2 billion from 2011, primarily due to lower natural gas and crude oil realizations of $340 million and $200 million, respectively, lower crude oil production of $240 million, and lower gains on asset sales of $180 million.
The company’s average realization for U.S. crude oil and natural gas liquids in 2013 was $93.46 per barrel, compared with $95.21 in 2012 and $97.51 in 2011. The average natural gas realization was $3.37 per thousand cubic feet in 2013, compared with $2.64 and $4.04 in 2012 and 2011, respectively.
Net oil-equivalent production in 2013 averaged 657,000 barrels per day, essentially unchanged from 2012 and down 3 percent from 2011. Between 2013 and 2012, new production in the Marcellus Shale in western Pennsylvania and the Delaware Basin in New Mexico, along with the absence of weather-related downtime in the Gulf of Mexico, was largely offset by normal field declines. The decrease in production between 2012 and 2011 was associated with normal field declines and an absence of volumes associated with Cook Inlet, Alaska, assets sold in 2011. Partially offsetting this decrease was a ramp-up of projects in the Gulf of Mexico and Marcellus Shale and improved operational performance in the Gulf of Mexico. The net liquids component of oil-equivalent production for 2013 averaged 449,000 barrels per day, down 1 percent from 2012 and 3 percent from 2011. Net natural gas production averaged about 1.2 billion cubic feet per day in 2013, up approximately 4 percent from 2012 and down about 3 percent from 2011. Refer to the “Selected Operating Data” table on page FS-10 for a three-year comparative of production volumes in the United States.

International Upstream

Millions of dollars	2013	2012	2011
Earnings*	$16,765	$18,456	$18,274

*Includes foreign currency effects:	$559	$(275)	$211
International upstream earnings were $16.8 billion in 2013 compared with $18.5 billion in 2012. The decrease was mainly due to the absence of 2012 gains of approximately
$1.4 billion on an asset exchange in Australia and $600
million on the sale of an equity interest in the Wheatstone
Project, lower crude oil prices of $500 million, and higher operating expense of $400 million. Partially offsetting these effects were lower income tax expenses of $430 million. Foreign currency effects increased earnings by $559 million in 2013, compared with a decrease of $275 million a year earlier.
International upstream earnings were $18.5 billion in 2012 compared with $18.3 billion in 2011. The increase was mainly due to the gain of approximately $1.4 billion on an asset exchange in Australia, higher natural gas realizations of about $610 million and the nearly $600 million gain on sale of an equity interest in the Wheatstone Project. Mostly offsetting these effects were lower crude oil volumes of about $1.3 billion and higher exploration expenses of about $430 million. Foreign currency effects decreased earnings by $275 million in 2012, compared with an increase of $211 million a year earlier.
The company’s average realization for international crude oil and natural gas liquids in 2013 was $100.26 per barrel, compared with $101.88 in 2012 and $101.53 in 2011. The average natural gas realization was $5.91 per thousand cubic feet in 2013, compared with $5.99 and $5.39 in 2012 and 2011, respectively.

International net oil-equivalent production of 1.94 million barrels per day in 2013 decreased 1 percent from 2012 and decreased about 3 percent from 2011. Project ramp-ups in Nigeria and Angola in 2013 were more than offset by normal field declines. The decline between 2012 and 2011 was a result of new production in Thailand and Nigeria in 2012 being more than offset by normal field declines, the shut-in of the Frade Field in Brazil and a major planned turnaround at Tengizchevroil.
The net liquids component of international oil-equivalent production was 1.3 million barrels per day in 2013, a decrease of approximately 2 percent from 2012 and a decrease of approximately 7 percent from 2011. International net natural gas production of 3.9 billion cubic feet per day in 2013 was up 2 percent from 2012 and up 8 percent from 2011.
Refer to the “Selected Operating Data” table, on page FS-10, for a three-year comparative of international production volumes.

U.S. Downstream

Millions of dollars	2013	2012	2011
Earnings	$787	$2,048	$1,506

U.S. downstream operations earned $787 million in 2013, compared with $2.0 billion in 2012. The decrease was mainly due to lower margins on refined product sales of $860 million and higher operating expenses of $600 million reflecting repair and maintenance activities at the company's refineries. The decrease was partially offset by higher earnings of $150 million from the 50 percent-owned CPChem.
U.S. downstream operations earned $2.0 billion in 2012, compared with $1.5 billion in 2011. The increase was mainly due to higher margins on refined products sales of $520 and higher earnings of $140 from CPChem. These benefits were partly offset by higher operating expenses of $130 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Refined product sales of 1.18 million barrels per day in 2013 declined 2 percent, mainly reflecting lower gas oil, kerosene and gasoline sales. Sales volumes of refined products were 1.21 million barrels per day in 2012, a decrease of 4 percent from 2011, mainly reflecting lower gasoline and fuel oil sales. U.S. branded gasoline sales of 517,000 barrels per day in 2013 were essentially unchanged from 2012 and 2011.
Refer to the “Selected Operating Data” table on page FS-10 for a three-year comparison of sales volumes of gasoline and other refined products and refinery input volumes.

International Downstream

Millions of dollars	2013	2012	2011
Earnings*	$1,450	$2,251	$2,085

*Includes foreign currency effects:	$(76)	$(173)	$(65)
International downstream earned $1.5 billion in 2013, compared with $2.3 billion in 2012. Earnings decreased due to lower gains on asset sales of $540 million and higher income tax expenses of $110 million. Foreign currency effects decreased earnings by $76 million in 2013, compared to $173 million a year earlier.
International downstream earned 2.3 billion in 2012, compared with $2.1 billion in 2011. Earnings increased due to a favorable change in effects on derivative instruments of $190 million and higher margins on refined product sales of $100 million. Foreign currency effects decreased earnings by $173 million in 2012, compared with a decrease of $65 million a year earlier.

     Total refined product sales of 1.53 million barrels per day in 2013 declined 2 percent from 2012, mainly reflecting lower fuel oil and gasoline sales. Sales of 1.55 million barrels per day in 2012 declined 8 percent from 2011, primarily related to the third quarter 2011 sale of the company’s refining and marketing assets in the United Kingdom and Ireland. Excluding the impact of 2011 asset sales, sales volumes were flat between the comparative periods.

Refer to the “Selected Operating Data” table, on page FS-10, for a three-year comparison of sales volumes of gasoline and other refined products and refinery input volumes.

All Other

Millions of dollars	2013	2012	2011
Net charges*	$(1,623)	$(1,908)	$(1,482)

*Includes foreign currency effects:	$(9)	$(6)	$(25)
All Other includes mining operations, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies.
Net charges in 2013 decreased $285 million from 2012, mainly due to lower corporate tax items and other corporate charges.
Net charges in 2012 increased $426 million from 2011, mainly due to higher environmental reserves additions, corporate tax items and other corporate charges, partially offset by lower employee compensation and benefits expenses.

Consolidated Statement of Income
Comparative amounts for certain income statement categories are shown below:

Millions of dollars	2013	2012	2011
Sales and other operating revenues	$220,156	$230,590	$244,371

Sales and other operating revenues decreased in 2013 mainly due to lower refined product prices and lower crude oil volumes and prices. The decrease between 2012 and 2011 was mainly due to the 2011 sale of the company’s refining and marketing assets in the United Kingdom and Ireland, and lower crude oil volumes.

Millions of dollars	2013	2012	2011
Income from equity affiliates	$7,527	$6,889	$7,363

Income from equity affiliates increased in 2013 from 2012 mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar in Venezuela, and higher earnings from CPChem, partially offset by 2013 impairments of power-related affiliates.
Income from equity affiliates decreased in 2012 from 2011 mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan as a result of lower crude oil production, and higher operating expenses at Angola LNG Limited and Petropiar in Venezuela. Downstream-related earnings were higher between comparative periods, primarily due to higher margins at CPChem.
Refer to Note 12, beginning on page FS-37, for a discussion of Chevron’s investments in affiliated companies.

Millions of dollars	2013	2012	2011
Other income	$1,165	$4,430	$1,972

Other income of $1.2 billion in 2013 included net gains from asset sales of $710 million before-tax. Other income in 2012 and 2011 included net gains from asset sales of $4.2 billion and $1.5 billion before-tax, respectively. Interest income was approximately $136 million in 2013, $166 million in 2012 and $145 million in 2011. Foreign currency effects increased other income by $103 million in 2013, while decreasing other income by $207 million in 2012 and increasing other income by $103 million in 2011.

Millions of dollars	2013	2012	2011
Purchased crude oil and products	$134,696	$140,766	$149,923
Crude oil and product purchases of $134.7 billion were down in 2013 mainly due to lower prices for refined products and lower volumes for crude oil, partially offset by higher refined product volumes. Crude oil and product purchases in 2012 decreased by $9.2 billion from the prior year mainly due to the 2011 sale of the company’s refining and marketing assets in the United Kingdom and Ireland and lower natural gas prices.

Millions of dollars	2013	2012	2011
Operating, selling, general and administrative expenses	$29,137	$27,294	$26,394

Operating, selling, general and administrative expenses increased $1.8 billion between 2013 and 2012 due to higher employee compensation and benefits costs of $720 million, construction and maintenance expenses of $590 million, and professional services costs of $500 million.
Operating, selling, general and administrative expenses increased $900 million between 2012 and 2011 mainly due to higher contract labor and professional services of $590 million, and higher employee compensation and benefits of $280 million.

Millions of dollars	2013	2012	2011
Exploration expense	$1,861	$1,728	$1,216

Exploration expenses in 2013 increased from 2012 mainly due to higher charges for well write-offs.
Exploration expenses in 2012 increased from 2011 mainly due to higher geological and geophysical costs and well write-offs.

Millions of dollars	2013	2012	2011
Depreciation, depletion and amortization	$14,186	$13,413	$12,911

The increase in 2013 from 2012 was mainly due to higher depreciation rates for certain oil and gas producing fields, higher upstream impairments and higher accretion expense, partially offset by lower production levels. The increase in 2012 from 2011 was mainly due to higher depreciation rates for certain oil and gas producing fields, partially offset by lower production levels.

Millions of dollars	2013	2012	2011
Taxes other than on income	$13,063	$12,376	$15,628

Taxes other than on income increased in 2013 from 2012 mainly due to the consolidation of the 64 percent-owned Star Petroleum Refining Company, beginning June 2012, and higher consumer excise taxes in the United States. Taxes other than on income decreased in 2012 from 2011 primarily due to lower import duties in the United Kingdom reflecting the sale of the company’s refining and marketing assets in the United Kingdom and Ireland in 2011. Partially offsetting the decrease were excise taxes associated with consolidation of Star Petroleum Refining Company beginning June 2012.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Millions of dollars	2013	2012	2011
Income tax expense	$14,308	$19,996	$20,626

Effective income tax rates were 40 percent in 2013, 43 percent in 2012 and 43 percent in 2011. The decrease in the effective tax rate between 2013 and 2012 was primarily due to a lower effective tax rate in international upstream operations. The lower international upstream effective tax rate was driven by a greater portion of equity income in 2013 than in 2012 (equity income is included as part of before-tax income and is generally recorded net of income taxes) and foreign currency remeasurement impacts.
The rate was unchanged between 2012 and 2011. The impact of lower effective tax rates in international upstream operations was offset by foreign currency remeasurement impacts between periods. For international upstream, the lower effective tax rates in the 2012 period were driven primarily by the effects of asset sales, one-time tax benefits and reduced withholding taxes, which were partially offset by a lower utilization of tax credits during the year.

Selected Operating Data1,2

	2013	2012	2011
U.S. Upstream
Net Crude Oil and Natural Gas
Liquids Production (MBPD)	449	455	465
Net Natural Gas Production (MMCFPD)[3]	1,246	1,203	1,279
Net Oil-Equivalent Production (MBOEPD)	657	655	678
Sales of Natural Gas (MMCFPD)	5,483	5,470	5,836
Sales of Natural Gas Liquids (MBPD)	17	16	15
Revenues From Net Production
Liquids ($/Bbl)	$93.46	$95.21	$97.51
Natural Gas ($/MCF)	$3.37	$2.64	$4.04
International Upstream
Net Crude Oil and Natural Gas
Liquids Production (MBPD)[4]	1,282	1,309	1,384
Net Natural Gas Production (MMCFPD)[3]	3,946	3,871	3,662
Net Oil-Equivalent Production (MBOEPD)
Production (MBOEPD)[4]	1,940	1,955	1,995
Sales of Natural Gas (MMCFPD)	4,251	4,315	4,361
Sales of Natural Gas Liquids (MBPD)	26	24	24
Revenues From Liftings
Liquids ($/Bbl)	$100.26	$101.88	$101.53
Natural Gas ($/MCF)	$5.91	$5.99	$5.39
Worldwide Upstream
Net Oil-Equivalent Production (MBOEPD) [4]
United States	657	655	678
International	1,940	1,955	1,995
Total	2,597	2,610	2,673
U.S. Downstream
Gasoline Sales (MBPD)[5]	613	624	649
Other Refined Product Sales (MBPD)	569	587	608
Total Refined Product Sales (MBPD)	1,182	1,211	1,257
Sales of Natural Gas Liquids (MBPD)	125	141	146
Refinery Input (MBPD)	774	833	854
International Downstream
Gasoline Sales (MBPD)[5]	398	412	447
Other Refined Product Sales (MBPD)	1,131	1,142	1,245
Total Refined Product Sales (MBPD)[6]	1,529	1,554	1,692
Sales of Natural Gas Liquids (MBPD)	62	64	63
Refinery Input (MBPD)[7]	864	869	933

[1]	Includes company share of equity affiliates.
[2]
MBPD – thousands of barrels per day; MMCFPD – millions of cubic feet per day; MBOEPD – thousands of barrels of oil-equivalents per day; Bbl – Barrel; MCF - Thousands of cubic feet. Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of oil.

[3]	Includes natural gas consumed in operations (MMCFPD):
	United States [8]	72	65	69
	International [8]	452	457	447
[4]	Includes: Canada – synthetic oil	43	43	40
	Venezuela affiliate – synthetic oil	25	17	32
[5]	Includes branded and unbranded gasoline.
[6]	Includes sales of affiliates (MBPD):	471	522	556
[7]	As of June 2012, Star Petroleum Refining Company crude-input volumes are reported on a 100 percent consolidated basis. Prior to June 2012, crude-input volumes reflect a 64 percent equity interest.
[8]	2012 and 2011 conform to 2013 presentation.

Liquidity and Capital Resources
Cash, Cash Equivalents, Time Deposits and Marketable Securities Total balances were $16.5 billion and $21.9 billion at December 31, 2013 and 2012, respectively. Cash provided by operating activities in 2013 was $35.0 billion, compared with $38.8 billion in 2012 and $41.1 billion in 2011. Cash provided by operating activities was net of contributions to employee pension plans of approximately $1.2 billion, $1.2 billion and $1.5 billion in 2013, 2012 and 2011, respectively. Cash provided by investing activities included proceeds and deposits related to asset sales of $1.1 billion in 2013, $2.8 billion in 2012, and $3.5 billion in 2011.
Restricted cash of $1.2 billion and $1.5 billion at December 31, 2013 and 2012, respectively, was held in cash and short-term marketable securities and recorded as “Deferred charges and other assets” on the Consolidated Balance Sheet. These amounts are generally associated with tax payments, upstream abandonment activities, funds held in escrow for asset acquisitions and capital investment projects.
Dividends Dividends paid to common stockholders were $7.5 billion in 2013, $6.8 billion in 2012 and $6.1 billion in 2011. In April 2013, the company increased its quarterly dividend by 11.1 percent to $1.00 per common share.
Debt and Capital Lease Obligations Total debt and capital lease obligations were $20.4 billion at December 31, 2013, up from $12.2 billion at year-end 2012.
The $8.2 billion increase in total debt and capital lease obligations during 2013 included a $6 billion bond issuance in June 2013, timed in part to take advantage of historically low interest rates. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $8.4 billion at December 31, 2013, compared with $6.0 billion at year-end 2012. Of these amounts, $8.0 billion and $5.9 billion were reclassified to long-term at the end of each period, respectively. At year-end 2013, settlement of these obligations was not expected to require the use of working capital in 2014, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
Chevron has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation and Texaco Capital Inc. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard & Poor’s Corporation and Aa1 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard &

Poor’s and P-l by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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
Committed Credit Facilities Information related to committed credit facilities is included in Note 16 to the Consolidated Financial Statements, Short-Term Debt, beginning on page FS-45.
Common Stock Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During 2013, the company purchased 41.6 million common shares for $5.0 billion. From the inception of the program through 2013, the company had purchased 139.3 million shares for $15.0 billion.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital and Exploratory Expenditures

	2013			2012			2011
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream[1]	$8,480	$29,378	$37,858	$8,531	$21,913	$30,444	$8,318	$17,554	$25,872
Downstream	1,986	1,189	3,175	1,913	1,259	3,172	1,461	1,150	2,611
All Other	821	23	844	602	11	613	575	8	583
Total	$11,287	$30,590	$41,877	$11,046	$23,183	$34,229	$10,354	$18,712	$29,066
Total, Excluding Equity in Affiliates	$10,562	$28,617	$39,179	$10,738	$21,374	$32,112	$10,077	$17,294	$27,371
1 Excludes the acquisition of Atlas Energy, Inc. in 2011.

Capital and Exploratory Expenditures Total expenditures for 2013 were $41.9 billion, including $2.7 billion for the company’s share of equity-affiliate expenditures, which did not require cash outlays by the company. In 2012 and 2011, expenditures were $34.2 billion and $29.1 billion, respectively, including the company’s share of affiliates’ expenditures of $2.1 billion and $1.7 billion, respectively.
Expenditures for 2013 include approximately $4 billion for major resource acquisitions in Argentina, Australia, the Permian Basin and the Kurdistan Region of Iraq, along with additional acreage in the Duvernay Shale and interests in the Kitimat LNG Project in Canada. In addition, work progressed on a number of major capital projects, particularly two Australian LNG projects and two deepwater Gulf of Mexico projects.
Of the $41.9 billion of expenditures in 2013, 90 percent, or $37.9 billion, was related to upstream activities. Approximately,

89 percent was expended for upstream operations in 2012 and 2011. International upstream accounted for 78 percent of the worldwide upstream investment in 2013, 72 percent in 2012 and 68 percent in 2011. These amounts exclude the acquisition of Atlas Energy, Inc. in 2011.
The company estimates that 2014 capital and exploratory expenditures will be $39.8 billion, including $4.8 billion of spending by affiliates. Approximately 90 percent of the total, or $35.8 billion, is budgeted for exploration and production activities. Approximately $27.9 billion, or 78 percent, of this amount is for projects outside the United States. Spending in 2014 is primarily focused on major development projects in Angola, Argentina, Australia, Canada, Kazakhstan, Nigeria, Republic of the Congo, Russia, the United Kingdom and the U.S. Also included is funding for enhancing recovery and mitigating natural field declines for currently-producing assets, and for focused exploration and appraisal activities.
Worldwide downstream spending in 2014 is estimated at $3.1 billion, with $1.8 billion for projects in the United States. Major capital outlays include projects under construction at refineries in the United States and expansion of additives production capacity in Singapore. Additional investments are expected to be funded by CPChem for chemicals projects in the United States.
Investments in technology companies, power and energy services, and other corporate businesses in 2014 are budgeted at $1 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.3 billion at both December 31, 2013 and 2012. Distributions to noncontrolling interests totaled $99 million and $41 million in 2013 and 2012, respectively.

Pension Obligations Information related to pension plan contributions is included on page FS-53 in Note 21 to the Consolidated Financial Statements under the heading “Cash Contributions and Benefit Payments.”

Financial Ratios
Financial Ratios

	At December 31
	2013	2012	2011
Current Ratio	1.5	1.6	1.6
Interest Coverage Ratio	126.2	191.3	165.4
Debt Ratio	12.1%	8.2%	7.7%
Current Ratio – current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio in all periods was adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At year-end 2013, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $9.1 billion.
Interest Coverage Ratio – income before income tax expense, plus interest and debt expense and amortization of capitalized interest, less net income attributable to noncontrolling interests, divided by before-tax interest costs. This ratio indicates the company’s ability to pay interest on outstanding debt. The company’s interest coverage ratio in 2013 was lower than 2012 and 2011 due to lower income.
Debt Ratio – total debt as a percentage of total debt plus Chevron Corporation Stockholders' Equity, which indicates the company’s leverage. The company's debt ratio in 2013 was higher than 2012 and 2011 due to higher debt, partially offset by a higher stockholders' equity balance.

Guarantees, Off-Balance-Sheet Arrangements and Contractual Obligations, and Other Contingencies
Direct Guarantees

Millions of dollars	Commitment Expiration by Period
			2015–	2017–	After
	Total	2014	2016	2018	2018
Guarantee of non- consolidated affiliate or joint-venture obligations	$524	$38	$76	$76	$334
The company’s guarantee of $524 million is associated with certain payments under a terminal use agreement entered into by an equity affiliate. Over the approximate 14-year remaining term of the guarantee, the maximum guarantee amount will be reduced as certain fees are paid by the affiliate. There are numerous cross-indemnity agreements with the affiliate and the other partners to permit recovery of amounts paid under the guarantee. Chevron has recorded no liability for its obligation under this guarantee.
Indemnifications Information related to indemnifications is included on page FS-55 in Note 23 to the Consolidated Financial Statements under the heading “Indemnifications.”
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain other contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’

financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate approximate amounts of required payments under these various commitments are: 2014 – $4.2 billion; 2015 – $4.5 billion; 2016 – $3.2 billion; 2017 – $2.6 billion; 2018 – $2.2 billion; 2019 and after – $6.9 billion. A portion of these commitments may ultimately be shared with project partners. Total payments under the agreements were approximately $3.6 billion in 2013, $3.6 billion in 2012 and $6.6 billion in 2011.
The following table summarizes the company’s significant contractual obligations:
Contractual Obligations1

Millions of dollars	Payments Due by Period
			2015–	2017–	After
	Total	2014	2016	2018	2018
On Balance Sheet:[2]
Short-Term Debt[3]	$374	$374	$—	$—	$—
Long-Term Debt[3]	19,960	—	8,750	4,000	7,210
Noncancelable Capital Lease Obligations	177	45	52	34	46
Interest	2,611	335	659	606	1,011
Off Balance Sheet:
Noncancelable Operating Lease Obligations	3,709	798	1,327	778	806
Throughput and Take-or-Pay Agreements[4]	15,320	2,679	4,372	2,587	5,682
Other Unconditional Purchase Obligations[4]	8,257	1,527	3,386	2,188	1,156

[1]	Excludes contributions for pensions and other postretirement benefit plans. Information on employee benefit plans is contained in Note 21 beginning on page FS-48.

[2]
Does not include amounts related to the company’s income tax liabilities associated with uncertain tax positions. The company is unable to make reasonable estimates of the periods in which these liabilities may become payable. The company does not expect settlement of such liabilities will have a material effect on its consolidated financial position or liquidity in any single period.

[3]
$8.0 billion of short-term debt that the company expects to refinance is included in long-term debt. The repayment schedule above reflects the projected repayment of the entire amounts in the 2015–2016 period.

[4]
Does not include commodity purchase obligations that are not fixed or determinable. These obligations are generally monetized in a relatively short period of time through sales transactions or similar agreements with third parties. Examples include obligations to purchase LNG, regasified natural gas and refinery products at indexed prices.

Financial and Derivative Instrument Market Risk
The market risk associated with the company’s portfolio of financial and derivative instruments is discussed on the next page. The estimates of financial exposure to market risk do not represent the company’s projection of future market changes. The actual impact of future market changes could differ materially due to factors discussed elsewhere in this report, including those set forth under the heading “Risk Factors” in Part I, Item 1A, of the company’s 2013 Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Derivative Commodity Instruments Chevron is exposed to market risks related to the price volatility of crude oil, refined products, natural gas, natural gas liquids, liquefied natural gas and refinery feedstocks. The company uses derivative commodity instruments to manage these exposures on a portion of its activity, including firm commitments and anticipated transactions for the purchase, sale and storage of crude oil, refined products, natural gas, natural gas liquids and feedstock for company refineries. The company also uses derivative commodity instruments for limited trading purposes. The results of these activities were not material to the company’s financial position, results of operations or cash flows in 2013.
The company’s market exposure positions are monitored on a daily basis by an internal Risk Control group in accordance with the company’s risk management policies, which have been approved by the Audit Committee of the company’s Board of Directors.
Derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value of Chevron’s derivative commodity instruments in 2013 was not material to the company's results of operations.
The company uses the Monte Carlo simulation method with a 95 percent confidence level as its Value-at-Risk (VaR) model to estimate the maximum potential loss in fair value from the effect of adverse changes in market conditions on derivative commodity instruments held or issued. A one-day holding period is used on the assumption that market-risk positions can be liquidated or hedged within one day. Based on these inputs, the VaR for the company's primary risk exposures in the area of derivative commodity instruments at December 31, 2013 and 2012 was not material to the company's cash flows or results of operations.

Foreign Currency The company may enter into foreign currency derivative contracts to manage some of its foreign currency exposures. These exposures include revenue and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. The foreign currency derivative contracts, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. There were no open foreign currency derivative contracts at December 31, 2013.
Interest Rates The company may enter into interest rate swaps from time to time as part of its overall strategy to manage the interest rate risk on its debt. Interest rate swaps, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. At year-end 2013, the company had no interest rate swaps.

Transactions With Related Parties
Chevron enters into a number of business arrangements with related parties, principally its equity affiliates. These arrangements include long-term supply or offtake agreements and long-term purchase agreements. Refer to “Other Information” in Note 12 of the Consolidated Financial Statements, page FS-38, for further discussion. Management believes these agreements have been negotiated on terms consistent with those that would have been negotiated with an unrelated party.

Litigation and Other Contingencies
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page FS-39 in Note 14 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included in Note 14 to the Consolidated Financial Statements under the heading “Ecuador,” beginning on page FS-39.
Environmental The following table displays the annual changes to the company’s before-tax environmental remediation reserves, including those for federal Superfund sites and analogous sites under state laws.

Millions of dollars	2013	2012	2011
Balance at January 1	$1,403	1,403.844	$1,507
Net Additions	488	428.475	343
Expenditures	(435)	(429)	(446)
Balance at December 31	$1,456	$1,403	$1,404

The company records asset retirement obligations when there is a legal obligation associated with the retirement of long-lived assets and the liability can be reasonably estimated. These asset retirement obligations include costs related to environmental issues. The liability balance of approximately $14.3 billion for asset retirement obligations at year-end 2013 related primarily to upstream properties.
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
Refer to the discussion below for additional information on environmental matters and their impact on Chevron, and on the company's 2013 environmental expenditures. Refer to Note 23 on pages FS-55 through FS-56 for additional discussion of environmental remediation provisions and year-end reserves. Refer also to Note 24 on page FS-56 for additional discussion of the company's asset retirement obligations.
Suspended Wells Information related to suspended wells is included in Note 19 to the Consolidated Financial Statements, Accounting for Suspended Exploratory Wells, beginning on page FS-46.
Income Taxes Information related to income tax contingencies is included on pages FS-43 through FS-45 in Note 15 and pages FS-54 through FS-55 in Note 23 to the Consolidated Financial Statements under the heading “Income Taxes.”
Other Contingencies Information related to other contingencies is included on page FS-56 in Note 23 to the Consolidated Financial Statements under the heading “Other Contingencies.”

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
Using definitions and guidelines established by the American Petroleum Institute, Chevron estimated its worldwide environmental spending in 2013 at approximately $2.7 billion for its consolidated companies. Included in these expenditures were approximately $1.0 billion of environmental capital expenditures and $1.7 billion of costs associated with the prevention, control, abatement or elimination of hazardous substances and pollutants from operating, closed or divested sites, and the abandonment and restoration of sites.
For 2014, total worldwide environmental capital expenditures are estimated at $1.1 billion. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

1.
Amortization - Proved reserves are used in amortizing capitalized costs related to oil and gas producing activities on the unit-of-production (UOP) method. Capitalized exploratory drilling and development costs are depreciated on a UOP basis using proved developed reserves. Acquisition costs of proved properties are amortized on a UOP basis using total proved reserves. During 2013, Chevron's UOP Depreciation, Depletion and Amortization (DD&A) for oil and gas properties was $11.6 billion, and proved developed reserves at the beginning of 2013 were 4.8 billion barrels. If the estimates of proved reserves used in the UOP calculations for consolidated operations had been lower by 5 percent across all oil and gas properties, UOP DD&A in 2013 would have increased by approximately $600 million.

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
Refer to Table V, “Reserve Quantity Information,” beginning on page FS-64, for the changes in proved reserve estimates for the three years ending December 31, 2013, and to Table VII, “Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves” on page FS-72 for estimates of proved reserve values for each of the three years ended December 31, 2013.
This Oil and Gas Reserves commentary should be read in conjunction with the Properties, Plant and Equipment section of Note 1 to the Consolidated Financial Statements, beginning on page FS-27, which includes a description of the “successful efforts” method of accounting for oil and gas exploration and production activities.
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
Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters, such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles, and the outlook for global or regional market supply-and-demand conditions for crude oil, natural gas, commodity chemicals and refined products. However, the impairment reviews and calculations are based on assumptions that are consistent with the company’s business plans and long-term investment decisions. Refer also to the discussion of impairments of properties, plant and equipment in Note 9 beginning on page FS-33 and to the section on Properties, Plant and Equipment in Note 1, "Summary of Significant Accounting Policies," beginning on page FS-27.
No material individual impairments of PP&E or Investments were recorded for the three years ending December 31, 2013. A sensitivity analysis of the impact on earnings for these periods if other assumptions had been used in impairment reviews and impairment calculations is not practicable, given the broad range of the company’s PP&E and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions might have avoided the need to impair any assets in these periods, whereas unfavorable changes might have caused an additional unknown number of other assets to become impaired.
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
Asset Retirement Obligations In the determination of fair value for an asset retirement obligation (ARO), the company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates, and the expected impact of advances in technology and process improvements. A sensitivity analysis of the ARO impact on earnings for 2013 is not practicable, given the broad range of the company's long-lived assets and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect. Refer to Note 24 on page FS-56 for additional discussions on asset retirement obligations.
Pension and Other Postretirement Benefit Plans Note 21, beginning on page FS-48, includes information on the funded status of the company’s pension and other postretirement benefit (OPEB) plans reflected on the Consolidated Balance Sheet; the components of pension and OPEB expense reflected on the Consolidated Statement of Income; and the related underlying assumptions.
The determination of pension plan expense and obligations is based on a number of actuarial assumptions. Two critical assumptions are the expected long-term rate of return on plan assets and the discount rate applied to pension plan obligations. Critical assumptions in determining expense and obligations for OPEB plans, which provide for certain health care and life insurance benefits for qualifying retired employees and which are not funded, are the discount rate and the assumed health care cost-trend rates. Information related to the Company’s processes to develop these assumptions is included on page FS-48 in Note 21 under the relevant headings. Actual rates may vary significantly from estimates because of unanticipated changes in the world's financial markets.
For 2013, the company used an expected long-term rate of return of 7.5 percent and a discount rate of 3.6 percent for U.S. pension plans. For the 10 years ending December 31, 2013, actual asset returns averaged 6.4 percent for the plan. The actual return for 2013 was more than 7.5 percent and was associated with a continuing recovery in the financial markets during the year. Additionally, with the exception of two other years within this 10-year period, actual asset returns for this plan equaled or exceeded 7.5 percent.
Total pension expense for 2013 was $1.3 billion. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 1 percent increase in this assumption for the company’s primary U.S. pension plan, which accounted for about 59 percent of companywide pension expense, would have reduced total pension plan expense for 2013 by approximately $85 million. A 1 percent increase in the discount rate for this same plan would have reduced pension expense for 2013 by approximately $190 million.
The aggregate funded status recognized at December 31, 2013, was a net liability of approximately $2.4 billion. An increase in the discount rate would decrease the pension obligation, thus changing the funded status of a plan. At December 31, 2013, the company used a discount rate of

Management's Discussion and Analysis of Financial Condition and Results of Operations

4.3 percent to measure the obligations for the U.S. pension plans. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 0.25 percent increase in the discount rate applied to the company’s primary U.S. pension plan, which accounted for about 59 percent of the companywide pension obligation, would have reduced the plan obligation by approximately $345 million, which would have increased the plan’s overfunded status from approximately $0.4 billion to $0.7 billion.
For the company’s OPEB plans, expense for 2013 was $218 million, and the total liability, which reflected the unfunded status of the plans at the end of 2013, was $3.1 billion. For the main U.S. OPEB plan, the company used a 3.9 percent discount rate to measure expense in 2013, and a 4.7 percent discount rate to measure the benefit obligations at December 31, 2013. Discount rate changes, similar to those used in the pension sensitivity analysis, resulted in an immaterial impact on 2013 OPEB expense and OPEB liabilities at the end of 2013. For information on the sensitivity of the health care cost-trend rate, refer to FS-51 in Note 21 under the heading “Other Benefit Assumptions.”
Differences between the various assumptions used to determine expense and the funded status of each plan and actual experience are included in actuarial gain/loss. Refer to page FS-50 in Note 21 for a description of the method used to amortize the $5.2 billion of before-tax actuarial losses recorded by the company as of December 31, 2013, and an estimate of the costs to be recognized in expense during 2014. In addition, information related to company contributions is included on Page FS-53 in Note 21 under the heading “Cash Contributions and Benefit Payments.”
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
Under the accounting rules, a liability is generally recorded for these types of contingencies if management determines the loss to be both probable and estimable. The company generally reports these losses as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income. An exception to this handling is for income tax matters, for which benefits are recognized only if management determines the tax position is “more likely than not” (i.e., likelihood greater than 50 percent) to be allowed by the tax jurisdiction. For additional discussion of income tax uncertainties, refer to Note 23 beginning on page FS-54. Refer also to the business segment discussions elsewhere in this section for the effect on earnings from losses associated with certain litigation, environmental remediation and tax matters for the three years ended December 31, 2013.
An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in recording these liabilities is not practicable because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss.

New Accounting Standards
Refer to Note 18, on page FS-46 in the Notes to Consolidated Financial Statements, for information regarding new accounting standards.

Quarterly Results and Stock Market Data
Unaudited

	2013				2012
Millions of dollars, except per-share amounts	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Revenues and Other Income
Sales and other operating revenues[1]	$53,950	$56,603	$55,307	$54,296	$56,254	$55,660	$59,780	58,896
Income from equity affiliates	1,824	1,635	1,784	2,284	1,815	1,274	2,091	$1,709
Other income	384	265	278	238	2,483	1,110	737	100
Total Revenues and Other Income	56,158	58,503	57,369	56,818	60,552	58,044	62,608	60,705
Costs and Other Deductions
Purchased crude oil and products	32,691	34,822	34,273	32,910	33,959	33,982	36,772	36,053
Operating expenses	6,521	6,066	6,278	5,762	6,273	5,694	5,420	5,183
Selling, general and administrative expenses	1,176	1,197	1,139	998	1,182	1,352	1,250	940
Exploration expenses	726	559	329	247	357	475	493	403
Depreciation, depletion and amortization	3,635	3,658	3,412	3,481	3,554	3,370	3,284	3,205
Taxes other than on income[1]	3,211	3,366	3,349	3,137	3,251	3,239	3,034	2,852
Total Costs and Other Deductions	47,960	49,668	48,780	46,535	48,576	48,112	50,253	48,636
Income Before Income Tax Expense	8,198	8,835	8,589	10,283	11,976	9,932	12,355	12,069
Income Tax Expense	3,240	3,839	3,185	4,044	4,679	4,624	5,123	5,570
Net Income	$4,958	$4,996	$5,404	$6,239	$7,297	$5,308	$7,232	$6,499
Less: Net income attributable to noncontrolling interests	28	46	39	61	52	55	22	28
Net Income Attributable to Chevron Corporation	$4,930	$4,950	$5,365	$6,178	$7,245	$5,253	$7,210	$6,471
Per Share of Common Stock
Net Income Attributable to Chevron Corporation
– Basic	$2.60	$2.58	$2.80	$3.20	$3.73	$2.71	$3.68	$3.30
– Diluted	$2.57	$2.57	$2.77	$3.18	$3.70	$2.69	$3.66	$3.27
Dividends	$1.00	$1.00	$1.00	$0.90	$0.90	$0.90	$0.90	$0.81
Common Stock Price Range – High[2]	$125.65	$127.83	$127.40	$121.56	$118.38	$118.53	$108.79	$112.28
– Low[2]	$114.44	$117.22	$114.12	$108.74	$100.66	$103.29	$95.73	$102.08
[1] Includes excise, value-added and similar taxes:	$2,128	$2,223	$2,108	$2,033	$2,131	$2,163	$1,929	$1,787
[2] Intraday price.
The company’s common stock is listed on the New York Stock Exchange (trading symbol: CVX). As of February 10, 2014, stockholders of record numbered approximately 160,000. There are no restrictions on the company’s ability to pay dividends.

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

Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2013.
     On May 14, 2013, COSO published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. As of December 31, 2013, the company is utilizing the original framework published in 1992. The transition period for adoption of the updated framework ends December 15, 2014.
     The effectiveness of the company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

John S. Watson	Patricia E. Yarrington	Matthew J. Foehr
Chairman of the Board	Vice President	Vice President
and Chief Executive Officer	and Chief Financial Officer	and Comptroller

February 21, 2014

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

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, equity and of cash flows present fairly, in all material respects, the financial position of Chevron Corporation and its subsidiaries at December 31, 2013, and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis,

San Francisco, California
February 21, 2014

Consolidated Statement of Income
Millions of dollars, except per-share amounts

	Year ended December 31
	2013	2012	2011
Revenues and Other Income
Sales and other operating revenues*	$220,156	$230,590	$244,371
Income from equity affiliates	7,527	6,889	7,363
Other income	1,165	4,430	1,972
Total Revenues and Other Income	228,848	241,909	253,706
Costs and Other Deductions
Purchased crude oil and products	134,696	140,766	149,923
Operating expenses	24,627	22,570	21,649
Selling, general and administrative expenses	4,510	4,724	4,745
Exploration expenses	1,861	1,728	1,216
Depreciation, depletion and amortization	14,186	13,413	12,911
Taxes other than on income*	13,063	12,376	15,628
Total Costs and Other Deductions	192,943	195,577	206,072
Income Before Income Tax Expense	35,905	46,332	47,634
Income Tax Expense	14,308	19,996	20,626
Net Income	21,597	26,336	27,008
Less: Net income attributable to noncontrolling interests	174	157	113
Net Income Attributable to Chevron Corporation	$21,423	$26,179	$26,895
Per Share of Common Stock
Net Income Attributable to Chevron Corporation
– Basic	$11.18	$13.42	$13.54
– Diluted	$11.09	$13.32	$13.44

*Includes excise, value-added and similar taxes.	$8,492	$8,010	$8,085
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income
Millions of dollars

	Year ended December 31
	2013	2012	2011
Net Income	$21,597	$26,336	$27,008
Currency translation adjustment
Unrealized net change arising during period	42	23	17
Unrealized holding (loss) gain on securities
Net (loss) gain arising during period	(7)	1	(11)
Derivatives
Net derivatives (loss) gain on hedge transactions	(111)	20	20
Reclassification to net income of net realized (gain) loss	(1)	(14)	9
Income taxes on derivatives transactions	39	(3)	(10)
Total	(73)	3	19
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	866	920	773
Actuarial gain (loss) arising during period	3,379	(1,180)	(3,250)
Prior service credits (cost)
Amortization to net income of net prior service credits	(27)	(61)	(26)
Prior service credits (cost) arising during period	60	(142)	(27)
Defined benefit plans sponsored by equity affiliates	164	(54)	(81)
Income taxes on defined benefit plans	(1,614)	143	1,030
Total	2,828	(374)	(1,581)
Other Comprehensive Gain (Loss), Net of Tax	2,790	(347)	(1,556)
Comprehensive Income	24,387	25,989	25,452
Comprehensive income attributable to noncontrolling interests	(174)	(157)	(113)
Comprehensive Income Attributable to Chevron Corporation	$24,213	$25,832	$25,339
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet
Millions of dollars, except per-share amounts

	At December 31
	2013	2012
Assets
Cash and cash equivalents	$16,245	$20,939
Time deposits	8	708
Marketable securities	263	266
Accounts and notes receivable (less allowance: 2013 - $62; 2012 - $80)	21,622	20,997
Inventories:
Crude oil and petroleum products	3,879	3,923
Chemicals	491	475
Materials, supplies and other	2,010	1,746
Total inventories	6,380	6,144
Prepaid expenses and other current assets	5,732	6,666
Total Current Assets	50,250	55,720
Long-term receivables, net	2,833	3,053
Investments and advances	25,502	23,718
Properties, plant and equipment, at cost	296,433	263,481
Less: Accumulated depreciation, depletion and amortization	131,604	122,133
Properties, plant and equipment, net	164,829	141,348
Deferred charges and other assets	5,120	4,503
Goodwill	4,639	4,640
Assets held for sale	580	—
Total Assets	$253,753	$232,982
Liabilities and Equity
Short-term debt	$374	$127
Accounts payable	22,815	22,776
Accrued liabilities	5,402	5,738
Federal and other taxes on income	3,092	4,341
Other taxes payable	1,335	1,230
Total Current Liabilities	33,018	34,212
Long-term debt	19,960	11,966
Capital lease obligations	97	99
Deferred credits and other noncurrent obligations	22,982	21,502
Noncurrent deferred income taxes	21,301	17,672
Noncurrent employee benefit plans	5,968	9,699
Total Liabilities	103,326	95,150
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at December 31, 2013 and 2012)	1,832	1,832
Capital in excess of par value	15,713	15,497
Retained earnings	173,677	159,730
Accumulated other comprehensive loss	(3,579)	(6,369)
Deferred compensation and benefit plan trust	(240)	(282)
Treasury stock, at cost (2013 - 529,073,512 shares; 2012 - 495,978,691 shares)	(38,290)	(33,884)
Total Chevron Corporation Stockholders' Equity	149,113	136,524
Noncontrolling interests	1,314	1,308
Total Equity	150,427	137,832
Total Liabilities and Equity	$253,753	$232,982

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
Millions of dollars

	Year ended December 31
	2013	2012	2011
Operating Activities
Net Income	$21,597	$26,336	$27,008
Adjustments
Depreciation, depletion and amortization	14,186	13,413	12,911
Dry hole expense	683	555	377
Distributions less than income from equity affiliates	(1,178)	(1,351)	(570)
Net before-tax gains on asset retirements and sales	(639)	(4,089)	(1,495)
Net foreign currency effects	(103)	207	(103)
Deferred income tax provision	1,876	2,015	1,589
Net (increase) decrease in operating working capital	(1,331)	363	2,318
Decrease (increase) in long-term receivables	183	(169)	(150)
(Increase) decrease in other deferred charges	(321)	1,047	341
Cash contributions to employee pension plans	(1,194)	(1,228)	(1,467)
Other	1,243	1,713	336
Net Cash Provided by Operating Activities	35,002	38,812	41,095
Investing Activities
Acquisition of Atlas Energy	—	—	(3,009)
Advance to Atlas Energy	—	—	(403)
Capital expenditures	(37,985)	(30,938)	(26,500)
Proceeds and deposits related to asset sales	1,143	2,777	3,517
Net sales (purchases) of time deposits	700	3,250	(1,104)
Net sales (purchases) of marketable securities	3	(3)	(74)
Repayment of loans by equity affiliates	314	328	339
Net sales (purchases) of other short-term investments	216	(210)	(255)
Net Cash Used for Investing Activities	(35,609)	(24,796)	(27,489)
Financing Activities
Net borrowings of short-term obligations	2,378	264	23
Proceeds from issuances of long-term debt	6,000	4,007	377
Repayments of long-term debt and other financing obligations	(132)	(2,224)	(2,769)
Cash dividends - common stock	(7,474)	(6,844)	(6,136)
Distributions to noncontrolling interests	(99)	(41)	(71)
Net purchases of treasury shares	(4,494)	(4,142)	(3,193)
Net Cash Used for Financing Activities	(3,821)	(8,980)	(11,769)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(266)	39	(33)
Net Change in Cash and Cash Equivalents	(4,694)	5,075	1,804
Cash and Cash Equivalents at January 1	20,939	15,864	14,060
Cash and Cash Equivalents at December 31	$16,245	$20,939	$15,864
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Equity
Shares in thousands; amounts in millions of dollars

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	—	$—	—	$—	—	$—
Common Stock	2,442,677	$1,832	2,442,677	$1,832	2,442,677	$1,832
Capital in Excess of Par
Balance at January 1		$15,497		$15,156		$14,796
Treasury stock transactions		216		341		360
Balance at December 31		$15,713		$15,497		$15,156
Retained Earnings
Balance at January 1		$159,730		$140,399		$119,641
Net income attributable to Chevron Corporation		21,423		26,179		26,895
Cash dividends on common stock		(7,474)		(6,844)		(6,136)
Stock dividends		(3)		(3)		(3)
Tax (charge) benefit from dividends paid on unallocated ESOP shares and other		1		(1)		2
Balance at December 31		$173,677		$159,730		$140,399
Accumulated Other Comprehensive Loss
Currency translation adjustment
Balance at January 1		$(65)		$(88)		$(105)
Change during year		42		23		17
Balance at December 31		$(23)		$(65)		$(88)
Unrealized net holding (loss) gain on securities
Balance at January 1		$1		$—		$11
Change during year		(7)		1		(11)
Balance at December 31		$(6)		$1		$—
Net derivatives gain (loss) on hedge transactions
Balance at January 1		$125		$122		$103
Change during year		(73)		3		19
Balance at December 31		$52		$125		$122
Pension and other postretirement benefit plans
Balance at January 1		$(6,430)		$(6,056)		$(4,475)
Change during year		2,828		(374)		(1,581)
Balance at December 31		$(3,602)		$(6,430)		$(6,056)
Balance at December 31		$(3,579)		$(6,369)		$(6,022)
Deferred Compensation and Benefit Plan Trust
Deferred Compensation
Balance at January 1		$(42)		$(58)		$(71)
Net reduction of ESOP debt and other		42		16		13
Balance at December 31		$—		$(42)		$(58)
Benefit Plan Trust (Common Stock)	14,168	(240)	14,168	(240)	14,168	(240)
Balance at December 31	14,168	$(240)	14,168	$(282)	14,168	$(298)
Treasury Stock at Cost
Balance at January 1	495,979	$(33,884)	461,510	$(29,685)	435,196	$(26,411)
Purchases	41,676	(5,004)	46,669	(5,004)	42,424	(4,262)
Issuances - mainly employee benefit plans	(8,581)	598	(12,200)	805	(16,110)	988
Balance at December 31	529,074	$(38,290)	495,979	$(33,884)	461,510	$(29,685)
Total Chevron Corporation Stockholders' Equity at December 31		$149,113		$136,524		$121,382
Noncontrolling Interests		$1,314		$1,308		$799
Total Equity		$150,427		$137,832		$122,181
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

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 1 Summary of Significant Accounting Policies - Continued

Properties, Plant and Equipment The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation (ARO) assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. Refer to Note 19, beginning on page FS-46, for additional discussion of accounting for suspended exploratory well costs.
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
     Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value. Refer to Note 9, beginning on page FS-32, relating to fair value measurements.
     The fair value of a liability for an ARO is recorded as an asset and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. Refer also to Note 24, on page FS-56, relating to AROs.

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
     Liabilities related to future remediation costs are recorded when environmental assessments or cleanups or both are probable and the costs can be reasonably estimated. For the company’s U.S. and Canadian marketing facilities, the accrual is based in part on the probability that a future remediation commitment will be required. For crude oil, natural gas and mineral-producing properties, a liability for an ARO is made in accordance with accounting standards for asset retirement and environmental obligations. Refer to Note 24, on page FS-56, for a discussion of the company’s AROs.

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

Revenue Recognition Revenues associated with sales of crude oil, natural gas, coal, petroleum and chemicals products, and all other sources are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable. Revenues from natural gas production from properties in which Chevron has an interest with other producers are generally recognized using the entitlement method. Excise, value-added and similar taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer are presented on a gross basis. The associated amounts are shown as a footnote to the Consolidated Statement of Income, on page FS-22. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “Purchased crude oil and products” on the Consolidated Statement of Income.

Stock Options and Other Share-Based Compensation The company issues stock options and other share-based compensation to certain employees. For equity awards, such as stock options, total compensation cost is based on the grant date fair value, and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement. Stock options and stock appreciation rights granted under the company’s Long-Term Incentive Plan have graded vesting provisions by which one-third of each award vests on the first, second and third anniversaries of the date of grant. The company amortizes these graded awards on a straight-line basis.

Note 2
Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the year ending December 31, 2013, are reflected in the table below.
Changes in Accumulated Other Comprehensive Losses by Component 1

	Year Ended December 31, 2013
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at January 1	$(65)	$1	$125	$(6,430)	$(6,369)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	42	(7)	(72)	2,302	2,265
Reclassifications [2]	—	—	(1)	526	525
Net Other Comprehensive Income (Loss)	42	(7)	(73)	2,828	2,790
Balance at December 31	$(23)	$(6)	$52	$(3,602)	$(3,579)
1 All amounts are net of tax.
2 Refer to Note 21, Employee Benefits for reclassified components totaling $839 that are included in employee benefit costs for the year ending December 31, 2013. Related income taxes for the same period, totaling $313, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 3 Noncontrolling Interests

Note 3
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
Activity for the equity attributable to noncontrolling interests for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance at January 1	$1,308	$799	$730
Net income	174	157	113
Distributions to noncontrolling interests	(99)	(41)	(71)
Other changes, net*	(69)	393	27
Balance at December 31	$1,314	$1,308	$799
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 4
Information Relating to the Consolidated Statement of Cash Flows

	Year ended December 31
	2013	2012	2011
Net (increase) decrease in operating working capital was composed of the following:
(Increase) decrease in accounts and notes receivable	$(1,101)	$1,153	$(2,156)
Increase in inventories	(237)	(233)	(404)
Decrease (increase) in prepaid expenses and other current assets	834	(471)	(853)
Increase in accounts payable and accrued liabilities	160	544	3,839
(Decrease) increase in income and other taxes payable	(987)	(630)	1,892
Net (increase) decrease in operating working capital	$(1,331)	$363	$2,318
Net cash provided by operating activities includes the following cash payments for income taxes:
Income taxes	$12,898	$17,334	$17,374
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(7)	$(35)	$(112)
Marketable securities sold	10	32	38
Net sales (purchases) of marketable securities	$3	$(3)	$(74)
Net sales (purchases) of time deposits consisted of the following gross amounts:
Time deposits purchased	$(2,317)	$(717)	$(6,439)
Time deposits matured	3,017	3,967	5,335
Net sales (purchases) of time deposits	$700	$3,250	$(1,104)

The “Net (increase) decrease in operating working capital” includes reductions of $79, $98 and $121 for excess income tax benefits associated with stock options exercised during 2013, 2012 and 2011, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.” "Other" includes changes in postretirement benefits obligations and other long-term liabilities.
     In February 2011, the company acquired Atlas Energy, Inc. (Atlas) for the aggregate purchase price of approximately $4,500. The purchase price included assumption of debt and certain payments noted below. The “Acquisition of Atlas Energy” reflects the $3,009 cash paid for all the common shares of Atlas. An “Advance to Atlas Energy” of $403 was made to facilitate the purchase of a 49 percent interest in Laurel Mountain Midstream LLC on the day of closing. The “Repayments of long-term debt and other financing obligations” in 2011 includes $761 for repayment of Atlas debt and $271 for payoff of the Atlas revolving credit facility. The “Net (increase) decrease in operating working capital” includes $184 for payments made in connection with Atlas equity awards subsequent to the acquisition. The remaining impacts of the acquisition did not have a material impact on the Consolidated Statement of Cash Flows.
    The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $5,004, $5,004 and $4,262 in 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011, the company purchased 41.6 million, 46.6 million and 42.3 million common shares for $5,000, $5,000 and $4,250 under its ongoing share repurchase program, respectively.
     In 2013, 2012 and 2011, “Net sales (purchases) of other short-term investments” generally consisted of restricted cash associated with tax payments, upstream abandonment activities, funds held in escrow for asset acquisitions and capital investment projects that was invested in cash and short-term securities and reclassified from “Cash and cash equivalents” to “Deferred charges and other assets” on the Consolidated Balance Sheet. The company issued $374 in 2011 of tax exempt bonds as a source of funds for U.S. refinery projects, which is included in “Proceeds from issuance of long-term debt.”
     The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash. The 2012 period excludes the effects of $800 of proceeds to be received in future periods for the sale of an equity interest in the Wheatstone Project, of which $82 was received in 2013. "Capital expenditures" in the 2012 period excludes a $1,850 increase in "Properties, plant and equipment" related to an upstream asset exchange in Australia. Refer also to Note 24, on page FS-56, for a discussion of revisions to the company’s AROs that also did not involve cash receipts or payments for the three years ending December 31, 2013.

Note 4 Information Relating to the Consolidated Statement of Cash Flows - Continued

     The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Year ended December 31
	2013	2012	2011
Additions to properties, plant and equipment *	$36,550	$29,526	$25,440
Additions to investments	934	1,042	900
Current-year dry hole expenditures	594	475	332
Payments for other liabilities and assets, net	(93)	(105)	(172)
Capital expenditures	37,985	30,938	26,500
Expensed exploration expenditures	1,178	1,173	839
Assets acquired through capital lease obligations and other financing obligations	16	1	32
Capital and exploratory expenditures, excluding equity affiliates	39,179	32,112	27,371
Company's share of expenditures by equity affiliates	2,698	2,117	1,695
Capital and exploratory expenditures, including equity affiliates	$41,877	$34,229	$29,066
* Excludes noncash additions of $1,661 in 2013, $4,569 in 2012 and $945 in 2011.

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
During 2012, Chevron implemented legal reorganizations in which certain Chevron subsidiaries transferred assets to or under CUSA. The summarized financial information for CUSA and its consolidated subsidiaries presented in the following table gives retroactive effect to the reorganizations as if they had occurred on January 1, 2011. However, the financial information in the following table may not reflect the financial position and operating results in the periods presented if the reorganization had occurred on that date.

     The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Year ended December 31
	2013	2012	2011
Sales and other operating revenues	$174,318	$183,215	$187,929
Total costs and other deductions	169,984	175,009	178,510
Net income attributable to CUSA	3,714	6,216	6,898

	At December 31
	2013	2012
Current assets	$17,626	$18,983
Other assets	57,288	52,082
Current liabilities	17,486	18,161
Other liabilities	28,119	26,472
Total CUSA net equity	29,309	26,432

Memo: Total debt	$14,482	$14,482

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

	Year ended December 31
	2013	2012	2011
Sales and other operating revenues	$504	$606	$793
Total costs and other deductions	695	745	974
Net loss attributable to CTC	(191)	(135)	(177)

	At December 31
	2013	2012
Current assets	$221	$199
Other assets	549	313
Current liabilities	94	154
Other liabilities	911	415
Total CTC net deficit	$(235)	$(57)
There were no restrictions on CTC's ability to pay dividends or make loans or advances at December 31, 2013.

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 7 Summarized Financial Data – Tengizchevroil LLP

Note 7
Summarized Financial Data – Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Refer to Note 12, on page FS-37, for a discussion of TCO operations.
     Summarized financial information for 100 percent of TCO is presented in the following table:

	Year ended December 31
	2013	2012	2011
Sales and other operating revenues	$25,239	$23,089	$25,278
Costs and other deductions	11,173	10,064	10,941
Net income attributable to TCO	9,855	9,119	10,039

	At December 31
	2013	2012
Current assets	$3,598	$3,251
Other assets	12,964	12,020
Current liabilities	3,016	2,597
Other liabilities	2,761	3,390
Total TCO net equity	$10,785	$9,284

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

	At December 31
	2013	2012
Upstream	$445	$433
Downstream	316	316
All Other	—	—
Total	761	749
Less: Accumulated amortization	523	479
Net capitalized leased assets	$238	$270

Rental expenses incurred for operating leases during 2013, 2012 and 2011 were as follows:

	Year ended December 31
	2013	2012	2011
Minimum rentals	$1,049	$973	$892
Contingent rentals	1	7	11
Total	1,050	980	903
Less: Sublease rental income	25	32	39
Net rental expense	$1,025	$948	$864

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
     At December 31, 2013, the estimated future minimum lease payments (net of noncancelable sublease rentals) under operating and capital leases, which at inception had a noncancelable term of more than one year, were as follows:

	At December 31
	Operating	Capital
	Leases	Leases
Year: 2014	$798	$45
2015	733	32
2016	594	20
2017	472	17
2018	306	17
Thereafter	806	46
Total	$3,709	$177
Less: Amounts representing interest and executory costs		$(37)
Net present values		140
Less: Capital lease obligations included in short-term debt		(43)
Long-term capital lease obligations		$97

Note 9
Fair Value Measurements
The three levels of the fair value hierarchy of inputs the company uses to measure the fair value of an asset or a liability are described as follows:
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

Note 9 Fair Value Measurements - Continued

The tables below show the fair value hierarchy for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2013, and December 31, 2012.

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at December 31, 2013.

Derivatives The company records its derivative instruments – other than any commodity derivative contracts that are designated as normal purchase and normal sale – on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the New York Mercantile Exchange. Derivatives classified as Level 2 include swaps, options, and forward contracts, principally with financial institutions and other oil and gas companies, the fair values of which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information.

Properties, Plant and Equipment The company did not have any material long-lived assets measured at fair value on a nonrecurring basis to report in 2013 or 2012.

Investments and Advances The company did not have any material investments and advances measured at fair value on a nonrecurring basis to report in 2013 or 2012.

Assets and Liabilities Not Required to Be Measured at Fair Value The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $16,245 and $20,939 at December 31, 2013, and December 31, 2012, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days, and had carrying/fair values of $8 and $708 at December 31, 2013, and December 31, 2012, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2013				At December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$263	$263	$—	$—	$266	$266	$—	$—
Derivatives	28	—	28	—	86	21	65	—
Total Assets at Fair Value	$291	$263	$28	$—	$352	$287	$65	$—
Derivatives	89	80	9	—	149	148	1	—
Total Liabilities at Fair Value	$89	$80	$9	$—	$149	$148	$1	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31					At December 31
					Before-Tax Loss					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Year 2013	Total	Level 1	Level 2	Level 3	Year 2012
Properties, plant and equipment, net (held and used)	$102	$—	$—	$102	$278	$84	$—	$—	$84	$213
Properties, plant and equipment, net (held for sale)	69	—	69	—	104	16	—	—	16	17
Investments and advances	38	—	35	3	228	—	—	—	—	15
Total Nonrecurring Assets at Fair Value	$209	$—	$104	$105	$610	$100	$—	$—	$100	$245

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 9 Fair Value Measurements - Continued

"Cash and cash equivalents” do not include investments with a carrying/fair value of $1,210 and $1,454 at December 31, 2013, and December 31, 2012, respectively. At December 31, 2013, these investments are classified as Level 1 and include restricted funds related to tax payments and certain upstream abandonment activities which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt of $11,960 and $6,086 at December 31, 2013, and December 31, 2012, had estimated fair values of $12,267 and $6,770, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $11,581 and classified as Level 1. The fair value of the other bonds is $686 and classified as Level 2.
     The carrying values of short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at December 31, 2013 and 2012, were not material.

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
     Derivative instruments measured at fair value at December 31, 2013, December 31, 2012, and December 31, 2011, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments

Type of	Balance Sheet	At December 31	At December 31
Contract	Classification	2013	2012
Commodity	Accounts and notes receivable, net	$22	$57
Commodity	Long-term receivables, net	6	29
Total Assets at Fair Value		$28	$86
Commodity	Accounts payable	$65	$112
Commodity	Deferred credits and other noncurrent obligations	24	37
Total Liabilities at Fair Value		$89	$149

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments

		Gain/(Loss)
Type of Derivative	Statement of	Year ended December 31
Contract	Income Classification	2013	2012	2011
Commodity	Sales and other operating revenues	$(108)	$(49)	$(255)
Commodity	Purchased crude oil and products	(77)	(24)	15
Commodity	Other income	(9)	6	(2)
		$(194)	$(67)	$(242)

Note 10 Financial and Derivative Instruments - Continued

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At December 31, 2013
Derivative Assets	$732	$704	$28	$27	$1
Derivative Liabilities	$793	$704	$89	$—	$89
At December 31, 2012
Derivative Assets	$749	$663	$86	$64	$22
Derivative Liabilities	$812	$663	$149	$5	$144

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."

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

Note 11
Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids project. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. All Other activities of the company include mining operations, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies.
     The segments are separately managed for investment purposes under a structure that includes “segment managers” who report to the company’s “chief operating decision maker” (CODM). The CODM is the company’s Executive Committee (EXCOM), a committee of senior officers that includes the Chief Executive Officer, and EXCOM reports to the Board of Directors of Chevron Corporation.
     The operating segments represent components of the company that engage in activities (a) from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the CODM, which makes decisions about resources to be allocated to the segments and assesses their performance; and (c) for which discrete financial information is available.
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

	Year ended December 31
	2013	2012	2011
Segment Earnings
Upstream
United States	$4,044	$5,332	$6,512
International	16,765	18,456	18,274
Total Upstream	20,809	23,788	24,786
Downstream
United States	787	2,048	1,506
International	1,450	2,251	2,085
Total Downstream	2,237	4,299	3,591
Total Segment Earnings	23,046	28,087	28,377
All Other
Interest income	80	83	78
Other	(1,703)	(1,991)	(1,560)
Net Income Attributable to Chevron Corporation	$21,423	$26,179	$26,895

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at year-end 2013 and 2012 are as follows:

	At December 31
	2013	2012
Upstream
United States	$45,436	$41,891
International	137,096	115,806
Goodwill	4,639	4,640
Total Upstream	187,171	162,337
Downstream
United States	23,829	23,023
International	20,268	20,024
Total Downstream	44,097	43,047
Total Segment Assets	231,268	205,384
All Other
United States	7,326	7,727
International	15,159	19,871
Total All Other	22,485	27,598
Total Assets – United States	76,591	72,641
Total Assets – International	172,523	155,701
Goodwill	4,639	4,640
Total Assets	$253,753	$232,982

Segment Sales and Other Operating Revenues Operating segment sales and other operating revenues, including internal transfers, for the years 2013, 2012 and 2011, are presented in the table that follows. Products are transferred between operating segments at internal product values that approximate market prices.
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

Note 11 Operating Segments and Geographic Data - Continued

	Year ended December 31
	2013	2012	2011
Upstream
United States	$8,052	$6,416	$9,623
Intersegment	16,865	17,229	18,115
Total United States	24,917	23,645	27,738
International	17,607	19,459	20,086
Intersegment	33,034	34,094	35,012
Total International	50,641	53,553	55,098
Total Upstream	75,558	77,198	82,836
Downstream
United States	80,272	83,043	86,793
Excise and similar taxes	4,792	4,665	4,199
Intersegment	39	49	86
Total United States	85,103	87,757	91,078
International	105,373	113,279	119,254
Excise and similar taxes	3,699	3,346	3,886
Intersegment	859	80	81
Total International	109,931	116,705	123,221
Total Downstream	195,034	204,462	214,299
All Other
United States	358	378	526
Intersegment	1,524	1,300	1,072
Total United States	1,882	1,678	1,598
International	3	4	4
Intersegment	31	48	42
Total International	34	52	46
Total All Other	1,916	1,730	1,644
Segment Sales and Other Operating Revenues
United States	111,902	113,080	120,414
International	160,606	170,310	178,365
Total Segment Sales and Other Operating Revenues	272,508	283,390	298,779
Elimination of intersegment sales	(52,352)	(52,800)	(54,408)
Total Sales and Other Operating Revenues	$220,156	$230,590	$244,371
Segment Income Taxes Segment income tax expense for the years 2013, 2012 and 2011 is as follows:

	Year ended December 31
	2013	2012	2011
Upstream
United States	$2,333	$2,820	$3,701
International	12,470	16,554	16,743
Total Upstream	14,803	19,374	20,444
Downstream
United States	364	1,051	785
International	389	587	416
Total Downstream	753	1,638	1,201
All Other	(1,248)	(1,016)	(1,019)
Total Income Tax Expense	$14,308	$19,996	$20,626
Other Segment Information Additional information for the segmentation of major equity affiliates is contained in Note 12. Information related to properties, plant and equipment by segment is contained in Note 13, on page FS-39.

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

Investments and Advances			Equity in Earnings
	At December 31		Year ended December 31
	2013	2012	2013	2012	2011
Upstream
Tengizchevroil	$5,875	$5,451	$4,957	$4,614	$5,097
Petropiar	858	952	339	55	116
Caspian Pipeline Consortium	1,298	1,187	113	96	122
Petroboscan	1,375	1,261	300	229	247
Angola LNG Limited	3,423	3,186	(111)	(106)	(42)
Other	2,835	2,658	214	266	166
Total Upstream	15,664	14,695	5,812	5,154	5,706
Downstream
GS Caltex Corporation	2,518	2,610	132	249	248
Chevron Phillips Chemical Company LLC	4,312	3,451	1,371	1,206	985
Star Petroleum Refining Company Ltd.	—	—	—	22	75
Caltex Australia Ltd.	1,020	835	224	77	117
Other	989	837	199	196	183
Total Downstream	8,839	7,733	1,926	1,750	1,608
All Other
Other	375	640	(211)	(15)	49
Total equity method	$24,878	$23,068	$7,527	$6,889	$7,363
Other at or below cost	624	650
Total investments and advances	$25,502	$23,718
Total United States	$6,638	$5,788	$1,294	$1,268	$1,119
Total International	$18,864	$17,930	$6,233	$5,621	$6,244
     Descriptions of major affiliates, including significant differences between the company’s carrying value of its investments and its underlying equity in the net assets of the affiliates, are as follows:
Tengizchevroil Chevron has a 50 percent equity ownership interest in Tengizchevroil (TCO), which was formed in 1993 to develop the Tengiz and Korolev crude oil fields in Kazakhstan over a 40-year period. At December 31, 2013, the company’s carrying value of its investment in TCO was about $160 higher than the amount of underlying equity in TCO’s net assets. This difference results from Chevron acquiring a portion of its interest in TCO at a value greater than the underlying book value for that portion of TCO’s net assets. See Note 7, on page FS-32, for summarized financial information for 100 percent of TCO.

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 12 Investments and Advances - Continued

Petropiar Chevron has a 30 percent interest in Petropiar, a joint stock company formed in 2008 to operate the Hamaca heavy-oil production and upgrading project. The project, located in Venezuela’s Orinoco Belt, has a 25-year contract term. Prior to the formation of Petropiar, Chevron had a 30 percent interest in the Hamaca project. At December 31, 2013, the company’s carrying value of its investment in Petropiar was approximately $170 less than the amount of underlying equity in Petropiar’s net assets. The difference represents the excess of Chevron’s underlying equity in Petropiar’s net assets over the net book value of the assets contributed to the venture.
Caspian Pipeline Consortium Chevron has a 15 percent interest in the Caspian Pipeline Consortium, a variable interest entity, which provides the critical export route for crude oil from both TCO and Karachaganak. The company joined the consortium in 1997 and has investments and advances totaling $1,298, which includes long-term loans of $1,251 at year-end 2013. The loans were provided to fund 30 percent of the initial pipeline construction. The company is not the primary beneficiary of the consortium because it does not direct activities of the consortium and only receives its proportionate share of the financial returns.
Petroboscan Chevron has a 39 percent interest in Petroboscan, a joint stock company formed in 2006 to operate the Boscan Field in Venezuela until 2026. Chevron previously operated the field under an operating service agreement. At December 31, 2013, the company’s carrying value of its investment in Petroboscan was approximately $180 higher than the amount of underlying equity in Petroboscan’s net assets. The difference reflects the excess of the net book value of the assets contributed by Chevron over its underlying equity in Petroboscan’s net assets. In 2013, Chevron finalized a financial agreement with Petroboscan. The financing, not to exceed $2 billion, will occur in stages over a limited drawdown period set to expire on December 31, 2018. The loan will support a specific work program to maintain and increase production to an agreed-upon level. The terms are designed to support cash needs for ongoing operations and new development, as well as distributions.
Angola LNG Ltd. Chevron has a 36 percent interest in Angola LNG Ltd., which processes and liquefies natural gas produced in Angola for delivery to international markets.
GS Caltex Corporation Chevron owns 50 percent of GS Caltex Corporation, a joint venture with GS Energy. The joint venture imports, refines and markets petroleum products and petrochemicals, predominantly in South Korea.
Chevron Phillips Chemical Company LLC Chevron owns 50 percent of Chevron Phillips Chemical Company LLC. The other half is owned by Phillips 66.
Caltex Australia Ltd. Chevron has a 50 percent equity ownership interest in Caltex Australia Ltd. (CAL). The remaining 50 percent of CAL is publicly owned. At December 31, 2013, the fair value of Chevron’s share of CAL common stock was approximately $2,400.
Other Information “Sales and other operating revenues” on the Consolidated Statement of Income includes $14,635, $17,356 and $20,164 with affiliated companies for 2013, 2012 and 2011, respectively. “Purchased crude oil and products” includes $7,063, $6,634 and $7,489 with affiliated companies for 2013, 2012 and 2011, respectively.
     “Accounts and notes receivable” on the Consolidated Balance Sheet includes $1,328 and $1,207 due from affiliated companies at December 31, 2013 and 2012, respectively. “Accounts payable” includes $466 and $407 due to affiliated companies at December 31, 2013 and 2012, respectively.

     The following table provides summarized financial information on a 100 percent basis for all equity affiliates as well as Chevron’s total share, which includes Chevron's net loans to affiliates of $1,129, $1,494 and $957 at December 31, 2013, 2012 and 2011, respectively.

	Affiliates			Chevron Share
Year ended December 31	2013	2012	2011	2013	2012	2011
Total revenues	$131,875	$136,065	$140,107	$63,101	$65,196	$68,632
Income before income tax expense	24,075	23,016	23,054	11,108	9,856	10,555
Net income attributable to affiliates	15,594	16,786	16,663	7,845	6,938	7,413
At December 31
Current assets	$39,713	$37,541	$35,573	$15,156	$14,732	$14,695
Noncurrent assets	68,593	66,065	61,855	25,059	23,523	22,422
Current liabilities	29,642	27,878	24,671	11,587	11,093	11,040
Noncurrent liabilities	19,442	19,366	19,267	4,559	4,879	4,491
Total affiliates’ net equity	$59,222	$56,362	$53,490	$24,069	$22,283	$21,586

Note 13 Properties, Plant and Equipment

Note 13
Properties, Plant and Equipment1

	At December 31						Year ended December 31
	Gross Investment at Cost			Net Investment			Additions at Cost[2,3]			Depreciation Expense[4]
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Upstream
United States	$89,555	$81,908	$74,369	$41,831	$37,909	$33,461	$8,188	$8,211	$14,404	$4,412	$3,902	$3,870
International	169,623	145,799	125,795	104,100	85,318	72,543	27,383	21,343	15,722	8,336	8,015	7,590
Total Upstream	259,178	227,707	200,164	145,931	123,227	106,004	35,571	29,554	30,126	12,748	11,917	11,460
Downstream
United States	22,407	21,792	20,699	11,481	11,333	10,723	1,154	1,498	1,226	780	799	776
International	9,303	8,990	7,422	4,139	3,930	2,995	653	2,544	443	360	308	332
Total Downstream	31,710	30,782	28,121	15,620	15,263	13,718	1,807	4,042	1,669	1,140	1,107	1,108
All Other[5]
United States	5,402	4,959	5,117	3,194	2,845	2,872	721	415	591	286	384	338
International	143	33	30	84	13	14	23	4	5	12	5	5
Total All Other	5,545	4,992	5,147	3,278	2,858	2,886	744	419	596	298	389	343
Total United States	117,364	108,659	100,185	56,506	52,087	47,056	10,063	10,124	16,221	5,478	5,085	4,984
Total International	179,069	154,822	133,247	108,323	89,261	75,552	28,059	23,891	16,170	8,708	8,328	7,927
Total	$296,433	$263,481	$233,432	$164,829	$141,348	$122,608	$38,122	$34,015	$32,391	$14,186	$13,413	$12,911

[1]
Other than the United States, Australia and Nigeria, no other country accounted for 10 percent or more of the company’s net properties, plant and equipment (PP&E) in 2013. Australia had $31,464, $21,770 and $12,423 in 2013, 2012, and 2011, respectively. Nigeria had PP&E of $18,429, $17,485 and $15,601 for 2013, 2012 and 2011, respectively.

[2]	Net of dry hole expense related to prior years’ expenditures of $89, $80 and $45 in 2013, 2012 and 2011, respectively.

[3]	Includes properties acquired with the acquisition of Atlas Energy, Inc., in 2011.

[4]	Depreciation expense includes accretion expense of $627, $629 and $628 in 2013, 2012 and 2011, respectively.

[5]	Primarily mining operations, power and energy services, real estate assets and management information systems.

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
     On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed approximately $8,600 in damages and approximately $900 as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8,600 in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8,600 in punitive damages was within 15 days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for a suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed on the next page. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, and on November 22, 2012, the National Court agreed to hear Chevron's cassation appeal. On August 3, 2012, the provincial court in Lago Agrio approved a court-appointed liquidator’s report on damages that calculated the total judgment in the case to be $19,100. On November 13, 2013, the National Court ratified the judgment but nullified the $8,600 punitive damage assessment, resulting in a judgment of $9,500. On December 23, 2013, Chevron appealed the decision to the Ecuador Constitutional Court, Ecuador's highest court.

Note 14 Litigation - Continued

On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 award issued in an unrelated action by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has appealed the tribunal's award. A Federal District Court for the District of Columbia confirmed the tribunal's award, and the Government of Ecuador has appealed the District Court's decision.
Chevron has no assets in Ecuador and the Lago Agrio plaintiffs' lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron's operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision. On December 17, 2013, the Court of Appeals for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron has appealed the decision concerning jurisdiction to the Supreme Court of Canada and, on January 16, 2014, the Court of Appeals for Ontario granted Chevron’s motion to stay the recognition and enforcement proceeding pending a decision on the admissibility of the Supreme Court appeal.
On June 27, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Nortberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14th, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013 the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron intends to vigorously defend against the proceeding. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
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

2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron's arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Tribunal has divided the merits phase of the proceeding into three phases. On September 17, 2013, the Tribunal issued its First Partial Award from Phase One, finding that the settlement agreements between the Republic of Ecuador and Texpet applied to Texpet and Chevron, released Texpet and Chevron from claims based on "collective" or "diffuse" rights arising from Texpet's operations in the former concession area and precluded third parties from asserting collective/diffuse rights environmental claims relating to Texpet's operations in the former concession area but did not preclude individual claims for personal harm. Chevron expects that the application of this ruling will be considered by the Tribunal in Phase Two, including a determination whether the claims of the Lago Agrio plaintiffs are individual or collective/diffuse. The Tribunal had set Phase Two to begin on January 20, 2014 to hear Chevron's denial of justice claims, but on January 2, 2014, the Tribunal postponed Phase Two and held a procedural hearing on January 20-21, 2014. The Tribunal set a hearing on April 28-30, 2014 to address remaining issues relating to Phase One. It also set a hearing on April 20 to May 6, 2015 to address Phase Two issues. The Tribunal has not set a date for Phase Three, which will be the damages phase of the arbitration.
     Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight, and on October 18, 2012, the Federal District Court set a trial date of October 15, 2013. On March 22, 2013, Chevron settled its claims against Stratus Consulting, and on April 12, 2013 sworn declarations by representatives of Stratus Consulting were filed with the Court admitting their role and that of the plaintiffs' attorneys in drafting the environmental report of the mining engineer appointed by the provincial court in Lago Agrio. On September 26, 2013, the Second Circuit denied the defendants' Petition for Writ of Mandamus to recuse the judge hearing the case and to collaterally estop Chevron from seeking a declaration that the Lago Agrio judgment was obtained through fraud and other unlawful conduct. The trial commenced on October 15, 2013 and concluded on November 22, 2013. Post-trial briefing has concluded, but no decision has been rendered by the Federal District Court as of the date of this report.
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

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 15 Taxes - Continued

Note 15
Taxes
Income Taxes

	Year ended December 31
	2013	2012	2011
Taxes on income
U.S. federal
Current	$15	$1,703	$1,893
Deferred	1,128	673	877
State and local
Current	120	652	596
Deferred	74	(145)	41
Total United States	1,337	2,883	3,407
International
Current	12,296	15,626	16,548
Deferred	675	1,487	671
Total International	12,971	17,113	17,219
Total taxes on income	$14,308	$19,996	$20,626

In 2013, before-tax income for U.S. operations, including related corporate and other charges, was $4,672, compared with before-tax income of $8,456 and $10,222 in 2012 and 2011, respectively. For international operations, before-tax income was $31,233, $37,876 and $37,412 in 2013, 2012 and 2011, respectively. U.S. federal income tax expense was reduced by $175, $165 and $191 in 2013, 2012 and 2011, respectively, for business tax credits.
     The reconciliation between the U.S. statutory federal income tax rate and the company’s effective income tax rate is detailed in the following table:

	Year ended December 31
	2013	2012	2011
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of income taxes from international operations at rates different from the U.S. statutory rate	5.1	7.8	7.5
State and local taxes on income, net of U.S. federal income tax benefit	0.6	0.6	0.9
Prior-year tax adjustments	(0.8)	(0.2)	(0.1)
Tax credits	(0.5)	(0.4)	(0.4)
Effects of changes in tax rates	—	0.3	0.5
Other	0.5	0.1	(0.1)
Effective tax rate	39.9%	43.2%	43.3%

    The company’s effective tax rate decreased from 43.2 percent in 2012 to 39.9 percent in 2013. The decrease was primarily due to a lower effective tax rate in international upstream operations. The lower international upstream effective tax rate was driven by a greater portion of equity income in 2013 than in 2012 (equity income is included as part of before-tax income and is generally recorded net of income taxes) and foreign currency remeasurement impacts.
     The company records its deferred taxes on a tax-jurisdiction basis and classifies those net amounts as current or noncurrent based on the balance sheet classification of the related assets or liabilities. The reported deferred tax balances are composed of the following:

	At December 31
	2013	2012
Deferred tax liabilities
Properties, plant and equipment	$25,936	$24,295
Investments and other	2,272	2,276
Total deferred tax liabilities	28,208	26,571
Deferred tax assets
Foreign tax credits	(11,572)	(10,817)
Abandonment/environmental reserves	(6,279)	(5,728)
Employee benefits	(3,825)	(5,100)
Deferred credits	(2,768)	(2,891)
Tax loss carryforwards	(1,016)	(738)
Other accrued liabilities	(533)	(381)
Inventory	(358)	(281)
Miscellaneous	(1,439)	(1,835)
Total deferred tax assets	(27,790)	(27,771)
Deferred tax assets valuation allowance	17,171	15,443
Total deferred taxes, net	$17,589	$14,243

     Deferred tax liabilities at the end of 2013 increased by approximately $1,600 from year-end 2012. The increase was related to increased temporary differences for property, plant and equipment. Deferred tax assets were essentially unchanged between periods.
     The overall valuation allowance relates to deferred tax assets for U.S. foreign tax credit carryforwards, tax loss carryforwards and temporary differences. It reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. At the end of 2013, the company had tax loss carryforwards of approximately $3,064 and tax credit carryforwards of approximately $1,301 primarily related to various international tax jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2014 through 2029. U.S. foreign tax credit carryforwards of $11,572 will expire between 2014 and 2023.

Note 15 Taxes

     At December 31, 2013 and 2012, deferred taxes were classified on the Consolidated Balance Sheet as follows:

	At December 31
	2013	2012
Prepaid expenses and other current assets	$(1,341)	$(1,365)
Deferred charges and other assets	(2,954)	(2,662)
Federal and other taxes on income	583	598
Noncurrent deferred income taxes	21,301	17,672
Total deferred income taxes, net	$17,589	$14,243

     Income taxes are not accrued for unremitted earnings of international operations that have been or are intended to be reinvested indefinitely. Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $31,300 at December 31, 2013. This amount represents earnings reinvested as part of the company’s ongoing international business. It is not practicable to estimate the amount of taxes that might be payable on the possible remittance of earnings that are intended to be reinvested indefinitely. At the end of 2013, deferred income taxes were recorded for the undistributed earnings of certain international operations where indefinite reinvestment of the earnings is not planned. The company does not anticipate incurring significant additional taxes on remittances of earnings that are not indefinitely reinvested.

Uncertain Income Tax Positions The company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in the accounting standards for income taxes refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.
     The following table indicates the changes to the company’s unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	2013	2012	2011
Balance at January 1	$3,071	$3,481	$3,507
Foreign currency effects	(58)	4	(2)
Additions based on tax positions taken in current year	276	543	469
Additions/reductions resulting from current-year asset acquisitions/sales	—	—	(41)
Additions for tax positions taken in prior years	1,164	152	236
Reductions for tax positions taken in prior years	(176)	(899)	(366)
Settlements with taxing authorities in current year	(320)	(138)	(318)
Reductions as a result of a lapse of the applicable statute of limitations	(109)	(72)	(4)
Balance at December 31	$3,848	$3,071	$3,481

     The increase in unrecognized tax benefits between December 31, 2012, and December 31, 2013 was primarily due to additions for refund claims to be filed with respect to prior years.
Approximately 71 percent of the $3,848 of unrecognized tax benefits at December 31, 2013, would have an impact on the effective tax rate if subsequently recognized. Certain of these unrecognized tax benefits relate to tax carryforwards that may require a full valuation allowance at the time of any such recognition.
     Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of December 31, 2013. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States – 2008, Nigeria – 2000, Angola – 2001, Saudi Arabia – 2009 and Kazakhstan – 2007.
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

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 15 Taxes - Continued
The company completed its assessment of the potential impact of the August 2012 decision by the U.S. Court of Appeals for the Third Circuit that disallowed the Historic Rehabilitation Tax Credits claimed by an unrelated taxpayer. The findings of this assessment did not result in a material impact on the company's financial position, results of operations or cash flows.
     On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income tax expense.” As of December 31, 2013, accruals of $215 for anticipated interest and penalty obligations were included on the Consolidated Balance Sheet, compared with accruals of $293 as of year-end 2012. Income tax expense (benefit) associated with interest and penalties was $(42), $145 and $(64) in 2013, 2012 and 2011, respectively.

Taxes Other Than on Income

	Year ended December 31
	2013	2012	2011
United States
Excise and similar taxes on products and merchandise	$4,792	$4,665	$4,199
Import duties and other levies	4	1	4
Property and other miscellaneous taxes	1,036	782	726
Payroll taxes	255	240	236
Taxes on production	333	328	308
Total United States	6,420	6,016	5,473
International
Excise and similar taxes on products and merchandise	3,700	3,345	3,886
Import duties and other levies	41	106	3,511
Property and other miscellaneous taxes	2,486	2,501	2,354
Payroll taxes	168	160	148
Taxes on production	248	248	256
Total International	6,643	6,360	10,155
Total taxes other than on income	$13,063	$12,376	$15,628

Note 16
Short-Term Debt

	At December 31
	2013	2012
Commercial paper*	$5,130	$2,783
Notes payable to banks and others with originating terms of one year or less	49	23
Current maturities of long-term debt	—	20
Current maturities of long-term capital leases	34	38
Redeemable long-term obligations
Long-term debt	3,152	3,151
Capital leases	9	12
Subtotal	8,374	6,027
Reclassified to long-term debt	(8,000)	(5,900)
Total short-term debt	$374	$127

*	Weighted-average interest rates at December 31, 2013 and 2012, were 0.09 percent and 0.13 percent, respectively.
Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.
     The company may periodically enter into interest rate swaps on a portion of its short-term debt. At December 31, 2013, the company had no interest rate swaps on short-term debt.
     At December 31, 2013, the company had $8,000 in committed credit facilities with various major banks, expiring in December 2016, that enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at December 31, 2013.
     At December 31, 2013 and 2012, the company classified $8,000 and $5,900, respectively, of short-term debt as long-term. Settlement of these obligations is not expected to require the use of working capital within one year, as the company has both the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 17 Long-Term Debt

Note 17
Long-Term Debt
Total long-term debt, excluding capital leases, at December 31, 2013, was $19,960. The company’s long-term debt outstanding at year-end 2013 and 2012 was as follows:

	At December 31
	2013	2012
3.191% notes due 2023	$2,250	$—
1.104% notes due 2017	2,000	2,000
1.718% notes due 2018	2,000	—
2.355% notes due 2022	2,000	2,000
4.95% notes due 2019	1,500	1,500
2.427% notes due 2020	1,000	—
0.889% notes due 2016	750	—
8.625% debentures due 2032	147	147
8.625% debentures due 2031	107	107
8% debentures due 2032	74	74
9.75% debentures due 2020	54	54
8.875% debentures due 2021	40	40
Medium-term notes, maturing from 2021 to 2038 (5.96%)[1]	38	38
7.5% debentures due 2043	—	83
7.327% amortizing notes due 2014[2]	—	23
7.327% amortizing notes due 2013[2]	—	20
Total including debt due within one year	11,960	6,086
Debt due within one year	—	(20)
Reclassified from short-term debt	8,000	5,900
Total long-term debt	$19,960	$11,966

[1]	Weighted-average interest rate at December 31, 2013.

[2]	Guarantee of ESOP debt.

   Chevron has an automatic statement that expires in 2015. This registration statement is for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
     Long-term debt of $11,960 matures as follows: 2014 – $0; 2015 – $0; 2016 – $750; 2017 – $2,000; 2018 – $2,000; and after 2018 – $7,210.
     In June 2013, $6,000 of Chevron Corporation bonds were issued, and $83 of Texaco Capital, Inc. 7.5% bonds due 2043 and $23 of Chevron Corporation 7.327% bonds due 2014 were redeemed early. In January 2013, $20 of Chevron Corporation 7.327% bonds matured.
     See Note 9, beginning on page FS-32, for information concerning the fair value of the company’s long-term debt.

Note 18
New Accounting Standards
Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) In July 2013, the FASB issued ASU 2013-11, which became effective for the company January 1, 2014. The standard provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. Adoption of the standard is not expected to have a significant effect on the company's results of operations, financial position or liquidity.

Note 19
Accounting for Suspended Exploratory Wells
The company continues to capitalize exploratory well cost after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well, and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met or if an enterprise obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. (Note that an entity is not required to complete the exploratory well as a producing well.) The accounting standards provide a number of indicators that can assist an entity in demonstrating that sufficient progress is being made in assessing the reserves and economic viability of the project.
The following table indicates the changes to the company’s suspended exploratory well costs for the three years ended December 31, 2013:

	2013	2012	2011
Beginning balance at January 1	$2,681	$2,434	$2,718
Additions to capitalized exploratory well costs pending the determination of proved reserves	885	595	652
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(290)	(244)	(828)
Capitalized exploratory well costs charged to expense	(31)	(49)	(45)
Other reductions*	—	(55)	(63)
Ending balance at December 31	$3,245	$2,681	$2,434

*	Represents property sales.

Note 19 Accounting for Suspended Exploratory Wells - Continued

     The following table provides an aging of capitalized well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

	At December 31
	2013	2012	2011
Exploratory well costs capitalized for a period of one year or less	$641	$501	$557
Exploratory well costs capitalized for a period greater than one year	2,604	2,180	1,877
Balance at December 31	$3,245	$2,681	$2,434
Number of projects with exploratory well costs that have been capitalized for a period greater than one year*	51	46	47

*	Certain projects have multiple wells or fields or both.
     Of the $2,604 of exploratory well costs capitalized for more than one year at December 31, 2013, $1,733 (22 projects) is related to projects that had drilling activities under way or firmly planned for the near future. The $871 balance is related to 29 projects in areas requiring a major capital expenditure before production could begin and for which additional drilling efforts were not under way or firmly planned for the near future. Additional drilling was not deemed necessary because the presence of hydrocarbons had already been established, and other activities were in process to enable a future decision on project development.
     The projects for the $871 referenced above had the following activities associated with assessing the reserves and the projects’ economic viability: (a) $382 (six projects) – undergoing front-end engineering and design with final investment decision expected within three years; (b) $47 (two projects) – development concept under review by government; (c) $384 (nine projects) – development alternatives under review; (d) $58 (twelve projects) – miscellaneous activities for projects with smaller amounts suspended. While progress was being made on all 51 projects, the decision on the recognition of proved reserves under SEC rules in some cases may not occur for several years because of the complexity, scale and negotiations connected with the projects. Approximately half of these decisions are expected to occur in the next three years.
     The $2,604 of suspended well costs capitalized for a period greater than one year as of December 31, 2013, represents 191 exploratory wells in 51 projects. The tables below contain the aging of these costs on a well and project basis:

Aging based on drilling completion date of individual wells:	Amount	Number of wells
1997–2002	$120	28
2003–2007	531	46
2008–2012	1,953	117
Total	$2,604	191

Aging based on drilling completion date of last suspended well in project:	Amount	Number of projects
1999	$8	1
2003–2008	347	10
2009–2013	2,249	40
Total	$2,604	51

Note 20
Stock Options and Other Share-Based Compensation
Compensation expense for stock options for 2013, 2012 and 2011 was $292 ($190 after tax), $283 ($184 after tax) and $265 ($172 after tax), respectively. In addition, compensation expense for stock appreciation rights, restricted stock, performance units and restricted stock units was $223 ($145 after tax), $177 ($115 after tax) and $214 ($139 after tax) for 2013, 2012 and 2011, respectively. No significant stock-based compensation cost was capitalized at December 31, 2013, or December 31, 2012.
     Cash received in payment for option exercises under all share-based payment arrangements for 2013, 2012 and 2011 was $553, $753 and $948, respectively. Actual tax benefits realized for the tax deductions from option exercises were $73, $101 and $121 for 2013, 2012 and 2011, respectively.
     Cash paid to settle performance units and stock appreciation rights was $186, $123 and $151 for 2013, 2012 and 2011, respectively.

Chevron Long-Term Incentive Plan (LTIP) Awards under the LTIP may take the form of, but are not limited to, stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and nonstock grants. From April 2004 through May 2023, no more than 260 million shares may be issued under the LTIP. For awards issued on or after May 29, 2013, no more than 50 million of those shares may be in a form other than a stock option, stock appreciation right or award requiring full payment for shares by the award recipient. For the major types of awards outstanding as of December 31, 2013, the contractual terms vary between three years for the performance units and 10 years for the stock options and stock appreciation rights.

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
     The fair market values of stock options and stock appreciation rights granted in 2013, 2012 and 2011 were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Year ended December 31
	2013	2012	2011
Stock Options
Expected term in years[1]	6.0	6.0	6.2
Volatility[2]	31.3%	31.7%	31.0%
Risk-free interest rate based on zero coupon U.S. treasury note	1.2%	1.1%	2.6%
Dividend yield	3.3%	3.2%	3.6%
Weighted-average fair value per option granted	$24.48	$23.35	$21.24

[1]	Expected term is based on historical exercise and postvesting cancellation data.

[2]	Volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

     A summary of option activity during 2013 is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(Thousands)	Price	Term (Years)	Value
Outstanding at January 1, 2013	71,895	$81.26
Granted	13,194	$116.45
Exercised	(8,377)	$68.20
Forfeited	(1,086)	$93.98
Outstanding at December 31, 2013	75,626	$88.44	6.12	$2,758
Exercisable at December 31, 2013	51,797	$78.52	5.05	$2,403

     The total intrinsic value (i.e., the difference between the exercise price and the market price) of options exercised during 2013, 2012 and 2011 was $445, $580 and $668, respectively. During this period, the company continued its practice of issuing treasury shares upon exercise of these awards.

     As of December 31, 2013, there was $259 of total unrecognized before-tax compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
     At January 1, 2013, the number of LTIP performance units outstanding was equivalent to 2,827,757 shares. During 2013, 776,180 units were granted, 1,007,952 units vested with cash proceeds distributed to recipients and 64,715 units were forfeited. At December 31, 2013, units outstanding were 2,531,270, and the fair value of the liability recorded for these instruments was $312 measured using the Monte Carlo simulation method. In addition, outstanding stock appreciation rights and other awards that were granted under various LTIP and former Unocal programs totaled approximately 2.9 million equivalent shares as of December 31, 2013. A liability of $107 was recorded for these awards.

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

Note 21 Employee Benefit Plans - Continued

     The funded status of the company’s pension and other postretirement benefit plans for 2013 and 2012 follows:

	Pension Benefits
	2013		2012		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2013	2012
Change in Benefit Obligation
Benefit obligation at January 1	$13,654	$6,287	$12,165	$5,519	$3,787	$3,765
Service cost	495	197	452	181	66	61
Interest cost	471	314	435	320	149	153
Plan participants’ contributions	—	8	—	7	154	151
Plan amendments	(78)	18	94	37	—	11
Actuarial (gain) loss	(1,398)	(206)	1,322	417	(636)	44
Foreign currency exchange rate changes	—	(187)	—	114	(23)	1
Benefits paid	(1,064)	(336)	(763)	(308)	(359)	(350)
Divestitures	—	—	(51)	—	—	(49)
Benefit obligation at December 31	12,080	6,095	13,654	6,287	3,138	3,787
Change in Plan Assets
Fair value of plan assets at January 1	9,909	4,125	8,720	3,577	—	—
Actual return on plan assets	1,546	375	1,149	375	—	—
Foreign currency exchange rate changes	—	(21)	—	90	—	—
Employer contributions	819	392	844	384	205	199
Plan participants’ contributions	—	8	—	7	154	151
Benefits paid	(1,064)	(336)	(763)	(308)	(359)	(350)
Divestitures	—	—	(41)	—	—	—
Fair value of plan assets at December 31	11,210	4,543	9,909	4,125	—	—
Funded Status at December 31	$(870)	$(1,552)	$(3,745)	$(2,162)	$(3,138)	$(3,787)
     Amounts recognized on the Consolidated Balance Sheet for the company’s pension and other postretirement benefit plans at December 31, 2013 and 2012, include:

	Pension Benefits
	2013		2012		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2013	2012
Deferred charges and other assets	$394	$128	$7	$55	$—	$—
Accrued liabilities	(76)	(81)	(61)	(76)	(215)	(225)
Noncurrent employee benefit plans	(1,188)	(1,599)	(3,691)	(2,141)	(2,923)	(3,562)
Net amount recognized at December 31	$(870)	$(1,552)	$(3,745)	$(2,162)	$(3,138)	$(3,787)
     Amounts recognized on a before-tax basis in “Accumulated other comprehensive loss” for the company’s pension and OPEB plans were $5,464 and $9,742 at the end of 2013 and 2012, respectively. These amounts consisted of:

	Pension Benefits
	2013		2012		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2013	2012
Net actuarial loss	$3,185	$1,808	$6,087	$2,439	$256	$968
Prior service (credit) costs	(22)	167	58	170	70	20
Total recognized at December 31	$3,163	$1,975	$6,145	$2,609	$326	$988
     The accumulated benefit obligations for all U.S. and international pension plans were $10,876 and $5,108, respectively, at December 31, 2013, and $12,108 and $5,167, respectively, at December 31, 2012.

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 21 Employee Benefit Plans - Continued

Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012, was:

	Pension Benefits
	2013		2012
	U.S.	Int’l.	U.S.	Int’l.
Projected benefit obligations	$1,267	$1,692	$13,647	$4,812
Accumulated benefit obligations	1,155	1,240	12,101	4,063
Fair value of plan assets	4	203	9,895	2,756

     The components of net periodic benefit cost and amounts recognized in the Consolidated Statement of Comprehensive Income for 2013, 2012 and 2011 are shown in the table below:

	Pension Benefits
	2013		2012		2011		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2013	2012	2011
Net Periodic Benefit Cost
Service cost	$495	$197	$452	$181	$374	$174	$66	$61	$58
Interest cost	471	314	435	320	463	325	149	153	180
Expected return on plan assets	(701)	(274)	(634)	(269)	(613)	(283)	—	—	—
Amortization of prior service costs (credits)	2	21	(7)	18	(8)	19	(50)	(72)	(72)
Recognized actuarial losses	485	143	470	136	310	101	53	56	64
Settlement losses	173	12	220	5	298	—	—	(26)	—
Curtailment losses (gains)	—	—	—	—	—	35	—	—	(10)
Total net periodic benefit cost	925	413	936	391	824	371	218	172	220
Changes Recognized in Comprehensive Income
Net actuarial (gain) loss during period	(2,244)	(476)	805	330	2,671	448	(659)	45	131
Amortization of actuarial loss	(658)	(155)	(700)	(141)	(608)	(101)	(53)	(79)	(64)
Prior service (credits) costs during period	(78)	18	94	37	—	27	—	11	—
Amortization of prior service (costs) credits	(2)	(21)	7	(18)	8	(54)	50	72	72
Total changes recognized in other comprehensive income	(2,982)	(634)	206	208	2,071	320	(662)	49	139
Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(2,057)	$(221)	$1,142	$599	$2,895	$691	$(444)	$221	$359

     Net actuarial losses recorded in “Accumulated other comprehensive loss” at December 31, 2013, for the company’s U.S. pension, international pension and OPEB plans are being amortized on a straight-line basis over approximately 10, 12 and 10 years, respectively. These amortization periods represent the estimated average remaining service of employees expected to receive benefits under the plans. These losses are amortized to the extent they exceed 10 percent of the higher of the projected benefit obligation or market-related value of plan assets. The amount subject to amortization is determined on a plan-by-plan basis. During 2014, the company estimates actuarial losses of $209, $102 and $7 will be amortized from “Accumulated other comprehensive loss” for U.S. pension, international pension and OPEB plans, respectively. In addition, the company estimates an additional $132 will be recognized from “Accumulated other comprehensive loss” during 2014 related to lump-sum settlement costs from U.S. pension plans.
     The weighted average amortization period for recognizing prior service costs (credits) recorded in “Accumulated other comprehensive loss” at December 31, 2013, was approximately 10 and 12 years for U.S. and international pension plans, respectively, and 10 years for other postretirement benefit plans. During 2014, the company estimates prior service (credits) costs of $(9), $21 and $14 will be amortized from “Accumulated other comprehensive loss” for U.S. pension, international pension and OPEB plans, respectively.

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 21 Employee Benefit Plans - Continued

Assumptions The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits
	2013		2012		2011			Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2013	2012	2011
Assumptions used to determine benefit obligations:
Discount rate	4.3%	5.8%	3.6%	5.2%	3.8%	5.9%	4.9%	4.1%	4.2%
Rate of compensation increase	4.5%	5.5%	4.5%	5.5%	4.5%	5.7%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost:
Discount rate	3.6%	5.2%	3.8%	5.9%	4.8%	6.5%	4.1%	4.2%	5.2%
Expected return on plan assets	7.5%	6.8%	7.5%	7.5%	7.8%	7.8%	N/A	N/A	N/A
Rate of compensation increase	4.5%	5.5%	4.5%	5.7%	4.5%	6.7%	N/A	N/A	N/A
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
     For 2013, the company used an expected long-term rate of return of 7.5 percent for U.S. pension plan assets, which account for 71 percent of the company’s pension plan assets. In 2012 and 2011, the company used a long-term rate of return of 7.5 and 7.8 percent, respectively for this plan.
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

Discount Rate The discount rate assumptions used to determine the U.S. and international pension and postretirement benefit plan obligations and expense reflect the rate at which benefits could be effectively settled, and is equal to the equivalent single rate resulting from yield curve analysis. This analysis considered the projected benefit payments specific to the company's plans and the yields on high-quality bonds. At December 31, 2013, the company used a 4.3 percent discount rate for the U.S. pension plans and 4.7 percent for the main U.S. OPEB plan. The discount rates at the end of 2012 and 2011 were 3.6 and 3.9 percent and 3.8 and 4.0 percent for the U.S. pension plans and the main U.S. OPEB plans, respectively.

Other Benefit Assumptions For the measurement of accumulated postretirement benefit obligation at December 31, 2013, for the main U.S. postretirement medical plan, the assumed health care cost-trend rates start with 7.3 percent in 2014 and gradually decline to 4.5 percent for 2025 and beyond. For this measurement at December 31, 2012, the assumed health care cost-trend rates started with 7.5 percent in 2013 and gradually declined to 4.5 percent for 2025 and beyond. In both measurements, the annual increase to company contributions was capped at 4 percent.
     Assumed health care cost-trend rates can have a significant effect on the amounts reported for retiree health care costs. The impact is mitigated by the 4 percent cap on the company’s medical contributions for the primary U.S. plan. A 1-percentage-point change in the assumed health care cost-trend rates would have the following effects on worldwide plans:

	1 Percent	1 Percent
	Increase	Decrease
Effect on total service and interest cost components	$13	$(11)
Effect on postretirement benefit obligation	$137	$(115)

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

Note 21 Employee Benefit Plans - Continued

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
     The fair value measurements of the company’s pension plans for 2013 and 2012 are below:

	U.S.				Int’l.
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
At December 31, 2012
Equities
U.S.[1]	$1,709	$1,709	$—	$—	$334	$334	$—	$—
International	1,263	1,263	—	—	520	520	—	—
Collective Trusts/Mutual Funds[2]	2,979	7	2,972	—	1,233	402	831	—
Fixed Income
Government	435	396	39	—	578	40	538	—
Corporate	384	—	384	—	230	25	175	30
Mortgage-Backed Securities	65	—	65	—	2	—	—	2
Other Asset Backed	51	—	51	—	4	—	4	—
Collective Trusts/Mutual Funds[2]	1,520	—	1,520	—	671	26	645	—
Mixed Funds[3]	—	—	—	—	115	4	111	—
Real Estate[4]	1,114	—	—	1,114	177	—	—	177
Cash and Cash Equivalents	373	373	—	—	222	204	18	—
Other[5]	16	(44)	5	55	39	(3)	40	2
Total at December 31, 2012	$9,909	$3,704	$5,036	$1,169	$4,125	$1,552	$2,362	$211
At December 31, 2013
Equities
U.S.[1]	$2,298	$2,298	$—	$—	$409	$409	$—	$—
International	1,501	1,501	—	—	533	533	—	—
Collective Trusts/Mutual Funds[2]	2,977	26	2,951	—	1,066	211	855	—
Fixed Income
Government	81	52	29	—	726	46	680	—
Corporate	1,275	—	1,275	—	545	23	499	23
Mortgage-Backed Securities	1	—	1	—	4	—	2	2
Other Asset Backed	—	—	—	—	—	—	—	—
Collective Trusts/Mutual Funds[2]	1,357	—	1,357	—	647	27	620	—
Mixed Funds[3]	—	—	—	—	120	5	115	—
Real Estate[4]	1,265	—	—	1,265	294	—	—	294
Cash and Cash Equivalents	385	385	—	—	173	173	—	—
Other[5]	70	(2)	18	54	26	(2)	25	3
Total at December 31, 2013	$11,210	$4,260	$5,631	$1,319	$4,543	$1,425	$2,796	$322

[1]	U.S. equities include investments in the company’s common stock in the amount of $28 at December 31, 2013, and $27 at December 31, 2012.

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

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 21 Employee Benefit Plans - Continued

     The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

	Fixed Income
		Mortgage-Backed
	Corporate	Securities	Real Estate	Other	Total
Total at December 31, 2011	$27	$2	$998	$56	$1,083
Actual Return on Plan Assets:
Assets held at the reporting date	—	—	108	1	109
Assets sold during the period	—	—	2	—	2
Purchases, Sales and Settlements	4	—	182	—	186
Transfers in and/or out of Level 3	—	—	—	—	—
Total at December 31, 2012	$31	$2	$1,290	$57	$1,380
Actual Return on Plan Assets:
Assets held at the reporting date	(9)	—	90	—	81
Assets sold during the period	—	—	3	—	3
Purchases, Sales and Settlements	1	—	176	—	177
Transfers in and/or out of Level 3	—	—	—	—	—
Total at December 31, 2013	$23	$2	$1,559	$57	$1,641

     The primary investment objectives of the pension plans are to achieve the highest rate of total return within prudent levels of risk and liquidity, to diversify and mitigate potential downside risk associated with the investments, and to provide adequate liquidity for benefit payments and portfolio management.
     The company’s U.S. and U.K. pension plans comprise 88 percent of the total pension assets. Both the U.S. and U.K. plans have an Investment Committee that regularly meets during the year to review the asset holdings and their returns. To assess the plans’ investment performance, long-term asset allocation policy benchmarks have been established.
     For the primary U.S. pension plan, the company's Benefit Plan Investment Committee has established the following approved asset allocation ranges: Equities 40–70 percent, Fixed Income and Cash 20–60 percent, Real Estate 0–15 percent, and Other 0–5 percent. For the U.K. pension plan, the U.K. Board of Trustees has established the following asset allocation guidelines, which are reviewed regularly: Equities 40-60 percent, Fixed Income and Cash 25–50 percent and Real Estate 5-15 percent. The other significant international pension plans also have established maximum and minimum asset allocation ranges that vary by plan. Actual asset allocation within approved ranges is based on a variety of current economic and market conditions and consideration of specific asset class risk. To mitigate concentration and other risks, assets are invested across multiple asset classes with active investment managers and passive index funds.
     The company does not prefund its OPEB obligations.

Cash Contributions and Benefit Payments In 2013, the company contributed $819 and $375 to its U.S. and international pension plans, respectively. In 2014, the company expects contributions to be approximately $350 to its U.S. plan and $350 to its international pension plans. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
     The company anticipates paying other postretirement benefits of approximately $215 in 2014, compared with $205 paid in 2013.
     The following benefit payments, which include estimated future service, are expected to be paid by the company in the next 10 years:

	Pension Benefits		Other
	U.S.	Int’l.	Benefits
2014	$1,212	$284	$215
2015	$1,187	$290	$218
2016	$1,170	$284	$221
2017	$1,175	$363	$224
2018	$1,168	$391	$227
2019-2023	$5,399	$2,307	$1,148

Employee Savings Investment Plan Eligible employees of Chevron and certain of its subsidiaries participate in the Chevron Employee Savings Investment Plan (ESIP).
     Charges to expense for the ESIP represent the company’s contributions to the plan, which are funded either through the purchase of shares of common stock on the open market or through the release of common stock held in the leveraged employee stock ownership plan (LESOP), which is described in the section that follows. Total company matching contributions to employee accounts within the ESIP were $303, $286 and $263 in 2013, 2012 and 2011, respectively. This cost was reduced by the value of shares released from the LESOP totaling $140, $43 and $38 in 2013, 2012 and 2011, respectively. The remaining amounts, totaling $163, $243

Note 21 Employee Benefit Plans - Continued

and $225 in 2013, 2012 and 2011, respectively, represent open market purchases.

Employee Stock Ownership Plan Within the Chevron ESIP is an employee stock ownership plan (ESOP). In 1989, Chevron established a LESOP as a constituent part of the ESOP. The LESOP provides partial prefunding of the company’s future commitments to the ESIP. The debt associated with the LESOP was retired in 2013 and the remaining unallocated shares were distributed to ESIP participants during the year.
     The company reported compensation expense equal to LESOP debt principal repayments less dividends received and used by the LESOP for debt service. Interest accrued on LESOP debt was recorded as interest expense. Dividends paid on LESOP shares were reflected as a reduction of retained earnings. All LESOP shares were considered outstanding for earnings-per-share computations.
     Total expenses (credits) for the LESOP were $5, $1 and $(1) in 2013, 2012 and 2011, respectively. The net expense (credit) for the respective years were composed of compensation expenses (credits) of $4 $(2) and $(5) and charges to interest expense for LESOP debt of $1, $3 and $4.
     Of the dividends paid on the LESOP shares, $38, $18 and $18 were used in 2013, 2012 and 2011, respectively, to service LESOP debt. The company also contributed $7 and $2 in 2013 and 2012, respectively, to satisfy LESOP debt service. No company contributions were required in 2011, as dividends received by the LESOP were sufficient to satisfy LESOP debt service.
     Shares held in the LESOP were released and allocated to the accounts of ESIP participants based on debt service deemed to be paid in the year in proportion to the total of current-year and remaining debt service. LESOP shares as of December 31, 2013 and 2012, were as follows:

Thousands	2013	2012
Allocated shares	17,954	18,055
Unallocated shares	—	1,292
Total LESOP shares	17,954	19,347

Benefit Plan Trusts Prior to its acquisition by Chevron, Texaco established a benefit plan trust for funding obligations under some of its benefit plans. At year-end 2013, the trust contained 14.2 million shares of Chevron treasury stock. The trust will sell the shares or use the dividends from the shares to pay benefits only to the extent that the company does not pay such benefits. The company intends to continue to pay its obligations under the benefit plans. The trustee will vote the shares held in the trust as instructed by the trust’s beneficiaries. The shares held in the trust are not considered outstanding for earnings-per-share purposes until distributed or sold by the trust in payment of benefit obligations.
     Prior to its acquisition by Chevron, Unocal established various grantor trusts to fund obligations under some of its benefit plans, including the deferred compensation and supplemental retirement plans. At December 31, 2013 and 2012, trust assets of $40 and $48, respectively, were invested primarily in interest-earning accounts.

Employee Incentive Plans The Chevron Incentive Plan is an annual cash bonus plan for eligible employees that links awards to corporate, business unit and individual performance in the prior year. Charges to expense for cash bonuses were $871, $898 and $1,217 in 2013, 2012 and 2011, respectively. Chevron also has the LTIP for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. Awards under the LTIP consist of stock options and other share-based compensation that are described in Note 20, beginning on page FS-47.

Note 22
Equity
Retained earnings at December 31, 2013 and 2012, included approximately $11,395 and $10,119, respectively, for the company’s share of undistributed earnings of equity affiliates.
     At December 31, 2013, about 143 million shares of Chevron’s common stock remained available for issuance from the 260 million shares that were reserved for issuance under the Chevron LTIP. In addition, approximately 204,000 shares remain available for issuance from the 800,000 shares of the company’s common stock that were reserved for awards under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan.

Note 23
Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 15, beginning on page FS-43, for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions and a discussion for all tax jurisdictions of the differences between the amount of tax benefits recognized in the financial statements and the amount taken or expected to be taken in a tax return. As discussed on page FS-45, Chevron completed its assessment of the potential impact of the August 2012 decision by the U.S. Court of Appeals for the Third Circuit that disallowed the Historic Rehabilitation Tax Credits claimed by an unrelated taxpayer. The findings of this assessment did not result in a

Note 23 Other Contingencies and Commitments - Continued

material impact on the company's financial position, results of operations or cash flows.

Guarantees The company’s guarantee of $524 is associated with certain payments under a terminal use agreement entered into by an equity affiliate. Over the approximate 14-year remaining term of the guarantee, the maximum guarantee amount will be reduced as certain fees are paid by the affiliate. There are numerous cross-indemnity agreements with the affiliate and the other partners to permit recovery of amounts paid under the guarantee. Chevron has recorded no liability for its obligation under this guarantee.

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

Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain other contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drilling rigs, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate approximate amounts of required payments under these various commitments are: 2014 – $4,200; 2015 – $4,500; 2016 – $3,200; 2017 – $2,600; 2018 – $2,200; 2019 and after – $6,900. A portion of these commitments may ultimately be shared with project partners. Total payments under the agreements were approximately $3,600 in 2013, $3,600 in 2012 and $6,600 in 2011.

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
     Chevron’s environmental reserve as of December 31, 2013, was $1,456. Included in this balance were remediation activities at approximately 174 sites for which the company had been identified as a potentially responsible party or otherwise involved in the remediation by the U.S. Environmental Protection Agency (EPA) or other regulatory agencies under the provisions of the federal Superfund law or analogous state laws. The company’s remediation reserve for these sites at year-end 2013 was $179. The federal Superfund law and analogous state laws provide for joint and several liability for all responsible parties. Any future actions by the EPA or other regulatory agencies to require Chevron to assume other potentially responsible parties’ costs at designated hazardous waste sites are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.
     Of the remaining year-end 2013 environmental reserves balance of $1,277, $834 related to the company’s U.S. downstream operations, including refineries and other plants, marketing locations (i.e., service stations and terminals), chemical facilities, and pipelines. The remaining $443 was associated with various sites in international downstream $79, upstream $313 and other businesses $51. Liabilities at all sites, whether operating, closed or divested, were primarily associated with the company’s plans and activities to

Notes to the Consolidated Financial Statements Millions of dollars, except per-share amounts Note 23 Other Contingencies and Commitments - Continued

remediate soil or groundwater contamination or both. These and other activities include one or more of the following: site assessment; soil excavation; offsite disposal of contaminants; onsite containment, remediation and/or extraction of petroleum hydrocarbon liquid and vapor from soil; groundwater extraction and treatment; and monitoring of the natural attenuation of the contaminants.
     The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at year-end 2013 had a recorded liability that was material to the company’s results of operations, consolidated financial position or liquidity.
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
     Refer to Note 24 for a discussion of the company’s asset retirement obligations.

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
     The following table indicates the changes to the company’s before-tax asset retirement obligations in 2013, 2012 and 2011:

	2013	2012	2011
Balance at January 1	$13,271	$12,767	$12,488
Liabilities incurred	59	133	62
Liabilities settled	(907)	(966)	(1,316)
Accretion expense	627	629	628
Revisions in estimated cash flows	1,248	708	905
Balance at December 31	$14,298	$13,271	$12,767

     In the table above, the amounts associated with "Revisions in estimated cash flows" reflect increasing cost estimates to abandon wells, equipment and facilities.
The long-term portion of the $14,298 balance at the end of 2013 was $13,476.

Note 25 Other Financial Information

Note 25
Other Financial Information
Earnings in 2013 included after-tax gains of approximately $500 relating to the sale of nonstrategic properties. Of this amount, approximately $300 and $200 related to downstream and upstream assets, respectively. Earnings in 2012 included after-tax gains of approximately $2,800 relating to the sale of nonstrategic properties. Of this amount, approximately $2,200 and $600 related to upstream and downstream assets, respectively.
     Other financial information is as follows:

	Year ended December 31
	2013	2012	2011
Total financing interest and debt costs	$284	$242	$288
Less: Capitalized interest	284	242	288
Interest and debt expense	$—	$—	$—
Research and development expenses	$750	$648	$627
Foreign currency effects*	$474	$(454)	$121

*	Includes $244, $(202) and $(27) in 2013, 2012 and 2011, respectively, for the company’s share of equity affiliates’ foreign currency effects.

     The excess of replacement cost over the carrying value of inventories for which the last-in, first-out (LIFO) method is used was $9,150 and $9,292 at December 31, 2013 and 2012, respectively. Replacement cost is generally based on average acquisition costs for the year. LIFO profits (charges) of $14, $121 and $193 were included in earnings for the years 2013, 2012 and 2011, respectively.

     The company has $4,639 in goodwill on the Consolidated Balance Sheet related to the 2005 acquisition of Unocal and to the 2011 acquisition of Atlas Energy, Inc. The company tested this goodwill for impairment during 2013 and concluded no impairment was necessary.

Note 26
Assets Held For Sale
At December 31, 2013, the company classified $580 of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in 2014. The revenues and earnings contributions of these assets in 2013 were not material.

Note 27
Earnings Per Share
Basic earnings per share (EPS) is based upon “Net Income Attributable to Chevron Corporation” (“earnings”) and includes the effects of deferrals of salary and other compensation awards that are invested in Chevron stock units by certain officers and employees of the company. Diluted EPS includes the effects of these items as well as the dilutive effects of outstanding stock options awarded under the company’s stock option programs (refer to Note 20, “Stock Options and Other Share-Based Compensation,” beginning on page FS-47). The table below sets forth the computation of basic and diluted EPS:

	Year ended December 31
	2013	2012	2011
Basic EPS Calculation
Earnings available to common stockholders - Basic*	$21,423	$26,179	$26,895
Weighted-average number of common shares outstanding	1,916	1,950	1,986
Add: Deferred awards held as stock units	1	—	—
Total weighted-average number of common shares outstanding	1,917	1,950	1,986
Earnings per share of common stock - Basic	$11.18	$13.42	$13.54
Diluted EPS Calculation
Earnings available to common stockholders - Diluted*	$21,423	$26,179	$26,895
Weighted-average number of common shares outstanding	1,916	1,950	1,986
Add: Deferred awards held as stock units	1	—	—
Add: Dilutive effect of employee stock-based awards	15	15	15
Total weighted-average number of common shares outstanding	1,932	1,965	2,001
Earnings per share of common stock - Diluted	$11.09	$13.32	$13.44
* There was no effect of dividend equivalents paid on stock units or dilutive impact of employee stock-based awards on earnings.

Five-Year Financial Summary
Unaudited

Millions of dollars, except per-share amounts	2013	2012	2011	2010	2009
Statement of Income Data
Revenues and Other Income
Total sales and other operating revenues*	$220,156	$230,590	$244,371	$198,198	$167,402
Income from equity affiliates and other income	8,692	11,319	9,335	6,730	4,234
Total Revenues and Other Income	228,848	241,909	253,706	204,928	171,636
Total Costs and Other Deductions	192,943	195,577	206,072	172,873	153,108
Income Before Income Tax Expense	35,905	46,332	47,634	32,055	18,528
Income Tax Expense	14,308	19,996	20,626	12,919	7,965
Net Income	21,597	26,336	27,008	19,136	10,563
Less: Net income attributable to noncontrolling interests	174	157	113	112	80
Net Income Attributable to Chevron Corporation	$21,423	$26,179	$26,895	$19,024	$10,483
Per Share of Common Stock
Net Income Attributable to Chevron
– Basic	$11.18	$13.42	$13.54	$9.53	$5.26
– Diluted	$11.09	$13.32	$13.44	$9.48	$5.24
Cash Dividends Per Share	$3.90	$3.51	$3.09	$2.84	$2.66
Balance Sheet Data (at December 31)
Current assets	$50,250	$55,720	$53,234	$48,841	$37,216
Noncurrent assets	203,503	177,262	156,240	135,928	127,405
Total Assets	253,753	232,982	209,474	184,769	164,621
Short-term debt	374	127	340	187	384
Other current liabilities	32,644	34,085	33,260	28,825	25,827
Long-term debt and capital lease obligations	20,057	12,065	9,812	11,289	10,130
Other noncurrent liabilities	50,251	48,873	43,881	38,657	35,719
Total Liabilities	103,326	95,150	87,293	78,958	72,060
Total Chevron Corporation Stockholders' Equity	$149,113	$136,524	$121,382	$105,081	$91,914
Noncontrolling interests	1,314	1,308	799	730	647
Total Equity	$150,427	$137,832	$122,181	$105,811	$92,561

* Includes excise, value-added and similar taxes:	$8,492	$8,010	$8,085	$8,591	$8,109

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

Table I - Costs Incurred in Exploration, Property Acquisitions and Development1

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2013
Exploration
Wells	$594	$495	$88	$405	$262	$123	$1,967	$—	$—
Geological and geophysical	134	70	105	116	29	55	509	—	—
Rentals and other	166	62	147	80	124	131	710	—	—
Total exploration	894	627	340	601	415	309	3,186	—	—
Property acquisitions[2]
Proved	71	—	26	64	—	1	162	—	—
Unproved	331	2,068	—	203	105	3	2,710	—	—
Total property acquisitions	402	2,068	26	267	105	4	2,872	—	—
Development[3]	7,457	2,306	3,549	4,907	6,611	1,046	25,876	1,027	544
Total Costs Incurred[4]	$8,753	$5,001	$3,915	$5,775	$7,131	$1,359	$31,934	$1,027	$544
Year Ended December 31, 2012[5]
Exploration
Wells	$251	$202	$121	$271	$302	$88	$1,235	$—	$—
Geological and geophysical	99	105	107	86	47	58	502	—	—
Rentals and other	161	55	93	201	85	107	702	—	—
Total exploration	511	362	321	558	434	253	2,439	—	—
Property acquisitions[2]
Proved	248	—	8	39	—	—	295	—	—
Unproved	1,150	29	5	342	28	—	1,554	—	28
Total property acquisitions	1,398	29	13	381	28	—	1,849	—	28
Development[3]	6,597	1,211	3,118	3,797	5,379	753	20,855	660	293
Total Costs Incurred[4]	$8,506	$1,602	$3,452	$4,736	$5,841	$1,006	$25,143	$660	$321
Year Ended December 31, 2011
Exploration
Wells	$321	$71	$104	$146	$242	$188	$1,072	$—	$—
Geological and geophysical	76	59	65	121	23	43	387	—	—
Rentals and other	109	45	83	67	71	78	453	—	—
Total exploration	506	175	252	334	336	309	1,912	—	—
Property acquisitions[2]
Proved	1,174	16	—	1	—	—	1,191	—	—
Unproved	7,404	228	—	—	—	25	7,657	—	—
Total property acquisitions	8,578	244	—	1	—	25	8,848	—	—
Development[3]	5,517	1,537	2,698	2,867	2,638	633	15,890	379	368
Total Costs Incurred	$14,601	$1,956	$2,950	$3,202	$2,974	$967	$26,650	$379	$368

[1]
Includes costs incurred whether capitalized or expensed. Excludes general support equipment expenditures. Includes capitalized amounts related to asset retirement obligations. See Note 24, “Asset Retirement Obligations,” on page FS-56.

[2]	Does not include properties acquired in nonmonetary transactions.
[3]	Includes $661, $963 and $1,035 costs incurred prior to assignment of proved reserves for consolidated companies in 2013, 2012 and 2011, respectively.
[4]	Reconciliation of consolidated and affiliated companies total cost incurred to Upstream capital and exploratory (C&E) expenditures - $ billions.
		2013	2012 [5]
	Total cost incurred	$33.5	$26.1
	Non-oil and gas activities	5.8	5.0	(Primarily includes LNG, gas-to-liquids and transportation activities)
	ARO	(1.4)	(0.7)
	Upstream C&E	$37.9	$30.4	Reference Page FS-12 Upstream total
[5]	2012 Non-oil and gas allocation revised.

Table I Costs Incurred in Exploration, Property Acquisitions and Development - Continued

on the company’s estimated net proved-reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves and changes in estimated discounted future net cash flows. The Africa geographic area includes activities principally in Angola, Chad, Democratic Republic of the Congo, Nigeria and Republic of the Congo. The Asia geographic area includes activities principally in Azerbaijan, Bangladesh, China, Indonesia, Kazakhstan, Myanmar, the Partitioned Zone between Kuwait and Saudi Arabia, the Philippines, and Thailand. The Europe geographic area includes activities primarily in

Denmark, the Netherlands, Norway and the United Kingdom. The Other Americas geographic region includes activities primarily in Argentina, Brazil, Canada, Colombia, and Trinidad and Tobago. Amounts for TCO represent Chevron’s 50 percent equity share of Tengizchevroil, an exploration and production partnership in the Republic of Kazakhstan. The affiliated companies Other amounts are composed of the company’s equity interests principally in Venezuela and Angola. Refer to Note 12, beginning on page FS-37, for a discussion of the company’s major equity affiliates.

Table II - Capitalized Costs Related to Oil and Gas Producing Activities

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
At December 31, 2013
Unproved properties	$10,228	$3,697	$267	$2,064	$1,990	$36	$18,282	$109	$29
Proved properties and related producing assets	67,837	12,868	32,936	42,780	3,274	9,592	169,287	6,977	3,408
Support equipment	1,314	344	1,180	1,678	1,608	177	6,301	1,166	—
Deferred exploratory wells	670	297	536	335	1,134	273	3,245	—	—
Other uncompleted projects	9,149	4,175	4,424	5,998	16,000	1,390	41,136	1,638	404
Gross Capitalized Costs	89,198	21,381	39,343	52,855	24,006	11,468	238,251	9,890	3,841
Unproved properties valuation	1,243	707	203	389	6	31	2,579	45	10
Proved producing properties – Depreciation and depletion	45,756	5,695	18,051	27,356	2,083	7,825	106,766	2,672	696
Support equipment depreciation	656	189	647	1,177	384	149	3,202	538	—
Accumulated provisions	47,655	6,591	18,901	28,922	2,473	8,005	112,547	3,255	706
Net Capitalized Costs	$41,543	$14,790	$20,442	$23,933	$21,533	$3,463	$125,704	$6,635	$3,135
At December 31, 2012 *
Unproved properties	$10,478	$1,415	$271	$2,039	$1,884	$34	$16,121	$109	$28
Proved properties and related producing assets	62,274	11,237	30,106	39,889	2,420	9,994	155,920	6,832	1,852
Support equipment	1,179	330	1,195	1,554	1,191	172	5,621	1,089	—
Deferred exploratory wells	412	201	598	326	911	233	2,681	—	—
Other uncompleted projects	7,203	3,211	3,466	4,123	10,578	768	29,349	906	1,594
Gross Capitalized Costs	81,546	16,394	35,636	47,931	16,984	11,201	209,692	8,936	3,474
Unproved properties valuation	1,121	634	201	253	2	28	2,239	41	—
Proved producing properties – Depreciation and depletion	42,224	5,288	15,566	24,432	1,832	8,255	97,597	2,274	551
Support equipment depreciation	589	178	613	1,101	305	137	2,923	480	—
Accumulated provisions	$43,934	$6,100	$16,380	$25,786	$2,139	$8,420	$102,759	$2,795	$551
Net Capitalized Costs	$37,612	$10,294	$19,256	$22,145	$14,845	$2,781	$106,933	$6,141	$2,923
* 2012 Non-oil and gas allocation revised.

Table II Capitalized Costs Related to Oil and Gas Producing Activities - Continued

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
At December 31, 2011
Unproved properties	$9,806	$1,417	$368	$2,408	$6	$33	$14,038	$109	$—
Proved properties and related producing assets	57,674	11,029	25,549	36,740	2,244	9,549	142,785	6,583	1,607
Support equipment	1,071	292	1,362	1,544	533	169	4,971	1,018	—
Deferred exploratory wells	565	63	629	260	709	208	2,434	—	—
Other uncompleted projects	4,887	2,408	4,773	3,109	6,076	492	21,745	605	1,466
Gross Capitalized Costs	74,003	15,209	32,681	44,061	9,568	10,451	185,973	8,315	3,073
Unproved properties valuation	1,085	498	178	262	2	13	2,038	38	—
Proved producing properties – Depreciation and depletion	39,210	4,826	13,173	20,991	1,574	7,742	87,516	1,910	436
Support equipment depreciation	530	175	715	1,192	238	129	2,979	451	—
Accumulated provisions	40,825	5,499	14,066	22,445	1,814	7,884	92,533	2,399	436
Net Capitalized Costs	$33,178	$9,710	$18,615	$21,616	$7,754	$2,567	$93,440	$5,916	$2,637

Table III Results of Operations for Oil and Gas Producing Activities[1]

The company’s results of operations from oil and gas producing activities for the years 2013, 2012 and 2011 are shown in the following table. Net income from exploration and production activities as reported on page FS-36 reflects income taxes computed on an effective rate basis.

Income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense are excluded from the results reported in Table III and from the net income amounts on FS-36.

Table III - Results of Operations for Oil and Gas Producing Activities 1

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2013
Revenues from net production
Sales	$2,303	$1,351	$702	$9,220	$1,431	$1,345	$16,352	$8,522	$2,100
Transfers	14,471	1,973	14,804	9,521	984	1,701	43,454	—	—
Total	16,774	3,324	15,506	18,741	2,415	3,046	59,806	8,522	2,100
Production expenses excluding taxes	(4,606)	(1,218)	(2,099)	(4,429)	(193)	(759)	(13,304)	(401)	(444)
Taxes other than on income	(648)	(90)	(149)	(140)	(378)	(3)	(1,408)	(439)	(704)
Proved producing properties:
Depreciation and depletion	(4,039)	(440)	(2,747)	(3,602)	(342)	(416)	(11,586)	(518)	(179)
Accretion expense[2]	(223)	(22)	(125)	(114)	(28)	(79)	(591)	(9)	(14)
Exploration expenses	(555)	(372)	(203)	(272)	(161)	(258)	(1,821)	—	—
Unproved properties valuation	(129)	(84)	(13)	(141)	(4)	(5)	(376)	—	(10)
Other income (expense)[3]	242	(5)	145	(275)	89	13	209	(81)	462
Results before income taxes	6,816	1,093	10,315	9,768	1,398	1,539	30,929	7,074	1,211
Income tax expense	(2,471)	(289)	(6,545)	(4,824)	(411)	(1,058)	(15,598)	(2,122)	(624)
Results of Producing Operations	$4,345	$804	$3,770	$4,944	$987	$481	$15,331	$4,952	$587
Year Ended December 31, 2012
Revenues from net production
Sales	$1,832	$1,561	$1,480	$10,485	$1,539	$1,618	$18,515	$7,869	$1,951
Transfers	15,122	1,997	15,033	9,071	1,073	2,148	44,444	—	—
Total	16,954	3,558	16,513	19,556	2,612	3,766	62,959	7,869	1,951
Production expenses excluding taxes	(4,009)	(1,073)	(1,918)	(4,545)	(164)	(637)	(12,346)	(463)	(442)
Taxes other than on income	(654)	(123)	(161)	(191)	(390)	(3)	(1,522)	(439)	(767)
Proved producing properties:
Depreciation and depletion	(3,462)	(508)	(2,475)	(3,399)	(315)	(541)	(10,700)	(427)	(147)
Accretion expense[2]	(226)	(33)	(66)	(92)	(23)	(46)	(486)	(8)	(6)
Exploration expenses	(244)	(145)	(427)	(489)	(133)	(272)	(1,710)	—	—
Unproved properties valuation	(127)	(138)	(16)	(133)	—	(15)	(429)	—	—
Other income (expense)[3]	167	(169)	(199)	245	2,495	13	2,552	27	31
Results before income taxes	8,399	1,369	11,251	10,952	4,082	2,265	38,318	6,559	620
Income tax expense	(3,043)	(310)	(7,558)	(5,739)	(1,226)	(1,511)	(19,387)	(1,972)	(299)
Results of Producing Operations	$5,356	$1,059	$3,693	$5,213	$2,856	$754	$18,931	$4,587	$321

[1]
The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.

[2]	Represents accretion of ARO liability. Refer to Note 24, “Asset Retirement Obligations,” on page FS-56.

[3]	Includes foreign currency gains and losses, gains and losses on property dispositions and other miscellaneous income and expenses.

Table III Results of Operations for Oil and Gas Producing Activities[1] - Continued

Table III - Results of Operations for Oil and Gas Producing Activities 1, continued

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2011
Revenues from net production
Sales	$2,508	$2,047	$1,174	$9,431	$1,474	$1,868	$18,502	$8,581	$1,988
Transfers	15,811	2,624	15,726	8,962	1,012	2,672	46,807	—	—
Total	18,319	4,671	16,900	18,393	2,486	4,540	65,309	8,581	1,988
Production expenses excluding taxes	(3,668)	(1,061)	(1,526)	(4,489)	(117)	(564)	(11,425)	(449)	(235)
Taxes other than on income	(597)	(137)	(153)	(242)	(396)	(2)	(1,527)	(429)	(815)
Proved producing properties:
Depreciation and depletion	(3,366)	(796)	(2,225)	(2,923)	(136)	(580)	(10,026)	(442)	(140)
Accretion expense[2]	(291)	(27)	(106)	(81)	(18)	(39)	(562)	(8)	(4)
Exploration expenses	(207)	(144)	(188)	(271)	(128)	(277)	(1,215)	—	—
Unproved properties valuation	(134)	(146)	(27)	(60)	—	(14)	(381)	—	—
Other income (expense)[3]	163	(466)	(409)	231	(18)	(74)	(573)	(8)	(29)
Results before income taxes	10,219	1,894	12,266	10,558	1,673	2,990	39,600	7,245	765
Income tax expense	(3,728)	(535)	(7,802)	(5,374)	(507)	(1,913)	(19,859)	(2,176)	(392)
Results of Producing Operations	$6,491	$1,359	$4,464	$5,184	$1,166	$1,077	$19,741	$5,069	$373

[1]
The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.

[2]	Represents accretion of ARO liability. Refer to Note 24, “Asset Retirement Obligations,” on page FS-56.

[3]	Includes foreign currency gains and losses, gains and losses on property dispositions, and other miscellaneous income and expenses.

Table IV - Results of Operations for Oil and Gas Producing Activities - Unit Prices and Costs 1

	Consolidated Companies							Affiliated Companies
		Other
	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2013
Average sales prices
Liquids, per barrel	$93.46	$88.32	$107.22	$98.37	$103.28	$105.78	$99.05	$88.06	$78.87
Natural gas, per thousand cubic feet	3.38	2.68	1.76	6.02	10.61	11.04	5.45	1.50	4.00
Average production costs, per barrel[2]	19.57	21.29	13.93	16.49	5.90	22.87	17.10	4.37	22.69
Year Ended December 31, 2012
Average sales prices
Liquids, per barrel	$95.21	$87.87	$109.64	$102.46	$103.06	$108.77	$101.61	$89.34	$83.97
Natural gas, per thousand cubic feet	2.65	3.59	1.22	6.03	10.99	10.10	5.42	1.36	5.39
Average production costs, per barrel[2]	16.99	18.38	12.14	16.71	4.86	15.72	15.46	4.42	18.73
Year Ended December 31, 2011
Average sales prices
Liquids, per barrel	$97.51	$89.87	$109.45	$100.55	$103.70	$107.11	$101.63	$94.60	$90.90
Natural gas, per thousand cubic feet	4.02	2.97	0.41	5.28	9.98	9.91	5.29	1.60	6.57
Average production costs, per barrel[2]	15.08	14.62	9.48	17.47	3.41	11.44	13.98	4.23	10.54

[1]
The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.

[2]	Natural gas converted to oil-equivalent gas (OEG) barrels at a rate of 6 MCF = 1 OEG barrel.

Table V Reserve Quantity Information

Table V Reserve Quantity Information

Summary of Net Oil and Gas Reserves

	2013			2012			2011
Liquids in Millions of Barrels	Crude Oil			Crude Oil			Crude Oil
	Condensate	Synthetic	Natural	Condensate	Synthetic	Natural	Condensate	Synthetic	Natural
Natural Gas in Billions of Cubic Feet	NGLs	Oil	Gas	NGLs	Oil	Gas	NGLs	Oil	Gas
Proved Developed
Consolidated Companies
U.S.	976	—	2,632	1,012	—	2,574	990	—	2,486
Other Americas	109	403	943	91	391	1,063	82	403	1,147
Africa	763	—	1,161	782	—	1,163	792	—	1,276
Asia	601	—	4,620	643	—	4,511	703	—	4,300
Australia	44	—	1,251	31	—	682	39	—	813
Europe	94	—	200	103	—	191	116	—	204
Total Consolidated	2,587	403	10,807	2,662	391	10,184	2,722	403	10,226
Affiliated Companies
TCO	884	—	1,188	977	—	1,261	1,019	—	1,400
Other	105	44	330	115	50	377	93	50	75
Total Consolidated and Affiliated Companies	3,576	447	12,325	3,754	441	11,822	3,834	453	11,701
Proved Undeveloped
Consolidated Companies
U.S.	354	—	1,358	347	—	1,148	321	—	1,160
Other Americas	134	134	357	132	122	412	31	120	517
Africa	341	—	1,884	348	—	1,918	363	—	1,920
Asia	191	—	2,125	194	—	2,356	191	—	2,421
Australia	87	—	9,076	103	—	9,570	101	—	8,931
Europe	72	—	63	54	—	66	43	—	54
Total Consolidated	1,179	134	14,863	1,178	122	15,470	1,050	120	15,003
Affiliated Companies
TCO	784	—	1,102	755	—	1,038	740	—	851
Other	49	176	856	49	182	865	64	194	1,128
Total Consolidated and Affiliated Companies	2,012	310	16,821	1,982	304	17,373	1,854	314	16,982
Total Proved Reserves	5,588	757	29,146	5,736	745	29,195	5,688	767	28,683
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

Table V Reserve Quantity Information - Continued

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
     All RAC members are degreed professionals, each with more than 10 years of experience in various aspects of reserves estimation relating to reservoir engineering, petroleum engineering, earth science or finance. The members are knowledgeable in SEC guidelines for proved reserves classification and receive annual training on the preparation of reserves estimates. The reserves activities are managed by two operating company-level reserves managers. These two reserves managers are not members of the RAC so as to preserve corporate-level independence.
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

     Technologies Used in Establishing Proved Reserves Additions In 2013, additions to Chevron’s proved reserves were based on a wide range of geologic and engineering technologies. Information generated from wells, such as well logs, wire line sampling, production and pressure testing, fluid analysis, and core analysis, was integrated with seismic data, regional geologic studies, and information from analogous reservoirs to provide “reasonably certain” proved reserves estimates. Both proprietary and commercially available analytic tools, including reservoir simulation, geologic modeling and seismic processing, have been used in the interpretation of the subsurface data. These technologies have been utilized extensively by the company in the past, and the company believes that they provide a high degree of confidence in establishing reliable and consistent reserves estimates.
     Proved Undeveloped Reserve Quantities At the end of 2013, proved undeveloped reserves totaled 5.1 billion barrels of oil-equivalent (BOE), a decrease of 56 million BOE from year-end 2012. The decrease was due to the transfer of 461 million BOE to proved developed, partially offset by increases of 210 BOE in extensions and discoveries, 7 million BOE in purchases, 42 million BOE in improved recovery and 146 million BOE in revisions.
    Investment to Convert Proved Undeveloped to Proved Developed Reserves During 2013, investments totaling approximately $17.4 billion in oil and gas producing activities and about $3.4 billion in non-oil and gas producing activities were expended to advance the development of proved undeveloped reserves. Australia accounted for $9.6 billion of the total, mainly for development and construction activities at the Gorgon and Wheatstone LNG projects. Expenditures of about $3.5 billion in the United States related primarily to various development activities in the Gulf of Mexico and the midcontinent region. In Asia, expenditures during the year totaled $3.0 billion, primarily related to development projects in Thailand, Indonesia and with the TCO affiliate in Kazakhstan. In Africa, about $2.9 billion was expended on various offshore development and natural gas projects in Nigeria and Angola.
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

Table V Reserve Quantity Information - Continued

     At year-end 2013, the company held approximately 1.6 billion BOE of proved undeveloped reserves that have remained undeveloped for five years or more. The reserves are held by consolidated and affiliated companies and the majority of these reserves are in locations where the company has a proven track record of developing major projects.
     In Africa, the majority of the approximately 300 million BOE of proved undeveloped reserves that have remained undeveloped for five years or more is related to deepwater and natural gas developments in Nigeria. Major Nigerian deepwater development projects include Agbami, which started production in 2008 and has ongoing development activities to maintain full utilization of infrastructure capacity, and the Usan development, which started production in 2012. Also in Nigeria, various fields and infrastructure associated with the Escravos gas projects are currently under development.
     In Asia, less than 200 million BOE remain classified as proved undeveloped for more than five years. The majority relate to ongoing development activities in the Pattani Field in Thailand and the Azeri-Chirag-Gunashli fields in Azerbaijan.
     Affiliates account for 1.1 billion barrels of proved undeveloped reserves that have remained undeveloped for five years or more, with the majority related to the TCO affiliate in Kazakhstan. At TCO, further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with reservoir depletion. In Venezuela, development drilling continues at Hamaca to optimize utilization of upgrader capacity.
     Annually, the company assesses whether any changes have occurred in facts or circumstances, such as changes to development plans, regulations or government policies, that would warrant a revision to reserve estimates. For 2013, this assessment did not result in any material changes in reserves classified as proved undeveloped. Over the past three years, the ratio of proved undeveloped reserves to total proved reserves has ranged between 44 percent and 46 percent. The consistent completion of major capital projects has kept the ratio in a narrow range over this time period.

Proved Reserve Quantities At December 31, 2013, proved reserves for the company were 11.2 billion BOE. Approximately 18 percent of the total reserves were located in the United States.
Aside from the TCO affiliate's Tengiz Field in Kazakhstan, no single property accounted for more than 5 percent of the company’s total oil-equivalent proved reserves. About 18 other individual properties in the company’s portfolio of assets each contained between 1 percent and 5 percent of the company’s oil-equivalent proved reserves, which in the aggregate accounted for 44 percent of the company’s total oil-equivalent proved reserves. These properties were geographically dispersed, located in the United States, Canada, South America, Africa, Asia and Australia.
In the United States, total proved reserves at year-end 2013 were 2.0 billion BOE. California properties accounted for 30 percent of the U.S. reserves, with most classified as heavy oil. Because of heavy oil’s high viscosity and the need to employ enhanced recovery methods, most of the company’s heavy oil fields in California employ a continuous steamflooding process. The Gulf of Mexico region contains 26 percent of the U.S. reserves and production operations are mostly offshore. Other U.S. areas represent the remaining 44 percent of U.S. reserves. For production of crude oil, some fields utilize enhanced recovery methods, including waterflooding and CO2 injection.
For the three years ending December 31, 2013, the pattern of net reserve changes shown in the following tables are not necessarily indicative of future trends. Apart from acquisitions, the company’s ability to add proved reserves can be affected by, among other things, events and circumstances that are outside the company’s control, such as delays in government permitting, partner approvals of development plans, changes in oil and gas prices, OPEC constraints, geopolitical uncertainties, and civil unrest.
The company’s estimated net proved reserves of crude oil, condensate, natural gas liquids and synthetic oil and changes thereto for the years 2011, 2012 and 2013 are shown in the table on page FS-67. The company’s estimated net proved reserves of natural gas are shown on page FS-68.

Table V Reserve Quantity Information - Continued

Net Proved Reserves (Developed and Undeveloped) of Crude Oil, Condensate, Natural Gas Liquids and Synthetic Oil

	Consolidated Companies								Affiliated Companies			Total Consolidated
		Other					Synthetic			Synthetic		and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Oil[2]	Total	TCO	Oil	Other[3]	Companies
Reserves at January 1, 2011	1,275	108	1,168	1,013	88	152	466	4,270	1,820	256	157	6,503
Changes attributable to:
Revisions	63	4	60	25	(2)	15	32	197	28	—	10	235
Improved recovery	6	4	48	—	—	—	—	58	—	—	—	58
Extensions and discoveries	140	30	34	4	65	26	—	299	—	—	—	299
Purchases	2	—	—	—	—	—	40	42	—	—	—	42
Sales	(5)	—	—	—	(1)	—	—	(6)	—	—	—	(6)
Production	(170)	(33)	(155)	(148)	(10)	(34)	(15)	(565)	(89)	(12)	(10)	(676)
Reserves at December 31, 2011[4]	1,311	113	1,155	894	140	159	523	4,295	1,759	244	157	6,455
Changes attributable to:
Revisions	104	20	66	97	4	16	6	313	59	(6)	24	390
Improved recovery	24	8	30	6	—	9	—	77	—	—	—	77
Extensions and discoveries	77	101	30	2	7	—	—	217	—	—	1	218
Purchases	10	—	—	—	—	—	—	10	—	—	—	10
Sales	(1)	—	—	(15)	(7)	—	—	(23)	—	—	—	(23)
Production	(166)	(19)	(151)	(147)	(10)	(27)	(16)	(536)	(86)	(6)	(18)	(646)
Reserves at December 31, 2012[4]	1,359	223	1,130	837	134	157	513	4,353	1,732	232	164	6,481
Changes attributable to:
Revisions	55	25	94	84	7	17	40	322	32	(3)	3	354
Improved recovery	26	—	10	10	—	11	—	57	—	—	—	57
Extensions and discoveries	55	4	13	2	—	4	—	78	—	—	—	78
Purchases	2	9	—	—	—	—	—	11	—	—	—	11
Sales	(3)	—	(1)	—	—	—	—	(4)	—	—	—	(4)
Production	(164)	(18)	(142)	(141)	(10)	(23)	(16)	(514)	(96)	(9)	(13)	(632)
Reserves at December 31, 2013[4]	1,330	243	1,104	792	131	166	537	4,303	1,668	220	154	6,345

[1]	Ending reserve balances in North America were 141, 121 and 13 and in South America were 102, 102 and 100 in 2013, 2012 and 2011, respectively.

[2]	Reserves associated with Canada.

[3]	Ending reserve balances in Africa were 37, 41 and 38 and in South America were 117, 123 and 119 in 2013, 2012 and 2011, respectively.

[4]
Included are year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-11 for the definition of a PSC). PSC-related reserve quantities are 20 percent, 20 percent and 22 percent for consolidated companies for 2013, 2012 and 2011, respectively.

Noteworthy amounts in the categories of liquids proved reserve changes for 2011 through 2013 are discussed below:
Revisions In 2011, net revisions increased reserves 235 million barrels. For consolidated companies, improved reservoir performance accounted for a majority of the 63 million barrel increase in the United States. In Africa, improved field performance drove the 60 million barrel increase. In Asia, increases from improved reservoir performance were partially offset by the effects of higher prices on entitlement volumes. Synthetic oil reserves in Canada increased by 32 million barrels, primarily due to geotechnical revisions. For affiliated companies, improved facility and reservoir performance was partially offset by the price effect on entitlement volumes at TCO.
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
In 2013, net revisions increased reserves 354 million barrels. Improved field performance from various Nigeria and Angola producing assets was primarily responsible for the 94 million barrel increase in Africa. In Asia, drilling performance across numerous assets resulted in an 84 million barrel increase. Improved field performance and drilling associated with Gulf of Mexico projects and drilling in the Midland and Delaware basins accounted for the majority of the 55 million barrel increase in the United States. Synthetic oil reserves in Canada increased by 40 million barrels, primarily due to improved field performance.
Improved Recovery In 2011, improved recovery increased volumes by 58 million barrels. Reserves in Africa increased 48 million barrels due primarily to secondary recovery performance in Nigeria.
In 2012, improved recovery increased reserves by 77 million barrels, primarily due to secondary recovery performance in Africa and in Gulf of Mexico fields in the United States.

Table V Reserve Quantity Information - Continued

In 2013, improved recovery increased reserves by 57 million barrels due to numerous small projects, including expansions of existing projects in the United States, Europe, Asia, and Africa.    Extensions and Discoveries In 2011, extensions and discoveries increased reserves 299 million barrels. In the United States, additions related to two Gulf of Mexico projects resulted in the majority of the 140 million barrel increase. In Australia, the Wheatstone Project increased liquid volumes 65 million barrels. Africa and Other Americas increased reserves 34 million and 30 million barrels, respectively, following the start of new projects in these areas. In Europe, a project in the United Kingdom increased reserves 26 million barrels.
In 2012, extensions and discoveries increased reserves 218 million barrels. In Other Americas, extensions and discoveries increased reserves 101 million barrels, primarily due to the initial booking of the Hebron project in Canada. In the United States, additions at several Gulf of Mexico projects and drilling activities in the mid-continent region were primarily responsible for the 77 million barrel increase.
In 2013, extensions and discoveries increased reserves 78 million barrels. In the United States, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 55 million barrel increase.
Purchases In 2011, purchases increased worldwide liquid volumes 42 million barrels. The acquisition of additional acreage in Canada increased synthetic oil reserves 40 million barrels.

Net Proved Reserves of Natural Gas

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Billions of cubic feet (BCF)	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2011	2,472	1,815	2,944	7,193	6,056	275	20,755	2,386	1,110	24,251
Changes attributable to:
Revisions	217	(4)	39	196	(107)	74	415	(21)	103	497
Improved recovery	—	1	—	—	—	—	1	—	—	1
Extensions and discoveries	287	13	290	46	4,035	9	4,680	—	—	4,680
Purchases	1,231	—	—	2	—	—	1,233	—	—	1,233
Sales	(95)	—	—	(2)	(77)	—	(174)	—	—	(174)
Production[3]	(466)	(161)	(77)	(714)	(163)	(100)	(1,681)	(114)	(10)	(1,805)
Reserves at December 31, 2011[4]	3,646	1,664	3,196	6,721	9,744	258	25,229	2,251	1,203	28,683
Changes attributable to:
Revisions	318	(77)	(30)	1,007	358	84	1,660	158	37	1,855
Improved recovery	5	—	—	1	—	2	8	—	—	8
Extensions and discoveries	166	34	2	50	747	—	999	—	12	1,011
Purchases	33	—	—	—	—	—	33	—	—	33
Sales	(6)	—	—	(93)	(439)	—	(538)	—	—	(538)
Production[3]	(440)	(146)	(87)	(819)	(158)	(87)	(1,737)	(110)	(10)	(1,857)
Reserves at December 31, 2012[4]	3,722	1,475	3,081	6,867	10,252	257	25,654	2,299	1,242	29,195
Changes attributable to:
Revisions	(234)	(59)	27	627	229	46	636	117	(35)	718
Improved recovery	3	—	2	6	—	4	15	—	—	15
Extensions and discoveries	951	—	27	16	—	27	1,021	—	—	1,021
Purchases	12	32	—	60	—	—	104	—	—	104
Sales	(10)	—	(1)	—	—	(1)	(12)	—	—	(12)
Production[3]	(454)	(148)	(91)	(831)	(154)	(70)	(1,748)	(126)	(21)	(1,895)
Reserves at December 31, 2013[4]	3,990	1,300	3,045	6,745	10,327	263	25,670	2,290	1,186	29,146

[1]	Ending reserve balances in North America and South America were 54, 49, 19 and 1,246, 1,426, 1,645 in 2013, 2012 and 2011, respectively.

[2]	Ending reserve balances in Africa and South America were 1,009, 1,068, 1,016 and 177, 174, 187 in 2013, 2012 and 2011, respectively.

[3]	Total “as sold” volumes are 1,704 BCF, 1,666 BCF and 1,615 BCF for 2013, 2012 and 2011, respectively. 2011 and 2012 conformed to 2013 presentation.

[4]
Includes reserve quantities related to production-sharing contracts (PSC) (refer to page E-11 for the definition of a PSC). PSC-related reserve quantities are 20 percent, 21 percent and 21 percent for consolidated companies for 2013, 2012 and 2011, respectively.

Table V Reserve Quantity Information - Continued

Noteworthy amounts in the categories of natural gas proved-reserve changes for 2011 through 2013 are discussed below:
Revisions In 2011, net revisions increased reserves 497 BCF. For consolidated companies, improved reservoir performance accounted for a majority of the 217 BCF increase in the United States. In Asia, a net increase of 196 BCF was driven by development drilling and improved field performance in Thailand, partially offset by the effects of higher prices on entitlement volumes in Kazakhstan. For affiliated companies, ongoing reservoir assessment resulted in the recognition of additional reserves related to the Angola LNG project. At TCO, improved facility and reservoir performance was more than offset by the price effect on entitlement volumes.
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
In 2013, net revisions increased reserves 718 BCF. A net increase of 627 BCF in Asia was primarily due to development drilling and improved field performance in Bangladesh and Thailand. In Australia, drilling performance drove the 229 BCF increase. The majority of the net decrease of 234 BCF in the United States was due to a change in development plans in the Appalachian region.

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
In 2013, extensions and discoveries increased reserves by 1,021 BCF, with the majority in the Appalachian region in the U.S.
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

Table VI - Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other	Companies
At December 31, 2013
Future cash inflows from production[1]	$136,942	$73,468	$117,119	$111,970	$130,620	$20,232	$590,351	$157,108	$43,380	$790,839
Future production costs	(39,009)	(29,373)	(27,800)	(35,716)	(19,387)	(10,099)	(161,384)	(32,245)	(18,027)	(211,656)
Future development costs	(12,058)	(10,149)	(10,983)	(17,290)	(18,220)	(2,644)	(71,344)	(12,852)	(3,879)	(88,075)
Future income taxes	(28,458)	(9,454)	(53,953)	(26,162)	(27,904)	(4,727)	(150,658)	(33,603)	(9,418)	(193,679)
Undiscounted future net cash flows	57,417	24,492	24,383	32,802	65,109	2,762	206,965	78,408	12,056	297,429
10 percent midyear annual discount for timing of estimated cash flows	(23,055)	(15,217)	(8,165)	(10,901)	(35,110)	(888)	(93,336)	(41,444)	(6,482)	(141,262)
Standardized Measure Net Cash Flows	$34,362	$9,275	$16,218	$21,901	$29,999	$1,874	$113,629	$36,964	$5,574	$156,167
At December 31, 2012[2]
Future cash inflows from production[1]	$139,856	$72,548	$122,189	$121,849	$134,009	$19,653	$610,104	$169,966	$47,496	$827,566
Future production costs	(41,773)	(27,191)	(24,592)	(35,713)	(18,340)	(8,768)	(156,377)	(32,085)	(19,899)	(208,361)
Future development costs	(11,192)	(14,810)	(14,601)	(17,275)	(24,923)	(1,946)	(84,747)	(12,355)	(3,710)	(100,812)
Future income taxes	(32,357)	(9,902)	(48,683)	(30,763)	(27,224)	(5,589)	(154,518)	(37,658)	(13,363)	(205,539)
Undiscounted future net cash flows	54,534	20,645	34,313	38,098	63,522	3,350	214,462	87,868	10,524	312,854
10 percent midyear annual discount for timing of estimated cash flows	(23,055)	(14,331)	(12,429)	(13,033)	(40,450)	(860)	(104,158)	(47,534)	(5,644)	(157,336)
Standardized Measure Net Cash Flows	$31,479	$6,314	$21,884	$25,065	$23,072	$2,490	$110,304	$40,334	$4,880	$155,518
At December 31, 2011
Future cash inflows from production[1]	$143,633	$63,579	$124,077	$124,972	$113,773	$19,704	$589,738	$171,588	$42,212	$803,538
Future production costs	(39,523)	(22,856)	(22,703)	(35,579)	(15,411)	(7,467)	(143,539)	(30,904)	(19,430)	(193,873)
Future development costs	(11,272)	(9,345)	(10,695)	(15,035)	(29,489)	(676)	(76,512)	(10,778)	(2,836)	(90,126)
Future income taxes	(34,050)	(9,121)	(53,103)	(33,884)	(20,661)	(7,229)	(158,048)	(36,698)	(10,833)	(205,579)
Undiscounted future net cash flows	58,788	22,257	37,576	40,474	48,212	4,332	211,639	93,208	9,113	313,960
10 percent midyear annual discount for timing of estimated cash flows	(25,013)	(15,082)	(13,801)	(14,627)	(35,051)	(1,117)	(104,691)	(51,547)	(4,883)	(161,121)
Standardized Measure Net Cash Flows	$33,775	$7,175	$23,775	$25,847	$13,161	$3,215	$106,948	$41,661	$4,230	$152,839

[1]	Based on 12-month average price.

[2]	2012 conformed to 2013 presentation.

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

Table VII - Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves

			Total
			Consolidated
			and Affiliated
Millions of dollars	Consolidated Companies*	Affiliated Companies	Companies
Present Value at January 1, 2011	$73,024	$35,619	$108,643
Sales and transfers of oil and gas produced net of production costs	(52,338)	(8,679)	(61,017)
Development costs incurred	13,869	729	14,598
Purchases of reserves	1,212	—	1,212
Sales of reserves	(803)	—	(803)
Extensions, discoveries and improved recovery less related costs	12,288	—	12,288
Revisions of previous quantity estimates	16,025	923	16,948
Net changes in prices, development and production costs	61,428	15,979	77,407
Accretion of discount	11,943	5,048	16,991
Net change in income tax	(29,700)	(3,728)	(33,428)
Net change for 2011	33,924	10,272	44,196
Present Value at December 31, 2011	$106,948	$45,891	$152,839
Sales and transfers of oil and gas produced net of production costs	(49,094)	(7,708)	(56,802)
Development costs incurred	18,013	942	18,955
Purchases of reserves	376	—	376
Sales of reserves	(1,630)	—	(1,630)
Extensions, discoveries and improved recovery less related costs	9,251	106	9,357
Revisions of previous quantity estimates	26,022	3,759	29,781
Net changes in prices, development and production costs	(19,178)	(2,266)	(21,444)
Accretion of discount	18,026	6,322	24,348
Net change in income tax	1,570	(1,832)	(262)
Net change for 2012	3,356	(677)	2,679
Present Value at December 31, 2012	$110,304	$45,214	$155,518
Sales and transfers of oil and gas produced net of production costs	(43,760)	(8,692)	(52,452)
Development costs incurred	22,907	1,411	24,318
Purchases of reserves	184	—	184
Sales of reserves	243	—	243
Extensions, discoveries and improved recovery less related costs	3,135	—	3,135
Revisions of previous quantity estimates	25,573	1,306	26,879
Net changes in prices, development and production costs	(25,959)	(5,925)	(31,884)
Accretion of discount	18,463	6,406	24,869
Net change in income tax	2,539	2,818	5,357
Net change for 2013	3,325	(2,676)	649
Present Value at December 31, 2013	$113,629	$42,538	$156,167
*2012 conformed to 2013 presentation.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Chevron Corporation, dated May 30, 2008, filed as Exhibit 3.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

3.2	By-Laws of Chevron Corporation, as amended January 29, 2014, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K filed January 31, 2014, and incorporated herein by reference.
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
10.3
Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit B to Chevron Corporation’s Notice of the 2013 Annual Meeting and 2013 Proxy Statement filed April 11, 2013, and incorporated herein by reference.

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

10.6	Chevron Corporation Retirement Restoration Plan, filed as Exhibit 10.6 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.7	Chevron Corporation ESIP Restoration Plan, filed as Exhibit 10.7 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.8*	Summary of Chevron Incentive Plan Award Criteria.
10.9*	Form of Terms and Conditions for Awards under the Long-Term Incentive Plan of Chevron Corporation.
10.10
Form of Restricted Stock Unit Grant Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.13 to Chevron Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.11
Form of Retainer Stock Option Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.17 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.12
Form of Stock Units Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.19 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.13	Agreement between Chevron Corporation and R. Hewitt Pate, filed as Exhibit 10.16 to Chevron's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
12.1*	Computation of Ratio of Earnings to Fixed Charges (page E-3).
21.1*	Subsidiaries of Chevron Corporation (page E-4).

E-1

Exhibit No.	Description

23.1*	Consent of PricewaterhouseCoopers LLP (page E-5).
24.1 to 24.10*	Powers of Attorney for directors and certain officers of Chevron Corporation, authorizing the signing of the Annual Report on Form 10-K on their behalf.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chief Executive Officer (page E-6).
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chief Financial Officer (page E-7).
32.1*	Section 1350 Certification of the company’s Chief Executive Officer (page E-8).
32.2*	Section 1350 Certification of the company’s Chief Financial Officer (page E-9).
95*	Mine Safety Disclosure.
99.1*	Definitions of Selected Energy and Financial Terms (pages E-10 through E-11).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

_______________________________

*	Filed herewith.

Copies of the above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.

E-2