Form 10-Q
period 2014-03-31
CHEVRON CORP
filed 2014-05-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2014
Common stock, $.75 par value	1,903,650,099

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2014, and 2013	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2014, and 2013	4
	Consolidated Balance Sheet at March 31, 2014, and December 31, 2013	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2014, and 2013	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 4.	Mine Safety Disclosures	38
Item 6.	Exhibits	38
Signature		39
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	41
Rule 13a-14(a)/15d-14(a) Certifications		42-43
Section 1350 Certifications		44-45

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes required by existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 27 through 29 of the company’s 2013 Annual Report on Form 10-K. In addition, such results could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three months ended March 31
	2014	2013
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$50,978	$54,296
Income from equity affiliates	1,922	2,284
Other income	365	238
Total Revenues and Other Income	53,265	56,818
Costs and Other Deductions
Purchased crude oil and products	30,823	32,910
Operating expenses	6,023	5,762
Selling, general and administrative expenses	927	998
Exploration expenses	415	247
Depreciation, depletion and amortization	4,130	3,481
Taxes other than on income*	3,019	3,137
Total Costs and Other Deductions	45,337	46,535
Income Before Income Tax Expense	7,928	10,283
Income Tax Expense	3,407	4,044
Net Income	4,521	6,239
Less: Net income attributable to noncontrolling interests	9	61
Net Income Attributable to Chevron Corporation	$4,512	$6,178
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.38	$3.20
— Diluted	$2.36	$3.18
Dividends	$1.00	$0.90
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,895,032	1,929,014
— Diluted	1,909,424	1,943,931

* Includes excise, value-added and similar taxes:	$1,946	$2,033

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Net Income	$4,521	$6,239
Currency translation adjustment	(38)	(11)
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	4	(1)
Derivatives:
Net derivatives loss on hedge transactions	(3)	—
Reclassification to net income of net realized gain	(1)	(5)
Income tax benefit on derivatives transactions	1	2
Total	(3)	(3)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	111	227
Prior service cost:
Amortization to net income of net prior service costs (credits)	6	(7)
Defined benefit plans sponsored by equity affiliates	6	(20)
Income tax expense on defined benefit plans	(41)	(85)
Total	82	115
Other Comprehensive Gain, Net of Tax	45	100
Comprehensive Income	4,566	6,339
Comprehensive income attributable to noncontrolling interests	(9)	(61)
Comprehensive Income Attributable to Chevron Corporation	$4,557	$6,278

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31 2014	At December 31 2013
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$15,612	$16,245
Time deposits	308	8
Marketable securities	263	263
Accounts and notes receivable, net	20,285	21,622
Inventories
Crude oil and petroleum products	4,956	3,879
Chemicals	452	491
Materials, supplies and other	2,064	2,010
Total inventories	7,472	6,380
Prepaid expenses and other current assets	5,809	5,732
Total Current Assets	49,749	50,250
Long-term receivables, net	2,875	2,833
Investments and advances	25,986	25,502
Properties, plant and equipment, at cost	304,564	296,433
Less: Accumulated depreciation, depletion and amortization	135,337	131,604
Properties, plant and equipment, net	169,227	164,829
Deferred charges and other assets	5,118	5,120
Goodwill	4,639	4,639
Assets held for sale	644	580
Total Assets	$258,238	$253,753
LIABILITIES AND EQUITY
Short-term debt	$3,008	$374
Accounts payable	23,332	22,815
Accrued liabilities	5,000	5,402
Federal and other taxes on income	3,134	3,092
Other taxes payable	1,178	1,335
Total Current Liabilities	35,652	33,018
Long-term debt	19,960	19,960
Capital lease obligations	86	97
Deferred credits and other noncurrent obligations	22,942	22,982
Noncurrent deferred income taxes	21,798	21,301
Reserves for employee benefit plans	5,990	5,968
Total Liabilities	106,428	103,326
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at March 31, 2014, and December 31, 2013)	1,832	1,832
Capital in excess of par value	15,790	15,713
Retained earnings	176,294	173,677
Accumulated other comprehensive loss	(3,534)	(3,579)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (539,026,481 and 529,073,512 shares at March 31, 2014, and December 31, 2013, respectively)	(39,481)	(38,290)
Total Chevron Corporation Stockholders’ Equity	150,661	149,113
Noncontrolling interests	1,149	1,314
Total Equity	151,810	150,427
Total Liabilities and Equity	$258,238	$253,753

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Operating Activities
Net Income	$4,521	$6,239
Adjustments
Depreciation, depletion and amortization	4,130	3,481
Dry hole expense	140	12
Distributions less than income from equity affiliates	(457)	(578)
Net before-tax gains on asset retirements and sales	(269)	(27)
Net foreign currency effects	14	(109)
Deferred income tax provision	287	127
Net decrease (increase) in operating working capital	382	(3,360)
Increase in long-term receivables	(32)	(66)
Net increase in other deferred charges	(13)	(111)
Cash contributions to employee pension plans	(89)	(238)
Other	(197)	344
Net Cash Provided by Operating Activities	8,417	5,714
Investing Activities
Capital expenditures	(8,544)	(8,192)
Proceeds and deposits related to asset sales	316	76
Net purchases of time deposits	(300)	(700)
Net (borrowing) repayment of loans by equity affiliates	(32)	1
Net (purchases) sales of other short-term investments	(20)	356
Net Cash Used for Investing Activities	(8,580)	(8,459)
Financing Activities
Net borrowings of short-term obligations	2,636	2,069
Repayments of long-term debt and other financing obligations	(12)	(102)
Cash dividends — common stock	(1,895)	(1,735)
Distributions to noncontrolling interests	—	(10)
Net purchases of treasury shares	(1,190)	(1,027)
Net Cash Used for Financing Activities	(461)	(805)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	(15)
Net Change in Cash and Cash Equivalents	(633)	(3,565)
Cash and Cash Equivalents at January 1	16,245	20,939
Cash and Cash Equivalents at March 31	$15,612	$17,374

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2014, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2013 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ending March 31, 2014, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Three months ended March 31, 2014
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(23)	$(6)	$52	$(3,602)	$(3,579)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(38)	4	(2)	11	(25)
Reclassifications (2)	—	—	(1)	71	70
Net Other Comprehensive Income (Loss)	(38)	4	(3)	82	45
Balance at March 31	$(61)	$(2)	$49	$(3,520)	$(3,534)
_________________________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $117 million that are included in employee benefit costs for the three months ending March 31, 2014. Related income taxes for the same period, totaling $46 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

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
Activity for the equity attributable to noncontrolling interests for the first three months of 2014 and 2013 is as follows:

	2014			2013
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$149,113	$1,314	$150,427	$136,524	$1,308	$137,832
Net income	4,512	9	4,521	6,178	61	6,239
Dividends	(1,896)	—	(1,896)	(1,736)	—	(1,736)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Treasury shares, net	(1,191)	—	(1,191)	(1,041)	—	(1,041)
Other changes, net*	123	(174)	(51)	209	(7)	202
Balance at March 31	$150,661	$1,149	$151,810	$140,134	$1,352	$141,486
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net decrease (increase) in operating working capital” was composed of the following operating changes:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$1,373	$(994)
Increase in inventories	(1,098)	(520)
Increase in prepaid expenses and other current assets	(136)	(437)
Increase (decrease) in accounts payable and accrued liabilities	140	(1,759)
Increase in income and other taxes payable	103	350
Net decrease (increase) in operating working capital	$382	$(3,360)
The “Net decrease (increase) in operating working capital” includes reductions of $6 million and $28 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2014, and 2013, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for income taxes:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Income taxes	2,416	3,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 22 in Note 13 under the heading "Restricted Cash."
The “Net purchases of time deposits” consisted of the following gross amounts:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Time deposits purchased	$(308)	$(708)
Time deposits matured	8	8
Net purchases of time deposits	$(300)	$(700)
The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1.3 billion for the first three months in both 2014 and 2013. The company purchased 10.8 million common shares under its ongoing share repurchase program for $1.25 billion in each corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Additions to properties, plant and equipment	$8,397	$7,935
Additions to investments	87	262
Current year dry hole expenditures	75	12
Payments for other liabilities and assets, net	(15)	(17)
Capital expenditures	8,544	8,192
Expensed exploration expenditures	275	235
Assets acquired through capital lease obligations	—	2
Capital and exploratory expenditures, excluding equity affiliates	8,819	8,429
Company’s share of expenditures by equity affiliates	612	453
Capital and exploratory expenditures, including equity affiliates	$9,431	$8,882

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
The operating segments represent components of the company, that engage in activities (a) from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the CODM, which makes decisions about resources to be allocated to the segments and assesses their performance; and (c) for which discrete financial information is available.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2014, and 2013, are presented in the following table:

Segment Earnings*	Three months ended March 31
	2014	2013
	(Millions of dollars)
Upstream
United States	$912	$1,132
International	3,395	4,784
Total Upstream	4,307	5,916
Downstream
United States	422	135
International	288	566
Total Downstream	710	701
Total Segment Earnings	5,017	6,617
All Other
Interest Income	17	21
Other	(522)	(460)
Net Income Attributable to Chevron Corporation	$4,512	$6,178

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining operations; power and energy services; alternative fuels; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2014, and December 31, 2013, are as follows:

Segment Assets*	At March 31 2014	At December 31 2013
	(Millions of dollars)
Upstream
United States	$46,154	$45,436
International	141,011	137,096
Goodwill	4,639	4,639
Total Upstream	191,804	187,171
Downstream
United States	23,951	23,829
International	20,821	20,268
Total Downstream	44,772	44,097
Total Segment Assets	236,576	231,268
All Other
United States	6,501	7,326
International	15,161	15,159
Total All Other	21,662	22,485
Total Assets — United States	76,606	76,591
Total Assets — International	176,993	172,523
Goodwill	4,639	4,639
Total Assets	$258,238	$253,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2014, and 2013, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining operations, power and energy services, insurance operations, real estate activities, alternative fuels, and technology companies.

Sales and Other Operating Revenues*	Three months ended March 31
	2014	2013
	(Millions of dollars)
Upstream
United States	$6,745	$6,267
International	11,881	12,911
Subtotal	18,626	19,178
Intersegment Elimination — United States	(3,932)	(4,194)
Intersegment Elimination — International	(5,762)	(8,356)
Total Upstream	8,932	6,628
Downstream
United States	20,218	20,430
International	23,804	27,178
Subtotal	44,022	47,608
Intersegment Elimination — United States	(5)	(11)
Intersegment Elimination — International	(2,045)	(16)
Total Downstream	41,972	47,581
All Other
United States	389	378
International	5	6
Subtotal	394	384
Intersegment Elimination — United States	(315)	(292)
Intersegment Elimination — International	(5)	(5)
Total All Other	74	87
Sales and Other Operating Revenues
United States	27,352	27,075
International	35,690	40,095
Subtotal	63,042	67,170
Intersegment Elimination — United States	(4,252)	(4,497)
Intersegment Elimination — International	(7,812)	(8,377)
Total Sales and Other Operating Revenues	$50,978	$54,296
* Effective January 1, 2014, International Upstream prospectively includes selected amounts previously recognized in International Downstream, which are not material to the company’s results of operations and financial position.

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$41,329	$42,777
Costs and other deductions	40,124	41,717
Net income attributable to CUSA	1,017	889

	At March 31 2014	At December 31 2013
	(Millions of dollars)
Current assets	$17,485	$17,626
Other assets	58,284	57,288
Current liabilities	19,231	17,486
Other liabilities	28,201	28,119
Total CUSA net equity	$28,337	$29,309
Memo: Total debt	$14,479	$14,482

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
The summarized financial information for CTC and its consolidated subsidiaries is as follows:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$173	$131
Costs and other deductions	199	172
Net loss attributable to CTC	(26)	(41)

	At March 31 2014	At December 31 2013
	(Millions of dollars)
Current assets	$234	$221
Other assets	582	549
Current liabilities	174	94
Other liabilities	900	911
Total CTC net deficit	$(258)	$(235)
There were no restrictions on CTC’s ability to pay dividends or make loans or advances at March 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil (TCO), which was formed in 1993 to develop the Tengiz and Korolev crude oil fields in Kazakhstan over a 40-year period.

Summarized financial information for 100 percent of TCO is presented in the following table:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$6,433	$6,798
Costs and other deductions	2,833	2,970
Net income attributable to TCO	2,514	2,684

Note 9. Income Taxes
Taxes on income for the first quarter of 2014 were $3.4 billion, compared with $4.0 billion for the corresponding period in 2013. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the first quarters of 2014 and 2013 were 43 percent and 39 percent, respectively.
The increase in the effective tax rate between periods reflected a higher effective tax rate in international upstream operations. The higher international upstream rate was primarily due to the effects of one-time tax items and foreign currency remeasurement impacts between periods, which were partially offset by the effect of a greater portion of equity income in international upstream in 2014 than in 2013 (equity income is included as part of before-tax income, but is generally recorded net of income taxes).
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2014. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2008, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2012 and Kazakhstan — 2007.
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

Note 10. Employee Benefits
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

main U.S. medical plan is secondary to Medicare (including Part D) and the increase to the company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2014 and 2013 are as follows:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Pension Benefits
United States
Service cost	$113	$124
Interest cost	124	118
Expected return on plan assets	(197)	(175)
Amortization of prior service (credits)	(2)	—
Amortization of actuarial losses	52	121
Settlement losses	33	57
Total United States	123	245
International
Service cost	47	48
Interest cost	84	77
Expected return on plan assets	(76)	(68)
Amortization of prior service costs	5	5
Amortization of actuarial losses	24	36
Total International	84	98
Net Periodic Pension Benefit Costs	$207	$343
Other Benefits*
Service cost	$13	$18
Interest cost	37	40
Amortization of prior service costs (credits)	3	(12)
Amortization of actuarial losses	2	13
Net Periodic Other Benefit Costs	$55	$59
_________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

At the end of 2013, the company estimated it would contribute $700 million to employee pension plans during 2014 (composed of $350 million for the U.S. plans and $350 million for the international plans). Through March 31, 2014, a total of $89 million was contributed (including $50 million to the U.S. plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2014, the company contributed $52 million to its OPEB plans. The company anticipates contributing approximately $163 million during the remainder of 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within 15 days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, and on November 22, 2012, the National Court agreed to hear Chevron's cassation appeal. On August 3, 2012, the provincial court in Lago Agrio approved a court-appointed liquidator’s report on damages that calculated the total judgment in the case to be $19.1 billion. On November 13, 2013, the National Court ratified the judgment but nullified the $8.6 billion punitive damage assessment, resulting in a judgment of $9.5 billion. On December 23, 2013, Chevron appealed the decision to the Ecuador Constitutional Court, Ecuador's highest court, which agreed to consider the appeal on March 20, 2014.
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
Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision. On December 17, 2013, the Court of Appeals for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron appealed the decision concerning jurisdiction to the Supreme Court of Canada and, on January 16, 2014, the Court of Appeals for Ontario granted Chevron’s motion to stay the recognition and enforcement proceeding pending a decision on the admissibility of the Supreme Court appeal. On April 3, 2014, the Supreme Court of Canada granted Chevron’s and Chevron Canada Limited’s petitions to appeal the Ontario Court of Appeal’s decision. On April 8, 2014, Chevron and Chevron Canada Limited filed their notices of appeal with the Canada Supreme Court.
On June 27, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Nortberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14th, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013 the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014. Chevron intends to vigorously defend against the proceeding. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight, and on October 18, 2012, the Federal District Court set a trial date of October 15, 2013. On March 22, 2013, Chevron settled its claims against Stratus Consulting, and on April 12, 2013 sworn declarations by representatives of Stratus Consulting were filed with the Court admitting their role and that of the plaintiffs' attorneys in drafting the environmental report of the mining engineer appointed by the provincial court in Lago Agrio. On September 26, 2013, the Second Circuit denied the defendants' Petition for Writ of Mandamus to recuse the judge hearing the case and to collaterally estop Chevron from seeking a declaration that the Lago Agrio judgment was obtained through fraud and other unlawful conduct. The trial commenced on October 15, 2013 and concluded on November 22, 2013. On March 4, 2014, the Federal District Court entered a judgment in favor of Chevron, prohibiting the defendants from seeking to enforce the Lago Agrio judgment in the United States and further prohibiting them from profiting from their illegal acts. The defendants filed their notices of appeal on March 18, 2014.
The ultimate outcome of the foregoing matters, including any financial effect on Chevron, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the Ecuadorian judgment, the 2008 engineer’s report on alleged damages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 12. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 9 on page 14 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
Settlement of open tax years, as well as other tax issues in countries where the company conducts its businesses, are not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.
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
Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron's refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a final judgment and peremptory writ ordering the City to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. On May 23, 2011, the company filed an application with the City Planning Department for a conditional use permit for a revised project to complete construction of the hydrogen plant, certain sulfur removal facilities and related infrastructure. On June 10, 2011, the City published its Notice of Preparation of the revised EIR for the project, and on March 18, 2014, the revised draft EIR was published for public comment. The public comment period is expected to close in May 2014. The revised and recirculated EIR is intended to comply with the appeals court decision. Management believes the outcomes associated with the project are uncertain. Due to the uncertainty of the company's future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, can be made at this time.
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

Note 13. Fair Value Measurements
The three levels of the fair value hierarchy of inputs the company uses to measure the fair value of an asset or liability are described as follows:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2014				At December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$263	$263	$—	$—	$263	$263	$—	$—
Derivatives	33	9	24	—	28	—	28	—
Total Assets at Fair Value	$296	$272	$24	$—	$291	$263	$28	$—
Derivatives	60	49	11	—	89	80	9	—
Total Liabilities at Fair Value	$60	$49	$11	$—	$89	$80	$9	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2014.
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
Assets carried at fair value at March 31, 2014, and December 31, 2013, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $15.6 billion and $16.2 billion at March 31, 2014, and December 31, 2013, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $308 million and $8 million at March 31, 2014, and December 31, 2013, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2014.
Restricted Cash had a carrying/fair value of $0.8 billion and $1.2 billion at March 31, 2014, and December 31, 2013, respectively. At March 31, 2014, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments and funds held in escrow for an asset acquisitions, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $12.0 billion at both March 31, 2014, and December 31, 2013. The fair value of long-term debt at both March 31, 2014, and December 31, 2013, was $12.3 billion. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $11.6 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2014, and December 31, 2013, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2014
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
Properties, plant and equipment, net (held and used)	$222	$—	$213	$9	$467
Properties, plant and equipment, net (held for sale)	—	—	—	—	—
Investments and advances	8	—	—	8	27
Total Assets at Fair Value	$230	$—	$213	$17	$494
Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2014.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2014.

Note 14. Financial and Derivative Instruments
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
Derivative instruments measured at fair value at March 31, 2014, and December 31, 2013, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At March 31 2014	At December 31 2013
Commodity	Accounts and notes receivable, net	$30	$22
Commodity	Long-term receivables, net	3	6
Total Assets at Fair Value		$33	$28
Commodity	Accounts payable	$39	$65
Commodity	Deferred credits and other noncurrent obligations	21	24
Total Liabilities at Fair Value		$60	$89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended March 31
Type of Contract	Statement of Income Classification	2014	2013
Commodity	Sales and other operating revenues	$97	$(75)
Commodity	Purchased crude oil and products	(8)	(4)
Commodity	Other income	(23)	(1)
		$66	$(80)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2014, and December 31, 2013.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2014
Derivative Assets	$1,350	$1,317	$33	$20	$13
Derivative Liabilities	$1,377	$1,317	$60	$—	$60

At December 31, 2013
Derivative Assets	$732	$704	$28	$27	$1
Derivative Liabilities	$793	$704	$89	$—	$89

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."

Note 15. Assets Held For Sale
At December 31, 2013, and March 31, 2014, the company classified $580 million and $644 million, respectively, of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in 2014. The revenues and earnings contributions of these assets in the first three months of 2014 were not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
First Quarter 2014 Compared with First Quarter 2013

Key Financial Results
Earnings by Business Segment

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Upstream
United States	$912	$1,132
International	3,395	4,784
Total Upstream	4,307	5,916
Downstream
United States	422	135
International	288	566
Total Downstream	710	701
Total Segment Earnings	5,017	6,617
All Other	(505)	(439)
Net Income Attributable to Chevron Corporation (1) (2)	$4,512	$6,178
____________________
(1) Includes foreign currency effects	$(79)	$246
(2) Income net of tax, also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for the first three months of 2014 was $4.5 billion ($2.36 per share — diluted), versus $6.2 billion ($3.18 per share — diluted) in the first three months of 2013.
Upstream earnings in first quarter 2014 were $4.3 billion compared with $5.9 billion a year earlier. The decrease between comparative periods was mainly due to lower crude oil production and realizations, and higher tax, depreciation and exploration expenses, along with adverse foreign currency effects.
Downstream earnings in first quarter 2014 were $710 million compared with $701 million in the corresponding 2013 period. Higher margins on refined product sales in the U.S. and gains on asset sales were offset by lower international margins and adverse foreign currency effects.
Refer to pages 29 through 31 for additional discussion of results by business segment and “All Other” activities for first quarter of 2014 versus the same period in 2013.

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
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the "Results of Operations" section, beginning on page 29 for discussions of net gains on asset sales during 2014. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control. External factors include not only the general level of inflation, but also commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. In recent years, Chevron and the oil and gas industry generally experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. Capital and exploratory expenditures and operating expenses can also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $109 per barrel for the full-year 2013. During first quarter 2014, Brent averaged $108 per barrel and ended April 2014 at about $108. The majority of the company’s equity crude production is priced based on the Brent benchmark. While geopolitical tensions and supply disruptions have supported crude prices in 2014, the price for Brent-related crudes in the Atlantic Basin also reflects negative economic developments, high refinery maintenance in Europe and North America, and higher production from Iraq, Iran and the North Sea. The WTI price averaged $98 per barrel for the full-year 2013. During first quarter 2014, WTI averaged $99 per barrel and ended April 2014 at about $100. WTI traded at a discount to Brent throughout 2013 and first quarter 2014 due to high inventories and excess crude supply in the U.S. midcontinent market.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the supply of heavy crude versus the demand, which is a function of the capacity of refineries that are able to process this lower quality feedstock into light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In the first quarter 2014, the differential eased in North America as light sweet crude oil production in the U.S. midcontinent region remained robust, while refinery maintenance dampened demand. Outside of North America, supply disruptions in Libya and elsewhere supported light sweet crude markets relative to heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Chad, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the U.S., prices at Henry Hub averaged $5.11 per thousand cubic feet (MCF) in the first three months of 2014, compared with $3.45 during the first three months of 2013. At the end of April 2014, the Henry Hub spot price was $4.82 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $6.02 per MCF during the first three months of 2014, compared with $6.07 in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2014 averaged 2.588 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first three months of 2014 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for first quarter 2014 or 2013. At their December 2013 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.

The company estimates that net oil-equivalent production in 2014 will average approximately 2.610 million barrels per day, based on an average Brent price of $109 per barrel. This estimate is subject to many factors and uncertainties, including quotas that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. On March 14, 2012, the company identified a small, second seep in a different part of the field. No evidence of any coastal or wildlife impacts related to these seeps have emerged. A Brazilian federal district prosecutor filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. On October 1, 2013, the Court dismissed the two civil lawsuits and approved a settlement under which Chevron and its consortium partners agreed to spend approximately $43 million on social and environmental programs. On November 11, 2013, the Court announced that the settlement is final. The federal district prosecutor also filed criminal charges against Chevron and eleven Chevron employees. On February 19, 2013, the court dismissed the criminal matter, and on appeal, on October 9, 2013, the appellate court reinstated two of the ten allegations, specifically those charges alleging environmental damage and failure to provide timely notification to authorities. On February 27, 2014, Chevron filed a motion for reconsideration. The company’s ultimate exposure related to the incident is not currently determinable, but could be significant to net income in any one period.
Refer to the “Results of Operations” section on pages 29 through 30 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section on pages 30 through 31 for additional discussion of the company’s downstream operations.
All Other consists of mining operations, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies.

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•	Argentina — Signed additional agreements to continue the development of the Loma Campana Project in the Vaca Muerta Shale, and to begin exploration in the Narambuena area of the Neuquén Basin.

•	Australia — Received and installed the final two Gorgon gas turbine generators. All five of the generators have now been installed in preparation for LNG plant start-up in mid-2015.

•	Australia — Commenced the development well drilling campaign for the Wheatstone Project.

•	Azerbaijan — Achieved first production from the Chirag Oil Project in the Caspian Sea.

•	Myanmar — Announced the acquisition of offshore shallow water acreage.
In the downstream, mechanical completion of the premium lubricants base-oil facility in Pascagoula, Mississippi, was achieved in April and ramp-up to full production is planned for mid-year. In addition, Chevron Phillips Chemical Company LLC, the company’s 50 percent-owned affiliate, announced the start of construction of its U.S. Gulf Coast Petrochemicals Project.
The company purchased $1.25 billion of its common stock in first quarter 2014 under its share repurchase program.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three months ended March 31
	2014	2013
	(Millions of dollars)
U.S. Upstream Earnings	$912	$1,132
U.S. upstream earnings of $912 million were down $220 million from the corresponding period in 2013. Earnings decreased due to lower crude oil production of $100 million and realizations of $70 million, as well as higher operating and depreciation expenses of $80 million each, partially offset by higher natural gas realizations of $110 million.
The company’s average realization per barrel for U.S. crude oil and natural gas liquids in first quarter 2014 was $91, compared to $94 a year earlier. The average natural gas realization in first quarter 2014 was $4.77 per thousand cubic feet and $3.11 in 2013.
Net oil-equivalent production of 640,000 barrels per day in first quarter 2014 was down 24,000 barrels per day, or 4 percent, from the first quarter a year earlier. Production increases in the Marcellus Shale in western Pennsylvania and the Delaware Basin in New Mexico were more than offset by normal field declines.
The net liquids component of oil-equivalent production of 438,000 barrels per day in the first quarter decreased 4 percent from the corresponding 2013 period. Net natural gas production was 1.21 billion cubic feet per day in first quarter 2014, a decrease of 3 percent from the comparative 2013 period.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
International Upstream Earnings*	$3,395	$4,784
____________________
* Includes foreign currency effects	$(53)	$172
International upstream earnings of $3.4 billion in first quarter 2014 decreased $1.4 billion from the corresponding period in 2013. The decrease between quarters was primarily due to lower crude oil production of $180 million and realizations of $120 million, along with higher tax, depreciation and exploration expenses of $260 million, $150 million and $140 million, respectively. Foreign currency effects decreased earnings by $53 million in the 2014 quarter, compared with an increase of $172 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in first quarter 2014 was $99 compared with $102 a year earlier. The average natural gas realization per thousand cubic feet in first quarter 2014 was $6.02 compared with $6.07 in the corresponding 2013 period.
International net oil-equivalent production of 1.95 million barrels per day in first quarter 2014 was down 33,000 barrels per day, or 2 percent, from first quarter a year ago. Production increases due to project ramp-ups in Nigeria and Angola were more than offset by normal field declines and weather-related, unplanned downtime, particularly in Kazakhstan.
The net liquids component of oil-equivalent production of 1.28 million barrels per day in the first quarter 2014 decreased 2 percent from first quarter 2013. Net natural gas production totaled 4.04 billion cubic feet per day in first quarter 2014, essentially unchanged from the 2013 period.
Downstream

	Three months ended March 31
	2014	2013
	(Millions of dollars)
U.S. Downstream Earnings	$422	$135
U.S. downstream operations earned $422 million in the first quarter 2014, compared with earnings of $135 million a year earlier. The increase was mainly due to higher margins on refined product sales of $160 million and a gain of $100 million on the sale of an interest in a pipeline affiliate. Lower operating expenses of $60 million, in part due to lower planned turnaround activity in first quarter 2014, also contributed to the increase in earnings.
Refinery crude-input of 872,000 barrels per day in first quarter 2014 increased 296,000 barrels per day from the year-ago period. The increase was primarily due to the absence of effects of an August 2012 incident at the refinery in Richmond, California, that shut down the crude unit. The absence of first quarter 2013 planned turnaround activities at the refinery in Pascagoula, Mississippi, also contributed to the increase.
Refined product sales of 1.20 million barrels per day were up 100,000 barrels per day from the first quarter 2013, mainly reflecting higher gas oil and kerosene sales. Branded gasoline sales increased 1 percent to 505,000 barrels per day.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
International Downstream Earnings*	$288	$566
___________________
* Includes foreign currency effects	$(28)	$76
International downstream operations earned $288 million in the first quarter 2014, compared with $566 million a year earlier. The decrease was mainly due to lower margins on refined product sales of $200 million. Foreign currency effects decreased earnings by $28 million in the 2014 period, compared to an increase of $76 million in the 2013 period.
Refinery crude oil input of 774,000 barrels per day in the first quarter 2014 decreased 44,000 barrels per day from the year-ago period, mainly as a result of planned downtime at the Star Petroleum Refining Company in Thailand.
Total refined product sales of 1.40 million barrel per day in the 2014 first quarter were down 46,000 barrels per day from the year-ago period, mainly due to lower fuel oil sales.
All Other

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Net Charges*	$(505)	$(439)
___________________
* Includes foreign currency effects	$2	$(2)
All Other consists of mining operations, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, alternative fuels, and technology companies.
Net charges in first quarter 2014 were $505 million, compared with $439 million a year earlier. The change between periods was mainly due to the impairment of a mining asset, partially offset by lower corporate charges. Foreign currency effects increased net charges by $2 million for the first three months of 2013, compared to a $2 million decrease in net charges in the 2014 period.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$50,978	$54,296
Sales and other operating revenues decreased $3.3 billion due to lower refined product and crude oil prices, partially offset by higher natural gas prices in the United States.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Income from equity affiliates	$1,922	$2,284
Income from equity affiliates in the quarterly period decreased mainly due to lower upstream-related earnings from Petropiar in Venezuela and Tengizchevroil in Kazakhstan, and lower downstream-related earnings from GS Caltex in South Korea and Caltex Australia.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Other income	$365	$238
Other income for the first quarter increased due to higher gains on asset sales, partially offset by an unfavorable swing in foreign currency effects.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Purchased crude oil and products	$30,823	$32,910
Purchases in the first quarter decreased $2.1 billion primarily due to lower prices for crude oil and refined products.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,950	$6,760
Operating, selling, general and administrative expenses increased $190 million between quarters primarily due to higher environmental reserves, and repair and maintenance expenses.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Exploration expenses	$415	$247
The increase in exploration expenses in first quarter 2014 was primarily due to higher charges for well write-offs and geological and geophysical expenses.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Depreciation, depletion and amortization	$4,130	$3,481
Depreciation, depletion and amortization in first quarter 2014 increased mainly due to the impairment of a mining asset, higher depreciation rates for certain oil and gas producing fields and higher upstream impairments.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Taxes other than on income	$3,019	$3,137
Taxes other than on income decreased in first quarter 2014 as consumer excise taxes in Thailand were down due to lower sales volumes.

	Three months ended March 31
	2014	2013
	(Millions of dollars)
Income tax expense	$3,407	$4,044
Effective income tax rates for the 2014 and 2013 quarters were 43 percent and 39 percent, respectively. The increase in the effective tax rate between periods reflected a higher effective tax rate in international upstream operations. The higher international upstream rate was primarily due to the effects of one-time tax items and foreign currency remeasurement impacts between periods, which were partially offset by the effect of a greater portion of equity income in international upstream in 2014 than in 2013 (equity income is included as part of before-tax income, but is generally recorded net of income taxes).

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three months ended March 31
	2014	2013
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	438	455
Net natural gas production (MMCFPD)(3)	1,212	1,255
Net oil-equivalent production (MBOEPD)	640	664
Sales of natural gas (MMCFPD)	4,936	6,095
Sales of natural gas liquids (MBPD)	15	15
Revenue from net production
Liquids ($/Bbl)	$91.49	$94.49
Natural gas ($/MCF)	$4.77	$3.11
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,275	1,305
Net natural gas production (MMCFPD)(3)	4,041	4,054
Net oil-equivalent production (MBOEPD)(4)	1,948	1,981
Sales of natural gas (MMCFPD)	4,566	4,498
Sales of natural gas liquids (MBPD)	35	28
Revenue from liftings
Liquids ($/Bbl)	$98.60	$102.35
Natural gas ($/MCF)	$6.02	$6.07
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,588	2,645
U.S. Downstream
Gasoline sales (MBPD)(5)	593	579
Other refined product sales (MBPD)	605	519
Total refined product sales (MBPD)	1,198	1,098
Sales of natural gas liquids (MBPD)	114	120
Refinery input (MBPD)	872	576
International Downstream
Gasoline sales (MBPD)(5)	296	282
Other refined product sales (MBPD)	648	708
Share of affiliate sales (MBPD)	459	459
Total refined product sales (MBPD)	1,403	1,449
Sales of natural gas liquids (MBPD)	54	67
Refinery input (MBPD)	774	818
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	74	68
International (6)	492	444
(4) Includes: Canada — synthetic oil	38	45
Venezuela affiliate — synthetic oil	32	23
(5) Includes branded and unbranded gasoline.
(6) 2013 conforms to 2014 presentation.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $16.2 billion at March 31, 2014, down $0.3 billion from year-end 2013. Cash provided by operating activities in the first three months of 2014 was $8.4 billion, compared with $5.7 billion in the year-ago period. The increase in the current period primarily reflected lower net working capital requirements. Cash capital expenditures increased $390 million between periods as work progressed on a number of major capital projects.
Dividends The company paid dividends of $1.9 billion to common shareholders during the first three months of 2014. In April 2014, the company increased its quarterly dividend by 7 percent to $1.07 per common share, payable in June 2014.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $23.1 billion at March 31, 2014, up from $20.4 billion at December 31, 2013.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $20.0 billion and the outstanding balance at March 31, 2014, was $7.7 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $11.0 billion at March 31, 2014, and $8.4 billion at December 31, 2013. Of these amounts, $8.0 billion was reclassified to long-term at both March 31, 2014, and December 31, 2013. At March 31, 2014, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2014, the company had $8.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2014. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During first quarter 2014, the company purchased 10.8 million common shares for $1.25 billion. From the inception of the program through first quarter 2014, the company has purchased 150.1 million shares for $16.3 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.1 billion and $1.3 billion at March 31, 2014, and December 31, 2013, respectively. There were no distributions to noncontrolling interests during the first three months of 2014.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.4 at March 31, 2014, and 1.5 at December 31, 2013, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2014, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 13.3 percent at March 31, 2014, and 12.1 percent at year-end 2013.
Pension Obligations Information related to pension plan contributions is included on pages 14 and 15 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $9.4 billion in the first three months of 2014, compared with $8.9 billion in the corresponding 2013 period. The amounts included the company’s share of affiliates’ expenditures of $612 million and $453 million in the 2014 and 2013 periods, respectively, which did not require cash outlays by the company. Capital expenditures increased between periods as work progressed on a number of major capital projects, including the Gorgon and Wheatstone LNG projects in Australia and the Jack/St. Malo and Big Foot projects in the deepwater Gulf of Mexico. Expenditures for upstream projects in the first three months of 2014 were $8.8 billion, representing 93 percent of the company wide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three months ended March 31
	2014	2013
	(Millions of dollars)
United States
Upstream	$1,958	$1,843
Downstream	357	339
All Other	99	127
Total United States	2,414	2,309
International
Upstream	6,828	6,401
Downstream	185	168
All Other	4	4
Total International	7,017	6,573
Worldwide	$9,431	$8,882

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 11 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included in Note 11 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 16.
Income Taxes Information related to income tax contingencies is included on page 14 in Note 9 and page 20 in Note 12 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 20 in Note 12 to the Consolidated Financial Statements under the heading “Guarantees.”

Indemnifications Information related to indemnifications is included on page 20 in Note 12 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 20 in Note 12 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on pages 20 and 21 in Note 12 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 21 in Note 12 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2014, does not differ materially from that discussed under Item 7A of Chevron’s 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2014.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2014, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework effective January 1, 2014.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Ecuador Information related to Ecuador matters is included in Note 11 to the Consolidated Financial Statements under the heading “Ecuador”, beginning on page 16.
Government Proceedings On June 10, 2013, the company received correspondence from the California Air Resources Board (CARB) regarding an alleged violation of California's greenhouse gas (GHG) reporting regulation based on alleged delay in the reporting of emissions data for Chevron's San Joaquin Valley Business Unit. The company reached a settlement agreement with the CARB and paid a civil penalty of $328,500 to resolve the alleged violations.
The CARB has alleged that GHG emissions reported by Chevron’s El Segundo Refinery for the 2011 calendar year contained an error in violation of California’s GHG reporting regulation, and that the reporting error resulted in an over-allocation of GHG allowances. The company reached a settlement agreement with the CARB and paid a civil penalty of $364,500 to resolve the alleged violations.
On October 18, 2013, the CARB issued a Notice of Violation alleging that Chevron’s San Diego terminal sold gasoline with less than the required detergent content for 34 months from 2010 to 2012. The CARB has informed the company that it will not seek a penalty for this NOV.

Chevron has participated in settlement discussions with the South Coast Air Quality Management District (SCAQMD) to resolve alleged violations of the El Segundo Refinery's Clean Air Act Title V Operating Permit. Chevron reached a settlement agreement with SCAQMD, and paid a civil penalty of $5.5 million and $500,000 in excess emission fees to resolve the alleged violations.

A fire was reported on February 11, 2014, at Chevron Appalachia, LLC’s Lanco 7H well located in Dunkard Township, Greene County, Pennsylvania. The Pennsylvania Department of Environmental Protection (PA DEP) and the Occupational Safety and Health Administration of the United States (OSHA) initiated investigations as a result of the incident. Based on its civil investigation to date, the PA DEP has issued Chevron a Notice of Violation alleging nine separate incidents of noncompliance. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended March 31, 2014, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 – Jan. 31, 2014	3,527,656	$119.77	3,507,652
Feb. 1 – Feb. 28, 2014	4,935,687	112.24	4,935,687
Mar. 1 – Mar. 31, 2014	2,334,350	118.23	2,334,350
Total	10,797,693	$116.00	10,777,689
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of March 31, 2014, 150,118,494 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $16.25 billion at an average price of approximately $108 per share.

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
Date: May 2, 2014

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