Form 10-Q
period 2014-06-30
CHEVRON CORP
filed 2014-08-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2014
Common stock, $.75 par value	1,898,931,825

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2014, and 2013	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2014, and 2013	4
	Consolidated Balance Sheet at June 30, 2014, and December 31, 2013	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2014, and 2013	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4.	Mine Safety Disclosures	40
Item 6.	Exhibits	40
Signature		41
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	43
Rule 13a-14(a)/15d-14(a) Certifications		44-45
Section 1350 Certifications		46-47

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “may,” “could,” “budgets,” “outlook” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$55,583	$55,307	$106,561	$109,603
Income from equity affiliates	1,709	1,784	3,631	4,068
Other income	646	278	1,011	516
Total Revenues and Other Income	57,938	57,369	111,203	114,187
Costs and Other Deductions
Purchased crude oil and products	33,844	34,273	64,667	67,183
Operating expenses	6,287	6,278	12,310	12,040
Selling, general and administrative expenses	1,077	1,139	2,004	2,137
Exploration expenses	694	329	1,109	576
Depreciation, depletion and amortization	3,842	3,412	7,972	6,893
Taxes other than on income*	3,167	3,349	6,186	6,486
Total Costs and Other Deductions	48,911	48,780	94,248	95,315
Income Before Income Tax Expense	9,027	8,589	16,955	18,872
Income Tax Expense	3,337	3,185	6,744	7,229
Net Income	5,690	5,404	10,211	11,643
Less: Net income attributable to noncontrolling interests	25	39	34	100
Net Income Attributable to Chevron Corporation	$5,665	$5,365	$10,177	$11,543
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$3.00	$2.80	$5.38	$6.00
— Diluted	$2.98	$2.77	$5.34	$5.95
Dividends	$1.07	$1.00	$2.07	$1.90
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,887,543	1,921,391	1,891,266	1,925,181
— Diluted	1,902,321	1,936,783	1,905,853	1,940,337

* Includes excise, value-added and similar taxes:	$2,120	$2,108	$4,066	$4,141

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Net Income	$5,690	$5,404	$10,211	$11,643
Currency translation adjustment	8	42	(30)	31
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	4	(6)	8	(7)
Derivatives:
Net derivatives (loss) gain on hedge transactions	(79)	2	(82)	2
Reclassification to net income of net realized loss (gain)	—	5	(1)	—
Income tax benefit (expense) on derivatives transactions	28	(3)	29	(1)
Total	(51)	4	(54)	1
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	114	232	225	459
Prior service cost:
Amortization to net income of net prior service costs (credits)	7	(7)	13	(14)
Defined benefit plans sponsored by equity affiliates	6	11	12	(9)
Income tax expense on defined benefit plans	(51)	(85)	(92)	(170)
Total	76	151	158	266
Other Comprehensive Gain, Net of Tax	37	191	82	291
Comprehensive Income	5,727	5,595	10,293	11,934
Comprehensive income attributable to noncontrolling interests	(25)	(39)	(34)	(100)
Comprehensive Income Attributable to Chevron Corporation	$5,702	$5,556	$10,259	$11,834

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30 2014	At December 31 2013
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$13,959	$16,245
Time deposits	8	8
Marketable securities	268	263
Accounts and notes receivable, net	21,578	21,622
Inventories
Crude oil and petroleum products	4,606	3,879
Chemicals	479	491
Materials, supplies and other	2,130	2,010
Total inventories	7,215	6,380
Prepaid expenses and other current assets	5,892	5,732
Total Current Assets	48,920	50,250
Long-term receivables, net	3,034	2,833
Investments and advances	25,923	25,502
Properties, plant and equipment, at cost	312,922	296,433
Less: Accumulated depreciation, depletion and amortization	138,868	131,604
Properties, plant and equipment, net	174,054	164,829
Deferred charges and other assets	5,493	5,120
Goodwill	4,621	4,639
Assets held for sale	—	580
Total Assets	$262,045	$253,753
LIABILITIES AND EQUITY
Short-term debt	$3,498	$374
Accounts payable	23,623	22,815
Accrued liabilities	5,041	5,402
Federal and other taxes on income	2,900	3,092
Other taxes payable	1,266	1,335
Total Current Liabilities	36,328	33,018
Long-term debt	19,960	19,960
Capital lease obligations	90	97
Deferred credits and other noncurrent obligations	22,888	22,982
Noncurrent deferred income taxes	22,017	21,301
Noncurrent employee benefit plans	6,015	5,968
Total Liabilities	107,298	103,326
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at June 30, 2014, and December 31, 2013)	1,832	1,832
Capital in excess of par value	15,890	15,713
Retained earnings	179,939	173,677
Accumulated other comprehensive loss	(3,497)	(3,579)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (543,744,755 and 529,073,512 shares at June 30, 2014, and December 31, 2013, respectively)	(40,343)	(38,290)
Total Chevron Corporation Stockholders’ Equity	153,581	149,113
Noncontrolling interests	1,166	1,314
Total Equity	154,747	150,427
Total Liabilities and Equity	$262,045	$253,753

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2014	2013
	(Millions of dollars)
Operating Activities
Net Income	$10,211	$11,643
Adjustments
Depreciation, depletion and amortization	7,972	6,893
Dry hole expense	495	79
Distributions less than income from equity affiliates	(839)	(1,118)
Net before-tax gains on asset retirements and sales	(838)	(175)
Net foreign currency effects	101	(138)
Deferred income tax provision	505	32
Net increase in operating working capital	(741)	(2,515)
Increase in long-term receivables	(196)	(56)
Net (increase) decrease in other deferred charges	(79)	68
Cash contributions to employee pension plans	(159)	(610)
Other	(134)	131
Net Cash Provided by Operating Activities	16,298	14,234
Investing Activities
Capital expenditures	(17,475)	(16,765)
Proceeds and deposits related to asset sales	1,623	641
Net purchases of time deposits	—	(700)
Net sales of marketable securities	—	2
Net repayment of loans by equity affiliates	100	162
Net (purchases) sales of other short-term investments	(26)	189
Net Cash Used for Investing Activities	(15,778)	(16,471)
Financing Activities
Net borrowings of short-term obligations	3,123	1,903
Proceeds from issuance of long-term debt	—	6,000
Repayments of long-term debt and other financing obligations	(20)	(110)
Cash dividends — common stock	(3,914)	(3,656)
Distributions to noncontrolling interests	(2)	(73)
Net purchases of treasury shares	(2,019)	(2,028)
Net Cash Used for Financing Activities	(2,832)	2,036
Effect of Exchange Rate Changes on Cash and Cash Equivalents	26	(108)
Net Change in Cash and Cash Equivalents	(2,286)	(309)
Cash and Cash Equivalents at January 1	16,245	20,939
Cash and Cash Equivalents at June 30	$13,959	$20,630

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2014, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2013 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ending June 30, 2014, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Six Months Ended June 30, 2014
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(23)	$(6)	$52	$(3,602)	$(3,579)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(30)	8	(53)	9	(66)
Reclassifications (2)	—	—	(1)	149	148
Net Other Comprehensive Income (Loss)	(30)	8	(54)	158	82
Balance at June 30	$(53)	$2	$(2)	$(3,444)	$(3,497)
_________________________________
(1) All amounts are net of tax.
(2) Refer to Note 9, Employee Benefits for reclassified components totaling $238 million that are included in employee benefit costs for the six months ending June 30, 2014. Related income taxes for the same period, totaling $89 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

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
Activity for the equity attributable to noncontrolling interests for the first six months of 2014 and 2013 is as follows:

	2014			2013
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$149,113	$1,314	$150,427	$136,524	$1,308	$137,832
Net income	10,177	34	10,211	11,543	100	11,643
Dividends	(3,916)	—	(3,916)	(3,659)	—	(3,659)
Distributions to noncontrolling interests	—	(2)	(2)	—	(73)	(73)
Treasury shares, net	(2,053)	—	(2,053)	(2,059)	—	(2,059)
Other changes, net*	260	(180)	80	492	(12)	480
Balance at June 30	$153,581	$1,166	$154,747	$142,841	$1,323	$144,164
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended June 30
	2014	2013
	(Millions of dollars)
Decrease in accounts and notes receivable	$145	$504
Increase in inventories	(835)	(1,279)
(Increase) decrease in prepaid expenses and other current assets	(184)	505
Increase (decrease) in accounts payable and accrued liabilities	347	(1,535)
Decrease in income and other taxes payable	(214)	(710)
Net increase in operating working capital	$(741)	$(2,515)
The “Net increase in operating working capital” includes reductions of $54 million and $55 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2014, and 2013, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for income taxes:

	Six Months Ended June 30
	2014	2013
	(Millions of dollars)
Income taxes	$6,026	$7,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 22 in Note 12 under the heading "Restricted Cash."
The “Net purchases of time deposits” consisted of the following gross amounts:

	Six Months Ended June 30
	2014	2013
	(Millions of dollars)
Time deposits purchased	$(308)	$(1,608)
Time deposits matured	308	908
Net purchases of time deposits	$—	$(700)
The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2014	2013
	(Millions of dollars)
Marketable securities purchased	$(4)	$(5)
Marketable securities sold	4	7
Net sales of marketable securities	$—	$2
The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $2.5 billion for the first six months in both 2014 and 2013. During the first six months of 2014 and 2013, the company purchased 20.8 million and 21.1 million common shares under its ongoing share repurchase program, respectively, for $2.5 billion in each corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended June 30
	2014	2013
	(Millions of dollars)
Additions to properties, plant and equipment	$17,019	$16,334
Additions to investments	221	472
Current year dry hole expenditures	251	18
Payments for other liabilities and assets, net	(16)	(59)
Capital expenditures	17,475	16,765
Expensed exploration expenditures	614	497
Assets acquired through capital lease obligations	10	2
Capital and exploratory expenditures, excluding equity affiliates	18,099	17,264
Company’s share of expenditures by equity affiliates	1,517	1,070
Capital and exploratory expenditures, including equity affiliates	$19,616	$18,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids project. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. All Other activities of the company include mining activities, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2014, and 2013, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Segment Earnings*	2014	2013	2014	2013
	(Millions of dollars)
Upstream
United States	$1,054	$1,083	$1,966	$2,215
International	4,210	3,866	7,605	8,650
Total Upstream	5,264	4,949	9,571	10,865
Downstream
United States	517	138	939	273
International	204	628	492	1,194
Total Downstream	721	766	1,431	1,467
Total Segment Earnings	5,985	5,715	11,002	12,332
All Other
Interest Income	21	18	38	39
Other	(341)	(368)	(863)	(828)
Net Income Attributable to Chevron Corporation	$5,665	$5,365	$10,177	$11,543

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining activities; power and energy services; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2014, and December 31, 2013, are as follows:

Segment Assets*	At June 30 2014	At December 31 2013
	(Millions of dollars)
Upstream
United States	$46,748	$45,436
International	145,352	137,096
Goodwill	4,621	4,639
Total Upstream	196,721	187,171
Downstream
United States	24,216	23,829
International	21,360	20,268
Total Downstream	45,576	44,097
Total Segment Assets	242,297	231,268
All Other
United States	6,547	7,326
International	13,201	15,159
Total All Other	19,748	22,485
Total Assets — United States	77,511	76,591
Total Assets — International	179,913	172,523
Goodwill	4,621	4,639
Total Assets	$262,045	$253,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2014, and 2013, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining activities, power and energy services, insurance operations, real estate activities, and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
Sales and Other Operating Revenues*	2014	2013	2014	2013
	(Millions of dollars)
Upstream
United States	$5,965	$6,413	$12,710	$12,680
International	13,454	11,746	25,335	24,657
Subtotal	19,419	18,159	38,045	37,337
Intersegment Elimination — United States	(4,260)	(4,217)	(8,192)	(8,411)
Intersegment Elimination — International	(6,597)	(7,449)	(12,359)	(15,805)
Total Upstream	8,562	6,493	17,494	13,121
Downstream
United States	21,202	21,555	41,420	41,985
International	28,599	27,222	52,403	54,400
Subtotal	49,801	48,777	93,823	96,385
Intersegment Elimination — United States	(7)	(11)	(12)	(22)
Intersegment Elimination — International	(2,849)	(26)	(4,894)	(42)
Total Downstream	46,945	48,740	88,917	96,321
All Other
United States	486	449	875	827
International	8	9	13	15
Subtotal	494	458	888	842
Intersegment Elimination — United States	(411)	(375)	(726)	(667)
Intersegment Elimination — International	(7)	(9)	(12)	(14)
Total All Other	76	74	150	161
Sales and Other Operating Revenues
United States	27,653	28,417	55,005	55,492
International	42,061	38,977	77,751	79,072
Subtotal	69,714	67,394	132,756	134,564
Intersegment Elimination — United States	(4,678)	(4,603)	(8,930)	(9,100)
Intersegment Elimination — International	(9,453)	(7,484)	(17,265)	(15,861)
Total Sales and Other Operating Revenues	$55,583	$55,307	$106,561	$109,603
* Effective January 1, 2014, International Upstream prospectively includes selected amounts previously recognized in International Downstream, which are not material to the company’s results of operations or financial position.

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$84,841	$85,598
Costs and other deductions	82,242	83,253
Net income attributable to CUSA	2,438	2,037

	At June 30 2014	At December 31 2013
	(Millions of dollars)
Current assets	$17,551	$17,626
Other assets	59,553	57,288
Current liabilities	18,882	17,486
Other liabilities	28,388	28,119
Total CUSA net equity	$29,834	$29,309
Memo: Total debt	$14,478	$14,482

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
The summarized financial information for CTC and its consolidated subsidiaries is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$133	$120	$306	$251
Costs and other deductions	176	164	375	336
Net loss attributable to CTC	(43)	(43)	(69)	(84)

	At June 30 2014	At December 31 2013
	(Millions of dollars)
Current assets	$204	$221
Other assets	728	549
Current liabilities	73	94
Other liabilities	1,161	911
Total CTC net deficit	$(302)	$(235)
There were no restrictions on CTC’s ability to pay dividends or make loans or advances at June 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Income Taxes
Taxes on income for the second quarter and first six months of 2014 were $3.3 billion and $6.7 billion, respectively, compared with $3.2 billion and $7.2 billion for the corresponding periods in 2013. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the second quarters of 2014 and 2013 were 37 percent in each period. For the comparative six-month periods, the effective tax rates were 40 percent and 38 percent, respectively.

For the quarterly and six-month comparisons, the effects on the effective tax rate of the sale of interests in Chad and Cameroon were substantially offset by foreign currency remeasurement impacts between periods. For the six-month comparative period, the increase in effective tax rate was primarily due to the net impact of changes in equity earnings, jurisdictional mix, and ongoing and one-time tax items.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2014. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2008, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2012 and Kazakhstan — 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Pension Benefits
United States
Service cost	$112	$123	$225	$247
Interest cost	123	118	247	236
Expected return on plan assets	(197)	(175)	(394)	(350)
Amortization of prior service (credits)	(2)	1	(4)	1
Amortization of actuarial losses	53	122	105	243
Settlement losses	33	57	66	114
Total United States	122	246	245	491
International
Service cost	50	49	97	97
Interest cost	89	82	173	159
Expected return on plan assets	(76)	(68)	(152)	(136)
Amortization of prior service costs	5	5	10	10
Amortization of actuarial losses	27	39	51	75
Total International	95	107	179	205
Net Periodic Pension Benefit Costs	$217	$353	$424	$696
Other Benefits*
Service cost	$12	$18	$25	$36
Interest cost	38	40	75	80
Amortization of prior service costs (credits)	4	(13)	7	(25)
Amortization of actuarial losses	1	14	3	27
Net Periodic Other Benefit Costs	$55	$59	$110	$118
_________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

At the end of 2013, the company estimated it would contribute $700 million to employee pension plans during 2014 (composed of $350 million for the U.S. plans and $350 million for the international plans). Through June 30, 2014, a total of $159 million was contributed (including $63 million to the U.S. plans). Total contributions for the full year are currently estimated to be $450 million ($100 million for the U.S. plans and $350 million for the international plans). The company anticipates it will not make contributions to the primary U.S. pension plan for the remainder of 2014. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2014, the company contributed $103 million to its OPEB plans. The company anticipates contributing approximately $112 million during the remainder of 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Litigation
MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to twelve pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable. The company no longer uses MTBE in the manufacture of gasoline in the United States.
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
On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 million award issued in an unrelated action by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has moved to set aside the tribunal's award. A Federal District Court for the District of Columbia confirmed the tribunal's award, and the Government of Ecuador has appealed the District Court's decision.
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
On June 27, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14th, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013 the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014. Chevron intends to vigorously defend against the proceeding. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On February 9, 2011, the Tribunal issued an Order for Interim Measures, requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and without Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On January 25, 2012, the Tribunal converted the Order for Interim Measures into an Interim Award. Chevron filed a renewed application for further interim measures on January 4, 2012, and the Republic of Ecuador opposed Chevron’s application and requested that the existing Order for Interim Measures be vacated on January 9, 2012. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron’s arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Tribunal has divided the merits phase of the proceeding into three phases. On September 17, 2013, the Tribunal issued its First Partial Award from Phase One, finding that the settlement agreements between the Republic of Ecuador and Texpet applied to Texpet and Chevron, released Texpet and Chevron from claims based on "collective" or "diffuse" rights arising from Texpet's operations in the former concession area and precluded third parties from asserting collective/diffuse rights environmental claims relating to Texpet's operations in the former concession area, but did not preclude individual claims for personal harm. Chevron expects that the application of this ruling will be considered by the Tribunal in Phase Two, including a determination whether the claims of the Lago Agrio plaintiffs are individual or collective/diffuse. The Tribunal had set Phase Two to begin on January 20, 2014 to hear Chevron's denial of justice claims, but on January 2, 2014, the Tribunal postponed Phase Two and held a procedural hearing on January 20-21, 2014. The Tribunal held a hearing on April 29-30, 2014 to address remaining issues relating to Phase One. It also set a hearing on April 20 to May 6, 2015 to address Phase Two issues. The Tribunal has not set a date for Phase Three, which will be the damages phase of the arbitration.
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
Environmental The company is subject to loss contingencies pursuant to laws, regulations, private claims and legal proceedings related to environmental matters that are subject to legal settlements or that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemicals or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining activities, whether operating, closed or divested. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.
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
Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond, California, to replace and upgrade certain facilities at Chevron's refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a final judgment and peremptory writ ordering the City to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. On May 23, 2011, the company filed an application with the City Planning Department for a conditional use permit for a revised project to complete construction of the hydrogen plant, certain sulfur removal facilities and related infrastructure. On June 10, 2011, the City published its Notice of Preparation of the revised EIR for the project, and on March 18, 2014, the revised draft EIR was published for public comment. The public comment period closed in May 2014, the final EIR was released on June 9, 2014, and on July 29, 2014, the Richmond City Council certified the EIR and approved a conditional use permit. The company will now seek to secure the further necessary approvals to resume construction. Although the City Council has certified the EIR, management believes the outcomes associated with the project are uncertain. Due to the uncertainty of the company's future course of action, or potential outcomes of any action or combination of actions, management does not believe an estimate of the financial effects, if any, can be made at this time.
Chevron receives claims from and submits claims to customers; trading partners; U.S. federal, state and local regulatory bodies; governments; contractors; insurers; and suppliers. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve, and may result in gains or losses in future periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2014				At December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$268	$268	$—	$—	$263	$263	$—	$—
Derivatives	13	—	13	—	28	—	28	—
Total Assets at Fair Value	$281	$268	$13	$—	$291	$263	$28	$—
Derivatives	83	63	20	—	89	80	9	—
Total Liabilities at Fair Value	$83	$63	$20	$—	$89	$80	$9	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2014.
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
Assets carried at fair value at June 30, 2014, and December 31, 2013, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $14.0 billion and $16.2 billion at June 30, 2014, and December 31, 2013, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $8 million at both June 30, 2014 and December 31, 2013. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2014.
Restricted Cash had a carrying/fair value of $1.2 billion at both June 30, 2014 and December 31, 2013. At June 30, 2014, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments and funds held in escrow for asset acquisitions, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $12.0 billion at both June 30, 2014, and December 31, 2013. The fair value of long-term debt at June 30, 2014, and December 31, 2013 was $12.4 billion and $12.3 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $11.7 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2014, and December 31, 2013, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2014
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
					Three Months Ended	Six Months Ended
Properties, plant and equipment, net (held and used)	$19	$—	$—	$19	$93	$560
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	—
Investments and advances	1	—	—	1	4	31
Total Assets at Fair Value	$20	$—	$—	$20	$97	$591
Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2014.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2014.

Note 13. Financial and Derivative Instruments
The company’s derivative instruments principally include crude oil, natural gas and refined product futures, swaps, options, and forward contracts. None of the company’s derivative instruments are designated as hedging instruments, although certain of the company’s affiliates make such a designation. The company’s derivatives are not material to the company’s consolidated financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.
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
Derivative instruments measured at fair value at June 30, 2014, and December 31, 2013, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At June 30 2014	At December 31 2013
Commodity	Accounts and notes receivable, net	$12	$22
Commodity	Long-term receivables, net	1	6
Total Assets at Fair Value		$13	$28
Commodity	Accounts payable	$66	$65
Commodity	Deferred credits and other noncurrent obligations	17	24
Total Liabilities at Fair Value		$83	$89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of Contract	Statement of Income Classification	2014	2013	2014	2013
Commodity	Sales and other operating revenues	$(71)	$112	$26	$37
Commodity	Purchased crude oil and products	(8)	(28)	(16)	(32)
Commodity	Other income	—	(6)	(23)	(7)
		$(79)	$78	$(13)	$(2)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2014, and December 31, 2013.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2014
Derivative Assets	$1,384	$1,371	$13	$12	$1
Derivative Liabilities	$1,454	$1,371	$83	$—	$83

At December 31, 2013
Derivative Assets	$732	$704	$28	$27	$1
Derivative Liabilities	$793	$704	$89	$—	$89

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."

Note 14. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at June 30, 2014, was $3.9 billion, a net increase of $656 million from year-end 2013, primarily due to drilling activities.

Note 15. New Accounting Standards
Revenue Recognition (Topic 606), Revenue from Contracts with Customers (ASU 2014-09) In May 2014, the FASB issued ASU 2014-09, which becomes effective for the company January 1, 2017. Early adoption is not permitted. The standard provides that an entity should recognize revenue to align with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. The ASU, which replaces most existing revenue recognition guidance in U.S. GAAP, provides a five-step model for recognition of revenue, guidance on the accounting for certain costs of obtaining or fulfilling contracts with customers and specific disclosure requirements. Transition guidance permits either retrospective application or presentation of the cumulative effect at the adoption date. The company is reviewing the requirements of the ASU to determine the transition method it will apply and to update its assessments developed throughout the FASB’s deliberation period. The company is evaluating the effect of the standard on the company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2014 Compared with Second Quarter 2013
And Six Months 2014 Compared with Six Months 2013

Key Financial Results
Earnings by Business Segment

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Upstream
United States	$1,054	$1,083	$1,966	$2,215
International	4,210	3,866	7,605	8,650
Total Upstream	5,264	4,949	9,571	10,865
Downstream
United States	517	138	939	273
International	204	628	492	1,194
Total Downstream	721	766	1,431	1,467
Total Segment Earnings	5,985	5,715	11,002	12,332
All Other	(320)	(350)	(825)	(789)
Net Income Attributable to Chevron Corporation (1) (2)	$5,665	$5,365	$10,177	$11,543
____________________
(1) Includes foreign currency effects	$(232)	$302	$(311)	$548
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2014 was $5.7 billion ($2.98 per share — diluted), versus $5.4 billion ($2.77 per share — diluted) in the corresponding 2013 period. Net income attributable to Chevron Corporation for the first six months of 2014 was $10.2 billion ($5.34 per share — diluted), versus $11.5 billion ($5.95 per share — diluted) in the first six months of 2013.
Upstream earnings in second quarter 2014 were $5.3 billion compared with $4.9 billion a year earlier. The increase between comparative periods was mainly due to higher gains on asset sales and increased crude oil realizations and sales volumes, partly offset by higher depreciation and exploration expenses, along with adverse foreign currency effects. Earnings for the first six months of 2014 were $9.6 billion compared with $10.9 billion a year earlier. Gains from asset sales and higher crude oil realizations were more than offset by higher depreciation, exploration and operating expenses and unfavorable foreign currency effects.
Downstream earnings in second quarter 2014 were $721 million compared with $766 million in the corresponding 2013 period. Higher earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC and stronger margins on refined product sales in the U.S. were more than offset by lower international margins and adverse foreign currency effects. Earnings for the first six months of 2014 were $1.4 billion compared with $1.5 billion in the corresponding 2013 period. Higher margins on refined product sales in the U.S., stronger earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC and gains from asset sales in the U.S. were more than offset by lower international margins and unfavorable changes in effects of foreign currency and derivative instruments.
Refer to pages 29 through 32 for additional discussion of results by business segment and “All Other” activities for second quarter of 2014 versus the same period in 2013.

Business Environment and Outlook
Chevron is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Cambodia, Canada, China, Colombia, Democratic

Republic of the Congo, Denmark, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, Norway, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, Venezuela, and Vietnam.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $109 per barrel for the full-year 2013. During 2014, Brent averaged $110 per barrel in the second quarter, $109 per barrel for the six-month period, and ended July at about $104. The majority of the company’s equity crude production is priced based on the Brent benchmark. While geopolitical tensions and supply disruptions have supported crude prices in 2014, the price for Brent-related crudes in the Atlantic Basin also reflects continued softness in the global economic recovery, high refinery maintenance in Europe and higher production from Iraq and Iran.
The WTI price averaged $98 per barrel for the full-year 2013. During 2014, WTI averaged $103 per barrel in the second quarter, $101 per barrel for the six-month period and ended July at about $98. WTI traded at a discount to Brent throughout 2013 and the first six months of 2014 due to high inventories and excess crude supply in the U.S. midcontinent market.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In the first six months of 2014, the differential eased in North America as light sweet crude oil production in the U.S. midcontinent region remained robust, while refinery maintenance dampened demand. Outside of North America, supply disruptions in Libya and elsewhere supported light sweet crude markets relative to heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 35 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the U.S., prices at Henry Hub averaged $4.86 per thousand cubic feet (MCF) for the first six months of 2014, compared with $3.76 during the first six months of 2013. At the end of July 2014, the Henry Hub spot price was $3.75 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $6.00 per MCF during the first six months of 2014, unchanged from the same period last year. (See page 35 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first six months of 2014 averaged 2.567 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first six months of 2014 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the second quarter or six-month periods of 2014 or 2013. At their June 2014 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.

The company estimates that net oil-equivalent production for the full-year 2014 will average about 98 to 99 percent of the previously-announced target of 2.610 million barrels per day, based on an average Brent price of $109 per barrel. This estimate is subject to many factors and uncertainties, including quotas that may be imposed by OPEC; price and other production entitlement effects; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
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
All Other consists of mining activities, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•	Australia — All Gorgon Train 1 and common modules required for first LNG have been delivered and installed on Barrow Island.

•	Australia — The first deliveries arrived at the Wheatstone Project’s Materials Offloading Facility. Preparations continue for arrival of the first Train 1 process modules later this year.

•
Chad/Cameroon — Completed the sale of the company’s nonoperated interest in a producing concession in Chad and the related export pipeline interests in Chad and Cameroon for approximately $1.3 billion.

•	Nigeria — Achieved initial production of product at the Escravos Gas-to-Liquids facility.

•	United States — Offshore hookup and commissioning is underway at the Jack/St. Malo Project, which remains on track for expected start-up in fourth quarter 2014.

•	United States — The production platform has been installed offshore at the nonoperated Tubular Bells development, and start-up is expected in third quarter 2014.
In the downstream, commercial production began at the new premium lubricants base oil facility in Pascagoula, Mississippi, and expansion of the Singapore additives plant was completed. Chevron Phillips Chemical Company LLC, the company’s 50 percent-owned affiliate, achieved start-up of the world’s largest on-purpose 1-hexene plant, with a capacity of 250,000 metric tons per year, at its Cedar Bayou complex in Baytown, Texas.
The company purchased $1.25 billion of its common stock in second quarter 2014 under its share repurchase program.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
U.S. Upstream Earnings	$1,054	$1,083	$1,966	$2,215
U.S. upstream earnings of $1.1 billion in second quarter 2014 were down $29 million from the corresponding period in 2013. Earnings decreased due to higher depreciation, exploration and operating expenses of $140 million, $100 million and $60 million, respectively. Partially offsetting these effects were gains on asset sales of $180 million and stronger crude oil and natural gas realizations of $50 million.
U.S. upstream earnings for the first six months of 2014 were $2.0 billion, down $249 million from the corresponding 2013 period. Earnings decreased due to higher depreciation, operating and exploration expenses of $220 million, $140 million and $110 million, respectively, along with lower crude oil volumes of $90 million, partially offset by gains on asset sales of $200 million and higher natural gas realizations of $130 million.
The company’s average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2014 was $92.44, up from $92.25 a year ago. The average six-month realization per barrel for U.S. crude oil and natural gas liquids was $91.98 in 2014, compared to $93.36 a year earlier. The average natural gas realization in second quarter 2014 was $4.09 per thousand cubic feet, compared with $3.78 in 2013. The average six-month natural gas realizations were $4.42 per thousand cubic feet in 2014 and $3.44 in 2013.

Net oil-equivalent production of 667,000 barrels per day in second quarter 2014 was up 8,000 barrels per day, or 1 percent, from the second quarter a year earlier. Production increases in the Permian Basin in Texas and New Mexico and the Marcellus Shale in western Pennsylvania were partially offset by normal field declines. Net oil-equivalent production of 654,000 barrels per day in the first six months of 2014 was down 7,000 barrels per day, or 1 percent, from a year earlier. Production increases in the Permian Basin in Texas and New Mexico and the Marcellus Shale in western Pennsylvania were more than offset by normal field declines.
The net liquids component of oil-equivalent production of 460,000 barrels per day in second quarter 2014 was up 1 percent from the corresponding 2013 period. The net liquids component of oil-equivalent production of 449,000 barrels per day in the six-month period decreased 1 percent from the 2013 period. Net natural gas production was 1.24 billion cubic feet per day in second quarter 2014, an increase of 1 percent from the 2013 comparative period. Net natural gas production was 1.23 billion cubic feet per day in the six-month period, a decrease of 1 percent from the 2013 period.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
International Upstream Earnings*	$4,210	$3,866	$7,605	$8,650
____________________
* Includes foreign currency effects	$(147)	$275	$(200)	$447
International upstream earnings of $4.2 billion in second quarter 2014 increased $344 million from the corresponding period in 2013. The increase between quarters was primarily due to a gain on the sale of interests in Chad and Cameroon of $430 million, and higher realizations and sales volumes for crude oil of $280 million and $230 million, respectively. Partially offsetting these effects were higher exploration and depreciation expenses of $150 million and $110 million, respectively. Foreign currency effects decreased earnings by $147 million in the 2014 quarter, compared with an increase of $275 million a year earlier.
Earnings for the first six months of 2014 were $7.6 billion, down $1.0 billion from the corresponding period in 2013. The decrease between periods was primarily due to higher depreciation, exploration and tax expenses of $270 million, $250 million and $170 million, respectively. Partially offsetting these items was the gain on the sale of interests in Chad and Cameroon of $430 million. Foreign currency effects decreased earnings by $200 million in the first six months of 2014, compared with an increase of $447 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2014 was $101.15, compared with $93.71 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2014 was $99.93, compared with $98.09 a year earlier.The average natural gas realization per thousand cubic feet in second quarter 2014 was $5.98 compared with $5.93 in the 2013 period. The average natural gas realization per thousand cubic feet in the first six months of 2014 was $6.00, unchanged from the 2013 period.
International net oil-equivalent production of 1.88 million barrels per day in second quarter 2014 was down 45,000 barrels per day, or 2 percent, from second quarter a year ago. Production increases from project ramp-ups in Nigeria, Brazil and Argentina were more than offset by price and other production entitlement effects in several locations and greater maintenance and turnaround downtime at Tengizchevroil in Kazakhstan. The negative effect of price and other production entitlement effects and planned maintenance was approximately 55,000 barrels per day. International net oil-equivalent production of 1.91 million barrels per day in in the first six months of 2014 was down 39,000 barrels per day, or 2 percent, from the corresponding 2013 period. Production increases due to project ramp-ups in Nigeria, Argentina, Brazil and Angola were more than offset by price and other production entitlement effects in several locations, increased downtime at Tengizchevroil in Kazakhstan, normal field declines and weather-related, unplanned downtime.
The net liquids component of oil-equivalent production of 1.23 million barrels per day in second quarter 2014 and 1.26 million barrels per day in the first six months of 2014 decreased 2 percent for both respective periods. Net natural gas production of 3.86 billion cubic feet per day in second quarter 2014 and 3.95 billion cubic feet per day in the first six months of 2014, decreased 3 percent and 2 percent from the corresponding 2013 periods.

Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
U.S. Downstream Earnings	$517	$138	$939	$273
U.S. downstream operations earned $517 million in second quarter 2014, compared with earnings of $138 million a year earlier. The increase was mainly due to higher earnings of $160 million from the 50 percent-owned Chevron Phillips Chemical Company LLC and higher margins on refined product sales of $150 million. Also contributing to earnings were $140 million in asset sales in the current period, compared with $70 million in the prior-year period.
Earnings for the first six months of 2014 were $939 million compared to $273 million a year earlier. The increase was mainly due to higher margins on refined product sales of $310 million and increased earnings of $190 million from the 50 percent-owned Chevron Phillips Chemical Company LLC. Also contributing were greater gains from asset sales of $240 million in the current period, compared with $70 million in the prior-year period.
Refinery crude input of 761,000 barrels per day in second quarter 2014 decreased 53,000 barrels per day from the year-ago period. The decrease was primarily due to a significant planned turnaround at the refinery in El Segundo, California in the current quarter, partly offset by higher volumes at the refinery in Richmond, California reflecting re-start of the crude unit during the prior-year period.
For the first six months of 2014, crude input was 816,000 barrels per day, up 120,000 barrels per day from the corresponding 2013 period. The increase was primarily due to higher volumes in Richmond as a result of the second quarter 2013 re-start of the crude unit and the absence of first quarter 2013 planned turnaround activity at the refinery in Pascagoula, Mississippi, partly offset by the second quarter 2014 turnaround at the El Segundo refinery.
Refined product sales of 1.19 million barrels per day in second quarter were down 25,000 barrels per day from the year-ago period, mainly as a result of the turnaround in El Segundo. Sales of 1.19 million barrels per day in the six-month period were up 37,000 barrels per day, reflecting higher gas oil and kerosene sales. Branded gasoline sales were essentially flat in both the second quarter and six-month periods at 525,000 and 515,000 barrels per day, respectively.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)		(Millions of dollars)
International Downstream Earnings*	$204	$628	$492	$1,194
___________________
* Includes foreign currency effects	$(84)	$30	$(112)	$106
International downstream operations earned $204 million in second quarter 2014, compared with $628 million a year earlier. Earnings for the first six months of 2014 were $492 million compared to $1.2 billion in the corresponding 2013 period. The decrease in both comparative periods was mainly due to lower margins on refined product sales of $170 million and $350 million, respectively. Unfavorable changes in effects on derivative instruments also reduced earnings in both periods by $110 million and $70 million, respectively. Foreign currency effects decreased earnings by $84 million in the second quarter, compared with an increase of $30 million in the 2013 second quarter. For the first six months, foreign currency effects decreased earnings $112 million compared to an increase of $106 million a year ago.
Refinery crude input of 844,000 barrels per day in second quarter 2014 decreased 28,000 barrels per day from the year-ago period. Crude input of 809,000 barrels per day in the first six months of 2014 decreased 36,000 barrels per day from the prior-year period, mainly as a result of a planned turnaround at the Star Petroleum Refining Company in Thailand.

Total refined product sales of 1.55 million barrels per day in the 2014 first quarter were essentially flat from the year-ago period. Sales of 1.48 million barrels per day in the first six months were down 24,000 barrels per day from the corresponding 2013 period, mainly reflecting lower fuel oil, gas oil, and kerosene sales.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Net Charges*	$(320)	$(350)	$(825)	$(789)
____________
* Includes foreign currency effects	$(1)	$(3)	$1	$(5)
All Other consists of mining activities, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
Net charges in second quarter 2014 were $320 million, compared with $350 million a year earlier. The change between periods was mainly due to the absence of the 2013 impairment of a power-related equity affiliate, and lower corporate charges. This decrease was largely offset by higher corporate tax items. Foreign currency effects increased net charges by $1 million in second quarter 2014, compared to a $3 million increase in net charges in the 2013 period. Net charges for the first six months of 2014 were $825 million, compared with $789 million a year earlier. The change between periods was mainly due to the impairment of a mining asset and higher corporate tax items, largely offset by lower corporate charges and the absence of the 2013 impairment of the power-related equity affiliate. Foreign currency effects decreased net charges by $1 million for the first six months of 2014, compared to a $5 million increase in net charges in the 2013 period.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$55,583	$55,307	$106,561	$109,603
Sales and other operating revenues decreased $3.0 billion in the first six-months due to lower crude oil sales, partially offset by higher natural gas prices in the United States.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Income from equity affiliates	$1,709	$1,784	$3,631	$4,068
Income from equity affiliates in the quarterly period decreased mainly due to lower downstream-related earnings from GS Caltex in South Korea and Caltex Australia and lower upstream-related earnings from Angola LNG. Partially offsetting these effects were higher earnings from Chevron Phillips Chemical Company LLC and the absence of the 2013 impairment of a power-related affiliate. Income from equity affiliates in the six-month period decreased mainly due to lower downstream-related earnings from GS Caltex in South Korea and Caltex Australia and lower upstream-related earnings from Petropiar and Petroboscan in Venezuela and Angola LNG. Partially offsetting these effects were higher earnings from Chevron Phillips Chemical Company LLC and the absence of the 2013 impairment of a power-related affiliate.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Other income	$646	$278	$1,011	$516
Other income for the quarterly and six-month periods increased due to higher gains on asset sales, partially offset by unfavorable swings in foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Purchased crude oil and products	$33,844	$34,273	$64,667	$67,183
Purchases in the quarterly period decreased primarily due to lower purchases of natural gas. Purchases in the six-month period decreased $2.5 billion primarily due to lower crude oil and refined products volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,364	$7,417	$14,314	$14,177
Operating, selling, general and administrative expenses were largely unchanged between quarterly periods. Expenses increased $137 million between six-month periods primarily due to higher repair and maintenance expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Exploration expenses	$694	$329	$1,109	$576
The increase in exploration expenses for the quarterly and six-month periods was primarily due to higher charges for well write-offs and geological and geophysical expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Depreciation, depletion and amortization	$3,842	$3,412	$7,972	$6,893

Depreciation, depletion and amortization expenses in second quarter 2014 increased mainly due to higher depreciation rates and higher production levels for certain oil and gas producing fields and higher upstream impairments. The six-month period increased mainly due to higher depreciation rates for certain oil and gas producing fields and the impairment of a mining asset.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Taxes other than on income	$3,167	$3,349	$6,186	$6,486
Taxes other than on income decreased in the quarterly and six-month periods primarily due to lower consumer excise taxes in Thailand, reflecting lower sales volumes, along with a decrease in duty expense in South Africa.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
Income tax expense	$3,337	$3,185	$6,744	$7,229
Effective income tax rates for the 2014 and 2013 quarters were 37 percent in each period. For the comparative six-month periods, the effective tax rates were 40 percent and 38 percent, for 2014 and 2013 respectively. For the quarterly and six-month comparisons, the effects on the effective tax rate of the sale of interests in Chad and Cameroon were substantially offset by foreign currency remeasurement impacts between periods. For the six-month comparative period, the increase in effective tax rate was primarily due to the net impact of changes in equity earnings, jurisdictional mix, and ongoing and one-time tax items.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	460	455	449	455
Net natural gas production (MMCFPD)(3)	1,244	1,227	1,228	1,241
Net oil-equivalent production (MBOEPD)	667	659	654	661
Sales of natural gas (MMCFPD)	3,676	5,651	4,303	5,872
Sales of natural gas liquids (MBPD)	19	13	17	14
Revenue from net production
Liquids ($/Bbl)	$92.44	$92.25	$91.98	$93.36
Natural gas ($/MCF)	$4.09	$3.78	$4.42	$3.44
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,234	1,258	1,255	1,281
Net natural gas production (MMCFPD)(3)	3,861	3,987	3,950	4,020
Net oil-equivalent production (MBOEPD)(4)	1,878	1,923	1,913	1,952
Sales of natural gas (MMCFPD)	4,132	4,272	4,347	4,384
Sales of natural gas liquids (MBPD)	25	26	30	27
Revenue from liftings
Liquids ($/Bbl)	$101.15	$93.71	$99.93	$98.09
Natural gas ($/MCF)	$5.98	$5.93	$6.00	$6.00
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,545	2,582	2,567	2,613
U.S. Downstream
Gasoline sales (MBPD)(5)	612	626	603	602
Other refined product sales (MBPD)	576	587	590	554
Total refined product sales (MBPD)	1,188	1,213	1,193	1,156
Sales of natural gas liquids (MBPD)	116	130	115	125
Refinery input (MBPD)	761	814	816	696
International Downstream
Gasoline sales (MBPD)(5)	335	302	316	292
Other refined product sales (MBPD)	742	763	695	736
Share of affiliate sales (MBPD)	470	483	464	471
Total refined product sales (MBPD)	1,547	1,548	1,475	1,499
Sales of natural gas liquids (MBPD)	56	55	55	61
Refinery input (MBPD)	844	872	809	845
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	69	83	71	76
International (6)	452	455	466	449
(4) Includes: Canada — synthetic oil	42	37	41	41
Venezuela affiliate — synthetic oil	32	14	32	18
(5) Includes branded and unbranded gasoline.
(6) 2013 conforms to 2014 presentation.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $14.2 billion at June 30, 2014, down $2.3 billion from year-end 2013. Cash provided by operating activities in the first six months of 2014 was $16.3 billion, compared with $14.2 billion in the year-ago period. The increase in the current period primarily reflected lower net working capital requirements. Cash capital expenditures increased $835 million between periods as work progressed on a number of major capital projects.
Dividends The company paid dividends of $3.9 billion to common shareholders during the first six months of 2014. In July 2014, the company declared a quarterly dividend of $1.07 per common share, payable in September 2014.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $23.5 billion at June 30, 2014, up from $20.4 billion at December 31, 2013.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $20.0 billion and the outstanding balance at June 30, 2014, was $8.3 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $11.6 billion at June 30, 2014, and $8.4 billion at December 31, 2013. Of these amounts, $8.0 billion was reclassified to long-term at both June 30, 2014, and December 31, 2013. At June 30, 2014, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2014, the company had $8.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2014. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During second quarter 2014, the company purchased 10.0 million common shares for $1.25 billion. From the inception of the program through second quarter 2014, the company has purchased 160.1 million shares for $17.5 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.2 billion and $1.3 billion at June 30, 2014, and December 31, 2013, respectively. Distributions to noncontrolling interests totaled $2 million during the first six months of 2014.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.3 at June 30, 2014, and 1.5 at December 31, 2013, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2014, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 13.3 percent at June 30, 2014, and 12.1 percent at year-end 2013.
Pension Obligations Information related to pension plan contributions is included on pages 14 and 15 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $19.6 billion in the first six months of 2014, compared with $18.3 billion in the corresponding 2013 period. The amounts included the company’s share of affiliates’ expenditures of $1.5 billion and $1.1 billion in the 2014 and 2013 periods, respectively, which did not require cash outlays by the company. Capital expenditures increased between periods as work progressed on a number of major capital projects, including the Gorgon and Wheatstone LNG projects in Australia and the Jack/St. Malo and Big Foot projects in the deepwater Gulf of Mexico. Expenditures for upstream projects in the first six months of 2014 were $18.2 billion, representing 93 percent of the company wide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of dollars)
United States
Upstream	$2,130	$2,003	$4,088	$3,846
Downstream	411	431	768	770
All Other	122	160	221	287
Total United States	2,663	2,594	5,077	4,903
International
Upstream	7,281	6,560	14,109	12,961
Downstream	230	292	415	460
All Other	11	6	15	10
Total International	7,522	6,858	14,539	13,431
Worldwide	$10,185	$9,452	$19,616	$18,334

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 10 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 10 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on page 14 in Note 8 and page 20 in Note 11 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Guarantees.”

Indemnifications Information related to indemnifications is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 20 in Note 11 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on pages 20 through 21 in Note 11 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 21 in Note 11 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended June 30, 2014, does not differ materially from that discussed under Item 7A of Chevron’s 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2014.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2014, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework effective January 1, 2014.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 10 to the Consolidated Financial Statements under the heading “Ecuador.”
Government Proceedings On April 2, 2014, Chevron’s Richmond Refinery received a settlement offer from the Bay Area Air Quality Management District seeking to resolve alleged violations of the Refinery’s Clean Air Act Title V Operating Permit. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
As previously disclosed in the 2013 Form 10-K, on December 18, 2013, the U.S. Environmental Protection Agency (EPA) declared certain renewable fuel credits (also referred to as “Renewable Identification Numbers” or “RINs”) generated by e-Biofuels LLC to be invalid. Chevron previously submitted RINs generated by e-Biofuels for 2012 compliance with federal renewable fuels requirements. Although the U.S. Department of Justice has acknowledged that Chevron has been identified by law enforcement as a victim of fraud perpetrated by e-Biofuels, EPA sought a civil penalty from Chevron for submission of those now-invalid RINs. On June 17, 2014, Chevron and EPA executed a settlement agreement and Chevron agreed to pay a civil penalty of $168,787 to resolve this matter.
As previously disclosed in the 2010 Form 10-K (Red Butte Creek) and the 2013 second quarter Form 10-Q (Willard Bay), Chevron Pipe Line Company (CPL) had releases into Red Butte Creek in June 2010 and into Willard Bay State Park in March 2013, both near Salt Lake City, Utah. CPL has now settled with the United States alleged violations of the Clean Water Act related to these matters by payment of a total of $875,000 ($520,000 attributed to Red Butte and $355,000 attributed to Willard Bay). The settlement was accomplished through filing a complaint, together with a stipulation and order related to the settlement, in the United States District Court for the District of Utah. After opportunity for public comment, the Court entered the Stipulation and Order on July 1, 2014. This settlement will conclude all pending federal and state environmental enforcement matters related to the Red Butte and Willard Bay incidents.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended June 30, 2014, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 – April 30, 2014	2,699,011	$122.27	2,698,966
May 1 – May 31, 2014	5,270,607	124.11	5,269,348
June 1 – June 30, 2014	2,050,023	130.60	2,036,507
Total	10,019,641	$124.94	10,004,821
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of June 30, 2014, 160,123,315 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $17.50 billion at an average price of approximately $109 per share.

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
Date: August 6, 2014

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