Form 10-Q
period 2014-09-30
CHEVRON CORP
filed 2014-11-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2014
Common stock, $.75 par value	1,890,424,385

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2014, and 2013	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2014, and 2013	4
	Consolidated Balance Sheet at September 30, 2014, and December 31, 2013	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2014, and 2013	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4.	Mine Safety Disclosures	40
Item 6.	Exhibits	40
Signature		41
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	43
Rule 13a-14(a)/15d-14(a) Certifications		44-45
Section 1350 Certifications		46-47

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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$51,822	$56,603	$158,383	$166,206
Income from equity affiliates	1,912	1,635	5,543	5,703
Other income	945	265	1,956	781
Total Revenues and Other Income	54,679	58,503	165,882	172,690
Costs and Other Deductions
Purchased crude oil and products	30,741	34,822	95,408	102,005
Operating expenses	6,403	6,066	18,713	18,106
Selling, general and administrative expenses	1,122	1,197	3,126	3,334
Exploration expenses	366	559	1,475	1,135
Depreciation, depletion and amortization	3,948	3,658	11,920	10,551
Taxes other than on income*	3,236	3,366	9,422	9,852
Total Costs and Other Deductions	45,816	49,668	140,064	144,983
Income Before Income Tax Expense	8,863	8,835	25,818	27,707
Income Tax Expense	3,236	3,839	9,980	11,068
Net Income	5,627	4,996	15,838	16,639
Less: Net income attributable to noncontrolling interests	34	46	68	146
Net Income Attributable to Chevron Corporation	$5,593	$4,950	$15,770	$16,493
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.97	$2.58	$8.35	$8.58
— Diluted	$2.95	$2.57	$8.29	$8.52
Dividends	$1.07	$1.00	$3.14	$2.90
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,880,915	1,914,047	1,887,778	1,921,429
— Diluted	1,896,492	1,929,831	1,902,698	1,936,797

* Includes excise, value-added and similar taxes:	$2,116	$2,223	$6,182	$6,364

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Net Income	$5,627	$4,996	$15,838	$16,639
Currency translation adjustment	(19)	14	(49)	45
Unrealized holding (loss) gain on securities:
Net (loss) gain arising during period	(4)	1	4	(6)
Derivatives:
Net derivatives loss on hedge transactions	—	(109)	(66)	(107)
Reclassification to net income of net realized gain	—	(1)	(17)	(1)
Income tax benefit on derivatives transactions	—	39	29	38
Total	—	(71)	(54)	(70)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	125	226	350	685
Prior service cost:
Amortization to net income of net prior service costs (credits)	6	(6)	19	(20)
Defined benefit plans sponsored by equity affiliates	6	11	18	2
Income tax expense on defined benefit plans	(55)	(94)	(147)	(264)
Total	82	137	240	403
Other Comprehensive Gain, Net of Tax	59	81	141	372
Comprehensive Income	5,686	5,077	15,979	17,011
Comprehensive income attributable to noncontrolling interests	(34)	(46)	(68)	(146)
Comprehensive Income Attributable to Chevron Corporation	$5,652	$5,031	$15,911	$16,865

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30 2014	At December 31 2013
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$14,215	$16,245
Time deposits	8	8
Marketable securities	267	263
Accounts and notes receivable, net	19,974	21,622
Inventories
Crude oil and petroleum products	4,672	3,879
Chemicals	501	491
Materials, supplies and other	2,131	2,010
Total inventories	7,304	6,380
Prepaid expenses and other current assets	5,315	5,732
Total Current Assets	47,083	50,250
Long-term receivables, net	2,903	2,833
Investments and advances	26,683	25,502
Properties, plant and equipment, at cost	318,752	296,433
Less: Accumulated depreciation, depletion and amortization	140,656	131,604
Properties, plant and equipment, net	178,096	164,829
Deferred charges and other assets	5,844	5,120
Goodwill	4,621	4,639
Assets held for sale	201	580
Total Assets	$265,431	$253,753
LIABILITIES AND EQUITY
Short-term debt	$5,665	$374
Accounts payable	21,821	22,815
Accrued liabilities	5,396	5,402
Federal and other taxes on income	2,997	3,092
Other taxes payable	1,209	1,335
Total Current Liabilities	37,088	33,018
Long-term debt	19,960	19,960
Capital lease obligations	84	97
Deferred credits and other noncurrent obligations	23,055	22,982
Noncurrent deferred income taxes	21,919	21,301
Noncurrent employee benefit plans	6,018	5,968
Total Liabilities	108,124	103,326
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at September 30, 2014, and December 31, 2013)	1,832	1,832
Capital in excess of par value	15,967	15,713
Retained earnings	183,519	173,677
Accumulated other comprehensive loss	(3,438)	(3,579)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (552,252,195 and 529,073,512 shares at September 30, 2014, and December 31, 2013, respectively)	(41,500)	(38,290)
Total Chevron Corporation Stockholders’ Equity	156,140	149,113
Noncontrolling interests	1,167	1,314
Total Equity	157,307	150,427
Total Liabilities and Equity	$265,431	$253,753

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2014	2013
	(Millions of dollars)
Operating Activities
Net Income	$15,838	$16,639
Adjustments
Depreciation, depletion and amortization	11,920	10,551
Dry hole expense	622	346
Distributions less than income from equity affiliates	(1,505)	(990)
Net before-tax gains on asset retirements and sales	(1,516)	(494)
Net foreign currency effects	(61)	45
Deferred income tax provision	474	969
Net increase in operating working capital	(376)	(2,088)
Increase in long-term receivables	(75)	(164)
Net (increase) decrease in other deferred charges	(59)	11
Cash contributions to employee pension plans	(227)	(961)
Other	(57)	686
Net Cash Provided by Operating Activities	24,978	24,550
Investing Activities
Capital expenditures	(25,739)	(26,372)
Proceeds and deposits related to asset sales	2,588	857
Net purchases of time deposits	—	(600)
Net sales of marketable securities	1	3
Net repayment of loans by equity affiliates	66	162
Net (purchases) sales of other short-term investments	(67)	172
Net Cash Used for Investing Activities	(23,151)	(25,778)
Financing Activities
Net borrowings of short-term obligations	5,294	534
Proceeds from issuance of long-term debt	—	6,000
Repayments of long-term debt and other financing obligations	(27)	(122)
Cash dividends — common stock	(5,926)	(5,571)
Distributions to noncontrolling interests	(18)	(93)
Net purchases of treasury shares	(3,174)	(3,306)
Net Cash Used for Financing Activities	(3,851)	(2,558)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	(139)
Net Change in Cash and Cash Equivalents	(2,030)	(3,925)
Cash and Cash Equivalents at January 1	16,245	20,939
Cash and Cash Equivalents at September 30	$14,215	$17,014

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2014, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2013 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ending September 30, 2014, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Nine Months Ended September 30, 2014
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(23)	$(6)	$52	$(3,602)	$(3,579)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(49)	4	(43)	8	(80)
Reclassifications (2)	—	—	(11)	232	221
Net Other Comprehensive Income (Loss)	(49)	4	(54)	240	141
Balance at September 30	$(72)	$(2)	$(2)	$(3,362)	$(3,438)
_________________________________
(1) All amounts are net of tax.
(2) Refer to Note 9, Employee Benefits for reclassified components totaling $369 million that are included in employee benefit costs for the nine months ending September 30, 2014. Related income taxes for the same period, totaling $137 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

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
Activity for the equity attributable to noncontrolling interests for the first nine months of 2014 and 2013 is as follows:

	2014			2013
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$149,113	$1,314	$150,427	$136,524	$1,308	$137,832
Net income	15,770	68	15,838	16,493	146	16,639
Dividends	(5,929)	—	(5,929)	(5,573)	—	(5,573)
Distributions to noncontrolling interests	—	(18)	(18)	—	(93)	(93)
Treasury shares, net	(3,210)	—	(3,210)	(3,214)	—	(3,214)
Other changes, net*	396	(197)	199	549	(67)	482
Balance at September 30	$156,140	$1,167	$157,307	$144,779	$1,294	$146,073
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended September 30
	2014	2013
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$1,388	$(904)
Increase in inventories	(931)	(749)
Decrease in prepaid expenses and other current assets	237	298
(Decrease) increase in accounts payable and accrued liabilities	(946)	98
Decrease in income and other taxes payable	(124)	(831)
Net increase in operating working capital	$(376)	$(2,088)
The “Net increase in operating working capital” includes reductions of $55 million and $73 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2014, and 2013, respectively. These amounts are offset by an equal amount in “Net purchases of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for income taxes:

	Nine Months Ended September 30
	2014	2013
	(Millions of dollars)
Income taxes	$8,625	$10,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 22 in Note 13 under the heading "Restricted Cash."
The “Net purchases of time deposits” consisted of the following gross amounts:

	Nine Months Ended September 30
	2014	2013
	(Millions of dollars)
Time deposits purchased	$(317)	$(2,316)
Time deposits matured	317	1,716
Net purchases of time deposits	$—	$(600)
The “Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2014	2013
	(Millions of dollars)
Marketable securities purchased	$(11)	$(7)
Marketable securities sold	12	10
Net sales of marketable securities	$1	$3
The “Net purchases of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $3.8 billion for the first nine months in both 2014 and 2013. During the first nine months of 2014 and 2013, the company purchased 30.6 million and 31.3 million common shares under its ongoing share repurchase program, respectively, for $3.7 billion in each corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2014	2013
	(Millions of dollars)
Additions to properties, plant and equipment	$25,094	$25,557
Additions to investments	341	626
Current year dry hole expenditures	320	268
Payments for other liabilities and assets, net	(16)	(79)
Capital expenditures	25,739	26,372
Expensed exploration expenditures	853	790
Assets acquired through capital lease obligations	12	3
Capital and exploratory expenditures, excluding equity affiliates	26,604	27,165
Company’s share of expenditures by equity affiliates	2,422	1,754
Capital and exploratory expenditures, including equity affiliates	$29,026	$28,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids plant. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. All Other activities of the company include mining activities, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
The segments are separately managed for investment purposes under a structure that includes “segment managers” who report to the company’s “chief operating decision maker” (CODM). The CODM is the company’s Executive Committee (EXCOM), a committee of senior officers that includes the Chief Executive Officer. EXCOM reports to the Board of Directors of Chevron Corporation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2014, and 2013, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Segment Earnings*	2014	2013	2014	2013
	(Millions of dollars)
Upstream
United States	$929	$1,026	$2,895	$3,241
International	3,720	4,066	11,325	12,716
Total Upstream	4,649	5,092	14,220	15,957
Downstream
United States	809	249	1,748	522
International	578	131	1,070	1,325
Total Downstream	1,387	380	2,818	1,847
Total Segment Earnings	6,036	5,472	17,038	17,804
All Other
Interest Income	16	17	54	56
Other	(459)	(539)	(1,322)	(1,367)
Net Income Attributable to Chevron Corporation	$5,593	$4,950	$15,770	$16,493

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; mining activities; power and energy services; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2014, and December 31, 2013, are as follows:

Segment Assets*	At September 30 2014	At December 31 2013
	(Millions of dollars)
Upstream
United States	$47,703	$45,436
International	148,787	137,096
Goodwill	4,621	4,639
Total Upstream	201,111	187,171
Downstream
United States	23,650	23,829
International	20,873	20,268
Total Downstream	44,523	44,097
Total Segment Assets	245,634	231,268
All Other
United States	6,782	7,326
International	13,015	15,159
Total All Other	19,797	22,485
Total Assets — United States	78,135	76,591
Total Assets — International	182,675	172,523
Goodwill	4,621	4,639
Total Assets	$265,431	$253,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2014, and 2013, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from mining activities, power and energy services, insurance operations, real estate activities, and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
Sales and Other Operating Revenues*	2014	2013	2014	2013
	(Millions of dollars)
Upstream
United States	$5,676	$6,396	$18,386	$19,076
International	12,084	12,999	37,419	37,656
Subtotal	17,760	19,395	55,805	56,732
Intersegment Elimination — United States	(4,127)	(4,405)	(12,319)	(12,816)
Intersegment Elimination — International	(6,317)	(8,715)	(18,676)	(24,520)
Total Upstream	7,316	6,275	24,810	19,396
Downstream
United States	20,623	22,425	62,043	64,410
International	26,071	28,015	78,474	82,415
Subtotal	46,694	50,440	140,517	146,825
Intersegment Elimination — United States	(6)	(10)	(18)	(32)
Intersegment Elimination — International	(2,252)	(197)	(7,146)	(239)
Total Downstream	44,436	50,233	133,353	146,554
All Other
United States	474	494	1,349	1,321
International	11	9	24	24
Subtotal	485	503	1,373	1,345
Intersegment Elimination — United States	(404)	(400)	(1,130)	(1,067)
Intersegment Elimination — International	(11)	(8)	(23)	(22)
Total All Other	70	95	220	256
Sales and Other Operating Revenues
United States	26,773	29,315	81,778	84,807
International	38,166	41,023	115,917	120,095
Subtotal	64,939	70,338	197,695	204,902
Intersegment Elimination — United States	(4,537)	(4,815)	(13,467)	(13,915)
Intersegment Elimination — International	(8,580)	(8,920)	(25,845)	(24,781)
Total Sales and Other Operating Revenues	$51,822	$56,603	$158,383	$166,206
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$124,957	$131,650
Costs and other deductions	120,977	128,195
Net income attributable to CUSA	3,697	2,898

	At September 30 2014	At December 31 2013
	(Millions of dollars)
Current assets	$16,307	$17,626
Other assets	60,577	57,288
Current liabilities	18,820	17,486
Other liabilities	28,681	28,119
Total CUSA net equity	$29,383	$29,309
Memo: Total debt	$14,475	$14,482

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
The summarized financial information for CTC and its consolidated subsidiaries is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$153	$110	$459	$361
Costs and other deductions	192	166	567	502
Net loss attributable to CTC	(39)	(57)	(108)	(141)

	At September 30 2014	At December 31 2013
	(Millions of dollars)
Current assets	$242	$221
Other assets	852	549
Current liabilities	76	94
Other liabilities	1,335	911
Total CTC net deficit	$(317)	$(235)
There were no restrictions on CTC’s ability to pay dividends or make loans or advances at September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Income Taxes
Taxes on income for the third quarter and first nine months of 2014 were $3.2 billion and $10.0 billion, respectively, compared with $3.8 billion and $11.1 billion for the corresponding periods in 2013. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the third quarters of 2014 and 2013 were 37 percent and 44 percent, respectively. For the comparative nine-month periods, the effective tax rates were 39 percent and 40 percent, respectively.
The decrease in the effective tax rate between the quarterly periods primarily resulted from the net impact of changes in jurisdictional mix, foreign currency remeasurement effects and equity earnings. The decrease in the effective tax rate for the nine-month comparative period was primarily due to changes in jurisdictional mix and the tax effects related to the sale of interests in Chad and Cameroon, partially offset by other ongoing tax charges.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2014. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2008, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2012 and Kazakhstan — 2007.
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

Note 9. Assets Held For Sale
At September 30, 2014, the company classified $201 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in 2014. The revenues and earnings contributions of these assets in 2014 were not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Pension Benefits
United States
Service cost	$113	$124	$338	$371
Interest cost	124	117	371	353
Expected return on plan assets	(197)	(175)	(591)	(525)
Amortization of prior service (credits) costs	(3)	—	(7)	1
Amortization of actuarial losses	52	121	157	364
Settlement losses	48	57	114	171
Total United States	137	244	382	735
International
Service cost	46	48	143	145
Interest cost	84	77	257	236
Expected return on plan assets	(75)	(68)	(227)	(204)
Amortization of prior service costs	6	6	16	16
Amortization of actuarial losses	23	35	74	110
Total International	84	98	263	303
Net Periodic Pension Benefit Costs	$221	$342	$645	$1,038
Other Benefits*
Service cost	$13	$13	$38	$49
Interest cost	37	32	112	112
Amortization of prior service costs (credits)	3	(12)	10	(37)
Amortization of actuarial losses	2	13	5	40
Net Periodic Other Benefit Costs	$55	$46	$165	$164
_________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
At the end of 2013, the company estimated it would contribute $700 million to employee pension plans during 2014 (composed of $350 million for the U.S. plans and $350 million for the international plans). Through September 30, 2014, a total of $227 million was contributed (including $84 million to the U.S. plans). Total contributions for the full year are currently estimated to be $400 million ($100 million for the U.S. plans and $300 million for the international plans). The company anticipates it will not make contributions to the primary U.S. pension plan for the remainder of 2014. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2014, the company contributed $152 million to its OPEB plans. The company anticipates contributing approximately $63 million during the remainder of 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Litigation
MTBE Chevron and many other companies in the petroleum industry have used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to eleven pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. Additional lawsuits and claims related to the use of MTBE, including personal-injury claims, may be filed in the future. The company’s ultimate exposure related to pending lawsuits and claims is not determinable. The company no longer uses MTBE in the manufacture of gasoline in the United States.
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
On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 million award issued in an unrelated action by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has moved to set aside the tribunal's award. On September 26, 2014, the Supreme Court of the Netherlands issued an opinion denying Ecuador’s set aside request. A Federal District Court for the District of Columbia confirmed the tribunal's award, and the Government of Ecuador has appealed the District Court's decision.
Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On June 27, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013 the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014. Chevron intends to vigorously defend against the proceeding. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2014, and December 31, 2013, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2014				At December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$267	$267	$—	$—	$263	$263	$—	$—
Derivatives	70	64	6	—	28	—	28	—
Total Assets at Fair Value	$337	$331	$6	$—	$291	$263	$28	$—
Derivatives	34	32	2	—	89	80	9	—
Total Liabilities at Fair Value	$34	$32	$2	$—	$89	$80	$9	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2014.
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
Assets carried at fair value at September 30, 2014, and December 31, 2013, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $14.2 billion and $16.2 billion at September 30, 2014, and December 31, 2013, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of $8 million at both September 30, 2014 and December 31, 2013. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2014.
Restricted Cash had a carrying/fair value of $1.4 billion and $1.2 billion at September 30, 2014, and December 31, 2013, respectively. At September 30, 2014, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments, and funds held in escrow pending tax deferred exchanges, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $12.0 billion at both September 30, 2014, and December 31, 2013. The fair value of long-term debt at September 30, 2014, and December 31, 2013 was $12.4 billion and $12.3 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $11.7 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2014, and December 31, 2013, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2014, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2014
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
					Three Months Ended	Nine Months Ended
Properties, plant and equipment, net (held and used)	$6	$—	$—	$6	$2	$538
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	—
Investments and advances	—	—	—	—	2	33
Total Assets at Fair Value	$6	$—	$—	$6	$4	$571
Properties, plant and equipment The company did not have any material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2014.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2014.

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
Derivative instruments measured at fair value at September 30, 2014, and December 31, 2013, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At September 30 2014	At December 31 2013
Commodity	Accounts and notes receivable, net	$68	$22
Commodity	Long-term receivables, net	2	6
Total Assets at Fair Value		$70	$28
Commodity	Accounts payable	$20	$65
Commodity	Deferred credits and other noncurrent obligations	14	24
Total Liabilities at Fair Value		$34	$89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of Contract	Statement of Income Classification	2014	2013	2014	2013
Commodity	Sales and other operating revenues	$86	$(85)	$112	$(48)
Commodity	Purchased crude oil and products	(16)	(37)	(32)	(69)
Commodity	Other income	(3)	2	(26)	(5)
		$67	$(120)	$54	$(122)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2014, and December 31, 2013.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2014
Derivative Assets	$1,836	$1,766	$70	$8	$62
Derivative Liabilities	$1,800	$1,766	$34	$—	$34

At December 31, 2013
Derivative Assets	$732	$704	$28	$27	$1
Derivative Liabilities	$793	$704	$89	$—	$89

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."

Note 15. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at September 30, 2014, was $4.1 billion, a net increase of $834 million from year-end 2013, primarily due to drilling activities. During the nine months ended September 30, 2014, $30 million of exploratory well costs previously capitalized for greater than one year at December 31, 2013, were charged to dry hole expense.

Note 16. New Accounting Standards
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

Third Quarter 2014 Compared with Third Quarter 2013
And Nine Months 2014 Compared with Nine Months 2013

Key Financial Results
Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Upstream
United States	$929	$1,026	$2,895	$3,241
International	3,720	4,066	11,325	12,716
Total Upstream	4,649	5,092	14,220	15,957
Downstream
United States	809	249	1,748	522
International	578	131	1,070	1,325
Total Downstream	1,387	380	2,818	1,847
Total Segment Earnings	6,036	5,472	17,038	17,804
All Other	(443)	(522)	(1,268)	(1,311)
Net Income Attributable to Chevron Corporation (1) (2)	$5,593	$4,950	$15,770	$16,493
____________________
(1) Includes foreign currency effects	$366	$(276)	$55	$272
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2014 was $5.6 billion ($2.95 per share — diluted), versus $5.0 billion ($2.57 per share — diluted) in the corresponding 2013 period. Net income attributable to Chevron Corporation for the first nine months of 2014 was $15.8 billion ($8.29 per share — diluted), versus $16.5 billion ($8.52 per share — diluted) in the first nine months of 2013.
Upstream earnings in third quarter 2014 were $4.6 billion compared with $5.1 billion a year earlier. The decrease between comparative periods was mainly due to lower crude oil realizations and higher depreciation expenses, partly offset by favorable foreign currency effects and lower exploration expenses. Earnings for the first nine months of 2014 were $14.2 billion compared with $16.0 billion a year earlier. Higher gains from asset sales were more than offset by higher depreciation, operating and exploration expenses, lower crude oil realizations and sales volumes and unfavorable foreign currency effects.
Downstream earnings in third quarter 2014 were $1.4 billion compared with $380 million in the corresponding 2013 period. The increase was driven by higher margins on refined product sales, favorable changes in effects on derivative instruments and gains from asset sales. Earnings for the first nine months of 2014 were $2.8 billion compared with $1.8 billion in the corresponding 2013 period. Higher margins on refined product sales in the U.S., gains from U.S. asset sales and stronger earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC drove the increase.
Refer to pages 29 through 32 for additional discussion of results by business segment and “All Other” activities for third quarter of 2014 versus the same period in 2013.

Business Environment and Outlook
Chevron is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Canada, China, Colombia, Democratic Republic of the Congo, Denmark, Indonesia, Kazakhstan, Myanmar, the Netherlands, Nigeria, the Partitioned Zone between

Saudi Arabia and Kuwait, the Philippines, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, Venezuela, and Vietnam.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $109 per barrel for the full-year 2013. During 2014, Brent averaged $102 per barrel in the third quarter, $106 per barrel for the nine-month period, and ended October at about $84. The majority of the company’s equity crude production is priced based on the Brent benchmark. While geopolitical tensions and supply disruptions earlier in the year supported crude prices, more recently the price for Brent-related crudes has reflected softness in the global economic recovery, continuing strength in U.S. production, seasonal refinery maintenance activities globally and higher production from Libya.
The WTI price averaged $98 per barrel for the full-year 2013. During 2014, WTI averaged $97 per barrel in the third quarter, $100 per barrel for the nine-month period and ended October at about $81. WTI traded at a discount to Brent throughout 2013 and the first nine months of 2014 due to high inventories and excess crude supply in the U.S. market. Near record-high U.S. Gulf Coast refinery runs supported by product exports reduced inventories in September and October, resulting in compression of the Brent-WTI spread.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). After peaking early in the second quarter of 2014, the differential has eased in North America as light sweet crude oil production in the U.S. midcontinent region remained robust, while refinery crude runs reached near-record levels. Outside of North America, the return of supply from Libya and easing of geopolitical tensions elsewhere has pressured light sweet crude markets relative to heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 35 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the U.S., prices at Henry Hub averaged $4.62 per thousand cubic feet (MCF) for the first nine months of 2014, compared with $3.67 during the first nine months of 2013. At the end of October 2014, the Henry Hub spot price was $3.84 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. International natural gas realizations averaged $5.91 per MCF during the first nine months of 2014, compared with $5.96 per MCF in the same period last year. (See page 35 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2014 averaged 2.567 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first nine months of 2014 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the third quarter or nine-month periods of 2014 or 2013. At their June 2014 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.
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
On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. On March 14, 2012, the company identified a small, second seep in a different part of the field. No evidence of any coastal or wildlife impacts related to these seeps have emerged. A Brazilian federal district prosecutor filed two civil lawsuits seeking $10.7 billion in damages for each of the two seeps. On October 1, 2013, the Court dismissed the two civil lawsuits and approved a settlement under which Chevron and its consortium partners agreed to spend approximately $43 million on social and environmental programs. On November 11, 2013, the Court announced that the settlement was final. The federal district prosecutor also filed criminal charges against Chevron and eleven Chevron employees. On February 19, 2013, the court dismissed the criminal matter, and on appeal, on October 9, 2013, the appellate court reinstated two of the ten allegations, specifically those charges alleging environmental damage and failure to provide timely notification to authorities. On February 27, 2014, Chevron filed a motion for reconsideration. The company’s ultimate exposure related to the incident is not currently determinable, but could be significant to net income in any one period.
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

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•	Australia — Completed construction and testing of the first LNG tank for the Gorgon Project. All 18 Gorgon and Jansz-Io wells have been successfully drilled, and completion activity is ongoing.

•	Australia — Installed the offshore platform gravity-based structure for the Wheatstone Project.

•	Bangladesh — Announced first gas from the Bibiyana Expansion Project.

•	Canada — Announced the sale of a 30 percent interest in the Duvernay shale play for $1.5 billion.

•	United States — Announced a significant crude oil discovery at the Guadalupe prospect in the deepwater Gulf of Mexico.

•	United States — Reached a final investment decision for the Stampede Project in the deepwater Gulf of Mexico.

•	United States — Drilled approximately 460 wells year-to-date in the Permian Basin and continued the horizontal pad-drilling program.

•	United States — Reached an agreement to sell natural gas liquids pipeline assets in Texas and southeastern New Mexico for $800 million.
In the downstream, construction of Chevron Phillips Chemical Company’s new ethane cracker and polyethylene units in Texas is progressing on-schedule and on-budget.
The company purchased $1.25 billion of its common stock in third quarter 2014 under its share repurchase program.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
U.S. Upstream Earnings	$929	$1,026	$2,895	$3,241
U.S. upstream earnings of $929 million in third quarter 2014 were down $97 million from the corresponding period in 2013. Earnings decreased due to lower crude oil prices of $240 million and higher operating expenses of $140 million, largely reflecting the economic buyout of a long-term contractual obligation. Partially offsetting these effects were higher gains on asset sales of $150 million in the current period, lower exploration expenses of $70 million and higher crude oil production of $70 million.

U.S. upstream earnings for the first nine months of 2014 were $2.9 billion, down $346 million from the corresponding 2013 period. Earnings decreased due to lower crude oil prices of $290 million, and higher operating and depreciation expenses of $280 million and $260 million, respectively, partially offset by higher gains on asset sales of $350 million in the current period and higher natural gas realizations of $150 million.
The company’s average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2014 was $87, down from $97 a year ago. The average nine-month realization per barrel for U.S. crude oil and natural gas liquids was $90 in 2014, compared to $95 a year earlier. The average natural gas realization in third quarter 2014 was $3.46 per thousand cubic feet, compared with $3.23 in 2013. The average nine-month natural gas realization was $4.09 per thousand cubic feet in 2014 and $3.37 in 2013.
Net oil-equivalent production of 677,000 barrels per day in third quarter 2014 was up 22,000 barrels per day, or 3 percent, from the third quarter a year earlier. Net oil-equivalent production of 661,000 barrels per day in the first nine months of 2014 was up slightly from a year earlier. Production increases in the Permian Basin in Texas and New Mexico and the Marcellus Shale in western Pennsylvania were partially offset by normal field declines in both comparative periods.
The net liquids component of oil-equivalent production of 464,000 barrels per day in third quarter 2014 was up 4 percent from the corresponding 2013 period. The net liquids component of oil-equivalent production of 454,000 barrels per day in the nine-month period was up slightly from the 2013 period. Net natural gas production was 1.28 billion cubic feet per day in third quarter 2014, an increase of 3 percent from the 2013 comparative period. Net natural gas production was 1.25 billion cubic feet per day in the nine-month period, a slight increase from the 2013 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
International Upstream Earnings*	$3,720	$4,066	$11,325	$12,716
____________________
* Includes foreign currency effects	$344	$(188)	$144	$259
International upstream earnings of $3.7 billion in third quarter 2014 decreased $346 million from the corresponding period in 2013. The decrease between quarters was primarily due to lower realizations and sales volumes for crude oil of $440 million and $240 million, respectively, along with higher depreciation and operating expenses of $150 million and $80 million, respectively. Foreign currency effects increased earnings by $344 million in the 2014 quarter, compared with a decrease of $188 million a year earlier.
Earnings for the first nine months of 2014 were $11.3 billion, down $1.4 billion from the corresponding period in 2013. The decrease between periods was primarily due to higher depreciation, exploration and tax expenses of $430 million, $190 million and $150 million, respectively. Lower crude oil realizations and sales volumes for crude oil of $250 million and $230 million, respectively, and lower natural gas prices of $150 million, also contributed to the decrease. Partially offsetting these items was an increased gain on asset sales of $340 million. Foreign currency effects increased earnings by $144 million in the first nine months of 2014, compared with an increase of $259 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2014 was $93, compared with $104 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2014 was $98, compared with $100 a year earlier. The average natural gas realization per thousand cubic feet in third quarter 2014 was $5.73 compared with $5.88 in the 2013 period. The average natural gas realization per thousand cubic feet in the first nine months of 2014 was $5.91 compared with $5.96 in the 2013 period.
International net oil-equivalent production of 1.89 million barrels per day in third quarter 2014 was down 39,000 barrels per day, or 2 percent, from third quarter a year ago. Production increases from project ramp-ups in Argentina, Brazil and Nigeria and improved reliability at Tengizchevroil were more than offset by normal field declines, production entitlement effects in several locations and the effect of asset sales. International net oil-

equivalent production of 1.91 million barrels per day in in the first nine months of 2014 was down 39,000 barrels per day, or 2 percent, from the corresponding 2013 period. Production increases due to project ramp-ups in Nigeria, Argentina and Brazil were more than offset by normal field declines, production entitlement effects in several locations and the effect of asset sales.
The net liquids component of oil-equivalent production of 1.24 million barrels per day in third quarter 2014 and 1.25 million barrels per day in the first nine months of 2014 decreased 3 percent for both respective periods. Net natural gas production of 3.94 billion cubic feet per day in third quarter 2014 increased 1 percent from third quarter a year ago. Net natural gas production of 3.95 billion cubic feet per day in the first nine months of 2014 decreased 1 percent from the corresponding 2013 period.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
U.S. Downstream Earnings	$809	$249	$1,748	$522
U.S. downstream operations earned $809 million in third quarter 2014 compared with earnings of $249 million a year earlier. Higher margins on refined product sales, primarily reflecting higher production volumes in refining and higher marketing and trading margins, increased earnings $390 million. Gains from asset sales were $250 million in the current period, compared with $140 million in the prior-year period. Lower operating expenses of $60 million, reflecting lower turnaround activity at the company’s refineries, also contributed to the increase.
Earnings for the first nine months of 2014 were $1.7 billion compared to $522 million a year earlier. Higher margins on refined product sales, primarily reflecting higher production volumes in refining and higher refining and marketing margins, increased earnings $700 million. Gains from asset sales were $500 million in the current period, compared with $200 in the prior-year period. Higher earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $170 million and lower operating expenses of $110 million also contributed to the increase.
Refinery crude oil input of 921,000 barrels per day in third quarter 2014 increased 90,000 barrels per day from the year-ago period. The increase was primarily due to lower planned turnaround activities at the refinery in El Segundo, California.
For the first nine months of 2014, crude oil input was 851,000 barrels per day, up 109,000 barrels per day from the corresponding 2013 period. The increase was primarily due to higher volumes in Richmond, California as a result of the second quarter 2013 re-start of the crude unit.
Refined product sales of 1.22 million barrels per day were up 27,000 barrels per day from third quarter 2013, mainly due to higher jet fuel, gas oil and kerosene sales. Sales of 1.20 million barrels per day in the nine-month period were up 33,000 barrels per day, reflecting higher gas oil and kerosene sales. Branded gasoline sales for both third quarter and the first nine months were largely unchanged from the corresponding 2013 periods at 526,000 and 519,000 barrels per day, respectively.
.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)		(Millions of dollars)
International Downstream Earnings*	$578	$131	$1,070	$1,325
___________________
* Includes foreign currency effects	$21	$(86)	$(91)	$20
International downstream operations earned $578 million in third quarter 2014 compared with $131 million a year earlier. The increase was mainly due to a favorable change in effects on derivative instruments of $220 million and higher margins on refined product sales of $100 million. Foreign currency effects increased earnings by $21 million in the 2014 quarter, compared with a decrease of $86 million a year earlier.

Earnings for the first nine months of 2014 were $1.1 billion compared with $1.3 billion a year earlier. The decrease was mainly due to lower margins on refined product sales of $260 million, partially offset by a favorable change in the effects on derivative instruments of $150 million. Foreign currency effects decreased earnings $91 million in the 2014 quarter, compared with an increase of $20 million in the year-ago period.
Refinery crude oil input of 838,000 barrels per day in third quarter 2014 decreased 47,000 barrels per day from the year-ago period. In the nine-month period, crude oil inputs decreased 39,000 barrels per day to 819,000.
Total refined product sales of 1.51 million barrels per day in the 2014 third quarter decreased 56,000 barrels per day from the year-ago period. Sales of 1.49 million barrels per day in the first nine months were down 34,000 barrels per day from the corresponding 2013 period. The decrease in both periods reflects lower gas oil and kerosene sales.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Net Charges*	$(443)	$(522)	$(1,268)	$(1,311)
____________
* Includes foreign currency effects	$1	$(2)	$2	$(7)
All Other consists of mining activities, power and energy services, worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
Net charges in third quarter 2014 were $443 million, compared with $522 million a year earlier. The change between periods was mainly due to the absence of the 2013 impairment of a power-related equity affiliate, lower corporate tax items and lower corporate charges. These decreases were partially offset by additional environmental reserves. Foreign currency effects decreased net charges by $1 million in third quarter 2014, compared to a $2 million increase in net charges in the 2013 period. Net charges for the first nine months of 2014 were $1,268 million, compared with $1,311 million a year earlier. The change between periods was mainly due to the absence of 2013 impairments of power-related equity affiliates and lower corporate charges. This decrease was partially offset by additional environmental reserves, a 2014 impairment of a mining asset and higher corporate tax items. Foreign currency effects decreased net charges by $2 million for the first nine months of 2014, compared to a $7 million increase in net charges in the 2013 period.
Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Sales and other operating revenues	$51,822	$56,603	$158,383	$166,206
Sales and other operating revenues decreased $4.8 billion in the three-month period and $7.8 billion in the nine-month period, primarily due to lower crude oil sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Income from equity affiliates	$1,912	$1,635	$5,543	$5,703
Income from equity affiliates in the quarterly period increased mainly due to higher downstream-related earnings from GS Caltex in South Korea and Caltex Australia, higher upstream-related earnings from Tengizchevroil in

Kazakhstan and the absence of 2013 impairments of a power-related affiliate, partially offset by lower upstream-related earnings from Petropiar in Venezuela and Angola LNG. Income from equity affiliates in the nine-month period decreased mainly due to lower upstream-related earnings from Petropiar and Petroboscan in Venezuela and Angola LNG, and lower downstream-related earnings from GS Caltex in South Korea and Caltex Australia. Partially offsetting these effects were higher earnings from Chevron Phillips Chemical Company LLC and the absence of the 2013 impairment of power-related affiliates.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Other income	$945	$265	$1,956	$781
Other income for the quarterly period increased primarily due to higher gains on asset sales and a favorable swing in foreign currency effects. The nine-month period increased primarily due to higher gains on asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Purchased crude oil and products	$30,741	$34,822	$95,408	$102,005
Purchases in the quarterly period decreased $4.1 billion primarily due to lower purchases of crude oil. Purchases in the nine-month period decreased $6.6 billion primarily due to lower crude oil and refined products volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,525	$7,263	$21,839	$21,440
Operating, selling, general and administrative expenses increased $262 million between quarterly periods, largely due to higher transportation and environmental reserve expenses, partially offset by lower employee, and construction and maintenance expenses. Expenses increased $399 million between the nine-month periods, primarily due to higher transportation expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Exploration expenses	$366	$559	$1,475	$1,135
The decrease in exploration expenses for the quarterly period was mostly due to lower charges for well write-offs and lower geological and geophysical expenses. The increase in the nine-month period was primarily due to higher charges for both well write-offs and geological and geophysical expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Depreciation, depletion and amortization	$3,948	$3,658	$11,920	$10,551

Depreciation, depletion and amortization expenses in third quarter 2014 increased mainly due to higher depreciation rates for certain oil and gas producing fields and higher accretion expense, partially offset by lower impairment expense related to upstream properties. The nine-month period increased mainly due to higher depreciation rates for certain oil and gas producing fields and the impairment of a mining asset.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Taxes other than on income	$3,236	$3,366	$9,422	$9,852
Taxes other than on income decreased in the quarterly period due to lower domestic excise taxes. The nine-month period decreased primarily due to lower consumer excise taxes in Thailand, reflecting lower sales volumes, along with a decrease in duty expense in South Africa.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
Income tax expense	$3,236	$3,839	$9,980	$11,068
Effective income tax rates for the 2014 and 2013 quarters were 37 percent and 44 percent, respectively. For the comparative nine-month periods, the effective tax rates were 39 percent and 40 percent, for 2014 and 2013 respectively. The decrease in the effective tax rate between the quarterly periods primarily resulted from the net impact of changes in jurisdictional mix, foreign currency remeasurement effects and equity earnings. The decrease in the effective tax rate for the nine-month comparative period was primarily due to changes in jurisdictional mix and the tax effects related to the sale of interests in Chad and Cameroon, partially offset by other ongoing tax charges.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	464	448	454	452
Net natural gas production (MMCFPD)(3)	1,278	1,242	1,245	1,241
Net oil-equivalent production (MBOEPD)	677	655	661	659
Sales of natural gas (MMCFPD)	3,697	5,643	4,099	5,795
Sales of natural gas liquids (MBPD)	23	12	19	13
Revenue from net production
Liquids ($/Bbl)	$87.42	$97.18	$90.41	$94.64
Natural gas ($/MCF)	$3.46	$3.23	$4.09	$3.37
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,235	1,279	1,248	1,281
Net natural gas production (MMCFPD)(3)	3,935	3,910	3,945	3,983
Net oil-equivalent production (MBOEPD)(4)	1,891	1,930	1,906	1,945
Sales of natural gas (MMCFPD)	4,290	4,072	4,328	4,279
Sales of natural gas liquids (MBPD)	28	27	29	27
Revenue from liftings
Liquids ($/Bbl)	$93.45	$104.29	$97.74	$100.16
Natural gas ($/MCF)	$5.73	$5.88	$5.91	$5.96
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,568	2,585	2,567	2,604
U.S. Downstream
Gasoline sales (MBPD)(5)	629	636	611	614
Other refined product sales (MBPD)	593	559	591	555
Total refined product sales (MBPD)	1,222	1,195	1,202	1,169
Sales of natural gas liquids (MBPD)	120	121	117	124
Refinery input (MBPD)	921	831	851	742
International Downstream
Gasoline sales (MBPD)(5)	319	325	317	303
Other refined product sales (MBPD)	703	762	698	745
Share of affiliate sales (MBPD)	483	474	471	472
Total refined product sales (MBPD)	1,505	1,561	1,486	1,520
Sales of natural gas liquids (MBPD)	55	63	55	62
Refinery input (MBPD)	838	885	819	858
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	74	70	72	74
International (6)	436	471	456	457
(4) Includes: Canada — synthetic oil	48	43	43	42
Venezuela affiliate — synthetic oil	32	30	32	23
(5) Includes branded and unbranded gasoline.
(6) 2013 conforms to 2014 presentation.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $14.5 billion at September 30, 2014, down $2.0 billion from year-end 2013. Cash provided by operating activities in the first nine months of 2014 was $25.0 billion, compared with $24.6 billion in the year-ago period. Cash capital and exploratory expenditures decreased $561 million between periods.
Dividends The company paid dividends of $5.9 billion to common shareholders during the first nine months of 2014. In October 2014, the company declared a quarterly dividend of $1.07 per common share, payable in December 2014.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $25.7 billion at September 30, 2014, up from $20.4 billion at December 31, 2013.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $20.0 billion and the outstanding balance at September 30, 2014, was $10.4 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $13.7 billion at September 30, 2014, and $8.4 billion at December 31, 2013. Of these amounts, $8.0 billion was reclassified to long-term at both September 30, 2014, and December 31, 2013. At September 30, 2014, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2014, the company had $8.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2014. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. The company expects to repurchase between $500 million and $2 billion of its common shares per quarter, through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. During third quarter 2014, the company purchased 9.8 million common shares for $1.25 billion. From the inception of the program through third quarter 2014, the company has purchased 169.9 million shares for $18.8 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.2 billion and $1.3 billion at September 30, 2014, and December 31, 2013, respectively. Distributions to noncontrolling interests totaled $18 million during the first nine months of 2014 compared to $93 million for the same period in 2013.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.3 at September 30, 2014, and 1.5 at December 31, 2013, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2014, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 14.1 percent at September 30, 2014, and 12.1 percent at year-end 2013.
Pension Obligations Information related to pension plan contributions is included on pages 14 and 15 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $29.0 billion in the first nine months of 2014, compared with $28.9 billion in the corresponding 2013 period. The amounts included the company’s share of affiliates’ expenditures of $2.4 billion and $1.8 billion in the 2014 and 2013 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2014 were $26.9 billion, representing 93 percent of the company wide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of dollars)
United States
Upstream	$2,129	$2,067	$6,217	$5,913
Downstream	376	517	1,144	1,287
All Other	157	159	378	446
Total United States	2,662	2,743	7,739	7,646
International
Upstream	6,535	7,605	20,644	20,566
Downstream	208	230	623	690
All Other	5	7	20	17
Total International	6,748	7,842	21,287	21,273
Worldwide	$9,410	$10,585	$29,026	$28,919

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 11 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 11 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on page 14 in Note 8 and page 20 in Note 12 to the Consolidated Financial Statements under the heading “Income Taxes.”
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
Environmental Information related to environmental matters is included on page 20 in Note 12 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 21 in Note 12 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended September 30, 2014, does not differ materially from that discussed under Item 7A of Chevron’s 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2014.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2014, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework effective January 1, 2014.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 11 to the Consolidated Financial Statements under the heading “Ecuador.”
Government Proceedings As previously disclosed in the second quarter 2014 Form 10-Q, on April 2, 2014, Chevron U.S.A. Inc.’s Richmond Refinery received a settlement offer from the Bay Area Air Quality Management District (BAAQMD) seeking to resolve alleged violations of the Refinery’s Clean Air Act Title V Operating Permit.  The company has reached a settlement agreement with BAAQMD and paid a civil penalty of $278,000 to resolve certain alleged violations.
As previously disclosed in the third quarter 2013 Form 10-Q and the 2013 Form 10-K, in July 2013, Chevron Products Company, a division of Chevron U.S.A. Inc., received a Notice of Violation from the California Air Resources Board (CARB) for the Richmond and Montebello (California) terminals alleging the selling or offering for sale of gasoline containing more than the maximum allowable ethanol content.  The company has reached a settlement agreement with CARB and paid a civil penalty of $247,278 to resolve the alleged violations.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended September 30, 2014, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 – July 31, 2014	3,695,791	$131.23	3,688,246
August 1 – August 31, 2014	3,917,062	127.29	3,916,729
Sept. 1 – Sept. 30, 2014	2,168,349	123.49	2,165,602
Total	9,781,202	$127.94	9,770,577
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of September 30, 2014, 169,893,892 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $18.75 billion at an average price of approximately $110 per share.

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
Date: November 7, 2014

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