Form 10-Q
period 2015-03-31
CHEVRON CORP
filed 2015-05-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2015
Common stock, $.75 par value	1,880,477,711

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March, 2015, and 2014	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2015, and 2014	4
	Consolidated Balance Sheet at March 31, 2015, and December 31, 2014	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2015, and 2014	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Mine Safety Disclosures	37
Item 6.	Exhibits	37
Signature		38
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	40
Rule 13a-14(a)/15d-14(a) Certifications		41-42
Rule 13a-14(b)/15d-14(b) Certifications		43-44

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “may,” “could,” “budgets,” “outlook,” “on schedule,” “on track” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather, other natural or human factors, or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes required by existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 22 through 24 of the company’s 2014 Annual Report on Form 10-K. In addition, such results could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three months ended March 31
	2015	2014
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$32,315	$50,978
Income from equity affiliates	1,401	1,922
Other income	842	365
Total Revenues and Other Income	34,558	53,265
Costs and Other Deductions
Purchased crude oil and products	17,193	30,823
Operating expenses	5,395	6,023
Selling, general and administrative expenses	944	927
Exploration expenses	592	415
Depreciation, depletion and amortization	4,411	4,130
Taxes other than on income*	3,118	3,019
Total Costs and Other Deductions	31,653	45,337
Income Before Income Tax Expense	2,905	7,928
Income Tax Expense	305	3,407
Net Income	2,600	4,521
Less: Net income attributable to noncontrolling interests	33	9
Net Income Attributable to Chevron Corporation	$2,567	$4,512
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.38	$2.38
— Diluted	$1.37	$2.36
Dividends	$1.07	$1.00
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,866,655	1,895,032
— Diluted	1,876,498	1,909,424

* Includes excise, value-added and similar taxes:	$1,877	$1,946

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Net Income	$2,600	$4,521
Currency translation adjustment	(25)	(38)
Unrealized holding gain on securities:
Net gain arising during period	2	4
Derivatives:
Net derivatives loss on hedge transactions	—	(3)
Reclassification to net income of net realized gain	—	(1)
Income tax benefit on derivatives transactions	—	1
Total	—	(3)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	170	111
Actuarial loss arising during period	(8)	—
Prior service cost:
Amortization to net income of net prior service costs	6	6
Defined benefit plans sponsored by equity affiliates	13	6
Income tax expense on defined benefit plans	(79)	(41)
Total	102	82
Other Comprehensive Gain, Net of Tax	79	45
Comprehensive Income	2,679	4,566
Comprehensive income attributable to noncontrolling interests	(33)	(9)
Comprehensive Income Attributable to Chevron Corporation	$2,646	$4,557

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31 2015	At December 31 2014
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$12,675	$12,785
Time deposits	—	8
Marketable securities	432	422
Accounts and notes receivable, net	15,239	16,736
Inventories
Crude oil and petroleum products	4,157	3,854
Chemicals	459	467
Materials, supplies and other	2,221	2,184
Total inventories	6,837	6,505
Prepaid expenses and other current assets	6,087	5,776
Total Current Assets	41,270	42,232
Long-term receivables, net	2,820	2,817
Investments and advances	28,238	26,912
Properties, plant and equipment, at cost	333,824	327,289
Less: Accumulated depreciation, depletion and amortization	147,701	144,116
Properties, plant and equipment, net	186,123	183,173
Deferred charges and other assets	6,565	6,299
Goodwill	4,588	4,593
Total Assets	$269,604	$266,026
LIABILITIES AND EQUITY
Short-term debt	$3,908	$3,790
Accounts payable	16,640	19,000
Accrued liabilities	4,607	5,328
Federal and other taxes on income	3,115	2,575
Other taxes payable	1,175	1,233
Total Current Liabilities	29,445	31,926
Long-term debt	29,960	23,960
Capital lease obligations	65	68
Deferred credits and other noncurrent obligations	23,100	23,549
Noncurrent deferred income taxes	21,583	21,920
Noncurrent employee benefit plans	8,450	8,412
Total Liabilities	112,603	109,835
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at March 31, 2015, and December 31, 2014)	1,832	1,832
Capital in excess of par value	16,105	16,041
Retained earnings	185,557	184,987
Accumulated other comprehensive loss	(4,780)	(4,859)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (562,198,869 and 563,027,772 shares at March 31, 2015, and December 31, 2014, respectively)	(42,671)	(42,733)
Total Chevron Corporation Stockholders’ Equity	155,803	155,028
Noncontrolling interests	1,198	1,163
Total Equity	157,001	156,191
Total Liabilities and Equity	$269,604	$266,026

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Operating Activities
Net Income	$2,600	$4,521
Adjustments
Depreciation, depletion and amortization	4,411	4,130
Dry hole expense	348	140
Distributions less than income from equity affiliates	(1,208)	(457)
Net before-tax gains on asset retirements and sales	(638)	(269)
Net foreign currency effects	(87)	14
Deferred income tax provision	(921)	287
Net (increase) decrease in operating working capital	(1,985)	382
Increase in long-term receivables	(23)	(32)
Net decrease (increase) in other deferred charges	27	(13)
Cash contributions to employee pension plans	(85)	(89)
Other	(120)	(197)
Net Cash Provided by Operating Activities	2,319	8,417
Investing Activities
Capital expenditures	(7,602)	(8,544)
Proceeds and deposits related to asset sales	948	316
Net sales (purchases) of time deposits	8	(300)
Net borrowing of loans by equity affiliates	(40)	(32)
Net sales (purchases) of other short-term investments	80	(20)
Net Cash Used for Investing Activities	(6,606)	(8,580)
Financing Activities
Net borrowings of short-term obligations	117	2,636
Proceeds from issuance of long-term debt	5,993	—
Repayments of long-term debt and other financing obligations	(8)	(12)
Cash dividends — common stock	(1,997)	(1,895)
Net sales (purchases) of treasury shares	55	(1,190)
Net Cash Provided by (Used for) Financing Activities	4,160	(461)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	(9)
Net Change in Cash and Cash Equivalents	(110)	(633)
Cash and Cash Equivalents at January 1	12,785	16,245
Cash and Cash Equivalents at March 31	$12,675	$15,612

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2015, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2014 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ending March 31, 2015, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Three Months Ended March 31, 2015
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(96)	$(8)	$(2)	$(4,753)	$(4,859)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(25)	2	—	(8)	(31)
Reclassifications (2)	—	—	—	110	110
Net Other Comprehensive Income (Loss)	(25)	2	—	102	79
Balance at March 31	$(121)	$(6)	$(2)	$(4,651)	$(4,780)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $176 million that are included in employee benefit costs for the three months ending March 31, 2015. Related income taxes for the same period, totaling $66 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income. Activity for the equity attributable to noncontrolling interests for the first three months of 2015 and 2014 is as follows:

	2015			2014
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$155,028	$1,163	$156,191	$149,113	$1,314	$150,427
Net income	2,567	33	2,600	4,512	9	4,521
Dividends	(1,997)	—	(1,997)	(1,896)	—	(1,896)
Treasury shares, net	62	—	62	(1,191)	—	(1,191)
Other changes, net*	143	2	145	123	(174)	(51)
Balance at March 31	$155,803	$1,198	$157,001	$150,661	$1,149	$151,810
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

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Decrease in accounts and notes receivable	$1,207	$1,373
Increase in inventories	(332)	(1,098)
Increase in prepaid expenses and other current assets	(368)	(136)
(Decrease) increase in accounts payable and accrued liabilities	(3,010)	140
Increase in income and other taxes payable	518	103
Net (increase) decrease in operating working capital	$(1,985)	$382
The “Net (increase) decrease in operating working capital” includes reductions of $4 million and $6 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2015, and 2014, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for income taxes:

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Income taxes	$953	$2,416
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 13 under the heading "Restricted Cash."
The “Net sales (purchases) of time deposits” consisted of the following gross amounts:

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Time deposits purchased	$—	$(308)
Time deposits matured	8	8
Net sales (purchases) of time deposits	$8	$(300)
The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1 million for the first three months of 2015 and $1.3 billion for the first three months in 2014. No purchases were made under the company's share repurchase program in the first three months of 2015. During the first three months of 2014, the company purchased 10.8 million common shares under the program for $1.25 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Additions to properties, plant and equipment	$7,343	$8,397
Additions to investments	112	87
Current year dry hole expenditures	147	75
Payments for other liabilities and assets, net	—	(15)
Capital expenditures	7,602	8,544
Expensed exploration expenditures	244	275
Assets acquired through capital lease obligations	7	—
Capital and exploratory expenditures, excluding equity affiliates	7,853	8,819
Company’s share of expenditures by equity affiliates	730	612
Capital and exploratory expenditures, including equity affiliates	$8,583	$9,431

Note 5. Long-Term Debt
On March 3, 2015, the Company issued $900,000,000 in aggregate principal amount of floating rate notes due 2017, $550,000,000 in aggregate principal amount of floating rate notes due 2018, $1,750,000,000 in aggregate principal amount of 1.365% notes due 2018, $1,750,000,000 in aggregate principal amount of 1.961% notes due 2020, $350,000,000 in aggregate principal amount of floating rate notes due 2022, and $700,000,000 in aggregate principal amount of 2.411% notes due 2022.

Note 6. Income Taxes
Taxes on income for the first quarter of 2015 were $0.3 billion, compared with $3.4 billion for the corresponding period in 2014. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the first quarters of 2015 and 2014 were 10 percent and 43 percent, respectively.
The decrease in the effective tax rate between periods resulted from one-time tax benefits primarily related to a reduction in statutory tax rates in the United Kingdom, the impact of changes in jurisdictional mix driven by significantly lower income in high tax rate international upstream jurisdictions, and foreign currency remeasurement effects, partially offset by the effects of equity earnings.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2015. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2008, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2012 and Kazakhstan — 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids plant. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. All Other activities of the company include worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2015, and 2014, are presented in the following table:

	Three months ended March 31
Segment Earnings	2015	2014
	(Millions of dollars)
Upstream
United States	$(460)	$912
International	2,020	3,395
Total Upstream	1,560	4,307
Downstream
United States	706	422
International	717	288
Total Downstream	1,423	710
Total Segment Earnings	2,983	5,017
All Other
Interest Income	17	17
Other	(433)	(522)
Net Income Attributable to Chevron Corporation	$2,567	$4,512

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2015, and December 31, 2014, are as follows:

Segment Assets	At March 31 2015	At December 31 2014
	(Millions of dollars)
Upstream
United States	$49,748	$49,205
International	157,021	152,736
Goodwill	4,588	4,593
Total Upstream	211,357	206,534
Downstream
United States	22,241	23,068
International	17,906	17,723
Total Downstream	40,147	40,791
Total Segment Assets	251,504	247,325
All Other
United States	6,389	6,741
International	11,711	11,960
Total All Other	18,100	18,701
Total Assets — United States	78,378	79,014
Total Assets — International	186,638	182,419
Goodwill	4,588	4,593
Total Assets	$269,604	$266,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2015, and 2014, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities, and technology companies.

	Three months ended March 31
Sales and Other Operating Revenues	2015	2014
	(Millions of dollars)
Upstream
United States	$3,349	$6,745
International	7,215	11,881
Subtotal	10,564	18,626
Intersegment Elimination — United States	(2,111)	(3,932)
Intersegment Elimination — International	(2,992)	(5,762)
Total Upstream	5,461	8,932
Downstream
United States	12,434	20,218
International	14,864	23,804
Subtotal	27,298	44,022
Intersegment Elimination — United States	(6)	(5)
Intersegment Elimination — International	(474)	(2,045)
Total Downstream	26,818	41,972
All Other
United States	325	389
International	7	5
Subtotal	332	394
Intersegment Elimination — United States	(290)	(315)
Intersegment Elimination — International	(6)	(5)
Total All Other	36	74
Sales and Other Operating Revenues
United States	16,108	27,352
International	22,086	35,690
Subtotal	38,194	63,042
Intersegment Elimination — United States	(2,407)	(4,252)
Intersegment Elimination — International	(3,472)	(7,812)
Total Sales and Other Operating Revenues	$32,315	$50,978

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

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$24,283	$41,329
Costs and other deductions	24,455	40,124
Net income attributable to CUSA	162	1,017

	At March 31 2015	At December 31 2014
	(Millions of dollars)
Current assets	$13,324	$13,724
Other assets	62,430	62,195
Current liabilities	16,013	16,191
Other liabilities	30,049	30,175
Total CUSA net equity	$29,692	$29,553
Memo: Total debt	$14,472	$14,473

Note 9. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$3,484	$6,433
Costs and other deductions	2,026	2,833
Net income attributable to TCO	1,023	2,514

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2015 and 2014 are as follows:

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Pension Benefits
United States
Service cost	$135	$113
Interest cost	126	124
Expected return on plan assets	(196)	(197)
Amortization of prior service (credits)	(2)	(2)
Amortization of actuarial losses	89	52
Settlement losses	54	33
Total United States	206	123
International
Service cost	45	47
Interest cost	69	84
Expected return on plan assets	(65)	(76)
Amortization of prior service costs	5	5
Amortization of actuarial losses	18	24
Total International	72	84
Net Periodic Pension Benefit Costs	$278	$207
Other Benefits*
Service cost	$18	$13
Interest cost	38	37
Amortization of prior service costs	3	3
Amortization of actuarial losses	9	2
Net Periodic Other Benefit Costs	$68	$55
_________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

At the end of 2014 and as of March 31, 2015, the company estimated it would contribute $600 million to employee pension plans during 2015 (composed of $350 million for the U.S. plans and $250 million for the international plans). Through March 31, 2015, a total of $85 million was contributed (including $51 million to the U.S. plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2015, the company contributed $50 million to its OPEB plans. The company anticipates contributing approximately $148 million during the remainder of 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision. On December 17, 2013, the Court of Appeals for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron appealed the decision concerning jurisdiction to the Supreme Court of Canada and, on January 16, 2014, the Court of Appeals for Ontario granted Chevron’s motion to stay the recognition and enforcement proceeding pending a decision on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

admissibility of the Supreme Court appeal. On April 3, 2014, the Supreme Court of Canada granted Chevron’s and Chevron Canada Limited’s petitions to appeal the Ontario Court of Appeal’s decision. The Supreme Court of Canada heard oral arguments on the appeal on December 11, 2014.
On June 27, 2012, the Lago Agrio plaintiffs filed a complaint against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. Chevron has answered the complaint. In accordance with Brazilian procedure, the matter has been referred to the public prosecutor for a nonbinding opinion of the issues raised in the complaint. On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013 the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014. Chevron intends to vigorously defend against the proceeding. Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of the appeals process in Ecuador or any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability in the Ecuadorian courts and to contest and defend any and all enforcement actions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Tribunal has divided the merits phase of the proceeding into three phases. On September 17, 2013, the Tribunal issued its First Partial Award from Phase One, finding that the settlement agreements between the Republic of Ecuador and Texpet applied to Texpet and Chevron, released Texpet and Chevron from claims based on "collective" or "diffuse" rights arising from Texpet's operations in the former concession area and precluded third parties from asserting collective/diffuse rights environmental claims relating to Texpet's operations in the former concession area but did not preclude individual claims for personal harm. The Tribunal held a hearing on April 29-30, 2014, to address remaining issues relating to Phase One, and on March 12, 2015, it issued a nonbinding decision that the Lago Agrio plaintiffs’ complaint, on its face, includes claims not barred by the settlement agreement between the Republic of Ecuador and Texpet. In the same decision, the Tribunal deferred to Phase Two remaining issues from Phase One, including whether the Republic of Ecuador breached the 1995 settlement agreement and the remedies that are available to Chevron and Texpet as a result of that breach. Phase Two issues will be addressed at a hearing that began on April 21, 2015. The Tribunal has not set a date for Phase Three, the damages phase of the arbitration.
Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight, and on October 18, 2012, the Federal District Court set a trial date of October 15, 2013. On March 22, 2013, Chevron settled its claims against Stratus Consulting, and on April 12, 2013 sworn declarations by representatives of Stratus Consulting were filed with the Court admitting their role and that of the plaintiffs' attorneys in drafting the environmental report of the mining engineer appointed by the provincial court in Lago Agrio. On September 26, 2013, the Second Circuit denied the defendants' Petition for Writ of Mandamus to recuse the judge hearing the case and to collaterally estop Chevron from seeking a declaration that the Lago Agrio judgment was obtained through fraud and other unlawful conduct. The trial commenced on October 15, 2013 and concluded on November 22, 2013. On March 4, 2014, the Federal District Court entered a judgment in favor of Chevron, prohibiting the defendants from seeking to enforce the Lago Agrio judgment in the United States and further prohibiting them from profiting from their illegal acts. The defendants filed their notices of appeal on March 18, 2014. A panel of the U.S. Court of Appeals for the Second Circuit heard oral arguments on the appeal on April 20, 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 6 on page 9 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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
Other Contingencies On April 26, 2010, a California appeals court issued a ruling related to the adequacy of an Environmental Impact Report (EIR) supporting the issuance of certain permits by the city of Richmond,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California, to replace and upgrade certain facilities at Chevron's refinery in Richmond. Settlement discussions with plaintiffs in the case ended late fourth quarter 2010, and on March 3, 2011, the trial court entered a final judgment and peremptory writ ordering the City to set aside the project EIR and conditional use permits and enjoining Chevron from any further work. On May 23, 2011, the company filed an application with the City Planning Department for a conditional use permit for a revised project to complete construction of the hydrogen plant, certain sulfur removal facilities and related infrastructure. On June 10, 2011, the City published its Notice of Preparation of the revised EIR for the project, and on March 18, 2014, the revised draft EIR was published for public comment. The public comment period closed in May 2014, the final EIR was released on June 9, 2014, and on July 29, 2014, the Richmond City Council certified the EIR and approved a conditional use permit. On February 11, 2015, the Bay Area Air Quality Management District reissued an authority-to-construct permit for the project, and on April 8, 2015, the Court discharged the writ which had stopped construction of the project. Management is evaluating next steps in the project.
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
Chevron receives claims from and submits claims to customers; trading partners; U.S. federal, state and local regulatory bodies; governments; contractors; insurers; suppliers; and individuals. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve, and may result in gains or losses in future periods.
The company and its affiliates also continue to review and analyze their operations and may close, abandon, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in significant gains or losses in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2015, and December 31, 2014, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2015				At December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$432	$432	$—	$—	$422	$422	$—	$—
Derivatives	107	75	30	2	413	394	19	—
Total Assets at Fair Value	$539	$507	$30	$2	$835	$816	$19	$—
Derivatives	104	72	32	—	84	83	1	—
Total Liabilities at Fair Value	$104	$72	$32	$—	$84	$83	$1	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2015.
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
Assets carried at fair value at March 31, 2015, and December 31, 2014, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $12.7 billion and $12.8 billion at March 31, 2015, and December 31, 2014, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of zero and $8 million at March 31, 2015 and December 31, 2014, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2015.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.5 billion at March 31, 2015, and December 31, 2014, respectively. At March 31, 2015, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments, and funds held in escrow pending tax deferred exchanges, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $22.0 billion and $16.0 billion at March 31, 2015, and December 31, 2014, respectively. The fair value of long-term debt at March 31, 2015, and December 31, 2014 was $22.7 billion and $16.5 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $22.0 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2015, and December 31, 2014, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2015, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2015
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
Properties, plant and equipment, net (held and used)	$195	$—	$190	$5	$259
Investments and advances	—	—	—	—	1
Total Assets at Fair Value	$195	$—	$190	$5	$260
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2015.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2015.

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
Derivative instruments measured at fair value at March 31, 2015, and December 31, 2014, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At March 31 2015	At December 31 2014
Commodity	Accounts and notes receivable, net	$106	$401
Commodity	Long-term receivables, net	1	12
Total Assets at Fair Value		$107	$413
Commodity	Accounts payable	$89	$57
Commodity	Deferred credits and other noncurrent obligations	15	27
Total Liabilities at Fair Value		$104	$84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended March 31
Type of Contract	Statement of Income Classification	2015	2014
Commodity	Sales and other operating revenues	$(121)	$97
Commodity	Purchased crude oil and products	14	(8)
Commodity	Other income	(7)	(23)
		$(114)	$66

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2015, and December 31, 2014.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2015
Derivative Assets	$2,983	$2,876	$107	$2	$105
Derivative Liabilities	$2,980	$2,876	$104	$—	$104

At December 31, 2014
Derivative Assets	$4,004	$3,591	$413	$7	$406
Derivative Liabilities	$3,675	$3,591	$84	$—	$84

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

Note 15. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at March 31, 2015, was $4.3 billion, a net increase of $127 million from year-end 2014, primarily due to drilling activities. During the three months ended March 31, 2015, $95 million of exploratory well costs previously capitalized for greater than one year at December 31, 2014, were charged to expense.

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

First Quarter 2015 Compared with First Quarter 2014

Key Financial Results
Earnings by Business Segment

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Upstream
United States	$(460)	$912
International	2,020	3,395
Total Upstream	1,560	4,307
Downstream
United States	706	422
International	717	288
Total Downstream	1,423	710
Total Segment Earnings	2,983	5,017
All Other	(416)	(505)
Net Income Attributable to Chevron Corporation (1) (2)	$2,567	$4,512
____________________
(1) Includes foreign currency effects	$580	$(79)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for the first three months of 2015 was $2.6 billion ($1.37 per share — diluted), versus $4.5 billion ($2.36 per share — diluted) in the first three months of 2014.
Upstream earnings in first quarter 2015 were $1.6 billion compared with $4.3 billion a year earlier. The decrease between comparative periods was mainly due to lower crude oil realizations and higher depreciation expenses, partially offset by higher crude oil production, lower tax and operating expenses, higher gains on asset sales and favorable foreign currency effects.
Downstream earnings in first quarter 2015 were $1.4 billion compared with $710 million in the corresponding 2014 period. Higher margins on refined product sales, both internationally and in the U.S., drove the increase. Partially offsetting the increase was the absence of a 2014 asset sale gain and lower affiliate earnings in the U.S., and an unfavorable change in effects on derivative instruments internationally.
Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for first quarter of 2015 versus the same period in 2014.

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
Earnings of the company depend mostly on the profitability of its upstream business segment. The biggest factor affecting the results of operations for the upstream segment is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2014, reflecting robust non-OPEC supply growth led by expanding unconventional production in the United States, weakening growth in emerging markets, and the decision by OPEC in fourth quarter 2014 to maintain its current production ceiling. The downturn in the price of crude oil has impacted, and, depending upon its duration, will continue to significantly impact the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. If lower prices persist for an extended period of time, the company's response could include further reductions in operating expenses and capital and exploratory expenditures and additional asset sales. The company anticipates that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing of any such increases is unknown. In the company's downstream business, crude oil is the largest cost component of refined products.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 and to "Risk Factors" in Part I, Item 1A, on pages 22 through 24 of the company’s 2014 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and growth. Refer to the "Results of Operations" section, beginning on page 28 for discussions of net gains on asset sales during 2015. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry inventory levels, production quotas or other actions imposed by the Organization of Petroleum Exporting Countries (OPEC), actions of regulators, weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses. The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax laws and regulations.
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. In recent years, Chevron and the oil and gas industry generally experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. As a result of the decline in prices of crude oil and other commodities since mid-2014, these cost pressures are beginning to soften. Capital and exploratory expenditures and operating expenses can also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $99 per barrel for the full-year 2014. During 2015, Brent averaged $54 per barrel in the first quarter, and ended April at $64. The majority of the company’s equity crude production is priced based on the Brent benchmark. After falling sharply over the second-half of 2014 due to growing market over supply, prices stabilized over the first quarter of 2015 as oil and gas capital budgets were cut and drilling rig counts fell globally. However, the anticipated improvement in global supply/demand balances continues to be offset by concerns over growing crude inventories globally, and in the U.S. in particular. First quarter 2015 Brent-related crude prices in the Atlantic Basin also reflect high refinery maintenance in North America, higher production from Iraq, and easing geopolitical tensions in key regions.
The WTI price averaged $93 per barrel for the full-year 2014. During 2015, WTI averaged $49 per barrel in the first quarter, and ended April at $60. WTI traded at a discount to Brent throughout 2014 and the first three months of 2015 due to high inventories and excess crude supply in the U.S. market.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In first quarter 2015, the differential eased in North America as light sweet crude oil production in the U.S. midcontinent region remained robust, while refinery maintenance dampened demand. Outside of North America, supply disruptions in Libya and high refinery runs in Europe supported light sweet crude markets relative to heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 32 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the U.S., prices at Henry Hub averaged $2.87 per thousand cubic feet (MCF) for the first three months of 2015, compared with $5.11 during the first three months of 2014. At the end of April 2015, the Henry Hub spot price was $2.57 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. International natural gas realizations averaged $5.01 per MCF during the first three months of 2015, compared with $6.02 per MCF in the same period last year. (See page 32 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2015 averaged 2.681 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first three months of 2015 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for first quarter 2015 or 2014. At their November 2014 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.
The company estimates that net oil-equivalent production for the full-year 2015 will be flat to 3 percent growth compared to 2014. This estimate is subject to many factors and uncertainties, including quotas that may be imposed by OPEC; price and other production entitlement effects; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
In the Partitioned Zone between Saudi Arabia and Kuwait, the risk that the company’s future production could be negatively impacted by continued difficulties in securing work and equipment permits has increased. Net oil-equivalent production in the Partitioned Zone in first quarter 2015 was 76,000 barrels per day. The potential for a complete loss of production in the Partitioned Zone was not anticipated in the company’s 2015 full-year production guidance. The potential for a complete loss of production is uncertain, and if it does occur, the company cannot estimate its duration. If a complete loss of production occurs, the financial effects in 2015 are expected to be minimal.
Refer to the “Results of Operations” section on page 28 for additional discussion of the company’s upstream business.
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
The company completed the sale of its interest in Caltex Australia Limited as part of its previously-announced asset sales commitment. Cash proceeds of $3.6 billion were received upon settlement on April 2 and a gain on sale of $1.6 billion will be reflected in second quarter results.
Refer to the “Results of Operations” section on page 29 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.

Operating Developments
Noteworthy operating developments for the upstream business in recent months included the following:

•	Australia — Achieved introduction of fuel gas and start-up of the first gas turbine generator at the Gorgon LNG plant.

•	Australia — Completed installation of Wheatstone platform topsides.

•	Australia — Announced a natural gas discovery, Isosceles-1, in the Carnarvon Basin in 50 percent-owned Block WA-392-P.

•	Bangladesh — Achieved first liquids from the Bibiyana Expansion Liquid Recovery Unit.

•	United States — Announced a joint venture to explore and appraise 24 jointly held offshore leases in the northwest portion of Keathley Canyon in the deepwater Gulf of Mexico.

•	United States — Ramped up oil-equivalent production at Jack/St. Malo in the deepwater Gulf of Mexico to more than 70,000 barrels per day.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 7, on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three months ended March 31
	2015	2014
	(Millions of dollars)
U.S. Upstream Earnings	$(460)	$912
U.S. upstream operations incurred a loss of $460 million in first quarter 2015 compared to earnings of $912 million from a year earlier, largely due to sharply lower crude oil realizations of $1.4 billion. Higher depreciation expenses of $250 million, in part due to impairments, and lower natural gas realizations of $180 million, were largely offset by higher crude oil production and lower operating expenses of $270 million and $120 million, respectively.
The company’s average realization per barrel for U.S. crude oil and natural gas liquids in first quarter 2015 was $43, compared to $91 a year earlier. The average natural gas realization in first quarter 2015 was $2.27 per thousand cubic feet and $4.77 in last year's first quarter.
Net oil-equivalent production of 699,000 barrels per day in first quarter 2015 was up 59,000 barrels per day, or 9 percent, from the first quarter a year earlier. Production increased due to project ramp-ups in the Gulf of Mexico, the Permian Basin in Texas and New Mexico, and the Marcellus Shale in western Pennsylvania.
The net liquids component of oil-equivalent production of 489,000 barrels per day in the first quarter increased 12 percent from the corresponding 2014 period. Net natural gas production was 1.26 billion cubic feet per day in first quarter 2015, an increase of 4 percent from the comparative 2014 period.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
International Upstream Earnings*	$2,020	$3,395
____________________
* Includes foreign currency effects	$522	$(53)
International upstream earnings of $2.0 billion decreased $1.4 billion from first quarter 2014. Sharply lower crude oil realizations of $2.8 billion were partially offset by lower tax items, including a reduction in statutory tax rates in the United Kingdom, higher gains on asset sales and lower operating expenses of $390 million, $310 million and $120 million, respectively. Foreign currency effects increased earnings by $522 million in the 2015 quarter, compared with a decrease of $53 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in first quarter 2015 was $46 compared with $99 a year earlier. The average natural gas realization per thousand cubic feet in first quarter 2015 was $5.01 compared with $6.02 in the corresponding 2014 period.
Net oil-equivalent production of 1.98 million barrels per day in first quarter 2015 was up 34,000 barrels per day, or 2 percent, from first quarter a year ago. Production increases from entitlement effects in several locations, project ramp-ups in Bangladesh and Argentina, and improved weather conditions were partially offset by normal field declines and the effect of asset sales.
The net liquids component of oil-equivalent production of 1.31 million barrels per day in first quarter 2015 increased 3 percent from first quarter 2014. Net natural gas production totaled 4.03 billion cubic feet per day in first quarter 2015, essentially unchanged from the 2014 period.
Downstream

	Three months ended March 31
	2015	2014
	(Millions of dollars)
U.S. Downstream Earnings	$706	$422
U.S. downstream operations earned $706 million in first quarter 2015 compared with earnings of $422 million a year earlier. The increase was due to higher margins on refined product sales of $440 million, partially offset by the absence of a $100 million gain on a 2014 sale of an interest in a pipeline affiliate and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $90 million.
Refinery crude oil input of 918,000 barrels per day in first quarter 2015 increased 46,000 barrels per day from the year-ago period. The increase was primarily due to lower 2015 downtime at refineries in Richmond and El Segundo, California.
Refined product sales of 1.21 million barrels per day were up 1 percent from first quarter 2014. Branded gasoline sales of 504,000 barrels per day were essentially flat with the 2014 period.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
International Downstream Earnings*	$717	$288
___________________
* Includes foreign currency effects	$54	$(28)
International downstream operations earned $717 million in first quarter 2015 compared with $288 million a year earlier. The increase was due to higher margins on refined product sales of $430 million, partially offset by an unfavorable change in effects on derivative instruments of $80 million. Foreign currency effects increased earnings by $54 million in the 2015 quarter, compared with a decrease of $28 million a year earlier.

Refinery crude oil input of 782,000 barrels per day in first quarter 2015 increased 8,000 barrels per day from the year-ago period. Increased crude runs due to the absence of 2014 planned downtime at the Star Petroleum Refining Company in Thailand were largely offset by the decrease due to the October 2014 conversion of an affiliate refinery into an import terminal in Kurnell, Australia.
Total refined product sales of 1.58 million barrels per day in the 2015 first quarter were up 177,000 barrels per day from the year-ago period, mainly due to higher gasoline and jet fuel sales.
All Other

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Net Charges*	$(416)	$(505)
____________
* Includes foreign currency effects	$4	$2
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
Net charges in first quarter 2015 were $416 million, compared with $505 million in the year-ago period. The change between periods was mainly due to the absence of a 2014 impairment of a mining asset and lower environmental expenses, partially offset by higher corporate charges and higher corporate tax items. Foreign currency effects decreased net charges by $4 million for the first three months of 2015, compared to $2 million in the 2014 period.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$32,315	$50,978
Sales and other operating revenues decreased $18.7 billion in the first quarter, primarily due to lower refined product and crude oil prices, partially offset by an increase in crude oil and refined product volumes.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Income from equity affiliates	$1,401	$1,922
Income from equity affiliates in the quarterly period decreased mainly due to lower earnings from Tengizchevroil in Kazakhstan and Chevron Phillips Chemical Company. Partially offsetting these effects were higher earnings from GS Caltex in South Korea and Petropiar in Venezuela.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Other income	$842	$365
Other income for the quarterly period increased primarily due to higher gains on asset sales and a favorable swing in foreign currency effects.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Purchased crude oil and products	$17,193	$30,823
Purchases in the first quarter decreased $13.6 billion, primarily due to lower crude oil and refined product prices, partially offset by an increase in crude oil volumes.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,339	$6,950
Operating, selling, general and administrative expenses decreased $611 million between periods, largely due to lower fuel expenses, environmental reserves, and construction and maintenance expenses.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Exploration expenses	$592	$415
The increase in exploration expenses for the quarterly period was mostly due to higher charges for well write-offs.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Depreciation, depletion and amortization	$4,411	$4,130

Depreciation, depletion and amortization expenses in first quarter 2015 increased mainly due to higher production levels and depreciation rates related to certain upstream properties, partially offset by the absence of a 2014 impairment of a mining asset.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Taxes other than on income	$3,118	$3,019
Taxes other than on income increased due to higher excise taxes in Thailand.

	Three months ended March 31
	2015	2014
	(Millions of dollars)
Income tax expense	$305	$3,407
Effective income tax rates for the 2015 and 2014 quarters were 10 percent and 43 percent, respectively. The decrease in the effective tax rate between periods resulted from one-time tax benefits primarily related to a reduction in statutory tax rates in the United Kingdom, the impact of changes in jurisdictional mix driven by significantly lower income in high tax rate international upstream jurisdictions, and foreign currency remeasurement effects, partially offset by the effects of equity earnings.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three months ended March 31
	2015	2014
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	489	438
Net natural gas production (MMCFPD)(3)	1,257	1,212
Net oil-equivalent production (MBOEPD)	699	640
Sales of natural gas (MMCFPD)	4,139	4,936
Sales of natural gas liquids (MBPD)	22	15
Revenue from net production
Liquids ($/Bbl)	$43.11	$91.49
Natural gas ($/MCF)	$2.27	$4.77
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,312	1,275
Net natural gas production (MMCFPD)(3)	4,026	4,041
Net oil-equivalent production (MBOEPD)(4)	1,982	1,948
Sales of natural gas (MMCFPD)	4,445	4,566
Sales of natural gas liquids (MBPD)	27	35
Revenue from liftings
Liquids ($/Bbl)	$46.49	$98.60
Natural gas ($/MCF)	$5.01	$6.02
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,681	2,588
U.S. Downstream
Gasoline sales (MBPD)(5)	602	593
Other refined product sales (MBPD)	604	605
Total refined product sales (MBPD)	1,206	1,198
Sales of natural gas liquids (MBPD)	106	114
Refinery input (MBPD)	918	872
International Downstream
Gasoline sales (MBPD)(5)	360	296
Other refined product sales (MBPD)	735	648
Share of affiliate sales (MBPD)	485	459
Total refined product sales (MBPD)	1,580	1,403
Sales of natural gas liquids (MBPD)	80	54
Refinery input (MBPD)	782	774
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	69	74
International (6)	451	479
(4) Includes: Canada — synthetic oil	51	38
Venezuela affiliate — synthetic oil	30	32
(5) Includes branded and unbranded gasoline.
(6) 2014 conforms to 2015 presentation.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $13.1 billion at March 31, 2015, down $0.1 billion from year-end 2014. Cash provided by operating activities in the first three months of 2015 was $2.3 billion, compared with $8.4 billion in the year-ago period. Cash capital and exploratory expenditures decreased $966 million between periods, reflecting the pacing of certain of the company's larger capital projects.
Dividends The company paid dividends of $2.0 billion to common shareholders during the first three months of 2015. In April 2015, the company declared a quarterly dividend of $1.07 per common share, payable in June 2015.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $33.9 billion at March 31, 2015, up from $27.8 billion at December 31, 2014.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $20.0 billion and the outstanding balance at March 31, 2015, was $8.6 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $11.9 billion at March 31, 2015, and $11.8 billion at December 31, 2014. Of these amounts, $8.0 billion was reclassified to long-term at both March 31, 2015, and December 31, 2014. At March 31, 2015, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2015, the company had $8.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2015. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. From the inception of the program through 2014, the company purchased 180.9 million shares for $20.0 billion. The company does not plan to acquire any shares under the program in 2015.
Noncontrolling Interests The company had noncontrolling interests of $1.2 billion and $1.2 billion at March 31, 2015, and December 31, 2014, respectively. There were no distributions to noncontrolling interests during the first three months of 2015 or for the same period in 2014.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.4 at March 31, 2015, and 1.3 at

December 31, 2014, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2015, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 17.9 percent at March 31, 2015, and 15.2 percent at year-end 2014.
Pension Obligations Information related to pension plan contributions is included on pages 13 and 14 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $8.6 billion in the first three months of 2015, compared with $9.4 billion in the corresponding 2014 period. The amounts included the company’s share of affiliates’ expenditures of $730 million and $612 million in the 2015 and 2014 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2015 were $8.2 billion, representing 95 percent of the company wide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three months ended March 31
	2015	2014
	(Millions of dollars)
United States
Upstream	$2,318	$1,958
Downstream	285	357
All Other	63	99
Total United States	2,666	2,414
International
Upstream	5,842	6,828
Downstream	75	185
All Other	—	4
Total International	5,917	7,017
Worldwide	$8,583	$9,431

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 14 in Note 11 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 11 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on page 9 in Note 6 and page 19 in Note 12 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 19 in Note 12 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on page 19 in Note 12 to the Consolidated Financial Statements under the heading “Indemnifications.”

Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 19 in Note 12 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 19 in Note 12 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 19 in Note 12 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2015, does not differ materially from that discussed under Item 7A of Chevron’s 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2015.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2015, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Government Proceedings In March 2015, Chevron’s Richmond Refinery received a proposal from the Bay Area Air Quality Management District seeking to collectively resolve certain notices of violation issued to the refinery between October 2012 and April 2014. Collective resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
Other Proceedings Information related to other legal proceedings, including Ecuador, is included beginning on page 14 in Note 11 to the Consolidated Financial Statements.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended March 31, 2015, does not differ materially from that set forth in Part I, Item 1A, of Chevron’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 – Jan. 31, 2015	8,437	$112.56	—
Feb. 1 – Feb. 28, 2015	—	—	—
Mar. 1 – Mar. 31, 2015	—	—	—
Total	8,437	$112.56	—
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of December 31, 2014, 180,866,291 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. The company does not plan to acquire any shares under the program in 2015.

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

(12)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(95)	Mine Safety Disclosure
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
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

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 7, 2015

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

(12)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(95)*	Mine Safety Disclosure
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
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