Form 10-Q
period 2015-06-30
CHEVRON CORP
filed 2015-08-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2015
Common stock, $.75 par value	1,881,734,623

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2015, and 2014	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2015, and 2014	4
	Consolidated Balance Sheet at June 30, 2015, and December 31, 2014	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2015, and 2014	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Mine Safety Disclosures	39
Item 6.	Exhibits	39
Signature		40
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	42
Rule 13a-14(a)/15d-14(a) Certifications		43-44
Rule 13a-14(b)/15d-14(b) Certifications		45-46

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “may,” “could,” “should,” “budgets,” “outlook,” “on schedule,” “on track” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather, other natural or human factors, or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes required by existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 22 through 24 of the company’s 2014 Annual Report on Form 10-K. In addition, such results could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$36,829	$55,583	$69,144	$106,561
Income from equity affiliates	1,169	1,709	2,570	3,631
Other income	2,359	646	3,201	1,011
Total Revenues and Other Income	40,357	57,938	74,915	111,203
Costs and Other Deductions
Purchased crude oil and products	20,541	33,844	37,734	64,667
Operating expenses	6,077	6,287	11,472	12,310
Selling, general and administrative expenses	1,170	1,077	2,114	2,004
Exploration expenses	1,075	694	1,667	1,109
Depreciation, depletion and amortization	6,958	3,842	11,369	7,972
Taxes other than on income*	3,173	3,167	6,291	6,186
Total Costs and Other Deductions	38,994	48,911	70,647	94,248
Income Before Income Tax Expense	1,363	9,027	4,268	16,955
Income Tax Expense	755	3,337	1,060	6,744
Net Income	608	5,690	3,208	10,211
Less: Net income attributable to noncontrolling interests	37	25	70	34
Net Income Attributable to Chevron Corporation	$571	$5,665	$3,138	$10,177
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$0.30	$3.00	$1.68	$5.38
— Diluted	$0.30	$2.98	$1.67	$5.34
Dividends	$1.07	$1.07	$2.14	$2.07
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,867,561	1,887,543	1,867,110	1,891,266
— Diluted	1,876,705	1,902,321	1,876,603	1,905,853
_____________________________________________________________

* Includes excise, value-added and similar taxes:	$1,965	$2,120	$3,842	$4,066

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Net Income	$608	$5,690	$3,208	$10,211
Currency translation adjustment	6	8	(19)	(30)
Unrealized holding (loss) gain on securities:
Net (loss) gain arising during period	(8)	4	(6)	8
Derivatives:
Net derivatives loss on hedge transactions	—	(63)	—	(66)
Reclassification to net income of net realized gain	—	(16)	—	(17)
Income tax benefit on derivatives transactions	—	28	—	29
Total	—	(51)	—	(54)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	174	114	344	225
Actuarial gain arising during period	8	—	—	—
Prior service cost:
Amortization to net income of net prior service costs	8	7	14	13
Defined benefit plans sponsored by equity affiliates	14	6	27	12
Income tax expense on defined benefit plans	(73)	(51)	(152)	(92)
Total	131	76	233	158
Other Comprehensive Gain, Net of Tax	129	37	208	82
Comprehensive Income	737	5,727	3,416	10,293
Comprehensive income attributable to noncontrolling interests	(37)	(25)	(70)	(34)
Comprehensive Income Attributable to Chevron Corporation	$700	$5,702	$3,346	$10,259

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30 2015	At December 31 2014
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$12,156	$12,785
Time deposits	—	8
Marketable securities	365	422
Accounts and notes receivable, net	16,153	16,736
Inventories
Crude oil and petroleum products	4,317	3,854
Chemicals	454	467
Materials, supplies and other	2,345	2,184
Total inventories	7,116	6,505
Prepaid expenses and other current assets	4,948	5,776
Total Current Assets	40,738	42,232
Long-term receivables, net	2,880	2,817
Investments and advances	26,206	26,912
Properties, plant and equipment, at cost	336,619	327,289
Less: Accumulated depreciation, depletion and amortization	151,352	144,116
Properties, plant and equipment, net	185,267	183,173
Deferred charges and other assets	6,389	6,299
Goodwill	4,588	4,593
Assets held for sale	387	—
Total Assets	$266,455	$266,026
LIABILITIES AND EQUITY
Short-term debt	$2,621	$3,790
Accounts payable	17,380	19,000
Accrued liabilities	5,024	5,328
Federal and other taxes on income	2,047	2,575
Other taxes payable	1,196	1,233
Total Current Liabilities	28,268	31,926
Long-term debt	29,210	23,960
Capital lease obligations	79	68
Deferred credits and other noncurrent obligations	23,110	23,549
Noncurrent deferred income taxes	21,597	21,920
Noncurrent employee benefit plans	8,300	8,412
Total Liabilities	110,564	109,835
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at June 30, 2015, and December 31, 2014)	1,832	1,832
Capital in excess of par value	16,174	16,041
Retained earnings	184,129	184,987
Accumulated other comprehensive loss	(4,651)	(4,859)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (560,941,957 and 563,027,772 shares at June 30, 2015, and December 31, 2014, respectively)	(42,575)	(42,733)
Total Chevron Corporation Stockholders’ Equity	154,669	155,028
Noncontrolling interests	1,222	1,163
Total Equity	155,891	156,191
Total Liabilities and Equity	$266,455	$266,026

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Operating Activities
Net Income	$3,208	$10,211
Adjustments
Depreciation, depletion and amortization	11,369	7,972
Dry hole expense	1,160	495
Distributions less than income from equity affiliates	(183)	(839)
Net before-tax gains on asset retirements and sales	(3,045)	(838)
Net foreign currency effects	101	101
Deferred income tax provision	(727)	505
Net increase in operating working capital	(2,025)	(741)
Increase in long-term receivables	(89)	(196)
Net decrease (increase) in other deferred charges	42	(79)
Cash contributions to employee pension plans	(386)	(159)
Other	114	(134)
Net Cash Provided by Operating Activities	9,539	16,298
Investing Activities
Capital expenditures	(15,245)	(17,475)
Proceeds and deposits related to asset sales	4,877	1,623
Net sales of time deposits	8	—
Net sales of marketable securities	64	—
Net (borrowing) repayment of loans by equity affiliates	(96)	100
Net sales (purchases) of other short-term investments	71	(26)
Net Cash Used for Investing Activities	(10,321)	(15,778)
Financing Activities
Net (payments) borrowings of short-term obligations	(1,920)	3,123
Proceeds from issuance of long-term debt	5,989	—
Repayments of long-term debt and other financing obligations	(15)	(20)
Cash dividends — common stock	(3,994)	(3,914)
Distributions to noncontrolling interests	(26)	(2)
Net sales (purchases) of treasury shares	138	(2,019)
Net Cash Provided by (Used for) Financing Activities	172	(2,832)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19)	26
Net Change in Cash and Cash Equivalents	(629)	(2,286)
Cash and Cash Equivalents at January 1	12,785	16,245
Cash and Cash Equivalents at June 30	$12,156	$13,959

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2015, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2014 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ending June 30, 2015, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Six Months Ended June 30, 2015
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(96)	$(8)	$(2)	$(4,753)	$(4,859)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(19)	(6)	—	9	(16)
Reclassifications (2)	—	—	—	224	224
Net Other Comprehensive Income (Loss)	(19)	(6)	—	233	208
Balance at June 30	$(115)	$(14)	$(2)	$(4,520)	$(4,651)
______________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $358 million that are included in employee benefit costs for the six months ending June 30, 2015. Related income taxes for the same period, totaling $134 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first six months of 2015 and 2014 is as follows:

	2015			2014
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$155,028	$1,163	$156,191	$149,113	$1,314	$150,427
Net income	3,138	70	3,208	10,177	34	10,211
Dividends	(3,996)	—	(3,996)	(3,916)	—	(3,916)
Distributions to noncontrolling interests	—	(26)	(26)	—	(2)	(2)
Treasury shares, net	158	—	158	(2,053)	—	(2,053)
Other changes, net*	341	15	356	260	(180)	80
Balance at June 30	$154,669	$1,222	$155,891	$153,581	$1,166	$154,747
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Decrease in accounts and notes receivable	$296	$145
Increase in inventories	(611)	(835)
Decrease (increase) in prepaid expenses and other current assets	775	(184)
(Decrease) increase in accounts payable and accrued liabilities	(1,894)	347
Decrease in income and other taxes payable	(591)	(214)
Net increase in operating working capital	$(2,025)	$(741)
The “Net increase in operating working capital” includes reductions of $13 million and $54 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2015, and 2014, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for income taxes:

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Income taxes	$3,404	$6,026
"Depreciation, depletion and amortization," "Dry hole expense," "Deferred income tax provision," "Net decrease (increase) in other deferred charges" and "Other" collectively include $2.6 billion in non-cash reductions to properties, plant and equipment relating to impairments and project suspensions and associated adverse tax effects, all of which stem from a downward revision in the company's longer-term crude oil price outlook.
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 13 under the heading "Restricted Cash."
The “Net sales of time deposits” consisted of the following gross amounts:

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Time deposits purchased	$—	$(308)
Time deposits matured	8	308
Net sales of time deposits	$8	$—

The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Marketable securities purchased	$—	$(4)
Marketable securities sold	64	4
Net sales of marketable securities	$64	$—
The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1.0 million for the first six months in 2015 and $2.5 billion for the first six months in 2014. No purchases were made under the company's share repurchase program in the first six months of 2015. During the first six months of 2014, the company purchased 20.8 million common shares under the program for $2.5 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Additions to properties, plant and equipment	$14,599	$17,019
Additions to investments	275	221
Current year dry hole expenditures	371	251
Payments for other liabilities and assets, net	—	(16)
Capital expenditures	15,245	17,475
Expensed exploration expenditures	507	614
Assets acquired through capital lease obligations	29	10
Capital and exploratory expenditures, excluding equity affiliates	15,781	18,099
Company’s share of expenditures by equity affiliates	1,526	1,517
Capital and exploratory expenditures, including equity affiliates	$17,307	$19,616
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2015, and 2014, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Segment Earnings	2015	2014	2015	2014
	(Millions of dollars)
Upstream
United States	$(1,038)	$1,054	$(1,498)	$1,966
International	(1,181)	4,210	839	7,605
Total Upstream	(2,219)	5,264	(659)	9,571
Downstream
United States	731	517	1,437	939
International	2,225	204	2,942	492
Total Downstream	2,956	721	4,379	1,431
Total Segment Earnings	737	5,985	3,720	11,002
All Other
Interest Income	16	21	32	38
Other	(182)	(341)	(614)	(863)
Net Income Attributable to Chevron Corporation	$571	$5,665	$3,138	$10,177

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2015, and December 31, 2014, are as follows:

Segment Assets	At June 30 2015	At December 31 2014
	(Millions of dollars)
Upstream
United States	$48,614	$49,205
International	156,841	152,736
Goodwill	4,588	4,593
Total Upstream	210,043	206,534
Downstream
United States	22,336	23,068
International	17,166	17,723
Total Downstream	39,502	40,791
Total Segment Assets	249,545	247,325
All Other
United States	5,680	6,741
International	11,230	11,960
Total All Other	16,910	18,701
Total Assets — United States	76,630	79,014
Total Assets — International	185,237	182,419
Goodwill	4,588	4,593
Total Assets	$266,455	$266,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2015, and 2014, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
Sales and Other Operating Revenues	2015	2014	2015	2014
	(Millions of dollars)
Upstream
United States	$3,533	$5,965	$6,882	$12,710
International	7,408	13,454	14,623	25,335
Subtotal	10,941	19,419	21,505	38,045
Intersegment Elimination — United States	(2,553)	(4,260)	(4,664)	(8,192)
Intersegment Elimination — International	(3,281)	(6,597)	(6,273)	(12,359)
Total Upstream	5,107	8,562	10,568	17,494
Downstream
United States	15,107	21,202	27,541	41,420
International	16,978	28,599	31,842	52,403
Subtotal	32,085	49,801	59,383	93,823
Intersegment Elimination — United States	(8)	(7)	(14)	(12)
Intersegment Elimination — International	(388)	(2,849)	(862)	(4,894)
Total Downstream	31,689	46,945	58,507	88,917
All Other
United States	438	486	763	875
International	10	8	17	13
Subtotal	448	494	780	888
Intersegment Elimination — United States	(407)	(411)	(697)	(726)
Intersegment Elimination — International	(8)	(7)	(14)	(12)
Total All Other	33	76	69	150
Sales and Other Operating Revenues
United States	19,078	27,653	35,186	55,005
International	24,396	42,061	46,482	77,751
Subtotal	43,474	69,714	81,668	132,756
Intersegment Elimination — United States	(2,968)	(4,678)	(5,375)	(8,930)
Intersegment Elimination — International	(3,677)	(9,453)	(7,149)	(17,265)
Total Sales and Other Operating Revenues	$36,829	$55,583	$69,144	$106,561

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$52,777	$84,841
Costs and other deductions	54,019	82,242
Net (loss) income attributable to CUSA	(290)	2,438

	At June 30 2015	At December 31 2014
	(Millions of dollars)
Current assets	$13,602	$13,724
Other assets	60,925	62,195
Current liabilities	15,290	16,191
Other liabilities	30,020	30,175
Total CUSA net equity	$29,217	$29,553
Memo: Total debt	$14,469	$14,473

Note 7. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$7,304	$12,537
Costs and other deductions	4,122	5,467
Net income attributable to TCO	2,232	4,948

Note 8. Income Taxes
Taxes on income for the second quarter and first six months of 2015 were $0.8 billion and $1.1 billion, respectively, compared with $3.3 billion and $6.7 billion for the corresponding periods in 2014. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the second quarters of 2015 and 2014 were 55 percent and 37 percent, respectively. For the comparative six-month periods, the effective tax rates were 25 percent and 40 percent, respectively.
The increase in the effective tax rate between the quarterly periods primarily resulted from the effects of jurisdictional mix, the sale of the company’s interest in Caltex Australia Limited, valuation allowances recognized on deferred tax assets and foreign currency remeasurement, partially offset by the effects of equity earnings. The decrease in the effective tax rate for the six-month comparative period was primarily due to the effects of equity income, a reduction in statutory tax rates in the United Kingdom, foreign currency remeasurement and jurisdictional mix, partially offset by the effects of valuation allowances recognized on deferred tax assets.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2015. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2008, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2012 and Kazakhstan — 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits within the next 12 months. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, the company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

Note 9. Assets Held For Sale
At June 30, 2015, the company classified $387 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2014 were not material.

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
The components of net periodic benefit costs for 2015 and 2014 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Pension Benefits
United States
Service cost	$134	$112	$269	$225
Interest cost	125	123	251	247
Expected return on plan assets	(196)	(197)	(392)	(394)
Amortization of prior service credits	(2)	(2)	(4)	(4)
Amortization of actuarial losses	89	53	178	105
Settlement losses	54	33	108	66
Total United States	204	122	410	245
International
Service cost	49	50	94	97
Interest cost	72	89	141	173
Expected return on plan assets	(65)	(76)	(130)	(152)
Amortization of prior service costs	6	5	11	10
Amortization of actuarial losses	23	27	41	51
Total International	85	95	157	179
Net Periodic Pension Benefit Costs	$289	$217	$567	$424
Other Benefits*
Service cost	$18	$12	$36	$25
Interest cost	37	38	75	75
Amortization of prior service costs	4	4	7	7
Amortization of actuarial losses	8	1	17	3
Net Periodic Other Benefit Costs	$67	$55	$135	$110
__________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of 2014, the company estimated it would contribute $600 million to employee pension plans during 2015 (composed of $350 million for the U.S. plans and $250 million for the international plans). Through June 30, 2015, a total of $386 million was contributed (including $311 million to the U.S. plans). Total contributions for the full year are currently estimated to be $850 million ($600 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2015, the company contributed $101 million to its OPEB plans. The company anticipates contributing approximately $97 million during the remainder of 2015.

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
Ecuador
Background. Chevron is a defendant in a civil lawsuit initiated in the Superior Court of Nueva Loja in Lago Agrio, Ecuador, in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.
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
Lago Agrio Judgment. In 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $18.9 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional $8.4 billion could be assessed against Chevron for unjust enrichment. In 2009, following the disclosure by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the case was recused. In 2010, Chevron moved to strike the mining engineer’s report and to dismiss the case based on evidence obtained through discovery in the United States indicating that the report was prepared by consultants for the plaintiffs before being presented as the mining engineer’s independent and impartial work and showing further evidence of misconduct. In August 2010, the judge issued an order stating that he was not bound by the mining engineer’s report and requiring the parties to provide their positions on damages within 45 days. Chevron subsequently petitioned for recusal of the judge, claiming that he had disregarded evidence of fraud and misconduct and that he had failed to rule on a number of motions within the statutory time requirement.
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
On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within 15 days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, and on November 22, 2012, the National Court agreed to hear Chevron's cassation appeal. On August 3, 2012, the provincial court in Lago Agrio approved a court-appointed liquidator’s report on damages that calculated the total judgment in the case to be $19.1 billion. On November 13, 2013, the National Court ratified the judgment but nullified the $8.6 billion punitive damage assessment, resulting in a judgment of $9.5 billion. On December 23, 2013, Chevron appealed the decision to the Ecuador Constitutional Court, Ecuador's highest court. The reporting justice of the Constitutional Court heard oral arguments on the appeal on July 16, 2015.
On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 million award issued in an unrelated action

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has moved to set aside the tribunal's award. On September 26, 2014, the Supreme Court of the Netherlands issued an opinion denying Ecuador’s set aside request. A Federal District Court for the District of Columbia confirmed the tribunal's award, and the Government of Ecuador appealed the District Court's decision. On August 4, 2015, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court's decision.
Lago Agrio Plaintiffs' Enforcement Actions. Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision. On December 17, 2013, the Court of Appeals for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron appealed the decision concerning jurisdiction to the Supreme Court of Canada and, on January 16, 2014, the Court of Appeals for Ontario granted Chevron’s motion to stay the recognition and enforcement proceeding pending a decision on the admissibility of the Supreme Court appeal. On April 3, 2014, the Supreme Court of Canada granted Chevron’s and Chevron Canada Limited’s petitions to appeal the Ontario Court of Appeal’s decision. The Supreme Court of Canada heard oral arguments on the appeal on December 11, 2014.
On June 27, 2012, the Lago Agrio plaintiffs filed a complaint against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. Chevron has answered the complaint. In accordance with Brazilian procedure, the matter was referred to the public prosecutor for a nonbinding opinion of the issues raised in the complaint. On May 13, 2015, the public prosecutor issued its nonbinding opinion and recommended that the Superior Court of Justice reject the plaintiffs’ recognition and enforcement request, finding, among other things, that the Lago Agrio judgment was procured through fraud and corruption and cannot be recognized in Brazil because it violates Brazilian and international public order.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company's Bilateral Investment Treaty Arbitration Claims. Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On February 9, 2011, the Tribunal issued an Order for Interim Measures requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and without Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On January 25, 2012, the Tribunal converted the Order for Interim Measures into an Interim Award. Chevron filed a renewed application for further interim measures on January 4, 2012, and the Republic of Ecuador opposed Chevron’s application and requested that the existing Order for Interim Measures be vacated on January 9, 2012. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron's arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Republic of Ecuador filed in the District Court of the Hague a request to set aside the Tribunal’s Interim Awards and the First Partial Award (described below). Chevron filed its answer to the set aside request on December 31, 2014.
The Tribunal has divided the merits phase of the proceeding into three phases. On September 17, 2013, the Tribunal issued its First Partial Award from Phase One, finding that the settlement agreements between the Republic of Ecuador and Texpet applied to Texpet and Chevron, released Texpet and Chevron from claims based on "collective" or "diffuse" rights arising from Texpet's operations in the former concession area and precluded third parties from asserting collective/diffuse rights environmental claims relating to Texpet's operations in the former concession area but did not preclude individual claims for personal harm. The Tribunal held a hearing on April 29-30, 2014, to address remaining issues relating to Phase One, and on March 12, 2015, it issued a nonbinding decision that the Lago Agrio plaintiffs’ complaint, on its face, includes claims not barred by the settlement agreement between the Republic of Ecuador and Texpet. In the same decision, the Tribunal deferred to Phase Two remaining issues from Phase One, including whether the Republic of Ecuador breached the 1995 settlement agreement and the remedies that are available to Chevron and Texpet as a result of that breach. Phase Two issues were addressed at a hearing held in April and May 2015. The Tribunal has not set a date for Phase Three, the damages phase of the arbitration.
Company's RICO Action. Through a series of U.S. court proceedings initiated by Chevron to obtain discovery relating to the Lago Agrio litigation and the BIT arbitration, Chevron obtained evidence that it believes shows a pattern of fraud, collusion, corruption, and other misconduct on the part of several lawyers, consultants and others acting for the Lago Agrio plaintiffs. In February 2011, Chevron filed a civil lawsuit in the Federal District Court for the Southern District of New York against the Lago Agrio plaintiffs and several of their lawyers, consultants and supporters, alleging violations of the Racketeer Influenced and Corrupt Organizations Act and other state laws. Through the civil lawsuit, Chevron is seeking relief that includes a declaration that any judgment against Chevron in the Lago Agrio litigation is the result of fraud and other unlawful conduct and is therefore unenforceable. On March 7, 2011, the Federal District Court issued a preliminary injunction prohibiting the Lago Agrio plaintiffs and persons acting in concert with them from taking any action in furtherance of recognition or enforcement of any judgment against Chevron in the Lago Agrio case pending resolution of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chevron’s civil lawsuit by the Federal District Court. On May 31, 2011, the Federal District Court severed claims one through eight of Chevron’s complaint from the ninth claim for declaratory relief and imposed a discovery stay on claims one through eight pending a trial on the ninth claim for declaratory relief. On September 19, 2011, the U.S. Court of Appeals for the Second Circuit vacated the preliminary injunction, stayed the trial on Chevron’s ninth claim, a claim for declaratory relief, that had been set for November 14, 2011, and denied the defendants’ mandamus petition to recuse the judge hearing the lawsuit. The Second Circuit issued its opinion on January 26, 2012 ordering the dismissal of Chevron’s ninth claim for declaratory relief. On February 16, 2012, the Federal District Court lifted the stay on claims one through eight, and on October 18, 2012, the Federal District Court set a trial date of October 15, 2013. On March 22, 2013, Chevron settled its claims against Stratus Consulting, and on April 12, 2013 sworn declarations by representatives of Stratus Consulting were filed with the Court admitting their role and that of the plaintiffs' attorneys in drafting the environmental report of the mining engineer appointed by the provincial court in Lago Agrio. On September 26, 2013, the Second Circuit denied the defendants' Petition for Writ of Mandamus to recuse the judge hearing the case and to collaterally estop Chevron from seeking a declaration that the Lago Agrio judgment was obtained through fraud and other unlawful conduct. The trial commenced on October 15, 2013 and concluded on November 22, 2013. On March 4, 2014, the Federal District Court entered a judgment in favor of Chevron, prohibiting the defendants from seeking to enforce the Lago Agrio judgment in the United States and further prohibiting them from profiting from their illegal acts. The defendants filed their notices of appeal on March 18, 2014. A panel of the U.S. Court of Appeals for the Second Circuit heard oral arguments on the appeal on April 20, 2015.
Management's Assessment. The ultimate outcome of the foregoing matters, including any financial effect on Chevron, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made in this case. Due to the defects associated with the Ecuadorian judgment, the 2008 engineer’s report on alleged damages and the September 2010 plaintiffs’ submission on alleged damages, management does not believe these documents have any utility in calculating a reasonably possible loss (or a range of loss). Moreover, the highly uncertain legal environment surrounding the case provides no basis for management to estimate a reasonably possible loss (or a range of loss).

Note 12. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 8 on pages 12 and 13 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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
Other Contingencies On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. On March 14, 2012, the company identified a small, second seep in a different part of the field. No evidence of any coastal or wildlife impacts related to either of these seeps has emerged. As reported in the company’s previously filed periodic reports, it has resolved civil claims relating to these incidents brought by a Brazilian federal district prosecutor. As also reported previously, the federal district prosecutor also filed criminal charges against Chevron and eleven Chevron employees. On February 19, 2013, the trial court dismissed the criminal matter, and on appeal, on October 9, 2013, the appellate court reinstated two of the ten allegations, specifically those charges alleging environmental damage and failure to provide timely notification to authorities. On February 27, 2014, Chevron filed a motion for reconsideration. While reconsideration of the motion to dismiss is pending, there will be further proceedings on the reinstated allegations. The company’s ultimate exposure related to the incident is not currently determinable.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2015, and December 31, 2014, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2015				At December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$365	$365	$—	$—	$422	$422	$—	$—
Derivatives	45	22	23	—	413	394	19	—
Total Assets at Fair Value	$410	$387	$23	$—	$835	$816	$19	$—
Derivatives	80	60	20	—	84	83	1	—
Total Liabilities at Fair Value	$80	$60	$20	$—	$84	$83	$1	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2015.
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
Assets carried at fair value at June 30, 2015, and December 31, 2014, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $12.2 billion and $12.8 billion at June 30, 2015, and December 31, 2014, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of zero and $8 million at June 30, 2015 and December 31, 2014, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash had a carrying/fair value of $1.0 billion and $1.5 billion at June 30, 2015, and December 31, 2014, respectively. At June 30, 2015, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments, and funds held in escrow pending tax deferred exchanges, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $21.2 billion and $16.0 billion at June 30, 2015, and December 31, 2014, respectively. The fair value of long-term debt at June 30, 2015, and December 31, 2014 was $21.6 billion and $16.5 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $20.9 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2015, and December 31, 2014, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2015, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2015
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
					Three Months Ended	Six Months Ended
Properties, plant and equipment, net (held and used)	$2,069	$—	$44	$2,025	$2,307	$2,566
Properties, plant and equipment, net (held for sale)	289	—	289	—	273	273
Investments and advances	75	—	75	—	20	21
Total Assets at Fair Value	$2,433	$—	$408	$2,025	$2,600	$2,860
Properties, plant and equipment Due to a downward revision in the company’s longer-term crude oil price outlook, the company reported impairments for certain oil and gas properties during second quarter 2015 primarily in Brazil and the United States.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at June 30, 2015, and December 31, 2014, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At June 30 2015	At December 31 2014
Commodity	Accounts and notes receivable, net	$45	$401
Commodity	Long-term receivables, net	—	12
Total Assets at Fair Value		$45	$413
Commodity	Accounts payable	$71	$57
Commodity	Deferred credits and other noncurrent obligations	9	27
Total Liabilities at Fair Value		$80	$84

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months ended June 30
Type of Contract	Statement of Income Classification	2015	2014	2015	2014
Commodity	Sales and other operating revenues	$(31)	$(71)	$(152)	$26
Commodity	Purchased crude oil and products	(13)	(8)	1	(16)
Commodity	Other income	(4)	—	(11)	(23)
		$(48)	$(79)	$(162)	$(13)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2015, and December 31, 2014.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2015
Derivative Assets	$1,119	$1,074	$45	$—	$45
Derivative Liabilities	$1,154	$1,074	$80	$—	$80

At December 31, 2014
Derivative Assets	$4,004	$3,591	$413	$7	$406
Derivative Liabilities	$3,675	$3,591	$84	$—	$84

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

Note 15. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at June 30, 2015, was $3.7 billion, a net decrease of $527 million from year-end 2014. The decrease was primarily due to well write-offs and asset sales, partially offset by drilling activities. During the six months ended June 30, 2015, $466 million of exploratory well costs previously capitalized for greater than one year at December 31, 2014, were charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. New Accounting Standards
Revenue Recognition (Topic 606), Revenue from Contracts with Customers (ASU 2014-09) In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which becomes effective for the company January 1, 2018. Early adoption is permitted at the original effective date of January 1, 2017. The standard provides that an entity should recognize revenue to align with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. The ASU, which replaces most existing revenue recognition guidance in U.S. GAAP, provides a five-step model for recognition of revenue, guidance on the accounting for certain costs of obtaining or fulfilling contracts with customers and specific disclosure requirements. Transition guidance permits either retrospective application or presentation of the cumulative effect at the adoption date. The company is reviewing the requirements of the ASU to determine the transition method it will apply and to update its assessments developed throughout the FASB’s deliberation period. The company is evaluating the effect of the standard on the company’s consolidated financial statements.

Note 17. Restructuring and Reorganization Costs
In second quarter 2015, the company recorded charges for employee reduction programs related to the restructuring and reorganization of its corporate staffs and certain upstream operations. The terminations are expected to be substantially completed by the end of 2016.

A before-tax charge of $264 million ($160 million after-tax) was recorded in second quarter 2015, with $140 million reported as “Operating Expenses” and $124 million reported as “Selling, general and administrative expenses” on the Consolidated Statement of Income. The accrued liability, covering severance benefits, is classified as current on the Consolidated Balance Sheet. Approximately $25 million ($16 million after-tax) is associated with terminations in U.S. Upstream, $115 million ($64 million after-tax) in International Upstream, and $124 million ($80 million after-tax) in All Other.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2015	$—
Accruals/Adjustments	264
Payments	—
Balance at June 30, 2015	$264

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2015 Compared with Second Quarter 2014
And Six Months 2015 Compared with Six Months 2014

Key Financial Results
Earnings by Business Segment

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Upstream
United States	$(1,038)	$1,054	$(1,498)	$1,966
International	(1,181)	4,210	839	7,605
Total Upstream	(2,219)	5,264	(659)	9,571
Downstream
United States	731	517	1,437	939
International	2,225	204	2,942	492
Total Downstream	2,956	721	4,379	1,431
Total Segment Earnings	737	5,985	3,720	11,002
All Other	(166)	(320)	(582)	(825)
Net Income Attributable to Chevron Corporation (1) (2)	$571	$5,665	$3,138	$10,177
____________________
(1) Includes foreign currency effects	$(251)	$(232)	$329	$(311)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2015 was $571 million ($0.30 per share — diluted), versus $5.7 billion ($2.98 per share — diluted) in the corresponding 2014 period. Net income attributable to Chevron Corporation for the first six months of 2015 was $3.1 billion ($1.67 per share — diluted), versus $10.2 billion ($5.34 per share — diluted) in the first six months of 2014.
Upstream incurred a loss in second quarter 2015 of $2.2 billion compared with earnings of $5.3 billion a year earlier. The decrease between comparative periods was due to lower crude oil realizations, higher depreciation expenses, primarily reflecting impairments, and higher income tax items. The loss for the first six months of 2015 was $659 million compared with earnings of $9.6 billion a year earlier. The decrease was due to lower crude oil and natural gas realization, higher depreciation expenses, primarily reflecting impairments, and higher tax items and exploration expenses. Favorable foreign currency effects and higher crude oil production somewhat offset the decrease.
Downstream earnings in second quarter 2015 were $3.0 billion compared with $721 million in the corresponding 2014 period. Earnings for the first six months of 2015 were $4.4 billion compared with $1.4 billion in the corresponding 2014 period. The $1.6 billion gain from the sale of the company’s interest in Caltex Australia Limited and higher margins on refined product sales drove the increase in both comparative periods.
Refer to pages 28 through 31 for additional discussion of results by business segment and “All Other” activities for second quarter of 2015 versus the same period in 2014.

Business Environment and Outlook
Chevron is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Canada, China, Colombia, Democratic Republic of the Congo, Denmark, Indonesia, Kazakhstan, Myanmar, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Republic of the Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, and Venezuela.

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
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 and to "Risk Factors" on pages 22 through 24 of the company’s 2014 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. In recent years, Chevron and the oil and gas industry generally experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. As a result of the decline in prices of crude oil and other commodities since mid-2014, these cost pressures have softened. Capital and exploratory expenditures and operating expenses can also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $99 per barrel for the full-year 2014. During 2015, Brent averaged $62 per barrel in the second quarter, $58 per barrel for the six-month period, and ended July at about $53. The majority of the company’s equity crude production is priced based on the Brent benchmark. Prices continued to firm through much of the second quarter amid ongoing reduction of oil and gas capital budgets and declining drilling rig counts globally. However, upside movement was capped by continued robust non-OPEC supply growth, ongoing increases in OPEC production, and growing concerns over continued high crude inventories globally, and in the U.S. in particular. Prices began to soften in June reflecting high refinery maintenance in Europe and Asia, continued growth in Iraqi production, and easing of geopolitical tensions in key regions.
The WTI price averaged $93 per barrel for the full-year 2014. During 2015, WTI averaged $58 per barrel in the second quarter, $53 per barrel for the six-month period and ended July at about $47. WTI continued to trade at a discount to Brent throughout the second quarter due to high inventories and excess crude supply in the U.S. market. However, with U.S. refinery maintenance near seasonal lows and maintenance in Europe and Asia near seasonal highs, the discount did contract relative to the first quarter.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In the second quarter 2015, the differential contracted in North America as light sweet crude oil production in the U.S. midcontinent region remained robust, while high refinery crude runs boosted demand for heavy sour crudes. Outside of North America, high refinery maintenance in Europe and Asia led to oversupply of light sweet crude in the Atlantic Basin, pressuring markets relative to heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 34 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the U.S., prices at Henry Hub averaged $2.82 per thousand cubic feet (MCF) for the first six months of 2015, compared with $4.86 during the first six months of 2014. At the end of July 2015, the Henry Hub spot price was $2.77 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.

Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. International natural gas realizations averaged $4.75 per MCF during the first six months of 2015, compared with $6.00 per MCF in the same period last year. (See page 34 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first six months of 2015 averaged 2.638 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first six months of 2015 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the second quarter or six-month periods of 2015 or 2014. At their June 2015 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.
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
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in at the end of May as a result of continued difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. The potential for a complete loss of production in the Partitioned Zone was not anticipated in the company’s 2015 full-year production guidance. The potential for a continued loss of production is uncertain, and the company cannot estimate its duration. The financial effects from the loss of production in 2015 are not expected to be significant.
Refer to the “Results of Operations” section on pages 28 and 29 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section on page 30 for additional discussion of the company’s downstream operations.

All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Operating Developments
Noteworthy operating developments in recent months included the following:

•	Australia — Completed the sale of the company’s 50 percent interest in Caltex Australia Limited.

•
Australia — Progressed commissioning activities at the Gorgon Project. Commissioning of the Jansz-Io Field subsea infrastructure is ongoing. All Train 2 modules are installed on foundations, with Train 3 modules being delivered to site.

•
Australia — Continued construction of the Wheatstone Project, which is now over 65 percent complete. Eleven of 24 Train 1 process modules required for first LNG have been delivered to site. All gas turbine generators are installed on foundations. Subsea infrastructure is being installed, with all three production manifolds now in place.

•	New Zealand — Completed the sale of the company’s interest in The New Zealand Refining Company Limited and reached agreement to sell the company’s marketing interests in New Zealand.

•
United States — Achieved start-up of sixth production well at Jack/St. Malo in the deepwater Gulf of Mexico. Ramp-up of total oil-equivalent production to approximately 80,000 barrels per day continues to exceed expectations.

•	United States — On track to drill 325 gross wells in 2015, including multiple horizontal well development programs, in the Midland and Delaware Basins in Texas and New Mexico.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
U.S. Upstream Earnings	$(1,038)	$1,054	$(1,498)	$1,966
U.S. upstream incurred a loss of $1.04 billion in second quarter 2015 compared to earnings of $1.05 billion from a year earlier. Earnings decreased due to sharply lower crude oil realizations of $1.26 billion and higher depreciation expenses of $920 million, primarily reflecting impairments. Partially offsetting these effects were higher crude oil production of $280 million and lower operating expenses of $90 million.
U.S. upstream incurred a loss of $1.50 billion for the first six months of 2015, compared to earnings of $1.97 billion from a year earlier. Earnings decreased due to lower crude oil and natural gas realizations of $2.62 billion and $330 million, respectively, and higher depreciation expenses of $1.17 billion, primarily reflecting impairments. Partially offsetting these effects were higher crude oil production of $550 million and lower operating expenses of $210 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2015 was $50, down from $92 a year ago. The average six-month realization per barrel for U.S. crude oil and natural gas liquids was $47 in 2015, compared to $92 a year earlier. The average natural gas realization in second quarter 2015 was $1.92 per thousand cubic feet, compared with $4.09 in 2014. The average six-month natural gas realization was $2.09 per thousand cubic feet in 2015 and $4.42 in 2014.

Net oil-equivalent production of 730,000 barrels per day in second quarter 2015 was up 63,000 barrels per day, or 9 percent, from the second quarter a year earlier. Net oil-equivalent production of 714,000 barrels per day in the first six months of 2015 was also up 9 percent from a year earlier. Production increases in the Gulf of Mexico, the Permian Basin in Texas and New Mexico, and the Marcellus Shale in western Pennsylvania were only partially offset by normal field declines in both comparative periods.
The net liquids component of oil-equivalent production of 511,000 barrels per day in second quarter 2015 was up 11 percent from the corresponding 2014 period. The net liquids component of oil-equivalent production of 500,000 barrels per day in the 2015 six-month period was also up 11 percent from the 2014 period. Net natural gas production was 1.31 billion cubic feet per day in second quarter 2015, an increase of 5 percent from the 2014 comparative period. Net natural gas production was 1.29 billion cubic feet per day in the six-month period, an increase of 5 percent from the 2014 period.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
International Upstream Earnings*	$(1,181)	$4,210	$839	$7,605
____________________
* Includes foreign currency effects	$(146)	$(147)	$376	$(200)
International upstream incurred a loss of $1.18 billion in second quarter 2015 compared to earnings of $4.21 billion from a year earlier. The decrease was due to sharply lower crude oil realizations of $2.65 billion and higher depreciation expenses of $1.34 billion, primarily reflecting impairments. Also contributing to the decrease were higher income tax items of $940 million and higher exploration expenses of $240 million. Foreign currency effects decreased earnings by $146 million in the 2015 quarter, compared with a decrease of $147 million a year earlier.
Earnings for the first six months of 2015 were $839 million, compared to earnings of $7.61 billion from a year earlier. The decrease was due to sharply lower crude oil realizations of $5.84 billion along with lower natural gas realizations of $360 million and higher depreciation expenses of $1.40 billion, primarily reflecting impairments. Also contributing to the decrease were higher income tax items of $430 million and higher exploration expenses of $260 million. Partially offsetting the decrease were higher crude oil production of $350 million, higher gains on asset sales of $220 million and lower operating expenses of $150 million. Foreign currency effects increased earnings by $376 million in the first six months of 2015, compared with a decrease of $200 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2015 was $56, compared with $101 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2015 was $51, compared with $100 a year earlier. The average natural gas realization in second quarter 2015 was $4.48 per thousand cubic feet, compared with $5.98 in the 2014 period. The average natural gas realization in the first six months of 2015 was $4.75 per thousand cubic feet, compared with $6.00 in the 2014 period.
International net oil-equivalent production of 1.87 million barrels per day in second quarter 2015 was down 12,000 barrels per day, or 1 percent, from second quarter a year ago. Production increases from entitlement effects in several locations, lower maintenance-related downtime, primarily reflecting the absence of a major turnaround at Tengizchevroil in Kazakhstan, and project ramp-ups in Bangladesh and Argentina were more than offset by the Partitioned Zone shut-in, normal field declines, and the effect of asset sales.
International net oil-equivalent production of 1.92 million barrels per day in the first six months of 2015 was up 11,000 barrels per day, or 1 percent, from the corresponding 2014 period. Production increases from entitlement effects in several locations, and project ramp-ups in Bangladesh and Argentina, were partially offset by normal field declines, the effect of asset sales, and the Partitioned Zone shut-in.
The net liquids component of oil-equivalent production of 1.21 million barrels per day in second quarter 2015 decreased 2 percent from the 2014 period. The net liquids component of oil-equivalent production of 1.26 million barrels per day in the first six months of 2015 was essentially unchanged from the 2014 period. Net natural gas production of 3.93 billion cubic feet per day in second quarter 2015 increased 2 percent from the year ago period. Net natural gas production of 3.98 billion cubic feet per day in the first six months of 2015 increased 1 percent from the corresponding 2014 period.

Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
U.S. Downstream Earnings	$731	$517	$1,437	$939
U.S. downstream operations earned $731 million in second quarter 2015 compared with earnings of $517 million a year earlier. The increase was due to higher margins on refined product sales of $410 million, partially offset by the absence of a 2014 asset sale gain of $140 million and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $30 million.
Earnings for the first six months of 2015 were $1.4 billion compared to $939 million a year earlier. The increase was due to higher margins on refined product sales of $850 million, partially offset by the absence of 2014 asset sales gains of $240 million and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $130 million.
Refinery crude oil input of 916,000 barrels per day in second quarter 2015 increased 155,000 barrels per day from the year-ago period. For the first six months of 2015, crude oil input was 918,000 barrels per day, up 102,000 barrels per day from the corresponding 2014 period. The increase in both periods was primarily due to the absence of the second quarter 2014 major crude unit turnaround at the El Segundo, California refinery.
Refined product sales of 1.23 million barrels per day were up 3 percent from second quarter 2014, primarily reflecting higher gasoline sales. Branded gasoline sales of 535,000 barrels per day were up 2 percent from the 2014 period. Sales of 1.22 million barrels per day in the six-month period were up 2 percent, primarily reflecting higher gasoline sales. Branded gasoline sales of 519,000 barrels per day for the first six months were up 1 percent from the corresponding 2014 period.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)		(Millions of dollars)
International Downstream Earnings*	$2,225	$204	$2,942	$492
___________________
* Includes foreign currency effects	$(103)	$(84)	$(49)	$(112)
International downstream operations earned $2.23 billion in second quarter 2015 compared with $204 million a year earlier. The increase was primarily due to a $1.6 billion gain from the sale of the company’s interest in Caltex Australia Limited. Higher margins on refined product sales of $210 million also contributed to the increase. Foreign currency effects decreased earnings by $103 million in the 2015 quarter, compared with a decrease of $84 million a year earlier.
Earnings for the first six months of 2015 were $2.9 billion compared with $492 million a year earlier. The increase was primarily due to a $1.6 billion gain from the sale of the company’s interest in Caltex Australia Limited. Higher margins on refined product sales of $670 million also contributed to the increase. Foreign currency effects decreased earnings $49 million in the first six months of 2015, compared to a decrease of $112 million in the year-ago period.
Refinery crude oil input of 774,000 barrels per day in second quarter 2015 decreased 70,000 barrels per day from the year-ago period as a result of the Caltex Australia Limited divestment.
For the first six months of 2015, crude input was 777,000 barrels per day, down 32,000 barrels per day from the corresponding 2014 period. Decreases from the Caltex Australia Limited divestment were somewhat offset by the absence of a major planned turnaround at the Star Petroleum Refining Company in Thailand in 2014.
Total refined product sales of 1.48 million barrels per day in the 2015 second quarter were down 69,000 barrels per day from the year-ago period, due to lower gasoline and gas oil sales resulting from the Caltex Australia Limited divestment. Sales of 1.53 million barrels per day in the first six months were up 54,000 barrels per day from the corresponding 2014 period, primarily due to higher gasoline and jet fuel sales.

All Other

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Net Charges*	$(166)	$(320)	$(582)	$(825)
____________
* Includes foreign currency effects	$(2)	$(1)	$2	$1
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2015 were $166 million, compared with $320 million a year earlier. The change between periods was mainly due to lower corporate tax items and lower corporate charges, partially offset by the effects of charges related to reductions in corporate staffs and higher environmental expenses. Foreign currency effects increased net charges by $2 million in second quarter 2015, compared to a $1 million increase in net charges in the 2014 period. Net charges for the first six months of 2015 were $582 million, compared with $825 million a year earlier. The change between periods was mainly due to the absence of a 2014 impairment of a mining asset and lower corporate tax items, partially offset by higher corporate expenses, charges related to reductions in corporate staffs and higher environmental expenses. Foreign currency effects decreased net charges by $2 million for the first six months of 2015, compared to a $1 million decrease in net charges in the 2014 period.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$36,829	$55,583	$69,144	$106,561
Sales and other operating revenues decreased $18.8 billion in the three-month period and $37.4 billion in the six-month period, primarily due to lower refined product and crude oil prices, partially offset by an increase in refined product and crude oil volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Income from equity affiliates	$1,169	$1,709	$2,570	$3,631
Income from equity affiliates in the quarterly period decreased mainly due to lower earnings from Tengizchevroil in Kazakhstan and Chevron Phillips Chemical Company LLC, partially offset by higher earnings from GS Caltex in South Korea. Income from equity affiliates in the six-month period decreased mainly due to lower earnings from Tengizchevroil in Kazakhstan and Chevron Phillips Chemical Company LLC. Partially offsetting these effects were higher earnings from GS Caltex in South Korea and Petropiar in Venezuela.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Other income	$2,359	$646	$3,201	$1,011
Other income for the quarterly and six-month periods increased primarily due to higher gains on asset sales.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Purchased crude oil and products	$20,541	$33,844	$37,734	$64,667
Purchases decreased $13.3 billion in the three-month period and $26.9 billion in the six-month period, primarily due to lower crude oil and refined product prices, partially offset by an increase in crude oil volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,247	$7,364	$13,586	$14,314
Operating, selling, general and administrative expenses decreased $117 million between quarterly periods, and $728 million between the six-month periods, primarily due to lower construction, repair and maintenance, professional services and fuel expenses, partially offset by higher charges related to employee reductions and transportation expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Exploration expenses	$1,075	$694	$1,667	$1,109
The increase in exploration expenses for the quarterly and six-month periods was mostly due to higher charges for well write-offs, partially offset by lower geological and geophysical expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Depreciation, depletion and amortization	$6,958	$3,842	$11,369	$7,972

Depreciation, depletion and amortization expenses for the second quarter and six-month periods increased mainly due to higher impairment expense related to upstream properties, along with higher production levels and depreciation rates for certain oil and gas producing fields.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Taxes other than on income	$3,173	$3,167	$6,291	$6,186
Taxes other than on income were relatively flat between the quarterly periods. The six-month period increased due to higher excise taxes in Thailand.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
Income tax expense	$755	$3,337	$1,060	$6,744
Effective income tax rates for the 2015 and 2014 quarters were 55 percent and 37 percent, respectively. For the comparative six-month periods, the effective tax rates were 25 percent and 40 percent, for 2015 and 2014 respectively. The increase in the effective tax rate between the quarterly periods primarily resulted from the effects of jurisdictional mix, the sale of the company’s interest in Caltex Australia Limited, valuation allowances recognized on deferred tax assets and foreign currency remeasurement, partially offset by the effects of equity earnings. The decrease in the effective tax rate for the six-month comparative period was primarily due to to the effects of equity income, a reduction in statutory tax rates in the United Kingdom, foreign currency remeasurement and jurisdictional mix, partially offset by the effects of valuation allowances recognized on deferred tax assets.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	511	460	500	449
Net natural gas production (MMCFPD)(3)	1,312	1,244	1,285	1,228
Net oil-equivalent production (MBOEPD)	730	667	714	654
Sales of natural gas (MMCFPD)	3,777	3,676	3,957	4,303
Sales of natural gas liquids (MBPD)	27	19	25	17
Revenue from net production
Liquids ($/Bbl)	$50.29	$92.44	$46.80	$91.98
Natural gas ($/MCF)	$1.92	$4.09	$2.09	$4.42
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,211	1,234	1,261	1,255
Net natural gas production (MMCFPD)(3)	3,931	3,861	3,978	3,950
Net oil-equivalent production (MBOEPD)(4)	1,866	1,878	1,924	1,913
Sales of natural gas (MMCFPD)	4,130	4,132	4,286	4,347
Sales of natural gas liquids (MBPD)	24	25	25	30
Revenue from liftings
Liquids ($/Bbl)	$55.94	$101.15	$51.12	$99.93
Natural gas ($/MCF)	$4.48	$5.98	$4.75	$6.00
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,596	2,545	2,638	2,567
U.S. Downstream
Gasoline sales (MBPD)(5)	631	612	617	603
Other refined product sales (MBPD)	598	576	601	590
Total refined product sales (MBPD)	1,229	1,188	1,218	1,193
Sales of natural gas liquids (MBPD)	136	116	121	115
Refinery input (MBPD)	916	761	918	816
International Downstream
Gasoline sales (MBPD)(5)	350	335	355	316
Other refined product sales (MBPD)	761	742	748	695
Share of affiliate sales (MBPD)	367	470	426	464
Total refined product sales (MBPD)	1,478	1,547	1,529	1,475
Sales of natural gas liquids (MBPD)	60	56	70	55
Refinery input (MBPD)	774	844	777	809
_________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	66	69	68	71
International	423	452	438	466
(4) Includes: Canada — synthetic oil	28	42	39	41
Venezuela affiliate — synthetic oil	29	32	30	32
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $12.5 billion at June 30, 2015, down $0.7 billion from year-end 2014. Cash provided by operating activities in the first six months of 2015 was $9.5 billion, compared with $16.3 billion in the year-ago period. Cash capital and exploratory expenditures decreased $2.3 billion between periods, reflecting the pacing of certain of the company's larger capital projects.
Dividends The company paid dividends of $4.0 billion to common shareholders during the first six months of 2015. In July 2015, the company declared a quarterly dividend of $1.07 per common share, payable in September 2015.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $31.9 billion at June 30, 2015, up from $27.8 billion at December 31, 2014.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $20.0 billion and the outstanding balance at June 30, 2015, was $6.6 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $10.6 billion at June 30, 2015, and $11.8 billion at December 31, 2014. Of these amounts, $8.0 billion was reclassified to long-term at both June 30, 2015, and December 31, 2014. At June 30, 2015, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2015, the company had $8.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2015. In addition, the company has an automatic shelf registration statement that expires in November 2015 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Noncontrolling Interests The company had noncontrolling interests of $1.2 billion and $1.2 billion at June 30, 2015, and December 31, 2014, respectively. Distributions to noncontrolling interests totaled $26 million during the first six months of 2015 compared to $2 million for the same period in 2014.
Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.4 at June 30, 2015, and 1.3 at December 31, 2014, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2015, the book value of inventory was lower than replacement cost.

Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 17.1 percent at June 30, 2015, and 15.2 percent at year-end 2014.
Pension Obligations Information related to pension plan contributions is included on pages 13 and 14 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $17.3 billion in the first six months of 2015, compared with $19.6 billion in the corresponding 2014 period. The amounts included the company’s share of affiliates’ expenditures of $1.5 billion and $1.5 billion in the 2015 and 2014 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2015 were $16.2 billion, representing 93 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of dollars)
United States
Upstream	$1,876	$2,130	$4,194	$4,088
Downstream	531	411	816	768
All Other	88	122	151	221
Total United States	2,495	2,663	5,161	5,077
International
Upstream	6,114	7,281	11,956	14,109
Downstream	114	230	189	415
All Other	1	11	1	15
Total International	6,229	7,522	12,146	14,539
Worldwide	$8,724	$10,185	$17,307	$19,616

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 14 in Note 11 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 14 in Note 11 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on pages 12 and 13 in Note 8 and page 18 in Note 12 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 18 in Note 12 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on pages 18 and 19 in Note 12 to the Consolidated Financial Statements under the heading “Indemnifications.”
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
Information about market risks for the three months ended June 30, 2015, does not differ materially from that discussed under Item 7A of Chevron’s 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2015.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2015, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Government Proceedings As initially disclosed in the Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed May 2, 2014, a fire was reported on February 11, 2014, at Chevron Appalachia, LLC’s Lanco 7H well located in Dunkard Township, Greene County, Pennsylvania. The Pennsylvania Department of Environmental Protection (PA DEP) and the Occupational Safety and Health Administration of the United States (OSHA) initiated investigations as a result of the incident. The PA DEP issued Chevron a Notice of Violation alleging nine separate incidents of noncompliance. Chevron entered into a settlement agreement with the PA DEP resolving the alleged violations and a penalty has been paid in the amount of $939,553.
On June 12, 2015, the United States Environmental Protection Agency (EPA) alleged that Chevron is obligated to pay stipulated civil penalties in conjunction with commitments Chevron undertook to operate certain air emission control equipment, meet applicable emission limits, meet fuel gas specifications, and conduct specified environmental sampling at its Salt Lake City, Utah refinery pursuant to a Clean Air Act settlement with the EPA. The company has disputed many of the allegations. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.

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
Information about risk factors for the three months ended June 30, 2015, does not differ materially from that set forth under the heading “Risk Factors” on pages 22 through 24 of the company’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 – April 30, 2015	—	$—	—
May 1 – May 31, 2015	—	—	—
June 1 – June 30, 2015	8	102.52	—
Total	8	$102.52	—
__________________________________

(1)
Includes common shares repurchased from company employees and directors for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee and director stock options. The options were issued to and exercised by management under Chevron long-term incentive plans.

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of December 31, 2014, 180,886,291 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. The company does not plan to acquire any shares under the program in 2015.

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
Date: August 5, 2015

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
_________________________

* Filed herewith.
Copies of any of the above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Chevron Corporation, 6001 Bollinger Canyon Road, San Ramon, California 94583-2324.