Form 10-Q
period 2015-09-30
CHEVRON CORP
filed 2015-11-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2015
Common stock, $.75 par value	1,882,036,704

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2015, and 2014	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2015, and 2014	4
	Consolidated Balance Sheet at September 30, 2015, and December 31, 2014	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2015, and 2014	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signature		41
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	43
Rule 13a-14(a)/15d-14(a) Certifications		44-45
Rule 13a-14(b)/15d-14(b) Certifications		46-47

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s business, production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather, cyber threats and terrorist acts, other natural or human factors, or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant investment or product changes required by existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on pages 22 through 24 of the company’s 2014 Annual Report on Form 10-K. In addition, such results could be affected by general domestic and international economic and political conditions. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$32,767	$51,822	$101,911	$158,383
Income from equity affiliates	1,195	1,912	3,765	5,543
Other income	353	945	3,554	1,956
Total Revenues and Other Income	34,315	54,679	109,230	165,882
Costs and Other Deductions
Purchased crude oil and products	17,447	30,741	55,181	95,408
Operating expenses	5,592	6,403	17,064	18,713
Selling, general and administrative expenses	1,026	1,122	3,140	3,126
Exploration expenses	315	366	1,982	1,475
Depreciation, depletion and amortization	4,268	3,948	15,637	11,920
Taxes other than on income*	2,883	3,236	9,174	9,422
Total Costs and Other Deductions	31,531	45,816	102,178	140,064
Income Before Income Tax Expense	2,784	8,863	7,052	25,818
Income Tax Expense	727	3,236	1,787	9,980
Net Income	2,057	5,627	5,265	15,838
Less: Net income attributable to noncontrolling interests	20	34	90	68
Net Income Attributable to Chevron Corporation	$2,037	$5,593	$5,175	$15,770
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.09	$2.97	$2.77	$8.35
— Diluted	$1.09	$2.95	$2.76	$8.29
Dividends	$1.07	$1.07	$3.21	$3.14
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,868,444	1,880,915	1,867,560	1,887,778
— Diluted	1,872,420	1,896,492	1,875,193	1,902,698
_____________________________________________________________

* Includes excise, value-added and similar taxes:	$1,800	$2,116	$5,642	$6,182

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Net Income	$2,057	$5,627	$5,265	$15,838
Currency translation adjustment	(16)	(19)	(35)	(49)
Unrealized holding (loss) gain on securities:
Net (loss) gain arising during period	(18)	(4)	(24)	4
Derivatives:
Net derivatives loss on hedge transactions	—	—	—	(66)
Reclassification to net income of net realized gain	—	—	—	(17)
Income tax benefit on derivatives transactions	—	—	—	29
Total	—	—	—	(54)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	204	125	548	350
Prior service cost:
Amortization to net income of net prior service costs	5	6	19	19
Defined benefit plans sponsored by equity affiliates	7	6	34	18
Income tax expense on defined benefit plans	(80)	(55)	(232)	(147)
Total	136	82	369	240
Other Comprehensive Gain, Net of Tax	102	59	310	141
Comprehensive Income	2,159	5,686	5,575	15,979
Comprehensive income attributable to noncontrolling interests	(20)	(34)	(90)	(68)
Comprehensive Income Attributable to Chevron Corporation	$2,139	$5,652	$5,485	$15,911

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30 2015	At December 31 2014
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$12,933	$12,785
Time deposits	—	8
Marketable securities	306	422
Accounts and notes receivable, net	14,240	16,736
Inventories
Crude oil and petroleum products	4,048	3,854
Chemicals	439	467
Materials, supplies and other	2,377	2,184
Total inventories	6,864	6,505
Prepaid expenses and other current assets	5,476	5,776
Total Current Assets	39,819	42,232
Long-term receivables, net	2,436	2,817
Investments and advances	26,710	26,912
Properties, plant and equipment, at cost	340,558	327,289
Less: Accumulated depreciation, depletion and amortization	153,153	144,116
Properties, plant and equipment, net	187,405	183,173
Deferred charges and other assets	6,593	6,299
Goodwill	4,588	4,593
Assets held for sale	898	—
Total Assets	$268,449	$266,026
LIABILITIES AND EQUITY
Short-term debt	$6,580	$3,790
Accounts payable	15,307	19,000
Accrued liabilities	5,062	5,328
Federal and other taxes on income	2,039	2,575
Other taxes payable	1,156	1,233
Total Current Liabilities	30,144	31,926
Long-term debt	29,210	23,960
Capital lease obligations	86	68
Deferred credits and other noncurrent obligations	23,129	23,549
Noncurrent deferred income taxes	21,869	21,920
Noncurrent employee benefit plans	8,073	8,412
Total Liabilities	112,511	109,835
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at September 30, 2015, and December 31, 2014)	1,832	1,832
Capital in excess of par value	16,254	16,041
Retained earnings	184,167	184,987
Accumulated other comprehensive loss	(4,549)	(4,859)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (560,639,876 and 563,027,772 shares at September 30, 2015, and December 31, 2014, respectively)	(42,552)	(42,733)
Total Chevron Corporation Stockholders’ Equity	154,912	155,028
Noncontrolling interests	1,026	1,163
Total Equity	155,938	156,191
Total Liabilities and Equity	$268,449	$266,026

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Operating Activities
Net Income	$5,265	$15,838
Adjustments
Depreciation, depletion and amortization	15,637	11,920
Dry hole expense	1,265	622
Distributions less than income from equity affiliates	(576)	(1,505)
Net before-tax gains on asset retirements and sales	(3,104)	(1,516)
Net foreign currency effects	(34)	(61)
Deferred income tax provision	(478)	474
Net increase in operating working capital	(2,321)	(376)
Increase in long-term receivables	(92)	(75)
Net decrease (increase) in other deferred charges	92	(59)
Cash contributions to employee pension plans	(719)	(227)
Other	(36)	(57)
Net Cash Provided by Operating Activities	14,899	24,978
Investing Activities
Capital expenditures	(22,055)	(25,739)
Proceeds and deposits related to asset sales	5,408	2,588
Net sales of time deposits	8	—
Net sales of marketable securities	122	1
Net (borrowing) repayment of loans by equity affiliates	(147)	66
Net sales (purchases) of other short-term investments	64	(67)
Net Cash Used for Investing Activities	(16,600)	(23,151)
Financing Activities
Net borrowings of short-term obligations	2,049	5,294
Proceeds from issuance of long-term debt	5,989	—
Repayments of long-term debt and other financing obligations	(22)	(27)
Cash dividends — common stock	(5,993)	(5,926)
Distributions to noncontrolling interests	(122)	(18)
Net sales (purchases) of treasury shares	158	(3,174)
Net Cash Provided by (Used for) Financing Activities	2,059	(3,851)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(210)	(6)
Net Change in Cash and Cash Equivalents	148	(2,030)
Cash and Cash Equivalents at January 1	12,785	16,245
Cash and Cash Equivalents at September 30	$12,933	$14,215

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2015, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2014 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ending September 30, 2015, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Nine Months Ended September 30, 2015
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(96)	$(8)	$(2)	$(4,753)	$(4,859)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(35)	(24)	—	15	(44)
Reclassifications (2)	—	—	—	354	354
Net Other Comprehensive Income (Loss)	(35)	(24)	—	369	310
Balance at September 30	$(131)	$(32)	$(2)	$(4,384)	$(4,549)
______________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $567 million that are included in employee benefit costs for the nine months ending September 30, 2015. Related income taxes for the same period, totaling $213 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first nine months of 2015 and 2014 is as follows:

	2015			2014
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$155,028	$1,163	$156,191	$149,113	$1,314	$150,427
Net income	5,175	90	5,265	15,770	68	15,838
Dividends	(5,995)	—	(5,995)	(5,929)	—	(5,929)
Distributions to noncontrolling interests	—	(122)	(122)	—	(18)	(18)
Treasury shares, net	181	—	181	(3,210)	—	(3,210)
Other changes, net*	523	(105)	418	396	(197)	199
Balance at September 30	$154,912	$1,026	$155,938	$156,140	$1,167	$157,307
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Decrease in accounts and notes receivable	$2,337	$1,388
Increase in inventories	(445)	(931)
Decrease in prepaid expenses and other current assets	167	237
Decrease in accounts payable and accrued liabilities	(3,769)	(946)
Decrease in income and other taxes payable	(611)	(124)
Net increase in operating working capital	$(2,321)	$(376)
The “Net increase in operating working capital” includes reductions of $14 million and $55 million for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2015, and 2014, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for income taxes:

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Income taxes	$4,081	$8,625
"Depreciation, depletion and amortization," "Dry hole expense," "Deferred income tax provision," "Net decrease (increase) in other deferred charges" and "Other" collectively include $2.6 billion in non-cash reductions to properties, plant and equipment recorded in second quarter 2015 relating to impairments and project suspensions and associated adverse tax effects, all of which stem from a downward revision in the company's longer-term crude oil price outlook.
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 13 under the heading "Restricted Cash."
The “Net sales of time deposits” consisted of the following gross amounts:

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Time deposits purchased	$—	$(317)
Time deposits matured	8	317
Net sales of time deposits	$8	$—
The “Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Marketable securities purchased	$(6)	$(11)
Marketable securities sold	128	12
Net sales of marketable securities	$122	$1
The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1 million for the first nine months in 2015 and $3.8 billion for the first nine months in 2014. No purchases were made under the company's share repurchase program in the first nine months of 2015. During the first nine months of 2014, the company purchased 30.6 million common shares under the program for $3.7 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Additions to properties, plant and equipment	$21,273	$25,094
Additions to investments	382	341
Current year dry hole expenditures	400	320
Payments for other liabilities and assets, net	—	(16)
Capital expenditures	22,055	25,739
Expensed exploration expenditures	717	853
Assets acquired through capital lease obligations	44	12
Capital and exploratory expenditures, excluding equity affiliates	22,816	26,604
Company’s share of expenditures by equity affiliates	2,456	2,422
Capital and exploratory expenditures, including equity affiliates	$25,272	$29,026

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2015, and 2014, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Segment Earnings	2015	2014	2015	2014
	(Millions of dollars)
Upstream
United States	$(603)	$929	$(2,101)	$2,895
International	662	3,720	1,501	11,325
Total Upstream	59	4,649	(600)	14,220
Downstream
United States	1,249	809	2,686	1,748
International	962	578	3,904	1,070
Total Downstream	2,211	1,387	6,590	2,818
Total Segment Earnings	2,270	6,036	5,990	17,038
All Other
Interest Income	16	16	49	54
Other	(249)	(459)	(864)	(1,322)
Net Income Attributable to Chevron Corporation	$2,037	$5,593	$5,175	$15,770
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2015, and December 31, 2014, are as follows:

Segment Assets	At September 30 2015	At December 31 2014
	(Millions of dollars)
Upstream
United States	$48,638	$49,205
International	159,833	152,736
Goodwill	4,588	4,593
Total Upstream	213,059	206,534
Downstream
United States	21,579	23,068
International	16,229	17,723
Total Downstream	37,808	40,791
Total Segment Assets	250,867	247,325
All Other
United States	5,304	6,741
International	12,278	11,960
Total All Other	17,582	18,701
Total Assets — United States	75,521	79,014
Total Assets — International	188,340	182,419
Goodwill	4,588	4,593
Total Assets	$268,449	$266,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2015, and 2014, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
Sales and Other Operating Revenues	2015	2014	2015	2014
	(Millions of dollars)
Upstream
United States	$3,207	$5,676	$10,089	$18,386
International	6,540	12,084	21,163	37,419
Subtotal	9,747	17,760	31,252	55,805
Intersegment Elimination — United States	(2,165)	(4,127)	(6,829)	(12,319)
Intersegment Elimination — International	(2,774)	(6,317)	(9,047)	(18,676)
Total Upstream	4,808	7,316	15,376	24,810
Downstream
United States	13,795	20,623	41,336	62,043
International	14,484	26,071	46,326	78,474
Subtotal	28,279	46,694	87,662	140,517
Intersegment Elimination — United States	(6)	(6)	(20)	(18)
Intersegment Elimination — International	(360)	(2,252)	(1,222)	(7,146)
Total Downstream	27,913	44,436	86,420	133,353
All Other
United States	413	474	1,176	1,349
International	13	11	30	24
Subtotal	426	485	1,206	1,373
Intersegment Elimination — United States	(368)	(404)	(1,065)	(1,130)
Intersegment Elimination — International	(12)	(11)	(26)	(23)
Total All Other	46	70	115	220
Sales and Other Operating Revenues
United States	17,415	26,773	52,601	81,778
International	21,037	38,166	67,519	115,917
Subtotal	38,452	64,939	120,120	197,695
Intersegment Elimination — United States	(2,539)	(4,537)	(7,914)	(13,467)
Intersegment Elimination — International	(3,146)	(8,580)	(10,295)	(25,845)
Total Sales and Other Operating Revenues	$32,767	$51,822	$101,911	$158,383

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$77,434	$124,957
Costs and other deductions	78,116	120,977
Net income attributable to CUSA	424	3,697

	At September 30 2015	At December 31 2014
	(Millions of dollars)
Current assets	$11,427	$13,724
Other assets	60,978	62,195
Current liabilities	11,963	16,191
Other liabilities	30,512	30,175
Total CUSA net equity	$29,930	$29,553
Memo: Total debt	$14,466	$14,473

Note 7. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$10,215	$18,628
Costs and other deductions	5,779	8,112
Net income attributable to TCO	3,109	7,360

Note 8. Income Taxes
Taxes on income for the third quarter and first nine months of 2015 were $0.7 billion and $1.8 billion, respectively, compared with $3.2 billion and $10.0 billion for the corresponding periods in 2014. The associated effective tax rates (calculated as the amount of Income Tax Expense divided by Income Before Income Tax Expense) for the third quarters of 2015 and 2014 were 26 percent and 37 percent, respectively. For the comparative nine-month periods, the effective tax rates were 25 percent and 39 percent, respectively.
The decrease in the effective tax rate between the quarterly periods primarily resulted from the effects of equity earnings, foreign currency remeasurement and one-time tax benefits, partially offset by the effects of valuation allowances recognized on deferred tax assets. The decrease in the effective tax rate for the nine-month comparative period was primarily due to the effects of equity earnings, foreign currency remeasurement, a reduction in statutory tax rates in the United Kingdom and jurisdictional mix, partially offset by the effects of valuation allowances recognized on deferred tax assets.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2015. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2008, Nigeria — 2000, Angola — 2001, Saudi Arabia — 2012 and Kazakhstan — 2007.
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

Note 9. Assets Held For Sale
At September 30, 2015, the company classified $898 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2014 and nine months of 2015 were not material.

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
The components of net periodic benefit costs for 2015 and 2014 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Pension Benefits
United States
Service cost	$135	$113	$404	$338
Interest cost	125	124	376	371
Expected return on plan assets	(195)	(197)	(587)	(591)
Amortization of prior service credits	(3)	(3)	(7)	(7)
Amortization of actuarial losses	89	52	267	157
Settlement losses	87	48	195	114
Total United States	238	137	648	382
International
Service cost	46	46	140	143
Interest cost	68	84	209	257
Expected return on plan assets	(66)	(75)	(196)	(227)
Amortization of prior service costs	5	6	16	16
Amortization of actuarial losses	19	23	60	74
Total International	72	84	229	263
Net Periodic Pension Benefit Costs	$310	$221	$877	$645
Other Benefits*
Service cost	$18	$13	$54	$38
Interest cost	37	37	112	112
Amortization of prior service costs	3	3	10	10
Amortization of actuarial losses	9	2	26	5
Net Periodic Other Benefit Costs	$67	$55	$202	$165
__________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of 2014, the company estimated it would contribute $600 million to employee pension plans during 2015 (composed of $350 million for the U.S. plans and $250 million for the international plans). Through September 30, 2015, a total of $719 million was contributed (including $600 million to the U.S. plans). Total contributions for the full year are currently estimated to be $850 million ($600 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2015, the company contributed $148 million to its OPEB plans. The company anticipates contributing approximately $50 million during the remainder of 2015.

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
On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 million award issued in an unrelated action

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has moved to set aside the tribunal's award. On September 26, 2014, the Supreme Court of the Netherlands issued an opinion denying Ecuador’s set aside request. A Federal District Court for the District of Columbia confirmed the tribunal's award, and, on August 4, 2015, a panel of the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court's decision. On September 9, 2015, the Court of Appeals denied the Government of Ecuador’s request for full appellate court review of the Federal District Court’s decision.
Lago Agrio Plaintiffs' Enforcement Actions. Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision and, on December 17, 2013, the Court of Appeals for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron appealed the decision to the Supreme Court of Canada and, on September 4, 2015, the Supreme Court dismissed the appeal and affirmed that the Ontario Superior Court of Justice has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action. The recognition and enforcement proceeding will now proceed in the Ontario Superior Court of Justice.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The trial commenced on October 15, 2013 and concluded on November 22, 2013. On March 4, 2014, the Federal District Court entered a judgment in favor of Chevron, prohibiting the defendants from seeking to enforce the Lago Agrio judgment in the United States and further prohibiting them from profiting from their illegal acts. The defendants appealed the Federal District Court's decision, and, on April 20, 2015, a panel of the U.S. Court of Appeals for the Second Circuit heard oral arguments.
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

Note 12. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 8 on page 12 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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
Other Contingencies On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. On March 14, 2012, the company identified a small, second seep in a different part of the field. No evidence of any coastal or wildlife impacts related to either of these seeps has emerged. As reported in the company’s previously filed periodic reports, it has resolved civil claims relating to these incidents brought by a Brazilian federal district prosecutor. As also reported previously, the federal district prosecutor also filed criminal charges against Chevron and eleven Chevron employees. On February 19, 2013, the trial court dismissed the criminal matter, and on appeal, on October 9, 2013, the appellate court reinstated two of the ten allegations, specifically those charges alleging environmental damage and failure to provide timely notification to authorities. On February 27, 2014, Chevron filed a motion for reconsideration, and that motion was granted and the remaining criminal charges dismissed by the appellate court on August 27, 2015. The federal district prosecutor has appealed the appellate court’s decision.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2015, and December 31, 2014, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2015				At December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$306	$306	$—	$—	$422	$422	$—	$—
Derivatives	125	95	30	—	413	394	19	—
Total Assets at Fair Value	$431	$401	$30	$—	$835	$816	$19	$—
Derivatives	75	48	27	—	84	83	1	—
Total Liabilities at Fair Value	$75	$48	$27	$—	$84	$83	$1	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2015.
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
Assets carried at fair value at September 30, 2015, and December 31, 2014, are as follows:
Cash and Cash Equivalents and Time Deposits The company holds cash equivalents and bank time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $12.9 billion and $12.8 billion at September 30, 2015, and December 31, 2014, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of zero and $8 million at September 30, 2015 and December 31, 2014, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash had a carrying/fair value of $1.0 billion and $1.5 billion at September 30, 2015, and December 31, 2014, respectively. At September 30, 2015, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments, and funds held in escrow, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $21.2 billion and $16.0 billion at September 30, 2015, and December 31, 2014, respectively. The fair value of long-term debt at September 30, 2015, and December 31, 2014 was $21.7 billion and $16.5 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $21.0 billion and classified as Level 1. The fair value of the other bonds is $0.7 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2015, and December 31, 2014, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2015, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2015
	Total	Level 1	Level 2	Level 3	Before-Tax Loss
					Three Months Ended	Nine Months Ended
Properties, plant and equipment, net (held and used)	$66	$—	$5	$61	$134	$2,700
Properties, plant and equipment, net (held for sale)	445	—	445	—	121	393
Investments and advances	—	—	—	—	1	23
Total Assets at Fair Value	$511	$—	$450	$61	$256	$3,116
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2015.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at September 30, 2015, and December 31, 2014, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of Dollars)

Type of Contract	Balance Sheet Classification	At September 30 2015	At December 31 2014
Commodity	Accounts and notes receivable, net	$120	$401
Commodity	Long-term receivables, net	5	12
Total Assets at Fair Value		$125	$413
Commodity	Accounts payable	$71	$57
Commodity	Deferred credits and other noncurrent obligations	4	27
Total Liabilities at Fair Value		$75	$84

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months ended September 30
Type of Contract	Statement of Income Classification	2015	2014	2015	2014
Commodity	Sales and other operating revenues	$211	$86	$59	$112
Commodity	Purchased crude oil and products	18	(16)	19	(32)
Commodity	Other income	5	(3)	(6)	(26)
		$234	$67	$72	$54

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2015, and December 31, 2014.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2015
Derivative Assets	$3,047	$2,922	$125	$—	$125
Derivative Liabilities	$2,997	$2,922	$75	$—	$75

At December 31, 2014
Derivative Assets	$4,004	$3,591	$413	$7	$406
Derivative Liabilities	$3,675	$3,591	$84	$—	$84

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

Note 15. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at September 30, 2015, was $4.1 billion, a net decrease of $130 million from year-end 2014. The decrease was primarily due to well write-offs and asset sales, partially offset by drilling activities. During the nine months ended September 30, 2015, $522 million of exploratory well costs previously capitalized for greater than one year at December 31, 2014, were charged to expense.

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

Note 17. Restructuring and Reorganization Costs
In third quarter 2015, the company recorded additional charges for employee reduction programs related to the restructuring and reorganization of certain upstream operations, which are expected to be substantially completed by the end of 2016. A before-tax charge of $38 million ($11 million after-tax) was recorded in the International Upstream segment as “Operating Expenses” on the Consolidated Statement of Income. The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2015	$—
Accruals/Adjustments	295
Payments	(2)
Balance at September 30, 2015	$293

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2015 Compared with Third Quarter 2014
And Nine Months 2015 Compared with Nine Months 2014

Key Financial Results
Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Upstream
United States	$(603)	$929	$(2,101)	$2,895
International	662	3,720	1,501	11,325
Total Upstream	59	4,649	(600)	14,220
Downstream
United States	1,249	809	2,686	1,748
International	962	578	3,904	1,070
Total Downstream	2,211	1,387	6,590	2,818
Total Segment Earnings	2,270	6,036	5,990	17,038
All Other	(233)	(443)	(815)	(1,268)
Net Income Attributable to Chevron Corporation (1) (2)	$2,037	$5,593	$5,175	$15,770
____________________
(1) Includes foreign currency effects	$394	$366	$723	$55
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2015 was $2.0 billion ($1.09 per share — diluted), versus $5.6 billion ($2.95 per share — diluted) in the corresponding 2014 period. Net income attributable to Chevron Corporation for the first nine months of 2015 was $5.2 billion ($2.76 per share — diluted), versus $15.8 billion ($8.29 per share — diluted) in the first nine months of 2014.
Upstream earnings in third quarter 2015 were $59 million compared with $4.6 billion a year earlier. The decrease between comparative periods was due to lower crude oil and natural gas realizations, and higher tax items and depreciation expenses, partially offset by lower operating expenses. The loss for the first nine months of 2015 was $600 million compared with earnings of $14.2 billion a year earlier. The decrease was due to lower crude oil and natural gas realization, higher depreciation expenses, primarily reflecting impairments, and higher tax items, partially offset by favorable foreign currency effects and higher crude oil production.
Downstream earnings in third quarter 2015 were $2.2 billion compared with $1.4 billion in the corresponding 2014 period. The increase was due to higher margins on refined product sales and favorable foreign currency effects. Earnings for the first nine months of 2015 were $6.6 billion compared with $2.8 billion in the corresponding 2014 period. The $1.6 billion gain from the sale of the company’s interest in Caltex Australia Limited and higher margins on refined product sales drove the increase.
Refer to pages 28 through 31 for additional discussion of results by business segment and “All Other” activities for third quarter of 2015 versus the same period in 2014.

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

Earnings of the company depend mostly on the profitability of its upstream business segment. The biggest factor affecting the results of operations for the upstream segment is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2014, reflecting robust non-OPEC supply growth led by expanding unconventional production in the United States, weakening growth in emerging markets, and the decision by OPEC to maintain its current production ceiling. The downturn in the price of crude oil has impacted, and, depending upon its duration, will continue to significantly impact the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. Since it is uncertain when prices might recover from current levels, the company plans to respond with further reductions in operating expenses, including additional employee reductions, further reductions in capital and exploratory expenditures in 2016 and future periods, and additional asset sales. The company anticipates that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing of any such increases is unknown. In the company's downstream business, crude oil is the largest cost component of refined products.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $99 per barrel for the full-year 2014. During 2015, Brent averaged $50 per barrel in the third quarter, $55 per barrel for the nine-month period, and ended October at about $48. The majority of the company’s equity crude production is priced based on the Brent benchmark. Prices eased early in the third quarter amid a surge in drilling rig counts and production in the U.S., and an uptick in OPEC output. However, downside price movement was limited by better than expected seasonal demand growth and a reversal in U.S. supply trends from late-August onward. Continued concerns over persistently high global crude inventories, expectations of a downturn in demand for crude oil due to fall refinery maintenance, continued growth in Iraqi production, and easing of geopolitical tensions in key regions kept subsequent price recovery to a minimum throughout September.
The WTI price averaged $93 per barrel for the full-year 2014. During 2015, WTI averaged $47 per barrel in the third quarter, $51 per barrel for the nine-month period and ended October at about $47. WTI continued to trade at a discount to Brent throughout the third quarter due to high inventories and excess crude supply in the U.S. market. However, with U.S. refinery runs at record highs and Brent seeing pressure from intermittent overhang of West Africa and North Sea crudes, the discount again contracted in the third quarter.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In third quarter 2015, the differential expanded in North America as Canadian heavy crude production recovered from earlier planned and unplanned outages, while light sweet crude prices in the U.S. were supported by declines in drilling rig counts and production levels. Outside of North America, high refinery runs in Europe and Asia boosted demand and supported pricing for light sweet crude from the Atlantic Basin, while increased output from Iraq and other Middle East producers undermined support for heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 34 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. In the U.S., prices at Henry Hub averaged $2.80 per thousand cubic feet (MCF) for the first nine months of 2015, compared with $4.62 during the first nine months of 2014. At the end of October 2015, the Henry Hub spot price was $1.97 per MCF. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. International natural gas realizations averaged $4.73 per MCF during the first nine months of 2015, compared with $5.91 per MCF in the same period last year. (See page 34 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2015 averaged 2.605 million barrels per day. About one-fifth of the company’s net oil-equivalent production in the first nine months of 2015 occurred in the OPEC-member countries of Angola, Nigeria, Venezuela and the Partitioned Zone between Saudi Arabia and Kuwait. OPEC quotas had no effect on the company’s net crude oil production for the third quarter or nine-month periods of 2015 or 2014. At their June 2015 meeting, members of OPEC supported maintaining the current production quota of 30 million barrels per day, which has been in effect since December 2008.
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
In the Partitioned Zone between Saudi Arabia and Kuwait, a production shut-in began at the end of May 2015 and continued through third quarter 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. The potential for a complete loss of production in the Partitioned Zone was not anticipated in the company’s 2015 full-year production guidance. The potential for a continued loss of production is uncertain, and the company cannot estimate its duration. The financial effects from the loss of production in 2015 are not expected to be significant.
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

Operating Developments
Noteworthy operating developments in recent months included the following:

•	Angola-Republic of the Congo Joint Development Area — Achieved first production from the Lianzi Project.

•
Australia — Continued to progress commissioning activities in preparation for start-up of Train 1 of the Gorgon Project. The Jansz-Io Field subsea infrastructure is fully complete. The first two wells have been opened to the Jansz pipeline, confirming the full operability of these subsea systems. All Train 2 modules are set on foundations and construction is progressing on critical path activities. Nine of 13 Train 3 modules have been delivered to site and set on foundations.

•
Australia — Continued progress on construction of the Wheatstone Project. All subsea equipment and flowlines are installed and offshore platform hook-up and commissioning is progressing on plan. Seventeen of 24 Train 1 process modules required for first LNG have been delivered to site.

•	United States — Announced a successful appraisal well at the Anchor prospect in the deepwater Gulf of Mexico.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 5, on page 9, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
U.S. Upstream Earnings	$(603)	$929	$(2,101)	$2,895
U.S. upstream incurred a loss of $603 million in third quarter 2015 compared to earnings of $929 million from a year earlier. Earnings decreased due to sharply lower crude oil realizations of $1.36 billion, higher depreciation expenses of $220 million and the absence of gains on asset sales of $140 million. Partially offsetting these effects were higher crude oil production of $220 million and lower operating expenses of $170 million.
U.S. upstream incurred a loss of $2.10 billion for the first nine months of 2015, compared to earnings of $2.90 billion from a year earlier. Earnings decreased primarily due to lower crude oil and natural gas realizations of $3.98 billion and $440 million, respectively. Higher depreciation expenses of $1.38 billion, primarily reflecting impairments, and lower gains on asset sales of $220 million, also contributed to the decrease. Partially offsetting these effects were higher crude oil production of $770 million and lower operating expenses of $400 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2015 was $42, down from $87 a year ago. The average nine-month realization per barrel for U.S. crude oil and natural gas liquids was $45 in 2015, compared to $90 a year earlier. The average natural gas realization in third quarter 2015 was $1.96 per thousand cubic feet, compared with $3.46 in 2014. The average nine-month natural gas realization was $2.05 per thousand cubic feet in 2015 and $4.09 in 2014.
Net oil-equivalent production of 730,000 barrels per day in third quarter 2015 was up 53,000 barrels per day, or 8 percent, from the third quarter a year earlier. Net oil-equivalent production of 720,000 barrels per day in the first nine months of 2015 was up 9 percent from a year earlier. Production increases due to project ramp-ups in the Gulf of Mexico, the Permian Basin in Texas and New Mexico, and the Marcellus Shale in western Pennsylvania were only partially offset by normal field declines and the effect of asset sales in both comparative periods.

The net liquids component of oil-equivalent production of 505,000 barrels per day in third quarter 2015 was up 9 percent from the corresponding 2014 period. The net liquids component of oil-equivalent production of 502,000 barrels per day in the 2015 nine-month period was up 11 percent from the 2014 period. Net natural gas production was 1.35 billion cubic feet per day in third quarter 2015, an increase of 6 percent from the 2014 comparative period. Net natural gas production was 1.31 billion cubic feet per day in the nine-month period, an increase of 5 percent from the 2014 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
International Upstream Earnings*	$662	$3,720	$1,501	$11,325
___________________
* Includes foreign currency effects	$258	$344	$634	$144
International upstream earned $662 million in third quarter 2015 compared to earnings of $3.72 billion from a year earlier. The decrease was due to sharply lower crude oil realizations of $2.87 billion and higher tax items of $310 million, partially offset by lower operating expenses of $150 million. Foreign currency effects increased earnings by $258 million in the 2015 quarter, compared with an increase of $344 million a year earlier.
Earnings for the first nine months of 2015 were $1.50 billion, compared to earnings of $11.33 billion from a year earlier. The decrease was due to sharply lower crude oil realizations of $8.72 billion along with lower natural gas realizations of $570 million, higher depreciation expenses of $1.51 billion, primarily reflecting impairments, and higher tax items of $900 million. Partially offsetting the decrease were higher crude oil production of $410 million, lower operating expenses of $330 million, and higher gains on asset sales of $220 million. Foreign currency effects increased earnings by $634 million in the first nine months of 2015, compared with an increase of $144 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2015 was $45, compared with $93 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2015 was $49, compared with $98 a year earlier. The average natural gas realization in third quarter 2015 was $4.68 per thousand cubic feet, compared with $5.73 in the 2014 period. The average natural gas realization in the first nine months of 2015 was $4.73 per thousand cubic feet, compared with $5.91 in the 2014 period.
International net oil-equivalent production of 1.81 million barrels per day in third quarter 2015 was down 82,000 barrels per day, or 4 percent, from third quarter a year ago. Production increases from entitlement effects in several locations and a project ramp-up in Bangladesh were more than offset by the Partitioned Zone shut-in, normal field declines, and higher planned maintenance-related downtime at Tengizchevroil in Kazakhstan.
International net oil-equivalent production of 1.89 million barrels per day in the first nine months of 2015 was down 21,000 barrels per day, or 1 percent, from the corresponding 2014 period. Production increases from entitlement effects in several locations and a project ramp-up in Bangladesh were more than offset by the Partitioned Zone shut-in, normal field declines, and the effect of asset sales.
The net liquids component of oil-equivalent production of 1.17 million barrels per day in third quarter 2015 decreased 5 percent from the 2014 period. The net liquids component of oil-equivalent production of 1.23 million barrels per day in the first nine months of 2015 decreased 1 percent from the 2014 period. Net natural gas production of 3.81 billion cubic feet per day in third quarter 2015 decreased 3 percent from the year ago period. Net natural gas production of 3.92 billion cubic feet per day in the first nine months of 2015 was essentially unchanged from the corresponding 2014 period.

Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
U.S. Downstream Earnings	$1,249	$809	$2,686	$1,748
U.S. downstream operations earned $1.25 billion in third quarter 2015 compared with earnings of $809 million a year earlier. The increase was due to higher margins on refined product sales of $560 million and lower tax items of $70 million, partially offset by the absence of a 2014 asset sale gain of $250 million.
Earnings for the first nine months of 2015 were $2.69 billion compared to $1.75 billion a year earlier. The increase was due to higher margins on refined product sales of $1.4 billion, partially offset by the absence of 2014 asset sale gains of $500 million.
Refinery crude oil input in third quarter 2015 increased 2 percent to 942,000 barrels per day from the year-ago period. For the first nine months of 2015, crude oil input was 925,000 barrels per day, up 74,000 barrels per day from the corresponding 2014 period, primarily due to the absence of the 2014 major crude unit turnaround at the El Segundo, California refinery.
Refined product sales of 1.25 million barrels per day were up 2 percent from third quarter 2014, primarily reflecting higher jet fuel sales. Branded gasoline sales of 536,000 barrels per day were up 2 percent from the 2014 period. Sales of 1.23 million barrels per day in the nine-month period were up 2 percent, primarily reflecting higher gasoline and jet fuel sales. Branded gasoline sales of 525,000 barrels per day for the first nine months were up 1 percent from the corresponding 2014 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)		(Millions of dollars)
International Downstream Earnings*	$962	$578	$3,904	$1,070
___________________
* Includes foreign currency effects	$141	$21	$92	$(91)
International downstream operations earned $962 million in third quarter 2015 compared with $578 million a year earlier. The increase was primarily due to higher margins on refined product sales of $110 million and a favorable change in effects on derivative instruments of $90 million. Foreign currency effects increased earnings by $141 million in the 2015 quarter, compared with an increase of $21 million a year earlier.
Earnings for the first nine months of 2015 were $3.90 billion compared with $1.07 billion a year earlier. The increase was primarily due to a $1.6 billion gain from the sale of the company’s interest in Caltex Australia Limited in second quarter 2015. Higher margins on refined product sales of $780 million and lower operating expenses of $150 million also contributed to the increase. Foreign currency effects increased earnings $92 million in the first nine months of 2015, compared to a decrease of $91 million in the year-ago period.
Refinery crude oil input of 777,000 barrels per day in third quarter 2015 decreased 61,000 barrels per day from the year-ago period, mainly as a result of the Caltex Australia Limited divestment.
For the first nine months of 2015, crude input was 778,000 barrels per day, down 41,000 barrels per day from the corresponding 2014 period. Decreases from the Caltex Australia Limited divestment were somewhat offset by the absence of a major planned turnaround at the Star Petroleum Refining Company in Thailand in 2014.
Total refined product sales of 1.5 million barrels per day in the 2015 third quarter were essentially unchanged from the year-ago period. Excluding the effects of the Caltex Australia Limited divestment, refined product sales were up 133,000 barrels per day, primarily reflecting higher sales of jet fuel and gas oil. Sales of 1.52 million barrels per day in the first nine months were up 33,000 barrels per day from the corresponding 2014 period. Excluding the effects of the Caltex Australia Limited divestment, refined product sales were up 129,000 barrels per day, primarily reflecting higher sales of jet fuel, gas oil and gasoline.

All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Net Charges*	$(233)	$(443)	$(815)	$(1,268)
___________________
* Includes foreign currency effects	$(5)	$1	$(3)	$2
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2015 were $233 million, compared with $443 million a year earlier. The change between periods was mainly due to lower environmental reserve additions and lower corporate charges. Foreign currency effects increased net charges by $5 million in third quarter 2015, compared to a $1 million decrease in net charges in the 2014 period. Net charges for the first nine months of 2015 were $815 million, compared with $1.27 billion a year earlier. The change between periods was mainly due to the absence of a 2014 impairment of a mining asset, lower environmental reserve additions and lower corporate tax items, partially offset by higher corporate expenses and charges related to reductions in corporate staffs. Foreign currency effects increased net charges by $3 million for the first nine months of 2015, compared to a $2 million decrease in net charges in the 2014 period.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Sales and other operating revenues	$32,767	$51,822	$101,911	$158,383
Sales and other operating revenues decreased $19.1 billion in the three-month period and $56.5 billion in the nine-month period, primarily due to lower refined product and crude oil prices, partially offset by an increase in refined product and crude oil volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Income from equity affiliates	$1,195	$1,912	$3,765	$5,543
Income from equity affiliates in the quarterly period decreased mainly due to lower earnings from Tengizchevroil in Kazakhstan and the effect of the sale of Caltex Australia, partially offset by higher earnings from GS Caltex in South Korea. Income from equity affiliates in the nine-month period decreased mainly due to lower earnings from Tengizchevroil in Kazakhstan, Chevron Phillips Chemical Company LLC, and Angola LNG. Partially offsetting these effects were higher earnings from GS Caltex in South Korea and Petropiar in Venezuela.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Other income	$353	$945	$3,554	$1,956
Other income for the quarterly period decreased due to lower gains on asset sales while the nine-month period increased due to higher gains on asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Purchased crude oil and products	$17,447	$30,741	$55,181	$95,408
Purchases decreased $13.3 billion in the three-month period and $40.2 billion in the nine-month period, primarily due to lower crude oil and refined product prices, partially offset by an increase in crude oil volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,618	$7,525	$20,204	$21,839
Operating, selling, general and administrative expenses decreased $907 million between quarterly periods mostly due to lower fuel, transportation, environmental reserve and contract labor expenses. Expenses decreased $1.6 billion between the nine-month periods, primarily due to lower fuel, construction, repair and maintenance, contract labor, environmental reserve and non-operated joint venture expenses, partially offset by higher charges related to employee reductions.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Exploration expenses	$315	$366	$1,982	$1,475
The decrease in exploration expenses for the quarterly period was mostly due to lower geological and geophysical expenses and lower charges for well write-offs. The increase in exploration expenses for the nine-month period was mostly due to higher charges for well write-offs, partially offset by lower geological and geophysical expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Depreciation, depletion and amortization	$4,268	$3,948	$15,637	$11,920

Depreciation, depletion and amortization expenses for the third quarter increased mainly due to higher impairment expense related to upstream properties, along with higher production levels for certain oil and gas producing fields. The nine-month period increased mainly due to higher impairment expense related to upstream properties, along with higher production levels and higher depreciation rates for certain oil and gas producing fields.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Taxes other than on income	$2,883	$3,236	$9,174	$9,422
Taxes other than on income were down in the quarterly and nine-month periods due to lower crude oil and refined product prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
Income tax expense	$727	$3,236	$1,787	$9,980
Effective income tax rates for the 2015 and 2014 quarters were 26 percent and 37 percent, respectively. For the comparative nine-month periods, the effective tax rates were 25 percent and 39 percent, for 2015 and 2014 respectively. The decrease in the effective tax rate between the quarterly periods primarily resulted from the effects of equity earnings, foreign currency remeasurement and one-time tax benefits, partially offset by the effects of valuation allowances recognized on deferred tax assets. The decrease in the effective tax rate for the nine-month comparative period was primarily due to the effects of equity earnings, foreign currency remeasurement, a reduction in statutory tax rates in the United Kingdom and jurisdictional mix, partially offset by the effects of valuation allowances recognized on deferred tax assets.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	505	464	502	454
Net natural gas production (MMCFPD)(3)	1,351	1,278	1,307	1,245
Net oil-equivalent production (MBOEPD)	730	677	720	661
Sales of natural gas (MMCFPD)	3,896	3,697	3,937	4,099
Sales of natural gas liquids (MBPD)	26	23	25	19
Revenue from net production
Liquids ($/Bbl)	$41.98	$87.42	$45.17	$90.41
Natural gas ($/MCF)	$1.96	$3.46	$2.05	$4.09
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,173	1,235	1,231	1,248
Net natural gas production (MMCFPD)(3)	3,814	3,935	3,923	3,945
Net oil-equivalent production (MBOEPD)(4)	1,809	1,891	1,885	1,906
Sales of natural gas (MMCFPD)	4,105	4,290	4,225	4,328
Sales of natural gas liquids (MBPD)	22	28	24	29
Revenue from liftings
Liquids ($/Bbl)	$44.85	$93.45	$49.05	$97.74
Natural gas ($/MCF)	$4.68	$5.73	$4.73	$5.91
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,539	2,568	2,605	2,567
U.S. Downstream
Gasoline sales (MBPD)(5)	637	629	624	611
Other refined product sales (MBPD)	609	593	604	591
Total refined product sales (MBPD)	1,246	1,222	1,228	1,202
Sales of natural gas liquids (MBPD)	138	120	127	117
Refinery input (MBPD)	942	921	925	851
International Downstream
Gasoline sales (MBPD)(5)	325	319	345	317
Other refined product sales (MBPD)	762	703	752	698
Share of affiliate sales (MBPD)	416	483	422	471
Total refined product sales (MBPD)	1,503	1,505	1,519	1,486
Sales of natural gas liquids (MBPD)	57	55	66	55
Refinery input (MBPD)	777	838	778	819
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	64	74	66	72
International	412	436	429	456
(4) Includes: Canada — synthetic oil	56	48	45	43
Venezuela affiliate — synthetic oil	29	32	29	32
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents, time deposits and marketable securities totaled $13.2 billion at September 30, 2015, up $24 million from year-end 2014. Cash provided by operating activities in the first nine months of 2015 was $14.9 billion, compared with $25.0 billion in the year-ago period. Cash capital and exploratory expenditures decreased $3.8 billion between periods, reflecting lower activity.
Dividends The company paid dividends of $6.0 billion to common shareholders during the first nine months of 2015. In October 2015, the company declared a quarterly dividend of $1.07 per common share, payable in December 2015.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $35.9 billion at September 30, 2015, up from $27.8 billion at December 31, 2014.
The company’s primary financing source for working capital needs is its commercial paper program. The authorized borrowing limit under this program is $20.0 billion and the outstanding balance at September 30, 2015, was $10.6 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $14.6 billion at September 30, 2015, and $11.8 billion at December 31, 2014. Of these amounts, $8.0 billion was reclassified to long-term at both September 30, 2015, and December 31, 2014. At September 30, 2015, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2015, the company had $8.0 billion in committed credit facilities with various major banks, expiring in December 2016, which enable the refinancing of short-term obligations on a long-term basis. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2015. In addition, the company has an automatic shelf registration statement, which was recently renewed and expires in August 2018, for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Noncontrolling Interests The company had noncontrolling interests of $1.0 billion and $1.2 billion at September 30, 2015, and December 31, 2014, respectively. Distributions to noncontrolling interests totaled $122 million during the first nine months of 2015 compared to $18 million for the same period in 2014.

Current Ratio — current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.3 at September 30, 2015, and 1.3 at December 31, 2014, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2015, the book value of inventory was lower than replacement cost.
Debt Ratio — total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 18.8 percent at September 30, 2015, and 15.2 percent at year-end 2014.
Pension Obligations Information related to pension plan contributions is included on pages 13 and 14 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $25.3 billion in the first nine months of 2015, compared with $29.0 billion in the corresponding 2014 period. The amounts included the company’s share of affiliates’ expenditures of $2.5 billion and $2.4 billion in the 2015 and 2014 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2015 were $23.3 billion, representing 92 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Millions of dollars)
United States
Upstream	$1,718	$2,129	$5,912	$6,217
Downstream	566	376	1,382	1,144
All Other	96	157	247	378
Total United States	2,380	2,662	7,541	7,739
International
Upstream	5,475	6,535	17,431	20,644
Downstream	109	208	298	623
All Other	1	5	2	20
Total International	5,585	6,748	17,731	21,287
Worldwide	$7,965	$9,410	$25,272	$29,026

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
Information about market risks for the three months ended September 30, 2015, does not differ materially from that discussed under Item 7A of Chevron’s 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2015.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2015, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Government Proceedings On July 29, 2015, the United States Environmental Protection Agency (EPA) notified Chevron that certain Renewable Identification Number (RIN) credits Chevron had submitted for compliance with the federal Renewable Fuel Standard for 2011 were invalid because they were fraudulently generated by a third-party that sold the credits to Chevron. On September 30, 2015, Chevron received a civil penalty demand of $175,923 from the EPA for the submission of the invalid RINs. Resolution of the alleged violation may result in the payment of a civil penalty of $100,000 or more.
As initially disclosed in the Quarterly Report on Form 10-Q for the period ended March 31, 2015, in March 2015, Chevron’s Richmond Refinery received a proposal from the Bay Area Air Quality Management District (BAAQMD) seeking to collectively resolve certain notices of violation issued to the refinery between October 2012 and April 2014 and relating to applicable emission limits, reporting obligations, monitoring requirements, and prohibitions on flaring. The company reached a settlement agreement with the BAAQMD and paid civil penalties totaling $157,000 to resolve the alleged violations.

As initially disclosed in the Quarterly Report on Form 10-Q for the period ended June 30, 2015, on June 12, 2015, the United States Environmental Protection Agency (EPA) alleged that Chevron is obligated to pay stipulated civil penalties in conjunction with commitments Chevron undertook to operate certain air emission control equipment, meet applicable emission limits, meet fuel gas specifications, and conduct specified environmental sampling at its Salt Lake City, Utah refinery pursuant to a Clean Air Act settlement with the EPA. The company reached a settlement agreement with the EPA and paid a civil penalty of $196,500 to resolve the alleged violations.

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
Information about risk factors for the three months ended September 30, 2015, does not differ materially from that set forth under the heading “Risk Factors” on pages 22 through 24 of the company’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 – July 30, 2015	1,830	$96.10	—
August 1 – August 31, 2015	—	—	—
September 1 – September 30, 2015	—	—	—
Total	1,830	$96.10	—
_______________________

(1)
Reflects common shares repurchased from company employees and directors for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee and director stock options. The options were issued to and exercised by management under Chevron long-term incentive plans.

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

Item 5.	Other Information
As reported in a Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 30, 2015, the company’s Board of Directors amended the company’s By-Laws to add Article IV, Section 6, an advance notice provision for nominating persons for election to the Board (outside of the proxy access provisions in Article IV, Section 7) and for proposing other business (other than proposals intended for inclusion in the company’s proxy materials pursuant to Rule 14a-8) to be considered by stockholders at an annual meeting of stockholders. For a notice to be timely under this advance notice provision, the notice must be delivered to the Corporate Secretary at the principal executive offices of the company no later than the Close of Business (as defined in Article IV, Section 6(c)(ii) of the By-Laws) on the 90th day and no earlier than the Close of Business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. For the company’s 2016 Annual Meeting of Stockholders, to be timely, such notices must be delivered to the Corporate Secretary no later than the close of business on February 27, 2016 and no earlier than the close of business on January 28, 2016.

Item 6.	Exhibits

Exhibit Number	Description
(3)
By-Laws of Chevron Corporation, as amended, September 30, 2015, filed as Exhibit 3.2 to Chevron Corporation’s Current Report on Form 8-K, filed September 30, 2015, and incorporated herein by reference.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 6, 2015

EXHIBIT INDEX

Exhibit Number	Description
(3)
By-Laws of Chevron Corporation, as amended, September 30, 2015, filed as Exhibit 3.2 to Chevron Corporation’s Current Report on Form 8-K, filed September 30, 2015, and incorporated herein by reference.

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