Form 10-Q
period 2016-03-31
CHEVRON CORP
filed 2016-05-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2016
Common stock, $.75 par value	1,884,702,387

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2016, and 2015	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2016, and 2015	4
	Consolidated Balance Sheet at March 31, 2016, and December 31, 2015	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2016, and 2015	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 4.	Mine Safety Disclosures	36
Item 6.	Exhibits	37
Signature		38
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	40
Rule 13a-14(a)/15d-14(a) Certifications		41-42
Rule 13a-14(b)/15d-14(b) Certifications		43-44

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company's suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond its control; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company's ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 21 through 23 of the company’s 2015 Annual Report on Form 10-K. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2016	2015
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$23,070	$32,315
Income from equity affiliates	576	1,401
Other income (loss)	(93)	842
Total Revenues and Other Income	23,553	34,558
Costs and Other Deductions
Purchased crude oil and products	11,225	17,193
Operating expenses	5,404	5,395
Selling, general and administrative expenses	998	944
Exploration expenses	370	592
Depreciation, depletion and amortization	4,403	4,411
Taxes other than on income*	2,864	3,118
Total Costs and Other Deductions	25,264	31,653
Income (Loss) Before Income Tax Expense	(1,711)	2,905
Income Tax Expense (Benefit)	(1,004)	305
Net Income (Loss)	(707)	2,600
Less: Net income attributable to noncontrolling interests	18	33
Net Income (Loss) Attributable to Chevron Corporation	$(725)	$2,567
Per Share of Common Stock:
Net Income (Loss) Attributable to Chevron Corporation
— Basic	$(0.39)	$1.38
— Diluted	$(0.39)	$1.37
Dividends	$1.07	$1.07
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,869,775	1,866,655
— Diluted	1,869,775	1,876,498
____________________
* Includes excise, value-added and similar taxes:	$1,652	$1,877

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Net Income (Loss)	$(707)	$2,600
Currency translation adjustment	9	(25)
Unrealized holding gain on securities:
Net gain arising during period	9	2
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	181	170
Actuarial loss arising during period	—	(8)
Prior service cost:
Amortization to net income of net prior service costs	5	6
Defined benefit plans sponsored by equity affiliates	9	13
Income tax expense on defined benefit plans	(72)	(79)
Total	123	102
Other Comprehensive Gain, Net of Tax	141	79
Comprehensive Income (Loss)	(566)	2,679
Comprehensive income attributable to noncontrolling interests	(18)	(33)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$(584)	$2,646

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31 2016	At December 31 2015
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$8,562	$11,022
Marketable securities	317	310
Accounts and notes receivable, net	12,459	12,860
Inventories
Crude oil and petroleum products	3,723	3,535
Chemicals	449	490
Materials, supplies and other	2,336	2,309
Total inventories	6,508	6,334
Prepaid expenses and other current assets [1]	3,867	3,904
Total Current Assets	31,713	34,430
Long-term receivables, net	2,492	2,412
Investments and advances	27,510	27,110
Properties, plant and equipment, at cost	344,895	340,277
Less: Accumulated depreciation, depletion and amortization	154,955	151,881
Properties, plant and equipment, net	189,940	188,396
Deferred charges and other assets [1,2]	6,514	6,155
Goodwill	4,588	4,588
Assets held for sale	1,085	1,449
Total Assets	$263,842	$264,540
LIABILITIES AND EQUITY
Short-term debt [2]	$9,630	$4,927
Accounts payable	12,696	13,516
Accrued liabilities	4,904	4,833
Federal and other taxes on income [1]	803	1,073
Other taxes payable	1,129	1,118
Total Current Liabilities	29,162	25,467
Long-term debt [2]	32,635	33,542
Capital lease obligations	74	80
Deferred credits and other noncurrent obligations	23,330	23,465
Noncurrent deferred income taxes [1]	19,592	20,165
Noncurrent employee benefit plans	7,573	7,935
Total Liabilities	112,366	110,654
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at March 31, 2016, and December 31, 2015)	1,832	1,832
Capital in excess of par value	16,362	16,330
Retained earnings	178,853	181,578
Accumulated other comprehensive loss	(4,150)	(4,291)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (557,974,193 and 559,862,580 shares at March 31, 2016, and December 31, 2015, respectively)	(42,350)	(42,493)
Total Chevron Corporation Stockholders’ Equity	150,307	152,716
Noncontrolling interests	1,169	1,170
Total Equity	151,476	153,886
Total Liabilities and Equity	$263,842	$264,540
____________________
[1] 2015 adjusted to conform to ASU 2015-17. Refer to Note 9, "Income Taxes" beginning on page 13.
[2] 2015 adjusted to conform to ASU 2015-03. Refer to Note 5, "New Accounting Standards" on page 10.
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$(707)	$2,600
Adjustments
Depreciation, depletion and amortization	4,403	4,411
Dry hole expense	262	348
Distributions less than income from equity affiliates	(219)	(1,208)
Net before-tax gains on asset retirements and sales	(27)	(638)
Net foreign currency effects	212	(87)
Deferred income tax provision	(1,089)	(921)
Net increase in operating working capital	(993)	(1,985)
Increase in long-term receivables	(68)	(23)
Net decrease in other deferred charges	3	27
Cash contributions to employee pension plans	(461)	(85)
Other	(175)	(120)
Net Cash Provided by Operating Activities	1,141	2,319
Investing Activities
Capital expenditures	(5,566)	(7,602)
Proceeds and deposits related to asset sales	82	948
Net maturities of time deposits	—	8
Net sales (purchases) of marketable securities	—	—
Net borrowing of loans by equity affiliates	(92)	(40)
Net sales of other short-term investments	67	80
Net Cash Used for Investing Activities	(5,509)	(6,606)
Financing Activities
Net borrowings of short-term obligations	3,802	117
Proceeds from issuance of long-term debt	—	5,993
Repayments of long-term debt and other financing obligations	(14)	(8)
Cash dividends — common stock	(2,000)	(1,997)
Net sales of treasury shares	123	55
Net Cash Provided by Financing Activities	1,911	4,160
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	17
Net Change in Cash and Cash Equivalents	(2,460)	(110)
Cash and Cash Equivalents at January 1	11,022	12,785
Cash and Cash Equivalents at March 31	$8,562	$12,675

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2016, are not necessarily indicative of future financial results. The term “earnings” is defined as net income (loss) attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2015 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ending March 31, 2016, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Three Months Ended March 31, 2016
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(140)	$(29)	$(2)	$(4,120)	$(4,291)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	9	9	—	9	27
Reclassifications (2)	—	—	—	114	114
Net Other Comprehensive Income (Loss)	9	9	—	123	141
Balance at March 31	$(131)	$(20)	$(2)	$(3,997)	$(4,150)
______________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $186 million that are included in employee benefit costs for the three months ending March 31, 2016. Related income taxes for the same period, totaling $72 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first three months of 2016 and 2015 is as follows:

	2016			2015
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$152,716	$1,170	$153,886	$155,028	$1,163	$156,191
Net income (loss)	(725)	18	(707)	2,567	33	2,600
Dividends	(2,001)	—	(2,001)	(1,997)	—	(1,997)
Treasury shares, net	143	—	143	62	—	62
Other changes, net*	174	(19)	155	143	2	145
Balance at March 31	$150,307	$1,169	$151,476	$155,803	$1,198	$157,001
 _________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Decrease in accounts and notes receivable	$468	$1,207
Increase in inventories	(176)	(332)
Increase in prepaid expenses and other current assets	(241)	(368)
Decrease in accounts payable and accrued liabilities	(1,039)	(3,010)
(Decrease) increase in income and other taxes payable	(5)	518
Net increase in operating working capital	$(993)	$(1,985)
The “Net increase in operating working capital” includes reductions of $2 million and $4 million for excess income tax benefits associated with stock options exercised during the three months ended March 31, 2016, and 2015, respectively. These amounts are offset by an equal amount in “Net sales (purchases) of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for income taxes:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Income taxes	$453	$953
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 14 under the heading "Restricted Cash."
The “Net maturities of time deposits” consisted of the following gross amounts:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Investments in time deposits	$—	$—
Maturities of time deposits	—	8
Net maturities of time deposits	$—	$8
The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Marketable securities purchased	$(6)	$—
Marketable securities sold	6	—
Net sales (purchases) of marketable securities	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net borrowing of loans by equity affiliates” consisted of the following gross amounts:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Borrowing of loans by equity affiliates	$(96)	$(40)
Repayment of loans by equity affiliates	4	—
Net borrowing of loans by equity affiliates	$(92)	$(40)
The “Net sales of other short-term investments” consisted of the following gross amounts:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Purchases of other short-term investments	$(13)	$(35)
Sales of other short-term investments	80	115
Net sales of other short-term investments	$67	$80
The “Net borrowings of short-term obligations" consisted of the following gross and net amounts:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Repayments of short-term obligations	$(3,152)	$(5,070)
Proceeds from issuances of short-term obligations	2,831	3,154
Net borrowings of short-term obligations with three months or less maturity	4,123	2,033
Net borrowings of short-term obligations	$3,802	$117
The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1 million for the first three months in 2016 and $1 million for the first three months in 2015. No purchases were made under the company's share repurchase program in the first three months of 2016 or 2015.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Additions to properties, plant and equipment	$5,285	$7,343
Additions to investments	115	112
Current year dry hole expenditures	166	147
Capital expenditures	5,566	7,602
Expensed exploration expenditures	108	244
Assets acquired through capital lease obligations	4	7
Capital and exploratory expenditures, excluding equity affiliates	5,678	7,853
Company’s share of expenditures by equity affiliates	791	730
Capital and exploratory expenditures, including equity affiliates	$6,469	$8,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. New Accounting Standards
Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. Effective January 1, 2016, Chevron adopted ASU 2015-03 on a retrospective basis. The standard requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability.  The effects of retrospective adoption on the December 31, 2015, Consolidated Balance Sheet were reductions of $43 million in "Deferred charges and other assets", $1 million in "Short-term debt" and $42 million in "Long-term debt".
Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which becomes effective for the company January 1, 2018. The standard provides a single comprehensive revenue recognition model for contracts with customers, eliminates most industry-specific revenue recognition guidance, and expands disclosure requirements. "Sales and Other Operating Revenues” on the Consolidated Statement of Income includes excise, value-added and similar taxes on sales transactions. Upon adoption of the standard, revenue will exclude sales-based taxes collected on behalf of third parties, which will have no impact to earnings. The company continues to evaluate the effect of the standard on its consolidated financial statements.
Leases (Topic 842) In February 2016, the FASB issued ASU 2016-02 which becomes effective for the company January 1, 2019. The standard is intended to improve financial reporting about leasing transactions and will require that lessees present right-of-use assets and lease liabilities on the balance sheet. The company is evaluating the effect of the standard on the company’s consolidated financial statements.

Note 6. Operating Segments and Geographic Data
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2016, and 2015, are presented in the following table:

	Three Months Ended March 31
Segment Earnings	2016	2015
	(Millions of dollars)
Upstream
United States	$(850)	$(460)
International	(609)	2,020
Total Upstream	(1,459)	1,560
Downstream
United States	247	706
International	488	717
Total Downstream	735	1,423
Total Segment Earnings	(724)	2,983
All Other
Interest Income	15	17
Other	(16)	(433)
Net Income (Loss) Attributable to Chevron Corporation	$(725)	$2,567
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2016, and December 31, 2015, are as follows:

Segment Assets	At March 31 2016	At December 31 2015
	(Millions of dollars)
Upstream
United States [1]	$45,924	$46,383
International [1]	164,168	162,030
Goodwill	4,588	4,588
Total Upstream	214,680	213,001
Downstream
United States [1]	21,032	21,404
International	15,337	14,982
Total Downstream	36,369	36,386
Total Segment Assets	251,049	249,387
All Other
United States [1,2]	5,266	4,728
International	7,527	10,425
Total All Other	12,793	15,153
Total Assets — United States	72,222	72,515
Total Assets — International	187,032	187,437
Goodwill	4,588	4,588
Total Assets	$263,842	$264,540
____________________
[1] 2015 adjusted to conform to ASU 2015-17. Refer to Note 9, "Income Taxes" beginning on page 13.
[2] 2015 adjusted to conform to ASU 2015-03. Refer to Note 5, "New Accounting Standards" on page 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2016, and 2015, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
Sales and Other Operating Revenues	2016	2015
	(Millions of dollars)
Upstream
United States	$2,072	$3,349
International	5,021	7,215
Subtotal	7,093	10,564
Intersegment Elimination — United States	(1,331)	(2,111)
Intersegment Elimination — International	(1,929)	(2,992)
Total Upstream	3,833	5,461
Downstream
United States	9,167	12,434
International	10,308	14,864
Subtotal	19,475	27,298
Intersegment Elimination — United States	(4)	(6)
Intersegment Elimination — International	(263)	(474)
Total Downstream	19,208	26,818
All Other
United States	249	325
International	8	7
Subtotal	257	332
Intersegment Elimination — United States	(220)	(290)
Intersegment Elimination — International	(8)	(6)
Total All Other	29	36
Sales and Other Operating Revenues
United States	11,488	16,108
International	15,337	22,086
Subtotal	26,825	38,194
Intersegment Elimination — United States	(1,555)	(2,407)
Intersegment Elimination — International	(2,200)	(3,472)
Total Sales and Other Operating Revenues	$23,070	$32,315

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$16,864	$24,283
Costs and other deductions	17,996	24,455
Net income (loss) attributable to CUSA	(444)	162

	At March 31 2016	At December 31 2015
	(Millions of dollars)
Current assets	$8,882	$9,732
Other assets	58,719	59,170
Current liabilities	13,989	13,664
Other liabilities	28,062	29,100
Total CUSA net equity	$25,550	$26,138
Memo: Total debt	$14,457	$14,462
Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$2,260	$3,484
Costs and other deductions	1,393	2,026
Net income attributable to TCO	604	1,023
Note 9. Income Taxes
Taxes on income for the first quarter of 2016 benefited earnings by $1.0 billion, compared with a $0.3 billion charge for the corresponding period in 2015. The associated effective tax rates (calculated as the amount of Income Tax Expense (Benefit) divided by Income (Loss) Before Income Tax Expense) for the first quarters of 2016 and 2015 were 59 percent and 10 percent, respectively.
Excluding the effects of equity earnings, the quarterly effective tax rates were 47 percent and 14 percent, an increase of 33 percent between periods. This increase primarily resulted from the absence of a one-time tax benefit related to a reduction in statutory tax rates in the United Kingdom and foreign currency remeasurement effects. Jurisdictional mix effects between periods were not significant.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2016. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Angola — 2009, Saudi Arabia — 2012 and Kazakhstan — 2007.
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
Effective January 1, 2016, Chevron early-adopted Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17), on a retrospective basis. The standard provides that all deferred income taxes be classified as noncurrent on the Consolidated Balance Sheet. The prior requirement was to classify most deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets and liabilities based on the classification of the underlying asset or liability. The effects of retrospective adoption on the December 31, 2015, Consolidated Balance Sheet were reductions of $917 million in "Prepaid expenses and other current assets", $603 million in "Deferred charges and other assets", $996 million in "Federal and other taxes on income", and $524 million in "Noncurrent deferred income taxes".
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
The components of net periodic benefit costs for 2016 and 2015 are as follows:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Pension Benefits
United States
Service cost	$123	$135
Interest cost	94	126
Expected return on plan assets	(181)	(196)
Amortization of prior service credits	(2)	(2)
Amortization of actuarial losses	84	89
Settlement losses	81	54
Total United States	199	206
International
Service cost	40	45
Interest cost	67	69
Expected return on plan assets	(62)	(65)
Amortization of prior service costs	4	5
Amortization of actuarial losses	11	18
Total International	60	72
Net Periodic Pension Benefit Costs	$259	$278
Other Benefits*
Service cost	$15	$18
Interest cost	32	38
Amortization of prior service costs	3	3
Amortization of actuarial losses	5	9
Net Periodic Other Benefit Costs	$55	$68
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of 2015 and as of March 31, 2016 the company estimated it would contribute $900 million to employee pension plans during 2016 (composed of $650 million for the U.S. plans and $250 million for the international plans). Through March 31, 2016, a total of $461 million was contributed (including $302 million to the U.S. plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2016, the company contributed $48 million to its OPEB plans. The company anticipates contributing approximately $143 million during the remainder of 2016.
Note 11. Assets Held For Sale
At March 31, 2016, the company classified $1,085 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2015 and the first three months of 2016 were not material.
Note 12. Litigation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lago Agrio Plaintiffs' Enforcement Actions Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision and, on December 17, 2013, the Court of Appeals for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron appealed the decision to the Supreme Court of Canada and, on September 4, 2015, the Supreme Court dismissed the appeal and affirmed that the Ontario Superior Court of Justice has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action. The recognition and enforcement proceeding and related preliminary motions are proceeding in the Ontario Superior Court of Justice.
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
On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013, the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014 to which the Lago Agrio plaintiffs responded on December 29, 2015.
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
Company's Bilateral Investment Treaty Arbitration Claims Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On February 9, 2011, the Tribunal issued an Order for Interim Measures requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and without Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On January 25, 2012, the Tribunal converted the Order for Interim Measures into an Interim Award. Chevron filed a renewed application for further interim measures on January 4, 2012, and the Republic of Ecuador opposed Chevron’s application and requested that the existing Order for Interim Measures be vacated on January 9, 2012. On February 16, 2012, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron's arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Republic of Ecuador subsequently filed in the District Court of the Hague a request to set aside the Tribunal’s Interim Awards and the First Partial Award (described below), and on January 20, 2016, the District Court denied the Republic's request. On April 13, 2016, the Republic of Ecuador appealed the decision.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 13. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 9 on page 13 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Contingencies On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. On March 14, 2012, the company identified a small, second seep in a different part of the field. No evidence of any coastal or wildlife impacts related to either of these seeps has emerged. As reported in the company’s previously filed periodic reports, it has resolved civil claims relating to these incidents brought by a Brazilian federal district prosecutor. As also reported previously, the federal district prosecutor also filed criminal charges against Chevron and 11 Chevron employees. These charges were dismissed by the trial court on February 19, 2013, reinstated by an appellate court on October 9, 2013, and then, upon Chevron's motion for reconsideration, dismissed by the appellate court on August 27, 2015. The federal district prosecutor has appealed the appellate court’s decision.
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

Note 14. Fair Value Measurements
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2016, and December 31, 2015, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2016				At December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$317	$317	$—	$—	$310	$310	$—	$—
Derivatives	58	39	19	—	205	189	16	—
Total Assets at Fair Value	$375	$356	$19	$—	$515	$499	$16	$—
Derivatives	53	41	12	—	53	47	6	—
Total Liabilities at Fair Value	$53	$41	$12	$—	$53	$47	$6	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Assets carried at fair value at March 31, 2016, and December 31, 2015, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $8.6 billion and $11.0 billion at March 31, 2016, and December 31, 2015, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2016.
Restricted Cash had a carrying/fair value of $1.0 billion and $1.1 billion at March 31, 2016, and December 31, 2015, respectively. At March 31, 2016, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments, and funds held in escrow for tax-deferred exchanges and asset divestitures, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $24.6 billion and $25.6 billion at March 31, 2016, and December 31, 2015, respectively. The fair value of long-term debt at March 31, 2016, and December 31, 2015 was $25.4 billion and $25.9 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $24.6 billion and classified as Level 1. The fair value of the other bonds is $0.8 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2016, and December 31, 2015, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2016, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2016
	Total	Level 1	Level 2	Level 3	Before-Tax Loss

Properties, plant and equipment, net (held and used)	$31	$—	$2	$29	$74
Properties, plant and equipment, net (held for sale)	194	—	194	—	227
Investments and advances	—	—	—	—	4
Total Assets at Fair Value	$225	$—	$196	$29	$305
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2016.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2016.

Note 15. Financial and Derivative Instruments
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
Derivative instruments measured at fair value at March 31, 2016, and December 31, 2015, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At March 31 2016	At December 31 2015
Commodity	Accounts and notes receivable, net	$53	$200
Commodity	Long-term receivables, net	5	5
Total Assets at Fair Value		$58	$205
Commodity	Accounts payable	$48	$51
Commodity	Deferred credits and other noncurrent obligations	5	2
Total Liabilities at Fair Value		$53	$53

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended March 31
Type of Contract	Statement of Income Classification	2016	2015
Commodity	Sales and other operating revenues	$(26)	$(121)
Commodity	Purchased crude oil and products	(4)	14
Commodity	Other income	(1)	(7)
		$(31)	$(114)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2016, and December 31, 2015.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2016
Derivative Assets	$1,636	$1,578	$58	$—	$58
Derivative Liabilities	$1,632	$1,579	$53	$—	$53

At December 31, 2015
Derivative Assets	$2,459	$2,254	$205	$—	$205
Derivative Liabilities	$2,307	$2,254	$53	$—	$53

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Restructuring and Reorganization Costs
In first quarter 2016, the company recorded additional charges for employee reduction programs related to the restructuring and reorganization of certain upstream operations, which are expected to be substantially completed by the end of 2016. A before-tax charge of $73 million ($71 million after-tax) was recorded in International Upstream and $23 million ($14 million after-tax) was recorded in the U.S. Upstream segment as “Operating expenses” on the Consolidated Statement of Income. The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2016	$293
Accruals/Adjustments	96
Payments	(98)
Balance at March 31, 2016	$291

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2016 Compared with First Quarter 2015

Key Financial Results
Earnings by Business Segment

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Upstream
United States	$(850)	$(460)
International	(609)	2,020
Total Upstream	(1,459)	1,560
Downstream
United States	247	706
International	488	717
Total Downstream	735	1,423
Total Segment Earnings	(724)	2,983
All Other	(1)	(416)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$(725)	$2,567
_____________________
(1) Includes foreign currency effects	$(319)	$580
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income (loss) attributable to Chevron Corporation for the first three months of 2016 was a loss of $725 million ($0.39 per share — diluted), compared with earnings of $2.57 billion ($1.37 per share — diluted) in the first three months of 2015.
Upstream incurred a loss of $1.46 billion in first quarter 2016 compared to earnings of $1.56 billion in the corresponding 2015 period. The decrease was mainly due to lower crude oil and natural gas realizations, and the absence of a first quarter 2015 reduction in statutory tax rates in the United Kingdom, along with unfavorable foreign currency effects.
Downstream earnings in first quarter 2016 were $735 million compared with $1.42 billion in the corresponding 2015 period. The decrease was due to lower margins on refined product sales, an asset impairment and unfavorable foreign currency effects.
Refer to pages 27 through 29 for additional discussion of results by business segment and “All Other” activities for first quarter of 2016 versus the same period in 2015.

Business Environment and Outlook
Chevron is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Canada, China, Colombia, Democratic Republic of the Congo, Denmark, Indonesia, Kazakhstan, Myanmar, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, Philippines, Republic of Congo, Singapore, South Africa, South Korea, Thailand, Trinidad and Tobago, the United Kingdom, the United States, and Venezuela.
Earnings of the company depend mostly on the profitability of its upstream business segment. The biggest factor affecting the results of operations for the upstream segment is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2014, reflecting persistently high global crude oil inventories and production. The downturn in the price of crude oil has impacted, and, depending upon its duration, will continue to significantly impact the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets. The company is responding with reductions in operating expenses, including employee reductions, reductions in capital and exploratory expenditures in 2016 and future periods, and increased asset sales. The company anticipates that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing of any such increase is unknown. In the company's downstream business, crude oil is the largest cost component of refined products.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 and to "Risk Factors" on pages 21 through 23 of the company’s 2015 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Refer to the "Results of Operations" section, beginning on page 27 for discussions of net gains on asset sales during 2016. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. In recent years, Chevron and the oil and gas industry generally experienced an increase in certain costs that exceeded the general trend of inflation in many areas of the world. As a result of the decline in prices of crude oil and other commodities since mid-2014, these costs have declined. Capital and exploratory expenditures and operating expenses can also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $52 per barrel for the full-year 2015. During 2016, Brent averaged $34 per barrel in the first quarter, and ended April at about $45. The majority of the company’s equity crude production is priced based on the Brent benchmark. After falling sharply over second-half 2015 due to growing market over supply, prices hit multi-year lows of about $27 per barrel in January 2016 before firming over the remainder of first quarter 2016 as oil and gas capital budgets were cut, non-OPEC supply growth plateaued, and OPEC discussed freezing production with major producers. First quarter 2016 Brent-related crude prices in the Atlantic Basin also reflect refinery maintenance in North America, rising production and exports from Iran, and rising geopolitical tensions in key regions.
The WTI price averaged $49 per barrel for the full-year 2015. During 2016, WTI averaged $33 per barrel in the first quarter, and ended April at about $46. WTI traded at a discount to Brent throughout 2015 and the first three months of 2016 as markets adapted to the lifting of the U.S. export ban and inventories remained near record levels in the U.S.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In first quarter 2016, the differential eased in North America as planned and unplanned outages restricted heavy crude supply from Canada, while renewed imports and steady U.S. production dampened support for light sweet crude oil pricing. Outside of North America, differentials widened as rising output from Iran and other Middle East producers pressured values of heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 32 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. In the United States, prices at Henry Hub averaged $1.99 per thousand cubic feet (MCF) for the first three months of 2016, compared with $2.87 during the first three months of 2015. At the end of April 2016, the Henry Hub spot price was $1.91 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Approximately 85 percent of the equity LNG offtake from the operated Australian LNG projects is targeted to be sold into binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas realizations averaged $3.91 per MCF during the first three months of 2016, compared with $5.01 per MCF in the same period last year. (See page 32 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2016 averaged 2.666 million barrels per day. About one-fourth of the company’s net oil-equivalent production in the first three months of 2016 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the first quarter of 2016 or 2015. At their December 2015 meeting, members of OPEC did not agree on a target production level effectively removing all limits on production. Subsequently, in January 2016 nuclear-related sanctions on Iran were lifted, and April discussions between OPEC and non-OPEC producers failed to reach agreement on a proposal to freeze production at January 2016 levels. As such, OPEC output is now considered likely to increase from recent levels of approximately 31.5 million barrels per day as Iranian production and exports recover.
The company estimates that net oil-equivalent production for the full-year 2016 will be flat to 4 percent growth compared to 2015. This estimate is subject to many factors and uncertainties, including the duration of the low price environment that began in second-half 2014; quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.

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
Refer to the “Results of Operations” section on page 28 and 29 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Operating Developments
Noteworthy operating developments in recent months included the following:

•	Angola — Start-up is ongoing at the Angola LNG plant, with LNG production and a cargo shipment expected in May.

•	Australia — Announced first LNG production and first cargo shipment from Train 1 at the Gorgon Project.

•	China — Achieved first production from the Chuandongbei Project.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
U.S. Upstream Earnings	$(850)	$(460)
U.S. upstream operations incurred a loss of $850 million compared to a loss of $460 million from the corresponding period in 2015. The decrease was due to lower crude oil and natural gas realizations of $460 million and $60 million, respectively, partially offset by lower operating expenses of $110 million.

The company’s average realization per barrel for U.S. crude oil and natural gas liquids in first quarter 2016 was $26, compared to $43 a year earlier. The average natural gas realization in first quarter 2016 was $1.32 per thousand cubic feet and $2.27 in 2015.
Net oil-equivalent production of 701,000 barrels per day in first quarter 2016 was up 2,000 barrels per day from the first quarter a year earlier. Production increases due to project ramp-ups in the Gulf of Mexico, the Marcellus Shale in western Pennsylvania, and the Permian Basin in Texas and New Mexico were mostly offset by maintenance-related downtime in the Gulf of Mexico, normal field declines and the effect of asset sales.
The net liquids component of oil-equivalent production of 490,000 barrels per day in the first quarter was essentially unchanged from the corresponding 2015 period. Net natural gas production was 1.27 billion cubic feet per day in first quarter 2016, an increase of 1 percent from the comparative 2015 period.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
International Upstream Earnings*	$(609)	$2,020
___________________
* Includes foreign currency effects	$(298)	$522
International upstream incurred a loss of $609 million in first quarter 2016 compared with earnings of $2.02 billion from the corresponding period in 2015. The decrease was due to lower crude oil and natural gas realizations of $1.16 billion and $240 million, the absence of a first quarter 2015 reduction in statutory tax rates in the United Kingdom of $350 million, and lower gains on asset sales of $320 million. Partially offsetting these effects were higher liftings of $220 million and lower exploration expenses of $90 million. Foreign currency effects decreased earnings by $298 million in the 2016 quarter, compared with an increase of $522 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in first quarter 2016 was $29 compared with $46 a year earlier. The average natural gas realization per thousand cubic feet in first quarter 2016 was $3.91 compared with $5.01 in the corresponding 2015 period.
International net oil-equivalent production of 1.97 million barrels per day in first quarter 2016 was down 17,000 barrels per day, or 1 percent, from first quarter a year ago. Production increases from project ramp-ups in Nigeria and other areas, and production entitlement effects in several locations, were more than offset by the Partitioned Zone shut-in and normal field declines.
The net liquids component of oil-equivalent production of 1.29 million barrels per day in the first quarter 2016 decreased 2 percent from first quarter 2015. Net natural gas production totaled 4.04 billion cubic feet per day in first quarter 2016, essentially unchanged from the 2015 period.
Downstream

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
U.S. Downstream Earnings	$247	$706
U.S. downstream operations earned $247 million in first quarter 2016, compared with earnings of $706 million a year earlier. The decrease was primarily due to lower margins on refined product sales of $190 million, an asset impairment of $110 million, higher operating expenses of $90 million primarily due to planned turnaround activity in first quarter 2016, and lower earnings from 50 percent-owned Chevron Phillips Chemical Company LLC of $70 million.
Refinery crude oil input in first quarter 2016 increased 4 percent to 957,000 barrels per day from the year-ago period.
Refined product sales of 1.21 million barrels per day were unchanged from first quarter 2015. Branded gasoline sales of 510,000 barrels per day were up 1 percent from the 2015 period.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
International Downstream Earnings*	$488	$717
___________________
* Includes foreign currency effects	$(48)	$54
International downstream operations earned $488 million in first quarter 2016, compared with $717 million a year earlier. The decrease was primarily due to lower margins on refined product sales of $240 million, partially offset by lower operating expenses of $70 million and a favorable change in effects on derivative instruments of $30 million. Foreign currency effects decreased earnings by $48 million in first quarter 2016, compared with an increase of $54 million a year earlier.
Refinery crude oil input of 795,000 barrels per day in first quarter 2016 increased 13,000 barrels per day from the year-ago period, mainly due to lower turnaround activity, partially offset by the divestment of Caltex Australia Limited.
Total refined product sales of 1.44 million barrels per day in first quarter 2016 were down 144,000 barrels per day from the year-ago period, mainly as a result of the Caltex Australia Limited divestment.
All Other

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Net Charges*	$(1)	$(416)
___________________
* Includes foreign currency effects	$27	$4
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in first quarter 2016 were $1 million, compared with $416 million a year earlier. The change between periods was mainly due to lower corporate tax items. Foreign currency effects decreased net charges by $27 million for the first three months of 2016, compared to $4 million in the 2015 period.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$23,070	$32,315
Sales and other operating revenues decreased $9.2 billion in the first quarter, primarily due to lower refined product and crude oil prices.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Income from equity affiliates	$576	$1,401
Income from equity affiliates in the quarterly period decreased mainly due to lower upstream-related earnings from Petropiar of Venezuela and Tengizchevroil in Kazakhstan, lower downstream-related earnings from CPChem in the United States and GS Caltex in South Korea, and the effect of the sale of Caltex Australia Limited.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Other income (loss)	$(93)	$842
Other income for the first quarter decreased due to lower gains on asset sales and an unfavorable swing in foreign currency effects.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Purchased crude oil and products	$11,225	$17,193
Crude oil and product purchases decreased $6.0 billion in the first quarter, primarily due to lower crude oil and refined product prices, partially offset by crude oil volumes.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,402	$6,339
Operating, selling, general and administrative expenses increased $63 million between quarterly periods mostly due to additional charges related to rig termination fees, employee reductions and planned turnaround activity at refineries in the United States. Largely offsetting the increase were lower other employee, fuel and transportation expenses.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Exploration expenses	$370	$592
The decrease in exploration expenses for the first quarter was mostly due to lower geological and geophysical expenses, and lower charges for well write-offs.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Depreciation, depletion and amortization	$4,403	$4,411

Depreciation, depletion and amortization expenses for the first quarter were essentially unchanged from the 2015 period as lower production levels for certain oil and gas producing fields and lower impairment expense related to upstream properties were mostly offset by the 2016 impairment of a downstream asset and higher depreciation rates for certain oil and gas producing fields.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Taxes other than on income	$2,864	$3,118
Taxes other than on income were down in the quarterly period due to lower refined product and crude oil prices, and the divestment of the Pakistan fuels business at the end of June 2015.

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
Income tax expense (benefit)	$(1,004)	$305
Effective income tax rates for the comparative first quarters were 59 percent and 10 percent, for 2016 and 2015, respectively. Excluding the effects of equity earnings, the quarterly effective tax rates were 47 percent and 14 percent, an increase of 33 percent between periods. This increase primarily resulted from the absence of a one-time tax benefit related to a reduction in statutory tax rates in the United Kingdom and foreign currency remeasurement effects.  Jurisdictional mix effects between periods were not significant.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended March 31
	2016	2015
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	490	489
Net natural gas production (MMCFPD)(3)	1,266	1,257
Net oil-equivalent production (MBOEPD)	701	699
Sales of natural gas (MMCFPD)	3,808	4,139
Sales of natural gas liquids (MBPD)	24	22
Revenue from net production
Liquids ($/Bbl)	$26.49	$43.11
Natural gas ($/MCF)	$1.32	$2.27
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,291	1,312
Net natural gas production (MMCFPD)(3)	4,044	4,026
Net oil-equivalent production (MBOEPD)(4)	1,965	1,982
Sales of natural gas (MMCFPD)	4,558	4,445
Sales of natural gas liquids (MBPD)	24	27
Revenue from liftings
Liquids ($/Bbl)	$29.14	$46.49
Natural gas ($/MCF)	$3.91	$5.01
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,666	2,681
U.S. Downstream
Gasoline sales (MBPD)(5)	616	602
Other refined product sales (MBPD)	594	604
Total refined product sales (MBPD)	1,210	1,206
Sales of natural gas liquids (MBPD)	105	106
Refinery input (MBPD)	957	918
International Downstream
Gasoline sales (MBPD)(5)	360	360
Other refined product sales (MBPD)	707	735
Share of affiliate sales (MBPD)	369	485
Total refined product sales (MBPD)	1,436	1,580
Sales of natural gas liquids (MBPD)	64	80
Refinery input (MBPD)	795	782
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	67	69
International	428	451
(4) Includes net production of synthetic oil:
Canada	49	51
Venezuela affiliate	27	30
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $8.9 billion at March 31, 2016, down $2.5 billion from year-end 2015. Cash provided by operating activities in the first three months of 2016 was $1.1 billion, compared with $2.3 billion in the year-ago period, reflecting lower crude prices. Cash capital and exploratory expenditures decreased $2.2 billion between periods, reflecting lower activity.
Dividends The company paid dividends of $2.0 billion to common shareholders during the first three months of 2016. In April 2016, the company declared a quarterly dividend of $1.07 per common share, payable in June 2016.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $42.3 billion at March 31, 2016, up from $38.5 billion at December 31, 2015.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at March 31, 2016 was $12.1 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $17.6 billion at March 31, 2016, and $12.9 billion at December 31, 2015. Of these amounts, $8.0 billion was reclassified to long-term at both March 31, 2016, and December 31, 2015. At March 31, 2016, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2016, the company had $8.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $6.0 billion and can be renewed for an additional 364-day period or the company can convert any amounts outstanding into a term loan for a period of up to one year, and a $2.0 billion five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2016. In addition, the company has an automatic shelf registration statement that expires in August 2018 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation and Texaco Capital Inc. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA- by Standard and Poor’s Corporation. In April 2016, Moody’s Investors Service changed its ratings for these securities from Aa1 to Aa2. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015 or through the first three months of 2016, and the company does not plan to acquire any shares under the program for the remainder of the year. From the inception of the program through 2014, the company purchased 180.9 million shares for $20.0 billion.
Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both March 31, 2016, and December 31, 2015. There were no distributions to noncontrolling interests during the first three months of 2016 or for the same period in 2015.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.1 at March 31, 2016, and 1.4 at December 31, 2015, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2016, the book value of inventory was lower than replacement cost.

Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 22.0 percent at March 31, 2016, and 20.2 percent at year-end 2015.
Pension Obligations Information related to pension plan contributions is included on pages 14 and 15 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $6.5 billion in the first three months of 2016, compared with $8.6 billion in the corresponding 2015 period. The amounts included the company’s share of affiliates’ expenditures of $0.8 billion and $0.7 billion in the 2016 and 2015 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2016 were $6.0 billion, representing 92 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended March 31
	2016	2015
	(Millions of dollars)
United States
Upstream	$1,276	$2,318
Downstream	421	285
All Other	22	63
Total United States	1,719	2,666
International
Upstream	4,690	5,842
Downstream	59	75
All Other	1	—
Total International	4,750	5,917
Worldwide	$6,469	$8,583

Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 12 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 12 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on pages 13 and 14 in Note 9 and page 19 in Note 13 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 19 in Note 13 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on pages 19 in Note 13 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 19 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 19 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 20 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2016, does not differ materially from that discussed under Item 7A of Chevron’s 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2016.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2016, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Government Proceedings In April 2016, Chevron received a proposal from the South Coast Air Quality Management District seeking to collectively resolve certain notices of violation issued in 2012 and 2013. Collective resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.

Other Proceedings Information related to other legal proceedings, including Ecuador, is included beginning on page 15 in Note 12 to the Consolidated Financial Statements.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended March 31, 2016, does not differ materially from that set forth under the heading “Risk Factors” on pages 21 through 23 of the company’s 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 – Jan. 31, 2016	9,096	$88.90	—
Feb. 1 – Feb. 29, 2016	1	86.47	—
Mar. 1 – Mar. 31, 2016	—	—	—
Total	9,097	$88.90	—
_______________________

(1)
Includes common shares repurchased from company employees and directors for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee and director stock options. The options were issued to and exercised by management under Chevron long-term incentive plans.

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of December 31, 2014, 180,886,291 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015 or through the first three months of 2016, and the company does not plan to acquire any shares under the program for the remainder of the year.

Item 4.	Mine Safety Disclosures
As of December 24, 2015, Chevron no longer owns or operates mines for which reporting requirements apply under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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
Date: May 5, 2016

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