Form 10-Q
period 2016-06-30
CHEVRON CORP
filed 2016-08-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2016
Common stock, $.75 par value	1,886,520,448

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2016, and 2015	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2016, and 2015	4
	Consolidated Balance Sheet at June 30, 2016, and December 31, 2015	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2016, and 2015	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Mine Safety Disclosures	37
Item 6.	Exhibits	37
Signature		38
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	40
Rule 13a-14(a)/15d-14(a) Certifications		41-42
Rule 13a-14(b)/15d-14(b) Certifications		43-44

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “positions,” “may,” “could,” “should,” “budgets,” “outlook,” “on schedule,” “on track,” “goals,” “objectives” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$27,844	$36,829	$50,914	$69,144
Income from equity affiliates	752	1,169	1,328	2,570
Other income	686	2,359	593	3,201
Total Revenues and Other Income	29,282	40,357	52,835	74,915
Costs and Other Deductions
Purchased crude oil and products	15,278	20,541	26,503	37,734
Operating expenses	5,054	6,077	10,458	11,472
Selling, general and administrative expenses	1,033	1,170	2,031	2,114
Exploration expenses	214	1,075	584	1,667
Depreciation, depletion and amortization	6,721	6,958	11,124	11,369
Taxes other than on income*	2,973	3,173	5,837	6,291
Interest and debt expense	79	—	79	—
Total Costs and Other Deductions	31,352	38,994	56,616	70,647
Income (Loss) Before Income Tax Expense	(2,070)	1,363	(3,781)	4,268
Income Tax Expense (Benefit)	(607)	755	(1,611)	1,060
Net Income (Loss)	(1,463)	608	(2,170)	3,208
Less: Net income attributable to noncontrolling interests	7	37	25	70
Net Income (Loss) Attributable to Chevron Corporation	$(1,470)	$571	$(2,195)	$3,138
Per Share of Common Stock:
Net Income (Loss) Attributable to Chevron Corporation
— Basic	$(0.78)	$0.30	$(1.17)	$1.68
— Diluted	$(0.78)	$0.30	$(1.17)	$1.67
Dividends	$1.07	$1.07	$2.14	$2.14
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,871,995	1,867,561	1,870,885	1,867,110
— Diluted	1,871,995	1,876,705	1,870,885	1,876,603
____________________
* Includes excise, value-added and similar taxes:	1,784	1,965	$3,436	$3,842

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Net Income (Loss)	$(1,463)	$608	$(2,170)	$3,208
Currency translation adjustment	(7)	6	2	(19)
Unrealized holding gain on securities:
Net gain arising during period	1	(8)	10	(6)
Defined benefit plans:
Actuarial loss:
Amortization to net income of net actuarial and settlement losses	198	174	379	344
Actuarial loss arising during period	(14)	8	(14)	—
Prior service cost:
Amortization to net income of net prior service costs	8	8	13	14
Defined benefit plans sponsored by equity affiliates	5	14	14	27
Income tax expense on defined benefit plans	(73)	(73)	(145)	(152)
Total	124	131	247	233
Other Comprehensive Gain, Net of Tax	118	129	259	208
Comprehensive Income (Loss)	(1,345)	737	(1,911)	3,416
Comprehensive income attributable to noncontrolling interests	(7)	(37)	(25)	(70)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$(1,352)	$700	$(1,936)	$3,346

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30 2016	At December 31 2015
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$8,764	$11,022
Marketable securities	320	310
Accounts and notes receivable, net	13,490	12,860
Inventories
Crude oil and petroleum products	3,680	3,535
Chemicals	431	490
Materials, supplies and other	2,316	2,309
Total inventories	6,427	6,334
Prepaid expenses and other current assets [1]	3,470	3,904
Total Current Assets	32,471	34,430
Long-term receivables, net	2,469	2,412
Investments and advances	27,740	27,110
Properties, plant and equipment, at cost	339,081	340,277
Less: Accumulated depreciation, depletion and amortization	154,396	151,881
Properties, plant and equipment, net	184,685	188,396
Deferred charges and other assets [1,2]	6,316	6,155
Goodwill	4,581	4,588
Assets held for sale	3,216	1,449
Total Assets	$261,478	$264,540
LIABILITIES AND EQUITY
Short-term debt [2]	$5,530	$4,927
Accounts payable	13,416	13,516
Accrued liabilities	4,458	4,833
Federal and other taxes on income [1]	490	1,073
Other taxes payable	1,033	1,118
Total Current Liabilities	24,927	25,467
Long-term debt [2]	39,487	33,542
Capital lease obligations	68	80
Deferred credits and other noncurrent obligations	22,712	23,465
Noncurrent deferred income taxes [1]	18,342	20,165
Noncurrent employee benefit plans	7,617	7,935
Total Liabilities	113,153	110,654
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at June 30, 2016, and December 31, 2015)	1,832	1,832
Capital in excess of par value	16,436	16,330
Retained earnings	175,379	181,578
Accumulated other comprehensive loss	(4,032)	(4,291)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (556,156,132 and 559,862,580 shares at June 30, 2016, and December 31, 2015, respectively)	(42,212)	(42,493)
Total Chevron Corporation Stockholders’ Equity	147,163	152,716
Noncontrolling interests	1,162	1,170
Total Equity	148,325	153,886
Total Liabilities and Equity	$261,478	$264,540
____________________
[1] 2015 adjusted to conform to ASU 2015-17. Refer to Note 9, "Income Taxes" beginning on page 13.
[2] 2015 adjusted to conform to ASU 2015-03. Refer to Note 5, "New Accounting Standards" on page 10.
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$(2,170)	$3,208
Adjustments
Depreciation, depletion and amortization	11,124	11,369
Dry hole expense	334	1,160
Distributions less than income from equity affiliates	(486)	(183)
Net before-tax gains on asset retirements and sales	(661)	(3,045)
Net foreign currency effects	302	101
Deferred income tax provision	(2,240)	(727)
Net increase in operating working capital	(2,091)	(2,025)
Increase in long-term receivables	(33)	(89)
Net decrease in other deferred charges	52	42
Cash contributions to employee pension plans	(551)	(386)
Other	92	114
Net Cash Provided by Operating Activities	3,672	9,539
Investing Activities
Capital expenditures	(10,035)	(15,245)
Proceeds and deposits related to asset sales	1,370	4,877
Net maturities of time deposits	—	8
Net sales of marketable securities	2	64
Net borrowing of loans by equity affiliates	(158)	(96)
Net sales of other short-term investments	155	71
Net Cash Used for Investing Activities	(8,666)	(10,321)
Financing Activities
Net borrowings (repayments) of short-term obligations	359	(1,920)
Proceeds from issuance of long-term debt	6,926	5,989
Repayments of long-term debt and other financing obligations	(780)	(15)
Cash dividends — common stock	(4,002)	(3,994)
Distributions to noncontrolling interests	(24)	(26)
Net sales of treasury shares	262	138
Net Cash Provided by Financing Activities	2,741	172
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(19)
Net Change in Cash and Cash Equivalents	(2,258)	(629)
Cash and Cash Equivalents at January 1	11,022	12,785
Cash and Cash Equivalents at June 30	$8,764	$12,156

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2016, are not necessarily indicative of future financial results. The term “earnings” is defined as net income (loss) attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2015 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ending June 30, 2016, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Six Months Ended June 30, 2016
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(140)	$(29)	$(2)	$(4,120)	$(4,291)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	2	10	—	3	15
Reclassifications (2)	—	—	—	244	244
Net Other Comprehensive Income (Loss)	2	10	—	247	259
Balance at June 30	$(138)	$(19)	$(2)	$(3,873)	$(4,032)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $392 million that are included in employee benefit costs for the six months ending June 30, 2016. Related income taxes for the same period, totaling $148 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first six months of 2016 and 2015 is as follows:

	2016			2015
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$152,716	$1,170	$153,886	$155,028	$1,163	$156,191
Net income (loss)	(2,195)	25	(2,170)	3,138	70	3,208
Dividends	(4,004)	—	(4,004)	(3,996)	—	(3,996)
Distributions to noncontrolling interests	—	(24)	(24)	—	(26)	(26)
Treasury shares, net	281	—	281	158	—	158
Other changes, net*	365	(9)	356	341	15	356
Balance at June 30	$147,163	$1,162	$148,325	$154,669	$1,222	$155,891
 _____________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
(Increase) decrease in accounts and notes receivable	$(858)	$296
Increase in inventories	(219)	(611)
Decrease in prepaid expenses and other current assets	23	775
Decrease in accounts payable and accrued liabilities	(699)	(1,894)
Decrease in income and other taxes payable	(338)	(591)
Net increase in operating working capital	$(2,091)	$(2,025)
The “Net increase in operating working capital” includes reductions of $11 million and $13 million for excess income tax benefits associated with stock options exercised during the six months ended June 30, 2016, and 2015, respectively. These amounts are offset by an equal amount in “Net sales of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$50	$—
Income taxes	1,297	3,404
"Depreciation, depletion and amortization" and "Deferred income tax provision" collectively include $2.8 billion in non-cash reductions to properties, plant and equipment relating to impairments and other non-cash charges.
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 14 under the heading "Restricted Cash."
The “Net maturities of time deposits” consisted of the following gross amounts:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Maturities of time deposits	—	8
Net maturities of time deposits	$—	$8
The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Marketable securities purchased	$(9)	$—
Marketable securities sold	11	64
Net sales of marketable securities	$2	$64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net borrowing of loans by equity affiliates” consisted of the following gross amounts:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Borrowing of loans by equity affiliates	$(171)	$(96)
Repayment of loans by equity affiliates	13	—
Net borrowing of loans by equity affiliates	$(158)	$(96)
The “Net sales of other short-term investments” consisted of the following gross amounts:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Purchases of other short-term investments	$(3)	$(46)
Sales of other short-term investments	158	117
Net sales of other short-term investments	$155	$71
The “Net borrowings (repayments) of short-term obligations" consisted of the following gross and net amounts:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Repayments of short-term obligations	$(5,175)	$(8,116)
Proceeds from issuances of short-term obligations	8,494	5,468
Net borrowings of short-term obligations with three months or less maturity	(2,960)	728
Net borrowings (repayments) of short-term obligations	$359	$(1,920)
The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1 million for the first six months in 2016 and $1 million for the first six months in 2015. No purchases were made under the company's share repurchase program in the first six months of 2016 or 2015.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Additions to properties, plant and equipment	$9,796	$14,599
Additions to investments	27	275
Current year dry hole expenditures	211	371
Payments for other liabilities and assets, net	1	—
Capital expenditures	10,035	15,245
Expensed exploration expenditures	250	507
Assets acquired through capital lease obligations	4	29
Capital and exploratory expenditures, excluding equity affiliates	10,289	15,781
Company’s share of expenditures by equity affiliates	1,703	1,526
Capital and exploratory expenditures, including equity affiliates	$11,992	$17,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. New Accounting Standards
Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. Effective January 1, 2016, Chevron adopted ASU 2015-03 on a retrospective basis. The standard requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. The effects of retrospective adoption on the December 31, 2015, Consolidated Balance Sheet were reductions of $43 million in "Deferred charges and other assets," $1 million in "Short-term debt" and $42 million in "Long-term debt".
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
Leases (Topic 842) In February 2016, the FASB issued ASU 2016-02 which becomes effective for the company January 1, 2019. The standard requires that lessees present right-of-use assets and lease liabilities on the balance sheet. The company is evaluating the effect of the standard on the company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month period ended June 30, 2016, and 2015, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Segment Earnings	2016	2015	2016	2015
	(Millions of dollars)
Upstream
United States	$(1,113)	$(1,038)	$(1,963)	$(1,498)
International	(1,349)	(1,181)	(1,958)	839
Total Upstream	(2,462)	(2,219)	(3,921)	(659)
Downstream
United States	537	731	784	1,437
International	741	2,225	1,229	2,942
Total Downstream	1,278	2,956	2,013	4,379
Total Segment Earnings	(1,184)	737	(1,908)	3,720
All Other
Interest Income	17	16	32	32
Other	(303)	(182)	(319)	(614)
Net Income (Loss) Attributable to Chevron Corporation	$(1,470)	$571	$(2,195)	$3,138
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2016, and December 31, 2015, are as follows:

Segment Assets	At June 30 2016	At December 31 2015
	(Millions of dollars)
Upstream
United States [1]	$43,992	$46,383
International [1]	162,142	162,030
Goodwill	4,581	4,588
Total Upstream	210,715	213,001
Downstream
United States [1]	21,949	21,404
International	15,868	14,982
Total Downstream	37,817	36,386
Total Segment Assets	248,532	249,387
All Other
United States [1,2]	5,043	4,728
International	7,903	10,425
Total All Other	12,946	15,153
Total Assets — United States	70,984	72,515
Total Assets — International	185,913	187,437
Goodwill	4,581	4,588
Total Assets	$261,478	$264,540
____________________
[1] 2015 adjusted to conform to ASU 2015-17. Refer to Note 9, "Income Taxes" beginning on page 13.
[2] 2015 adjusted to conform to ASU 2015-03. Refer to Note 5, "New Accounting Standards" on page 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month period ended June 30, 2016, and 2015, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
Sales and Other Operating Revenues	2016	2015	2016	2015
	(Millions of dollars)
Upstream
United States	$2,467	$3,533	$4,539	$6,882
International	5,377	7,408	10,398	14,623
Subtotal	7,844	10,941	14,937	21,505
Intersegment Elimination — United States	(1,810)	(2,553)	(3,141)	(4,664)
Intersegment Elimination — International	(2,278)	(3,281)	(4,207)	(6,273)
Total Upstream	3,756	5,107	7,589	10,568
Downstream
United States	11,716	15,107	20,883	27,541
International	12,539	16,978	22,847	31,842
Subtotal	24,255	32,085	43,730	59,383
Intersegment Elimination — United States	(4)	(8)	(8)	(14)
Intersegment Elimination — International	(196)	(388)	(459)	(862)
Total Downstream	24,055	31,689	43,263	58,507
All Other
United States	296	438	545	763
International	11	10	19	17
Subtotal	307	448	564	780
Intersegment Elimination — United States	(264)	(407)	(484)	(697)
Intersegment Elimination — International	(10)	(8)	(18)	(14)
Total All Other	33	33	62	69
Sales and Other Operating Revenues
United States	14,479	19,078	25,967	35,186
International	17,927	24,396	33,264	46,482
Subtotal	32,406	43,474	59,231	81,668
Intersegment Elimination — United States	(2,078)	(2,968)	(3,633)	(5,375)
Intersegment Elimination — International	(2,484)	(3,677)	(4,684)	(7,149)
Total Sales and Other Operating Revenues	$27,844	$36,829	$50,914	$69,144

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$38,275	$52,777
Costs and other deductions	40,905	54,019
Net income (loss) attributable to CUSA	(1,218)	(290)

	At June 30 2016	At December 31 2015
	(Millions of dollars)
Current assets	$11,100	$9,732
Other assets	56,910	59,170
Current liabilities	14,305	13,664
Other liabilities	27,392	29,100
Total CUSA net equity	$26,313	$26,138
Memo: Total debt	$14,457	$14,462
Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$5,044	$7,304
Costs and other deductions	2,900	4,122
Net income attributable to TCO	1,501	2,232
Note 9. Income Taxes
Taxes on income for the second quarter and first six months of 2016 benefited earnings by $0.6 billion and $1.6 billion, respectively, compared with charges of $0.8 billion and $1.1 billion, respectively for the corresponding periods in 2015. The associated effective tax rates (calculated as the amount of Income Tax Expense (Benefit) divided by Income (Loss) Before Income Tax Expense) for the second quarters of 2016 and 2015 were 29 percent and 55 percent, respectively. For the comparative six-month periods the effective tax rates were 43 percent and 25 percent, respectively.
Excluding the effects of equity earnings, the effective tax rates for the 2016 and 2015 quarterly periods were 24 percent and 334 percent, respectively, a decrease of 310 percent between periods, and the tax rates for the respective six-month periods were 34 percent and 50 percent, a decrease of 16 percent between periods. The decrease in the effective tax rate between the quarterly periods primarily resulted from the effects of valuation allowances recognized on deferred tax assets, the absence of the 2015 sale of the company's interest in Caltex Australia Limited and foreign currency remeasurement effects, partially offset by jurisdictional mix impacts. The decrease in the effective tax rate for the six-month comparative period primarily resulted from the effects of valuation allowances recognized on deferred tax assets and the absence of the 2015 sale of the company's interest in Caltex Australia Limited, partially offset by jurisdictional mix impacts.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2016. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Angola — 2009 and Kazakhstan — 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2016, Chevron early-adopted Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17), on a retrospective basis. The standard provides that all deferred income taxes be classified as noncurrent on the Consolidated Balance Sheet. The prior requirement was to classify most deferred tax assets and liabilities based on the classification of the underlying asset or liability. The effects of retrospective adoption on the December 31, 2015, Consolidated Balance Sheet were reductions of $917 million in "Prepaid expenses and other current assets," $603 million in "Deferred charges and other assets," $996 million in "Federal and other taxes on income," and $524 million in "Noncurrent deferred income taxes."
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
The components of net periodic benefit costs for 2016 and 2015 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Pension Benefits
United States
Service cost	$124	$134	$247	$269
Interest cost	94	125	188	251
Expected return on plan assets	(180)	(196)	(361)	(392)
Amortization of prior service credits	(2)	(2)	(4)	(4)
Amortization of actuarial losses	83	89	167	178
Settlement losses	81	54	162	108
Total United States	200	204	399	410
International
Service cost	43	49	83	94
Interest cost	63	72	130	141
Expected return on plan assets	(61)	(65)	(123)	(130)
Amortization of prior service costs	6	6	10	11
Amortization of actuarial losses	12	23	23	41
Settlement losses	17	—	17	—
Total International	80	85	140	157
Net Periodic Pension Benefit Costs	$280	$289	$539	$567
Other Benefits*
Service cost	$15	$18	$30	$36
Interest cost	32	37	64	75
Amortization of prior service costs	4	4	7	7
Amortization of actuarial losses	5	8	10	17
Net Periodic Other Benefit Costs	$56	$67	$111	$135
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through June 30, 2016, a total of $551 million was contributed to employee pension plans (including $317 million to the U.S. plans.) Total contributions for the full year are currently estimated to be $700 million ($400 million for the U.S. plans and $300 million for the international plans.) The company anticipates it will not make contributions to the primary U.S. pension plan for the remainder of 2016. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2016, the company contributed $95 million to its OPEB plans. The company anticipates contributing approximately $96 million during the remainder of 2016.

Note 11. Assets Held For Sale
At June 30, 2016, the company classified $3,216 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2015 and the first six months of 2016 were not material.
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
Lago Agrio Judgment In 2008, a mining engineer appointed by the court to identify and determine the cause of environmental damage, and to specify steps needed to remediate it, issued a report recommending that the court assess $18.9 billion, which would, according to the engineer, provide financial compensation for purported damages, including wrongful death claims, and pay for, among other items, environmental remediation, health care systems and additional infrastructure for Petroecuador. The engineer’s report also asserted that an additional$8.4 billion could be assessed against Chevron for unjust enrichment. In 2009, following the disclosure by Chevron of evidence that the judge participated in meetings in which businesspeople and individuals holding themselves out as government officials discussed the case and its likely outcome, the judge presiding over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case was recused. In 2010, Chevron moved to strike the mining engineer’s report and to dismiss the case based on evidence obtained through discovery in the United States indicating that the report was prepared by consultants for the plaintiffs before being presented as the mining engineer’s independent and impartial work and showing further evidence of misconduct. In August 2010, the judge issued an order stating that he was not bound by the mining engineer’s report and requiring the parties to provide their positions on damages within 45 days. Chevron subsequently petitioned for recusal of the judge, claiming that he had disregarded evidence of fraud and misconduct and that he had failed to rule on a number of motions within the statutory time requirement.
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
On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 million award issued in an unrelated action by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has moved to set aside the tribunal's award. On September 26, 2014, the Supreme Court of the Netherlands issued an opinion denying Ecuador’s set aside request. A Federal District Court for the District of Columbia confirmed the tribunal's award, and, on August 4, 2015, a panel of the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court's decision. On September 28, 2015, the Court of Appeals denied the Government of Ecuador’s request for full appellate court review of the Federal District Court’s decision. On June 6, 2016, the United States Supreme Court denied the Government of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ecuador's petition for Writ of Certiorari. On July 22, 2016, the Government of Ecuador paid the $96 million award, plus interest, resulting in a payment to Chevron of approximately $113 million.
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
On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013, the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014 to which the Lago Agrio plaintiffs responded on December 29, 2015. On April 19, 2016, the public prosecutor in Argentina issued a non-binding opinion recommending to the National Court, First Instance, of Argentina that it reject the Lago Agrio plaintiffs' request to recognize the Ecuadorian judgment in Argentina.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Chevron receives claims from and submits claims to customers; trading partners; joint venture partners; U.S. federal, state and local regulatory bodies; governments; contractors; insurers; suppliers; and individuals. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve, and may result in gains or losses in future periods.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2016, and December 31, 2015, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2016				At December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$320	$320	$—	$—	$310	$310	$—	$—
Derivatives	23	4	19	—	205	189	16	—
Total Assets at Fair Value	$343	$324	$19	$—	$515	$499	$16	$—
Derivatives	74	69	5	—	53	47	6	—
Total Liabilities at Fair Value	$74	$69	$5	$—	$53	$47	$6	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information.
Assets carried at fair value at June 30, 2016, and December 31, 2015, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $8.8 billion and $11.0 billion at June 30, 2016, and December 31, 2015, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2016.
Restricted Cash had a carrying/fair value of $0.9 billion and $1.1 billion at June 30, 2016, and December 31, 2015, respectively. At June 30, 2016, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities and tax payments, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $31.5 billion and $25.6 billion at June 30, 2016, and December 31, 2015, respectively. The fair value of long-term debt at June 30, 2016, and December 31, 2015 was $32.6 billion and $25.9 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $31.7 billion. The fair value of other long-term debt is $0.9 billion and classified as Level 2.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2016, and December 31, 2015, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2016, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2016
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Six Months Ended

Properties, plant and equipment, net (held and used)	$358	$—	$13	$345	$2,261	$2,335
Properties, plant and equipment, net (held for sale)	288	—	285	3	314	541
Investments and advances	23	—	20	3	214	218
Total Assets at Fair Value	$669	$—	$318	$351	$2,789	$3,094
Properties, plant and equipment Due to reservoir performance and lower crude oil prices, the company reported impairments for certain oil and gas properties during second quarter 2016 primarily in Brazil and the United States.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at June 30, 2016, and December 31, 2015, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At June 30 2016	At December 31 2015
Commodity	Accounts and notes receivable, net	$20	$200
Commodity	Long-term receivables, net	3	5
Total Assets at Fair Value		$23	$205
Commodity	Accounts payable	$72	$51
Commodity	Deferred credits and other noncurrent obligations	2	2
Total Liabilities at Fair Value		$74	$53

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months ended June 30
Type of Contract	Statement of Income Classification	2016	2015	2016	2015
Commodity	Sales and other operating revenues	$(145)	$(31)	$(171)	$(152)
Commodity	Purchased crude oil and products	(17)	(13)	(21)	1
Commodity	Other income	3	(4)	2	(11)
		$(159)	$(48)	$(190)	$(162)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2016, and December 31, 2015.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2016
Derivative Assets	$1,290	$1,267	$23	$—	$23
Derivative Liabilities	$1,341	$1,267	$74	$—	$74

At December 31, 2015
Derivative Assets	$2,459	$2,254	$205	$—	$205
Derivative Liabilities	$2,307	$2,254	$53	$—	$53

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2016	$293
Accruals/Adjustments	93
Payments	(218)
Balance at June 30, 2016	$168

Note 17. Long-Term Debt
In May 2016, the company issued $850 million in aggregate principal amount of floating rate notes due 2018, $1.350 billion in aggregate principal amount of 1.561 percent notes due 2019, $250 million in aggregate principal amount of floating rate notes due 2021, $1.350 billion in aggregate principal amount of 2.100 percent notes due 2021, $750 million in aggregate principal amount of 2.566 percent notes due 2023, and $2.250 billion in aggregate principal amount of 2.954 percent notes due 2026. In June 2016, $750 million of Chevron Corporation 0.889 percent notes were repaid at maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2016 Compared with Second Quarter 2015

Key Financial Results
Earnings by Business Segment

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Upstream
United States	$(1,113)	$(1,038)	$(1,963)	$(1,498)
International	(1,349)	(1,181)	(1,958)	839
Total Upstream	(2,462)	(2,219)	(3,921)	(659)
Downstream
United States	537	731	784	1,437
International	741	2,225	1,229	2,942
Total Downstream	1,278	2,956	2,013	4,379
Total Segment Earnings	(1,184)	737	(1,908)	3,720
All Other	(286)	(166)	(287)	(582)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$(1,470)	$571	$(2,195)	$3,138
_____________________
(1) Includes foreign currency effects	$279	$(251)	$(40)	$329
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income (loss) attributable to Chevron Corporation for second quarter 2016 was a loss of $1.47 billion ($0.78 per share — diluted), compared with earnings of $571 million ($0.30 per share — diluted) in the corresponding 2015 period. The net loss attributable to Chevron Corporation for the first six months of 2016 was $2.20 billion ($1.17 per share — diluted), compared with earnings of $3.14 billion ($1.67 per share — diluted) in the first six months of 2015.
Upstream incurred a loss of $2.46 billion in second quarter 2016 compared with a loss of $2.22 billion a year earlier. The decrease was mainly due to lower crude oil and natural gas realizations, partially offset by lower exploration and operating expenses and favorable foreign currency effects. The loss for the first six months of 2016 was $3.92 billion compared with a loss of $659 million a year earlier. The decrease was due to lower crude oil and natural gas realizations, lower gains on asset sales, and higher tax items, partially offset by lower exploration and operating expenses.
Downstream earnings in second quarter 2016 were $1.28 billion compared with $2.96 billion in the corresponding 2015 period. Earnings for the first six months of 2016 were $2.01 billion compared with $4.38 billion in the corresponding 2015 period. The decrease in both comparison periods was due to lower gains on asset sales and lower margins on refined product sales.
Refer to pages 27 through 30 for additional discussion of results by business segment and “All Other” activities for second quarter and first six months of 2016 versus the same period in 2015.

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

The downturn in the price of crude oil has impacted and, depending upon its duration, will continue to significantly impact the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment was a factor in certain impairments in second quarter 2016, and could result in the impairment or write-off of specific assets in future periods. The company is responding with reductions in operating expenses, including employee reductions, reductions in capital and exploratory expenditures in 2016 and future periods, and increased asset sales. The company anticipates that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing of any such increase is unknown. In the company's downstream business, crude oil is the largest cost component of refined products.
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

The chart on the previous page shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $52 per barrel for the full-year 2015. During 2016, Brent averaged $46 per barrel in the second quarter, $40 per barrel for the six-month period, and ended July at about $42. The majority of the company’s equity crude production is priced based on the Brent benchmark. Prices continued to firm through May 2016 amid ongoing reduction of oil and gas capital budgets, increased supply disruptions, and slowly declining non-OPEC supply. However, upside price movement remained constrained by ongoing increases in OPEC supplies as Iran ramped up production, and concerns grew over continued high crude and product inventories globally (and in the U.S. in particular). Prices softened in June and July 2016 as wildfire-related disruptions in Canada waned, OPEC reaffirmed its market-share-oriented production policy, and confidence in the economic outlook for Europe was shaken following the unexpected vote in the United Kingdom to leave the European Union.
The WTI price averaged $49 per barrel for the full-year 2015. During 2016, WTI averaged $46 per barrel in the second quarter, $40 per barrel for the six-month period, and ended July at about $42. WTI values traded at around parity to Brent throughout the second quarter of 2016 as market sentiment was alternately influenced by reported weekly U.S. production declines, fluctuating crude inventory levels at Cushing, seasonal refinery maintenance cycles, and the onset of recovery in U.S. oil rig counts.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In the second quarter of 2016, the differential increased slightly in North America as gains in heavy crude values from planned and unplanned supply outages in Canada were offset by increasing support for light sweet crude oil pricing from declining U.S. production and strong demand amid high U.S. refinery runs. Outside of North America, differentials contracted as high refinery maintenance in Europe dampened demand for light sweet crude in the Atlantic Basin, while rising output from Iran and other Middle East producers maintained pressure on heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. In the United States, prices at Henry Hub averaged $2.02 per thousand cubic feet (MCF) for the first six months of 2016, compared with $2.82 during the first six months of 2015. At the end of July 2016, the Henry Hub spot price was $2.95 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Approximately 85 percent of the equity LNG offtake from the operated Australian LNG projects is targeted to be sold into binding long-term contracts, with the remainder to be sold in the Asian spot LNG market. The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas realizations averaged $3.92 per MCF during the first six months of 2016, compared with $4.75 per MCF in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first six months of 2016 averaged 2.597 million barrels per day. About one-fourth of the company’s net oil-equivalent production in the first six months of 2016 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the second quarter of 2016 or 2015.
The company estimates that net oil-equivalent production for the full-year 2016 will be near the bottom of the previously-reported guidance range of flat to 4 percent growth compared to 2015. Estimated full-year production has been unfavorably impacted by the continued shut-in of production in the Partitioned Zone, start-up issues at the Gorgon Project and the effect of other external events. This estimate is subject to many factors and uncertainties, including the duration of the low price environment that began in second-half 2014; quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects;

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
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. During 2015, net oil-equivalent production averaged 28,000 barrels per day. As of mid-2016, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of production in 2015 were not significant and are not expected to be significant in 2016.
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
Refer to the “Results of Operations” section on page 29 and 30 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Operating Developments
Noteworthy operating developments in recent months included the following:

•	Angola — Restarted LNG production and cargo shipments at the Angola LNG plant.

•	Australia — Restarted LNG production and cargo shipments from Train 1 at the Gorgon Project.

•	China — Achieved start-up of the third train at the Chuandongbei Project.

•
Kazakhstan — Announced final investment decision on the Future Growth and Wellhead Pressure Management Project at the company’s 50 percent-owned affiliate, Tengizchevroil, which is expected to increase crude oil production at the Tengiz Field by about 260,000 barrels per day.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
U.S. Upstream Earnings	$(1,113)	$(1,038)	$(1,963)	$(1,498)
U.S. upstream incurred a loss of $1.11 billion in second quarter 2016 compared with a loss of $1.04 billion from a year ago. The decrease in earnings was due to lower crude oil and natural gas realizations of $440 million and lower crude oil production of $50 million. Partially offsetting this decrease were lower depreciation expenses of $260 million, operating expenses of $80 million and exploration expenses of $80 million. In both quarters, depreciation expense was impacted by a similar amount of impairments and other charges.
U.S. upstream incurred a loss of $1.96 billion for the first six months of 2016, compared with a loss of $1.50 billion from a year earlier. The decrease in earnings was primarily due to lower crude oil and natural gas realizations of $870 million and $100 million, respectively. Partially offsetting this decrease were lower depreciation expenses of $320 million, operating expenses of $190 million and exploration expenses of $70 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2016 was $36, down from $50 a year ago. The average six-month realization per barrel for U.S. crude oil and natural gas liquids was $31 in 2016, compared to $47 a year earlier. The average natural gas realization in second quarter 2016 was $1.21 per thousand cubic feet, compared with $1.92 in 2015. The average six-month natural gas realization was $1.27 per thousand cubic feet in 2016 and $2.09 in 2015.
Net oil-equivalent production of 682,000 barrels per day in second quarter 2016 was down 48,000 barrels per day, or 7 percent, from a year earlier. Net oil-equivalent production of 692,000 barrels per day in the first six months of 2016 was down 22,000 barrels per day, or 3 percent from a year earlier. Production increases due to project ramp-ups in the Marcellus Shale in western Pennsylvania, the Gulf of Mexico, and the Permian Basin in Texas and New Mexico were more than offset by the effect of asset sales, maintenance-related downtime, and normal field declines in both comparative periods.
The net liquids component of oil-equivalent production of 501,000 barrels per day in second quarter 2016 was down 2 percent from the corresponding 2015 period. The net liquids component of oil-equivalent production of 495,000 barrels per day in the 2016 six-month period was down 1 percent from the 2015 period. Net natural gas production was 1.09 billion cubic feet per day in second quarter 2016, a decrease of 17 percent from the 2015 comparative period. Net natural gas production was 1.18 billion cubic feet per day in the six-month period, a decrease of 8 percent from the 2015 period.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
International Upstream Earnings*	$(1,349)	$(1,181)	$(1,958)	$839
___________________
* Includes foreign currency effects	$329	$(146)	$31	$376
International upstream incurred a loss of $1.35 billion in second quarter 2016 compared with a loss of $1.18 billion from a year earlier. The decrease was due to lower crude oil and natural gas realizations of $840 million and $150 million, respectively, higher impairments and other charges of $260 million, and lower gains on asset sales of $70 million. Partially offsetting these effects were lower exploration and operating expenses of $480 million and $210 million, respectively. Foreign currency effects increased earnings by $329 million in the 2016 quarter, compared with a decrease of $146 million a year earlier.
The loss for the first six months of 2016 was $1.96 billion, compared with earnings of $839 million from a year earlier. The decrease in earnings was due to lower crude oil realizations of $2.04 billion along with lower natural gas realizations of $370 million, higher tax items of $470 million and lower gains on asset sales of $380 million. Partially offsetting the decrease were lower exploration expenses of $560 million. Foreign currency effects increased earnings by $31 million in the first six months of 2016, compared with an increase of $376 million a year earlier.

The average realization per barrel of crude oil and natural gas liquids in second quarter 2016 was $40, compared with $56 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2016 was $34, compared with $51 a year earlier. The average natural gas realization in second quarter 2016 was $3.93 per thousand cubic feet, compared with $4.48 in the 2015 period. The average natural gas realization in the first six months of 2016 was $3.92 per thousand cubic feet, compared with $4.75 in the 2015 period.
International net oil-equivalent production of 1.85 million barrels per day in second quarter 2016 was down 20,000 barrels per day, or 1 percent, from a year ago. Production increases from project ramp-ups in Angola, Canada, and other areas were more than offset by normal field declines, the Partitioned Zone shut-in and the effects of civil unrest in Nigeria.
International net oil-equivalent production of 1.91 million barrels per day in the first six months of 2016 was down 19,000 barrels per day, or 1 percent, from the corresponding 2015 period. Production increases from project ramp-ups in Angola, Canada and other areas, and production entitlement effects in several locations, were more than offset by the Partitioned Zone shut-in and normal field declines.
The net liquids component of oil-equivalent production of 1.19 million barrels per day in second quarter 2016 and 1.24 million barrels per day in the first six months of 2016 each decreased 2 percent from the corresponding 2015 periods. Net natural gas production of 3.94 billion cubic feet per day in second quarter 2016 and 3.99 billion cubic feet per day in the first six months of 2016 were essentially unchanged from the corresponding 2015 periods.
Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
U.S. Downstream Earnings	$537	$731	$784	$1,437
U.S. downstream operations earned $537 million in second quarter 2016 compared with earnings of $731 million a year earlier. The decrease in earnings was primarily due to lower margins on refined product sales of $270 million and lower earnings from the 50 percent-owned Chevron Phillips Chemicals Company LLC of $100 million. Partially offsetting this decrease were lower operating expenses of $120 million and higher gains on asset sales of $60 million.
Earnings for the first six months of 2016 were $784 million compared to $1.44 billion a year earlier. The decrease was due to lower margins on refined product sales of $470 million, lower earnings from the 50 percent-owned Chevron Phillips Chemicals Company LLC of $170 million and an asset impairment of $110 million. Partially offsetting this decrease are higher gains on asset sales of $50 million and $50 million in lower tax items.
Refinery crude oil input in second quarter 2016 increased 4 percent to 955,000 barrels per day from the year-ago period. For the six-months of 2016, crude oil input was 956,000 barrels per day, up 4 percent from the corresponding 2015 period.
Refined product sales of 1.26 million barrels per day were up 3 percent from second quarter 2015, primarily due to higher jet fuel sales. Branded gasoline sales of 544,000 barrels per day were up 2 percent from the 2015 period. Sales of 1.24 million barrels per day in the six-month period were up 2 percent, primarily due to higher jet fuel sales. Branded gasoline sales of 527,000 barrels per day for the first six-months were up 2 percent from the corresponding 2015 period.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)		(Millions of dollars)
International Downstream Earnings*	$741	$2,225	$1,229	$2,942
___________________
* Includes foreign currency effects	$(26)	$(103)	$(74)	$(49)
International downstream operations earned $741 million in second quarter 2016 compared with $2.23 billion a year earlier. Earnings for the first six months of 2016 were $1.23 billion compared with $2.94 billion a year earlier. The decrease in earnings in both periods was primarily due to the absence of a $1.6 billion gain from the sale of the company’s interest in Caltex Australia Limited in second quarter 2015, partially offset by second quarter 2016 asset sales gains of $420 million. Lower margins on refined product sales of $220 million for the second quarter and $460 million for the first six months also contributed to the decline. Foreign currency effects decreased earnings by $26 million in second quarter 2016 and $74 million in the first six months of 2016, compared with decreases of $103 and $49 million, respectively, a year earlier.
Refinery crude oil input of 764,000 barrels per day in second quarter 2016 decreased 1 percent from the year-ago period. For the first six months of 2016, crude input was 780,000 barrels per day, essentially unchanged from the year-ago period.
Total refined product sales of 1.45 million barrels per day in second quarter 2016 were down 2 percent from the year-ago period due to lower gasoline and gas oil sales. Sales of 1.44 million barrels per day in the first six months were down 6 percent from the corresponding 2015 period. Excluding the effects of the Caltex Australia Limited divestment, refined product sales were down 2 percent, primarily reflecting lower fuel oil sales.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Net Charges*	$(286)	$(166)	$(287)	$(582)
___________________
* Includes foreign currency effects	$(24)	$(2)	$3	$2
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2016 were $286 million, compared with $166 million a year earlier. The change between periods was mainly due to higher tax items and interest expense, partially offset by the absence of second quarter 2015 charges related to reductions in corporate staffs and lower environmental expenses. Foreign currency effects increased net charges by $24 million in second quarter 2016, compared to a $2 million increase in net charges in the 2015 period. Net charges for the first six months of 2016 were $287 million, compared with $582 million a year earlier. The change between periods was mainly due to lower tax items, the absence of second quarter 2015 charges related to reductions in corporate staffs and lower environmental expenses. Higher interest expenses partially offset the decrease. Foreign currency effects decreased net charges by $3 million for the first six months of 2016, compared to a $2 million decrease in net charges in the 2015 period.
Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$27,844	$36,829	$50,914	$69,144
Sales and other operating revenues decreased $9.0 billion for the quarterly period, and $18.2 billion for the six-month period, due to lower refined product and crude oil prices.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Income from equity affiliates	$752	$1,169	$1,328	$2,570
Income from equity affiliates in the quarterly period decreased mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan, and lower downstream-related earnings from CPChem and GS Caltex in South Korea. Income from equity affiliates in the six-month period decreased mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan, and Petroboscan in Venezuela, and lower downstream-related earnings from CPChem and GS Caltex in South Korea, and the effect of the sale of Caltex Australia Limited.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Other income	$686	$2,359	$593	$3,201
Other income for the quarterly and six-month periods decreased due to lower gains on asset sales.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Purchased crude oil and products	$15,278	$20,541	$26,503	$37,734
Purchases decreased $5.3 billion for the quarterly period, and $11.2 billion for the six-month period, primarily due to lower crude oil and refined product prices, partially offset by higher crude oil volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,087	$7,247	$12,489	$13,586
Operating, selling, general and administrative expenses decreased $1.2 billion between quarterly periods due to lower employee, environmental reserve, construction, repair and maintenance, contract labor and professional services expenses.
Expenses decreased $1.1 billion between six-month periods primarily due to lower employee, marine transportation, contract labor, construction, repair and maintenance, environmental reserve, and professional services expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Exploration expenses	$214	$1,075	$584	$1,667
The decrease in exploration expenses for the quarterly and six-month periods was primarily due to significantly lower charges for well write-offs, and lower geological and geophysical expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Depreciation, depletion and amortization	$6,721	$6,958	$11,124	$11,369

Depreciation, depletion and amortization expenses in second quarter 2016 decreased mainly due to lower production levels and depreciation rates, partially offset by higher impairment expenses for certain oil and gas producing fields. The six-month period decreased mainly due to lower production volumes, partially offset by higher impairment expenses for certain oil and gas producing fields, and the impairment of a downstream asset.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Taxes other than on income	$2,973	$3,173	$5,837	$6,291
Taxes other than on income decreased in the quarterly and six-month periods primarily due to lower product and crude oil prices, and the divestment of the Pakistan fuels business at the end of June 2015.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
Income tax expense (benefit)	$(607)	$755	$(1,611)	$1,060
Effective income tax rates for the 2016 and 2015 quarters were 29 percent and 55 percent, respectively. For the comparative six-month periods, the effective tax rates were 43 percent and 25 percent, for 2016 and 2015 respectively. Excluding the effects of equity earnings, the effective tax rates for the 2016 and 2015 quarterly periods were 24 percent and 334 percent, respectively, a decrease of 310 percent between periods, and the tax rates for the respective six-month periods were 34 percent and 50 percent, a decrease of 16 percent between periods. The decrease in the effective tax rate between the quarterly periods primarily resulted from the effects of valuation allowances recognized on deferred tax assets, the absence of the 2015 sale of the company's interest in Caltex Australia Limited and foreign currency remeasurement effects, partially offset by jurisdictional mix impacts. The decrease in the effective tax rate for the six-month comparative period primarily resulted from the effects of valuation allowances recognized on deferred tax assets and the absence of the 2015 sale of the company's interest in Caltex Australia Limited, partially offset by jurisdictional mix impacts.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	501	511	495	500
Net natural gas production (MMCFPD)(3)	1,088	1,312	1,177	1,285
Net oil-equivalent production (MBOEPD)	682	730	692	714
Sales of natural gas (MMCFPD)	3,154	3,777	3,481	3,957
Sales of natural gas liquids (MBPD)	26	27	25	25
Revenue from net production
Liquids ($/Bbl)	$35.79	$50.29	$31.19	$46.80
Natural gas ($/MCF)	$1.21	$1.92	$1.27	$2.09
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,188	1,211	1,240	1,261
Net natural gas production (MMCFPD)(3)	3,943	3,931	3,994	3,978
Net oil-equivalent production (MBOEPD)(4)	1,846	1,866	1,905	1,924
Sales of natural gas (MMCFPD)	4,503	4,130	4,531	4,286
Sales of natural gas liquids (MBPD)	24	24	24	25
Revenue from liftings
Liquids ($/Bbl)	$40.25	$55.94	$34.39	$51.12
Natural gas ($/MCF)	$3.93	$4.48	$3.92	$4.75
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,528	2,596	2,597	2,638
U.S. Downstream
Gasoline sales (MBPD)(5)	646	631	631	617
Other refined product sales (MBPD)	617	598	606	601
Total refined product sales (MBPD)	1,263	1,229	1,237	1,218
Sales of natural gas liquids (MBPD)	115	136	110	121
Refinery input (MBPD)	955	916	956	918
International Downstream
Gasoline sales (MBPD)(5)	345	350	352	355
Other refined product sales (MBPD)	742	761	724	748
Share of affiliate sales (MBPD)	362	367	366	426
Total refined product sales (MBPD)	1,449	1,478	1,442	1,529
Sales of natural gas liquids (MBPD)	68	60	66	70
Refinery input (MBPD)	764	774	780	777
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	71	66	69	68
International	430	423	430	438
(4) Includes net production of synthetic oil:
Canada	43	28	46	39
Venezuela affiliate	28	29	28	30
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $9.1 billion at June 30, 2016, down $2.2 billion from year-end 2015. Cash provided by operating activities in the first six months of 2016 was $3.7 billion, compared with $9.5 billion in the year-ago period, reflecting lower crude prices. Cash capital and exploratory expenditures decreased $5.5 billion between periods, reflecting lower activity.
Dividends The company paid dividends of $4.0 billion to common shareholders during the first six months of 2016. In July 2016, the company declared a quarterly dividend of $1.07 per common share, payable in September 2016.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $45.1 billion at June 30, 2016, up from $38.5 billion at December 31, 2015.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at June 30, 2016 was $8.6 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $13.5 billion at June 30, 2016, and $12.9 billion at December 31, 2015. Of these amounts, $8.0 billion was reclassified to long-term at both June 30, 2016, and December 31, 2015. At June 30, 2016, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2016, the company had $8.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $6.0 billion and can be renewed for an additional 364-day period or the company can convert any amounts outstanding into a term loan for a period of up to one year, and a $2.0 billion five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2016. In addition, the company has an automatic shelf registration statement that expires in August 2018 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation and Texaco Capital Inc. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA- by Standard and Poor’s Corporation and Aa2 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015 or through the first six months of 2016, and the company does not plan to acquire any shares under the program for the remainder of the year. From the inception of the program through 2014, the company purchased 180.9 million shares for $20.0 billion.
Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both June 30, 2016, and December 31, 2015. Distributions to noncontrolling interests totaled $24 million during the first six months of 2016 compared to $26 million for the same period in 2015.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.3 at June 30, 2016, and 1.4 at December 31, 2015, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2016, the book value of inventory was lower than replacement cost.

Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 23.5 percent at June 30, 2016, and 20.2 percent at year-end 2015.
Pension Obligations Information related to pension plan contributions is included on pages 14 and 15 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $12.0 billion in the first six months of 2016, compared with $17.3 billion in the corresponding 2015 period. The amounts included the company’s share of affiliates’ expenditures of $1.7 billion and $1.5 billion in the 2016 and 2015 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2016 were $11.0 billion, representing 92 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Millions of dollars)
United States
Upstream	$1,204	$1,876	$2,480	$4,194
Downstream	332	531	753	816
All Other	53	88	75	151
Total United States	1,589	2,495	3,308	5,161
International
Upstream	3,818	6,114	8,508	11,956
Downstream	116	114	175	189
All Other	—	1	1	1
Total International	3,934	6,229	8,684	12,146
Worldwide	$5,523	$8,724	$11,992	$17,307

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
Indemnifications Information related to indemnifications is included on page 19 in Note 13 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 19 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 19 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on pages 19 and 20 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended June 30, 2016, does not differ materially from that discussed under Item 7A of Chevron’s 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2016.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2016, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Government Proceedings As initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, on August 6, 2012, a piping failure and fire occurred at the Chevron refinery in Richmond, California. Various federal, state, and local agencies initiated investigations as a result of the incident. Based on its civil investigation, the United States Environmental Protection Agency ("EPA") issued a Finding of Violations ("FOVs") to Chevron on December 17, 2013, which includes 62 findings of alleged noncompliance at the Richmond refinery. The California Division of Occupational Safety and Health ("Cal/OSHA") issued 17 citations related to the incident. Following the Richmond fire, EPA conducted inspections under the Clean Air Act Risk Management Program at Chevron’s El Segundo, Pascagoula and Salt Lake refineries. With the participation of the United States Department of Justice, Chevron, EPA, and Cal/OSHA are negotiating a potential combined resolution of the FOVs and citations at all four refineries. Resolution of the FOVs and citations may result in the payment of a civil penalty of $100,000 or more.
As initially disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, in April 2016, Chevron received a proposal from the South Coast Air Quality Management District ("SCAQMD") seeking to collectively resolve certain notices of violation ("NOVs") issued in 2012 and 2013 to the Chevron refinery in El Segundo, California. Chevron and the SCAQMD are negotiating a potential combined resolution of the NOVs. The SCAQMD has now proposed a combined resolution of NOVs from 2014, in addition to the NOVs from 2012 and 2013. Collective resolution of these NOVs may result in the payment of a civil penalty of $100,000 or more.
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
Information about risk factors for the three months ended June 30, 2016, does not differ materially from that set forth under the heading “Risk Factors” on pages 21 through 23 of the company’s 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 – April 30, 2016	770	$94.28	—
May 1 – May 31, 2016	—	100.19	—
June 1 – June 30, 2016	5	101.66	—
Total	775	$94.33	—
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of December 31, 2014, 180,886,291 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015, or through the first six months of 2016, and the company does not plan to acquire any shares under the program for the remainder of the year.

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

(10.1)	Amendment Number One to the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan
(12)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
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
Date: August 4, 2016

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

(10.1)*	Amendment Number One to the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan
(12)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
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