Form 10-Q
period 2016-09-30
CHEVRON CORP
filed 2016-11-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2016
Common stock, $.75 par value	1,887,769,320

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2016, and 2015	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2016, and 2015	4
	Consolidated Balance Sheet at September 30, 2016, and December 31, 2015	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2016, and 2015	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signature		38
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	40
Rule 13a-14(a)/15d-14(a) Certifications		41-42
Rule 13a-14(b)/15d-14(b) Certifications		43-44

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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$29,159	$32,767	$80,073	$101,911
Income from equity affiliates	555	1,195	1,883	3,765
Other income	426	353	1,019	3,554
Total Revenues and Other Income	30,140	34,315	82,975	109,230
Costs and Other Deductions
Purchased crude oil and products	15,842	17,447	42,345	55,181
Operating expenses	4,666	5,592	15,124	17,064
Selling, general and administrative expenses	1,109	1,026	3,140	3,140
Exploration expenses	258	315	842	1,982
Depreciation, depletion and amortization	4,130	4,268	15,254	15,637
Taxes other than on income*	2,962	2,883	8,799	9,174
Interest and debt expense	64	—	143	—
Total Costs and Other Deductions	29,031	31,531	85,647	102,178
Income (Loss) Before Income Tax Expense	1,109	2,784	(2,672)	7,052
Income Tax Expense (Benefit)	(192)	727	(1,803)	1,787
Net Income (Loss)	1,301	2,057	(869)	5,265
Less: Net income attributable to noncontrolling interests	18	20	43	90
Net Income (Loss) Attributable to Chevron Corporation	$1,283	$2,037	$(912)	$5,175
Per Share of Common Stock:
Net Income (Loss) Attributable to Chevron Corporation
— Basic	$0.68	$1.09	$(0.49)	$2.77
— Diluted	$0.68	$1.09	$(0.49)	$2.76
Dividends	$1.07	$1.07	$3.21	$3.21
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,873,649	1,868,444	1,871,813	1,867,560
— Diluted	1,883,342	1,872,420	1,871,813	1,875,193
____________________
* Includes excise, value-added and similar taxes:	$1,772	$1,800	$5,208	$5,642

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Net Income (Loss)	$1,301	$2,057	$(869)	$5,265
Currency translation adjustment	7	(16)	9	(35)
Unrealized holding gain on securities:
Net gain (loss) arising during period	21	(18)	31	(24)
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	265	204	644	548
Actuarial loss arising during period	(9)	—	(23)	—
Prior service cost:
Amortization to net income of net prior service costs	2	5	15	19
Defined benefit plans sponsored by equity affiliates	5	7	19	34
Income tax expense on defined benefit plans	(102)	(80)	(247)	(232)
Total	161	136	408	369
Other Comprehensive Gain, Net of Tax	189	102	448	310
Comprehensive Income (Loss)	1,490	2,159	(421)	5,575
Comprehensive income attributable to noncontrolling interests	(18)	(20)	(43)	(90)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$1,472	$2,139	$(464)	$5,485

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30 2016	At December 31 2015
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$7,351	$11,022
Marketable securities	321	310
Accounts and notes receivable, net	12,522	12,860
Inventories
Crude oil and petroleum products	3,231	3,535
Chemicals	440	490
Materials, supplies and other	2,305	2,309
Total inventories	5,976	6,334
Prepaid expenses and other current assets [1]	2,703	3,904
Total Current Assets	28,873	34,430
Long-term receivables, net	2,444	2,412
Investments and advances	30,002	27,110
Properties, plant and equipment, at cost	341,066	340,277
Less: Accumulated depreciation, depletion and amortization	157,627	151,881
Properties, plant and equipment, net	183,439	188,396
Deferred charges and other assets [1,2]	6,631	6,155
Goodwill	4,581	4,588
Assets held for sale	3,893	1,449
Total Assets	$259,863	$264,540
LIABILITIES AND EQUITY
Short-term debt [2]	$6,057	$4,927
Accounts payable	12,205	13,516
Accrued liabilities	4,441	4,833
Federal and other taxes on income [1]	1,000	1,073
Other taxes payable	1,041	1,118
Total Current Liabilities	24,744	25,467
Long-term debt [2]	39,462	33,542
Capital lease obligations	66	80
Deferred credits and other noncurrent obligations	22,288	23,465
Noncurrent deferred income taxes [1]	17,817	20,165
Noncurrent employee benefit plans	7,534	7,935
Total Liabilities	111,911	110,654
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at September 30, 2016, and December 31, 2015)	1,832	1,832
Capital in excess of par value	16,512	16,330
Retained earnings	174,657	181,578
Accumulated other comprehensive loss	(3,843)	(4,291)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (554,907,260 and 559,862,580 shares at September 30, 2016, and December 31, 2015, respectively)	(42,118)	(42,493)
Total Chevron Corporation Stockholders’ Equity	146,800	152,716
Noncontrolling interests	1,152	1,170
Total Equity	147,952	153,886
Total Liabilities and Equity	$259,863	$264,540
____________________
[1] 2015 adjusted to conform to ASU 2015-17. Refer to Note 10, "Income Taxes" beginning on page 14.
[2] 2015 adjusted to conform to ASU 2015-03. Refer to Note 5, "New Accounting Standards" on page 10.
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$(869)	$5,265
Adjustments
Depreciation, depletion and amortization	15,254	15,637
Dry hole expense	472	1,265
Distributions less than income from equity affiliates	(708)	(576)
Net before-tax gains on asset retirements and sales	(872)	(3,104)
Net foreign currency effects	321	(34)
Deferred income tax provision	(3,139)	(478)
Net increase in operating working capital	(1,266)	(2,321)
Increase in long-term receivables	(81)	(92)
Net decrease in other deferred charges	30	92
Cash contributions to employee pension plans	(697)	(719)
Other	538	(36)
Net Cash Provided by Operating Activities	8,983	14,899
Investing Activities
Capital expenditures	(14,100)	(22,055)
Proceeds and deposits related to asset sales	2,209	5,408
Net maturities of time deposits	—	8
Net sales of marketable securities	2	122
Net borrowing of loans by equity affiliates	(2,195)	(147)
Net sales of other short-term investments	155	64
Net Cash Used for Investing Activities	(13,929)	(16,600)
Financing Activities
Net borrowings of short-term obligations	869	2,049
Proceeds from issuance of long-term debt	6,924	5,989
Repayments of long-term debt and other financing obligations	(812)	(22)
Cash dividends — common stock	(6,007)	(5,993)
Distributions to noncontrolling interests	(57)	(122)
Net sales of treasury shares	359	158
Net Cash Provided by Financing Activities	1,276	2,059
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(210)
Net Change in Cash and Cash Equivalents	(3,671)	148
Cash and Cash Equivalents at January 1	11,022	12,785
Cash and Cash Equivalents at September 30	$7,351	$12,933

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2016, are not necessarily indicative of future financial results. The term “earnings” is defined as net income (loss) attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2015 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ending September 30, 2016, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Nine Months Ended September 30, 2016
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(140)	$(29)	$(2)	$(4,120)	$(4,291)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	9	31	—	—	40
Reclassifications (2)	—	—	—	408	408
Net Other Comprehensive Income (Loss)	9	31	—	408	448
Balance at September 30	$(131)	$2	$(2)	$(3,712)	$(3,843)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 9, Employee Benefits for reclassified components totaling $659 million that are included in employee benefit costs for the nine months ending September 30, 2016. Related income taxes for the same period, totaling $251 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first nine months of 2016 and 2015 is as follows:

	2016			2015
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$152,716	$1,170	$153,886	$155,028	$1,163	$156,191
Net income (loss)	(912)	43	(869)	5,175	90	5,265
Dividends	(6,009)	—	(6,009)	(5,995)	—	(5,995)
Distributions to noncontrolling interests	—	(57)	(57)	—	(122)	(122)
Treasury shares, net	375	—	375	181	—	181
Other changes, net*	630	(4)	626	523	(105)	418
Balance at September 30	$146,800	$1,152	$147,952	$154,912	$1,026	$155,938
 _______________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows

The “Net increase in operating working capital” was composed of the following operating changes:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
(Increase) decrease in accounts and notes receivable	$(455)	$2,337
Decrease (increase) in inventories	232	(445)
Decrease in prepaid expenses and other current assets	844	167
Decrease in accounts payable and accrued liabilities	(1,783)	(3,769)
Decrease in income and other taxes payable	(104)	(611)
Net increase in operating working capital	$(1,266)	$(2,321)
The “Net increase in operating working capital” includes reductions of $14 million in each period for excess income tax benefits associated with stock options exercised during the nine months ended September 30, 2016, and 2015. These amounts are offset by an equal amount in “Net sales of treasury shares.”
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$28	$—
Income taxes	1,492	4,081
"Depreciation, depletion and amortization" and "Deferred income tax provision" collectively include $2.8 billion in non-cash reductions to properties, plant and equipment relating to impairments and other non-cash charges due to reservoir performance and lower crude oil prices.
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 14 under the heading "Restricted Cash."
The “Net maturities of time deposits” consisted of the following gross amounts:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Maturities of time deposits	—	8
Net maturities of time deposits	$—	$8
The “Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Marketable securities purchased	$(9)	$(6)
Marketable securities sold	11	128
Net sales of marketable securities	$2	$122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net borrowing of loans by equity affiliates” consisted of the following gross amounts:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Borrowing of loans by equity affiliates	$(2,271)	$(149)
Repayment of loans by equity affiliates	76	2
Net borrowing of loans by equity affiliates	$(2,195)	$(147)
A loan to Tengizchevroil LLP for the development of the Future Growth and Wellhead Pressure Management Project represents the majority of "Net borrowing of loans by equity affiliates."
The “Net sales of other short-term investments” consisted of the following gross amounts:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Purchases of other short-term investments	$—	$(55)
Sales of other short-term investments	155	119
Net sales of other short-term investments	$155	$64
The “Net borrowings of short-term obligations" consisted of the following gross and net amounts:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Repayments of short-term obligations	$(8,415)	$(10,443)
Proceeds from issuances of short-term obligations	11,695	11,042
Net borrowings of short-term obligations with three months or less maturity	(2,411)	1,450
Net borrowings of short-term obligations	$869	$2,049
The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $2 million for the first nine months in 2016 and $1 million for the first nine months in 2015. No purchases were made under the company's share repurchase program in the first nine months of 2016 or 2015.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Additions to properties, plant and equipment	$13,757	$21,273
Additions to investments	38	382
Current year dry hole expenditures	305	400
Capital expenditures	14,100	22,055
Expensed exploration expenditures	370	717
Assets acquired through capital lease obligations	4	44
Capital and exploratory expenditures, excluding equity affiliates	14,474	22,816
Company’s share of expenditures by equity affiliates	2,693	2,456
Capital and exploratory expenditures, including equity affiliates	$17,167	$25,272

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2016, and 2015, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Segment Earnings	2016	2015	2016	2015
	(Millions of dollars)
Upstream
United States	$(212)	$(603)	$(2,175)	$(2,101)
International	666	662	(1,292)	1,501
Total Upstream	454	59	(3,467)	(600)
Downstream
United States	523	1,249	1,307	2,686
International	542	962	1,771	3,904
Total Downstream	1,065	2,211	3,078	6,590
Total Segment Earnings	1,519	2,270	(389)	5,990
All Other
Interest expense	(53)	—	(120)	—
Interest income	15	16	47	49
Other	(198)	(249)	(450)	(864)
Net Income (Loss) Attributable to Chevron Corporation	$1,283	$2,037	$(912)	$5,175
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2016, and December 31, 2015, are as follows:

Segment Assets	At September 30 2016	At December 31 2015
	(Millions of dollars)
Upstream
United States [1]	$42,914	$46,383
International [1]	163,681	162,030
Goodwill	4,581	4,588
Total Upstream	211,176	213,001
Downstream
United States [1]	21,416	21,404
International	15,887	14,982
Total Downstream	37,303	36,386
Total Segment Assets	248,479	249,387
All Other
United States [1,2]	5,125	4,728
International	6,259	10,425
Total All Other	11,384	15,153
Total Assets — United States	69,455	72,515
Total Assets — International	185,827	187,437
Goodwill	4,581	4,588
Total Assets	$259,863	$264,540
____________________
[1] 2015 adjusted to conform to ASU 2015-17. Refer to Note 10, "Income Taxes" beginning on page 14.
[2] 2015 adjusted to conform to ASU 2015-03. Refer to Note 5, "New Accounting Standards" on page 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2016, and 2015, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
Sales and Other Operating Revenues	2016	2015	2016	2015
	(Millions of dollars)
Upstream
United States	$2,847	$3,207	$7,386	$10,089
International	5,927	6,540	16,325	21,163
Subtotal	8,774	9,747	23,711	31,252
Intersegment Elimination — United States	(1,979)	(2,165)	(5,120)	(6,829)
Intersegment Elimination — International	(2,742)	(2,774)	(6,949)	(9,047)
Total Upstream	4,053	4,808	11,642	15,376
Downstream
United States	11,958	13,795	32,841	41,336
International	13,415	14,484	36,262	46,326
Subtotal	25,373	28,279	69,103	87,662
Intersegment Elimination — United States	(4)	(6)	(12)	(20)
Intersegment Elimination — International	(303)	(360)	(762)	(1,222)
Total Downstream	25,066	27,913	68,329	86,420
All Other
United States	280	413	825	1,176
International	10	13	29	30
Subtotal	290	426	854	1,206
Intersegment Elimination — United States	(240)	(368)	(724)	(1,065)
Intersegment Elimination — International	(10)	(12)	(28)	(26)
Total All Other	40	46	102	115
Sales and Other Operating Revenues
United States	15,085	17,415	41,052	52,601
International	19,352	21,037	52,616	67,519
Subtotal	34,437	38,452	93,668	120,120
Intersegment Elimination — United States	(2,223)	(2,539)	(5,856)	(7,914)
Intersegment Elimination — International	(3,055)	(3,146)	(7,739)	(10,295)
Total Sales and Other Operating Revenues	$29,159	$32,767	$80,073	$101,911

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$60,882	$77,434
Costs and other deductions	63,596	78,116
Net income (loss) attributable to CUSA	(917)	424

	At September 30 2016	At December 31 2015*
	(Millions of dollars)
Current assets	$9,872	$9,097
Other assets	56,004	59,170
Current liabilities	13,268	13,664
Other liabilities	21,992	28,465
Total CUSA net equity	$30,616	$26,138
Memo: Total debt	$9,457	$14,462
____________________
*2015 adjusted to conform to ASU 2015-17.
Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$7,355	$10,215
Costs and other deductions	5,172	5,779
Net income attributable to TCO	1,534	3,109
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2016 and 2015 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Pension Benefits
United States
Service cost	$123	$135	$370	$404
Interest cost	95	125	283	376
Expected return on plan assets	(181)	(195)	(542)	(587)
Amortization of prior service credits	(2)	(3)	(6)	(7)
Amortization of actuarial losses	84	89	251	267
Settlement losses	162	87	324	195
Total United States	281	238	680	648
International
Service cost	37	46	120	140
Interest cost	68	68	198	209
Expected return on plan assets	(61)	(66)	(184)	(196)
Amortization of prior service costs	1	5	11	16
Amortization of actuarial losses	14	19	37	60
Settlement losses	1	—	18	—
Total International	60	72	200	229
Net Periodic Pension Benefit Costs	$341	$310	$880	$877
Other Benefits*
Service cost	$15	$18	$45	$54
Interest cost	32	37	96	112
Amortization of prior service costs	3	3	10	10
Amortization of actuarial losses	5	9	15	26
Net Periodic Other Benefit Costs	$55	$67	$166	$202
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2016, a total of $697 million was contributed to employee pension plans (including $388 million to the U.S. plans.) Total contributions for the full year are currently estimated to be $800 million ($400 million for the U.S. plans and $400 million for the international plans.) The company anticipates it will not make contributions to the primary U.S. pension plan for the remainder of 2016. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2016, the company contributed $143 million to its OPEB plans. The company anticipates contributing approximately $48 million during the remainder of 2016.
Note 10. Income Taxes
Taxes on income for the third quarter and first nine months of 2016 benefited earnings by $0.2 billion and $1.8 billion, respectively, compared with charges of $0.7 billion and $1.8 billion, respectively for the corresponding periods in 2015. The associated effective tax rates (calculated as the amount of Income Tax Expense (Benefit) divided by Income (Loss) Before Income Tax Expense) for the third quarters of 2016 and 2015 were (17) percent and 26 percent, respectively. For the comparative nine-month periods the effective tax rates were 67 percent and 25 percent, respectively.
Excluding the effects of equity earnings, the effective tax rates for the 2016 and 2015 quarterly periods were (45) percent and 41 percent, respectively, a decrease of 86 percent between periods, and the tax rates for the respective nine-month periods were 44 percent and 46 percent, a decrease of 2 percent between periods. The decrease in the effective tax rate between the quarterly periods primarily resulted from a reduction in statutory tax rates in the United Kingdom in the 2016 quarter and the effects of other one-time tax benefits between quarters. The decrease in the effective tax rate for the nine-month comparative period primarily resulted from the effects between periods of valuation allowances recognized on deferred tax assets and jurisdictional mix, substantially offset by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

absence of the 2015 asset sale of the company's interest in Caltex Australia Limited, in addition to the effects of one-time tax benefits and foreign currency remeasurement between periods.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2016. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Angola — 2009 and Kazakhstan — 2007.
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
Note 11. Assets Held For Sale
At September 30, 2016, the company classified $3.89 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2015 and the first nine months of 2016 were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On July 2, 2013, the provincial court in Lago Agrio issued an embargo order in Ecuador ordering that any funds to be paid by the Government of Ecuador to Chevron to satisfy a $96 million award issued in an unrelated action by an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law must be paid to the Lago Agrio plaintiffs. The award was issued by the tribunal under the United States-Ecuador Bilateral Investment Treaty in an action filed in 2006 in connection with seven breach of contract cases that Texpet filed against the Government of Ecuador between 1991 and 1993. The Government of Ecuador has moved to set aside the tribunal's award. On September 26, 2014, the Supreme Court of the Netherlands issued an opinion denying Ecuador’s set aside request. A Federal District Court for the District of Columbia confirmed the tribunal's award, and, on August 4, 2015, a panel of the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court's decision. On September 28, 2015, the Court of Appeals denied the Government of Ecuador’s request for full appellate court review of the Federal District Court’s decision. On June 6, 2016, the United States Supreme Court denied the Government of Ecuador's petition for Writ of Certiorari. On July 22, 2016, the Government of Ecuador paid the $96 million award, plus interest, resulting in a payment to Chevron of approximately $113 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The trial commenced on October 15, 2013 and concluded on November 22, 2013. On March 4, 2014, the Federal District Court entered a judgment in favor of Chevron, prohibiting the defendants from seeking to enforce the Lago Agrio judgment in the United States and further prohibiting them from profiting from their illegal acts. The defendants appealed the Federal District Court's decision, and, on April 20, 2015, a panel of the U.S. Court of Appeals for the Second Circuit heard oral arguments. On August 8, 2016, the Second Circuit issued a unanimous opinion affirming in full the judgment of the Federal District Court in favor of Chevron. On October 27, 2016, the Second Circuit denied the defendants' petitions for en banc rehearing of the opinion on their appeal.
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
Note 13. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 10 on page 14 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2016, and December 31, 2015, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2016				At December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$321	$321	$—	$—	$310	$310	$—	$—
Derivatives	9	5	4	—	205	189	16	—
Total Assets at Fair Value	$330	$326	$4	$—	$515	$499	$16	$—
Derivatives	63	29	34	—	53	47	6	—
Total Liabilities at Fair Value	$63	$29	$34	$—	$53	$47	$6	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2016.
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
Assets carried at fair value at September 30, 2016, and December 31, 2015, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $7.4 billion and $11.0 billion at September 30, 2016, and December 31, 2015, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2016.
Restricted Cash had a carrying/fair value of $0.9 billion and $1.1 billion at September 30, 2016, and December 31, 2015, respectively. At September 30, 2016, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities and tax payments, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $31.5 billion and $25.6 billion at September 30, 2016, and December 31, 2015, respectively. The fair value of long-term debt at September 30, 2016, and December 31, 2015 was $32.6 billion and $25.9 billion, respectively. Long-term debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $31.8 billion. The fair value of other long-term debt classified as Level 2 is $0.8 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2016, and December 31, 2015, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2016
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Nine Months Ended

Properties, plant and equipment, net (held and used)	$178	$—	$—	$178	$92	$2,427
Properties, plant and equipment, net (held for sale)	19	—	19	—	4	545
Investments and advances	1	—	—	1	12	230
Total Assets at Fair Value	$198	$—	$19	$179	$108	$3,202
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2016.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2016.

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
Derivative instruments measured at fair value at September 30, 2016, and December 31, 2015, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At September 30 2016	At December 31 2015
Commodity	Accounts and notes receivable, net	$5	$200
Commodity	Long-term receivables, net	4	5
Total Assets at Fair Value		$9	$205
Commodity	Accounts payable	$57	$51
Commodity	Deferred credits and other noncurrent obligations	6	2
Total Liabilities at Fair Value		$63	$53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of Contract	Statement of Income Classification	2016	2015	2016	2015
Commodity	Sales and other operating revenues	$(23)	$211	$(194)	$59
Commodity	Purchased crude oil and products	4	18	(17)	19
Commodity	Other income	(3)	5	(1)	(6)
		$(22)	$234	$(212)	$72

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2016, and December 31, 2015.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2016
Derivative Assets	$1,266	$1,257	$9	$—	$9
Derivative Liabilities	$1,320	$1,257	$63	$—	$63

At December 31, 2015
Derivative Assets	$2,459	$2,254	$205	$—	$205
Derivative Liabilities	$2,307	$2,254	$53	$—	$53

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."

Note 16. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2016	$293
Accruals/Adjustments	85
Payments	(299)
Balance at September 30, 2016	$79

Note 17. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at September 30, 2016, was $3.5 billion, a net increase of $143 million from year-end 2015. The increase was primarily due to drilling activities, partially offset by well write-offs. During the nine months ended September 30, 2016, $46 million of exploratory well costs previously capitalized for greater than one year at December 31, 2015, were charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2016 Compared with Third Quarter 2015

Key Financial Results
Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Upstream
United States	$(212)	$(603)	$(2,175)	$(2,101)
International	666	662	(1,292)	1,501
Total Upstream	454	59	(3,467)	(600)
Downstream
United States	523	1,249	1,307	2,686
International	542	962	1,771	3,904
Total Downstream	1,065	2,211	3,078	6,590
Total Segment Earnings	1,519	2,270	(389)	5,990
All Other	(236)	(233)	(523)	(815)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$1,283	$2,037	$(912)	$5,175
_____________________
(1) Includes foreign currency effects	$72	$394	$32	$723
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2016 was $1.28 billion ($0.68 per share — diluted), compared with earnings of $2.04 billion ($1.09 per share — diluted) in the corresponding 2015 period. The net loss attributable to Chevron Corporation for the first nine months of 2016 was $912 million ($0.49 per share — diluted), compared with earnings of $5.18 billion ($2.76 per share — diluted) in the first nine months of 2015.
Upstream earnings in third quarter 2016 were $454 million compared with $59 million a year earlier. The improvement was mainly due to lower tax items, operating expenses and depreciation expenses, partially offset by lower crude oil and natural gas realizations. The loss for the first nine months of 2016 was $3.47 billion compared with a loss of $600 million a year earlier. The decrease was due to lower crude oil and natural gas realizations and lower gains on asset sales, partially offset by lower operating, exploration and depreciation expenses. In addition, both comparative periods were impacted by an unfavorable change in foreign currency effects.
Downstream earnings in third quarter 2016 were $1.07 billion compared with $2.21 billion in the corresponding 2015 period. The decrease was due to lower margins on refined product sales, the absence of third quarter 2015 gains on derivative instruments and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC. Partially offsetting the decrease were lower operating expenses. Earnings for the first nine months of 2016 were $3.08 billion compared with $6.59 billion in the corresponding 2015 period. The decrease in the nine-month period was due to lower margins on refined product sales, lower gains on asset sales, lower earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC and an unfavorable change in effects on derivative instruments. Partially offsetting the decrease were lower operating expenses. In addition, both comparative periods were impacted by an unfavorable change in foreign currency effects.
Refer to pages 28 through 31 for additional discussion of results by business segment and “All Other” activities for third quarter and first nine months of 2016 versus the same period in 2015.

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
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Refer to the "Results of Operations" section beginning on page 28 for discussions of net gains on asset sales during 2016. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $52 per barrel for the full-year 2015. During 2016, Brent averaged $46 per barrel in the third quarter, $42 per barrel for the nine-month period, and ended October at about $47. The majority of the company’s equity crude production is priced based on the Brent benchmark. Prices slipped early in the third quarter amid concerns about the global inventory overhang and growing surplus, but firmed through August and September 2016 as OPEC and non-OPEC producers considered production cuts and disruptions in Nigeria peaked. However, upside price movement remained constrained as a result of ongoing growth in OPEC production from Iran, Saudi Arabia, and Iraq, increasing Russian supplies, and lingering concerns over persistently high crude and product inventories globally.
The WTI price averaged $49 per barrel for the full-year 2015. During 2016, WTI averaged $45 per barrel in the third quarter, $41 per barrel for the nine-month period, and ended October at about $47. WTI values traded at a discount to Brent throughout much of the third quarter of 2016. Strong refinery runs, easing inventories, and rising imports into the U.S. pressured WTI pricing, while Brent was supported by growing optimism that OPEC action was becoming more likely. However, Brent upside was limited by intermittent inventory overhang of West Africa and North Sea crudes and easing refinery runs in Europe.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In the third quarter of 2016, the differential contracted in North America as gains in heavy crude values resulted from strong demand from high-conversion refineries, while support for light sweet crude oil pricing was less robust amid rising rig counts and expectations of slowing U.S. production declines. Outside of North America, differentials were steady to slightly contracted as subdued refinery maintenance in Europe dampened demand for light sweet crude in the Atlantic Basin, while rising output from Iran and other Middle East producers continued to pressure heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil realizations.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. In the United States, prices at Henry Hub averaged $2.29 per thousand cubic feet (MCF) for the first nine months of 2016, compared with $2.80 during the first nine months of 2015. At the end of October 2016, the Henry Hub spot price was $2.80 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron is investing in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Approximately 85 percent of the equity LNG offtake from the operated Australian LNG projects is targeted to be sold into binding long-term contracts, with the remainder to be sold in the Asian spot

LNG market. The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas realizations averaged $4.01 per MCF during the first nine months of 2016, compared with $4.73 per MCF in the same period last year. (See page 33 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2016 averaged 2.569 million barrels per day. About one-fourth of the company’s net oil-equivalent production in the first nine months of 2016 occurred in the OPEC-member countries of Angola, Indonesia, Nigeria and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the third quarter of 2016 or 2015.
The company estimates that net oil-equivalent production for the full-year 2016 will be approximately 2.6 million barrels per day. Estimated full-year production has been unfavorably impacted by the continued shut-in of production in the Partitioned Zone, start-up issues at the Gorgon Project and the effect of other external events. This estimate is subject to many factors and uncertainties, including the duration of the low price environment that began in second-half 2014; quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. During 2015, net oil-equivalent production averaged 28,000 barrels per day. As of early November 2016, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of production in 2015 were not significant and are not expected to be significant in 2016.
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
Refer to the “Results of Operations” section on pages 29 and 30 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Operating Development
Noteworthy operating developments in recent months included the following:

•	Australia — Achieved start-up of Train 2 at the Gorgon Project.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
U.S. Upstream Earnings	$(212)	$(603)	$(2,175)	$(2,101)
U.S. upstream incurred a loss of $212 million in third quarter 2016 compared with a loss of $603 million from a year ago. The improvement was due to lower operating and depreciation expenses of $290 million and lower tax items of $160 million. Partially offsetting these effects were lower crude oil realizations of $130 million.
U.S. upstream incurred a loss of $2.18 billion for the first nine months of 2016, compared with a loss of $2.10 billion from a year earlier. The decrease in earnings was primarily due to lower crude oil and natural gas realizations of $1.0 billion and $100 million, respectively. Partially offsetting this decrease were lower depreciation expense of $450 million, lower operating expense of $360 million and lower tax items of $220 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2016 was $37, down from $42 a year ago. The average nine-month realization per barrel for U.S. crude oil and natural gas liquids was $33 in 2016, compared to $45 a year earlier. The average natural gas realization in third quarter 2016 was $1.89 per thousand cubic feet, compared with $1.96 in 2015. The average nine-month natural gas realization was $1.47 per thousand cubic feet in 2016 and $2.05 in 2015.
Net oil-equivalent production of 698,000 barrels per day in third quarter 2016 was down 32,000 barrels per day, or 4 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, base business in the Gulf of Mexico and San Joaquin Valley, and the Jack/St. Malo major capital project were more than offset by the effect of asset sales, normal field declines and maintenance-related downtime. Net oil-equivalent production of 694,000 barrels per day in the first nine months of 2016 was down 26,000 barrels per day, or 4 percent from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, and the base business in the Gulf of Mexico and San Joaquin Valley, were more than offset by the effect of asset sales and normal field declines.
The net liquids component of oil-equivalent production of 519,000 barrels per day in third quarter 2016 was up 3 percent from the corresponding 2015 period. The net liquids component of oil-equivalent production of 503,000 barrels per day in the 2016 nine-month period was essentially unchanged from the 2015 period. Net natural gas production was 1.08 billion cubic feet per day in third quarter 2016, a decrease of 20 percent from the 2015 comparative period, primarily as a result of asset sales. Net natural gas production was 1.14 billion cubic feet per day in the nine-month period, a decrease of 12 percent from the 2015 period, primarily as a result of asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
International Upstream Earnings*	$666	$662	$(1,292)	$1,501
___________________
* Includes foreign currency effects	$85	$258	$116	$634
International upstream operations earned $666 million in third quarter 2016 compared with earnings of $662 million a year ago. The increase in earnings was due to lower tax and operating expenses of $350 million and $180 million, respectively, and higher natural gas sales of $120 million, partially offset by lower crude oil and natural gas realizations of $240 million and $170 million, respectively. Foreign currency effects increased earnings by $85 million in the 2016 quarter, compared with an increase of $258 million a year earlier.
The loss for the first nine months of 2016 was $1.29 billion, compared with earnings of $1.50 billion from a year earlier. The decrease in earnings was due to lower crude oil realizations of $2.27 billion along with lower natural gas realizations of $530 million, and lower gains on asset sales of $380 million. Partially offsetting the decrease were lower exploration and operating expenses of $570 million and $340 million, respectively. Foreign currency effects increased earnings by $116 million in the first nine months of 2016, compared with an increase of $634 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2016 was $41, compared with $45 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2016 was $37, compared with $49 a year earlier. The average natural gas realization in third quarter 2016 was $4.18 per thousand cubic feet, compared with $4.68 in the 2015 period. The average natural gas realization in the first nine months of 2016 was $4.01 per thousand cubic feet, compared with $4.73 in the 2015 period.
International net oil-equivalent production of 1.82 million barrels per day in third quarter 2016 was up 6,000 barrels per day, essentially unchanged from a year ago. Production increases from major capital projects, shale and tight properties, and base business in multiple areas were largely offset by normal field declines, a major planned turnaround at Tengizchevroil, the effects of civil unrest in Nigeria and production entitlement effects in several locations.
International net oil-equivalent production of 1.88 million barrels per day in the first nine months of 2016 was down 10,000 barrels per day, or 1 percent, from the corresponding 2015 period. Production increases from major capital projects, base business, and shale and tight properties were more than offset by the Partitioned Zone shut-in, normal field declines and the effects of civil unrest in Nigeria.
The net liquids component of oil-equivalent production of 1.14 million barrels per day in third quarter 2016 decreased 3 percent from the 2015 period. The net liquids component of oil-equivalent production of 1.21 million barrels per day in the first nine months of 2016 decreased 2 percent from the corresponding 2015 period. Net natural gas production of 4.04 billion cubic feet per day in third quarter 2016 increased 6 percent from the 2015 period. Net natural gas production of 4.01 billion cubic feet per day in the first nine months of 2016 increased 2 percent from the 2015 period.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
U.S. Downstream Earnings	$523	$1,249	$1,307	$2,686
U.S. downstream operations earned $523 million in third quarter 2016 compared with earnings of $1.25 billion a year earlier. The decrease in earnings was primarily due to lower margins on refined product sales of $530 million and lower earnings from the 50 percent-owned Chevron Phillips Chemicals Company LLC of $180 million.

Earnings for the first nine months of 2016 were $1.31 billion compared to $2.69 billion a year earlier. The decrease was due to lower margins on refined product sales of $1.0 billion, lower earnings from the 50 percent-owned Chevron Phillips Chemicals Company LLC of $340 million and an asset impairment of $110 million. Partially offsetting this decrease are lower operating expenses of $90 million and higher gains on asset sales of $80 million.
Refinery crude oil input in third quarter 2016 increased 3 percent to 970,000 barrels per day from the year-ago period. For the first nine months of 2016, crude oil input was 960,000 barrels per day, up 4 percent from the corresponding 2015 period.
Refined product sales of 1.24 million barrels per day were essentially unchanged from third quarter 2015. Branded gasoline sales of 550,000 barrels per day were up 3 percent from the 2015 period. Sales of 1.24 million barrels per day in the nine month period were up 1 percent, primarily due to higher jet fuel sales. Branded gasoline sales of 535,000 barrels per day for the first nine months were up 2 percent from the corresponding 2015 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
International Downstream Earnings*	$542	$962	$1,771	$3,904
___________________
* Includes foreign currency effects	$(4)	$141	$(78)	$92
International downstream operations earned $542 million in third quarter 2016 compared with $962 million a year earlier. The decrease in earnings was primarily due to the absence of third quarter 2015 gains on derivative instruments of $210 million. Lower margins on refined product sales of $110 million also contributed to the decline, partially offset by lower operating expenses of $50 million. Foreign currency effects decreased earnings by $4 million in the 2016 quarter, compared with an increase of $141 million from a year earlier.
Earnings for the first nine months of 2016 were $1.77 billion compared with $3.90 billion a year earlier. The decrease in earnings was primarily due to the absence of a $1.6 billion gain from the sale of the company’s interest in Caltex Australia Limited in 2015, partially offset by 2016 asset sales gains of $420 million. Lower margins on refined product sales of $570 million along with an unfavorable change in effects on derivative instruments of $270 million also contributed to the decline. Partially offsetting these decreases were lower operating expenses of $210 million. Foreign currency effects decreased earnings by $78 million in the first nine months of 2016, compared with increases of $92 million from a year earlier.
Refinery crude oil input of 790,000 barrels per day in third quarter 2016 increased 2 percent from the year-ago period. For the first nine months of 2016, crude input was 784,000 barrels per day, essentially unchanged from the year-ago period.
Total refined product sales of 1.47 million barrels per day in third quarter 2016 were down 2 percent from the year-ago period due to lower fuel oil and jet fuel sales. Sales of 1.45 million barrels per day in the first nine months of 2016 were down 4 percent from the corresponding 2015 period. Excluding the effects of the Caltex Australia Limited divestment, refined product sales were down 2 percent, primarily reflecting lower fuel oil sales.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Net Charges*	$(236)	$(233)	$(523)	$(815)
___________________
* Includes foreign currency effects	$(9)	$(5)	$(6)	$(3)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2016 were $236 million, compared with $233 million a year earlier. The change between periods was mainly due to higher corporate charges and interest expense, offset by lower tax items. Foreign currency effects increased net charges by $9 million in third quarter 2016, compared to a $5 million increase in the 2015 period. Net charges for the first nine months of 2016 were $523 million, compared with $815 million a year earlier. The change between periods was mainly due to lower tax items and the absence of 2015 charges related to reductions in corporate staffs, partially offset by higher corporate charges and interest expense. Foreign currency effects increased net charges by $6 million for the first nine months of 2016, compared to a $3 million increase in net charges in the 2015 period.
Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Sales and other operating revenues	$29,159	$32,767	$80,073	$101,911
Sales and other operating revenues decreased $3.6 billion for the quarterly period, and $21.8 billion for the nine-month period, due to lower refined product and crude oil prices, partially offset by higher crude oil volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Income from equity affiliates	$555	$1,195	$1,883	$3,765
Income from equity affiliates in the quarterly period decreased mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan, and lower downstream-related earnings from GS Caltex in South Korea and CPChem. Income from equity affiliates in the nine-month period decreased mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan, and lower downstream-related earnings from CPChem and GS Caltex in South Korea.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Other income	$426	$353	$1,019	$3,554
Other income for the quarterly period increased due to higher gains on asset sales and a legal settlement, partially offset by an unfavorable swing in foreign currency effects. The nine-month period decreased due to lower gains on asset sales and an unfavorable swing in foreign currency effects.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Purchased crude oil and products	$15,842	$17,447	$42,345	$55,181
Purchases decreased $1.6 billion for the quarterly period primarily due to lower refined product and crude oil prices, partially offset by higher crude oil volumes. The nine-month period decreased $12.8 billion primarily due to lower crude oil and refined product prices, partially offset by higher crude oil volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,775	$6,618	$18,264	$20,204
Operating, selling, general and administrative expenses decreased $843 million between quarterly periods due to lower employee, transportation, contract labor, professional services, and materials and supplies expenses.
Expenses decreased $1.9 billion between nine-month periods primarily due to lower employee, transportation, contract labor, professional services, fuel, and materials and supplies expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Exploration expenses	$258	$315	$842	$1,982
The decrease in exploration expenses for the quarterly period was primarily due to lower geological and geophysical expenses, partially offset by higher charges for well write-offs. The decrease in the nine-month period was primarily due to significantly lower charges for well write-offs, and lower geological and geophysical expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Depreciation, depletion and amortization	$4,130	$4,268	$15,254	$15,637

Depreciation, depletion and amortization expenses in third quarter 2016 decreased mainly due to lower impairment expenses and production levels, partially offset by higher depreciation rates for certain oil and gas producing fields. The nine-month period decreased mainly due to lower production levels and lower depreciation rates for certain oil and gas producing fields, partially offset by the impairment of a downstream asset.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Taxes other than on income	$2,962	$2,883	$8,799	$9,174
Taxes other than on income increased in the quarterly period due to higher fuels taxes. The decrease in the nine-month period was primarily due to lower product and crude oil prices, and the divestment of the Pakistan fuels business at the end of June 2015.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
Income tax expense (benefit)	$(192)	$727	$(1,803)	$1,787
The decline in income tax expense (benefit) of $919 million in the quarterly period, and $3,590 million for the nine-month period, is in-line with the decline in total income (loss) before income tax expense, which is primarily due to the effects of lower crude oil prices. Refer also to the discussion of the effective income tax rate in Note 10.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	519	505	503	502
Net natural gas production (MMCFPD)(3)	1,077	1,351	1,144	1,307
Net oil-equivalent production (MBOEPD)	698	730	694	720
Sales of natural gas (MMCFPD)	3,263	3,896	3,408	3,937
Sales of natural gas liquids (MBPD)	37	26	29	25
Revenue from net production
Liquids ($/Bbl)	$36.88	$41.98	$33.16	$45.17
Natural gas ($/MCF)	$1.89	$1.96	$1.47	$2.05
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,142	1,173	1,207	1,231
Net natural gas production (MMCFPD)(3)	4,036	3,814	4,009	3,923
Net oil-equivalent production (MBOEPD)(4)	1,815	1,809	1,875	1,885
Sales of natural gas (MMCFPD)	4,306	4,105	4,455	4,225
Sales of natural gas liquids (MBPD)	21	22	23	24
Revenue from liftings
Liquids ($/Bbl)	$41.08	$44.85	$36.64	$49.05
Natural gas ($/MCF)	$4.18	$4.68	$4.01	$4.73
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,513	2,539	2,569	2,605
U.S. Downstream
Gasoline sales (MBPD)(5)	653	637	638	624
Other refined product sales (MBPD)	591	609	601	604
Total refined product sales (MBPD)	1,244	1,246	1,239	1,228
Sales of natural gas liquids (MBPD)	127	138	116	127
Refinery input (MBPD)	970	942	960	925
International Downstream
Gasoline sales (MBPD)(5)	378	325	361	345
Other refined product sales (MBPD)	700	762	716	752
Share of affiliate sales (MBPD)	391	416	374	422
Total refined product sales (MBPD)	1,469	1,503	1,451	1,519
Sales of natural gas liquids (MBPD)	46	57	59	66
Refinery input (MBPD)	790	777	784	778
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	46	64	61	66
International	435	412	431	429
(4) Includes net production of synthetic oil:
Canada	58	56	50	45
Venezuela affiliate	29	29	28	29
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $7.7 billion at September 30, 2016, down $3.7 billion from year-end 2015. Cash provided by operating activities in the first nine months of 2016 was $9.0 billion, compared with $14.9 billion in the year-ago period, reflecting lower crude prices. Cash capital and exploratory expenditures totaled $14.5 billion in the first nine months of 2016, down $8.3 billion from the year-ago period, reflecting lower activity.
Dividends The company paid dividends of $6.0 billion to common shareholders during the first nine months of 2016. In October 2016, the company increased its quarterly dividend by $0.01 per share to $1.08 per common share, payable in December 2016.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $45.6 billion at September 30, 2016, up from $38.5 billion at December 31, 2015.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at September 30, 2016 was $9.2 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $14.1 billion at September 30, 2016, and $12.9 billion at December 31, 2015. Of these amounts, $8.0 billion was reclassified to long-term at both September 30, 2016, and December 31, 2015. At September 30, 2016, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2016, the company had $8.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $6.0 billion and can be renewed for an additional 364-day period or the company can convert any amounts outstanding into a term loan for a period of up to one year, and a $2.0 billion five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2016. In addition, the company has an automatic shelf registration statement that expires in August 2018 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015 or through the first nine months of 2016, and the company does not plan to acquire any shares under the program for the remainder of the year. From the inception of the program through 2014, the company purchased 180.9 million shares for $20.0 billion.
Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both September 30, 2016, and December 31, 2015. Distributions to noncontrolling interests totaled $57 million during the first nine months of 2016 compared to $122 million for the same period in 2015.

Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.2 at September 30, 2016, and 1.4 at December 31, 2015, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2016, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 23.7 percent at September 30, 2016, and 20.2 percent at year-end 2015.
Pension Obligations Information related to pension plan contributions is included on pages 13 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $17.2 billion in the first nine months of 2016, compared with $25.3 billion in the corresponding 2015 period. The amounts included the company’s share of affiliates’ expenditures of $2.7 billion and $2.5 billion in the 2016 and 2015 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2016 were $15.6 billion, representing 91 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Millions of dollars)
United States
Upstream	$990	$1,718	$3,470	$5,912
Downstream	357	566	1,110	1,382
All Other	62	96	137	247
Total United States	1,409	2,380	4,717	7,541
International
Upstream	3,649	5,475	12,157	17,431
Downstream	115	109	290	298
All Other	2	1	3	2
Total International	3,766	5,585	12,450	17,731
Worldwide	$5,175	$7,965	$17,167	$25,272
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 12 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 12 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on pages 14 and 15 in Note 10 and page 19 in Note 13 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 19 in Note 13 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on pages 19 and 20 in Note 13 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 20 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 20 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 20 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended September 30, 2016, does not differ materially from that discussed under Item 7A of Chevron’s 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2016.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2016, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Information related to legal proceedings, including Ecuador, is included beginning on page 15 in Note 12 to the Consolidated Financial Statements.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended September 30, 2016, does not differ materially from that set forth under the heading “Risk Factors” on pages 21 through 23 of the company’s 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 – July 31, 2016	7,698	$104.14	—
August 1 – August 31, 2016	—		—
September 1 – September 30, 2016	—		—
Total	7,698	$104.14	—
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company through open market purchases or in negotiated transactions at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. As of December 31, 2014, 180,886,291 shares had been acquired under this program (some pursuant to Rule 10b5-1 plans and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015, or through the first nine months of 2016, and the company does not plan to acquire any shares under the program for the remainder of the year.

Item 4.	Mine Safety Disclosures
As of December 24, 2015, Chevron no longer owns or operates mines for which reporting requirements apply under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 5.	Other Information
Rule 10b5-1 Plan Elections
John S. Watson, Chairman and Chief Executive Officer, entered into a pre-arranged stock trading plan in August 2016. Mr. Watson’s plan provides for the potential exercise of vested, soon-to-expire stock options and the associated sale of up to 125,000 shares of Chevron common stock in March 2017.
Pierre R. Breber, Executive Vice President, Downstream & Chemicals, also entered into a pre-arranged stock trading plan in August 2016. Mr. Breber’s plan provides for the potential exercise of vested stock options and the associated sale of up to 23,000 shares of Chevron common stock between November 2016 and August 2017.
Both trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 3, 2016

EXHIBIT INDEX

Exhibit Number	Description
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
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