Form 10-Q
period 2017-03-31
CHEVRON CORP
filed 2017-05-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2017
Common stock, $.75 par value	1,894,556,806

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2017, and 2016	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2017, and 2016	4
	Consolidated Balance Sheet at March 31, 2017, and December 31, 2016	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2017, and 2016	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37
Signature		38
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	40
Rule 13a-14(a)/15d-14(a) Certifications		41-42
Rule 13a-14(b)/15d-14(b) Certifications		43-44

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company's suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond its control; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company's ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 22 of the company’s 2016 Annual Report on Form 10-K. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2017	2016
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$31,524	$23,070
Income from equity affiliates	1,150	576
Other income (loss)	747	(93)
Total Revenues and Other Income	33,421	23,553
Costs and Other Deductions
Purchased crude oil and products	17,506	11,225
Operating expenses	4,656	5,404
Selling, general and administrative expenses	870	998
Exploration expenses	144	370
Depreciation, depletion and amortization	4,194	4,403
Taxes other than on income*	2,871	2,864
Interest and debt expense	51	—
Total Costs and Other Deductions	30,292	25,264
Income (Loss) Before Income Tax Expense	3,129	(1,711)
Income Tax Expense (Benefit)	430	(1,004)
Net Income (Loss)	2,699	(707)
Less: Net income attributable to noncontrolling interests	17	18
Net Income (Loss) Attributable to Chevron Corporation	$2,682	$(725)
Per Share of Common Stock:
Net Income (Loss) Attributable to Chevron Corporation
— Basic	$1.43	$(0.39)
— Diluted	$1.41	$(0.39)
Dividends	$1.08	$1.07
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,879,372	1,869,775
— Diluted	1,895,393	1,869,775
____________________
* Includes excise, value-added and similar taxes:	$1,677	$1,652

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Net Income (Loss)	$2,699	$(707)
Currency translation adjustment	14	9
Unrealized holding gain on securities:
Net gain (loss) arising during period	(5)	9
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	171	181
Actuarial loss arising during period	(14)	—
Prior service cost:
Amortization to net income of net prior service costs	(5)	5
Defined benefit plans sponsored by equity affiliates	6	9
Income tax expense on defined benefit plans	(50)	(72)
Total	108	123
Other Comprehensive Gain, Net of Tax	117	141
Comprehensive Income (Loss)	2,816	(566)
Comprehensive income attributable to noncontrolling interests	(17)	(18)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$2,799	$(584)

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31 2017	At December 31 2016
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$6,983	$6,988
Marketable securities	11	13
Accounts and notes receivable, net	13,754	14,092
Inventories
Crude oil and petroleum products	3,315	2,720
Chemicals	437	455
Materials, supplies and other	2,169	2,244
Total inventories	5,921	5,419
Prepaid expenses and other current assets	2,899	3,107
Total Current Assets	29,568	29,619
Long-term receivables, net	2,457	2,485
Investments and advances	30,915	30,250
Properties, plant and equipment, at cost	336,150	336,077
Less: Accumulated depreciation, depletion and amortization	155,854	153,891
Properties, plant and equipment, net	180,296	182,186
Deferred charges and other assets	6,980	6,838
Goodwill	4,543	4,581
Assets held for sale	4,352	4,119
Total Assets	$259,111	$260,078
LIABILITIES AND EQUITY
Short-term debt	$8,297	$10,840
Accounts payable	13,078	13,986
Accrued liabilities	4,657	4,882
Federal and other taxes on income	1,414	1,050
Other taxes payable	980	1,027
Total Current Liabilities	28,426	31,785
Long-term debt	36,864	35,193
Capital lease obligations	95	93
Deferred credits and other noncurrent obligations	21,515	21,553
Noncurrent deferred income taxes	17,276	17,516
Noncurrent employee benefit plans	7,145	7,216
Total Liabilities*	111,321	113,356
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at March 31, 2017, and December 31, 2016)	1,832	1,832
Capital in excess of par value	16,631	16,595
Retained earnings	173,698	173,046
Accumulated other comprehensive loss	(3,726)	(3,843)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (548,119,774 and 551,170,158 shares at March 31, 2017, and December 31, 2016, respectively)	(41,603)	(41,834)
Total Chevron Corporation Stockholders’ Equity	146,592	145,556
Noncontrolling interests	1,198	1,166
Total Equity	147,790	146,722
Total Liabilities and Equity	$259,111	$260,078
____________________
* Refer to Note 14, "Other Contingencies and Commitments" beginning on page 19.
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$2,699	$(707)
Adjustments
Depreciation, depletion and amortization	4,194	4,403
Dry hole expense	7	262
Distributions less than income from equity affiliates	(652)	(219)
Net before-tax gains on asset retirements and sales	(764)	(27)
Net foreign currency effects	131	212
Deferred income tax provision	(563)	(1,089)
Net increase in operating working capital	(957)	(993)
Decrease (increase) in long-term receivables	20	(68)
Net (increase) decrease in other deferred charges	(32)	3
Cash contributions to employee pension plans	(170)	(461)
Other	(34)	(175)
Net Cash Provided by Operating Activities	3,879	1,141
Investing Activities
Capital expenditures	(3,315)	(5,566)
Proceeds and deposits related to asset sales	2,087	82
Net maturities of time deposits	—	—
Net sales (purchases) of marketable securities	2	—
Net (borrowing) repayment of loans by equity affiliates	(6)	(92)
Net sales (purchases) of other short-term investments	(7)	67
Net Cash Used for Investing Activities	(1,239)	(5,509)
Financing Activities
Net borrowings (repayments) of short-term obligations	(3,928)	3,802
Proceeds from issuance of long-term debt	3,994	—
Repayments of long-term debt and other financing obligations	(966)	(14)
Cash dividends — common stock	(2,029)	(2,000)
Distributions to noncontrolling interests	—	—
Net sales of treasury shares	245	123
Net Cash Provided by Financing Activities	(2,684)	1,911
Effect of Exchange Rate Changes on Cash and Cash Equivalents	39	(3)
Net Change in Cash and Cash Equivalents	(5)	(2,460)
Cash and Cash Equivalents at January 1	6,988	11,022
Cash and Cash Equivalents at March 31	$6,983	$8,562

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2017, are not necessarily indicative of future financial results. The term “earnings” is defined as net income (loss) attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2016 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ending March 31, 2017, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
(Millions of Dollars)

	Three Months Ended March, 31, 2017
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total

Balance at January 1	$(162)	$(2)	$(2)	$(3,677)	$(3,843)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	14	(5)	—	2	11
Reclassifications (2)	—	—	—	106	106
Net Other Comprehensive Income (Loss)	14	(5)	—	108	117
Balance at March 31	$(148)	$(7)	$(2)	$(3,569)	$(3,726)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $166 million that are included in employee benefit costs for the three months ending March 31, 2017. Related income taxes for the same period, totaling $60 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first three months of 2017 and 2016 is as follows:

	2017			2016
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$145,556	$1,166	$146,722	$152,716	$1,170	$153,886
Net income (loss)	2,682	17	2,699	(725)	18	(707)
Dividends	(2,030)	—	(2,030)	(2,001)	—	(2,001)
Distributions to noncontrolling interests	—	—	—	—	—	—
Treasury shares, net	231	—	231	143	—	143
Other changes, net*	153	15	168	174	(19)	155
Balance at March 31	$146,592	$1,198	$147,790	$150,307	$1,169	$151,476
 __________________________________________
* Includes components of comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows
The “Net increase in operating working capital” was composed of the following operating changes:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Decrease in accounts and notes receivable	$317	$468
Increase in inventories	(550)	(176)
Decrease (increase) in prepaid expenses and other current assets	209	(241)
Decrease in accounts payable and accrued liabilities	(1,178)	(1,039)
Increase (decrease) in income and other taxes payable	245	(5)
Net increase in operating working capital	$(957)	$(993)
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$—	$—
Income taxes	494	453
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 21 in Note 15 under the heading "Restricted Cash."

The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Marketable securities purchased	$—	$(6)
Marketable securities sold	2	6
Net sales of marketable securities	$2	$—
The “Net (borrowing) repayment of loans by equity affiliates” consisted of the following gross amounts:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Borrowing of loans by equity affiliates	$(70)	$(96)
Repayment of loans by equity affiliates	64	4
Net borrowing of loans by equity affiliates	$(6)	$(92)
The “Net sales (purchases) of other short-term investments” consisted of the following gross amounts:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Purchases of other short-term investments	$(9)	$(13)
Sales of other short-term investments	2	80
Net sales of other short-term investments	$(7)	$67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net borrowings (repayments) of short-term obligations" consisted of the following gross and net amounts:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Repayments of short-term obligations	$(2,952)	$(3,152)
Proceeds from issuances of short-term obligations	3,415	2,831
Net borrowings of short-term obligations with three months or less maturity	(4,391)	4,123
Net borrowings of short-term obligations	$(3,928)	$3,802
The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1 million for the first three months in 2017 and 2016. No purchases were made under the company's share repurchase program in the first three months of 2017 or 2016.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Additions to properties, plant and equipment	$3,305	$5,285
Additions to investments	3	115
Current year dry hole expenditures	7	166
Capital expenditures	3,315	5,566
Expensed exploration expenditures	137	108
Assets acquired through capital lease obligations	1	4
Capital and exploratory expenditures, excluding equity affiliates	3,453	5,678
Company’s share of expenditures by equity affiliates	939	791
Capital and exploratory expenditures, including equity affiliates	$4,392	$6,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. New Accounting Standards
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
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) In March 2017, the FASB issued ASU 2017-05 which becomes effective for the company January 1, 2018. The standard provides clarification regarding the guidance on accounting for the derecognition of nonfinancial assets. The company is evaluating the effect of the standard on its consolidated financial statements.
Compensation - Retirement Benefits (Topic 715) In March 2017, the FASB issued ASU 2017-07 which becomes effective for the company January 1, 2018. The standard requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. The company is evaluating the effect of the standard on its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2017, and 2016, are presented in the following table:

	Three Months Ended March 31
Segment Earnings	2017	2016
	(Millions of dollars)
Upstream
United States	$80	$(850)
International	1,437	(609)
Total Upstream	1,517	(1,459)
Downstream
United States	469	247
International	457	488
Total Downstream	926	735
Total Segment Earnings	2,443	(724)
All Other
Interest expense	(43)	—
Interest income	15	15
Other	267	(16)
Net Income (Loss) Attributable to Chevron Corporation	$2,682	$(725)
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2017, and December 31, 2016, are as follows:

Segment Assets	At March 31 2017	At December 31 2016
	(Millions of dollars)
Upstream
United States	$42,096	$42,596
International	163,151	164,068
Goodwill	4,543	4,581
Total Upstream	209,790	211,245
Downstream
United States	22,590	22,264
International	16,123	15,816
Total Downstream	38,713	38,080
Total Segment Assets	248,503	249,325
All Other
United States	4,974	4,852
International	5,634	5,901
Total All Other	10,608	10,753
Total Assets — United States	69,660	69,712
Total Assets — International	184,908	185,785
Goodwill	4,543	4,581
Total Assets	$259,111	$260,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2017, and 2016, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
Sales and Other Operating Revenues	2017	2016
	(Millions of dollars)
Upstream
United States	$3,240	$2,072
International	6,581	5,021
Subtotal	9,821	7,093
Intersegment Elimination — United States	(2,241)	(1,331)
Intersegment Elimination — International	(2,720)	(1,929)
Total Upstream	4,860	3,833
Downstream
United States	12,432	9,167
International	14,513	10,308
Subtotal	26,945	19,475
Intersegment Elimination — United States	(3)	(4)
Intersegment Elimination — International	(330)	(263)
Total Downstream	26,612	19,208
All Other
United States	235	249
International	5	8
Subtotal	240	257
Intersegment Elimination — United States	(183)	(220)
Intersegment Elimination — International	(5)	(8)
Total All Other	52	29
Sales and Other Operating Revenues
United States	15,907	11,488
International	21,099	15,337
Subtotal	37,006	26,825
Intersegment Elimination — United States	(2,427)	(1,555)
Intersegment Elimination — International	(3,055)	(2,200)
Total Sales and Other Operating Revenues	$31,524	$23,070
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$24,408	$16,864
Costs and other deductions	24,099	17,996
Net income (loss) attributable to CUSA	421	(444)

	At March 31 2017	At December 31 2016
	(Millions of dollars)
Current assets	$10,936	$11,266
Other assets	55,452	55,722
Current liabilities	16,284	16,660
Other liabilities	15,497	21,701
Total CUSA net equity	$34,607	$28,627
Memo: Total debt	$3,054	$9,418

Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$3,395	$2,260
Costs and other deductions	1,754	1,393
Net income attributable to TCO	1,158	604
Note 9. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table below:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$2,445	$1,923
Costs and other deductions	2,019	1,555
Net income attributable to CPChem	503	459
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
The company also sponsors other postretirement employee benefit (OPEB) plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. Beginning in 2017, medical coverage for Medicare-eligible retirees in the company's main U.S. medical plan is provided through a third-party private exchange. The increase to the pre-Medicare company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2017 and 2016 are as follows:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Pension Benefits
United States
Service cost	$122	$123
Interest cost	91	94
Expected return on plan assets	(149)	(181)
Amortization of prior service credits	(1)	(2)
Amortization of actuarial losses	85	84
Settlement losses	78	81
Total United States	226	199
International
Service cost	37	40
Interest cost	53	67
Expected return on plan assets	(58)	(62)
Amortization of prior service costs	3	4
Amortization of actuarial losses	9	11
Settlement losses	—	—
Total International	44	60
Net Periodic Pension Benefit Costs	$270	$259
Other Benefits*
Service cost	$8	$15
Interest cost	23	32
Amortization of prior service costs	(7)	3
Amortization of actuarial losses	(1)	5
Net Periodic Other Benefit Costs	$23	$55
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2017, a total of $170 million was contributed to employee pension plans (including $95 million to the U.S. plans.) Total contributions for the full year are currently estimated to be $450 million ($200 million for the U.S. plans and $250 million for the international plans.) The company anticipates it will not make contributions to the primary U.S. pension plan for the remainder of 2017. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2017, the company contributed $35 million to its OPEB plans. The company anticipates contributing approximately $128 million during the remainder of 2017.
Note 11. Income Taxes
The 2017 increase in income tax expense of $1.43 billion between periods, from a benefit of $1.0 billion in 2016 to a charge of $430 million in 2017, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices and the sale of the company’s geothermal assets in Indonesia. The company’s effective tax rate changed between periods from 59 percent in 2016 to 14 percent in 2017. The change in effective tax rate is primarily a consequence of higher crude oil prices as well as the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2017. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Angola — 2009 and Kazakhstan — 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The company is currently assessing the impact of an April 21, 2017 adverse decision issued by the Federal Court of Australia regarding the interest rate to be applied on certain Chevron intercompany loans.  At this time, it is not possible to determine whether the decision will result in a significant change in the company’s unrecognized tax benefit within the next 12 months.  Any such change would impact the company’s effective tax rate.
Note 12. Assets Held For Sale
At March 31, 2017, the company classified $4.35 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2016 and the first three months of 2017 were not material.
Note 13. Litigation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Lago Agrio Plaintiffs' Enforcement Actions Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision and, on December 17, 2013, the Court of Appeals for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron appealed the decision to the Supreme Court of Canada and, on September 4, 2015, the Supreme Court dismissed the appeal and affirmed that the Ontario Superior Court of Justice has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action. The recognition and enforcement proceeding and related preliminary motions are proceeding in the Ontario Superior Court of Justice. On January 20, 2017, the Ontario Superior Court of Justice granted Chevron Canada Limited’s and Chevron Corporation’s motions for summary judgment, concluding that the two companies are separate legal entities with separate rights and obligations. As a result, the Superior Court dismissed the recognition and enforcement claim against Chevron Canada Limited.  Chevron Corporation still remains as a defendant in the action. On February 3, 2017, the Lago Agrio plaintiffs appealed the Superior Court's January 20, 2017 decision.
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
On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013, the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014 to which the Lago Agrio plaintiffs responded on December 29, 2015. On April 19, 2016, the public prosecutor in Argentina issued a non-binding opinion recommending to the National Court, First Instance, of Argentina that it reject the Lago Agrio plaintiffs' request to recognize the Ecuadorian judgment in Argentina. On February 24, 2017, the public prosecutor in Argentina issued a supplemental opinion reaffirming its previous recommendations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The trial commenced on October 15, 2013 and concluded on November 22, 2013. On March 4, 2014, the Federal District Court entered a judgment in favor of Chevron, prohibiting the defendants from seeking to enforce the Lago Agrio judgment in the United States and further prohibiting them from profiting from their illegal acts. The defendants appealed the Federal District Court's decision, and, on April 20, 2015, a panel of the U.S. Court of Appeals for the Second Circuit heard oral arguments. On August 8, 2016, the Second Circuit issued a unanimous opinion affirming in full the judgment of the Federal District Court in favor of Chevron. On October 27, 2016, the Second Circuit denied the defendants' petitions for en banc rehearing of the opinion on their appeal. On March 27, 2017, two of the defendants filed a petition for a Writ of Certiorari to the United States Supreme Court.
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
Note 14. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 11 on page 14 and 15 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
As discussed in Note 11, on page 15, the company is currently assessing the impact of an April 21, 2017 adverse decision issued by the Federal Court of Australia regarding the interest rate to be applied on certain Chevron intercompany loans.  At this time, it is not possible to determine whether the decision will result in a significant change in the company’s unrecognized tax benefit, which may have a material effect on the company’s results of operations in any one reporting period.  The company does not expect settlement of income tax liabilities associated with other uncertain tax positions to have a material effect on the consolidated financial position or equity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 15. Fair Value Measurements
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2017, and December 31, 2016, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2017				At December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$11	$11	$—	$—	$13	$13	$—	$—
Derivatives	73	51	22	—	32	15	17	—
Total Assets at Fair Value	$84	$62	$22	$—	$45	$28	$17	$—
Derivatives	8	1	7	—	109	78	31	—
Total Liabilities at Fair Value	$8	$1	$7	$—	$109	$78	$31	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2017.
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
Assets carried at fair value at March 31, 2017, and December 31, 2016, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $7.0 billion and $7.0 billion at March 31, 2017, and December 31, 2016, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2017.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.4 billion at March 31, 2017, and December 31, 2016, respectively. At March 31, 2017, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments and refundable deposits related to pending asset sales, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $27.9 billion and $26.2 billion at March 31, 2017, and December 31, 2016, respectively. The fair value of long-term debt at March 31, 2017, and December 31, 2016 was $28.4 billion and $26.6 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $27.7 billion. The fair value of other long-term debt classified as Level 2 is $0.7 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2017, and December 31, 2016, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2017, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2017

	Total	Level 1	Level 2	Level 3	Before-Tax Loss

Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$81
Properties, plant and equipment, net (held for sale)	502	—	502	—	76
Investments and advances	10	—	—	10	3
Total Assets at Fair Value	$512	$—	$502	$10	$160
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2017.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2017.
Note 16. Financial and Derivative Instruments
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
Derivative instruments measured at fair value at March 31, 2017, and December 31, 2016, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At March 31 2017	At December 31 2016
Commodity	Accounts and notes receivable, net	$70	$30
Commodity	Long-term receivables, net	3	2
Total Assets at Fair Value		$73	$32
Commodity	Accounts payable	$6	$99
Commodity	Deferred credits and other noncurrent obligations	2	10
Total Liabilities at Fair Value		$8	$109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended March 31
Type of Contract	Statement of Income Classification	2017	2016
Commodity	Sales and other operating revenues	$162	$(26)
Commodity	Purchased crude oil and products	4	(4)
Commodity	Other income	(2)	(1)
		$164	$(31)
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2017, and December 31, 2016.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2017
Derivative Assets	$999	$926	$73	$—	$73
Derivative Liabilities	$934	$926	$8	$—	$8

At December 31, 2016
Derivative Assets	$1,052	$1,020	$32	$—	$32
Derivative Liabilities	$1,129	$1,020	$109	$—	$109

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."
Note 17. Long-Term Debt
In February 2017, the company issued $450 million in aggregate principal amount of floating rate notes due 2019, $550 million in aggregate principal amount of 1.686 percent notes due 2019, $400 million in aggregate principal amount of floating rate notes due 2020, $600 million in aggregate principal amount of 1.991 percent notes due 2020, $300 million in aggregate principal amount of floating rate notes due 2022, $700 million in aggregate principal amount of 2.498 percent notes due 2022, and $1.0 billion in aggregate principal amount of 2.895 percent notes due 2024. In February 2017, $900 million of Chevron Corporation floating rate notes were repaid at maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2017 Compared with First Quarter 2016

Key Financial Results
Earnings by Business Segment

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Upstream
United States	$80	$(850)
International	1,437	(609)
Total Upstream	1,517	(1,459)
Downstream
United States	469	247
International	457	488
Total Downstream	926	735
Total Segment Earnings	2,443	(724)
All Other	239	(1)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$2,682	$(725)
_____________________
(1) Includes foreign currency effects	$(241)	$(319)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for the first three months of 2017 was $2,682 million ($1.41 per share — diluted), compared with a loss of $725 million ($0.39 per share — diluted) in the first three months of 2016.
Upstream earnings in first quarter 2017 were $1.52 billion compared to a loss of $1.46 billion in the corresponding 2016 period. The increase was mainly due to higher crude oil sales prices, higher gains on asset sales, lower operating expenses and higher natural gas sale volumes.
Downstream earnings in first quarter 2017 were $926 million compared with $735 million in the corresponding 2016 period. The increase was mainly due to absence of a first quarter 2016 asset impairment and lower operating expenses.
Refer to pages 28 through 29 for additional discussion of results by business segment and “All Other” activities for first quarter of 2017 versus the same period in 2016.
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
Earnings of the company depend mostly on the profitability of its upstream business segment. The biggest factor affecting the results of operations for the upstream segment is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2014. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. The company is responding with reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures, and increased asset sales. The company anticipates that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing of any such increase is unknown. In the company's downstream business, crude oil is the largest cost component of refined products. It is the company's objective to deliver competitive results and shareholder value in any business environment.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the first quarters of 2017 and 2016.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 and to "Risk Factors" on pages 20 through 22 of the company’s 2016 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company's asset sale program for 2016 and 2017 is targeting before-tax proceeds of $5-10 billion. Proceeds and deposits related to asset sales were $2.8 billion in 2016 and $2.1 billion in the first three months of 2017. Refer to the "Results of Operations" section beginning on page 28 for discussions of net gains on asset sales during 2017. Refer to "Operating Developments" on page 27 and 28 for further information regarding the company's asset dispositions. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $44 per barrel for the full-year 2016. During 2017, Brent averaged $54 per barrel in the first quarter, and ended April at about $50. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent markets traded in a $50-$55 per barrel range throughout most of the 2017 first quarter driven by steady demand growth and strong compliance among OPEC producers on production cuts implemented beginning in January.  Oil markets were also supported by heightened geopolitical uncertainty and renewed supply disruptions in Libya.  However, price recovery was limited by persistently high global inventory levels and the return of U.S. production growth stemming from a recovery in activity.
The WTI price averaged $43 per barrel for the full-year 2016. During 2017, WTI averaged $52 per barrel in the first quarter, and ended April at about $49. WTI traded at a wider discount to Brent in the 2017 first quarter relative to fourth quarter 2016 due to persistently high U.S. crude oil inventory levels, growing U.S. production, and the seasonal reduction in U.S. refinery runs.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type, which are functions of the capacity of refineries that are able to process each as feedstock into high-value light products (motor gasoline, jet fuel, aviation gasoline and diesel fuel). In first quarter 2017, the differential narrowed in North America due to reduced global availability of heavier, more sour, crudes and reduced support for U.S. light sweet crude prices as a result of U.S. production growth.  Outside of North America, differentials narrowed as lower output from key Middle East producers increased values of heavier, more sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 32 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. In the United States, prices at Henry Hub averaged $3.01 per thousand cubic feet (MCF) for the first three months of 2017, compared with $1.99 during the first three months of 2016. At the end of April 2017, the Henry Hub spot price was $3.17 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron continues to invest in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales prices averaged $4.36 per MCF during the first three months of 2017, compared with $3.91 per MCF in the same period last year. (See page 32 for the company’s average natural gas sales prices for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first three months of 2017 averaged 2.676 million barrels per day. About one-sixth of the company’s net oil-equivalent production in the first three months of 2017 occurred in the OPEC-member countries of Angola, Nigeria and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the first quarter of 2017 or 2016.
The company estimates that net oil-equivalent production for the full-year 2017 will grow 4 to 9 percent compared to 2016, assuming a Brent crude oil price of $50 per barrel and before the effect of anticipated asset sales.  The impact of 2017 asset sales on full-year production is expected to be in the range of 50,000 to 100,000 barrels of oil-equivalent per day, depending on the timing of the close of individual transactions. The estimate of full-year production is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in certain upstream projects can begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. During 2015, net oil-equivalent production averaged 28,000 barrels per day. As of early May 2017, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of production in 2015 and 2016 were not significant and are not expected to be significant in 2017.
Refer to the “Results of Operations” section on pages 28 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section on pages 29 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:

•	Angola — Commenced production from the main production facility of the Mafumeira Sul Project.

•	Australia — Achieved first LNG from Train 3 at the Gorgon Project.

•	Bangladesh — Announced agreement to sell upstream operations.

•	Canada — Signed agreement to sell refining and marketing assets in British Columbia and Alberta.

•	Indonesia — Completed the sale of the geothermal business.

•	South Africa and Botswana — Signed agreement to sell refining, fuels and lubricants assets.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
U.S. Upstream Earnings	$80	$(850)
U.S. upstream operations earned $80 million in first quarter 2017, compared to a loss of $850 million from the corresponding period in 2016. The increase was primarily due to higher crude oil realizations of $540 million and lower depreciation and operating expenses of $150 million and $90 million, respectively.
The company’s average sales price per barrel for U.S. crude oil and natural gas liquids in first quarter 2017 was $45, compared with $26 a year earlier. The average sales price of natural gas in first quarter 2017 was $2.39 per thousand cubic feet, compared with $1.32 in first quarter 2016.
Net oil-equivalent production of 672,000 barrels per day in first quarter 2017 was down 29,000 barrels per day, or 4 percent, from a year earlier. Production increases from base business in the Gulf of Mexico, shale and tight properties in the Permian Basin in Texas and New Mexico, and the Jack/St. Malo major capital project were more than offset by the impact of asset sales of 68,000 barrels per day, and normal field declines.
The net liquids component of oil-equivalent production of 504,000 barrels per day in the first quarter 2017 was up 3 percent from the corresponding 2016 period. Net natural gas production was 1.01 billion cubic feet per day in first quarter 2017, a decrease of 21 percent from the corresponding 2016 period.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
International Upstream Earnings*	$1,437	$(609)
___________________
* Includes foreign currency effects	$(274)	$(298)
International upstream operations earned $1.44 billion in first quarter 2017, compared with a loss of $609 million from the corresponding period in 2016. The increase was due to higher crude oil realizations of $1.14 billion, a gain of approximately $600 million from the sale of the Indonesia geothermal business, higher natural gas sales volumes of $310 million and lower operating expenses of $220 million. Partially offsetting these effects were higher depreciation expenses of $130 million and higher tax items of $120 million. Foreign currency effects decreased earnings by $274 million in the 2017 quarter, compared with a decrease of $298 million a year earlier.
The average sales price per barrel of crude oil and natural gas liquids in first quarter 2017 was $49, compared with $29 a year earlier. The average sales price of natural gas in first quarter 2017 was $4.36 per thousand cubic feet, compared with $3.91 in first quarter 2016.
International net oil-equivalent production of 2.00 million barrels per day in first quarter 2017 increased 39,000 barrels per day, or 2 percent, from first quarter 2016. Production increases from major capital projects and base business were partially offset by production entitlement effects in several locations, normal field declines and the effects of civil unrest in Nigeria.
The net liquids component of oil-equivalent production of 1.20 million barrels per day in first quarter 2017 decreased 7 percent from first quarter 2016. Net natural gas production of 4.80 billion cubic feet per day in first quarter 2017 increased 19 percent from first quarter 2016.

Downstream

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
U.S. Downstream Earnings	$469	$247
U.S. downstream operations earned $469 million in first quarter 2017, compared with earnings of $247 million a year earlier. The increase was primarily due to the absence of a first quarter 2016 asset impairment of $110 million, lower operating expenses of $80 million and higher margins on refined product sales of $30 million.
Refinery crude oil input in first quarter 2017 decreased 5 percent to 912,000 barrels per day from the year-ago period. Refined product sales of 1.15 million barrels per day decreased 5 percent from first quarter 2016. Branded gasoline sales of 511,000 barrels per day were essentially unchanged from the 2016 period. Both refinery crude oil input and refined product sales were down due to divestment of the Hawaii refining and marketing assets.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
International Downstream Earnings*	$457	$488
___________________
* Includes foreign currency effects	$(46)	$(48)
International downstream operations earned $457 million in first quarter 2017, compared with $488 million a year earlier. The decrease was primarily due to lower margins on refined product sales of $30 million. Foreign currency effects decreased earnings by $46 million in first quarter 2017, compared with a decrease of $48 million a year earlier.
Refinery crude oil input of 753,000 barrels per day in first quarter 2017 decreased 42,000 barrels per day from the year-ago period, mainly due to planned turnaround activity at the company's refinery in Cape Town, South Africa.
Total refined product sales of 1.45 million barrels per day in first quarter 2017 increased 1 percent from the year-ago period due to higher gas oil and fuel oil sales, partially offset by lower gasoline sales.
All Other

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Earnings/(Charges)*	$239	$(1)
___________________
* Includes foreign currency effects	$79	$27
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net earnings in first quarter 2017 were $239 million, compared with net charges of $1 million a year earlier. The change between periods was mainly due to lower employee expenses and favorable corporate tax items. Foreign currency effects increased earnings by $79 million for the first three months of 2017, compared with a benefit of $27 million in the 2016 period.
Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$31,524	$23,070
Sales and other operating revenues increased $8.5 billion in the first quarter, primarily due to higher crude oil and refined product prices.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Income from equity affiliates	$1,150	$576
Income from equity affiliates in the quarterly period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan, Angola LNG, and Petropiar and Petroboscan in Venezuela, partially offset by lower downstream-related earnings from GS Caltex in South Korea.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Other income	$747	$(93)
Other income for the first quarter increased due to higher gains on asset sales and a favorable swing in foreign currency effects.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Purchased crude oil and products	$17,506	$11,225
Purchases increased $6.3 billion in the first quarter, primarily due to higher crude oil and refined product prices.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,526	$6,402
Operating, selling, general and administrative expenses decreased $876 million between quarterly periods mostly due to lower employee, non-operated joint venture and transportation expenses.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Exploration expenses	$144	$370
The decrease in exploration expenses for the first quarter was mostly due to lower charges for well write-offs.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Depreciation, depletion and amortization	$4,194	$4,403
Depreciation, depletion and amortization expenses for the first quarter decreased mainly due to the absence of a 2016 impairment of a downstream asset and lower depreciation rates for certain oil and gas producing fields, partially offset by higher production levels for certain oil and gas producing fields.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Taxes other than on income	$2,871	$2,864
Taxes other than on income were relatively flat between periods.

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
Income tax expense	$430	$(1,004)
The increase in income tax expense in 2017 of $1.43 billion is consistent with the increase in total income before-tax for the company of $4.84 billion. U.S. income before tax increased from a loss of $1.64 billion in 2016 to income of $237 million in 2017. This increase in income was primarily driven by the effect of higher crude oil prices. The increase in income had a direct impact on the company’s U.S. income tax cost, resulting in a decrease in benefit of $482 million between year-over-year periods, from a tax benefit of $870 million in 2016 to a tax benefit of $388 million in 2017. Contributing to the result were U.S. tax adjustments. International income before tax increased from a loss of $67 million in 2016 to income of $2.89 billion in 2017. This $2.96 billion increase was primarily driven by the effect of higher crude oil prices and the gain on the sale of the company’s geothermal assets in Indonesia. The higher crude prices primarily drove the $952 million increase in international income tax expense between year-over-year periods, from a benefit of $134 million in 2016 to a cost of $818 million in 2017. Refer also to the discussion of the effective income tax rate in Note 11 on pages 14 and 15.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended March 31
	2017	2016
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	504	490
Net natural gas production (MMCFPD)(3)	1,006	1,266
Net oil-equivalent production (MBOEPD)	672	701
Sales of natural gas (MMCFPD)	3,142	3,808
Sales of natural gas liquids (MBPD)	29	24
Revenue from net production
Liquids ($/Bbl)	$44.83	$26.49
Natural gas ($/MCF)	$2.39	$1.32
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,204	1,291
Net natural gas production (MMCFPD)(3)	4,801	4,044
Net oil-equivalent production (MBOEPD)(4)	2,004	1,965
Sales of natural gas (MMCFPD)	4,933	4,558
Sales of natural gas liquids (MBPD)	23	24
Revenue from liftings
Liquids ($/Bbl)	$48.56	$29.14
Natural gas ($/MCF)	$4.36	$3.91
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,676	2,666
U.S. Downstream
Gasoline sales (MBPD)(5)	584	616
Other refined product sales (MBPD)	569	594
Total refined product sales (MBPD)	1,153	1,210
Sales of natural gas liquids (MBPD)	106	105
Refinery input (MBPD)	912	957
International Downstream
Gasoline sales (MBPD)(5)	331	360
Other refined product sales (MBPD)	753	707
Share of affiliate sales (MBPD)	361	369
Total refined product sales (MBPD)	1,445	1,436
Sales of natural gas liquids (MBPD)	65	64
Refinery input (MBPD)	753	795
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	37	67
International	512	428
(4) Includes net production of synthetic oil:
Canada	51	49
Venezuela affiliate	29	27
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $7.0 billion at March 31, 2017 and year-end 2016. Cash provided by operating activities in the first three months of 2017 was $3.9 billion, compared with $1.1 billion in the year-ago period, reflecting higher crude oil prices. Cash capital and exploratory expenditures totaled $3.5 billion in the first three months of 2017, down $2.2 billion from the year-ago period, reflecting lower activity. Cash provided by investing activities included proceeds and deposits related to asset sales of $2.1 billion in the first three months of 2017, compared to $0.1 billion in the year ago period.
Dividends The company paid dividends of $2.0 billion to common shareholders during the first three months of 2017. In April 2017, the company declared a quarterly dividend of $1.08 per common share, payable in June 2017.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $45.3 billion at March 31, 2017, down from $46.1 billion at December 31, 2016.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at March 31, 2017 was $6.5 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $17.3 billion at March 31, 2017, and $19.8 billion at December 31, 2016. Of these amounts, $9.0 billion was reclassified to long-term at both March 31, 2017, and December 31, 2016. At March 31, 2017, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2017, the company had $9.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $6.9 billion and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $2.1 billion five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2017. In addition, the company has an automatic shelf registration statement that expires in August 2018 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015, 2016 or through the first three months of 2017, and the company does not plan to acquire any shares under the program for the remainder of the year. From the inception of the program through 2014, the company had purchased 180.9 million shares for $20.0 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both March 31, 2017, and December 31, 2016. There were no distributions to noncontrolling interests during the first three months of 2017 or for the same period in 2016.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.0 at March 31, 2017, and 0.9 at December 31, 2016, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2017, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 23.6 percent at March 31, 2017, and 24.1 percent at year-end 2016.
Pension Obligations Information related to pension plan contributions is included on page 13 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $4.4 billion in the first three months of 2017, compared with $6.5 billion in the corresponding 2016 period. The amounts included the company’s share of affiliates’ expenditures of $0.9 billion and $0.8 billion in the 2017 and 2016 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2017 were $4.0 billion, representing 90 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended March 31
	2017	2016
	(Millions of dollars)
United States
Upstream	$1,051	$1,276
Downstream	321	421
All Other	34	22
Total United States	1,406	1,719
International
Upstream	2,916	4,690
Downstream	69	59
All Other	1	1
Total International	2,986	4,750
Worldwide	$4,392	$6,469
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 13 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 13 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on pages 14 and 15 in Note 11 and page 19 in Note 14 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 19 in Note 14 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on pages 19 and 20 in Note 14 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2017, does not differ materially from that discussed under Item 7A of Chevron’s 2016 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2017.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2017, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings On November 18, 2016, Chevron received an Administrative Order (AO) from the U.S. Environmental Protection Agency (EPA) alleging noncompliance with the water permit that governed conveyances of captured groundwater and spring water from the former Questa mine located in New Mexico to its associated tailing facility. Chevron is in negotiations with EPA regarding this matter. Resolution of this matter may result in payment of civil penalties of $100,000 or more.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 15 in Note 13 to the Consolidated Financial Statements.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended March 31, 2017, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 22 of the company’s 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 – Jan. 31, 2017	9,852	$117.84	—
Feb. 1 – Feb. 28, 2017	—	—	—
Mar. 1 – Mar. 31, 2017	—	—	—
Total	9,852	$117.84	—
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. From inception of the program through 2014, the company had purchased 180,886,291 shares under this program (some pursuant to Rule 10b5-1 plan and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015 or 2016 or through the first three months of 2017, and the company does not plan to acquire any shares under the program for the remainder of the year.

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

(10.1)
Form of Non-Qualified Stock Options Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

(10.2)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

(10.3)
Form of Standard Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.3 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

(10.4)
Form of Special Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.4 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

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
Date: May 4, 2017

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

(10.1)
Form of Non-Qualified Stock Options Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

(10.2)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

(10.3)
Form of Standard Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.3 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

(10.4)
Form of Special Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.4 to Chevron Corporation’s Current Report on Form 8-K, filed January 30, 2017, and incorporated herein by reference.

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