Form 10-Q
period 2017-06-30
CHEVRON CORP
filed 2017-08-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2017
Common stock, $.75 par value	1,895,002,689

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2017, and 2016	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2017, and 2016	4
	Consolidated Balance Sheet at June 30, 2017, and December 31, 2016	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2017, and 2016	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	37
Signature		38
Exhibits:	Computation of Ratio of Earnings to Fixed Charges	40
Rule 13a-14(a)/15d-14(a) Certifications		41-42
Rule 13a-14(b)/15d-14(b) Certifications		43-44

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “could,” “should,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on schedule,” “on track,” “goals,” “objectives,” “strategies,” “opportunities” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$32,877	$27,844	$64,401	$50,914
Income from equity affiliates	1,316	752	2,466	1,328
Other income	287	686	1,034	593
Total Revenues and Other Income	34,480	29,282	67,901	52,835
Costs and Other Deductions
Purchased crude oil and products	18,325	15,278	35,831	26,503
Operating expenses	4,662	5,054	9,318	10,458
Selling, general and administrative expenses	991	1,033	1,861	2,031
Exploration expenses	125	214	269	584
Depreciation, depletion and amortization	5,311	6,721	9,505	11,124
Taxes other than on income*	3,065	2,973	5,936	5,837
Interest and debt expense	48	79	99	79
Total Costs and Other Deductions	32,527	31,352	62,819	56,616
Income (Loss) Before Income Tax Expense	1,953	(2,070)	5,082	(3,781)
Income Tax Expense (Benefit)	487	(607)	917	(1,611)
Net Income (Loss)	1,466	(1,463)	4,165	(2,170)
Less: Net income attributable to noncontrolling interests	16	7	33	25
Net Income (Loss) Attributable to Chevron Corporation	$1,450	$(1,470)	$4,132	$(2,195)
Per Share of Common Stock:
Net Income (Loss) Attributable to Chevron Corporation
— Basic	$0.77	$(0.78)	$2.20	$(1.17)
— Diluted	$0.77	$(0.78)	$2.18	$(1.17)
Dividends	$1.08	$1.07	$2.16	$2.14
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,881,019	1,871,995	1,880,200	1,870,885
— Diluted	1,893,014	1,871,995	1,894,197	1,870,885
____________________
* Includes excise, value-added and similar taxes:	$1,771	$1,784	$3,448	$3,436

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Net Income (Loss)	$1,466	$(1,463)	$4,165	$(2,170)
Currency translation adjustment	10	(7)	24	2
Unrealized holding gain on securities:
Net gain (loss) arising during period	—	1	(5)	10
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	174	198	345	379
Actuarial loss arising during period	—	(14)	(14)	(14)
Prior service cost:
Amortization to net income of net prior service costs	(5)	8	(10)	13
Defined benefit plans sponsored by equity affiliates	4	5	10	14
Income tax expense on defined benefit plans	(61)	(73)	(111)	(145)
Total	112	124	220	247
Other Comprehensive Gain, Net of Tax	122	118	239	259
Comprehensive Income (Loss)	1,588	(1,345)	4,404	(1,911)
Comprehensive income attributable to noncontrolling interests	(16)	(7)	(33)	(25)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$1,572	$(1,352)	$4,371	$(1,936)

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30 2017	At December 31 2016
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$4,762	$6,988
Marketable securities	13	13
Accounts and notes receivable, net	13,168	14,092
Inventories
Crude oil and petroleum products	3,461	2,720
Chemicals	472	455
Materials, supplies and other	2,142	2,244
Total inventories	6,075	5,419
Prepaid expenses and other current assets	2,608	3,107
Total Current Assets	26,626	29,619
Long-term receivables, net	2,403	2,485
Investments and advances	31,706	30,250
Properties, plant and equipment, at cost	337,551	336,077
Less: Accumulated depreciation, depletion and amortization	159,375	153,891
Properties, plant and equipment, net	178,176	182,186
Deferred charges and other assets	7,352	6,838
Goodwill	4,543	4,581
Assets held for sale	3,793	4,119
Total Assets	$254,599	$260,078
LIABILITIES AND EQUITY
Short-term debt	$8,782	$10,840
Accounts payable	12,057	13,986
Accrued liabilities	4,695	4,882
Federal and other taxes on income	1,328	1,050
Other taxes payable	1,094	1,027
Total Current Liabilities	27,956	31,785
Long-term debt	33,989	35,193
Capital lease obligations	93	93
Deferred credits and other noncurrent obligations	20,898	21,553
Noncurrent deferred income taxes	17,067	17,516
Noncurrent employee benefit plans	7,208	7,216
Total Liabilities*	107,211	113,356
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at June 30, 2017, and December 31, 2016)	1,832	1,832
Capital in excess of par value	16,668	16,595
Retained earnings	173,116	173,046
Accumulated other comprehensive loss	(3,604)	(3,843)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (547,673,891 and 551,170,158 shares at June 30, 2017, and December 31, 2016, respectively)	(41,569)	(41,834)
Total Chevron Corporation Stockholders’ Equity	146,203	145,556
Noncontrolling interests	1,185	1,166
Total Equity	147,388	146,722
Total Liabilities and Equity	$254,599	$260,078
____________________
* Refer to Note 14, "Other Contingencies and Commitments" beginning on page 19.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$4,165	$(2,170)
Adjustments
Depreciation, depletion and amortization	9,505	11,124
Dry hole expense	19	334
Distributions less than income from equity affiliates	(1,436)	(486)
Net before-tax gains on asset retirements and sales	(1,056)	(661)
Net foreign currency effects	243	302
Deferred income tax provision	(1,246)	(2,240)
Net increase in operating working capital	(1,198)	(2,091)
Decrease (increase) in long-term receivables	76	(33)
Net (increase) decrease in other deferred charges	(23)	52
Cash contributions to employee pension plans	(214)	(551)
Other	80	92
Net Cash Provided by Operating Activities	8,915	3,672
Investing Activities
Capital expenditures	(6,539)	(10,035)
Proceeds and deposits related to asset sales	2,523	1,370
Net sales of marketable securities	—	2
Net borrowing of loans by equity affiliates	(16)	(158)
Net (purchases) sales of other short-term investments	(14)	155
Net Cash Used for Investing Activities	(4,046)	(8,666)
Financing Activities
Net (repayments) borrowings of short-term obligations	(6,305)	359
Proceeds from issuance of long-term debt	3,991	6,926
Repayments of long-term debt and other financing obligations	(998)	(780)
Cash dividends — common stock	(4,061)	(4,002)
Distributions to noncontrolling interests	(41)	(24)
Net sales of treasury shares	279	262
Net Cash (Used for) Provided by Financing Activities	(7,135)	2,741
Effect of Exchange Rate Changes on Cash and Cash Equivalents	40	(5)
Net Change in Cash and Cash Equivalents	(2,226)	(2,258)
Cash and Cash Equivalents at January 1	6,988	11,022
Cash and Cash Equivalents at June 30	$4,762	$8,764

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2017, are not necessarily indicative of future financial results. The term “earnings” is defined as net income (loss) attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2016 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ending June 30, 2017, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Six Months Ended June 30, 2017
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at January 1	$(162)	$(2)	$(2)	$(3,677)	$(3,843)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	24	(5)	—	4	23
Reclassifications (2)	—	—	—	216	216
Net Other Comprehensive Income (Loss)	24	(5)	—	220	239
Balance at June 30	$(138)	$(7)	$(2)	$(3,457)	$(3,604)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $335 million that are included in employee benefit costs for the six months ending June 30, 2017. Related income taxes for the same period, totaling $119 million, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first six months of 2017 and 2016 is as follows:

	2017			2016
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$145,556	$1,166	$146,722	$152,716	$1,170	$153,886
Net income (loss)	4,132	33	4,165	(2,195)	25	(2,170)
Dividends	(4,062)	—	(4,062)	(4,004)	—	(4,004)
Distributions to noncontrolling interests	—	(41)	(41)	—	(24)	(24)
Treasury shares, net	265	—	265	281	—	281
Other changes, net*	312	27	339	365	(9)	356
Balance at June 30	$146,203	$1,185	$147,388	$147,163	$1,162	$148,325
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

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$927	$(858)
Increase in inventories	(704)	(219)
Decrease in prepaid expenses and other current assets	498	23
Decrease in accounts payable and accrued liabilities	(2,175)	(699)
Increase (decrease) in income and other taxes payable	256	(338)
Net increase in operating working capital	$(1,198)	$(2,091)
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$64	$50
Income taxes	1,023	1,297
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 22 in Note 15 under the heading "Restricted Cash."
The “Net sales of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Marketable securities purchased	$(3)	$(9)
Marketable securities sold	3	11
Net sales of marketable securities	$—	$2
The “Net borrowing of loans by equity affiliates” consisted of the following gross amounts:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Borrowing of loans by equity affiliates	$(102)	$(171)
Repayment of loans by equity affiliates	86	13
Net borrowing of loans by equity affiliates	$(16)	$(158)
The “Net (purchases) sales of other short-term investments” consisted of the following gross amounts:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Purchases of other short-term investments	$(21)	$(3)
Sales of other short-term investments	7	158
Net (purchases) sales of other short-term investments	$(14)	$155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net (repayments) borrowings of short-term obligations" consisted of the following gross and net amounts:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Repayments of short-term obligations	$(6,524)	$(5,175)
Proceeds from issuances of short-term obligations	3,415	8,494
Net borrowings of short-term obligations with three months or less maturity	(3,196)	(2,960)
Net (repayments) borrowings of short-term obligations	$(6,305)	$359
The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1 million for the first six months in 2017 and 2016. No purchases were made under the company's share repurchase program in the first six months of 2017 or 2016.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Additions to properties, plant and equipment	$6,521	$9,796
Additions to investments	7	27
Current year dry hole expenditures	10	211
Payments for other liabilities and assets, net	1	1
Capital expenditures	6,539	10,035
Expensed exploration expenditures	250	250
Assets acquired through capital lease obligations	3	4
Capital and exploratory expenditures, excluding equity affiliates	6,792	10,289
Company’s share of expenditures by equity affiliates	2,138	1,703
Capital and exploratory expenditures, including equity affiliates	$8,930	$11,992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. New Accounting Standards
Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which becomes effective for the company January 1, 2018. The standard provides a single comprehensive revenue recognition model for contracts with customers, eliminates most industry-specific revenue recognition guidance, and expands disclosure requirements. The company has elected to adopt the standard using the modified retrospective transition method. "Sales and Other Operating Revenues” on the Consolidated Statement of Income includes excise, value-added and similar taxes on sales transactions. Upon adoption of the standard, revenue will exclude sales-based taxes collected on behalf of third parties, which will have no impact to earnings. The company's implementation efforts are focused on accounting policy and disclosure updates and system enhancements necessary to meet the standard's requirements. The company does not expect the implementation of the standard to have a material effect on its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2017 and 2016, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Segment Earnings	2017	2016	2017	2016
	(Millions of dollars)
Upstream
United States	$(102)	$(1,113)	$(22)	$(1,963)
International	955	(1,349)	2,392	(1,958)
Total Upstream	853	(2,462)	2,370	(3,921)
Downstream
United States	634	537	1,103	784
International	561	741	1,018	1,229
Total Downstream	1,195	1,278	2,121	2,013
Total Segment Earnings	2,048	(1,184)	4,491	(1,908)
All Other
Interest expense	(41)	(66)	(85)	(66)
Interest income	14	17	29	32
Other	(571)	(237)	(303)	(253)
Net Income (Loss) Attributable to Chevron Corporation	$1,450	$(1,470)	$4,132	$(2,195)
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2017, and December 31, 2016, are as follows:

Segment Assets	At June 30 2017	At December 31 2016
	(Millions of dollars)
Upstream
United States	$40,897	$42,596
International	162,469	164,068
Goodwill	4,543	4,581
Total Upstream	207,909	211,245
Downstream
United States	22,040	22,264
International	16,468	15,816
Total Downstream	38,508	38,080
Total Segment Assets	246,417	249,325
All Other
United States	3,973	4,852
International	4,209	5,901
Total All Other	8,182	10,753
Total Assets — United States	66,910	69,712
Total Assets — International	183,146	185,785
Goodwill	4,543	4,581
Total Assets	$254,599	$260,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2017 and 2016, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
Sales and Other Operating Revenues	2017	2016	2017	2016
	(Millions of dollars)
Upstream
United States	$3,135	$2,467	$6,375	$4,539
International	6,852	5,377	13,433	10,398
Subtotal	9,987	7,844	19,808	14,937
Intersegment Elimination — United States	(2,198)	(1,810)	(4,439)	(3,141)
Intersegment Elimination — International	(2,708)	(2,278)	(5,428)	(4,207)
Total Upstream	5,081	3,756	9,941	7,589
Downstream
United States	13,322	11,716	25,754	20,883
International	14,701	12,539	29,214	22,847
Subtotal	28,023	24,255	54,968	43,730
Intersegment Elimination — United States	(3)	(4)	(6)	(8)
Intersegment Elimination — International	(272)	(196)	(602)	(459)
Total Downstream	27,748	24,055	54,360	43,263
All Other
United States	278	296	513	545
International	8	11	13	19
Subtotal	286	307	526	564
Intersegment Elimination — United States	(231)	(264)	(414)	(484)
Intersegment Elimination — International	(7)	(10)	(12)	(18)
Total All Other	48	33	100	62
Sales and Other Operating Revenues
United States	16,735	14,479	32,642	25,967
International	21,561	17,927	42,660	33,264
Subtotal	38,296	32,406	75,302	59,231
Intersegment Elimination — United States	(2,432)	(2,078)	(4,859)	(3,633)
Intersegment Elimination — International	(2,987)	(2,484)	(6,042)	(4,684)
Total Sales and Other Operating Revenues	$32,877	$27,844	$64,401	$50,914
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$49,814	$38,275
Costs and other deductions	49,592	40,905
Net income (loss) attributable to CUSA	775	(1,218)

	At June 30 2017	At December 31 2016
	(Millions of dollars)
Current assets	$10,051	$11,266
Other assets	54,057	55,722
Current liabilities	13,739	16,660
Other liabilities	15,188	21,701
Total CUSA net equity	$35,181	$28,627
Memo: Total debt	$3,056	$9,418
Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$6,671	$5,044
Costs and other deductions	3,375	2,900
Net income attributable to TCO	2,327	1,501
Note 9. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table below:

	Six Months Ended June 30
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$4,701	$4,071
Costs and other deductions	3,787	3,312
Net income attributable to CPChem	1,093	988

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the company and the retirees share the costs. Beginning in 2017, medical coverage for Medicare-eligible retirees in the company's main U.S. medical plan is provided through a third-party private exchange. The increase to the pre-Medicare company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2017 and 2016 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Pension Benefits
United States
Service cost	$122	$124	$244	$247
Interest cost	92	94	183	188
Expected return on plan assets	(149)	(180)	(298)	(361)
Amortization of prior service credits	(1)	(2)	(2)	(4)
Amortization of actuarial losses	85	83	170	167
Settlement losses	78	81	156	162
Total United States	227	200	453	399
International
Service cost	39	43	76	83
Interest cost	57	63	110	130
Expected return on plan assets	(59)	(61)	(117)	(123)
Amortization of prior service costs	3	6	6	10
Amortization of actuarial losses	13	12	22	23
Settlement losses	—	17	—	17
Total International	53	80	97	140
Net Periodic Pension Benefit Costs	$280	$280	$550	$539
Other Benefits*
Service cost	$8	$15	$16	$30
Interest cost	25	32	48	64
Amortization of prior service costs	(7)	4	(14)	7
Amortization of actuarial losses	(2)	5	(3)	10
Net Periodic Other Benefit Costs	$24	$56	$47	$111
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2017, a total of $214 million was contributed to employee pension plans (including $113 million to the U.S. plans). Total contributions for the full year are currently estimated to be $950 million ($700 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2017, the company contributed $77 million to its OPEB plans. The company anticipates contributing approximately $86 million during the remainder of 2017.
Note 11. Income Taxes
The 2017 increase in income tax expense between quarterly periods of $1.09 billion, from a benefit of $607 million in 2016 to a charge of $487 million in 2017, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices. The company’s effective tax rate changed between periods from 29 percent in 2016 to 25 percent in 2017. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2017 increase in income tax expense for the six months of $2.5 billion, from a benefit of $1.6 billion in 2016 to a charge of $917 million in 2017, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices and the sale of the company’s geothermal assets in Indonesia. The company’s effective tax rate changed between periods from 43 percent in 2016 to 18 percent in 2017. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2017. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Angola — 2009 and Kazakhstan — 2007.
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
On April 21, 2017, an adverse decision was issued by the full Federal Court of Australia regarding the interest rate to be applied on certain Chevron intercompany loans. A request for special leave to appeal to the High Court of Australia was filed on May 19, 2017. At this time, it is not possible to determine whether there will be a significant change in the company’s unrecognized tax benefit within the next 12 months. Any such change would impact the company’s effective tax rate.
Note 12. Assets Held For Sale
At June 30, 2017, the company classified $3.79 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2016 and the first six months of 2017 were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Company's Bilateral Investment Treaty Arbitration Claims Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On February 9, 2011, the Tribunal issued an Order for Interim Measures requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and without Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On January 25, 2012, the Tribunal converted the Order for Interim Measures into an Interim Award. Chevron filed a renewed application for further interim measures on January 4, 2012, and the Republic of Ecuador opposed Chevron’s application and requested that the existing Order for Interim Measures be vacated on January 9, 2012. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and without Ecuador of the judgment against Chevron and, in particular, to preclude any certification by the Republic of Ecuador that would cause the judgment to be enforceable against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron's arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Republic of Ecuador subsequently filed in the District Court of the Hague a request to set aside the Tribunal’s Interim Awards and the First Partial Award (described below), and on January 20, 2016, the District Court denied the Republic's request. On April 13, 2016, the Republic of Ecuador appealed the decision. On July 18, 2017, the Appeals Court of the Hague denied the Republic's appeal.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The trial commenced on October 15, 2013 and concluded on November 22, 2013. On March 4, 2014, the Federal District Court entered a judgment in favor of Chevron, prohibiting the defendants from seeking to enforce the Lago Agrio judgment in the United States and further prohibiting them from profiting from their illegal acts. The defendants appealed the Federal District Court's decision, and, on April 20, 2015, a panel of the U.S. Court of Appeals for the Second Circuit heard oral arguments. On August 8, 2016, the Second Circuit issued a unanimous opinion affirming in full the judgment of the Federal District Court in favor of Chevron. On October 27, 2016, the Second Circuit denied the defendants' petitions for en banc rehearing of the opinion on their appeal. On March 27, 2017, two of the defendants filed a petition for a Writ of Certiorari to the United States Supreme Court. On June 19, 2017, the United States Supreme Court denied the defendants' petition for a Writ of Certiorari.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 11, on page 15, the company received an adverse decision on April 21, 2017 regarding the interest rate to be applied on certain Chevron intercompany loans. A request for special leave to appeal to the High Court of Australia was filed on May 19, 2017. At this time, it is not possible to determine whether there will be a significant change in the company’s unrecognized tax benefit, which may have a material effect on the company’s results of operations in any one reporting period. The company does not expect settlement of income tax liabilities associated with other uncertain tax positions to have a material effect on its consolidated financial position or liquidity.
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
Other Contingencies On November 7, 2011, while drilling a development well in the deepwater Frade Field about 75 miles offshore Brazil, an unanticipated pressure spike caused oil to migrate from the well bore through a series of fissures to the sea floor, emitting approximately 2,400 barrels of oil. The source of the seep was substantially contained within four days and the well was plugged and abandoned. On March 14, 2012, the company identified a small, second seep in a different part of the field. No evidence of any coastal or wildlife impacts related to either of these seeps has emerged. As reported in the company’s previously filed periodic reports, it has resolved civil claims relating to these incidents brought by a Brazilian federal district prosecutor. As also reported previously, the federal district prosecutor also filed criminal charges against Chevron and 11 Chevron employees. These charges were dismissed by the trial court on February 19, 2013, reinstated by an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appellate court on October 9, 2013, and then, upon Chevron's motion for reconsideration, dismissed by the appellate court on August 27, 2015. The federal district prosecutor appealed the appellate court’s decision. On July 3, 2017, the Superior Court of Justice in Brazil rejected this appeal.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2017, and December 31, 2016, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2017				At December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$13	$13	$—	$—	$13	$13	$—	$—
Derivatives	43	31	12	—	32	15	17	—
Total Assets at Fair Value	$56	$44	$12	$—	$45	$28	$17	$—
Derivatives	11	1	10	—	109	78	31	—
Total Liabilities at Fair Value	$11	$1	$10	$—	$109	$78	$31	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets carried at fair value at June 30, 2017, and December 31, 2016, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $4.8 billion and $7.0 billion at June 30, 2017, and December 31, 2016, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2017.
Restricted Cash had a carrying/fair value of $1.2 billion and $1.4 billion at June 30, 2017, and December 31, 2016, respectively. At June 30, 2017, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments, refundable deposits related to pending asset sales and funds held in escrow pending tax deferred exchanges, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $25.0 billion and $26.2 billion at June 30, 2017, and December 31, 2016, respectively. The fair value of long-term debt at June 30, 2017, and December 31, 2016 was $25.6 billion and $26.6 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $24.9 billion. The fair value of other long-term debt classified as Level 2 is $0.7 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2017, and December 31, 2016, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2017, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2017
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Six Months Ended

Properties, plant and equipment, net (held and used)	$490	$—	$—	$490	$537	$618
Properties, plant and equipment, net (held for sale)	636	—	636	—	203	278
Investments and advances	5	—	2	3	3	7
Total Assets at Fair Value	$1,131	$—	$638	$493	$743	$903
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2017.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at June 30, 2017, and December 31, 2016, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At June 30 2017	At December 31 2016
Commodity	Accounts and notes receivable, net	$39	$30
Commodity	Long-term receivables, net	4	2
Total Assets at Fair Value		$43	$32
Commodity	Accounts payable	$10	$99
Commodity	Deferred credits and other noncurrent obligations	1	10
Total Liabilities at Fair Value		$11	$109

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of Contract	Statement of Income Classification	2017	2016	2017	2016
Commodity	Sales and other operating revenues	$116	$(145)	$278	$(171)
Commodity	Purchased crude oil and products	6	(17)	10	(21)
Commodity	Other income	(1)	3	(3)	2
		$121	$(159)	$285	$(190)
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2017, and December 31, 2016.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2017
Derivative Assets	$1,179	$1,136	$43	$—	$43
Derivative Liabilities	$1,147	$1,136	$11	$—	$11

At December 31, 2016
Derivative Assets	$1,052	$1,020	$32	$—	$32
Derivative Liabilities	$1,129	$1,020	$109	$—	$109

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

Second Quarter 2017 Compared with Second Quarter 2016
And Six Months 2017 Compared with Six Months 2016

Key Financial Results
Earnings by Business Segment

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Upstream
United States	$(102)	$(1,113)	$(22)	$(1,963)
International	955	(1,349)	2,392	(1,958)
Total Upstream	853	(2,462)	2,370	(3,921)
Downstream
United States	634	537	1,103	784
International	561	741	1,018	1,229
Total Downstream	1,195	1,278	2,121	2,013
Total Segment Earnings	2,048	(1,184)	4,491	(1,908)
All Other	(598)	(286)	(359)	(287)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$1,450	$(1,470)	$4,132	$(2,195)
__________________________________________
(1) Includes foreign currency effects	$3	$279	$(238)	$(40)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2017 was $1.45 billion ($0.77 per share — diluted), compared with a loss of $1.47 billion ($0.78 per share — diluted) in the corresponding 2016 period. Net income attributable to Chevron Corporation for the first six months of 2017 was $4.13 billion ($2.18 per share — diluted), compared with a loss of $2.20 billion ($1.17 per share — diluted) in the first six months of 2016.
Upstream earnings in second quarter 2017 were $853 million compared with a loss of $2.46 billion a year earlier. The increase was mainly due to lower impairment charges, partially offset by higher depreciation expenses from increased production. The improvement also includes higher crude oil realizations and volumes, higher natural gas sales volumes, lower tax items, higher gains on asset sales and lower operating expenses. Earnings for the first six months of 2017 were $2.37 billion compared with a loss of $3.92 billion a year earlier. The increase was due to higher crude oil realizations, lower depreciation expense primarily due to lower impairments, higher gains on asset sales and increased natural gas sales volumes.
Downstream earnings in second quarter 2017 were $1.20 billion compared with $1.28 billion in the corresponding 2016 period. The decrease was due to absence of 2016 asset sales gains, partially offset by higher margins on refined product sales. Earnings for the first six months of 2017 were $2.12 billion compared with $2.01 billion in the corresponding 2016 period. The increase was due to higher margins on refined product sales and the absence of a 2016 asset impairment. Partially offsetting the increase were lower gains on asset sales.
Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for second quarter and first six months of 2017 versus the same period in 2016.
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
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the second quarters of 2017 and 2016.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 and to "Risk Factors" on pages 20 through 22 of the company’s 2016 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company's asset sale program for 2016 and 2017 is targeting before-tax proceeds of $5-10 billion. Proceeds and deposits related to asset sales were $2.8 billion in 2016 and $2.5 billion in the first six months of 2017. Refer to the "Results of Operations" section beginning on page 28 for discussions of net gains on asset sales during 2017. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Costs in some North American unconventional plays have stabilized and are starting to rise with higher levels of activity and investment.  Costs outside of the North American unconventional space continue to decline driven by reduced investment and the lower oil price environment. Capital and exploratory expenditures and operating expenses can also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $44 per barrel for the full-year 2016. During 2017, Brent averaged $50 per barrel in the second quarter, and ended July at about $52. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent markets trended lower in a $45-$55 per barrel range throughout the second quarter of 2017, as steadily rising production in the U.S. and recovering production from Nigeria and Libya eroded confidence in OPEC’s ability to balance global oil markets. This decline occurred despite ongoing strong compliance among OPEC producers on production cuts implemented beginning in January 2017, and the agreement reached in May to extend cuts through the first quarter 2018.  Oil markets were also undermined by the sluggish rise in U.S. seasonal gasoline demand relative to 2016’s surge, and later than anticipated onset of inventory declines.
The WTI price averaged $43 per barrel for the full-year 2016. During 2017, WTI averaged $48 per barrel in the second quarter, and ended July at about $50. The WTI discount to Brent was little changed in the second quarter 2017 relative to first quarter 2017 due to persistently high U.S. crude oil inventory levels, growing U.S. production, and ongoing crude exports from the U.S.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type. In second quarter 2017, the differential continued to narrow in North America due to reduced global availability of heavier sour crudes and reduced support for U.S. light sweet crude prices as a result of U.S. production growth.  Outside of North America, differentials also continued to narrow as lower output from key Middle East producers increased values of heavier sour crudes.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. In the United States, prices at Henry Hub averaged $3.03 per thousand cubic feet (MCF) for the first six months of 2017, compared with $2.02 during the first six months of 2016. At the end of July 2017, the Henry Hub spot price was $2.84 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron continues to invest in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales prices averaged $4.37 per MCF during the first six months of 2017, compared with $3.92 per MCF in the same period last year. (See page 33 for the company’s average natural gas sales prices for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first six months of 2017 averaged 2.728 million barrels per day. About one-sixth of the company’s net oil-equivalent production in the first six months of 2017 occurred in the OPEC-member countries of Angola, Nigeria and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the second quarter of 2017 or 2016.
The company estimates that net oil-equivalent production for the full-year 2017 will grow 4 to 9 percent compared to 2016, assuming a Brent crude oil price of $50 per barrel and before the effect of anticipated asset sales.  The impact of 2017 asset sales on full-year production is expected to be in the range of 25,000 to 75,000 barrels of oil-equivalent per day, depending on the timing of the close of individual transactions. The estimate of full-year production is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in certain upstream projects can begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. During 2015, net oil-equivalent production averaged 28,000 barrels per day. As of early August 2017, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of production in 2015 and 2016 were not significant and are not expected to be significant in 2017.
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
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
U.S. Upstream Earnings	$(102)	$(1,113)	$(22)	$(1,963)
U.S. upstream incurred a loss of $102 million in second quarter 2017 compared with a loss of $1.11 billion from a year ago. The improvement reflected lower impairment charges of $310 million, higher crude oil and natural gas realizations of $250 million, higher gains on asset sales of $190 million and lower operating expenses of $150 million.
U.S. upstream incurred a loss of $22 million for the first six months of 2017, compared with a loss of $1.96 billion from a year earlier. The improvement in earnings was primarily due to higher crude oil and natural gas realizations of $850 million, lower impairment charges of $310 million, lower operating expenses of $240 million and higher gains on asset sales of $200 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2017 was $41, up from $36 a year ago. The average six-month realization per barrel for U.S. crude oil and natural gas liquids was $43 in 2017, compared to $31 a year earlier. The average natural gas realization in second quarter 2017 was $2.32 per thousand cubic feet, compared with $1.21 in 2016. The average six-month natural gas realization was $2.35 per thousand cubic feet in 2017 and $1.27 in 2016.
Net oil-equivalent production of 701,000 barrels per day in second quarter 2017 was up 19,000 barrels per day, or 3 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, base business, and the Jack/St. Malo major capital project were partially offset by the effect of 2016 asset sales and normal field declines. Net oil-equivalent production of 686,000 barrels per day in the first six months of 2017 was down 6,000 barrels per day, or 1 percent from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, base business, and the Jack/St. Malo major capital project were more than offset by the effect of 2016 asset sales and normal field declines.
The net liquids component of oil-equivalent production of 530,000 barrels per day in second quarter 2017 was up 6 percent from the corresponding 2016 period. The net liquids component of oil-equivalent production of 517,000 barrels per day in the 2017 six-month period was up 4 percent from the 2016 period. Net natural gas production was 1.03 billion cubic feet per day in second quarter 2017, a decrease of 6 percent from the 2016 comparative period, primarily as a result of 2016 asset sales. Net natural gas production was 1.02 billion cubic feet per day in the six-month period, a decrease of 14 percent from the 2016 period, primarily as a result of 2016 asset sales.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
International Upstream Earnings*	$955	$(1,349)	$2,392	$(1,958)
___________________
* Includes foreign currency effects	$(4)	$329	$(278)	$31
International upstream operations earned $955 million in second quarter 2017 compared with a loss of $1.35 billion a year ago. The increase in earnings reflected lower impairment charges of $1.17 billion, partially offset by higher depreciation expenses from increased production of $410 million. The improvement also included lower tax items of $560 million, higher natural gas sales volumes of $510 million, higher crude oil realizations and volumes of $240 million and $150 million, respectively, and lower operating expenses of $120 million.

Foreign currency effects decreased earnings by $4 million in the 2017 quarter, compared with an increase of $329 million a year earlier.
Earnings for the first six months of 2017 were $2.39 billion, compared with a loss of $1.96 billion from a year earlier. The increase in earnings was primarily due to higher crude oil realizations of $1.44 billion, and lower impairment charges of $1.15 billion, partially offset by higher depreciation expenses from increased production of $560 million. The improvement also included higher natural gas sales volumes of $820 million, higher gains on asset sales of $690 million, lower tax items of $490 million, and lower operating expenses of $340 million. Foreign currency effects decreased earnings by $278 million in the first six months of 2017, compared with an increase of $31 million a year earlier.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2017 was $45, compared with $40 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2017 was $47, compared with $34 a year earlier. The average natural gas realization in second quarter 2017 was $4.39 per thousand cubic feet, compared with $3.93 in the 2016 period. The average natural gas realization in the first six months of 2017 was $4.37 per thousand cubic feet, compared with $3.92 in the 2016 period.
International net oil-equivalent production of 2.08 million barrels per day in second quarter 2017 was up 233,000 barrels per day, or 13 percent, from the corresponding 2016 period. Production increases from major capital projects and base business in multiple areas, and lower maintenance-related downtime were partially offset by production entitlement effects in several locations and normal field declines.
International net oil-equivalent production of 2.04 million barrels per day in the first six months of 2017 was up 137,000 barrels per day, or 7 percent, from the corresponding 2016 period. Production increases from major capital projects and base business in multiple areas were partially offset by production entitlement effects in several locations and normal field declines.
The net liquids component of oil-equivalent production of 1.22 million barrels per day in second quarter 2017 increased 3 percent from the 2016 period. The net liquids component of oil-equivalent production of 1.21 million barrels per day in the first six months of 2017 decreased 2 percent from the corresponding 2016 period. Net natural gas production of 5.14 billion cubic feet per day in second quarter 2017 increased 30 percent from the 2016 period. Net natural gas production of 4.97 billion cubic feet per day in the first six months of 2017 increased 25 percent from the 2016 period.
Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
U.S. Downstream Earnings	$634	$537	$1,103	$784
U.S. downstream operations earned $634 million in second quarter 2017 compared with earnings of $537 million a year earlier. The increase in earnings was primarily due to higher margins on refined product sales of $130 million and lower operating expenses of $35 million. Partially offsetting these effects were the absence of second quarter 2016 asset sale gains of $60 million and higher tax items of $30 million.
Earnings for the first six months of 2017 were $1.10 billion compared to $784 million a year earlier. The increase was due to higher margins on refined product sales of $170 million, lower operating expenses of $110 million, and the absence of an asset impairment of $110 million. Partially offsetting this increase were the absence of second quarter 2016 asset sale gains of $60 million and higher tax items of $40 million.
Refinery crude oil input in second quarter 2017 decreased 3 percent from the year-ago period to 928,000 barrels per day. For the first six months of 2017, crude oil input was 920,000 barrels per day, down 4 percent from the corresponding 2016 period. Refined product sales of 1.24 million barrels per day decreased 2 percent from second quarter 2016. Branded gasoline sales of 542,000 barrels per day were essentially unchanged from second quarter 2016. Refined product sales of 1.20 million barrels per day in the six-month period were down 3 percent from the first six months of 2016. Branded gasoline sales of 527,000 barrels per day for the first six months were essentially unchanged from the corresponding 2016 period. Refinery crude oil input and refined product sales were lower in both comparative periods due to divestment of the Hawaii refining and marketing assets in fourth quarter 2016.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
International Downstream Earnings*	$561	$741	$1,018	$1,229
___________________
* Includes foreign currency effects	$3	$(26)	$(43)	$(74)
International downstream operations earned $561 million in second quarter 2017 compared with $741 million a year earlier. The decrease in earnings was primarily due to the absence of second quarter 2016 gains on asset sales of $420 million. Higher margins on refined product sales of $260 million partially offset the decrease in earnings. Foreign currency effects increased earnings by $3 million in the 2017 quarter, compared with a decrease of $26 million from a year earlier.
Earnings for the first six months of 2017 were $1.02 billion compared with $1.23 billion a year earlier. The decrease in earnings was primarily due to lower gains on asset sales of $390 million. Partially offsetting the decrease were higher margins on refined product sales of $230 million. Foreign currency effects decreased earnings by $43 million in the first six months of 2017, compared with a decrease of $74 million from a year earlier.
Refinery crude oil input of 726,000 barrels per day in second quarter 2017 decreased 38,000 barrels per day from the year-ago period mainly due to crude unit maintenance at the Star Petroleum Refining Company in Thailand and a major planned turnaround at the company's refinery in Cape Town, South Africa. For the first six months of 2017, crude input was 740,000 barrels per day, down 5 percent from the year-ago period.
Total refined product sales of 1.45 million barrels per day in second quarter 2017 and in the first six months of 2017 were essentially unchanged from the year-ago periods.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Net Charges*	$(598)	$(286)	$(359)	$(287)
___________________
* Includes foreign currency effects	$4	$(24)	$83	$3
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2017 were $598 million, compared with $286 million a year earlier. The change between periods was mainly due to higher tax items and an impairment of an asset. Partially offsetting the increase were lower interest and employee expenses. Foreign currency effects decreased net charges by $4 million in second quarter 2017, compared with an increase of $24 million in the 2016 period.
Net charges for the first six months of 2017 were $359 million, compared with $287 million a year earlier. The change between periods was mainly due to higher tax items, an impairment of an asset, and higher corporate charges, partially offset by lower employee expenses. Favorable foreign currency effects decreased net charges by $83 million for the first six months of 2017, compared to a $3 million benefit in the 2016 period.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$32,877	$27,844	$64,401	$50,914
Sales and other operating revenues increased $5.0 billion for the quarterly period mainly due to higher refined product and crude oil prices, and higher crude oil and natural gas volumes. Sales and other operating revenues increased $13.5 billion for the six-month period mainly due to higher refined product and crude oil prices, and higher crude oil and natural gas volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Income from equity affiliates	$1,316	$752	$2,466	$1,328
Income from equity affiliates in the quarterly period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan, and higher downstream-related earnings from GS Caltex in South Korea. Income from equity affiliates in the six-month period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Angola LNG.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Other income	$287	$686	$1,034	$593
Other income for the quarterly period decreased due to lower gains on asset sales. The six-month period increased due to higher gains on asset sales and a favorable swing in foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Purchased crude oil and products	$18,325	$15,278	$35,831	$26,503
Purchases increased $3.0 billion for the quarterly period primarily due to higher crude oil and refined product prices, and higher crude oil and refined product volumes. The six-month period increased $9.3 billion primarily due to higher crude oil and refined product prices, and higher natural gas, refined product and crude oil volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,653	$6,087	$11,179	$12,489
Operating, selling, general and administrative expenses decreased $434 million between quarterly periods due to lower employee expense, and lower insurance and environmental costs.
Expenses decreased $1.3 billion between six-month periods primarily due to lower employee, non-operated joint venture and transportation expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Exploration expenses	$125	$214	$269	$584
The decrease in exploration expenses for the quarterly period was primarily due to lower charges for well write-offs and geological and geophysical expenses. The decrease in the six-month period was primarily due to significantly lower charges for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Depreciation, depletion and amortization	$5,311	$6,721	$9,505	$11,124

Depreciation, depletion and amortization expenses in second quarter 2017 decreased mainly due to lower impairment expenses, partially offset by higher production levels for certain oil and gas producing fields. The six-month period decreased mainly due to lower impairment expenses and the absence of a 2016 impairment of a downstream asset, partially offset by higher production levels for certain oil and gas producing fields.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Taxes other than on income	$3,065	$2,973	$5,936	$5,837
Taxes other than on income increased in the quarterly and six-month periods primarily due to higher duties, higher crude oil, refined product and natural gas sales, and higher production, partially offset by divestment of Chevron's marketing and lubricants assets in New Zealand.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
Income tax expense (benefit)	$487	$(607)	$917	$(1,611)
The increase in income tax expense between quarterly periods of $1.09 billion is consistent with the increase in total income before-tax for the company of $4.02 billion. U.S. income before tax increased from a loss of $1.75 billion in second quarter 2016 to a loss of $92 million in 2017. The lower losses were primarily driven by the effect of higher crude oil prices. The increase in income had a direct impact on the company’s U.S. income tax cost, resulting in an increase in the tax charge of $925 million between year-over-year periods, from a tax benefit of $781 million in 2016 to a tax charge of $144 million in 2017. International income before tax increased from a loss of $317 million in 2016 to income of $2.04 billion in 2017. This $2.36 billion increase was primarily driven by the effect of higher crude oil prices. The higher crude prices primarily drove the $169 million increase in international income tax expense between year-over-year periods, from $174 million in 2016 to $343 million in 2017.
The increase in income tax expense for the first six months of 2017 of $2.53 billion is consistent with the increase in total income before-tax for the company of $8.86 billion. U.S. income before tax increased from a loss of $3.40 billion in 2016 to income of $145 million in 2017. This increase in income was primarily driven by the effect of higher crude oil prices. The increase in income had a direct impact on the company’s U.S. income tax cost, resulting in a decrease in tax benefit of $1.41 billion between year-over-year periods, from $1.65 billion in 2016 to $244 million in 2017. International income before tax increased from a loss of $384 million in 2016 to income of $4.94 billion in 2017. This $5.32 billion increase was primarily driven by the effect of higher crude oil prices and the gain on the sale of the company’s geothermal assets in Indonesia. The higher crude prices primarily drove the $1.12 billion increase in international income tax expense between year-over-year periods, from $40 million in 2016 to $1.16 billion in 2017.
Refer also to the discussion of the effective income tax rate in Note 11 on pages 14 and 15.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	530	501	517	495
Net natural gas production (MMCFPD)(3)	1,027	1,088	1,017	1,177
Net oil-equivalent production (MBOEPD)	701	682	686	692
Sales of natural gas (MMCFPD)	3,265	3,154	3,204	3,481
Sales of natural gas liquids (MBPD)	36	26	33	25
Revenue from net production
Liquids ($/Bbl)	$41.42	$35.79	$43.07	$31.19
Natural gas ($/MCF)	$2.32	$1.21	$2.35	$1.27
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,221	1,188	1,213	1,240
Net natural gas production (MMCFPD)(3)	5,144	3,943	4,973	3,994
Net oil-equivalent production (MBOEPD)(4)	2,079	1,846	2,042	1,905
Sales of natural gas (MMCFPD)	5,142	4,503	5,038	4,531
Sales of natural gas liquids (MBPD)	36	24	30	24
Revenue from liftings
Liquids ($/Bbl)	$44.94	$40.25	$46.71	$34.39
Natural gas ($/MCF)	$4.39	$3.93	$4.37	$3.92
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,780	2,528	2,728	2,597
U.S. Downstream
Gasoline sales (MBPD)(5)	653	646	618	631
Other refined product sales (MBPD)	584	617	577	606
Total refined product sales (MBPD)	1,237	1,263	1,195	1,237
Sales of natural gas liquids (MBPD)	118	115	112	110
Refinery input (MBPD)	928	955	920	956
International Downstream
Gasoline sales (MBPD)(5)	334	345	332	352
Other refined product sales (MBPD)	768	742	761	724
Share of affiliate sales (MBPD)	349	362	355	366
Total refined product sales (MBPD)	1,451	1,449	1,448	1,442
Sales of natural gas liquids (MBPD)	68	68	66	66
Refinery input (MBPD)	726	764	740	780
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	40	71	39	69
International	511	430	511	430
(4) Includes net production of synthetic oil:
Canada	50	43	50	46
Venezuela affiliate	29	28	29	28
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $4.8 billion at June 30, 2017 and $7.0 billion at year-end 2016. Cash provided by operating activities in the first six months of 2017 was $8.9 billion, compared with $3.7 billion in the year-ago period, reflecting higher crude oil prices. Cash capital and exploratory expenditures totaled $6.8 billion in the first six months of 2017, down $3.5 billion from the year-ago period, reflecting lower activity. Cash provided by investing activities included proceeds and deposits related to asset sales of $2.5 billion in the first six months of 2017, compared to $1.4 billion in the year ago period.
Dividends The company paid dividends of $4.1 billion to common shareholders during the first six months of 2017. In July 2017, the company declared a quarterly dividend of $1.08 per common share, payable in September 2017.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $42.9 billion at June 30, 2017, down from $46.1 billion at December 31, 2016.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at June 30, 2017 was $4.2 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $17.8 billion at June 30, 2017, and $19.8 billion at December 31, 2016. Of these amounts, $9.0 billion was reclassified to long-term at both June 30, 2017, and December 31, 2016. At June 30, 2017, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2017, the company had $9.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $6.9 billion and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $2.1 billion five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2017. In addition, the company has an automatic shelf registration statement that expires in August 2018 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015, 2016 or through the first six months of 2017, and the company does not plan to acquire any shares under the program for the remainder of the year. From the inception of the program through 2014, the company had purchased 180.9 million shares for $20.0 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both June 30, 2017, and December 31, 2016. Distributions to noncontrolling interests totaled $41 million during the first six months of 2017 compared to $24 million for the same period in 2016.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.0 at June 30, 2017, and 0.9 at December 31, 2016, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2017, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 22.7 percent at June 30, 2017, and 24.1 percent at year-end 2016.
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $8.9 billion in the first six months of 2017, compared with $12.0 billion in the corresponding 2016 period. The amounts included the company’s share of affiliates’ expenditures of $2.1 billion and $1.7 billion in the 2017 and 2016 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2017 were $8.0 billion, representing 89 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Millions of dollars)
United States
Upstream	$1,154	$1,204	$2,205	$2,480
Downstream	361	332	682	753
All Other	35	53	69	75
Total United States	1,550	1,589	2,956	3,308
International
Upstream	2,870	3,818	5,786	8,508
Downstream	118	116	187	175
All Other	—	—	1	1
Total International	2,988	3,934	5,974	8,684
Worldwide	$4,538	$5,523	$8,930	$11,992
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 13 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 13 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on pages 14 and 15 in Note 11 and pages 19 and 20 in Note 14 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”

Environmental Information related to environmental matters is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies begins on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended June 30, 2017, does not differ materially from that discussed under Item 7A of Chevron’s 2016 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2017.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2017, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings Chevron facilities within the jurisdiction of California's Bay Area Air Quality Management District (BAAQMD) currently have multiple outstanding NOVs issued by BAAQMD. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more. As initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016, on December 7, 2016, Chevron received a proposal from the BAAQMD seeking to collectively resolve certain NOVs issued in 2013 - 2015 to Chevron's Richmond refinery and to Chevron's Richmond, California and San Jose, California marketing terminals. In May 2017, Chevron and the BAAQMD entered into settlement agreements to resolve the 2013 - 2015 Richmond refinery NOVs for a collective civil penalty of $181,000 and the 2013 - 2015 marketing terminal NOVs for a collective civil penalty of $16,000.
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
Information about risk factors for the three months ended June 30, 2017, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 22 of the company’s 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 – April 30, 2017	42	$107.80	—
May 1 – May 31, 2017	2	105.41	—
June 1 – June 30, 2017	4	106.61	—
Total	48	$107.60	—
______________________________________

(1)
Includes common shares repurchased from company employees and directors for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee and director stock options. The options were issued to and exercised by management under Chevron long-term incentive plans.

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. From inception of the program through 2014, the company had purchased 180,886,291 shares under this program (some pursuant to Rule 10b5-1 plan and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015 or 2016 or through the first six months of 2017, and the company does not plan to acquire any shares under the program for the remainder of the year.

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
Date: August 3, 2017

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