Form 10-Q
period 2017-09-30
CHEVRON CORP
filed 2017-11-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2017
Common stock, $.75 par value	1,899,373,928

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2017, and 2016	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2017, and 2016	4
	Consolidated Balance Sheet at September 30, 2017, and December 31, 2016	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2017, and 2016	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signature		39

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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues*	$33,892	$29,159	$98,293	$80,073
Income from equity affiliates	1,036	555	3,502	1,883
Other income	1,277	426	2,311	1,019
Total Revenues and Other Income	36,205	30,140	104,106	82,975
Costs and Other Deductions
Purchased crude oil and products	18,776	15,842	54,607	42,345
Operating expenses	4,937	4,666	14,255	15,124
Selling, general and administrative expenses	1,238	1,109	3,099	3,140
Exploration expenses	239	258	508	842
Depreciation, depletion and amortization	5,109	4,130	14,614	15,254
Taxes other than on income*	3,213	2,962	9,149	8,799
Interest and debt expense	35	64	134	143
Total Costs and Other Deductions	33,547	29,031	96,366	85,647
Income (Loss) Before Income Tax Expense	2,658	1,109	7,740	(2,672)
Income Tax Expense (Benefit)	672	(192)	1,589	(1,803)
Net Income (Loss)	1,986	1,301	6,151	(869)
Less: Net income attributable to noncontrolling interests	34	18	67	43
Net Income (Loss) Attributable to Chevron Corporation	$1,952	$1,283	$6,084	$(912)
Per Share of Common Stock:
Net Income (Loss) Attributable to Chevron Corporation
— Basic	$1.03	$0.68	$3.23	$(0.49)
— Diluted	$1.03	$0.68	$3.21	$(0.49)
Dividends	$1.08	$1.07	$3.24	$3.21
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,882,650	1,873,649	1,881,026	1,871,813
— Diluted	1,895,879	1,883,342	1,894,764	1,871,813
____________________
* Includes excise, value-added and similar taxes:	$1,867	$1,772	$5,315	$5,208

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Net Income (Loss)	$1,986	$1,301	$6,151	$(869)
Currency translation adjustment	13	7	37	9
Unrealized holding (loss) gain on securities:
Net (loss) gain arising during period	(2)	21	(7)	31
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	264	265	609	644
Actuarial gain (loss) arising during period	3	(9)	(11)	(23)
Prior service cost:
Amortization to net income of net prior service costs	(5)	2	(15)	15
Defined benefit plans sponsored by equity affiliates	5	5	15	19
Income tax expense on defined benefit plans	(96)	(102)	(207)	(247)
Total	171	161	391	408
Other Comprehensive Gain, Net of Tax	182	189	421	448
Comprehensive Income (Loss)	2,168	1,490	6,572	(421)
Comprehensive income attributable to noncontrolling interests	(34)	(18)	(67)	(43)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$2,134	$1,472	$6,505	$(464)

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30 2017	At December 31 2016
	(Millions of dollars, except per-share amounts)
ASSETS
Cash and cash equivalents	$6,641	$6,988
Marketable securities	13	13
Accounts and notes receivable, net	14,124	14,092
Inventories
Crude oil and petroleum products	3,156	2,720
Chemicals	516	455
Materials, supplies and other	2,089	2,244
Total inventories	5,761	5,419
Prepaid expenses and other current assets	2,859	3,107
Total Current Assets	29,398	29,619
Long-term receivables, net	3,016	2,485
Investments and advances	32,402	30,250
Properties, plant and equipment, at cost	343,066	336,077
Less: Accumulated depreciation, depletion and amortization	164,630	153,891
Properties, plant and equipment, net	178,436	182,186
Deferred charges and other assets	6,793	6,838
Goodwill	4,531	4,581
Assets held for sale	584	4,119
Total Assets	$255,160	$260,078
LIABILITIES AND EQUITY
Short-term debt	$7,897	$10,840
Accounts payable	13,084	13,986
Accrued liabilities	5,085	4,882
Federal and other taxes on income	1,123	1,050
Other taxes payable	1,034	1,027
Total Current Liabilities	28,223	31,785
Long-term debt	33,983	35,193
Capital lease obligations	92	93
Deferred credits and other noncurrent obligations	20,830	21,553
Noncurrent deferred income taxes	17,438	17,516
Noncurrent employee benefit plans	6,683	7,216
Total Liabilities*	107,249	113,356
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at September 30, 2017, and December 31, 2016)	1,832	1,832
Capital in excess of par value	16,745	16,595
Retained earnings	173,035	173,046
Accumulated other comprehensive loss	(3,422)	(3,843)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (543,302,652 and 551,170,158 shares at September 30, 2017, and December 31, 2016, respectively)	(41,237)	(41,834)
Total Chevron Corporation Stockholders’ Equity	146,713	145,556
Noncontrolling interests	1,198	1,166
Total Equity	147,911	146,722
Total Liabilities and Equity	$255,160	$260,078
____________________
* Refer to Note 14, "Other Contingencies and Commitments" beginning on page 20.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$6,151	$(869)
Adjustments
Depreciation, depletion and amortization	14,614	15,254
Dry hole expense	140	472
Distributions less than income from equity affiliates	(2,122)	(708)
Net before-tax gains on asset retirements and sales	(2,139)	(872)
Net foreign currency effects	145	321
Deferred income tax provision	(464)	(3,139)
Net increase in operating working capital	(695)	(1,266)
Increase in long-term receivables	(537)	(81)
Net (increase) decrease in other deferred charges	(57)	30
Cash contributions to employee pension plans	(825)	(697)
Other	74	538
Net Cash Provided by Operating Activities	14,285	8,983
Investing Activities
Capital expenditures	(9,763)	(14,100)
Proceeds and deposits related to asset sales	4,856	2,209
Net sales of marketable securities	—	2
Net borrowing of loans by equity affiliates	(36)	(2,195)
Net (purchases) sales of other short-term investments	(19)	155
Net Cash Used for Investing Activities	(4,962)	(13,929)
Financing Activities
Net (repayments) borrowings of short-term obligations	(7,185)	869
Proceeds from issuance of long-term debt	3,991	6,924
Repayments of long-term debt and other financing obligations	(1,028)	(812)
Cash dividends — common stock	(6,093)	(6,007)
Distributions to noncontrolling interests	(66)	(57)
Net sales of treasury shares	649	359
Net Cash (Used for) Provided by Financing Activities	(9,732)	1,276
Effect of Exchange Rate Changes on Cash and Cash Equivalents	62	(1)
Net Change in Cash and Cash Equivalents	(347)	(3,671)
Cash and Cash Equivalents at January 1	6,988	11,022
Cash and Cash Equivalents at September 30	$6,641	$7,351

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2017, are not necessarily indicative of future financial results. The term “earnings” is defined as net income (loss) attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2016 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ending September 30, 2017, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Nine Months Ended September 30, 2017
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at January 1	$(162)	$(2)	$(2)	$(3,677)	$(3,843)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	37	(7)	—	10	40
Reclassifications (2)	—	—	—	381	381
Net Other Comprehensive Income (Loss)	37	(7)	—	391	421
Balance at September 30	$(125)	$(9)	$(2)	$(3,286)	$(3,422)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $594 million that are included in employee benefit costs for the nine months ending September 30, 2017. Related income taxes for the same period, totaling $213 million, are reflected in "Income Tax Expense" on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first nine months of 2017 and 2016 is as follows:

	2017			2016
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$145,556	$1,166	$146,722	$152,716	$1,170	$153,886
Net income (loss)	6,084	67	6,151	(912)	43	(869)
Dividends	(6,095)	—	(6,095)	(6,009)	—	(6,009)
Distributions to noncontrolling interests	—	(66)	(66)	—	(57)	(57)
Treasury shares, net	597	—	597	375	—	375
Other changes, net*	571	31	602	630	(4)	626
Balance at September 30	$146,713	$1,198	$147,911	$146,800	$1,152	$147,952
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

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$265	$(455)
(Increase) decrease in inventories	(436)	232
Decrease in prepaid expenses and other current assets	196	844
Decrease in accounts payable and accrued liabilities	(729)	(1,783)
Increase (decrease) in income and other taxes payable	9	(104)
Net increase in operating working capital	$(695)	$(1,266)
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$30	$28
Income taxes	2,203	1,492
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
Information related to "Restricted Cash" is included on page 22 in Note 15 under the heading "Restricted Cash."
The “Net sales of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Marketable securities purchased	$(3)	$(9)
Marketable securities sold	3	11
Net sales of marketable securities	$—	$2
The “Net borrowing of loans by equity affiliates” consisted of the following gross amounts:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Borrowing of loans by equity affiliates	$(142)	$(2,271)
Repayment of loans by equity affiliates	106	76
Net borrowing of loans by equity affiliates	$(36)	$(2,195)
The “Net (purchases) sales of other short-term investments” consisted of the following gross amounts:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Purchases of other short-term investments	$(26)	$—
Sales of other short-term investments	7	155
Net (purchases) sales of other short-term investments	$(19)	$155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net (repayments) borrowings of short-term obligations" consisted of the following gross and net amounts:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Repayments of short-term obligations	$(8,403)	$(8,415)
Proceeds from issuances of short-term obligations	3,415	11,695
Net borrowings of short-term obligations with three months or less maturity	(2,197)	(2,411)
Net (repayments) borrowings of short-term obligations	$(7,185)	$869
The “Net sales of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1 million for the first nine months in 2017 and $2 million for the first nine months in 2016. No purchases were made under the company's share repurchase program in the first nine months of 2017 or 2016.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Additions to properties, plant and equipment	$9,615	$13,757
Additions to investments	16	38
Current year dry hole expenditures	131	305
Payments for other liabilities and assets, net	1	—
Capital expenditures	9,763	14,100
Expensed exploration expenditures	368	370
Assets acquired through capital lease obligations	3	4
Capital and exploratory expenditures, excluding equity affiliates	10,134	14,474
Company’s share of expenditures by equity affiliates	3,252	2,693
Capital and exploratory expenditures, including equity affiliates	$13,386	$17,167

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2017 and 2016, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Segment Earnings	2017	2016	2017	2016
	(Millions of dollars)
Upstream
United States	$(26)	$(212)	$(48)	$(2,175)
International	515	666	2,907	(1,292)
Total Upstream	489	454	2,859	(3,467)
Downstream
United States	640	523	1,743	1,307
International	1,174	542	2,192	1,771
Total Downstream	1,814	1,065	3,935	3,078
Total Segment Earnings	2,303	1,519	6,794	(389)
All Other
Interest expense	(30)	(53)	(115)	(120)
Interest income	13	15	42	47
Other	(334)	(198)	(637)	(450)
Net Income (Loss) Attributable to Chevron Corporation	$1,952	$1,283	$6,084	$(912)
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2017, and December 31, 2016, are as follows:

Segment Assets	At September 30 2017	At December 31 2016
	(Millions of dollars)
Upstream
United States	$40,318	$42,596
International	161,058	164,068
Goodwill	4,531	4,581
Total Upstream	205,907	211,245
Downstream
United States	22,635	22,264
International	16,619	15,816
Total Downstream	39,254	38,080
Total Segment Assets	245,161	249,325
All Other
United States	4,169	4,852
International	5,830	5,901
Total All Other	9,999	10,753
Total Assets — United States	67,122	69,712
Total Assets — International	183,507	185,785
Goodwill	4,531	4,581
Total Assets	$255,160	$260,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2017 and 2016, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
Sales and Other Operating Revenues	2017	2016	2017	2016
	(Millions of dollars)
Upstream
United States	$3,245	$2,847	$9,620	$7,386
International	7,191	5,927	20,624	16,325
Subtotal	10,436	8,774	30,244	23,711
Intersegment Elimination — United States	(2,298)	(1,979)	(6,737)	(5,120)
Intersegment Elimination — International	(2,828)	(2,742)	(8,256)	(6,949)
Total Upstream	5,310	4,053	15,251	11,642
Downstream
United States	13,452	11,958	39,206	32,841
International	15,298	13,415	44,512	36,262
Subtotal	28,750	25,373	83,718	69,103
Intersegment Elimination — United States	(5)	(4)	(11)	(12)
Intersegment Elimination — International	(216)	(303)	(818)	(762)
Total Downstream	28,529	25,066	82,889	68,329
All Other
United States	260	280	773	825
International	6	10	19	29
Subtotal	266	290	792	854
Intersegment Elimination — United States	(207)	(240)	(621)	(724)
Intersegment Elimination — International	(6)	(10)	(18)	(28)
Total All Other	53	40	153	102
Sales and Other Operating Revenues
United States	16,957	15,085	49,599	41,052
International	22,495	19,352	65,155	52,616
Subtotal	39,452	34,437	114,754	93,668
Intersegment Elimination — United States	(2,510)	(2,223)	(7,369)	(5,856)
Intersegment Elimination — International	(3,050)	(3,055)	(9,092)	(7,739)
Total Sales and Other Operating Revenues	$33,892	$29,159	$98,293	$80,073
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$75,759	$60,882
Costs and other deductions	75,403	63,596
Net income (loss) attributable to CUSA	1,315	(917)

	At September 30 2017	At December 31 2016
	(Millions of dollars)
Current assets	$11,566	$11,266
Other assets	53,826	55,722
Current liabilities	15,777	16,660
Other liabilities	15,337	21,701
Total CUSA net equity	$34,278	$28,627
Memo: Total debt	$3,057	$9,418
Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$9,619	$7,355
Costs and other deductions	4,806	5,172
Net income attributable to TCO	3,402	1,534
Note 9. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table below:

	Nine Months Ended September 30
	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$6,816	$6,302
Costs and other deductions	5,732	5,127
Net income attributable to CPChem	1,424	1,343
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Pension Benefits
United States
Service cost	$122	$123	$366	$370
Interest cost	91	95	274	283
Expected return on plan assets	(149)	(181)	(447)	(542)
Amortization of prior service credits	(1)	(2)	(3)	(6)
Amortization of actuarial losses	85	84	255	251
Settlement losses	169	162	325	324
Total United States	317	281	770	680
International
Service cost	38	37	114	120
Interest cost	54	68	164	198
Expected return on plan assets	(61)	(61)	(178)	(184)
Amortization of prior service costs	3	1	9	11
Amortization of actuarial losses	11	14	33	37
Settlement losses	—	1	—	18
Total International	45	60	142	200
Net Periodic Pension Benefit Costs	$362	$341	$912	$880
Other Benefits*
Service cost	$8	$15	$24	$45
Interest cost	23	32	71	96
Amortization of prior service costs	(7)	3	(21)	10
Amortization of actuarial losses	(1)	5	(4)	15
Net Periodic Other Benefit Costs	$23	$55	$70	$166
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2017, a total of $825 million was contributed to employee pension plans (including $681 million to the U.S. plans). Total contributions for the full year are currently estimated to be $950 million ($700 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2017, the company contributed $115 million to its OPEB plans. The company anticipates contributing approximately $48 million during the remainder of 2017.
Note 11. Income Taxes
The 2017 increase in income tax expense between quarterly periods of $864 million, from a benefit of $192 million in 2016 to a charge of $672 million in 2017, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices. The company’s effective tax rate changed between periods from (17) percent in 2016 to 25 percent in 2017. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions. The reduction in statutory tax rates in the United Kingdom in the 2016 quarter also impacted the 2016 effective tax rate.
The 2017 increase in income tax expense for the nine months of $3.4 billion, from a benefit of $1.8 billion in 2016 to a charge of $1.6 billion in 2017, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices and gains on asset sales primarily in Indonesia and Canada. The company’s effective tax rate changed between periods from 67 percent in 2016 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21 percent in 2017. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2017. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Angola — 2015, Australia — 2006 and Kazakhstan — 2007.
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
On April 21, 2017, an adverse decision was issued by the full Federal Court of Australia regarding the interest rate to be applied on certain Chevron intercompany loans. On August 14, 2017, an agreement was reached with the Australian Taxation Office to settle this dispute. Management believes the agreed terms to be a reasonable resolution of the dispute, which did not have a material impact on the year-to-date results of the company.
Note 12. Assets Held For Sale
At September 30, 2017, the company classified $584 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are primarily associated with downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2016 and the first nine months of 2017 were not material.
The company's Bangladesh operations previously classified as "held for sale" were deemed to be "held and used" in the third quarter 2017 and reclassified to "Properties, plant and equipment" on the Consolidated Balance Sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonbinding opinion and recommended that the Superior Court of Justice reject the plaintiffs’ recognition and enforcement request, finding, among other things, that the Lago Agrio judgment was procured through fraud and corruption and cannot be recognized in Brazil because it violates Brazilian and international public order.
On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013, the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014 to which the Lago Agrio plaintiffs responded on December 29, 2015. On April 19, 2016, the public prosecutor in Argentina issued a non-binding opinion recommending to the National Court, First Instance, of Argentina that it reject the Lago Agrio plaintiffs' request to recognize the Ecuadorian judgment in Argentina. On February 24, 2017, the public prosecutor in Argentina issued a supplemental opinion reaffirming its previous recommendations. On November 1, 2017, the National Court, First Instance, of Argentina issued a decision dismissing the Lago Agrio plaintiffs' enforcement proceeding based on jurisdictional grounds.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As discussed in Note 11, on page 15, the company received an adverse decision on April 21, 2017, regarding the interest rate to be applied on certain Chevron intercompany loans. On August 14, 2017, an agreement was reached with the Australian Taxation Office to settle this dispute. Management believes the agreed terms to be a reasonable resolution of the dispute, which did not have a material impact on the year-to-date results of the company. The company does not expect settlement of income tax liabilities associated with uncertain tax positions to have a material effect on its consolidated financial position or liquidity.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2017, and December 31, 2016, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2017				At December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$13	$13	$—	$—	$13	$13	$—	$—
Derivatives	10	1	9	—	32	15	17	—
Total Assets at Fair Value	$23	$14	$9	$—	$45	$28	$17	$—
Derivatives	147	130	17	—	109	78	31	—
Total Liabilities at Fair Value	$147	$130	$17	$—	$109	$78	$31	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information.
Assets carried at fair value at September 30, 2017, and December 31, 2016, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $6.6 billion and $7.0 billion at September 30, 2017, and December 31, 2016, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2017.
Restricted Cash had a carrying/fair value of $1.3 billion and $1.4 billion at September 30, 2017, and December 31, 2016, respectively. At September 30, 2017, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments, refundable deposits related to pending asset sales and funds held in escrow pending tax deferred exchanges, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $25.0 billion and $26.2 billion at September 30, 2017, and December 31, 2016, respectively. The fair value of long-term debt at September 30, 2017, and December 31, 2016 was $25.7 billion and $26.6 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $25.0 billion. The fair value of other long-term debt classified as Level 2 is $0.7 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2017, and December 31, 2016, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2017, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2017
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Nine Months Ended

Properties, plant and equipment, net (held and used)	$106	$—	$—	$106	$36	$654
Properties, plant and equipment, net (held for sale)	115	—	115	—	11	290
Investments and advances	12	—	—	12	8	14
Total Assets at Fair Value	$233	$—	$115	$118	$55	$958
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2017.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2017.
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
Derivative instruments measured at fair value at September 30, 2017, and December 31, 2016, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At September 30 2017	At December 31 2016
Commodity	Accounts and notes receivable, net	$10	$30
Commodity	Long-term receivables, net	—	2
Total Assets at Fair Value		$10	$32
Commodity	Accounts payable	$145	$99
Commodity	Deferred credits and other noncurrent obligations	2	10
Total Liabilities at Fair Value		$147	$109

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of Contract	Statement of Income Classification	2017	2016	2017	2016
Commodity	Sales and other operating revenues	$(196)	$(23)	$82	$(194)
Commodity	Purchased crude oil and products	(7)	4	3	(17)
Commodity	Other income	1	(3)	(2)	(1)
		$(202)	$(22)	$83	$(212)
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2017, and December 31, 2016.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2017
Derivative Assets	$1,732	$1,722	$10	$—	$10
Derivative Liabilities	$1,869	$1,722	$147	$—	$147

At December 31, 2016
Derivative Assets	$1,052	$1,020	$32	$—	$32
Derivative Liabilities	$1,129	$1,020	$109	$—	$109

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

Third Quarter 2017 Compared with Third Quarter 2016
And Nine Months 2017 Compared with Nine Months 2016

Key Financial Results
Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Upstream
United States	$(26)	$(212)	$(48)	$(2,175)
International	515	666	2,907	(1,292)
Total Upstream	489	454	2,859	(3,467)
Downstream
United States	640	523	1,743	1,307
International	1,174	542	2,192	1,771
Total Downstream	1,814	1,065	3,935	3,078
Total Segment Earnings	2,303	1,519	6,794	(389)
All Other	(351)	(236)	(710)	(523)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$1,952	$1,283	$6,084	$(912)
__________________________________________
(1) Includes foreign currency effects	$(112)	$72	$(351)	$32
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2017 was $1.95 billion ($1.03 per share — diluted), compared with earnings of $1.28 billion ($0.68 per share — diluted) in the corresponding 2016 period. Net income attributable to Chevron Corporation for the first nine months of 2017 was $6.08 billion ($3.21 per share — diluted), compared with a loss of $912 million ($0.49 per share — diluted) in the first nine months of 2016.
Upstream earnings in third quarter 2017 were $489 million compared with $454 million a year earlier. The increase was mainly due to higher crude oil realizations, and higher natural gas and crude production, partially offset by higher depreciation expenses and higher tax items. Earnings for the first nine months of 2017 were $2.86 billion compared with a loss of $3.47 billion a year earlier. The increase was due to higher crude oil realizations, increased natural gas sales volumes, higher gains on asset sales, lower depreciation expense primarily due to lower impairments, and lower operating expenses.
Downstream earnings in third quarter 2017 were $1.81 billion compared with $1.07 billion in the corresponding 2016 period. The increase was due to gains on asset sales and higher margins on refined product sales, partially offset by higher operating expenses. Earnings for the first nine months of 2017 were $3.94 billion compared with $3.08 billion in the corresponding 2016 period. The increase was due to higher margins on refined product sales, gains on asset sales, and the absence of a 2016 asset impairment. Partially offsetting the increase was lower shipping results.
Refer to pages 28 through 31 for additional discussion of results by business segment and “All Other” activities for third quarter and first nine months of 2017 versus the same periods in 2016.

Business Environment and Outlook
Chevron Corporation* is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Canada, China, Colombia, Democratic Republic of the Congo, Denmark, Indonesia, Kazakhstan, Myanmar, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, Philippines, Republic of Congo, Singapore, South Africa, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
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
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the third quarters of 2017 and 2016.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 and to "Risk Factors" on pages 20 through 22 of the company’s 2016 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company's asset sale program for 2016 and 2017 is targeting before-tax proceeds of $5-10 billion. Proceeds and deposits related to asset sales were $2.8 billion in 2016 and $4.9 billion in the first nine months of 2017. Refer to the "Results of Operations" section beginning on page 28 for discussions of net gains on asset sales during 2017. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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

_____________________
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

The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Costs in some North American unconventional plays are starting to rise with higher levels of activity and investment.  Costs outside of the North American unconventional space continue to decline driven by reduced investment and the lower oil price environment. Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $44 per barrel for the full-year 2016. During 2017, Brent averaged $52 per barrel in the third quarter, and ended October at about $61. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent markets trended higher in a $47-$57 per barrel range throughout the third quarter of 2017, as strong seasonal demand and hurricane-related disruptions tightened global markets, while rising geopolitical tensions created additional uncertainty. Ongoing strong compliance among OPEC producers on production cuts implemented beginning in January 2017, and discussions about potentially extending the agreement beyond its currently-planned expiration in first quarter 2018, further reinforced market confidence.
The WTI price averaged $43 per barrel for the full-year 2016. During 2017, WTI averaged $48 per barrel in the third quarter, and ended October at about $54. The WTI discount to Brent widened significantly over the third quarter of 2017 relative to first-half 2017 as persistently rising inventories at Cushing led to concerns of renewed infrastructure constraints, and hurricane activity interrupted exports that caused total U.S. crude oil inventory levels to briefly rise.
A differential in crude oil prices exists between high quality (high-gravity, low-sulfur) crudes and those of lower quality (low-gravity, high-sulfur). The amount of the differential in any period is associated with the relative supply/demand balances for each crude type. In third quarter 2017, the differential remained relatively stable in North America. Outside of North America, differentials widened as strong refinery demand combined with maintenance in the North Sea and unplanned outages in Libya tightened light sweet crude markets.
Chevron produces or shares in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 33 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with customer demand relative to the volumes produced in North America. In the United States, prices at Henry Hub averaged $3.00 per thousand cubic feet (MCF) for the first nine months of 2017, compared with $2.29 during the first nine months of 2016. At the end of October 2017, the Henry Hub spot price was $2.77 per MCF.

Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron continues to invest in long-term projects to install infrastructure to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales prices averaged $4.50 per MCF during the first nine months of 2017, compared with $4.01 per MCF in the same period last year. (See page 33 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2017 averaged 2.724 million barrels per day. About one-sixth of the company’s net oil-equivalent production in the first nine months of 2017 occurred in the OPEC-member countries of Angola, Nigeria and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the third quarter of 2017 or 2016.
The company estimates that net oil-equivalent production for the full-year 2017 will grow 6 to 8 percent compared to 2016, assuming a Brent crude oil price of $50 per barrel and before the effect of anticipated asset sales.  The impact of 2017 asset sales on full-year production is expected to be approximately 30,000 barrels of oil-equivalent per day. The estimate of full-year production is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in certain upstream projects can begin well in advance of the start of the associated crude oil and natural gas production. A significant majority of Chevron’s upstream investment is made outside the United States.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. During 2015, net oil-equivalent production averaged 28,000 barrels per day. As of early November 2017, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of production in 2015 and 2016 were not significant and are not expected to be significant in 2017.
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
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States, Asia and southern Africa. Chevron operates or has significant ownership interests in refineries in each of these areas.

Refer to the “Results of Operations” section on pages 29 and 30 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:

•	Australia — Announced first LNG production and first cargo shipment from Train 1 at the Wheatstone LNG Project.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 10, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
U.S. Upstream Earnings	$(26)	$(212)	$(48)	$(2,175)
U.S. upstream operations incurred a loss of $26 million in third quarter 2017, compared with a loss of $212 million from a year ago. The improvement reflected higher crude oil and natural gas realizations of $160 million.
U.S. upstream incurred a loss of $48 million for the first nine months of 2017, compared with a loss of $2.18 billion from a year earlier. The improvement in earnings was primarily due to higher crude oil and natural gas realizations of $1.0 billion and lower depreciation expenses of $580 million, primarily from lower impairment charges of $360 million. Lower operating expenses of $190 million and higher gains on asset sales of $180 million also contributed to the improvement.
The average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2017 was $42, up from $37 a year ago. The average nine-month realization per barrel for U.S. crude oil and natural gas liquids was $43 in 2017, compared to $33 a year earlier. The average natural gas realization in third quarter 2017 was $1.80 per thousand cubic feet, compared with $1.89 in 2016. The average nine-month natural gas realization was $2.17 per thousand cubic feet in 2017 and $1.47 in 2016.
Net oil-equivalent production of 681,000 barrels per day in third quarter 2017 was down 17,000 barrels per day, or 2 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, and base business in the Gulf of Mexico, were more than offset by the impact of asset sales of 67,000 barrels per day, and normal field declines. Net oil-equivalent production of 684,000 barrels per day in the first nine months of 2017 was down 10,000 barrels per day, or 1 percent, from a year earlier. Production increases from base business in the Gulf of Mexico and shale and tight properties in the Permian Basin in Texas and New Mexico, were more than offset by the effect of asset sales of 62,000 barrels per day and normal field declines.
The net liquids component of oil-equivalent production of 525,000 barrels per day in third quarter 2017 was up 1 percent from the corresponding 2016 period. The net liquids component of oil-equivalent production of 520,000 barrels per day in the 2017 nine-month period was up 3 percent from the 2016 period. Net natural gas production was 932 million cubic feet per day in third quarter 2017, a decrease of 13 percent from the 2016 comparative period, primarily as a result of asset sales. Net natural gas production was 988 million cubic feet per day in the nine-month period, a decrease of 14 percent from the 2016 period, primarily as a result of asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
International Upstream Earnings*	$515	$666	$2,907	$(1,292)
___________________
* Includes foreign currency effects	$(164)	$85	$(441)	$116
International upstream operations earned $515 million in third quarter 2017, compared with $666 million a year ago. The decrease in earnings was mainly due to higher depreciation expense of $790 million including the effect of catch-up depreciation of $220 million for the Bangladesh operations that the company no longer intends to sell and an asset write-off of $220 million. Also contributing to the decrease were higher tax expenses of $250 million and the absence of an Ecuador arbitration award of $70 million. More than offsetting these items were higher crude oil and natural gas realizations of $380 million and $100 million, respectively, higher natural gas and crude oil sales volumes of $310 million and $170 million, respectively, and higher equity income from the absence of a TCO royalty expense of $320 million. Foreign currency effects had an unfavorable impact on earnings of $249 million between periods.
Earnings for the first nine months of 2017 were $2.91 billion, compared with a loss of $1.29 billion from a year earlier. The increase in earnings was primarily due to higher crude oil realizations of $1.88 billion, higher natural gas sales volumes of $950 million, higher gains on asset sales of $690 million, higher equity income from the absence of a TCO royalty expense of $320 million, lower operating expenses of $320 million, lower tax expenses of $210 million, and lower exploration expenses of $160 million. Foreign currency effects had an unfavorable impact on earnings of $557 million between periods.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2017 was $48, compared with $41 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2017 was $47, compared with $37 a year earlier. The average natural gas realization in third quarter 2017 was $4.76 per thousand cubic feet, compared with $4.18 in the 2016 period. The average natural gas realization in the first nine months of 2017 was $4.50 per thousand cubic feet, compared with $4.01 in the 2016 period.
International net oil-equivalent production of 2.04 million barrels per day in third quarter 2017 was up 221,000 barrels per day, or 12 percent, from the corresponding 2016 period. Production increases from major capital projects, primarily Gorgon and Angola LNG, and lower planned turnaround effects at Tengizchevroil, were partially offset by production entitlement effects in several locations and normal field declines.
International net oil-equivalent production of 2.04 million barrels per day in the first nine months of 2017 was up 165,000 barrels per day, or 9 percent, from the corresponding 2016 period. Production increases from major capital projects and lower planned maintenance-related downtime were partially offset by production entitlement effects in several locations and normal field declines.
The net liquids component of oil-equivalent production of 1.19 million barrels per day in third quarter 2017 increased 5 percent from the 2016 period. The net liquids component of oil-equivalent production of 1.21 million barrels per day in the first nine months of 2017 was essentially unchanged from the corresponding 2016 period. Net natural gas production of 5.05 billion cubic feet per day in third quarter 2017 increased 25 percent from the 2016 period. Net natural gas production of 5.00 billion cubic feet per day in the first nine months of 2017 increased 25 percent from the 2016 period.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
U.S. Downstream Earnings	$640	$523	$1,743	$1,307
U.S. downstream operations earned $640 million in third quarter 2017, compared with earnings of $523 million a year earlier. The increase in earnings was primarily due to higher margins on refined product sales of $120 million.

Earnings for the first nine months of 2017 were $1.74 billion, compared to $1.31 billion a year earlier. The increase was due to higher margins on refined product sales of $280 million, the absence of an asset impairment of $110 million, and lower operating expenses of $90 million. Partially offsetting this increase were the absence of 2016 asset sale gains of $60 million.
Refinery crude oil input in third quarter 2017 decreased 4 percent from the year-ago period to 931,000 barrels per day. For the first nine months of 2017, crude oil input was 924,000 barrels per day, down 4 percent from the corresponding 2016 period. Refined product sales of 1.23 million barrels per day decreased 2 percent from third quarter 2016. Branded gasoline sales of 540,000 barrels per day decreased 2 percent from third quarter 2016. Refined product sales of 1.21 million barrels per day in the nine-month period were down 3 percent from the first nine months of 2016. Branded gasoline sales of 531,000 barrels per day for the first nine months decreased 1 percent from the corresponding 2016 period. Refinery crude oil input and refined product sales were lower in both comparative periods due to divestment of the Hawaii refining and marketing assets in fourth quarter 2016.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
International Downstream Earnings*	$1,174	$542	$2,192	$1,771
___________________
* Includes foreign currency effects	$15	$(4)	$(27)	$(78)
International downstream operations earned $1.17 billion in third quarter 2017, compared with $542 million a year earlier. The increase in earnings was largely due to higher gains on asset sales of $760 million, primarily from the $675 million gain on the sale of the company's Canadian refining and marketing assets. Higher operating expenses of $80 million and lower margins on refined product sales of $40 million were partially offsetting. Foreign currency effects had a favorable impact on earnings of $19 million between periods.
Earnings for the first nine months of 2017 were $2.19 billion, compared with $1.77 billion a year earlier. The increase in earnings was primarily due to higher gains on asset sales of $370 million and higher margins on refined product sales of $200 million. Higher operating expenses of $120 million and lower shipping results of $80 million were partially offsetting. Foreign currency effects had a favorable impact on earnings of $51 million between periods.
Refinery crude oil input of 801,000 barrels per day in third quarter 2017 increased 11,000 barrels per day from the year-ago period mainly due to crude unit optimizations and lower maintenance at the company's affiliate, Singapore Refining Company. For the first nine months of 2017, crude input was 760,000 barrels per day, down 3 percent from the year-ago period.
Total refined product sales of 1.55 million barrels per day in third quarter 2017 were up 6 percent from the year -ago period, primarily due to higher diesel and jet fuel sales. Total refined product sales for the first nine months of 2017 were up 2 percent from the year-ago period.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Net Charges*	$(351)	$(236)	$(710)	$(523)
___________________
* Includes foreign currency effects	$37	$(9)	$117	$(6)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2017 were $351 million, compared with $236 million a year earlier. The change between periods was mainly due to higher tax items and higher corporate charges. Partially offsetting was lower interest expenses. Foreign currency effects decreased net charges by $46 million between periods.

Net charges for the first nine months of 2017 were $710 million, compared with $523 million a year earlier. The change between periods was mainly due to higher tax items, an impairment of an asset, and higher corporate charges, partially offset by lower employee expense. Foreign currency effects decreased net charges by $123 million between periods.
Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Sales and other operating revenues	$33,892	$29,159	$98,293	$80,073
Sales and other operating revenues increased $4.7 billion for the quarterly period mainly due to higher refined product and crude oil prices, higher refined product volumes, and higher natural gas prices and volumes. Sales and other operating revenues increased $18.2 billion for the nine-month period mainly due to higher refined product and crude oil prices, higher crude oil volumes, and higher natural gas prices and volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Income from equity affiliates	$1,036	$555	$3,502	$1,883
Income from equity affiliates in the quarterly period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan. Income from equity affiliates in the nine-month period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Angola LNG.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Other income	$1,277	$426	$2,311	$1,019
Other income for the quarterly and nine-month periods increased due to higher gains on asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Purchased crude oil and products	$18,776	$15,842	$54,607	$42,345
Purchases increased $2.9 billion for the quarterly period primarily due to higher refined product and crude oil prices, and higher crude oil and refined product volumes. The nine-month period increased $12.3 billion primarily due to higher crude oil and refined product prices, higher refined product and crude oil volumes, and higher natural gas prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,175	$5,775	$17,354	$18,264
Operating, selling, general and administrative expenses increased $400 million between quarterly periods due to higher services and fees, employee, environmental, and fuel expenses.
Expenses decreased $910 million between nine-month periods primarily due to lower employee, non-operated joint venture and transportation expenses, partially offset by higher fuel expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Exploration expenses	$239	$258	$508	$842
The decrease in exploration expenses for the quarterly period and nine-month periods was primarily due to lower charges for well write-offs.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Depreciation, depletion and amortization	$5,109	$4,130	$14,614	$15,254

Depreciation, depletion and amortization expenses in third quarter 2017 increased mainly due to higher production levels for certain oil and gas producing fields, an asset write-off, and catch-up depreciation for the Bangladesh operations that the company no longer intends to sell, partially offset by lower depreciation rates for certain oil and gas producing fields. The nine-month period decreased mainly due to lower impairment expenses for certain oil and gas producing properties, and the absence of a 2016 impairment of a downstream asset, partially offset by higher production levels for certain oil and gas producing fields, an asset write-off, and catch-up depreciation for the Bangladesh operations that the company no longer intends to sell.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Taxes other than on income	$3,213	$2,962	$9,149	$8,799
Taxes other than on income increased in third quarter 2017 primarily due to higher crude oil, refined product and natural gas sales, higher duties, and higher production.
Taxes other than on income increased in the nine-month period primarily due to higher duties, higher crude oil, refined product and natural gas sales, and higher production.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
Income tax expense (benefit)	$672	$(192)	$1,589	$(1,803)
The increase in income tax expense between quarterly periods of $864 million is consistent with the increase in total income before tax for the company of $1.55 billion. U.S. losses before tax decreased from a loss of $480 million in third quarter 2016 to a loss of $211 million in 2017. The lower losses were primarily driven by the effect of higher crude oil prices. The decrease in losses had a direct impact on the company’s U.S. income tax benefit, resulting in a decrease in benefit of $111 million between year-over-year periods, from a tax benefit of $416 million in 2016 to a tax benefit of $305 million in 2017. International income before tax increased from $1.59 billion in 2016 to $2.87 billion in 2017. This $1.28 billion increase was primarily driven by the effect of higher crude oil prices. The higher crude prices primarily drove the $753 million increase in international income tax expense between year-over-year periods, from $224 million in 2016 to $977 million in 2017.
The increase in income tax expense for the first nine months of 2017 of $3.39 billion is consistent with the increase in total income before tax for the company of $10.41 billion. U.S. losses before tax decreased from a loss of $3.88 billion in 2016 to a loss of $66 million in 2017. This decrease in losses was primarily driven by the effect of higher crude oil prices. The decrease in losses had a direct impact on the company’s U.S. income tax cost, resulting in a decrease in tax benefit of $1.52 billion between year-over-year periods, from $2.07 billion in 2016 to $549 million in 2017. International income before tax increased from $1.20 billion in 2016 to $7.81 billion in 2017. This $6.61 billion increase was primarily driven by the effect of higher crude oil prices and gains on asset sales primarily in Indonesia and Canada. The higher crude prices primarily drove the $1.87 billion increase in international income tax expense between year-over-year periods, from $264 million in 2016 to $2.14 billion in 2017.
Refer also to the discussion of the effective income tax rate in Note 11 on pages 14 and 15.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	525	519	520	503
Net natural gas production (MMCFPD)(3)	932	1,077	988	1,144
Net oil-equivalent production (MBOEPD)	681	698	684	694
Sales of natural gas (MMCFPD)	3,455	3,263	3,288	3,408
Sales of natural gas liquids (MBPD)	37	37	34	29
Revenue from net production
Liquids ($/Bbl)	$41.83	$36.88	$42.65	$33.16
Natural gas ($/MCF)	$1.80	$1.89	$2.17	$1.47
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,194	1,142	1,206	1,207
Net natural gas production (MMCFPD)(3)	5,053	4,036	5,001	4,009
Net oil-equivalent production (MBOEPD)(4)	2,036	1,815	2,040	1,875
Sales of natural gas (MMCFPD)	4,978	4,306	5,018	4,455
Sales of natural gas liquids (MBPD)	28	21	29	23
Revenue from liftings
Liquids ($/Bbl)	$47.81	$41.08	$47.07	$36.64
Natural gas ($/MCF)	$4.76	$4.18	$4.50	$4.01
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,717	2,513	2,724	2,569
U.S. Downstream
Gasoline sales (MBPD)(5)	649	653	629	638
Other refined product sales (MBPD)	576	591	577	601
Total refined product sales (MBPD)	1,225	1,244	1,206	1,239
Sales of natural gas liquids (MBPD)	100	127	108	116
Refinery input (MBPD)	931	970	924	960
International Downstream
Gasoline sales (MBPD)(5)	352	378	339	361
Other refined product sales (MBPD)	835	700	785	716
Share of affiliate sales (MBPD)	369	391	360	374
Total refined product sales (MBPD)	1,556	1,469	1,484	1,451
Sales of natural gas liquids (MBPD)	62	46	65	59
Refinery input (MBPD)	801	790	760	784
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	34	46	37	61
International	545	435	523	431
(4) Includes net production of synthetic oil:
Canada	56	58	52	50
Venezuela affiliate	29	29	29	28
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $6.7 billion at September 30, 2017 and $7.0 billion at year-end 2016. Cash provided by operating activities in the first nine months of 2017 was $14.3 billion, compared with $9.0 billion in the year-ago period, reflecting higher crude oil prices. Cash capital and exploratory expenditures totaled $10.1 billion in the first nine months of 2017, down $4.3 billion from the year-ago period, reflecting lower activity. Cash provided by investing activities included proceeds and deposits related to asset sales of $4.9 billion in the first nine months of 2017, compared to $2.2 billion in the year ago period.
Dividends The company paid dividends of $6.1 billion to common shareholders during the first nine months of 2017. In October 2017, the company declared a quarterly dividend of $1.08 per common share, payable in December 2017.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $42.0 billion at September 30, 2017, down from $46.1 billion at December 31, 2016.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at September 30, 2017 was $3.2 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $16.7 billion at September 30, 2017, and $19.8 billion at December 31, 2016. Of these amounts, $9.0 billion was reclassified to long-term at both September 30, 2017, and December 31, 2016. At September 30, 2017, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2017, the company had $9.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $6.9 billion and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $2.1 billion five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2017. In addition, the company has an automatic shelf registration statement that expires in August 2018 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015, 2016 or through the first nine months of 2017, and the company does not plan to acquire any shares under the program for the remainder of the year. From the inception of the program through 2014, the company had purchased 180.9 million shares for $20.0 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both September 30, 2017, and December 31, 2016. Distributions to noncontrolling interests totaled $66 million during the first nine months of 2017 compared to $57 million for the same period in 2016.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.0 at September 30, 2017, and 0.9 at December 31, 2016, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2017, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 22.2 percent at September 30, 2017, and 24.1 percent at year-end 2016.
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $13.4 billion in the first nine months of 2017, compared with $17.2 billion in the corresponding 2016 period. The amounts included the company’s share of affiliates’ expenditures of $3.3 billion and $2.7 billion in the 2017 and 2016 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2017 were $11.9 billion, representing 89 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Millions of dollars)
United States
Upstream	$1,201	$990	$3,406	$3,470
Downstream	367	357	1,049	1,110
All Other	63	62	132	137
Total United States	1,631	1,409	4,587	4,717
International
Upstream	2,715	3,649	8,501	12,157
Downstream	110	115	297	290
All Other	—	2	1	3
Total International	2,825	3,766	8,799	12,450
Worldwide	$4,456	$5,175	$13,386	$17,167
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 13 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 13 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on pages 14 and 15 in Note 11 and page 20 in Note 14 to the Consolidated Financial Statements under the heading “Income Taxes.”
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

Environmental Information related to environmental matters is included on pages 20 and 21 in Note 14 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies begins on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended September 30, 2017, does not differ materially from that discussed under Item 7A of Chevron’s 2016 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2017.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2017, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings As initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, on August 6, 2012, a piping failure and fire occurred at the Chevron refinery in Richmond, California. Various federal, state, and local agencies initiated investigations as a result of the incident. The California Division of Occupational Safety and Health (“Cal/OSHA”) issued citations related to the incident in January 2013.  Chevron and Cal/OSHA resolved these citations in July 2017 through a settlement agreement that included a civil penalty of $1.01 million. The United States Environmental Protection Agency (“EPA”) issued alleged findings of violation related to the incident on December 17, 2013, pursuant to its authority under the Clean Air Act Risk Management Plan program (“RMP”). Following the Richmond incident, EPA also conducted RMP inspections at Chevron’s El Segundo, California; Pascagoula, Mississippi; Kapolei, Hawaii; and Salt Lake City, Utah refineries. With the participation of the United States Department of Justice, Chevron and EPA are negotiating a potential combined resolution that may include all of EPA’s alleged findings of violation related to the Richmond incident and subsequent RMP inspections. Resolution of those alleged findings of violation may result in the payment of a civil penalty of $100,000 or more.
On August 3, 2017, Chevron received a Notice of Intent to File an Administrative Complaint from the United States Environmental Protection Agency in connection with certain waste matters at the Kapolei, Hawaii Refinery during the period of time that the facility was owned and operated by Chevron. Chevron is evaluating the allegations stated in the Notice. Resolution of these matters may result in the payment of a civil penalty of $100,000 or more.
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
Information about risk factors for the three months ended September 30, 2017, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 22 of the company’s 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 – July 31, 2017	26	$106.28	—
August 1 – August 31, 2017	—		—
September 1 – September 30, 2017	—		—
Total	26	$106.28	—
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. From inception of the program through 2014, the company had purchased 180,886,291 shares under this program (some pursuant to Rule 10b5-1 plan and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015 or 2016 or through the first nine months of 2017, and the company does not plan to acquire any shares under the program for the remainder of the year.

Item 5.	Other Information
Rule 10b5-1 Plan Elections
John S. Watson, Chairman and Chief Executive Officer, entered into a pre-arranged stock trading plan in August 2017. Mr. Watson’s plan provides for the potential exercise of vested, soon-to-expire stock options and the associated sale of up to 112,000 shares of Chevron common stock during the period between Chevron’s public release of earnings for the quarter and year ended December 31, 2017, and March 2018.
Pierre R. Breber, Executive Vice President, Downstream & Chemicals, also entered into a pre-arranged stock trading plan in August 2017. Mr. Breber’s plan provides for the potential exercise of vested stock options and the associated sale of up to 46,500 shares of Chevron common stock between November 2017 and July 2018.
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

(10.1)	Chevron Corporation ESIP Restoration Plan, Amended and Restated as of January 1, 2018
(12.1)	Computation of Ratio of Earnings to Fixed Charges
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Schema Document
(101.CAL)	XBRL Calculation Linkbase Document
(101.DEF)	XBRL Definition Linkbase Document
(101.LAB)	XBRL Label Linkbase Document
(101.PRE)	XBRL Presentation Linkbase Document
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

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 2, 2017