Form 10-Q
period 2018-03-31
CHEVRON CORP
filed 2018-05-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2018
Common stock, $.75 par value	1,910,956,734

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2018, and 2017	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2018, and 2017	4
	Consolidated Balance Sheet at March 31, 2018, and December 31, 2017	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2018, and 2017	6
	Notes to Consolidated Financial Statements	7-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signature		41

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company's suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the impact of the 2017 U.S. tax legislation on the company's future results; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company's ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 19 through 22 of the company’s 2017 Annual Report on Form 10-K. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2018	2017
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues[1]	$35,968	$31,524
Income from equity affiliates	1,637	1,150
Other income	159	747
Total Revenues and Other Income	37,764	33,421
Costs and Other Deductions
Purchased crude oil and products	21,233	17,506
Operating expenses[2]	4,701	4,586
Selling, general and administrative expenses[2]	723	810
Exploration expenses	158	144
Depreciation, depletion and amortization	4,289	4,194
Taxes other than on income[1]	1,344	2,871
Interest and debt expense	159	51
Other components of net periodic benefit costs[2]	84	130
Total Costs and Other Deductions	32,691	30,292
Income Before Income Tax Expense	5,073	3,129
Income Tax Expense	1,414	430
Net Income	3,659	2,699
Less: Net income attributable to noncontrolling interests	21	17
Net Income Attributable to Chevron Corporation	$3,638	$2,682
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.92	$1.43
— Diluted	$1.90	$1.41
Dividends	$1.12	$1.08
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,895,990	1,879,372
— Diluted	1,913,218	1,895,393
____________________
[1] 2017 includes excise, value-added and similar taxes of $1,677 million collected on behalf of third parties. Beginning in 2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09. Refer to Note 17, "Revenue" beginning on page 24.

[2] 2017 adjusted to conform to ASU 2017-07. Refer to Note 5, "New Accounting Standards" on page 10.
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Net Income	$3,659	$2,699
Currency translation adjustment	10	14
Unrealized holding (loss) gain on securities:
Net (loss) gain arising during period	(1)	(5)
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	157	171
Actuarial (loss) gain arising during period	(1)	(14)
Prior service cost:
Amortization to net income of net prior service costs	(4)	(5)
Defined benefit plans sponsored by equity affiliates	8	6
Income tax expense on defined benefit plans	(39)	(50)
Total	121	108
Other Comprehensive Gain, Net of Tax	130	117
Comprehensive Income	3,789	2,816
Comprehensive income attributable to noncontrolling interests	(21)	(17)
Comprehensive Income Attributable to Chevron Corporation	$3,768	$2,799

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31 2018	At December 31 2017
	(Millions of dollars)
ASSETS
Cash and cash equivalents	$6,466	$4,813
Marketable securities	38	9
Accounts and notes receivable, net	15,771	15,353
Inventories
Crude oil and petroleum products	3,705	3,142
Chemicals	475	476
Materials, supplies and other	1,948	1,967
Total inventories	6,128	5,585
Prepaid expenses and other current assets	3,323	2,800
Total Current Assets	31,726	28,560
Long-term receivables, net	2,723	2,849
Investments and advances	33,470	32,497
Properties, plant and equipment, at cost	344,977	344,485
Less: Accumulated depreciation, depletion and amortization	169,131	166,773
Properties, plant and equipment, net	175,846	177,712
Deferred charges and other assets	6,946	7,017
Goodwill	4,531	4,531
Assets held for sale	1,200	640
Total Assets	$256,442	$253,806
LIABILITIES AND EQUITY
Short-term debt	$8,601	$5,192
Accounts payable	14,479	14,565
Accrued liabilities	4,587	5,267
Federal and other taxes on income	1,867	1,600
Other taxes payable	1,096	1,113
Total Current Liabilities	30,630	27,737
Long-term debt	31,054	33,477
Capital lease obligations	90	94
Deferred credits and other noncurrent obligations	20,674	21,106
Noncurrent deferred income taxes	15,082	14,652
Noncurrent employee benefit plans	7,346	7,421
Total Liabilities*	104,876	104,487
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at March 31, 2018, and December 31, 2017)	1,832	1,832
Capital in excess of par value	16,963	16,848
Retained earnings	175,619	174,106
Accumulated other comprehensive loss	(3,459)	(3,589)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (531,719,846 and 537,974,695 shares at March 31, 2018, and December 31, 2017, respectively)	(40,359)	(40,833)
Total Chevron Corporation Stockholders’ Equity	150,356	148,124
Noncontrolling interests	1,210	1,195
Total Equity	151,566	149,319
Total Liabilities and Equity	$256,442	$253,806
____________________
* Refer to Note 14, "Other Contingencies and Commitments" beginning on page 20.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Operating Activities
Net Income	$3,659	$2,699
Adjustments
Depreciation, depletion and amortization	4,289	4,194
Dry hole expense	45	7
Distributions less than income from equity affiliates [1]	(998)	(658)
Net before-tax gains on asset retirements and sales	(12)	(764)
Net foreign currency effects	63	131
Deferred income tax provision	383	(563)
Net increase in operating working capital [2]	(2,104)	(1,052)
Decrease in long-term receivables	128	20
Net increase in other deferred charges [2]	(12)	(33)
Cash contributions to employee pension plans	(149)	(170)
Other	(249)	(34)
Net Cash Provided by Operating Activities [1,2]	5,043	3,777
Investing Activities
Capital expenditures	(2,997)	(3,315)
Proceeds and deposits related to asset sales and returns of investment [1,2]	111	1,846
Net (purchases) sales of marketable securities	(29)	2
Net repayment (borrowing) of loans by equity affiliates	26	(6)
Net Cash Used for Investing Activities [1,2]	(2,889)	(1,473)
Financing Activities
Net borrowings (repayments) of short-term obligations	3,214	(3,928)
Proceeds from issuance of long-term debt	73	3,994
Repayments of long-term debt and other financing obligations	(2,331)	(966)
Cash dividends — common stock	(2,124)	(2,029)
Distributions to noncontrolling interests	(11)	—
Net sales of treasury shares	566	245
Net Cash Used for Financing Activities	(613)	(2,684)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash [2]	33	39
Net Change in Cash, Cash Equivalents and Restricted Cash [2]	1,574	(341)
Cash, Cash Equivalents and Restricted Cash at January 1 [2]	5,943	8,414
Cash, Cash Equivalents and Restricted Cash at March 31 [2]	$7,517	$8,073
____________________
[1] 2017 adjusted to conform to Accounting Standards Update 2016-15. Refer to Note 4, "Information Relating to the Consolidated Statement of Cash Flows" beginning on page 8.
[2] 2017 adjusted to conform to Accounting Standards Update 2016-18. Refer to Note 4, "Information Relating to the Consolidated Statement of Cash Flows" beginning on page 8.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2018, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2017 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ending March 31, 2018, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Three Months Ended March 31, 2018
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at January 1	$(105)	$(5)	$(2)	$(3,477)	$(3,589)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	10	(1)	—	5	14
Reclassifications (2)	—	—	—	116	116
Net Other Comprehensive Income (Loss)	10	(1)	—	121	130
Balance at March 31	$(95)	$(6)	$(2)	$(3,356)	$(3,459)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 10, Employee Benefits for reclassified components totaling $153 million that are included in employee benefit costs for the three months ending March 31, 2018. Related income taxes for the same period, totaling $37 million, are reflected in "Income Tax Expense" on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first three months of 2018 and 2017 is as follows:

	2018			2017
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$148,124	$1,195	$149,319	$145,556	$1,166	$146,722
Net income	3,638	21	3,659	2,682	17	2,699
Dividends	(2,124)	—	(2,124)	(2,030)	—	(2,030)
Distributions to noncontrolling interests	—	(11)	(11)	—	—	—
Treasury shares, net	474	—	474	231	—	231
Other changes, net*	244	5	249	153	15	168
Balance at March 31	$150,356	$1,210	$151,566	$146,592	$1,198	$147,790
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

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
(Increase) decrease in accounts and notes receivable	$(335)	$317
Increase in inventories	(543)	(550)
(Increase) decrease in prepaid expenses and other current assets [1]	(608)	26
Decrease in accounts payable and accrued liabilities [1]	(807)	(1,090)
Increase in income and other taxes payable	189	245
Net increase in operating working capital [1]	$(2,104)	$(1,052)
____________________
[1] 2017 adjusted to conform to Accounting Standards Update 2016-18.
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$105	$—
Income taxes	843	494
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
The “Net (purchases) sales of marketable securities” consisted of the following gross amounts:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Marketable securities purchased	$(29)	$—
Marketable securities sold	—	2
Net (purchases) sales of marketable securities	$(29)	$2
The “Net repayment (borrowing) of loans by equity affiliates” consisted of the following gross amounts:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Borrowing of loans by equity affiliates	$—	$(70)
Repayment of loans by equity affiliates	26	64
Net repayment (borrowing) of loans by equity affiliates	$26	$(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net borrowings (repayments) of short-term obligations" consisted of the following gross and net amounts:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Repayments of short-term obligations	$(1,377)	$(2,952)
Proceeds from issuances of short-term obligations	658	3,415
Net borrowings of short-term obligations with three months or less maturity	3,933	(4,391)
Net borrowings (repayments) of short-term obligations	$3,214	$(3,928)
The “Net sales of treasury shares” represents the value of shares sold for share-based compensation plans, net of purchases. Purchases totaled $1 million for the first three months in 2018 and $1 million for the first three months in 2017. No purchases were made under the company's share repurchase program in the first three months of 2018 or 2017.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Additions to properties, plant and equipment	$2,937	$3,305
Additions to investments	15	3
Current year dry hole expenditures	45	7
Capital expenditures	2,997	3,315
Expensed exploration expenditures	113	137
Assets acquired through capital lease obligations	—	1
Capital and exploratory expenditures, excluding equity affiliates	3,110	3,453
Company’s share of expenditures by equity affiliates	1,295	939
Capital and exploratory expenditures, including equity affiliates	$4,405	$4,392

On January 1, 2018, Chevron adopted Accounting Standards Updates (ASU) 2016-15 and 2016-18, which require retrospective adjustment of prior periods in the Statement of Cash Flows.
In addition to other requirements, ASU 2016-15 specifies new standards for the classification of distributions from equity affiliates. In adopting these new standards, Chevron utilized the cumulative earnings approach to evaluate returns on and returns of investment from equity affiliates. For the first three months of 2017, a total of $6 million was reclassified from “Distributions less than income from equity affiliates” to “Proceeds and deposits related to asset sales and returns of investment.”
Adoption of ASU 2016-18 requires the inclusion of restricted cash and associated changes in restricted cash in the Consolidated Statement of Cash Flows. The impact of ASU 2016-18 is captured across several line items in the Statement of Cash Flows, including “Net decrease (increase) in operating working capital,” “Decrease (increase) in other deferred charges,” and “Proceeds and deposits related to asset sales and returns of investment” with associated net changes captured in both “Net Cash Provided by Operating Activities” and “Net Cash Used for Investing Activities.” The line item “Net sales (purchases) of other short-term investments” was removed in conjunction with the adoption of ASU 2016-18.
The table on the next page quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31		At December 31
	2018	2017	2017	2016
	(Millions of dollars)		(Millions of dollars)
Cash and Cash Equivalents	$6,466	$6,983	$4,813	$6,988
Restricted cash included in "Prepaid expenses and other current assets"	316	306	405	488
Restricted cash included in "Deferred charges and other assets"	735	784	725	938
Total Cash, Cash Equivalents and Restricted Cash	$7,517	$8,073	$5,943	$8,414

Additional information related to "Restricted Cash" is included on page 22 in Note 15 under the heading "Restricted Cash."
Note 5. New Accounting Standards
Revenue Recognition (Topic 606): Revenue from Contracts with Customers On January 1, 2018, Chevron adopted ASU 2014-09 and its related amendments using the modified retrospective transition method, which did not require the restatement of prior periods. The impact of the adoption of the standard did not have a material effect on the company’s consolidated financial statements. For additional information on the company’s revenue, refer to Note 17 beginning on page 24.
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments Effective January 1, 2018, Chevron adopted ASU 2016-15 on a retrospective basis. The standard provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The adoption of this ASU did not have a material impact on the company's Consolidated Statement of Cash Flows. For additional information, refer to Note 4 beginning on page 8.
Statement of Cash Flows (Topic 230): Restricted Cash Effective January 1, 2018, Chevron adopted ASU 2016-18 on a retrospective basis. The standard requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows and to provide a reconciliation to the balance sheet when the cash, cash equivalents, restricted cash and restricted cash equivalents are not separately presented or are presented in more than one line item on the balance sheet. The company’s restricted cash balances are now included in the beginning and ending balances on the Consolidated Statement of Cash Flows. For additional information, refer to Note 4 beginning on page 8.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) On January 1, 2018, the company adopted ASU 2017-05 which provides clarification regarding the guidance on accounting for the derecognition of nonfinancial assets. The adoption of the standard had no impact on the company’s consolidated financial statements.
Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost Effective January 1, 2018, Chevron adopted ASU 2017-07 on a retrospective basis. The standard requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. The effects of retrospective adoption on the Consolidated Statement of Income for the period ended March 31, 2017 were to move $70 million from "Operating expenses" and $60 million from "Selling, general and administrative expenses" to "Other components of net periodic benefits cost."
Leases (Topic 842) In February 2016, the FASB issued ASU 2016-02 which becomes effective for the company January 1, 2019. The standard requires that lessees present right-of-use assets and lease liabilities on the balance sheet. The company is evaluating the effect of the standard on its consolidated financial statements.
Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income In February 2018, the FASB issued ASU 2018-02, which becomes effective for the company January 1, 2019.  The standard permits companies to reclassify the tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings and also requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional new disclosures.  The company is evaluating the effect of the standard on its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2018 and 2017, are presented in the following table:

	Three Months Ended March 31
Segment Earnings	2018	2017
	(Millions of dollars)
Upstream
United States	$648	$80
International	2,704	1,437
Total Upstream	3,352	1,517
Downstream
United States	442	469
International	286	457
Total Downstream	728	926
Total Segment Earnings	4,080	2,443
All Other
Interest expense	(149)	(43)
Interest income	19	15
Other	(312)	267
Net Income Attributable to Chevron Corporation	$3,638	$2,682
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2018, and December 31, 2017, are as follows:

Segment Assets	At March 31 2018	At December 31 2017
	(Millions of dollars)
Upstream
United States	$41,791	$40,770
International	159,071	159,612
Goodwill	4,531	4,531
Total Upstream	205,393	204,913
Downstream
United States	23,862	23,202
International	17,200	17,434
Total Downstream	41,062	40,636
Total Segment Assets	246,455	245,549
All Other
United States	5,682	4,938
International	4,305	3,319
Total All Other	9,987	8,257
Total Assets — United States	71,335	68,910
Total Assets — International	180,576	180,365
Goodwill	4,531	4,531
Total Assets	$256,442	$253,806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2018 and 2017, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
Sales and Other Operating Revenues	2018	2017
	(Millions of dollars)
Upstream
United States	$4,577	$3,240
International	8,656	6,581
Subtotal	13,233	9,821
Intersegment Elimination — United States	(2,757)	(2,241)
Intersegment Elimination — International	(3,215)	(2,720)
Total Upstream	7,261	4,860
Downstream *
United States	13,042	12,432
International	15,935	14,513
Subtotal	28,977	26,945
Intersegment Elimination — United States	(3)	(3)
Intersegment Elimination — International	(328)	(330)
Total Downstream	28,646	26,612
All Other
United States	227	235
International	3	5
Subtotal	230	240
Intersegment Elimination — United States	(166)	(183)
Intersegment Elimination — International	(3)	(5)
Total All Other	61	52
Sales and Other Operating Revenues
United States	17,846	15,907
International	24,594	21,099
Subtotal	42,440	37,006
Intersegment Elimination — United States	(2,926)	(2,427)
Intersegment Elimination — International	(3,546)	(3,055)
Total Sales and Other Operating Revenues	$35,968	$31,524
_____________________________
* 2017 includes excise, value-added and similar taxes of $1,677 million collected on behalf of third parties. Beginning in 2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09. Refer to Note 17, "Revenue" beginning on page 24.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Sales and other operating revenues*	$28,058	$24,408
Costs and other deductions*	27,596	24,099
Net income attributable to CUSA	697	421
_____________________________
* 2017 includes excise, value-added and similar taxes collected on behalf of third parties of $1,207 million. Beginning in
  2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09.

	At March 31 2018	At December 31 2017
	(Millions of dollars)
Current assets	$13,406	$12,163
Other assets	55,482	54,994
Current liabilities	17,606	17,379
Other liabilities	12,623	12,541
Total CUSA net equity	$38,659	$37,237
Memo: Total debt	$3,050	$3,056
Note 8. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$4,325	$3,395
Costs and other deductions	1,942	1,754
Net income attributable to TCO	1,679	1,158
Note 9. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table below:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$2,577	$2,445
Costs and other deductions	2,151	2,019
Net income attributable to CPChem	585	503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The components of net periodic benefit costs for 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Pension Benefits
United States
Service cost	$120	$122
Interest cost	92	91
Expected return on plan assets	(159)	(149)
Amortization of prior service credits	1	(1)
Amortization of actuarial losses	76	85
Settlement losses	66	78
Total United States	196	226
International
Service cost	40	37
Interest cost	46	53
Expected return on plan assets	(66)	(58)
Amortization of prior service costs	2	3
Amortization of actuarial losses	11	9
Settlement losses	—	—
Total International	33	44
Net Periodic Pension Benefit Costs	$229	$270
Other Benefits*
Service cost	$13	$8
Interest cost	21	23
Amortization of prior service costs	(7)	(7)
Amortization of actuarial losses	4	(1)
Net Periodic Other Benefit Costs	$31	$23
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2018, a total of $149 million was contributed to employee pension plans (including $91 million to the U.S. plans). Total contributions for the full year are currently estimated to be $950 million ($700 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2018, the company contributed $45 million to its OPEB plans. The company anticipates contributing approximately $129 million during the remainder of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Income Taxes
The 2018 increase in income tax expense between periods of $984 million, from $430 million in 2017 to $1.41 billion in 2018, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices and production. The company’s effective tax rate changed between periods from 14 percent in 2017 to 28 percent in 2018. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
U.S. tax reform resulted in the remeasurement of U.S. deferred tax assets and liabilities in 2017. The final impact will be determined as the actual 2017 U.S. tax return is prepared and completed later in 2018, and this may result in a change to the provisional amounts that were recognized in 2017.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2018. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Australia — 2006 and Kazakhstan — 2007.
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
Note 12. Assets Held For Sale
At March 31, 2018, the company classified $1.20 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are primarily associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2017 and the first three months of 2018 were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 14. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 11 on page 16 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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
Other Contingencies Governmental entities in California and other jurisdictions have filed legal proceedings against fossil fuel producing companies, including Chevron, purporting to seek legal and equitable relief to address alleged impacts of climate change. Further such proceedings are likely to be filed by other parties. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability and injunctions against the production of all fossil fuels that, while we believe remote, could have a material adverse effect on the Company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2018, and December 31, 2017, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2018				At December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$38	$38	$—	$—	$9	$9	$—	$—
Derivatives	7	—	7	—	22	—	22	—
Total Assets at Fair Value	$45	$38	$7	$—	$31	$9	$22	$—
Derivatives	95	64	31	—	124	78	46	—
Total Liabilities at Fair Value	$95	$64	$31	$—	$124	$78	$46	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2018.
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
Assets carried at fair value at March 31, 2018, and December 31, 2017, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $6.5 billion and $4.8 billion at March 31, 2018, and December 31, 2017, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2018.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.1 billion at March 31, 2018, and December 31, 2017, respectively. At March 31, 2018, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments and refundable deposits related to pending asset sales, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $21.1 billion and $23.5 billion at March 31, 2018, and December 31, 2017, respectively. The fair value of long-term debt at March 31, 2018, and December 31, 2017 was $21.1 billion and $23.9 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $20.4 billion. The fair value of other long-term debt classified as Level 2 is $0.7 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2018, and December 31, 2017, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2018, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2018

	Total	Level 1	Level 2	Level 3	Before-Tax Loss

Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	631	—	631	—	163
Investments and advances	1	—	—	1	1
Total Assets at Fair Value	$632	$—	$631	$1	$164
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2018.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2018.
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
Derivative instruments measured at fair value at March 31, 2018, and December 31, 2017, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At March 31 2018	At December 31 2017
Commodity	Accounts and notes receivable, net	$7	$22
Commodity	Long-term receivables, net	—	—
Total Assets at Fair Value		$7	$22
Commodity	Accounts payable	$90	$122
Commodity	Deferred credits and other noncurrent obligations	5	2
Total Liabilities at Fair Value		$95	$124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		(Loss) / Gain Three Months Ended March 31
Type of Contract	Statement of Income Classification	2018	2017
Commodity	Sales and other operating revenues	$(12)	$162
Commodity	Purchased crude oil and products	(9)	4
Commodity	Other income	—	(2)
		$(21)	$164
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2018, and December 31, 2017.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2018
Derivative Assets	$1,180	$1,173	$7	$—	$7
Derivative Liabilities	$1,268	$1,173	$95	$—	$95

At December 31, 2017
Derivative Assets	$1,169	$1,147	$22	$—	$22
Derivative Liabilities	$1,271	$1,147	$124	$—	$124
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."
Note 17. Revenue
On January 1, 2018, Chevron adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), and its related amendments using the modified retrospective transition method, which did not require the restatement of prior periods. The adoption did not result in a material change in the company’s accounting or have a material effect on the company’s financial position, including the measurement of revenue, the timing of revenue recognition and the recognition of contract assets, liabilities and related costs.
The most significant change is the presentation of excise, value-added and similar taxes collected on behalf of third parties, which are no longer presented within “Sales and other operating revenue” on the Consolidated Statement of Income starting in 2018. These taxes, which totaled $1.9 billion in the three months ended March 31, 2018, are now netted in “Taxes other than on income” in the Consolidated Statement of Income. This change to presentation had no impact on earnings. In the three months ended March 31, 2017, these taxes totaled $1.7 billion.
Under the new standard, the company accounts for commodity delivery orders as separate performance obligations. Revenue is recognized when the performance obligation is satisfied, which continues to typically occur at the point in time when control of the product transfers to the customer. Payment is generally due within 30 days from delivery. The company has elected to account for delivery transportation as a fulfillment cost, not a separate performance obligation. These costs continue to be recognized as an operating expense in the period when revenue for the related commodity is recognized.
Revenue is measured as the amount the company expects to receive in exchange for transferring commodities to the customer. The company’s commodity sales are typically based on prevailing market-based prices and may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include discounts and allowances. Until market prices become known under terms of the company’s contracts, the transaction price included in revenue is based on the company’s estimate of the most likely outcome.
Discounts and allowances are estimated using a combination of historical and recent data trends. When deliveries contain multiple products, an observable standalone selling price is generally used to measure revenue for each product. The company includes estimates in the transaction price only to the extent that a significant reversal of revenue is not probable in subsequent periods.
The company applied the optional exemption to not report any unfulfilled performance obligations related to contracts that have terms of less than one year. The amount of future revenue for unfulfilled performance obligations under long-term contracts with fixed components was insignificant for the three months ended March 31, 2018.
Revenue from contracts with customers is presented in “Sales and other operating revenue” along with some activity that is accounted for outside the scope of ASC 606, which is not material to this line, on the Consolidated Statement of Income. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “purchased crude oil and products” on the Consolidated Statement of Income. Refer to Note 6 - Operating Segments and Geographical Data beginning on page 11 for additional information on the company’s segmentation of revenue.
Receivables related to revenue from contracts with customers are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $9.8 billion and $10.5 billion at January 1, 2018 and March 31, 2018, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606, Revenue from Contracts with Customers.
Contract assets and related costs are reflected in “Prepaid expenses and other current assets” and contract liabilities are reflected in “Accrued liabilities” and “Deferred credits and other noncurrent obligations” on the Consolidated Balance Sheet. Amounts for these items are not material to the company’s financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2018 Compared with First Quarter 2017

Key Financial Results
Earnings by Business Segment

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Upstream
United States	$648	$80
International	2,704	1,437
Total Upstream	3,352	1,517
Downstream
United States	442	469
International	286	457
Total Downstream	728	926
Total Segment Earnings	4,080	2,443
All Other	(442)	239
Net Income Attributable to Chevron Corporation (1) (2)	$3,638	$2,682
__________________________________________
(1) Includes foreign currency effects	$129	$(241)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2018 was $3.64 billion ($1.90 per share — diluted), compared with $2.68 billion ($1.41 per share — diluted) in the first three months of 2017.
Upstream earnings in first quarter 2018 were $3.35 billion compared to $1.52 billion in the corresponding 2017 period. The increase was mainly due to higher realizations and production.
Downstream earnings in first quarter 2018 were $728 million compared with $926 million in the corresponding 2017 period. The decrease was mainly due to lower margins on refined product sales, partially offset by lower tax expense, higher equity earnings from the 50 percent-owned Chevron Philips Chemical Company LLC and favorable foreign currency effects.
Refer to pages 30 through 31 for additional discussion of results by business segment and “All Other” activities for first quarter of 2018 versus the same period in 2017.
Business Environment and Outlook
Chevron Corporation* is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Canada, China, Colombia, Denmark, Indonesia, Kazakhstan, Myanmar, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, Philippines, Republic of Congo, Singapore, South Africa, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
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
* Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984 and ChevronTexaco Corporation in 2001. In 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. As used in this report, the term “Chevron” and such terms as “the company,” “the corporation,” “our,” “we” , “us” and "its" may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole, but unless stated otherwise they do not include “affiliates” of Chevron — i.e., those companies accounted for by the equity method (generally owned 50 percent or less) or investments accounted for by the cost method. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing or sustainability of any such increase is unknown. In the company's downstream business, crude oil is the largest cost component of refined products. It is the company's objective to deliver competitive results and shareholder value in any business environment.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the first quarters of 2018 and 2017.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 and to "Risk Factors" on pages 19 through 22 of the company’s 2017 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company's asset sale program for 2018 through 2020 is targeting before-tax proceeds of $5-10 billion. Asset dispositions and restructurings may also occur in future periods and could result in significant gains or losses.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Cost pressures continue in the North America unconventional market, particularly the Permian Basin, with increases in commodity prices and higher levels of activity and investment.  International and offshore markets are beginning to see indications of increased cost pressure. Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $54 per barrel for the full-year 2017. During 2018, Brent averaged $67 per barrel in the first quarter and ended April at about $75. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent markets traded in a $60 to $70 per barrel range throughout most of the first quarter 2018 due to steady demand growth, lower inventory levels, and strong compliance with OPEC production cuts implemented in January 2017. Oil markets were also supported by heightened geopolitical uncertainty impacting key oil producing economies.
The WTI price averaged $51 per barrel for the full-year 2017. During 2018, WTI averaged $63 per barrel in the first quarter and ended April at about $69. WTI traded at a narrower discount to Brent in the 2018 first quarter relative to fourth quarter 2017 due to declining U.S. inventory levels, higher exports and reduced supply bottlenecks.
A differential in crude oil prices exists between high-gravity, low-sulfur crudes and low-gravity, high-sulfur crudes. The amount of the differential in any period is associated with the relative supply/demand balances for each crude type. In first quarter 2018, the differential widened in North America due primarily to stronger North America light-sweet crude demand.  Outside of North America, differentials narrowed as lower output from key producers continued to limit availability of heavier, more sour crudes.
Chevron has interests in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 35 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price of natural gas in the United States are closely associated with customer demand relative to the volumes produced and stored in North America. In the United States, prices at Henry Hub averaged $3.04 per thousand cubic feet (MCF) for the first three months of 2018, compared with $3.01 during the first three months of 2017. At the end of April 2018, the Henry Hub spot price was $2.68 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales prices averaged $5.85 per MCF during the first three months of 2018, compared with $4.36 per MCF in the same period last year. (See page 35 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2018 averaged 2.852 million barrels per day. About one-sixth of the company’s net oil-equivalent production in the first three months of 2018 occurred in the OPEC-member countries of Angola, Nigeria and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the first quarter of 2018 or 2017.
The company estimates that net oil-equivalent production for the full-year 2018 will grow 4 to 7 percent compared to 2017, assuming a Brent crude oil price of $60 per barrel and excluding the impact of anticipated 2018 asset sales. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and, for new, large-scale projects, the time lag between initial exploration and the beginning of production. Investments in upstream projects generally begin well in advance of the start of the associated crude oil and natural gas production.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. During 2015, net oil-equivalent production averaged 28,000 barrels per day. As of early May 2018, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of Partitioned Zone production have not been significant, and are not expected to be significant in 2018.
In April 2018, the company sold its interest in the Elk Hills Field in California, with proceeds to be reflected in second quarter results.
Refer to the “Results of Operations” section on page 30 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section on page 31 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:

•	United States — Chevron Phillips Chemical Company LLC, the company’s 50 percent-owned affiliate, commenced operations of a new ethane cracker at its Cedar Bayou facility in Baytown, Texas.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
U.S. Upstream Earnings	$648	$80
U.S. upstream operations earned $648 million in first quarter 2018, compared to $80 million from the corresponding period in 2017. The improvement primarily reflected higher realizations and production of $430 and $180 million, respectively, partially offset by higher exploration expenses of $40 million.
The company’s average sales price per barrel of crude oil and natural gas liquids was $56 in first quarter 2018, up from $45 a year earlier. The average sales price of natural gas was $2.02 per thousand cubic feet in first quarter 2018, compared with $2.39 in first quarter 2017.
Net oil-equivalent production of 733,000 barrels per day in first quarter 2018 was up 61,000 barrels per day, or 9 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, and base business in the Gulf of Mexico, were partially offset by the impact of asset sales of 39,000 barrels per day and normal field declines.
The net liquids component of oil-equivalent production in first quarter 2018 increased 13 percent to 567,000 barrels per day, while net natural gas production decreased 1 percent to 993 million cubic feet per day.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
International Upstream Earnings*	$2,704	$1,437
___________________
* Includes foreign currency effects	$120	$(274)
International upstream operations earned $2.70 billion in first quarter 2018, compared with $1.44 billion from the corresponding period in 2017. The increase was primarily due to higher crude oil and natural gas realizations of $710 million and $210 million, respectively, higher natural gas sales volumes of $410 million and lower tax items of $190 million. Partially offsetting the increases were the absence of a gain of $600 million from the 2017 sale of the Indonesia geothermal business and higher depreciation expenses mostly associated with higher production of $130 million. Foreign currency effects had a favorable impact on earnings of $394 million between periods.
The average sales price per barrel of crude oil and natural gas liquids in first quarter 2018 was $61, compared with $49 a year earlier. The average sales price of natural gas in first quarter 2018 was $5.85 per thousand cubic feet, compared with $4.36 in first quarter 2017.
International net oil-equivalent production of 2.12 million barrels per day in first quarter 2018 increased 115,000 barrels per day, or 6 percent, from first quarter 2017. Production increases from major capital projects, primarily Gorgon and Wheatstone in Australia, were partially offset by production entitlement effects in several locations, normal field declines and the impact of asset sales of 22,000 barrels per day.
The net liquids component of oil-equivalent production of 1.19 million barrels per day in first quarter 2018 decreased 1 percent from first quarter 2017. Net natural gas production of 5.60 billion cubic feet per day in first quarter 2018 increased 17 percent from first quarter 2017.

Downstream

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
U.S. Downstream Earnings	$442	$469
U.S. downstream operations earned $442 million in first quarter 2018, compared with earnings of $469 million a year earlier. The decrease was primarily due to lower margins on refined product sales of $100 million and higher expenses from planned turnaround activity at the El Segundo, California refinery of $80 million. These were partially offset by lower tax expenses of $70 million, and higher equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $60 million.
Refinery crude oil input in first quarter 2018 increased 2 percent to 930,000 barrels per day from the year-ago period. Refined product sales of 1.19 million barrels per day increased 3 percent from first quarter 2017 primarily due to increased jet fuel sales. Branded gasoline sales of 501,000 barrels per day decreased 2 percent from the 2017 period.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
International Downstream Earnings*	$286	$457
___________________
* Includes foreign currency effects	$11	$(46)
International downstream operations earned $286 million in first quarter 2018, compared with $457 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $270 million, partially offset by lower operating expenses of $110 million. Foreign currency effects had a favorable impact on earnings of $57 million between periods.
Refinery crude oil input of 712,000 barrels per day in first quarter 2018 decreased 41,000 barrels per day from the year-ago period mainly due to the sale of the company’s Canadian refining asset in third quarter 2017.

Total refined product sales of 1.44 million barrels per day in first quarter 2018 were down 1 percent from the year-ago period, primarily due to lower diesel sales, partially offset by higher jet fuel sales.
All Other

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
(Charges)/Earnings*	$(442)	$239
___________________
* Includes foreign currency effects	$(2)	$79
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in first quarter 2018 were $442 million, compared with net earnings of $239 million a year earlier. The change between periods was mainly due to the absence of first quarter 2017 favorable corporate tax items and higher interest expense. Foreign currency effects increased net charges by $81 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$35,968	$31,524
Sales and other operating revenues increased $4.44 billion in the first quarter, primarily due to higher refined product and crude oil prices, and higher natural gas prices and volumes. Beginning in 2018, excise, value-added and similar taxes collected on behalf of third parties were no longer included in "Sales and other operating revenues", but are netted in "Taxes other than on income" in accordance with ASU 2014-09. 2017 includes excise, value-added and similar taxes collected on behalf of third parties of $1.68 billion.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Income from equity affiliates	$1,637	$1,150
Income from equity affiliates in the quarterly period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan, Petroboscan and Petropiar in Venezuela, and higher downstream-related earnings from CPChem.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Other income	$159	$747
Other income for the three-month period decreased due to lower gains on asset sales, partially offset by a favorable swing in foreign currency effects.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Purchased crude oil and products	$21,233	$17,506
Purchases increased $3.7 billion in the three-month period, primarily due to higher crude oil and refined product prices.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,424	$5,396
Operating, selling, general and administrative expenses were largely unchanged between quarterly periods.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Exploration expenses	$158	$144
The increase in exploration expenses for the three-month period was mostly due to higher charges for well write-offs, partially offset by lower geological and geophysical expenses.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Depreciation, depletion and amortization	$4,289	$4,194
Depreciation, depletion and amortization expenses for the first quarter increased mainly due to higher production levels for certain oil and gas producing fields partially offset by the impact of lower depreciation rates for certain oil and gas producing fields.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Taxes other than on income	$1,344	$2,871
Beginning in 2018, excise, value-added and similar taxes collected on behalf of third parties were netted in "Taxes other than on income" and were no longer included in "Sales and other operating revenues," in accordance with ASU 2014-09. First quarter 2017 includes $1.68 billion in taxes collected on behalf of third parties. Partially offsetting the decrease were higher duties and higher other taxes reflecting increased refined product sales and production.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Interest and debt expense	$159	$51
Interest and debt expenses for the first quarter increased mainly due to a decrease in the amount of interest capitalized.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Other components of net periodic benefit costs	$84	$130
Other components of net periodic benefit costs for the first quarter decreased mainly due to an increase in plan asset values and decrease in amortization of actuarial and settlement losses. This line was added to the Consolidated Statement of Income in accordance with the adoption of ASU 2017-07.

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
Income tax expense	$1,414	$430
The increase in income tax expense in 2018 of $984 million is consistent with the increase in total income before tax for the company of $1.94 billion.
U.S. income before tax increased from $237 million in 2017 to $862 million in 2018. This increase in income was primarily driven by the effect of higher crude oil prices and production. The increase in income had a direct impact on the company’s U.S. income tax cost which was partially offset by the lower U.S. statutory tax rate. This resulted in an increase in tax expense of $609 million between year-over-year periods, from a tax benefit of $388 million in 2017 to a tax charge of $221 million in 2018. Contributing to the first quarter 2017 results were U.S. tax adjustments.

International income before tax increased from $2.89 billion in 2017 to $4.21 billion in 2018. This $1.32 billion increase was primarily driven by the effect of higher prices and production, offset by the absence of the gain on the 2017 sale of the company’s geothermal assets in Indonesia. The higher prices and production primarily drove the $375 million increase in international income tax expense between year-over-year periods, from $818 million in 2017 to $1.19 billion in 2018.
Refer also to the discussion of the effective income tax rate in Note 11 on page 16.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1)(2)

	Three Months Ended March 31
	2018	2017
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	567	504
Net natural gas production (MMCFPD)(3)	993	1,006
Net oil-equivalent production (MBOEPD)	733	672
Sales of natural gas (MMCFPD)	3,408	3,142
Sales of natural gas liquids (MBPD)	100	29
Revenue from net production
Liquids ($/Bbl)	$56.12	$44.83
Natural gas ($/MCF)	$2.02	$2.39
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,186	1,204
Net natural gas production (MMCFPD)(3)	5,600	4,801
Net oil-equivalent production (MBOEPD)(4)	2,119	2,004
Sales of natural gas (MMCFPD)	5,475	4,933
Sales of natural gas liquids (MBPD)	35	23
Revenue from liftings
Liquids ($/Bbl)	$61.13	$48.56
Natural gas ($/MCF)	$5.85	$4.36
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,852	2,676
U.S. Downstream
Gasoline sales (MBPD)(5)	601	584
Other refined product sales (MBPD)	584	569
Total refined product sales (MBPD)	1,185	1,153
Sales of natural gas liquids (MBPD)	55	106
Refinery input (MBPD)	930	912
International Downstream
Gasoline sales (MBPD)(5)	332	331
Other refined product sales (MBPD)	743	753
Share of affiliate sales (MBPD)	361	361
Total refined product sales (MBPD)	1,436	1,445
Sales of natural gas liquids (MBPD)	60	65
Refinery input (MBPD)(6)	712	753
_____________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	37	37
International	572	512
(4) Includes net production of synthetic oil:
Canada	55	51
Venezuela affiliate	24	29
(5) Includes branded and unbranded gasoline.
(6) In third quarter 2017, the company sold the Burnaby Refinery in British Columbia, Canada, which included operable capacity of 55,000 barrels per day.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $6.5 billion at March 31, 2018 and $4.8 billion at year-end 2017. Cash provided by operating activities in the first three months of 2018 was $5.0 billion, compared with $3.8 billion in the year-ago period, reflecting higher prices and production, partially offset by higher working capital requirements in the current period. Cash capital and exploratory expenditures totaled $3.1 billion in the first three months of 2018, down $0.3 billion from the year-ago period, reflecting lower activity. Cash provided by investing activities included proceeds and deposits related to asset sales and returns of investment of $0.1 billion in the first three months of 2018, compared to $1.8 billion in the year ago period.
Dividends The company paid dividends of $2.1 billion to common shareholders during the first three months of 2018. In April 2018, the company declared a quarterly dividend of $1.12 per common share, payable in June 2018.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $39.7 billion at March 31, 2018, up from $38.8 billion at December 31, 2017.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at March 31, 2018 was $8.6 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $18.6 billion at March 31, 2018, and $15.2 billion at December 31, 2017. Of these amounts, $10.0 billion was reclassified to long-term at both March 31, 2018, and December 31, 2017. At March 31, 2018, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2018, the company had $10.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $9,575 million and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $425 million five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2018. In addition, the company has an automatic shelf registration statement that expires in August 2018 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015 to 2017 or through the first three months of 2018. From the inception of the program through 2014, the company had purchased 180.9 million shares for $20.0 billion.

Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both March 31, 2018, and December 31, 2017. There were distributions of $11 million to noncontrolling interests during the first three months of 2018 compared to no distributions for the same period in 2017.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.0 at March 31, 2018, and 1.0 at December 31, 2017, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2018, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 20.9 percent at March 31, 2018, and 20.7 percent at year-end 2017.
Pension Obligations Information related to pension plan contributions is included on page 15 in Note 10 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $4.4 billion in the first three months of 2018, compared with $4.4 billion in the corresponding 2017 period. The amounts included the company’s share of affiliates’ expenditures of $1.3 billion and $0.9 billion in the 2018 and 2017 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2018 were $3.9 billion, representing 88 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended March 31
	2018	2017
	(Millions of dollars)
United States
Upstream	$1,576	$1,051
Downstream	399	321
All Other	36	34
Total United States	2,011	1,406
International
Upstream	2,313	2,916
Downstream	81	69
All Other	—	1
Total International	2,394	2,986
Worldwide	$4,405	$4,392
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 13 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 13 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on pages 16 in Note 11 and page 20 in Note 14 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 20 in Note 14 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on pages 20 and 21 in Note 14 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”

Environmental Information related to environmental matters is included on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2018, does not differ materially from that discussed under Item 7A of Chevron’s 2017 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2018.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2018, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to the first quarter of 2018 and any material developments with respect to matters previously reported in Chevron’s 2017 Annual Report on Form 10-K.
As initially disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, in April 2016, Chevron received a proposal from the South Coast Air Quality Management District (SCAQMD) seeking to collectively resolve certain NOVs issued in 2012 and 2013 to Chevron’s El Segundo Refinery. Subsequently, the SCAQMD provided notice to Chevron that it was also seeking to resolve certain NOVs issued to the refinery in 2014. In December 2017, Chevron and the SCAQMD entered into a settlement agreement to resolve allegations in some of the disputed NOVs for a civil penalty of $375,500. In January 2018, Chevron and the SCAQMD entered into a settlement agreement to resolve allegations associated with the remaining NOVs in dispute for a civil penalty of $5,137,250.
As initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016, on December 5, 2016, Chevron received a NOV from the California Air Resources Board (CARB) alleging that for compliance years 2011-2015, Chevron failed to deduct some exported volumes of fuel from the sales that must be reported under the state’s Low Carbon Fuel Standard (LCFS) program. Chevron and CARB have resolved the NOV with no payment of civil penalties.
As initially disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, on November 18, 2016, Chevron received an Administrative Order (AO) from the EPA alleging noncompliance with the water permit that governed conveyances of captured groundwater and spring water from the former Questa mine located in New Mexico to its associated tailing facility. Chevron and EPA have resolved this matter with no payment of civil penalties.

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
As initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, California’s Bay Area Air Quality Management District (BAAQMD) submitted a proposal to Chevron in October 2017 seeking to resolve certain NOVs related to violations that occurred at Chevron’s Richmond Refinery and Avon, California terminal in 2015. In April 2018, Chevron and BAAQMD entered into a settlement agreement to resolve these NOVs for $171,000.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 16 in Note 13 to the Consolidated Financial Statements.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended March 31, 2018, does not differ materially from that set forth under the heading “Risk Factors” on pages 19 through 22 of the company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 – Jan. 31, 2018	7,165	$127.58	—
Feb. 1 – Feb. 28, 2018	—		—
Mar. 1 – Mar. 31, 2018	—		—
Total	7,165	$127.58	—
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. From inception of the program through 2014, the company had purchased 180,886,291 shares under this program (some pursuant to Rule 10b5-1 plan and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015, 2016 or 2017 or through the first three months of 2018.

Item 5.	Other Information
Rule 10b5-1 Plan Elections
James W. Johnson, Executive Vice President, Upstream, entered into a pre-arranged stock trading plan in February 2018. Mr. Johnson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 38,000 shares of Chevron common stock between May 2018 and April 2019.
The trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

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

(10.1)+
Chevron Corporation ESIP Restoration Plan, Amended and Restated as of January 1, 2018, filed as Exhibit 10.1 to Chevron Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.

(10.2)+
Amendment to the Chevron Incentive Plan, Effective January 31, 2018, filed as Exhibit 10.6 to Chevron Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

(10.3)+
Form of Non-Qualified Stock Options Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation's Current Report on Form 8-K filed February 2, 2018, and incorporated herein by reference.

(10.4)+
Form of Performance Share Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation's Current Report on Form 8-K filed February 2, 2018, and incorporated herein by reference.

(10.5)+
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

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 3, 2018