Form 10-Q
period 2018-06-30
CHEVRON CORP
filed 2018-08-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2018
Common stock, $.75 par value	1,916,147,100

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2018, and 2017	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2018, and 2017	4
	Consolidated Balance Sheet at June 30, 2018, and December 31, 2017	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018, and 2017	6
	Notes to Consolidated Financial Statements	7-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signature		42

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company's suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the impact of the 2017 U.S. tax legislation on the company's future results; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company's ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 19 through 22 of the company’s 2017 Annual Report on Form 10-K. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues[1]	$40,491	$32,877	$76,459	$64,401
Income from equity affiliates	1,493	1,316	3,130	2,466
Other income	252	287	411	1,034
Total Revenues and Other Income	42,236	34,480	80,000	67,901
Costs and Other Deductions
Purchased crude oil and products	24,744	18,325	45,977	35,831
Operating expenses[2]	5,213	4,590	9,914	9,176
Selling, general and administrative expenses[2]	1,017	927	1,740	1,737
Exploration expenses	177	125	335	269
Depreciation, depletion and amortization	4,498	5,311	8,787	9,505
Taxes other than on income[1]	1,363	3,065	2,707	5,936
Interest and debt expense	217	48	376	99
Other components of net periodic benefit costs[2]	102	136	186	266
Total Costs and Other Deductions	37,331	32,527	70,022	62,819
Income Before Income Tax Expense	4,905	1,953	9,978	5,082
Income Tax Expense	1,483	487	2,897	917
Net Income	3,422	1,466	7,081	4,165
Less: Net income attributable to noncontrolling interests	13	16	34	33
Net Income Attributable to Chevron Corporation	$3,409	$1,450	$7,047	$4,132
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.79	$0.77	$3.71	$2.20
— Diluted	$1.78	$0.77	$3.68	$2.18
Dividends	$1.12	$1.08	$2.24	$2.16
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,900,375	1,881,019	1,898,194	1,880,200
— Diluted	1,918,949	1,893,014	1,916,099	1,894,197
____________________
[1] The three-month and six-month comparative periods ended June 30, 2017, include excise, value-added and similar taxes of $1,771 million and $3,448 million, respectively, collected on behalf of third parties. Beginning in 2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09. Refer to Note 17, "Revenue" beginning on page 24.

[2] 2017 adjusted to conform to ASU 2017-07. Refer to Note 5, "New Accounting Standards" beginning on page 10.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Net Income	$3,422	$1,466	$7,081	$4,165
Currency translation adjustment	(20)	10	(10)	24
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(6)	—	(7)	(5)
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	151	174	308	345
Actuarial gain (loss) arising during period	(1)	—	(2)	(14)
Prior service cost:
Amortization to net income of net prior service costs	(3)	(5)	(7)	(10)
Defined benefit plans sponsored by equity affiliates	5	4	13	10
Income tax expense on defined benefit plans	(35)	(61)	(74)	(111)
Total	117	112	238	220
Other Comprehensive Gain, Net of Tax	91	122	221	239
Comprehensive Income	3,513	1,588	7,302	4,404
Comprehensive income attributable to noncontrolling interests	(13)	(16)	(34)	(33)
Comprehensive Income Attributable to Chevron Corporation	$3,500	$1,572	$7,268	$4,371

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30 2018	At December 31 2017
	(Millions of dollars)
ASSETS
Cash and cash equivalents	$7,628	$4,813
Marketable securities	58	9
Accounts and notes receivable, net	16,672	15,353
Inventories
Crude oil and petroleum products	4,206	3,142
Chemicals	492	476
Materials, supplies and other	1,946	1,967
Total inventories	6,644	5,585
Prepaid expenses and other current assets	3,254	2,800
Total Current Assets	34,256	28,560
Long-term receivables, net	2,573	2,849
Investments and advances	34,242	32,497
Properties, plant and equipment, at cost	343,544	344,485
Less: Accumulated depreciation, depletion and amortization	169,302	166,773
Properties, plant and equipment, net	174,242	177,712
Deferred charges and other assets	6,859	7,017
Goodwill	4,518	4,531
Assets held for sale	1,239	640
Total Assets	$257,929	$253,806
LIABILITIES AND EQUITY
Short-term debt	$8,598	$5,192
Accounts payable	15,722	14,565
Accrued liabilities	4,822	5,267
Federal and other taxes on income	1,679	1,600
Other taxes payable	1,041	1,113
Total Current Liabilities	31,862	27,737
Long-term debt	29,779	33,477
Capital lease obligations	140	94
Deferred credits and other noncurrent obligations	20,566	21,106
Noncurrent deferred income taxes	15,151	14,652
Noncurrent employee benefit plans	7,051	7,421
Total Liabilities*	104,549	104,487
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at June 30, 2018, and December 31, 2017)	1,832	1,832
Capital in excess of par value	17,040	16,848
Retained earnings	176,899	174,106
Accumulated other comprehensive loss	(3,368)	(3,589)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (526,529,480 and 537,974,695 shares at June 30, 2018, and December 31, 2017, respectively)	(39,965)	(40,833)
Total Chevron Corporation Stockholders’ Equity	152,198	148,124
Noncontrolling interests	1,182	1,195
Total Equity	153,380	149,319
Total Liabilities and Equity	$257,929	$253,806
____________________
* Refer to Note 14, "Other Contingencies and Commitments" beginning on page 20.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Operating Activities
Net Income	$7,081	$4,165
Adjustments
Depreciation, depletion and amortization	8,787	9,505
Dry hole expense	106	19
Distributions less than income from equity affiliates [1]	(1,799)	(1,520)
Net before-tax gains on asset retirements and sales	(52)	(1,056)
Net foreign currency effects	25	243
Deferred income tax provision	510	(1,246)
Net decrease (increase) in operating working capital [2]	(2,287)	(1,254)
Decrease (increase) in long-term receivables	266	76
Net decrease (increase) in other deferred charges [2]	(28)	(50)
Cash contributions to employee pension plans	(531)	(214)
Other	(180)	80
Net Cash Provided by Operating Activities [1,2]	11,898	8,748
Investing Activities
Capital expenditures	(6,223)	(6,539)
Proceeds and deposits related to asset sales and returns of investment [1,2]	789	2,454
Net sales (purchases) of marketable securities	(49)	—
Net repayment (borrowing) of loans by equity affiliates	52	(16)
Net Cash Used for Investing Activities [1,2]	(5,431)	(4,101)
Financing Activities
Net borrowings (repayments) of short-term obligations	4,701	(6,305)
Proceeds from issuance of long-term debt	145	3,991
Repayments of long-term debt and other financing obligations	(5,213)	(998)
Cash dividends — common stock	(4,253)	(4,061)
Distributions to noncontrolling interests	(55)	(41)
Net sales of treasury shares	1,008	279
Net Cash Used for Financing Activities	(3,667)	(7,135)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash [2]	(45)	40
Net Change in Cash, Cash Equivalents and Restricted Cash [2]	2,755	(2,448)
Cash, Cash Equivalents and Restricted Cash at January 1 [2]	5,943	8,414
Cash, Cash Equivalents and Restricted Cash at June 30 [2]	$8,698	$5,966
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2018, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron Corporation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2017 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ending June 30, 2018, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Six Months Ended June 30, 2018
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at January 1	$(105)	$(5)	$(2)	$(3,477)	$(3,589)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(10)	(7)	—	6	(11)
Reclassifications (2)	—	—	—	232	232
Net Other Comprehensive Income (Loss)	(10)	(7)	—	238	221
Balance at June 30	$(115)	$(12)	$(2)	$(3,239)	$(3,368)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 11, Employee Benefits for reclassified components totaling $301 million that are included in employee benefit costs for the six months ending June 30, 2018. Related income taxes for the same period, totaling $69 million, are reflected in "Income Tax Expense" on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first six months of 2018 and 2017 is as follows:

	2018			2017
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$148,124	$1,195	$149,319	$145,556	$1,166	$146,722
Net income	7,047	34	7,081	4,132	33	4,165
Dividends	(4,254)	—	(4,254)	(4,062)	—	(4,062)
Distributions to noncontrolling interests	—	(55)	(55)	—	(41)	(41)
Treasury shares, net	868	—	868	265	—	265
Other changes, net*	413	8	421	312	27	339
Balance at June 30	$152,198	$1,182	$153,380	$146,203	$1,185	$147,388
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

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$(1,379)	$927
Decrease (increase) in inventories	(1,075)	(704)
Decrease (increase) in prepaid expenses and other current assets [1]	(433)	408
Increase (decrease) in accounts payable and accrued liabilities [1]	704	(2,141)
Increase (decrease) in income and other taxes payable	(104)	256
Net decrease (increase) in operating working capital [1]	$(2,287)	$(1,254)
____________________
[1] 2017 adjusted to conform to Accounting Standards Update 2016-18.
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$373	$64
Income taxes	2,335	1,023
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Marketable securities purchased	$(49)	$(3)
Marketable securities sold	—	3
Net sales (purchases) of marketable securities	$(49)	$—
The “Net repayment (borrowing) of loans by equity affiliates” consisted of the following gross amounts:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Borrowing of loans by equity affiliates	$—	$(102)
Repayment of loans by equity affiliates	52	86
Net repayment (borrowing) of loans by equity affiliates	$52	$(16)
The “Net borrowings (repayments) of short-term obligations" consisted of the following gross and net amounts:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Repayments of short-term obligations	$(2,212)	$(6,524)
Proceeds from issuances of short-term obligations	1,771	3,415
Net borrowings (repayments) of short-term obligations with three months or less maturity	5,142	(3,196)
Net borrowings (repayments) of short-term obligations	$4,701	$(6,305)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net sales of treasury shares” represents the value of shares sold for share-based compensation plans, net of purchases. Purchases totaled $1 million for the first six months in 2018 and $1 million for the first six months in 2017. No purchases were made under the company's share repurchase program in the first six months of 2018 or 2017.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Additions to properties, plant and equipment	$6,097	$6,521
Additions to investments	21	7
Current year dry hole expenditures	105	10
Payments for other liabilities and assets, net	—	1
Capital expenditures	6,223	6,539
Expensed exploration expenditures	229	250
Assets acquired through capital lease obligations	65	3
Capital and exploratory expenditures, excluding equity affiliates	6,517	6,792
Company’s share of expenditures by equity affiliates	2,704	2,138
Capital and exploratory expenditures, including equity affiliates	$9,221	$8,930
On January 1, 2018, Chevron adopted Accounting Standards Updates (ASU) 2016-15 and 2016-18, which require retrospective adjustment of prior periods in the Statement of Cash Flows.
In addition to other requirements, ASU 2016-15 specifies new standards for the classification of distributions from equity affiliates. In adopting these new standards, Chevron utilized the cumulative earnings approach to evaluate returns on and returns of investment from equity affiliates. For the first six months of 2017, a total of $84 million was reclassified from “Distributions less than income from equity affiliates” to “Proceeds and deposits related to asset sales and returns of investment.”
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
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2018	2017	2017	2016
	(Millions of dollars)		(Millions of dollars)
Cash and Cash Equivalents	$7,628	$4,762	$4,813	$6,988
Restricted cash included in "Prepaid expenses and other current assets"	339	400	405	488
Restricted cash included in "Deferred charges and other assets"	731	804	725	938
Total Cash, Cash Equivalents and Restricted Cash	$8,698	$5,966	$5,943	$8,414

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
Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost Effective January 1, 2018, Chevron adopted ASU 2017-07 on a retrospective basis. The standard requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. The effects of retrospective adoption on the Consolidated Statement of Income for the six-month period ended June 30, 2017 were to move $142 million from "Operating expenses" and $124 million from "Selling, general and administrative expenses" to "Other components of net periodic benefits cost."
Leases (Topic 842) In February 2016, the FASB issued ASU 2016-02 which becomes effective for the company January 1, 2019. The standard requires that lessees present right-of-use assets and lease liabilities on the balance sheet. The company plans to elect the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year. The company continues to focus its implementation efforts on accounting policy and disclosure updates and system implementation necessary to meet the standard's requirements. The company is continuing its review of contracts which may result in certain contracts, currently not classified as leases, being classified as operating leases under the new standard. The company does not expect the adoption of the ASU to have a material impact on finance leases, which are currently referred to as capital leases, and is quantifying the effect of the new operating lease right-of-use assets and associated lease liabilities on the company's consolidated balance sheet. The company does not expect the implementation of the standard to have a material effect on the consolidated income statement and cash flow statement.
Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income In February 2018, the FASB issued ASU 2018-02, which becomes effective for the company January 1, 2019.  The standard permits companies to reclassify the residual tax effects in accumulated other comprehensive income as a result of tax reform to retained earnings and also requires additional new disclosures.  The company is evaluating the effect of the standard on its consolidated financial statements.
Financial Instruments - Credit Losses (Topic 326) In June 2016, the FASB issued ASU 2016-13, which becomes effective for the company beginning January 1, 2020. The standard requires companies to use forward-looking

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information to calculate credit loss estimates. The company is evaluating the effect of the standard on its consolidated financial statements.
Note 6. Assets Held For Sale
At June 30, 2018, the company classified $1.24 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are primarily associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2017 and the first six months of 2018 were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2018 and 2017, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Segment Earnings	2018	2017	2018	2017
	(Millions of dollars)
Upstream
United States	$838	$(102)	$1,486	$(22)
International	2,457	955	5,161	2,392
Total Upstream	3,295	853	6,647	2,370
Downstream
United States	657	634	1,099	1,103
International	181	561	467	1,018
Total Downstream	838	1,195	1,566	2,121
Total Segment Earnings	4,133	2,048	8,213	4,491
All Other
Interest expense	(204)	(41)	(353)	(85)
Interest income	27	14	46	29
Other	(547)	(571)	(859)	(303)
Net Income Attributable to Chevron Corporation	$3,409	$1,450	$7,047	$4,132
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2018, and December 31, 2017, are as follows:

Segment Assets	At June 30 2018	At December 31 2017
	(Millions of dollars)
Upstream
United States	$42,266	$40,770
International	157,436	159,612
Goodwill	4,518	4,531
Total Upstream	204,220	204,913
Downstream
United States	24,659	23,202
International	18,217	17,434
Total Downstream	42,876	40,636
Total Segment Assets	247,096	245,549
All Other
United States	5,279	4,938
International	5,554	3,319
Total All Other	10,833	8,257
Total Assets — United States	72,204	68,910
Total Assets — International	181,207	180,365
Goodwill	4,518	4,531
Total Assets	$257,929	$253,806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2018 and 2017, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
Sales and Other Operating Revenues	2018	2017	2018	2017
	(Millions of dollars)
Upstream
United States	$5,044	$3,135	$9,621	$6,375
International	8,880	6,852	17,536	13,433
Subtotal	13,924	9,987	27,157	19,808
Intersegment Elimination — United States	(3,185)	(2,198)	(5,942)	(4,439)
Intersegment Elimination — International	(3,421)	(2,708)	(6,636)	(5,428)
Total Upstream	7,318	5,081	14,579	9,941
Downstream *
United States	15,690	13,322	28,732	25,754
International	18,068	14,701	34,003	29,214
Subtotal	33,758	28,023	62,735	54,968
Intersegment Elimination — United States	(441)	(3)	(444)	(6)
Intersegment Elimination — International	(202)	(272)	(530)	(602)
Total Downstream	33,115	27,748	61,761	54,360
All Other
United States	268	278	495	513
International	7	8	10	13
Subtotal	275	286	505	526
Intersegment Elimination — United States	(210)	(231)	(376)	(414)
Intersegment Elimination — International	(7)	(7)	(10)	(12)
Total All Other	58	48	119	100
Sales and Other Operating Revenues
United States	21,002	16,735	38,848	32,642
International	26,955	21,561	51,549	42,660
Subtotal	47,957	38,296	90,397	75,302
Intersegment Elimination — United States	(3,836)	(2,432)	(6,762)	(4,859)
Intersegment Elimination — International	(3,630)	(2,987)	(7,176)	(6,042)
Total Sales and Other Operating Revenues	$40,491	$32,877	$76,459	$64,401
_____________________________
* The three-month and six-month comparative periods ended June 30, 2017, include excise, value-added and similar taxes of $1,771 million and $3,448 million, respectively, collected on behalf of third parties. Beginning in 2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09. Refer to Note 17, "Revenue" beginning on page 24.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Sales and other operating revenues*	$60,298	$49,814
Costs and other deductions*	58,782	49,592
Net income attributable to CUSA	1,806	775
_____________________________
* 2017 includes excise, value-added and similar taxes collected on behalf of third parties of $2,130 million. Beginning in
  2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09.

	At June 30 2018	At December 31 2017
	(Millions of dollars)
Current assets	$15,281	$12,163
Other assets	55,533	54,994
Current liabilities	17,853	17,379
Other liabilities	13,013	12,541
Total CUSA net equity	$39,948	$37,237
Memo: Total debt	$3,050	$3,056
Note 9. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$8,891	$6,671
Costs and other deductions	3,915	3,375
Net income attributable to TCO	3,502	2,327
Note 10. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table below:

	Six Months Ended June 30
	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$5,578	$4,701
Costs and other deductions	4,653	3,787
Net income attributable to CPChem	1,235	1,093
Note 11. Employee Benefits
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
The company also sponsors other postretirement employee benefit (OPEB) plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. For the company’s main U.S. medical plan, the increase to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-Medicare company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Pension Benefits
United States
Service cost	$120	$122	$240	$244
Interest cost	93	92	185	183
Expected return on plan assets	(159)	(149)	(318)	(298)
Amortization of prior service credits	—	(1)	1	(2)
Amortization of actuarial losses	76	85	152	170
Settlement losses	66	78	132	156
Total United States	196	227	392	453
International
Service cost	33	39	73	76
Interest cost	60	57	106	110
Expected return on plan assets	(65)	(59)	(131)	(117)
Amortization of prior service costs	4	3	6	6
Amortization of actuarial losses	6	13	17	22
Settlement losses	—	—	—	—
Total International	38	53	71	97
Net Periodic Pension Benefit Costs	$234	$280	$463	$550
Other Benefits*
Service cost	$8	$8	$21	$16
Interest cost	27	25	48	48
Amortization of prior service costs	(7)	(7)	(14)	(14)
Amortization of actuarial losses	3	(2)	7	(3)
Net Periodic Other Benefit Costs	$31	$24	$62	$47
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2018, a total of $531 million was contributed to employee pension plans (including $448 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.05 billion ($800 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2018, the company contributed $85 million to its OPEB plans. The company anticipates contributing approximately $89 million during the remainder of 2018.
Note 12. Income Taxes
The 2018 increase in income tax expense between quarterly periods of $996 million, from $487 million in 2017 to $1.48 billion in 2018, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices and higher production. The company’s effective tax rate changed between periods from 25 percent in 2017 to 30 percent in 2018. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The 2018 increase in income tax expense for the six months of $1.98 billion, from $917 million in 2017 to $2.9 billion in 2018, is a result of the year-over-year increase in total income before income tax expense, which is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily due to effects of higher crude oil prices and higher production. The company’s effective tax rate changed between periods from 18 percent in 2017 to 29 percent in 2018. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
U.S. tax reform resulted in the remeasurement of U.S. deferred tax assets and liabilities in 2017. The final impact will be determined as the actual 2017 U.S. tax return is prepared and completed later in 2018, and this may result in a change to the provisional amounts that were recognized in 2017.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2018. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Australia — 2006 and Kazakhstan — 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On February 14, 2011, the provincial court in Lago Agrio rendered an adverse judgment in the case. The court rejected Chevron’s defenses to the extent the court addressed them in its opinion. The judgment assessed approximately $8.6 billion in damages and approximately $900 million as an award for the plaintiffs’ representatives. It also assessed an additional amount of approximately $8.6 billion in punitive damages unless the company issued a public apology within 15 days of the judgment, which Chevron did not do. On February 17, 2011, the plaintiffs appealed the judgment, seeking increased damages, and on March 11, 2011, Chevron appealed the judgment seeking to have the judgment nullified. On January 3, 2012, an appellate panel in the provincial court affirmed the February 14, 2011 decision and ordered that Chevron pay additional attorneys’ fees in the amount of “0.10% of the values that are derived from the decisional act of this judgment.” The plaintiffs filed a petition to clarify and amplify the appellate decision on January 6, 2012, and the court issued a ruling in response on January 13, 2012, purporting to clarify and amplify its January 3, 2012 ruling, which included clarification that the deadline for the company to issue a public apology to avoid the additional amount of approximately $8.6 billion in punitive damages was within 15 days of the clarification ruling, or February 3, 2012. Chevron did not issue an apology because doing so might be mischaracterized as an admission of liability and would be contrary to facts and evidence submitted at trial. On January 20, 2012, Chevron appealed (called a petition for cassation) the appellate panel’s decision to Ecuador’s National Court of Justice. As part of the appeal, Chevron requested the suspension of any requirement that Chevron post a bond to prevent enforcement under Ecuadorian law of the judgment during the cassation appeal. On February 17, 2012, the appellate panel of the provincial court admitted Chevron’s cassation appeal in a procedural step necessary for the National Court of Justice to hear the appeal. The provincial court appellate panel denied Chevron’s request for suspension of the requirement that Chevron post a bond and stated that it would not comply with the First and Second Interim Awards of the international arbitration tribunal discussed below. On March 29, 2012, the matter was transferred from the provincial court to the National Court of Justice, and on November 22, 2012, the National Court agreed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to hear Chevron's cassation appeal. On August 3, 2012, the provincial court in Lago Agrio approved a court-appointed liquidator’s report on damages that calculated the total judgment in the case to be $19.1 billion. On November 13, 2013, the National Court ratified the judgment but nullified the $8.6 billion punitive damage assessment, resulting in a judgment of $9.5 billion. On December 23, 2013, Chevron appealed the decision to the Ecuador Constitutional Court, Ecuador's highest court. The reporting justice of the Constitutional Court heard oral arguments on the appeal on July 16, 2015. On July 10, 2018, Ecuador's Constitutional Court released a decision rejecting Chevron's appeal, which sought to nullify the National Court of Justice's judgment against Chevron. No further appeals are available.
Lago Agrio Plaintiffs' Enforcement Actions Chevron has no assets in Ecuador and the Lago Agrio plaintiffs’ lawyers have stated in press releases and through other media that they will seek to enforce the Ecuadorian judgment in various countries and otherwise disrupt Chevron’s operations. On May 30, 2012, the Lago Agrio plaintiffs filed an action against Chevron Corporation, Chevron Canada Limited, and Chevron Canada Finance Limited in the Ontario Superior Court of Justice in Ontario, Canada, seeking to recognize and enforce the Ecuadorian judgment. On May 1, 2013, the Ontario Superior Court of Justice held that the Court has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action, but stayed the action due to the absence of evidence that Chevron Corporation has assets in Ontario. The Lago Agrio plaintiffs appealed that decision and, on December 17, 2013, the Court of Appeal for Ontario affirmed the lower court’s decision on jurisdiction and set aside the stay, allowing the recognition and enforcement action to be heard in the Ontario Superior Court of Justice. Chevron appealed the decision to the Supreme Court of Canada and, on September 4, 2015, the Supreme Court dismissed the appeal and affirmed that the Ontario Superior Court of Justice has jurisdiction over Chevron and Chevron Canada Limited for purposes of the action. The recognition and enforcement proceeding and related preliminary motions are proceeding in the Ontario Superior Court of Justice. On January 20, 2017, the Ontario Superior Court of Justice granted Chevron Canada Limited’s and Chevron Corporation’s motions for summary judgment, concluding that the two companies are separate legal entities with separate rights and obligations. As a result, the Superior Court dismissed the recognition and enforcement claim against Chevron Canada Limited.  Chevron Corporation still remains as a defendant in the action. On February 3, 2017, the Lago Agrio plaintiffs appealed the Superior Court's January 20, 2017 decision. On May 24, 2018, the Court of Appeal for Ontario upheld the Superior Court’s grant of Chevron Canada Limited’s and Chevron Corporation’s motions for summary judgment based on corporate separateness grounds and the dismissal of Chevron Canada Limited from the case. On June 22, 2018, the Lago Agrio plaintiffs filed leave to appeal the decision of the Court of Appeal for Ontario to the Supreme Court of Canada.
On June 27, 2012, the Lago Agrio plaintiffs filed a complaint against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil, seeking to recognize and enforce the Ecuadorian judgment. Chevron has answered the complaint. In accordance with Brazilian procedure, the matter was referred to the public prosecutor for a nonbinding opinion of the issues raised in the complaint. On May 13, 2015, the public prosecutor issued its nonbinding opinion and recommended that the Superior Court of Justice reject the plaintiffs’ recognition and enforcement request, finding, among other things, that the Lago Agrio judgment was procured through fraud and corruption and cannot be recognized in Brazil because it violates Brazilian and international public order. On November 29, 2017, the Superior Court of Justice issued a decision dismissing the Lago Agrio plaintiffs’ recognition and enforcement proceeding based on jurisdictional grounds. On June 15, 2018, this decision became a final judgment in Brazil. No further appeals are available.
On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upheld the Freeze Order, but on June 4, 2013, the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014 to which the Lago Agrio plaintiffs responded on December 29, 2015. On April 19, 2016, the public prosecutor in Argentina issued a non-binding opinion recommending to the National Court, First Instance, of Argentina that it reject the Lago Agrio plaintiffs' request to recognize the Ecuadorian judgment in Argentina. On February 24, 2017, the public prosecutor in Argentina issued a supplemental opinion reaffirming its previous recommendations. On November 1, 2017, the National Court, First Instance, of Argentina issued a decision dismissing the Lago Agrio plaintiffs' recognition and enforcement proceeding based on jurisdictional grounds. On November 2, 2017, the Lago Agrio plaintiffs appealed this decision to the Federal Civil Court of Appeals. On July 3, 2018, the Federal Civil Court of Appeals affirmed the National Court, First Instance’s, dismissal of the Lago Agrio plaintiffs’ recognition and enforcement action based on jurisdictional grounds.
Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud, and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability and to contest and defend any and all enforcement actions.
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
Note 14. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 12 on page 16 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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
Off-Balance-Sheet Obligations The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, drill ships, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2018, and December 31, 2017, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2018				At December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$58	$58	$—	$—	$9	$9	$—	$—
Derivatives	7	1	6	—	22	—	22	—
Total Assets at Fair Value	$65	$59	$6	$—	$31	$9	$22	$—
Derivatives	184	117	67	—	124	78	46	—
Total Liabilities at Fair Value	$184	$117	$67	$—	$124	$78	$46	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2018.
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
Assets carried at fair value at June 30, 2018, and December 31, 2017, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $7.6 billion and $4.8 billion at June 30, 2018, and December 31, 2017, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2018.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.1 billion at June 30, 2018, and December 31, 2017, respectively. At June 30, 2018, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, tax payments and refundable deposits related to pending asset sales, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $19.8 billion and $23.5 billion at June 30, 2018, and December 31, 2017, respectively. The fair value of long-term debt at June 30, 2018, and December 31, 2017 was $19.7 billion and $23.9 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $18.9 billion. The fair value of other long-term debt classified as Level 2 is $0.8 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2018, and December 31, 2017, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2018, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2018
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Six Months Ended

Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	88	—	88	—	134	297
Investments and advances	—	—	—	—	—	1
Total Assets at Fair Value	$88	$—	$88	$—	$134	$298
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2018.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2018.
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
Derivative instruments measured at fair value at June 30, 2018, and December 31, 2017, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At June 30 2018	At December 31 2017
Commodity	Accounts and notes receivable, net	$7	$22
Commodity	Long-term receivables, net	—	—
Total Assets at Fair Value		$7	$22
Commodity	Accounts payable	$171	$122
Commodity	Deferred credits and other noncurrent obligations	13	2
Total Liabilities at Fair Value		$184	$124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of Contract	Statement of Income Classification	2018	2017	2018	2017
Commodity	Sales and other operating revenues	$(165)	$116	$(177)	$278
Commodity	Purchased crude oil and products	(18)	6	(26)	10
Commodity	Other income	1	(1)	—	(3)
		$(182)	$121	$(203)	$285
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2018, and December 31, 2017.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2018
Derivative Assets	$2,700	$2,693	$7	$—	$7
Derivative Liabilities	$2,877	$2,693	$184	$—	$184

At December 31, 2017
Derivative Assets	$1,169	$1,147	$22	$—	$22
Derivative Liabilities	$1,271	$1,147	$124	$—	$124
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
The most significant change is the presentation of excise, value-added and similar taxes collected on behalf of third parties, which are no longer presented within “Sales and other operating revenue” on the Consolidated Statement of Income starting in 2018. These taxes, which totaled $3.9 billion in the six months ended June 30, 2018, are now netted in “Taxes other than on income” in the Consolidated Statement of Income. This change to presentation had no impact on earnings. In the six months ended June 30, 2017, these taxes totaled $3.4 billion.
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
The company applied the optional exemption to not report any unfulfilled performance obligations related to contracts that have terms of less than one year. The amount of future revenue for unfulfilled performance obligations under long-term contracts with fixed components was insignificant for the six months ended June 30, 2018.
Revenue from contracts with customers is presented in “Sales and other operating revenue” along with some activity that is accounted for outside the scope of ASC 606, which is not material to this line, on the Consolidated Statement of Income. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “purchased crude oil and products” on the Consolidated Statement of Income. Refer to Note 7 - Operating Segments and Geographical Data beginning on page 11 for additional information on the company’s segmentation of revenue.
Receivables related to revenue from contracts with customers are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $9.8 billion and $11.2 billion at January 1, 2018 and June 30, 2018, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606, Revenue from Contracts with Customers.
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

Second Quarter 2018 Compared with Second Quarter 2017
And Six Months 2018 Compared with Six Months 2017

Key Financial Results
Earnings by Business Segment

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Upstream
United States	$838	$(102)	$1,486	$(22)
International	2,457	955	5,161	2,392
Total Upstream	3,295	853	6,647	2,370
Downstream
United States	657	634	1,099	1,103
International	181	561	467	1,018
Total Downstream	838	1,195	1,566	2,121
Total Segment Earnings	4,133	2,048	8,213	4,491
All Other	(724)	(598)	(1,166)	(359)
Net Income Attributable to Chevron Corporation (1) (2)	$3,409	$1,450	$7,047	$4,132
__________________________________________
(1) Includes foreign currency effects	$265	$3	$394	$(238)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2018 was $3.41 billion ($1.78 per share — diluted), compared with earnings of $1.45 billion ($0.77 per share — diluted) in the corresponding 2017 period. Net income attributable to Chevron Corporation for the first six months of 2018 was $7.05 billion ($3.68 per share — diluted), compared with $4.13 billion ($2.18 per share — diluted) in the first six months of 2017.
Upstream earnings in second quarter 2018 were $3.30 billion compared with $853 million a year earlier. Earnings for the first six months of 2018 were $6.65 billion compared with $2.37 billion a year earlier. In both periods, the increase was due to higher crude oil realizations and higher natural gas sales volumes.
Downstream earnings in second quarter 2018 were $838 million compared with $1.20 billion in the corresponding 2017 period. The decrease was primarily due to lower margins on refined product sales. Earnings for the first six months of 2018 were $1.57 billion compared with $2.12 billion in the corresponding 2017 period. The decrease was due to lower margins on refined product sales, partially offset by lower tax expenses and higher equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC.
Refer to pages 30 through 32 for additional discussion of results by business segment and “All Other” activities for second quarter and first six months of 2018 versus the same periods in 2017.
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
Earnings of the company depend mostly on the profitability of its upstream business segment. The biggest factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company's downstream business, crude oil is the largest

_____________________
* Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984 and ChevronTexaco Corporation in 2001. In 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. As used in this report, the term “Chevron” and such terms as “the company,” “the corporation,” “our,” “we” , “us” and "its" may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole, but unless stated otherwise they do not include “affiliates” of Chevron — i.e., those companies generally owned 50 percent or less. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

cost component of refined products. It is the company's objective to deliver competitive results and shareholder value in any business environment. Periods of sustained lower prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses and capital and exploratory expenditures, along with other measures intended to improve financial performance.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 12 provides the company’s effective income tax rate for the second quarters of 2018 and 2017.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, tariffs or other taxes imposed on goods or services, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Cost pressures continue in the North America unconventional market, particularly the Permian Basin, with increases in commodity prices and higher levels of activity and investment.  International and offshore markets are beginning to see indications of increased cost pressure.
Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $54 per barrel for the full-year 2017. During the second quarter 2018, Brent averaged $74 per barrel and ended July at about $74. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent markets traded in a $65 to $80 per barrel range throughout most of the second quarter 2018 due to strong demand, strong compliance among OPEC producers on production cuts, the U.S. decision to re-impose Iran sanctions, and heightened geopolitical uncertainty impacting key oil producing economies.
The WTI price averaged $51 per barrel for the full-year 2017. During the second quarter 2018, WTI averaged $68 per barrel and ended July at about $69. WTI traded at a wider discount to Brent in the second quarter of 2018 relative to first quarter 2018 due to strong U.S. production growth, limited capability to handle incremental light crude in the U.S. refining system, and periodic infrastructure constraints.
A differential in crude oil prices exists between high-gravity, low-sulfur crudes and low-gravity, high-sulfur crudes. The amount of the differential in any period is associated with the relative supply/demand balances for each crude type. In second quarter 2018, differentials declined outside of North America due to lower exports from key heavy crude producers and low fuel oil inventories. In North America, strong U.S. light-sweet demand and infrastructure bottlenecks in the second quarter caused differentials to grow in many locations. Given significant infrastructure constraints in many North America production locations, differentials have been very sensitive to local bottlenecks or sudden changes in local supply.
Chevron has interests in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 36 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas in many regional markets are more closely aligned with supply-and-demand conditions in those markets. Fluctuations in the price of natural gas in the United States are closely associated with customer demand relative to the volumes produced and stored in North America. In the United States, prices at Henry Hub averaged $2.92 per thousand cubic feet (MCF) for the first six months of 2018, compared with $3.03 during the first six months of 2017. At the end of July 2018, the Henry Hub spot price was $2.82 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales prices averaged $5.75 per MCF during the first six months of 2018, compared with $4.37 per

MCF in the same period last year. (See page 36 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first six months of 2018 averaged 2.839 million barrels per day. About one-sixth of the company’s net oil-equivalent production in the first six months of 2018 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the second quarter of 2018 or 2017.
The company estimates that net oil-equivalent production for the full-year 2018 will grow 4 to 7 percent compared to 2017, assuming a Brent crude oil price of $60 per barrel and excluding the impact of anticipated 2018 asset sales. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut-in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production. The company has increased its investment emphasis on short-cycle projects.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. During 2015, net oil-equivalent production averaged 28,000 barrels per day. As of early August 2018, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of Partitioned Zone production have not been significant, and are not expected to be significant in 2018.
Refer to the “Results of Operations” section on pages 30 and 31 for additional discussion of the company’s upstream business.
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
Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining, marketing and petrochemical assets, the effectiveness of its crude oil and product supply functions, and the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refining, marketing and petrochemical assets, and changes in tax laws and regulations.
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States, Asia and southern Africa. Chevron operates or has significant ownership interests in refineries in each of these areas.
Refer to the “Results of Operations” section on pages 31 and 32 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:

•	Australia — Achieved start-up of Train 2 at the Wheatstone LNG Project.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 7, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
U.S. Upstream Earnings	$838	$(102)	$1,486	$(22)
U.S. upstream operations earned $838 million in second quarter 2018, compared with a loss of $102 million from a year earlier. The improvement reflected higher realizations of $670 million, lower impairment charges of $280 million and higher crude oil production of $100 million, partially offset by lower gains on asset sales of $180 million.
U.S. upstream earned $1.49 billion for the first six months of 2018, compared with a loss of $22 million from a year earlier. The improvement in earnings was primarily due to higher crude realizations of $1.18 billion, higher crude oil production of $280 million and lower impairment charges of $250 million. Partially offsetting the improvement were lower gains on asset sales of $180 million.
The company's average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2018 was $59, up from $41 a year ago. The average six-month realization per barrel for U.S. crude oil and natural gas liquids was $57 in 2018, compared to $43 a year earlier. The average natural gas realization in second quarter 2018 was $1.61 per thousand cubic feet, compared with $2.32 in 2017. The average six-month natural gas realization was $1.81 per thousand cubic feet in 2018 and $2.35 in 2017.
Net oil-equivalent production of 739,000 barrels per day in second quarter 2018 was up 38,000 barrels per day, or 5 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico were partially offset by the impact of asset sales of 54,000 barrels per day. Net oil-equivalent production of 736,000 barrels per day in the first six months of 2018 was up 50,000 barrels per day, or 7 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, were partially offset by the effect of asset sales of 47,000 barrels per day.
The net liquids component of oil-equivalent production of 575,000 barrels per day in second quarter 2018 was up 8 percent from the corresponding 2017 period. The net liquids component of oil-equivalent production of 571,000 barrels per day in the 2018 six-month period was up 10 percent from the 2017 period. Net natural gas production was 980 million cubic feet per day in second quarter 2018, a decrease of 5 percent from the 2017 comparative period, primarily as a result of asset sales. Net natural gas production was 986 million cubic feet per day in the first six-month of 2018, a decrease of 3 percent from the 2017 period, primarily as a result of asset sales.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
International Upstream Earnings*	$2,457	$955	$5,161	$2,392
___________________
* Includes foreign currency effects	$217	$(4)	$337	$(278)
International upstream operations earned $2.46 billion in second quarter 2018, compared with $955 million a year ago. The increase in earnings was mainly due to higher crude oil and natural gas realizations of $1.28 billion and $230 million, respectively, and higher natural gas sales volumes of $290 million, partially offset by higher operating expenses of $260 million, lower crude oil sales volumes of $160 million, and higher tax expenses of $90 million. Foreign currency effects had a favorable impact on earnings of $221 million between periods.

Earnings for the first six months of 2018 were $5.16 billion, compared with $2.39 billion from a year earlier. The increase in earnings was primarily due to higher crude oil and natural gas realizations of $2.05 billion and $480 million, respectively, higher natural gas sales volumes of $670 million, partially offset by lower gains on asset sales of $580 million, higher operating expenses of $230 million and lower crude oil sales volumes of $220 million. Foreign currency effects had a favorable impact on earnings of $615 million between periods.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2018 was $68, compared with $45 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2018 was $64, compared with $47 a year earlier. The average natural gas realization in second quarter 2018 was $5.64 per thousand cubic feet, compared with $4.39 in the 2017 period. The average natural gas realization in the first six months of 2018 was $5.75 per thousand cubic feet, compared with $4.37 in the 2017 period.
International net oil-equivalent production of 2.09 million barrels per day in second quarter 2018 was up 8,000 barrels per day from the corresponding 2017 period. Production increases from major capital projects, primarily Wheatstone and Gorgon in Australia, were partially offset by production entitlement effects, normal field declines and the impact of asset sales of 24,000 barrels per day.
International net oil-equivalent production of 2.10 million barrels per day in the first six months of 2018 was up 61,000 barrels per day, or 3 percent, from a year earlier. Production increases from major capital projects, primarily Wheatstone and Gorgon in Australia, were partially offset by normal field declines, production entitlement effects and the impact of asset sales of 23,000 barrels per day.
The net liquids component of oil-equivalent production of 1.15 million barrels per day in second quarter 2018 decreased 6 percent from the 2017 period. The net liquids component of oil-equivalent production of 1.17 million barrels per day in the first six months of 2018 decreased 4 percent from the corresponding 2017 period. Net natural gas production of 5.64 billion cubic feet per day in second quarter 2018 increased 10 percent from the 2017 period. Net natural gas production of 5.62 billion cubic feet per day in the first six months of 2018 increased 13 percent from the 2017 period.
Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
U.S. Downstream Earnings	$657	$634	$1,099	$1,103
U.S. downstream operations earned $657 million in second quarter 2018, compared with earnings of $634 million a year earlier. The increase was primarily due to higher margins on refined product sales of $70 million, lower tax expenses of $70 million, and higher equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $50 million. These increases were partially offset by higher operating expenses of $170 million, primarily due to planned turnaround activity at the Pascagoula, Mississippi refinery.
Earnings for the first six months of 2018 were $1.1 billion, unchanged from a year earlier. Higher operating expenses of $250 million, primarily due to planned refinery turnaround activity, were offset by lower tax expenses of $130 million, and higher equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $120 million.
Refinery crude oil input in second quarter 2018 decreased 8 percent from the year-ago period to 856,000 barrels per day, primarily due to planned turnaround activity. For the first six months of 2018, crude oil input was 892,000 barrels per day, down 3 percent from the corresponding 2017 period. Refined product sales of 1.24 million barrels per day were unchanged from second quarter 2017. Branded gasoline sales of 525,000 barrels per day decreased 3 percent from second quarter 2017. Refined product sales of 1.21 million barrels per day in the six-month period were up 2 percent from the first six months of 2017. Branded gasoline sales of 513,000 barrels per day for the first six months decreased 3 percent from the corresponding 2017 period.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
International Downstream Earnings*	$181	$561	$467	$1,018
___________________
* Includes foreign currency effects	$44	$3	$55	$(43)
International downstream operations earned $181 million in second quarter 2018, compared with $561 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $440 million, in part due to negative inventory effects, partially offset by lower operating expenses of $80 million. The sale of the company's Canadian refining and marketing business in third quarter 2017 contributed to the lower margins and operating expenses. Foreign currency effects had a favorable impact on earnings of $41 million between periods.
Earnings for the first six months of 2018 were $467 million, compared with $1.02 billion a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $720 million, in part due to negative inventory effects, and lower gains on asset sales of $60 million, partially offset by lower operating expenses of $190 million. The sale of the company's Canadian refining and marketing business in third quarter 2017 contributed to the lower margins and operating expenses. Foreign currency effects had a favorable impact on earnings of $98 million between periods.
Refinery crude oil input of 739,000 barrels per day in second quarter 2018 increased 13,000 barrels per day from the year-ago period mainly due to the absence of the 2017 crude unit maintenance at the Star Petroleum Refining Company in Thailand and GS Caltex in South Korea, partially offset by the sale of the company’s Canadian refining asset in third quarter 2017. For the first six months of 2018, crude input was 726,000 barrels per day, down 2 percent from the year-ago period.
Total refined product sales of 1.48 million barrels per day in second quarter 2018 were up 2 percent from the year-ago period, primarily due to higher fuel oil and jet fuel sales, partially offset by lower gasoline and diesel sales. Total refined product sales for the first six months of 2018 of 1.46 million barrels per day were essentially unchanged from the year-ago period.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Net Charges*	$(724)	$(598)	$(1,166)	$(359)
___________________
* Includes foreign currency effects	$4	$4	$2	$83
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2018 were $724 million, compared with $598 million a year earlier. The change between periods was mainly due to higher interest expense. Foreign currency effects were unchanged between periods.
Net charges for the first six months of 2018 were $1.17 billion, compared with $359 million a year earlier. The change between periods was mainly due to the absence of first quarter 2017 favorable corporate tax items and higher interest expense. Foreign currency effects increased net charges by $81 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$40,491	$32,877	$76,459	$64,401
Sales and other operating revenues increased $7.61 billion for the quarterly period mainly due to higher refined product and crude oil prices, partially offset by lower crude oil sales volumes. Sales and other operating revenues increased $12.06 billion for the six-month period mainly due to higher refined product and crude oil prices, and higher natural gas prices.
Beginning in 2018, excise, value-added and similar taxes collected on behalf of third parties were no longer included in "Sales and other operating revenues", but are netted in "Taxes other than on income" in accordance with ASU 2014-09. Second quarter 2017 includes $1.77 billion and the first six months of 2017 include $3.45 billion in taxes collected on behalf of third parties.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Income from equity affiliates	$1,493	$1,316	$3,130	$2,466
Income from equity affiliates in the quarterly period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan, partially offset by lower downstream-related earnings from GS Caltex in South Korea. Income from equity affiliates in the six-month period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan, Petroboscan and Petropiar in Venezuela, and higher downstream-related earnings from CPChem, partially offset by lower downstream-related earnings from GS Caltex in South Korea.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Other income	$252	$287	$411	$1,034
Other income for the quarterly and six-month periods decreased due to lower gains on asset sales, partially offset by a favorable swing in foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Purchased crude oil and products	$24,744	$18,325	$45,977	$35,831
Purchases increased $6.42 billion for the quarterly period and $10.15 billion for the six-month period primarily due to higher crude oil and refined product prices, partially offset by lower crude oil purchase volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,230	$5,517	$11,654	$10,913
Operating, selling, general and administrative expenses increased $713 million between quarterly periods primarily due to higher employee expenses, a receivable write-down, and higher services and fees, partially offset by lower non-operated joint venture expenses.

Expenses increased $741 million between six-month periods primarily due to higher services and fees and a receivable write-down.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Exploration expenses	$177	$125	$335	$269
The increase in exploration expenses for the quarterly period was mainly due to higher charges for well write-offs. The increase in the six-month period was primarily due to higher charges for well write-offs, partially offset by lower geological and geophysical expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Depreciation, depletion and amortization	$4,498	$5,311	$8,787	$9,505
Depreciation, depletion and amortization expenses in second quarter 2018 decreased mainly due to lower impairment expenses and lower depreciation rates for certain oil and gas producing fields, partially offset by higher production levels for certain oil and gas producing fields. The six-month period decreased mainly due to lower depreciation rates for certain oil and gas producing fields and lower impairment expenses, partially offset by higher production levels for certain oil and gas producing fields.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Taxes other than on income	$1,363	$3,065	$2,707	$5,936
Beginning in 2018, excise, value-added and similar taxes collected on behalf of third parties were netted in "Taxes other than on income" and were no longer included in "Sales and other operating revenues," in accordance with ASU 2014-09. Second quarter 2017 includes $1.77 billion and the first six months of 2017 include $3.45 billion in taxes collected on behalf of third parties. Partially offsetting the decrease in the quarterly and six-month periods were higher duties and higher other taxes reflecting increased refined product sales and production.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Interest and debt expense	$217	$48	$376	$99
Interest and debt expenses for the second quarter and the six-month periods increased mainly due to a decrease in the amount of interest capitalized.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Other components of net periodic benefit costs	$102	$136	$186	$266
Other components of net periodic benefit costs for the second quarter and the six-month period decreased mainly due to an increase in plan asset values and decrease in amortization of actuarial and settlement losses. This line was added to the Consolidated Statement of Income in accordance with the adoption of ASU 2017-07.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
Income tax expense	$1,483	$487	$2,897	$917
The increase in income tax expense between quarterly periods of $996 million is consistent with the increase in total income before tax for the company of $2.95 billion.
U.S. income before tax increased from a loss of $92 million in second quarter 2017 to income of $1.04 billion in 2018. This increase in income was primarily driven by the effect of higher crude oil prices and higher production. The increase in income had a direct impact on the company’s U.S. income tax cost which was partially offset by the lower U.S. statutory tax rate. This resulted in an increase in tax expense of $108 million between year-over-year periods, from a tax charge of $144 million in 2017 to a tax charge of $252 million in 2018.
International income before tax increased from $2.04 billion in second quarter 2017 to $3.86 billion in 2018. This $1.82 billion increase was primarily driven by the effect of higher crude oil prices. The increase in income primarily drove the $888 million increase in international income tax expense between year-over-year periods, from $343 million in 2017 to $1.23 billion in 2018.
The increase in income tax expense for the first six months of 2018 of $1.98 billion is consistent with the increase in total income before tax for the company of $4.9 billion.
U.S. income before tax for the first six months increased from income of $145 million in 2017 to income of $1.9 billion in 2018. This increase in income was primarily driven by the effect of higher crude oil prices and higher production. The increase in income had a direct impact on the company’s U.S. income tax cost which was partially offset by the lower U.S. statutory tax rate. This resulted in an increase in tax expense of $718 million between year-over-year periods, from a benefit of $244 million in 2017 to a tax charge of $474 million in 2018.
International income before tax for the first six months increased from $4.94 billion in 2017 to $8.08 billion in 2018. This $3.14 billion increase was primarily driven by the effect of higher crude oil prices and higher production. The increase in income primarily drove the $1.26 billion increase in international income tax expense between year-over-year periods, from $1.16 billion in 2017 to $2.42 billion in 2018.
Refer also to the discussion of the effective income tax rate in Note 12 on pages 15 and 16.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1)(2)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	575	530	571	517
Net natural gas production (MMCFPD)(3)	980	1,027	986	1,017
Net oil-equivalent production (MBOEPD)	739	701	736	686
Sales of natural gas (MMCFPD)	3,289	3,265	3,349	3,204
Sales of natural gas liquids (MBPD)	117	36	109	33
Revenue from net production
Liquids ($/Bbl)	$58.79	$41.42	$57.47	$43.07
Natural gas ($/MCF)	$1.61	$2.32	$1.81	$2.35
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,148	1,221	1,167	1,213
Net natural gas production (MMCFPD)(3)	5,636	5,144	5,618	4,973
Net oil-equivalent production (MBOEPD)(4)	2,087	2,079	2,103	2,042
Sales of natural gas (MMCFPD)	4,979	5,142	5,225	5,038
Sales of natural gas liquids (MBPD)	35	36	35	30
Revenue from liftings
Liquids ($/Bbl)	$67.61	$44.94	$64.36	$46.71
Natural gas ($/MCF)	$5.64	$4.39	$5.75	$4.37
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,826	2,780	2,839	2,728
U.S. Downstream
Gasoline sales (MBPD)(5)	642	653	622	618
Other refined product sales (MBPD)	601	584	592	577
Total refined product sales (MBPD)	1,243	1,237	1,214	1,195
Sales of natural gas liquids (MBPD)	73	118	64	112
Refinery input (MBPD)	856	928	892	920
International Downstream
Gasoline sales (MBPD)(5)	297	334	314	332
Other refined product sales (MBPD)	800	768	772	761
Share of affiliate sales (MBPD)	378	349	370	355
Total refined product sales (MBPD)	1,475	1,451	1,456	1,448
Sales of natural gas liquids (MBPD)	62	68	61	66
Refinery input (MBPD)(6)	739	726	726	740
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	32	40	34	39
International	568	511	570	511
(4) Includes net production of synthetic oil:
Canada	50	50	52	50
Venezuela affiliate	24	29	24	29
(5) Includes branded and unbranded gasoline.
(6) In third quarter 2017, the company sold the Burnaby Refinery in British Columbia, Canada, which included operable capacity of 55,000 barrels per day.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $7.7 billion at June 30, 2018 and $4.8 billion at year-end 2017. Cash provided by operating activities in the first six months of 2018 was $11.9 billion, compared with $8.7 billion in the year-ago period, reflecting higher prices and production, partially offset by higher working capital requirements in the current period. Cash capital and exploratory expenditures totaled $6.5 billion in the first six months of 2018, down $0.3 billion from the year-ago period, reflecting lower activity. Proceeds and deposits related to asset sales and returns of investment totaled $0.8 billion in the first six months of 2018, compared to $2.5 billion in the year ago period.
Dividends The company paid dividends of $4.3 billion to common shareholders during the first six months of 2018. In July 2018, the company declared a quarterly dividend of $1.12 per common share, payable in September 2018.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $38.5 billion at June 30, 2018, down from $38.8 billion at December 31, 2017.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at June 30, 2018 was $10.0 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $18.6 billion at June 30, 2018, and $15.2 billion at December 31, 2017. Of these amounts, $10.0 billion was reclassified to long-term at both June 30, 2018, and December 31, 2017. At June 30, 2018, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2018, the company had $10.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $9,575 million and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $425 million five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2018. In addition, the company has an automatic shelf registration statement that expires in May 2021 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. No shares were acquired under the program in 2015 to 2017 or through the first six months of 2018. From the inception of the program through 2014, the company had purchased 180.9 million shares for $20.0 billion. In July 2018, the company announced plans to initiate share repurchases, expected to be $3 billion per year based on the current outlook.
Noncontrolling Interests The company had noncontrolling interests of $1.2 billion at both June 30, 2018, and December 31, 2017. There were distributions of $55 million to noncontrolling interests during the first six months of 2018 compared to $41 million for the same period in 2017.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.1 at June 30, 2018, and 1.0 at December 31, 2017, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2018, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. This ratio was 20.2 percent at June 30, 2018, and 20.7 percent at year-end 2017.
Pension Obligations Information related to pension plan contributions is included on page 15 in Note 11 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $9.2 billion in the first six months of 2018, compared with $8.9 billion in the corresponding 2017 period. The amounts included the company’s share of affiliates’ expenditures of $2.7 billion and $2.1 billion in the 2018 and 2017 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2018 were $8.1 billion, representing 88 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Millions of dollars)
United States
Upstream	$1,687	$1,154	$3,263	$2,205
Downstream	379	361	778	682
All Other	48	35	84	69
Total United States	2,114	1,550	4,125	2,956
International
Upstream	2,572	2,870	4,885	5,786
Downstream	128	118	209	187
All Other	2	—	2	1
Total International	2,702	2,988	5,096	5,974
Worldwide	$4,816	$4,538	$9,221	$8,930
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 13 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 13 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included beginning on page 15 in Note 12 and page 20 in Note 14 to the Consolidated Financial Statements under the heading “Income Taxes.”
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
Information about market risks for the six months ended June 30, 2018, does not differ materially from that discussed under Item 7A of Chevron’s 2017 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2018.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2018, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to the second quarter of 2018 and any material developments with respect to matters previously reported in Chevron’s 2017 Annual Report on Form 10-K.
Chevron facilities within the jurisdiction of California’s Bay Area Air Quality Management District (BAAQMD) currently have multiple outstanding Notices of Violation (NOVs) issued by BAAQMD. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.  On June 26, 2018, Chevron received a proposal from BAAQMD seeking to resolve certain NOVs related to alleged violations that occurred at Chevron’s Richmond Refinery between 2015 and 2017. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
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
Information about risk factors for the three months ended June 30, 2018, does not differ materially from that set forth under the heading “Risk Factors” on pages 19 through 22 of the company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 – April 30, 2018	533	$112.24	—
May 1 – May 31, 2018	—		—
June 1 – June 30, 2018	—		—
Total	533	$112.24	—
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

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. From inception of the program through 2014, the company had purchased 180,886,291 shares under this program (some pursuant to Rule 10b5-1 plan and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015, 2016 or 2017 or through the first six months of 2018.

Item 5.	Other Information
Rule 10b5-1 Plan Elections
Mark A. Nelson, Vice President, Midstream, Strategy and Policy, entered into a pre-arranged stock trading plan in May 2018. Mr. Nelson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 29,500 shares of Chevron common stock between August 2018 and August 2019.
R. Hewitt Pate, Vice President and General Counsel, entered into a pre-arranged stock trading plan in May 2018. Mr. Pate’s plan provides for the potential exercise of vested stock options and the associated sale of up to 173,000 shares of Chevron common stock between August 2018 and November 2019.
Patricia E. Yarrington, Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan in May 2018. Ms. Yarrington’s plan provides for the potential exercise of vested stock options and the associated sale of up to 288,000 shares of Chevron common stock between September 2018 and August 2019.
These trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

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

(10.1)+*	Contract, effective as of June 29, 2018, by and between Chevron Corporation and John S. Watson.
(12.1)*	Computation of Ratio of Earnings to Fixed Charges
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
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

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 2, 2018