Form 10-Q
period 2018-09-30
CHEVRON CORP
filed 2018-11-08
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2018
Common stock, $.75 par value	1,910,774,369

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2018, and 2017	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2018, and 2017	4
	Consolidated Balance Sheet at September 30, 2018, and December 31, 2017	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2018, and 2017	6
	Notes to Consolidated Financial Statements	7-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41
Signature		42

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on schedule,” “on track,” “is slated,” “goals,” “objectives,” “strategies,” “opportunities” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues[1]	$42,105	$33,892	$118,564	$98,293
Income from equity affiliates	1,555	1,036	4,685	3,502
Other income	327	1,277	738	2,311
Total Revenues and Other Income	43,987	36,205	123,987	104,106
Costs and Other Deductions
Purchased crude oil and products	24,681	18,776	70,658	54,607
Operating expenses[2]	4,985	4,849	14,899	14,021
Selling, general and administrative expenses[2]	1,018	1,107	2,758	2,848
Exploration expenses	625	239	960	508
Depreciation, depletion and amortization	5,380	5,109	14,167	14,614
Taxes other than on income[1]	1,259	3,213	3,966	9,149
Interest and debt expense	182	35	558	134
Other components of net periodic benefit costs[2]	158	219	344	485
Total Costs and Other Deductions	38,288	33,547	108,310	96,366
Income Before Income Tax Expense	5,699	2,658	15,677	7,740
Income Tax Expense	1,643	672	4,540	1,589
Net Income	4,056	1,986	11,137	6,151
Less: Net income attributable to noncontrolling interests	9	34	43	67
Net Income Attributable to Chevron Corporation	$4,047	$1,952	$11,094	$6,084
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.13	$1.03	$5.84	$3.23
— Diluted	$2.11	$1.03	$5.79	$3.21
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,900,717	1,882,650	1,899,044	1,881,026
— Diluted	1,917,474	1,895,879	1,916,562	1,894,764
_________________________
[1]   The three-month and nine-month comparative periods ended September 30, 2017, include excise, value-added and similar taxes of $1,867 million and $5,315 million, respectively, collected on behalf of third parties. Beginning in 2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09. Refer to Note 17, "Revenue" beginning on page 24.

[2] 2017 adjusted to conform to ASU 2017-07. Refer to Note 5, "New Accounting Standards" beginning on page 10.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Net Income	$4,056	$1,986	$11,137	$6,151
Currency translation adjustment	(2)	13	(12)	37
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	1	(2)	(6)	(7)
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	214	264	522	609
Actuarial gain (loss) arising during period	(92)	3	(94)	(11)
Prior service cost:
Amortization to net income of net prior service costs (credits)	(2)	(5)	(9)	(15)
Defined benefit plans sponsored by equity affiliates	5	5	18	15
Income tax expense on defined benefit plans	(21)	(96)	(95)	(207)
Total	104	171	342	391
Other Comprehensive Gain, Net of Tax	103	182	324	421
Comprehensive Income	4,159	2,168	11,461	6,572
Comprehensive income attributable to noncontrolling interests	(9)	(34)	(43)	(67)
Comprehensive Income Attributable to Chevron Corporation	$4,150	$2,134	$11,418	$6,505

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30 2018	At December 31 2017
	(Millions of dollars)
ASSETS
Cash and cash equivalents	$9,686	$4,813
Marketable securities	60	9
Accounts and notes receivable, net	16,788	15,353
Inventories
Crude oil and petroleum products	3,618	3,142
Chemicals	495	476
Materials, supplies and other	1,916	1,967
Total inventories	6,029	5,585
Prepaid expenses and other current assets	3,020	2,800
Total Current Assets	35,583	28,560
Long-term receivables, net	2,460	2,849
Investments and advances	34,672	32,497
Properties, plant and equipment, at cost	344,949	344,485
Less: Accumulated depreciation, depletion and amortization	173,304	166,773
Properties, plant and equipment, net	171,645	177,712
Deferred charges and other assets	6,745	7,017
Goodwill	4,518	4,531
Assets held for sale	983	640
Total Assets	$256,606	$253,806
LIABILITIES AND EQUITY
Short-term debt	$6,121	$5,192
Accounts payable	15,335	14,565
Accrued liabilities	5,029	5,267
Federal and other taxes on income	1,797	1,600
Other taxes payable	901	1,113
Total Current Liabilities	29,183	27,737
Long-term debt	29,854	33,477
Capital lease obligations	135	94
Deferred credits and other noncurrent obligations	20,414	21,106
Noncurrent deferred income taxes	15,624	14,652
Noncurrent employee benefit plans	6,723	7,421
Total Liabilities*	101,933	104,487
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at September 30, 2018, and December 31, 2017)	1,832	1,832
Capital in excess of par value	17,080	16,848
Retained earnings	178,816	174,106
Accumulated other comprehensive loss	(3,265)	(3,589)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (531,902,211 and 537,974,695 shares at September 30, 2018, and December 31, 2017, respectively)	(40,648)	(40,833)
Total Chevron Corporation Stockholders’ Equity	153,575	148,124
Noncontrolling interests	1,098	1,195
Total Equity	154,673	149,319
Total Liabilities and Equity	$256,606	$253,806
___________________________
* Refer to Note 14, "Other Contingencies and Commitments" beginning on page 20.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Operating Activities
Net Income	$11,137	$6,151
Adjustments
Depreciation, depletion and amortization	14,167	14,614
Dry hole expense	596	140
Distributions less than income from equity affiliates [1]	(2,526)	(2,284)
Net before-tax gains on asset retirements and sales	(560)	(2,139)
Net foreign currency effects	330	145
Deferred income tax provision	806	(464)
Net decrease (increase) in operating working capital [2]	(1,882)	(548)
Decrease (increase) in long-term receivables	363	(537)
Net decrease (increase) in other deferred charges [2]	(60)	(82)
Cash contributions to employee pension plans	(941)	(825)
Other	37	74
Net Cash Provided by Operating Activities [1,2]	21,467	14,245
Investing Activities
Capital expenditures	(9,801)	(9,763)
Proceeds and deposits related to asset sales and returns of investment [1,2]	2,116	4,765
Net sales (purchases) of marketable securities	(51)	—
Net repayment (borrowing) of loans by equity affiliates	78	(36)
Net Cash Used for Investing Activities [1,2]	(7,658)	(5,034)
Financing Activities
Net borrowings (repayments) of short-term obligations	2,199	(7,185)
Proceeds from issuance of long-term debt	217	3,991
Repayments of long-term debt and other financing obligations	(5,227)	(1,028)
Cash dividends — common stock	(6,382)	(6,093)
Distributions to noncontrolling interests	(87)	(66)
Net sales of treasury shares	337	649
Net Cash Used for Financing Activities	(8,943)	(9,732)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash [2]	(68)	62
Net Change in Cash, Cash Equivalents and Restricted Cash [2]	4,798	(459)
Cash, Cash Equivalents and Restricted Cash at January 1 [2]	5,943	8,414
Cash, Cash Equivalents and Restricted Cash at September 30 [2]	$10,741	$7,955
_________________________
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2018, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2017 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2018, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Nine Months Ended September 30, 2018
	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at January 1	$(105)	$(5)	$(2)	$(3,477)	$(3,589)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(12)	(6)	—	(53)	(71)
Reclassifications (2)	—	—	—	395	395
Net Other Comprehensive Income (Loss)	(12)	(6)	—	342	324
Balance at September 30	$(117)	$(11)	$(2)	$(3,135)	$(3,265)
________________________________
(1) All amounts are net of tax.
(2) Refer to Note 11, Employee Benefits for reclassified components totaling $513 million that are included in employee benefit costs for the nine months ended September 30, 2018. Related income taxes for the same period, totaling $118 million, are reflected in "Income Tax Expense" on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 3. Noncontrolling Interests
Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income.
Activity for the equity attributable to noncontrolling interests for the first nine months of 2018 and 2017 is as follows:

	2018			2017
	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity	Chevron Corporation Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Millions of dollars)
Balance at January 1	$148,124	$1,195	$149,319	$145,556	$1,166	$146,722
Net income	11,094	43	11,137	6,084	67	6,151
Dividends	(6,384)	—	(6,384)	(6,095)	—	(6,095)
Distributions to noncontrolling interests	—	(87)	(87)	—	(66)	(66)
Treasury shares, net	185	—	185	597	—	597
Other changes, net*	556	(53)	503	571	31	602
Balance at September 30	$153,575	$1,098	$154,673	$146,713	$1,198	$147,911
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

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Decrease (increase) in accounts and notes receivable	$(1,741)	$265
Decrease (increase) in inventories	(749)	(436)
Decrease (increase) in prepaid expenses and other current assets [1]	(310)	235
Increase (decrease) in accounts payable and accrued liabilities [1]	887	(621)
Increase (decrease) in income and other taxes payable	31	9
Net decrease (increase) in operating working capital [1]	$(1,882)	$(548)
_____________________
[1] 2017 amount adjusted to conform to Accounting Standards Update 2016-18.
“Net Cash Provided by Operating Activities” included the following cash payments for interest on debt and for income taxes:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Interest on debt (net of capitalized interest)	$502	$30
Income taxes	3,526	2,203
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
The “Net sales (purchases) of marketable securities” consisted of the following gross amounts:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Marketable securities purchased	$(51)	$(3)
Marketable securities sold	—	3
Net sales (purchases) of marketable securities	$(51)	$—
The “Net repayment (borrowing) of loans by equity affiliates” consisted of the following gross amounts:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Borrowing of loans by equity affiliates	$—	$(142)
Repayment of loans by equity affiliates	78	106
Net repayment (borrowing) of loans by equity affiliates	$78	$(36)
The “Net borrowings (repayments) of short-term obligations" consisted of the following gross and net amounts:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Repayments of short-term obligations	$(3,379)	$(8,403)
Proceeds from issuances of short-term obligations	2,452	3,415
Net borrowings (repayments) of short-term obligations with three months or less maturity	3,126	(2,197)
Net borrowings (repayments) of short-term obligations	$2,199	$(7,185)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Net sales of treasury shares” represents the value of shares sold for share-based compensation plans, net of purchases. Purchases totaled $751 million for the first nine months in 2018 and $1 million for the first nine months in 2017. During the first nine months in 2018, the company purchased 6.3 million shares under its share repurchase program for $750 million. No purchases were made under the company's share repurchase program in the first nine months of 2017.
The company paid dividends of $1.12 per share of common stock in third quarter 2018 and $3.36 per share in the first nine months of 2018. This compares to dividends of $1.08 and $3.24 per share paid in the corresponding year-ago periods.
The major components of “Capital expenditures” and the reconciliation of this amount to the capital and exploratory expenditures, including equity affiliates, are as follows:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Additions to properties, plant and equipment	$9,489	$9,615
Additions to investments	36	16
Current year dry hole expenditures	276	131
Payments for other liabilities and assets, net	—	1
Capital expenditures	9,801	9,763
Expensed exploration expenditures	364	368
Assets acquired through capital lease obligations	65	3
Capital and exploratory expenditures, excluding equity affiliates	10,230	10,134
Company’s share of expenditures by equity affiliates	4,115	3,252
Capital and exploratory expenditures, including equity affiliates	$14,345	$13,386
On January 1, 2018, Chevron adopted Accounting Standards Updates (ASU) 2016-15 and 2016-18, which require retrospective adjustment of prior periods in the Statement of Cash Flows.
In addition to other requirements, ASU 2016-15 specifies new standards for the classification of distributions from equity affiliates. In adopting these new standards, Chevron utilized the cumulative earnings approach to evaluate returns on and returns of investment from equity affiliates. For the first nine months of 2017, a total of $162 million was reclassified from “Distributions less than income from equity affiliates” to “Proceeds and deposits related to asset sales and returns of investment.”
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
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2018	2017	2017	2016
	(Millions of dollars)		(Millions of dollars)
Cash and Cash Equivalents	$9,686	$6,641	$4,813	$6,988
Restricted cash included in "Prepaid expenses and other current assets"	277	523	405	488
Restricted cash included in "Deferred charges and other assets"	778	791	725	938
Total Cash, Cash Equivalents and Restricted Cash	$10,741	$7,955	$5,943	$8,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information related to "Restricted Cash" is included on page 23 in Note 15 under the heading "Restricted Cash."
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
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments Effective January 1, 2018, Chevron adopted ASU 2016-15 on a retrospective basis. The standard provides clarification on how certain cash receipts and cash payments are presented and classified on the Consolidated Statement of Cash Flows. The adoption of this ASU did not have a material impact on the company's Consolidated Statement of Cash Flows. For additional information, refer to Note 4 beginning on page 8.
Statement of Cash Flows (Topic 230): Restricted Cash Effective January 1, 2018, Chevron adopted ASU 2016-18 on a retrospective basis. The standard requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents on the Consolidated Statement of Cash Flows and to provide a reconciliation to the Consolidated Balance Sheet when the cash, cash equivalents, restricted cash and restricted cash equivalents are not separately presented or are presented in more than one line item on the Consolidated Balance Sheet. The company’s restricted cash balances are now included in the beginning and ending balances on the Consolidated Statement of Cash Flows. For additional information, refer to Note 4 beginning on page 8.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) On January 1, 2018, the company adopted ASU 2017-05 which provides clarification regarding the guidance on accounting for the derecognition of nonfinancial assets. The adoption of the standard had no impact on the company’s consolidated financial statements.
Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost Effective January 1, 2018, Chevron adopted ASU 2017-07 on a retrospective basis. The standard requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. The effects of retrospective adoption on the Consolidated Statement of Income for the nine-month period ended September 30, 2017 were to move $234 million from "Operating expenses" and $251 million from "Selling, general and administrative expenses" to "Other components of net periodic benefits cost."
Leases (Topic 842) In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02 which becomes effective for the company January 1, 2019. The standard requires that lessees present right-of-use assets and lease liabilities on the balance sheet. The company plans to elect the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year. The company further intends to elect the option to apply the transition provisions of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. The company continues to focus its implementation efforts on accounting policy and disclosure updates and system implementation necessary to meet the standard's requirements. The company is continuing its review of contracts which may result in certain contracts, currently not classified as leases, being classified as operating leases under the new standard. The company does not expect the adoption of the ASU to have a material impact on finance leases, which are currently referred to as capital leases. The company estimates the operating lease right-of-use assets and lease liabilities to be recognized by the company on January 1, 2019 will be approximately $3 to $4 billion. The operating lease balance could change as contracts are executed, modified, renewed, or expired. The estimate could also be impacted by changes to interest and foreign exchange rates. The company expects the implementation of the standard will have a minimal impact on the Consolidated Statement of Income and Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 6. Assets Held For Sale
At September 30, 2018, the company classified $983 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are primarily associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2017 and the first nine months of 2018 were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2018 and 2017, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Segment Earnings	2018	2017	2018	2017
	(Millions of dollars)
Upstream
United States	$828	$(26)	$2,314	$(48)
International	2,551	515	7,712	2,907
Total Upstream	3,379	489	10,026	2,859
Downstream
United States	748	640	1,847	1,743
International	625	1,174	1,092	2,192
Total Downstream	1,373	1,814	2,939	3,935
Total Segment Earnings	4,752	2,303	12,965	6,794
All Other
Interest expense	(171)	(30)	(524)	(115)
Interest income	37	13	84	42
Other	(571)	(334)	(1,431)	(637)
Net Income Attributable to Chevron Corporation	$4,047	$1,952	$11,094	$6,084
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2018, and December 31, 2017, are as follows:

Segment Assets	At September 30 2018	At December 31 2017
	(Millions of dollars)
Upstream
United States	$42,126	$40,770
International	155,396	159,612
Goodwill	4,518	4,531
Total Upstream	202,040	204,913
Downstream
United States	24,141	23,202
International	17,628	17,434
Total Downstream	41,769	40,636
Total Segment Assets	243,809	245,549
All Other
United States	5,353	4,938
International	7,444	3,319
Total All Other	12,797	8,257
Total Assets — United States	71,620	68,910
Total Assets — International	180,468	180,365
Goodwill	4,518	4,531
Total Assets	$256,606	$253,806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2018 and 2017, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
Sales and Other Operating Revenues	2018	2017	2018	2017
	(Millions of dollars)
Upstream
United States	$6,784	$3,245	$16,405	$9,620
International	10,312	7,191	27,848	20,624
Subtotal	17,096	10,436	44,253	30,244
Intersegment Elimination — United States	(4,277)	(2,298)	(10,219)	(6,737)
Intersegment Elimination — International	(4,045)	(2,828)	(10,681)	(8,256)
Total Upstream	8,774	5,310	23,353	15,251
Downstream *
United States	16,405	13,452	45,137	39,206
International	18,568	15,298	52,571	44,512
Subtotal	34,973	28,750	97,708	83,718
Intersegment Elimination — United States	(1,360)	(5)	(1,804)	(11)
Intersegment Elimination — International	(339)	(216)	(869)	(818)
Total Downstream	33,274	28,529	95,035	82,889
All Other
United States	264	260	759	773
International	6	6	16	19
Subtotal	270	266	775	792
Intersegment Elimination — United States	(207)	(207)	(583)	(621)
Intersegment Elimination — International	(6)	(6)	(16)	(18)
Total All Other	57	53	176	153
Sales and Other Operating Revenues
United States	23,454	16,957	62,302	49,599
International	28,885	22,495	80,434	65,155
Subtotal	52,339	39,452	142,736	114,754
Intersegment Elimination — United States	(5,844)	(2,510)	(12,606)	(7,369)
Intersegment Elimination — International	(4,390)	(3,050)	(11,566)	(9,092)
Total Sales and Other Operating Revenues	$42,105	$33,892	$118,564	$98,293
_____________________________
* The three-month and nine-month comparative periods ended September 30, 2017, include excise, value-added and similar taxes of $1,867 million and $5,315 million, respectively, collected on behalf of third parties. Beginning in 2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09. Refer to Note 17, "Revenue" beginning on page 24.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Sales and other operating revenues*	$93,434	$75,759
Costs and other deductions*	90,912	75,403
Net income attributable to CUSA	2,929	1,315
_____________________________
* 2017 includes excise, value-added and similar taxes collected on behalf of third parties of $3,268 million. Beginning in
  2018, these taxes are netted in "Taxes other than on income" in accordance with ASU 2014-09.

	At September 30 2018	At December 31 2017
	(Millions of dollars)
Current assets	$15,036	$12,163
Other assets	55,209	54,994
Current liabilities	18,329	17,379
Other liabilities	13,049	12,541
Total CUSA net equity	$38,867	$37,237
Memo: Total debt	$3,049	$3,056
Note 9. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$13,255	$9,619
Costs and other deductions	5,780	4,806
Net income attributable to TCO	5,265	3,402
Note 10. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table below:

	Nine Months Ended September 30
	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$8,773	$6,816
Costs and other deductions	7,475	5,732
Net income attributable to CPChem	1,766	1,424
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
The components of net periodic benefit costs for 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Pension Benefits
United States
Service cost	$120	$122	$360	$366
Interest cost	93	91	278	274
Expected return on plan assets	(159)	(149)	(477)	(447)
Amortization of prior service costs (credits)	—	(1)	1	(3)
Amortization of actuarial losses (gains)	76	85	228	255
Settlement losses	128	169	260	325
Total United States	258	317	650	770
International
Service cost	36	38	109	114
Interest cost	49	54	155	164
Expected return on plan assets	(62)	(61)	(193)	(178)
Amortization of prior service costs (credits)	2	3	8	9
Amortization of actuarial losses (gains)	6	11	23	33
Curtailment losses	3	—	3	—
Total International	34	45	105	142
Net Periodic Pension Benefit Costs	$292	$362	$755	$912
Other Benefits*
Service cost	$10	$8	$31	$24
Interest cost	24	23	72	71
Amortization of prior service costs (credits)	(7)	(7)	(21)	(21)
Amortization of actuarial losses (gains)	4	(1)	11	(4)
Net Periodic Other Benefit Costs	$31	$23	$93	$70
_ ___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2018, a total of $941 million was contributed to employee pension plans (including $788 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.05 billion ($800 million for the U.S. plans and $250 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2018, the company contributed $125 million to its OPEB plans. The company anticipates contributing approximately $50 million during fourth quarter 2018.
Note 12. Income Taxes
The increase in income tax expense between quarterly periods of $971 million, from $672 million in 2017 to $1.64 billion in 2018, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to effects of higher crude oil prices and higher production. The company’s effective tax rate changed between periods from 25 percent in 2017 to 29 percent in 2018. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The increase in income tax expense for the nine months of $2.95 billion, from $1.59 billion in 2017 to $4.54 billion in 2018, is a result of the year-over-year increase in total income before income tax expense, which is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily due to effects of higher crude oil prices and higher production. The company’s effective tax rate changed between periods from 21 percent in 2017 to 29 percent in 2018. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
U.S. tax reform resulted in the remeasurement of U.S. deferred tax assets and liabilities in 2017. The company's U.S. tax return was prepared and filed in the quarter ended September 30, 2018, and did not result in any material change to the provisional amounts that were recognized in 2017. Further proposed regulations are expected to be issued later in 2018 which may result in a change to the provisional amounts that were recognized in 2017.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2018. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2011, Nigeria — 2000, Australia — 2006 and Kazakhstan — 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On October 15, 2012, the provincial court in Lago Agrio issued an ex parte embargo order that purports to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. On November 6, 2012, at the request of the Lago Agrio plaintiffs, a court in Argentina issued a Freeze Order against Chevron Argentina S.R.L. and another Chevron subsidiary, Ingeniero Norberto Priu, requiring shares of both companies to be "embargoed," requiring third parties to withhold 40 percent of any payments due to Chevron Argentina S.R.L. and ordering banks to withhold 40 percent of the funds in Chevron Argentina S.R.L. bank accounts. On December 14, 2012, the Argentinean court rejected a motion to revoke the Freeze Order but modified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it by ordering that third parties are not required to withhold funds but must report their payments. The court also clarified that the Freeze Order relating to bank accounts excludes taxes. On January 30, 2013, an appellate court upheld the Freeze Order, but on June 4, 2013, the Supreme Court of Argentina revoked the Freeze Order in its entirety. On December 12, 2013, the Lago Agrio plaintiffs served Chevron with notice of their filing of an enforcement proceeding in the National Court, First Instance, of Argentina. Chevron filed its answer on February 27, 2014 to which the Lago Agrio plaintiffs responded on December 29, 2015. On April 19, 2016, the public prosecutor in Argentina issued a non-binding opinion recommending to the National Court, First Instance, of Argentina that it reject the Lago Agrio plaintiffs' request to recognize the Ecuadorian judgment in Argentina. On February 24, 2017, the public prosecutor in Argentina issued a supplemental opinion reaffirming its previous recommendations. On November 1, 2017, the National Court, First Instance, of Argentina issued a decision dismissing the Lago Agrio plaintiffs' recognition and enforcement proceeding based on jurisdictional grounds. On November 2, 2017, the Lago Agrio plaintiffs appealed this decision to the Federal Civil Court of Appeals. On July 3, 2018, the Federal Civil Court of Appeals affirmed the National Court, First Instance’s, dismissal of the Lago Agrio plaintiffs’ recognition and enforcement action based on jurisdictional grounds. On October 5, 2018, the Federal Civil Court of Appeals granted, in part, the admissibility of the Lago Agrio Plaintiffs’ appeal to the Supreme Court of Argentina.
Chevron continues to believe the provincial court’s judgment is illegitimate and unenforceable in Ecuador, the United States and other countries. The company also believes the judgment is the product of fraud and contrary to the legitimate scientific evidence. Chevron cannot predict the timing or ultimate outcome of any enforcement action. Chevron expects to continue a vigorous defense of any imposition of liability and to contest and defend any and all enforcement actions.
Company's Bilateral Investment Treaty Arbitration Claims Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On January 25, 2012, the Tribunal issued its First Interim Measures Award requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and outside of Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and outside of Ecuador of the judgment against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron's arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Republic of Ecuador subsequently filed in the District Court of the Hague a request to set aside the Tribunal’s Interim Awards and the First Partial Award (described below), and on January 20, 2016, the District Court denied the Republic's request. On April 13, 2016, the Republic of Ecuador appealed the decision. On July 18, 2017, the Appeals Court of the Hague denied the Republic's appeal. On October 18, 2017, the Republic appealed the decision of the Appeals Court of the Hague to the Supreme Court of the Netherlands.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On August 30, 2018, the Tribunal issued its Phase Two award in favor of Chevron and Texpet. The Tribunal unanimously held that the Ecuadorian judgment was procured through fraud, bribery and corruption and was based on claims that the Republic of Ecuador had settled and released in the mid-1990s, concluding that the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” Specifically, the Tribunal found that (i) the Republic of Ecuador breached its obligations under the 1995 and 1998 settlement agreements releasing Texpet and its affiliates from public environmental claims (the same claims on which the Ecuadorian judgment was exclusively based) and (ii) the Republic of Ecuador committed a denial of justice under customary international law and under the fair and equitable treatment provision of the BIT due to the fraud and corruption in the Lago Agrio litigation. Among other things, the Tribunal ordered the Republic of Ecuador to: (a) take immediate steps to remove the status of enforceability from the Ecuadorian judgment; (b) promptly advise in writing any State where the Lago Agrio Plaintiffs may be seeking the enforcement or recognition of the Ecuadorian judgment of the Tribunal’s declarations, orders and awards; (c) take measures to “wipe out all the consequences” of Ecuador's "internationally wrongful acts in regard to the Ecuadorian judgment;" and (d) compensate Chevron for any injuries resulting from the Ecuadorian judgment. The Tribunal has not set a date for Phase Three, the third and final phase of the arbitration, at which damages for Chevron's injuries will be determined.
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
Environmental The company is subject to loss contingencies pursuant to laws, regulations, private claims and legal proceedings related to environmental matters that are subject to legal settlements or that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemicals or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, federal Superfund sites and analogous sites under state laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining activities, whether operating, closed or divested. These future costs are not fully determinable due to factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2018, and December 31, 2017, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2018				At December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$60	$60	$—	$—	$9	$9	$—	$—
Derivatives	16	1	15	—	22	—	22	—
Total Assets at Fair Value	$76	$61	$15	$—	$31	$9	$22	$—
Derivatives	84	52	32	—	124	78	46	—
Total Liabilities at Fair Value	$84	$52	$32	$—	$124	$78	$46	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2018.
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
Assets carried at fair value at September 30, 2018, and December 31, 2017, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $9.7 billion and $4.8 billion at September 30, 2018, and December 31, 2017, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2018.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.1 billion at September 30, 2018, and December 31, 2017, respectively. At September 30, 2018, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities and a financing program, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term, of $19.9 billion and $23.5 billion at September 30, 2018, and December 31, 2017, respectively. The fair value of long-term debt at September 30, 2018, and December 31, 2017 was $19.8 billion and $23.9 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $19.0 billion. The fair value of other long-term debt classified as Level 2 is $0.8 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2018, and December 31, 2017, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2018, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2018
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Nine Months Ended

Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	212	—	—	212	290	586
Investments and advances	56	—	—	56	43	44
Total Assets at Fair Value	$268	$—	$—	$268	$333	$630
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2018.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

oil and gas companies in the “over-the-counter” markets, which are governed by International Swaps and Derivatives Association agreements and other master netting arrangements.
Derivative instruments measured at fair value at September 30, 2018, and December 31, 2017, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

Type of Contract	Balance Sheet Classification	At September 30 2018	At December 31 2017
Commodity	Accounts and notes receivable, net	$15	$22
Commodity	Long-term receivables, net	1	—
Total Assets at Fair Value		$16	$22
Commodity	Accounts payable	$76	$122
Commodity	Deferred credits and other noncurrent obligations	8	2
Total Liabilities at Fair Value		$84	$124
Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments
(Millions of dollars)

		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of Contract	Statement of Income Classification	2018	2017	2018	2017
Commodity	Sales and other operating revenues	$(80)	$(196)	$(257)	$82
Commodity	Purchased crude oil and products	(10)	(7)	(36)	3
Commodity	Other income	1	1	1	(2)
		$(89)	$(202)	$(292)	$83
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2018, and December 31, 2017.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2018
Derivative Assets	$3,399	$3,383	$16	$9	$7
Derivative Liabilities	$3,467	$3,383	$84	$9	$75

At December 31, 2017
Derivative Assets	$1,169	$1,147	$22	$—	$22
Derivative Liabilities	$1,271	$1,147	$124	$—	$124
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The most significant change is the presentation of excise, value-added and similar taxes collected on behalf of third parties, which are no longer presented within “Sales and other operating revenue” on the Consolidated Statement of Income starting in 2018. These taxes, which totaled $5.9 billion in the nine months ended September 30, 2018, are now netted in “Taxes other than on income” in the Consolidated Statement of Income. This change to presentation had no impact on earnings. In the nine months ended September 30, 2017, these taxes totaled $5.3 billion.
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
Revenue is measured as the amount the company expects to receive in exchange for transferring commodities to the customer. The company’s commodity sales are typically based on prevailing market-based prices and may include discounts and allowances. Until market prices become known under terms of the company’s contracts, the transaction price included in revenue is based on the company’s estimate of the most likely outcome.
Discounts and allowances are estimated using a combination of historical and recent data trends. When deliveries contain multiple products, an observable standalone selling price is generally used to measure revenue for each product. The company includes estimates in the transaction price only to the extent that a significant reversal of revenue is not probable in subsequent periods.
The company applied the optional exemption to not report any unfulfilled performance obligations related to contracts that have terms of less than one year. The amount of future revenue for unfulfilled performance obligations under long-term contracts with fixed components was insignificant for the nine months ended September 30, 2018.
Revenue from contracts with customers is presented in “Sales and other operating revenue” along with some activity that is accounted for outside the scope of ASC 606, which is not material to this line, on the Consolidated Statement of Income. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “purchased crude oil and products” on the Consolidated Statement of Income. Refer to Note 7 beginning on page 11 for additional information on the company’s segmentation of revenue.
Receivables related to revenue from contracts with customers are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $9.8 billion and $11.9 billion at January 1, 2018 and September 30, 2018, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606, Revenue from Contracts with Customers.
Contract assets and related costs are reflected in “Prepaid expenses and other current assets” and contract liabilities are reflected in “Accrued liabilities” and “Deferred credits and other noncurrent obligations” on the Consolidated Balance Sheet. Amounts for these items are not material to the company’s financial position.
Note 18. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at September 30, 2018, was $3.6 billion, a net decrease of $124 million from year-end 2017. The decrease was primarily due to well write-offs, partially offset by drilling activities. During the nine months ended September 30, 2018, $313 million of exploratory well costs previously capitalized for greater than one year at December 31, 2017, were charged to expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2018 Compared with Third Quarter 2017
and Nine Months 2018 Compared with Nine Months 2017

Key Financial Results
Earnings by Business Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Upstream
United States	$828	$(26)	$2,314	$(48)
International	2,551	515	7,712	2,907
Total Upstream	3,379	489	10,026	2,859
Downstream
United States	748	640	1,847	1,743
International	625	1,174	1,092	2,192
Total Downstream	1,373	1,814	2,939	3,935
Total Segment Earnings	4,752	2,303	12,965	6,794
All Other	(705)	(351)	(1,871)	(710)
Net Income Attributable to Chevron Corporation (1) (2)	$4,047	$1,952	$11,094	$6,084
__________________________________________
(1) Includes foreign currency effects	$(51)	$(112)	$343	$(351)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2018 was $4.05 billion ($2.11 per share — diluted), compared with earnings of $1.95 billion ($1.03 per share — diluted) in the corresponding 2017 period. Net income attributable to Chevron Corporation for the first nine months of 2018 was $11.09 billion ($5.79 per share — diluted), compared with $6.08 billion ($3.21 per share — diluted) in the first nine months of 2017.
Upstream earnings in third quarter 2018 were $3.38 billion compared with $489 million a year earlier. Earnings for the first nine months of 2018 were $10.03 billion compared with $2.86 billion a year earlier. In both periods, the increase was due to higher crude oil realizations and higher sales volumes.
Downstream earnings in third quarter 2018 were $1.37 billion compared with $1.81 billion in the corresponding 2017 period. The decrease was primarily due to lower gains on asset sales. Earnings for the first nine months of 2018 were $2.94 billion compared with $3.94 billion in the corresponding 2017 period. The decrease was due to lower margins on refined product sales and lower gains on asset sales, partially offset by higher equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC and lower tax expenses.
Refer to pages 30 through 32 for additional discussion of results by business segment and “All Other” activities for third quarter and first nine months of 2018 versus the same periods in 2017.
Business Environment and Outlook
Chevron Corporation* is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Canada, China, Colombia, Denmark, Indonesia, Kazakhstan, Myanmar, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, Philippines, Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
Earnings of the company depend mostly on the profitability of its upstream business segment. The most significant factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company's downstream business, crude oil is the largest cost component of refined products. It is the company's objective to deliver competitive results and

_____________________
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

stockholder value in any business environment. Periods of sustained lower prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses and capital and exploratory expenditures, along with other measures intended to improve financial performance.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 12 provides the company’s effective income tax rate for the third quarters of 2018 and 2017.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 of this report and to "Risk Factors" on pages 19 through 22 of the company’s 2017 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
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
Management's commentary related to earnings trends for the company’s major business areas is as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by the Organization of Petroleum Exporting Countries (OPEC) or other producers, actions of regulators, weather-related damage and disruptions, competing fuel prices, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses. The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax and other applicable laws and regulations.
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, tariffs or other taxes imposed on goods or services, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Cost pressures continue in the North America unconventional market, particularly the Permian Basin, with increases in commodity prices and higher levels of activity and investment.  International and offshore markets have begun to see indications of increased cost pressure.
Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $54 per barrel for the full-year 2017. During the third quarter 2018, Brent averaged $75 per barrel and ended October at about $75. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent markets traded in a $70 to $80 per barrel range throughout most of the third quarter 2018 due to strong demand, sanctions imposed on Iran by the U.S. government, and heightened geopolitical uncertainty impacting key oil producing economies.
The WTI price averaged $51 per barrel for the full-year 2017. During the third quarter 2018, WTI averaged $70 per barrel and ended October at about $65. WTI is currently trading at a discount to Brent due to infrastructure constraints in getting inland crude to the coast.  The WTI differential saw some reprieve from July through mid-August due to an unplanned decline in Canadian production, but discounts returned to earlier levels by September when that production was fully restored.
A differential in crude oil prices exists between high-gravity, low-sulfur crudes and low-gravity, high-sulfur crudes. The amount of the differential is associated with the relative supply/demand balances for each crude type, which in turn is influenced by refined product demand. In third quarter 2018, differentials generally narrowed outside of North America due to lower exports from key heavy crude producers, low fuel oil inventories and ample low-sulfur (sweet) crude supply. In North America, differentials grew modestly as a result of infrastructure constraints in many production locations, which restricted supplies to the market.
Chevron has interests in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 36 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with supply-and-demand conditions in regional markets. Fluctuations in the price of natural gas in the United States are closely associated with customer demand relative to the volumes produced and stored in North America. In the United States, prices at Henry Hub averaged $2.91 per thousand cubic feet (MCF) for the first nine months of 2018, compared with $3.00 during the first nine months of 2017. At the end of October 2018, the Henry Hub spot price was $3.26 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales prices averaged $6.10 per MCF during the first nine months of 2018, compared with $4.50 per MCF in the same period last year. (See page 36 for the company’s average natural gas sales prices for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first nine months of 2018 averaged 2.878 million barrels per day. About one-sixth of the company’s net oil-equivalent production in the first nine months of 2018 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the third quarter of 2018 or 2017.
The company expects net oil-equivalent production for the full-year 2018 to be at the top of the original guidance range of a 4 to 7 percent increase compared to 2017, excluding asset sales. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction, start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut-in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; greater-than-expected declines in production from mature fields; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production. The company has increased its investment emphasis on short-cycle projects.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. As of early November 2018, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of Partitioned Zone production have not been significant.
In Venezuela, there was a significant currency devaluation in the third quarter 2018. Chevron has interests in Venezuelan crude oil production assets operated by independent equity affiliates. The operating environment in Venezuela has been deteriorating for some time. Future events could result in the environment in Venezuela becoming more challenged, which could lead to increased business disruption and volatility in the associated financial results.
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
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia. Chevron operates or has significant ownership interests in refineries in each of these areas.
Refer to the “Results of Operations” section on pages 31 and 32 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Operating Developments
Noteworthy operating developments in recent months included the following:

•	South Africa and Botswana — Completed the sale of refining, marketing and lubricant assets.
The company purchased $750 million of its common stock in third quarter 2018 under its share repurchase program.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 7, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
U.S. Upstream Earnings	$828	$(26)	$2,314	$(48)
U.S. upstream operations earned $828 million in third quarter 2018, compared with a loss of $26 million from a year earlier. The improvement reflected higher crude oil realizations and production of $950 and $350 million respectively, partially offset by higher depreciation and exploration expenses of $290 and $280 million respectively, primarily reflecting a $550 million write-off of the Tigris Project in the Gulf of Mexico.
U.S. upstream earned $2.31 billion for the first nine months of 2018, compared with a loss of $48 million from a year earlier. The improvement in earnings was primarily due to higher crude oil realizations of $2.13 billion, higher crude oil production of $630 million, partially offset by higher exploration expense of $340 million.
The company's average realization per barrel for U.S. crude oil and natural gas liquids was $62 in third quarter 2018, up from $42 a year earlier. The average nine-month realization per barrel for U.S. crude oil and natural gas liquids was $59 in 2018, compared to $43 a year earlier. The average natural gas realization in third quarter 2018 was $1.80 per thousand cubic feet, unchanged from third quarter 2017. The average nine-month natural gas realization was $1.81 per thousand cubic feet in 2018 and $2.17 in 2017.
Net oil-equivalent production of 831,000 barrels per day in third quarter 2018 was up 150,000 barrels per day, or 22 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico and base business in the Gulf of Mexico were partially offset by the impact of asset sales of 19,000 barrels per day. Net oil-equivalent production of 768,000 barrels per day in the first nine months of 2018 was up 84,000 barrels per day, or 12 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico and base business in the Gulf of Mexico were partially offset by the effect of asset sales of 41,000 barrels per day.
The net liquids component of oil-equivalent production of 654,000 barrels per day in third quarter 2018 was up 25 percent from the corresponding 2017 period. The net liquids component of oil-equivalent production of 599,000 barrels per day in the 2018 nine-month period was up 15 percent from the 2017 period. Net natural gas production was 1,061 million cubic feet per day in third quarter 2018, an increase of 14 percent from the 2017 comparative period. Net natural gas production was 1,011 million cubic feet per day in the first nine months of 2018, an increase of 2 percent from the 2017 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
International Upstream Earnings*	$2,551	$515	$7,712	$2,907
_______________________
* Includes foreign currency effects	$(42)	$(164)	$295	$(441)
International upstream operations earned $2.55 billion in third quarter 2018, compared with $515 million a year ago. The increase in earnings was mainly due to higher crude oil and natural gas realizations of $1.25 billion and $290 million, respectively, and higher natural gas sales volumes of $580 million. Foreign currency effects had a favorable impact on earnings of $122 million between periods. The 2018 quarter included charges totaling $380 million for an asset impairment and a contractual settlement.
Earnings for the first nine months of 2018 were $7.71 billion, compared with $2.91 billion from a year earlier. The increase in earnings was primarily due to higher crude oil and natural gas realizations of $3.31 billion and $790 million, respectively, higher natural gas sales volumes of $1.27 billion, partially offset by lower gains on asset sales of $580 million, higher operating expenses of $410 million and lower crude oil sales volumes of $360 million. Foreign currency effects had a favorable impact on earnings of $736 million between periods.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2018 was $69, compared with $48 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2018 was $66, compared with $47 a year earlier. The average natural gas realization in third quarter 2018 was $6.73 per thousand cubic feet, compared with $4.76 in the 2017 period. The average natural gas realization in the first nine months of 2018 was $6.10 per thousand cubic feet, compared with $4.50 in the 2017 period.
International net oil-equivalent production of 2.13 million barrels per day in third quarter 2018 was up 89,000 barrels per day from the corresponding 2017 period. Production increases from major capital projects, primarily Wheatstone and Gorgon in Australia, were partially offset by maintenance-related downtime, production entitlement effects and normal field declines.
International net oil-equivalent production of 2.11 million barrels per day in the first nine months of 2018 was up 70,000 barrels per day, or 3 percent, from a year earlier. Production increases from major capital projects, primarily Wheatstone and Gorgon in Australia, were partially offset by production entitlement effects, normal field declines, the impact of asset sales of 19,000 barrels per day and maintenance-related downtime.
The net liquids component of oil-equivalent production of 1.13 million barrels per day in third quarter 2018 decreased 5 percent from the 2017 period. The net liquids component of oil-equivalent production of 1.16 million barrels per day in the first nine months of 2018 decreased 4 percent from the corresponding 2017 period. Net natural gas production of 5.95 billion cubic feet per day in third quarter 2018 increased 18 percent from the 2017 period. Net natural gas production of 5.73 billion cubic feet per day in the first nine months of 2018 increased 15 percent from the 2017 period.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
U.S. Downstream Earnings	$748	$640	$1,847	$1,743
U.S. downstream operations earned $748 million in third quarter 2018, compared with earnings of $640 million a year earlier. The increase was primarily due to higher equity earnings of $70 million from the 50 percent-owned Chevron Phillips Chemical Company LLC and lower tax expenses of $60 million, partially offset by higher operating expenses of $40 million.
Earnings for the first nine months of 2018 were $1.85 billion, compared with earnings of $1.74 billion a year earlier. Higher equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC of $190 million and lower tax expenses of $180 million were partially offset by higher operating expenses of $290 million, primarily due to planned refinery turnaround activity.
Refinery crude oil input in third quarter 2018 decreased 2 percent from the year-ago period to 915,000 barrels per day. For the first nine months of 2018, crude oil input was 900,000 barrels per day, down 3 percent from the corresponding 2017 period. Refined product sales of 1.23 million barrels per day were unchanged from third quarter 2017. Refined product sales of 1.22 million barrels per day in the nine-month period were up 1 percent from the first nine months of 2017.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
International Downstream Earnings*	$625	$1,174	$1,092	$2,192
_______________________
* Includes foreign currency effects	$(7)	$15	$48	$(27)
International downstream operations earned $625 million in third quarter 2018, compared with $1.17 billion a year earlier. The decrease in earnings was largely due to lower gains on asset sales of $410 million. The absence of third quarter 2017 gains on asset sales more than offset the current quarter gain from the southern Africa asset sale. Lower margins on refined product sales of $260 million also contributed to the decrease, partially offset by lower operating expenses of $90 million. The sale of the company’s Canadian assets in third quarter 2017 contributed to the lower margins and operating expenses. Foreign currency effects had an unfavorable impact on earnings of $22 million between periods.
Earnings for the first nine months of 2018 were $1.09 billion, compared with $2.19 billion a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $980 million and lower gains on asset sales of $470 million, partially offset by lower operating expenses of $270 million. The sale of the company's Canadian refining and marketing business in third quarter 2017 contributed to the lower margins and operating expenses. Foreign currency effects had a favorable impact on earnings of $75 million between periods.
Refinery crude oil input of 710,000 barrels per day in third quarter 2018 decreased 91,000 barrels per day from the year-ago period, mainly due to the sale of the company’s Canadian refining asset in third quarter 2017 and crude unit maintenance at the refineries in Thailand and Singapore. For the first nine months of 2018, crude input was 721,000 barrels per day, down 5 percent from the year-ago period.
Total refined product sales of 1.44 million barrels per day in third quarter 2018 were down 8 percent from the year-ago period, primarily due to lower diesel, gasoline and jet fuel sales partially offset by higher fuel oil sales. Total refined product sales for the first nine months of 2018 of 1.45 million barrels per day were down 2 percent from the year-ago period.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Net Charges*	$(705)	$(351)	$(1,871)	$(710)
______________________
* Includes foreign currency effects	$(2)	$37	$—	$117
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2018 were $705 million, compared with $351 million a year earlier. The change between periods was mainly due to higher tax items and interest expense, partially offset by lower employee expense. Foreign currency effects increased net charges by $39 million between periods.
Net charges for the first nine months of 2018 were $1.87 billion, compared with $710 million a year earlier. The change between periods was mainly due higher tax items and interest expense, partially offset by lower employee expense. Foreign currency effects increased net charges by $117 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Sales and other operating revenues	$42,105	$33,892	$118,564	$98,293
Sales and other operating revenues increased $8.21 billion for the quarterly period mainly due to higher crude oil and refined product prices, partially offset by lower refined product sales volumes. Sales and other operating revenues increased $20.27 billion for the nine-month period mainly due to higher crude oil, refined product and natural gas prices, partially offset by lower refined product sales volumes.
Beginning in 2018, excise, value-added and similar taxes collected on behalf of third parties were no longer included in "Sales and other operating revenues," but are netted in "Taxes other than on income" in accordance with ASU 2014-09. Third quarter 2017 includes $1.87 billion and the first nine months of 2017 include $5.32 billion in taxes collected on behalf of third parties.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Income from equity affiliates	$1,555	$1,036	$4,685	$3,502
Income from equity affiliates in the quarterly period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Petropiar in Venezuela, and higher downstream-related earnings from CPChem, partially offset by lower downstream-related earnings from GS Caltex in South Korea. Income from equity affiliates in the nine-month period increased mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan, Petroboscan and Petropiar in Venezuela, and higher downstream-related earnings from CPChem, partially offset by lower downstream-related earnings from GS Caltex in South Korea.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Other income	$327	$1,277	$738	$2,311
Other income for the quarterly period decreased due to lower gains on asset sales and an unfavorable swing in foreign currency effects. The nine-month period decreased due to lower gains on asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Purchased crude oil and products	$24,681	$18,776	$70,658	$54,607
Purchases increased $5.91 billion for the quarterly period and $16.05 billion for the nine-month period primarily due to higher crude oil and refined product prices, partially offset by lower crude oil purchase volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,003	$5,956	$17,657	$16,869
Operating, selling, general and administrative expenses increased $47 million between quarterly periods primarily due to a contractual settlement and higher transportation and materials and supplies expenses, partially offset by lower employee expenses.

Expenses increased $788 million between nine-month periods primarily due to a receivable write-down, a contractual settlement, higher services and fees, and higher materials and supplies expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Exploration expenses	$625	$239	$960	$508
The increase in exploration expenses for both the quarterly and nine-month periods was primarily due to higher charges for well write-offs.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Depreciation, depletion and amortization	$5,380	$5,109	$14,167	$14,614
Depreciation, depletion and amortization expenses in third quarter 2018 increased mainly due to higher production levels for certain oil and gas producing fields, an asset impairment, and higher write-offs, partially offset by lower depreciation rates for certain oil and gas producing fields and the absence of third quarter 2017 catch-up depreciation for Bangladesh operations. The nine-month period decreased mainly due to lower depreciation rates for certain oil and gas producing fields, lower impairment expenses, and the absence of third quarter 2017 catch-up depreciation for Bangladesh operations, partially offset by higher production levels for certain oil and gas producing fields.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Taxes other than on income	$1,259	$3,213	$3,966	$9,149
Beginning in 2018, excise, value-added and similar taxes collected on behalf of third parties were netted in "Taxes other than on income" and were no longer included in "Sales and other operating revenues," in accordance with ASU 2014-09. Third quarter 2017 includes $1.87 billion and the first nine months of 2017 include $5.32 billion in taxes collected on behalf of third parties. Partially offsetting the decrease in the quarterly and nine-month period were higher duties reflecting increased production.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Interest and debt expense	$182	$35	$558	$134
Interest and debt expenses for the third quarter and the nine-month periods increased mainly due to a decrease in the amount of interest capitalized.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Other components of net periodic benefit costs	$158	$219	$344	$485
Other components of net periodic benefit costs for the third quarter and the nine-month periods decreased mainly due to a decrease in settlement losses, an increase in plan asset values and a decrease in amortization of actuarial losses. This line was added to the Consolidated Statement of Income in accordance with the adoption of ASU 2017-07.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
Income tax expense	$1,643	$672	$4,540	$1,589
The increase in income tax expense between quarterly periods of $971 million is consistent with the increase in total income before tax for the company of $3.04 billion.
U.S. income before tax increased from a loss of $211 million in third quarter 2017 to income of $1.09 billion in 2018. This increase in income was primarily driven by the effect of higher crude oil prices and higher production. The increase in income had a direct impact on the company’s U.S. income tax cost which was partially offset by the lower U.S. statutory tax rate. This resulted in an increase in tax expense of $543 million between year-over-year periods, from a tax benefit of $305 million in 2017 to a tax charge of $238 million in 2018.
International income before tax increased from $2.87 billion in third quarter 2017 to $4.61 billion in 2018. This $1.74 billion increase was primarily driven by the effect of higher crude oil prices and higher production. The increase in income primarily drove the $428 million increase in international income tax expense between year-over-year periods, from $977 million in 2017 to $1.41 billion in 2018.
The increase in income tax expense for the first nine months of 2018 of $2.95 billion is consistent with the increase in total income before tax for the company of $7.94 billion.
U.S. income before tax for the first nine months increased from a loss of $66 million in 2017 to income of $3.00 billion in 2018. This increase in income was primarily driven by the effect of higher crude oil prices and higher production. The increase in income had a direct impact on the company’s U.S. income tax cost, which was partially offset by the lower U.S. statutory tax rate. This resulted in an increase in tax expense of $1.26 billion between year-over-year periods, from a benefit of $549 million in 2017 to a tax charge of $712 million in 2018.
International income before tax for the first nine months increased from $7.81 billion in 2017 to $12.68 billion in 2018. This $4.87 billion increase was primarily driven by the effect of higher crude oil prices and higher production. The increase in income primarily drove the $1.69 billion increase in international income tax expense between year-over-year periods, from $2.14 billion in 2017 to $3.83 billion in 2018.
Refer also to the discussion of the effective income tax rate in Note 12 on pages 15 and 16.

Selected Operating Data
The following table presents a comparison of selected operating data:
Selected Operating Data (1) (2)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	654	525	599	520
Net natural gas production (MMCFPD)(3)	1,061	932	1,011	988
Net oil-equivalent production (MBOEPD)	831	681	768	684
Sales of natural gas (MMCFPD)	3,334	3,455	3,343	3,288
Sales of natural gas liquids (MBPD)	114	37	110	34
Revenue from net production
Liquids ($/Bbl)	$61.99	$41.83	$59.13	$42.65
Natural gas ($/MCF)	$1.80	$1.80	$1.81	$2.17
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,133	1,194	1,155	1,206
Net natural gas production (MMCFPD)(3)	5,951	5,053	5,731	5,001
Net oil-equivalent production (MBOEPD)(4)	2,125	2,036	2,110	2,040
Sales of natural gas (MMCFPD)	5,681	4,978	5,379	5,018
Sales of natural gas liquids (MBPD)	32	28	34	29
Revenue from liftings
Liquids ($/Bbl)	$68.73	$47.81	$65.85	$47.07
Natural gas ($/MCF)	$6.73	$4.76	$6.10	$4.50
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,956	2,717	2,878	2,724
U.S. Downstream
Gasoline sales (MBPD)(5)	644	649	629	629
Other refined product sales (MBPD)	590	576	591	577
Total refined product sales (MBPD)	1,234	1,225	1,220	1,206
Sales of natural gas liquids (MBPD)	74	100	68	108
Refinery input (MBPD)	915	931	900	924
International Downstream
Gasoline sales (MBPD)(5)	301	352	310	339
Other refined product sales (MBPD)	766	835	770	785
Share of affiliate sales (MBPD)	368	369	369	360
Total refined product sales (MBPD)	1,435	1,556	1,449	1,484
Sales of natural gas liquids (MBPD)	64	62	62	65
Refinery input (MBPD)(6)	710	801	721	760
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	34	34	34	37
International	567	545	569	523
(4) Includes net production of synthetic oil:
Canada	54	56	53	52
Venezuela affiliate	24	29	24	29
(5) Includes branded and unbranded gasoline.
(6) In third quarter 2017, the company sold the Burnaby Refinery in British Columbia, Canada, which included operable capacity of 55,000 barrels per day.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $9.7 billion at September 30, 2018 and $4.8 billion at year-end 2017. Cash provided by operating activities in the first nine months of 2018 was $21.5 billion, compared with $14.2 billion in the year-ago period, reflecting higher prices and production, partially offset by higher working capital requirements in the current period. Cash capital and exploratory expenditures totaled $10.2 billion in the first nine months of 2018, up $96 million from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.9 billion and $244 million, respectively in the first nine months of 2018, compared to $4.6 billion and $162 million, respectively in the year ago period.
Dividends The company paid dividends of $6.4 billion to common stockholders during the first nine months of 2018. In October 2018, the company declared a quarterly dividend of $1.12 per common share, payable in December 2018.
Debt and Capital Lease Obligations Chevron’s total debt and capital lease obligations were $36.1 billion at September 30, 2018, down from $38.8 billion at December 31, 2017.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at September 30, 2018 was $7.3 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $16.1 billion at September 30, 2018, and $15.2 billion at December 31, 2017. Of these amounts, $10.0 billion was reclassified to long-term at both September 30, 2018, and December 31, 2017. At September 30, 2018, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2018, the company had $10.0 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $9,575 million and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $425 million five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2018. In addition, the company has an automatic shelf registration statement that expires in May 2021 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Share Repurchase Program In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits. From the inception of the program through 2014, the company had purchased 180.9 million shares for $20.0 billion. No shares were acquired under the program in 2015 to 2017 or through the first six months of 2018. In July 2018, the company announced plans to initiate share repurchases. In third quarter 2018, the company repurchased 6.3 million shares for $750 million. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company's shares, general market and economic conditions, and other factors. The share repurchase program does not obligate the company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.
Noncontrolling Interests The company had noncontrolling interests of $1.1 billion at September 30, 2018, and $1.2 billion at December 31, 2017. There were distributions of $87 million to noncontrolling interests during the first nine months of 2018 compared to $66 million for the same period in 2017.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.2 at September 30, 2018, and 1.0 at December 31, 2017, respectively. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2018, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage, was 19.0 percent at September 30, 2018, and 20.7 percent at year-end 2017.
Pension Obligations Information related to pension plan contributions is included on page 15 in Note 11 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $14.3 billion in the first nine months of 2018, compared with $13.4 billion in the corresponding 2017 period. The amounts included the company’s share of affiliates’ expenditures of $4.1 billion and $3.3 billion in the 2018 and 2017 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2018 were $12.7 billion, representing 88 percent of the companywide total.
Capital and Exploratory Expenditures by Major Operating Area

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Millions of dollars)
United States
Upstream	$1,903	$1,201	$5,166	$3,406
Downstream	377	367	1,155	1,049
All Other	72	63	156	132
Total United States	2,352	1,631	6,477	4,587
International
Upstream	2,639	2,715	7,524	8,501
Downstream	132	110	341	297
All Other	1	—	3	1
Total International	2,772	2,825	7,868	8,799
Worldwide	$5,124	$4,456	$14,345	$13,386
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 13 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 13 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included beginning on page 15 in Note 12 and page 21 in Note 14 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Guarantees.”

Indemnifications Information related to indemnifications is included on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included beginning on page 21 in Note 14 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2018, does not differ materially from that discussed under Item 7A of Chevron’s 2017 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2018.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2018, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to third quarter 2018 and any material developments with respect to matters previously reported in Chevron’s 2017 Annual Report on Form 10-K.
Chevron facilities within the jurisdiction of California’s South Coast Air Quality Management District (SCAQMD) currently have multiple outstanding Notices of Violation (NOVs) issued by SCAQMD. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more. On August 8, 2018, Chevron received a proposal from SCAQMD seeking to resolve certain NOVs related to alleged violations that occurred at Chevron's El Segundo Refinery between 2014 and 2015. On August 28, 2018, Chevron and SCAQMD entered into a settlement agreement to resolve allegations in the NOVs for a civil penalty of $160,000.
As previously disclosed, on August 3, 2017, Chevron received a Notice of Intent to File an Administrative Complaint from the U.S. Environmental Protection Agency (EPA) in connection with certain waste matters at the Kapolei, Hawaii refinery during the period of time that the facility was owned and operated by Chevron. On September 25, 2018, Chevron and the EPA entered into a settlement agreement to resolve these matters for a civil penalty of $48,235.
As previously disclosed, on August 6, 2012, a piping failure and fire occurred at the Chevron refinery in Richmond, California. The EPA issued alleged findings of violation related to the incident on December 17, 2013, pursuant to its authority under the Clean Air Act Risk Management Plan program (RMP). Following the

Richmond incident, EPA also conducted RMP inspections at Chevron’s refineries in El Segundo, California; Pascagoula, Mississippi; Kapolei, Hawaii; and Salt Lake City, Utah. On October 24, 2018, the U.S. Department of Justice (DOJ) lodged with the United States District Court for the Northern District of California a consent decree executed by Chevron, DOJ, EPA, and the State of Mississippi that resolves all of EPA’s alleged findings of violation related to the Richmond incident and subsequent RMP inspections. The consent decree includes the payment of a civil penalty of $2.95 million and the funding of supplemental environmental projects totaling $10 million. Chevron also agreed, as part of the consent decree, to investments in process safety enhancements at its current refineries, estimated at $150 million, a portion of which has already been spent. The consent decree is pending a mandatory public comment period and court approval.
Chevron facilities within the jurisdiction of California’s Bay Area Air Quality Management District (BAAQMD) currently have multiple outstanding Notices of Violation (NOVs) issued by BAAQMD. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more. As initially disclosed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, on June 26, 2018, Chevron received a proposal from the BAAQMD seeking to collectively resolve certain NOVs issued between 2015 and 2017 to Chevron’s Richmond Refinery.  On November 5, 2018, Chevron and the BAAQMD entered into a settlement agreement to resolve allegations in the disputed NOVs for a civil penalty of $222,000.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 17 in Note 13 to the Consolidated Financial Statements.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended September 30, 2018, does not differ materially from that set forth under the heading “Risk Factors” on pages 19 through 22 of the company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 – July 31, 2018	115	$124.24	—
August 1 – August 31, 2018	3,274,272	120.80	3,274,272
September 1 – September 30, 2018	2,980,903	118.92	2,980,903
Total	6,255,290	$119.90	6,255,175
______________________________________

(1)
Includes common shares repurchased from company employees and directors for required personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee and director stock options. The options were issued to and exercised by employees and directors under Chevron's long-term incentive plans.

(2)
In July 2010, the Board of Directors approved an ongoing share repurchase program with no set term or monetary limits, under which common shares would be acquired by the company at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. From inception of the program through 2014, the company had purchased 180,886,291 shares under this program (some pursuant to Rule 10b5-1 plan and some pursuant to accelerated share repurchase plans) for $20.0 billion at an average price of approximately $111 per share. No shares were acquired under the program in 2015, 2016 or 2017 or through the first six months of 2018. In third quarter 2018, share repurchases totaled $750 million.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Description

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)*	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”
______________________________

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 8, 2018