Form 10-Q
period 2019-03-31
CHEVRON CORP
filed 2019-05-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.75 per share	CVX	New York Stock Exchange, Inc.

There were 1,904,726,061 shares of the Company's common stock outstanding on March 31, 2019.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2019, and 2018	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2019, and 2018	4
	Consolidated Balance Sheet at March 31, 2019, and December 31, 2018	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2019, and 2018	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2019, and 2018	7
	Notes to Consolidated Financial Statements	8-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signature		40

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on schedule,” “on track,” “is slated,” “goals,” “objectives,” “strategies,” “opportunities,” “poised” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Key factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company's suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the ability to successfully receive the requisite approvals and consummate the proposed acquisition of Anadarko Petroleum Corporation; the ability to successfully integrate the operations of Chevron and Anadarko and achieve the anticipated benefits from the transaction; the company’s other future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company's ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K and in other filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2019	2018
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$34,189	$35,968
Income from equity affiliates	1,062	1,637
Other income (loss)	(51)	159
Total Revenues and Other Income	35,200	37,764
Costs and Other Deductions
Purchased crude oil and products	19,703	21,233
Operating expenses	4,886	4,701
Selling, general and administrative expenses	984	723
Exploration expenses	189	158
Depreciation, depletion and amortization	4,094	4,289
Taxes other than on income	1,061	1,344
Interest and debt expense	225	159
Other components of net periodic benefit costs	101	84
Total Costs and Other Deductions	31,243	32,691
Income Before Income Tax Expense	3,957	5,073
Income Tax Expense	1,315	1,414
Net Income	2,642	3,659
Less: Net income (loss) attributable to noncontrolling interests	(7)	21
Net Income Attributable to Chevron Corporation	$2,649	$3,638
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.40	$1.92
— Diluted	$1.39	$1.90
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,888,002	1,895,990
— Diluted	1,900,748	1,913,218

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Net Income	$2,642	$3,659
Currency translation adjustment	(4)	10
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(1)	(1)
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	125	157
Actuarial gain (loss) arising during period	(3)	(1)
Prior service cost:
Amortization to net income of net prior service costs (credits)	(4)	(4)
Defined benefit plans sponsored by equity affiliates	2	8
Income tax expense on defined benefit plans	(30)	(39)
Total	90	121
Other Comprehensive Gain, Net of Tax	85	130
Comprehensive Income	2,727	3,789
Comprehensive loss (income) attributable to noncontrolling interests	7	(21)
Comprehensive Income Attributable to Chevron Corporation	$2,734	$3,768

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31 2019	At December 31 2018
	(Millions of dollars)
ASSETS
Cash and cash equivalents	$8,699	$9,342
Time deposits	—	950
Marketable securities	56	53
Accounts and notes receivable, net	14,928	15,050
Inventories
Crude oil and petroleum products	4,481	3,383
Chemicals	488	487
Materials, supplies and other	1,754	1,834
Total inventories	6,723	5,704
Prepaid expenses and other current assets	3,265	2,922
Total Current Assets	33,671	34,021
Long-term receivables, net	2,019	1,942
Investments and advances	36,360	35,546
Properties, plant and equipment, at cost	336,701	340,244
Less: Accumulated depreciation, depletion and amortization	169,969	171,037
Properties, plant and equipment, net	166,732	169,207
Deferred charges and other assets	10,866	6,766
Goodwill	4,507	4,518
Assets held for sale	2,654	1,863
Total Assets	$256,809	$253,863
LIABILITIES AND EQUITY
Short-term debt	$7,023	$5,726
Accounts payable	14,230	13,953
Accrued liabilities	5,880	4,927
Federal and other taxes on income	1,971	1,628
Other taxes payable	847	937
Total Current Liabilities	29,951	27,171
Long-term debt	26,064	28,733
Deferred credits and other noncurrent obligations	22,197	19,742
Noncurrent deferred income taxes	16,099	15,921
Noncurrent employee benefit plans	6,380	6,654
Total Liabilities*	100,691	98,221
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at March 31, 2019, and December 31, 2018)	1,832	1,832
Capital in excess of par value	17,146	17,112
Retained earnings	181,387	180,987
Accumulated other comprehensive loss	(3,459)	(3,544)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (537,950,519 and 539,838,890 shares at March 31, 2019, and December 31, 2018, respectively)	(41,621)	(41,593)
Total Chevron Corporation Stockholders’ Equity	155,045	154,554
Noncontrolling interests	1,073	1,088
Total Equity	156,118	155,642
Total Liabilities and Equity	$256,809	$253,863
___________________________
* Refer to Note 13, "Other Contingencies and Commitments" beginning on page 21.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$2,642	$3,659
Adjustments
Depreciation, depletion and amortization	4,094	4,289
Dry hole expense	86	45
Distributions less than income from equity affiliates	(513)	(998)
Net before-tax loss (gain) on asset retirements and sales	80	(12)
Net foreign currency effects	141	63
Deferred income tax provision	73	383
Net decrease (increase) in operating working capital	(1,210)	(2,104)
Decrease (increase) in long-term receivables	66	128
Net decrease (increase) in other deferred charges	(62)	(12)
Cash contributions to employee pension plans	(326)	(149)
Other	(14)	(249)
Net Cash Provided by Operating Activities	5,057	5,043
Investing Activities
Capital expenditures	(2,953)	(2,997)
Proceeds and deposits related to asset sales and returns of investment	294	111
Net maturities of (investments in) time deposits	950	—
Net sales (purchases) of marketable securities	2	(29)
Net repayment (borrowing) of loans by equity affiliates	(321)	26
Net Cash Used for Investing Activities	(2,028)	(2,889)
Financing Activities
Net borrowings (repayments) of short-term obligations	936	3,214
Proceeds from issuance of long-term debt	—	73
Repayments of long-term debt and other financing obligations	(2,506)	(2,331)
Cash dividends — common stock	(2,244)	(2,124)
Distributions to noncontrolling interests	(6)	(11)
Net sales (purchases) of treasury shares	(15)	566
Net Cash Used for Financing Activities	(3,835)	(613)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	20	33
Net Change in Cash, Cash Equivalents and Restricted Cash	(786)	1,574
Cash, Cash Equivalents and Restricted Cash at January 1	10,481	5,943
Cash, Cash Equivalents and Restricted Cash at March 31	$9,695	$7,517

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders'	Controlling	Total
(Millions of dollars)	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2017	$18,440	$174,106	$(3,589)	$(40,833)	$148,124	$1,195	$149,319
Treasury stock transactions	115	—	—	—	115	—	115
Net income (loss)	—	3,638	—	—	3,638	21	3,659
Cash dividends	—	(2,124)	—	—	(2,124)	(11)	(2,135)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	130	—	130	—	130
Purchases of treasury shares	—	—	—	(1)	(1)	—	(1)
Issuances of treasury shares	—	—	—	475	475	—	475
Other changes, net	—	—	—	—	—	5	5
Balance at March 31, 2018	$18,555	$175,619	$(3,459)	$(40,359)	$150,356	$1,210	$151,566

Balance at December 31, 2018	$18,704	$180,987	$(3,544)	$(41,593)	$154,554	$1,088	$155,642
Treasury stock transactions	34	—	—	—	34	—	34
Net income (loss)	—	2,649	—	—	2,649	(7)	2,642
Cash dividends	—	(2,244)	—	—	(2,244)	(6)	(2,250)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	85	—	85	—	85
Purchases of treasury shares	—	—	—	(538)	(538)	—	(538)
Issuances of treasury shares	—	—	—	510	510	—	510
Other changes, net	—	(4)	—	—	(4)	(2)	(6)
Balance at March 31, 2019	$18,738	$181,387	$(3,459)	$(41,621)	$155,045	$1,073	$156,118

	Common Stock - 2019				Common Stock - 2018
(Thousands of shares)	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at December 31	2,442,677	(539,839)	1,902,838		2,442,677	(537,975)	1,904,702
Purchases	—	(4,711)	(4,711)		—	(7)	(7)
Issuances	—	6,599	6,599		—	6,262	6,262
Balance at March 31	2,442,677	(537,951)	1,904,726		2,442,677	(531,720)	1,910,957
_________________________________________________

(1)
Beginning and ending balances for all periods include capital in excess of par, common stock issued at par for $1,832, and $(240) associated with Chevron's Benefit Plan Trust. Changes reflect capital in excess of par.

(2)	Beginning and ending total issued share balances include 14,168 shares associated with Chevron's Benefit Plan Trust.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2019, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2018 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2019 and 2018 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

(Millions of dollars)	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2017	$(105)	$(5)	$(2)	$(3,477)	$(3,589)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	10	(1)	—	5	14
Reclassifications	—	—	—	116	116
Net Other Comprehensive Income (Loss)	10	(1)	—	121	130
Balance at March 31, 2018	$(95)	$(6)	$(2)	$(3,356)	$(3,459)

Balance at December 31, 2018	$(124)	$(10)	$(2)	$(3,408)	$(3,544)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(4)	(1)	—	(4)	(9)
Reclassifications(2)	—	—	—	94	94
Net Other Comprehensive Income (Loss)	(4)	(1)	—	90	85
Balance at March 31, 2019	$(128)	$(11)	$(2)	$(3,318)	$(3,459)
_______________________________

(1)	All amounts are net of tax.

(2)
Refer to Note 9, Employee Benefits for reclassified components totaling $121 million that are included in employee benefit costs for the three months ended March 31, 2019. Related income taxes for the same period, totaling $27 million, are reflected in "Income Tax Expense" on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. New Accounting Standards
Leases (Topic 842) Effective January 1, 2019, Chevron adopted Accounting Standards Update (ASU) 2016-02 and its related amendments. For additional information on the company's leases, refer to Note 10 beginning on page 14.
Financial Instruments - Credit Losses (Topic 326) In June 2016, the FASB issued ASU 2016-13, which becomes effective for the company beginning January 1, 2020. The standard requires companies to use forward-looking information to calculate credit loss estimates. The company is evaluating the effect of the standard on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Millions of dollars)	2019	2018
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$473	$(335)
Decrease (increase) in inventories	(1,098)	(543)
Decrease (increase) in prepaid expenses and other current assets	(667)	(608)
Increase (decrease) in accounts payable and accrued liabilities	(160)	(807)
Increase (decrease) in income and other taxes payable	242	189
Net decrease (increase) in operating working capital	$(1,210)	$(2,104)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$186	$105
Income taxes	757	843
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$276	$31
Returns of investment from equity affiliates	18	80
Proceeds and deposits related to asset sales and returns of investment	$294	$111
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$—	$—
Maturities of time deposits	950	—
Net maturities of (investments in) time deposits	$950	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(1)	$(29)
Marketable securities sold	3	—
Net sales (purchases) of marketable securities	$2	$(29)
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(350)	$—
Repayment of loans by equity affiliates	29	26
Net repayment (borrowing) of loans by equity affiliates	$(321)	$26
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$359	$658
Repayments of short-term obligations	(134)	(1,377)
Net borrowings (repayments) of short-term obligations with three months or less maturity	711	3,933
Net borrowings (repayments) of short-term obligations	$936	$3,214

The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $538 million for the first three months in 2019 and $1 million for the first three months in 2018. During the first three months in 2019, the company purchased 4.7 million shares under its share repurchase program for $537 million. No purchases were made under the company's share repurchase program in the first three months of 2018.
The company paid dividends of $1.19 per share of common stock in first quarter 2019. This compares to dividends of $1.12 per share paid in the corresponding year-ago period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Three Months Ended March 31
(Millions of dollars)	2019	2018
Additions to properties, plant and equipment	$2,865	$2,937
Additions to investments	14	15
Current-year dry hole expenditures	74	45
Payments for other liabilities and assets, net	—	—
Capital expenditures	2,953	2,997
Expensed exploration expenditures	103	113
Assets acquired through finance lease obligations and other financing obligations	146	—
Capital and exploratory expenditures, excluding equity affiliates	3,202	3,110
Company's share of expenditures by equity affiliates	1,532	1,295
Capital and exploratory expenditures, including equity affiliates	$4,734	$4,405

The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2019	2018	2018	2017
	(Millions of dollars)		(Millions of dollars)
Cash and Cash Equivalents	$8,699	$6,466	$9,342	$4,813
Restricted cash included in "Prepaid expenses and other current assets"	195	316	341	405
Restricted cash included in "Deferred charges and other assets"	801	735	798	725
Total Cash, Cash Equivalents and Restricted Cash	$9,695	$7,517	$10,481	$5,943

Additional information related to "Restricted Cash" is included on page 23 in Note 14 under the heading "Restricted Cash."
Note 5. Assets Held For Sale
At March 31, 2019, the company classified $2.65 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are primarily associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2018 and the first three months of 2019 were not material.
Note 6. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$4,107	$4,325
Costs and other deductions	2,002	1,942
Net income attributable to TCO	1,481	1,679

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$25,942	$28,058
Costs and other deductions	25,757	27,596
Net income attributable to CUSA	181	697

	At March 31 2019	At December 31 2018
	(Millions of dollars)
Current assets	$14,910	$12,819
Other assets	58,896	55,814
Current liabilities	19,980	16,376
Other liabilities	14,763	12,906
Total CUSA net equity	$39,063	$39,351
Memo: Total debt	$3,192	$3,049

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2019 and 2018, are presented in the following table:

	Three Months Ended March 31
Segment Earnings	2019	2018
	(Millions of dollars)
Upstream
United States	$748	$648
International	2,375	2,704
Total Upstream	3,123	3,352
Downstream
United States	217	442
International	35	286
Total Downstream	252	728
Total Segment Earnings	3,375	4,080
All Other
Interest expense	(214)	(149)
Interest income	50	19
Other	(562)	(312)
Net Income Attributable to Chevron Corporation	$2,649	$3,638

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2019, and December 31, 2018, are as follows:

Segment Assets	At March 31 2019	At December 31 2018
	(Millions of dollars)
Upstream
United States	$44,772	$42,594
International	152,615	153,861
Goodwill	4,507	4,518
Total Upstream	201,894	200,973
Downstream
United States	25,358	23,866
International	17,401	15,622
Total Downstream	42,759	39,488
Total Segment Assets	244,653	240,461
All Other
United States	5,108	5,100
International	7,048	8,302
Total All Other	12,156	13,402
Total Assets — United States	75,238	71,560
Total Assets — International	177,064	177,785
Goodwill	4,507	4,518
Total Assets	$256,809	$253,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2019 and 2018, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
Sales and Other Operating Revenues	2019	2018
	(Millions of dollars)
Upstream
United States	$5,882	$4,577
International	9,369	8,656
Subtotal	15,251	13,233
Intersegment Elimination — United States	(3,519)	(2,757)
Intersegment Elimination — International	(3,292)	(3,215)
Total Upstream	8,440	7,261
Downstream
United States	12,388	13,042
International	14,507	15,935
Subtotal	26,895	28,977
Intersegment Elimination — United States	(947)	(3)
Intersegment Elimination — International	(265)	(328)
Total Downstream	25,683	28,646
All Other
United States	222	227
International	2	3
Subtotal	224	230
Intersegment Elimination — United States	(156)	(166)
Intersegment Elimination — International	(2)	(3)
Total All Other	66	61
Sales and Other Operating Revenues
United States	18,492	17,846
International	23,878	24,594
Subtotal	42,370	42,440
Intersegment Elimination — United States	(4,622)	(2,926)
Intersegment Elimination — International	(3,559)	(3,546)
Total Sales and Other Operating Revenues	$34,189	$35,968

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
The company also sponsors other postretirement employee benefit (OPEB) plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. For the company’s main U.S. medical plan, the increase to the pre-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medicare company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2019 and 2018 are as follows:

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Pension Benefits
United States
Service cost	$101	$120
Interest cost	99	92
Expected return on plan assets	(141)	(159)
Amortization of prior service costs (credits)	—	1
Amortization of actuarial losses (gains)	60	76
Settlement losses	60	66
Total United States	179	196
International
Service cost	35	40
Interest cost	51	46
Expected return on plan assets	(58)	(66)
Amortization of prior service costs (credits)	3	2
Amortization of actuarial losses (gains)	5	11
Settlement losses	1	—
Total International	37	33
Net Periodic Pension Benefit Costs	$216	$229
Other Benefits*
Service cost	$9	$13
Interest cost	24	21
Amortization of prior service costs (credits)	(7)	(7)
Amortization of actuarial losses (gains)	(1)	4
Net Periodic Other Benefit Costs	$25	$31
_ ___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2019, a total of $326 million was contributed to employee pension plans (including $288 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.3 billion ($1.1 billion for the U.S. plans and $200 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2019, the company contributed $47 million to its OPEB plans. The company anticipates contributing approximately $128 million during the remainder of 2019.
Note 10. Lease Commitments
Chevron implemented the new lease standard at the effective date of January 1, 2019. The cumulative-effect adjustment to the opening balance of 2019 retained earnings is de minimis. The company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. By making this election, the company has not applied retrospective reporting for the years 2017 and 2018. The company elected the short-term lease exception provided for in the standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. The company elected the package of practical expedients to not re-evaluate existing contracts as containing a lease or the lease classification unless it was not previously assessed against the lease criteria. In addition, the company did not reassess initial direct costs for any existing leases. The company applied the land easement practical expedient.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company has elected the practical expedient to not separate non-lease components from lease components for most asset classes except for certain asset classes that have significant non-lease (i.e., service) components. The company assessed some contracts, including those for drill ships, drilling rigs, and storage tanks, not previously assessed against the lease criteria, as operating leases under the new standard, increasing the lease commitments by approximately $2 billion.
The company enters into leasing arrangements as a lessee; any lessor arrangements are not significant. Leases are classified as operating or finance leases. Both operating and finance leases recognize lease liabilities and associated right-of-use assets. Operating lease arrangements mainly involve drill ships, drilling rigs, time chartered vessels, bareboat charters, terminals, exploration and production equipment, office buildings and warehouses, and land. Finance leases primarily include facilities and vessels.
Chevron uses various assumptions and judgments in preparing the quantitative data and qualitative information that is material to the company’s overall lease population. Where leases are used in joint ventures, the company recognizes 100% of the right-of-use assets and lease liabilities when the company is the sole signatory for the lease (in most cases, where the company is the operator of a joint venture). Lease costs reflect only the costs associated with the operator's working interest share. The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably certain to exercise. The company uses its incremental borrowing rate as a proxy for the discount rate based on the term of the lease unless the implicit rate is available.
Details of the right-of-use assets and lease liabilities for operating and finance leases, including the balance sheet presentation, are as follows:

	At March 31, 2019
	Operating Leases	Finance Leases
	(Millions of dollars)
Deferred charges and other assets	$4,318	$—
Properties, plant and equipment, net	—	331
Right-of-use assets (1)(2)	$4,318	$331
Accrued Liabilities	1,387	—
Short Term Debt	—	27
Current lease liabilities	1,387	27
Deferred credits and other noncurrent obligations	2,742	—
Long-term Debt	—	259
Noncurrent lease liabilities	2,742	259
Total lease liabilities	$4,129	$286

Weighted-average remaining lease term (in years)	5.2	15.8
Weighted-average discount rate	3.1%	5.0%
_______________________________________________
(1) Capitalized leased assets of $818 million are primarily from the Upstream segment, with accumulated amortization of $617 million at December 31, 2018.
(2) Includes non-cash additions of $455 million and $146 million right-of-use assets obtained in exchange for new and modified lease liabilities in 2019 for operating and finance leases, respectively.
Total lease costs consist of both amounts recognized in the Consolidated Statement of Income during the period and amounts capitalized as part of the cost of another asset. Total lease costs incurred for operating and finance leases during first quarter 2019 were as follows:

Three Months Ended March 31, 2019
(Millions of dollars)
Operating lease costs*	$587
Finance lease costs	9
Total lease costs	$596
_______________________________________________
* Includes variable and short-term lease costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for amounts included in the measurement of lease liabilities was as follows:

Three Months Ended March 31, 2019
(Millions of dollars)
Operating cash flows from operating leases	$351
Investing cash flows from operating leases	236
Operating cash flows from finance leases	3
Financing cash flows from finance leases	6

At March 31, 2019, the estimated future undiscounted cash flows for operating and finance leases were as follows:

		At March 31, 2019
		Operating Leases	Finance Leases
		(Millions of dollars)
Year	2019 (remaining months)	$1,170	$33
	2020	1,076	31
	2021	859	30
	2022	411	28
	2023	257	27
	2024	153	27
	Thereafter	585	227
	Total	$4,511	$403
Less: Amounts representing interest		382	117
Total lease liabilities		$4,129	$286

Additionally, the company has $1.0 billion in future undiscounted cash flows for operating leases not yet commenced. These leases are primarily for a drill ship, bareboat charters, and a drilling rig. For those leasing arrangements where the underlying asset is not yet constructed, the lessor is primarily involved in the design and construction of the asset.
At December 31, 2018, the estimated future minimum lease payments (net of noncancelable sublease rentals) under operating and capital leases, which at inception had a noncancelable term of more than one year, were as follows:

		At December 31, 2018
		Operating Leases	Capital Leases *
		(Millions of dollars)
Year	2019	$540	$30
	2020	492	22
	2021	378	17
	2022	242	16
	2023	166	16
	Thereafter	341	132
	Total	$2,159	$233
Less: Amounts representing interest and executory costs			(88)
Net present values			145
Less: Capital lease obligations included in short-term debt			(18)
Long-term capital lease obligations			$127
_______________________________________________
* Excluded from the table is an executed but not-yet-commenced capital lease with payments of $14, $15, $22, $21, $21 and $219 for 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Income Taxes
The decrease in income tax expense between quarterly periods of $99 million, from $1.41 billion in 2018 to $1.31 billion in 2019, is a result of the year-over-year decrease in total income before income tax expense, which is primarily due to the effect of lower crude oil prices. The company’s effective tax rate changed between periods from 28 percent in 2018 to 33 percent in 2019. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2019. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2000, Australia — 2006 and Kazakhstan — 2007.
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
Ecuador
Background Chevron is a defendant in a civil lawsuit initiated in the Superior Court of Nueva Loja in Lago Agrio, Ecuador (the provincial court), in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 4, 2019, the Canadian Supreme Court denied the Lago Agrio plaintiffs' petition for leave to appeal. As a result, the ruling from the Court of Appeal for Ontario is now final, and all claims against Chevron Canada Limited are dismissed. The action against Chevron Corporation remains active.
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
Company's Bilateral Investment Treaty Arbitration Claims Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal presiding in the Permanent Court of Arbitration in The Hague under the Rules of the United Nations Commission on International Trade Law. The claim alleges violations of the Republic of Ecuador’s obligations under the United States–Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between the Republic of Ecuador and Texpet (described above), which are investment agreements protected by the BIT. Through the arbitration, Chevron and Texpet are seeking relief against the Republic of Ecuador, including a declaration that any judgment against Chevron in the Lago Agrio litigation constitutes a violation of Ecuador’s obligations under the BIT. On January 25, 2012, the Tribunal issued its First Interim Measures Award requiring the Republic of Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and outside of Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. On February 16, 2012, the Tribunal issued a Second Interim Award mandating that the Republic of Ecuador take all measures necessary (whether by its judicial, legislative or executive branches) to suspend or cause to be suspended the enforcement and recognition within and outside of Ecuador of the judgment against Chevron. On February 27, 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron's arbitration claims. On February 7, 2013, the Tribunal issued its Fourth Interim Award in which it declared that the Republic of Ecuador “has violated the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First and Second Interim Awards under the [BIT], the UNCITRAL Rules and international law in regard to the finalization and enforcement subject to execution of the Lago Agrio Judgment within and outside Ecuador, including (but not limited to) Canada, Brazil and Argentina.” The Republic of Ecuador subsequently filed in the District Court of the Hague a request to set aside the Tribunal’s Interim Awards and the First Partial Award (described below), and on January 20, 2016, the District Court denied the Republic's request. On April 13, 2016, the Republic of Ecuador appealed the decision. On July 18, 2017, the Appeals Court of the Hague denied the Republic's appeal. On October 18, 2017, the Republic appealed the decision of the Appeals Court of the Hague to the Supreme Court of the Netherlands. On April 12, 2019, the Supreme Court of the Netherlands upheld the decision of the Appeals Court of the Hague and rejected Ecuador's challenges to the Tribunal's Interim Awards and the First Partial Award.
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
On August 30, 2018, the Tribunal issued its Phase Two award in favor of Chevron and Texpet. The Tribunal unanimously held that the Ecuadorian judgment was procured through fraud, bribery and corruption and was based on claims that the Republic of Ecuador had settled and released in the mid-1990s, concluding that the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” Specifically, the Tribunal found that (i) the Republic of Ecuador breached its obligations under the 1995 and 1998 settlement agreements releasing Texpet and its affiliates from public environmental claims (the same claims on which the Ecuadorian judgment was exclusively based) and (ii) the Republic of Ecuador committed a denial of justice under customary international law and under the fair and equitable treatment provision of the BIT due to the fraud and corruption in the Lago Agrio litigation. The Tribunal also found that Texpet satisfied its environmental remediation obligations with a $40 million remediation program and that Ecuador certified that Texpet had performed all of its obligations under its settlement agreement. Among other things, the Tribunal ordered the Republic of Ecuador to: (a) take immediate steps to remove the status of enforceability from the Ecuadorian judgment; (b) promptly advise in writing any State where the Lago Agrio plaintiffs may be seeking the enforcement or recognition of the Ecuadorian judgment of the Tribunal’s declarations, orders and awards; (c) take measures to “wipe out all the consequences” of Ecuador's "internationally wrongful acts in regard to the Ecuadorian judgment;" and (d) compensate Chevron for any injuries resulting from the Ecuadorian judgment. On December 10, 2018, the Republic of Ecuador filed in the District Court of The Hague a request to set aside the Tribunal's Phase Two Award. Phase Three, the third and final phase of the arbitration, at which damages for Chevron's injuries will be determined, is set for March 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 13. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 11 on page 17 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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
Off-Balance-Sheet Obligations The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. As part of the implementation of ASU 2016-02 (Topic 842), the company assessed some contracts, previously incorporated into the unconditional purchase obligations disclosure, as operating leases in first quarter 2019 results.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2019, and December 31, 2018, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2019				At December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$56	$56	$—	$—	$53	$53	$—	$—
Derivatives	22	2	20	—	283	185	98	—
Total Assets at Fair Value	$78	$58	$20	$—	$336	$238	$98	$—
Derivatives	63	58	5	—	12	—	12	—
Total Liabilities at Fair Value	$63	$58	$5	$—	$12	$—	$12	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2019.
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
Assets carried at fair value at March 31, 2019, and December 31, 2018, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $8.7 billion and $9.3 billion at March 31, 2019, and December 31, 2018, respectively. The instruments held in "Time deposits" are bank time deposits with maturities greater than 90 days and had carry/fair values of zero and $1.0 billion at March 31, 2019, and December 31, 2018, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2019.
Restricted Cash had a carrying/fair value of $1.0 billion and $1.1 billion at March 31, 2019, and December 31, 2018, respectively. At March 31, 2019, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities and a financing program, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt and finance lease obligations, of $15.9 billion and $18.7 billion at March 31, 2019, and December 31, 2018, respectively. The fair value of long-term debt at March 31, 2019, and December 31, 2018 was $16.3 billion and $18.7 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $15.5 billion. The fair value of other long-term debt classified as Level 2 is $0.8 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2019, and December 31, 2018, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2019, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2019
	Total	Level 1	Level 2	Level 3	Before-Tax Loss

Properties, plant and equipment, net (held and used)	$48	$—	$—	$48	$7
Properties, plant and equipment, net (held for sale)	414	—	414	—	13
Investments and advances	—	—	—	—	3
Total Assets at Fair Value	$462	$—	$414	$48	$23

Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2019.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2019.
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
Derivative instruments measured at fair value at March 31, 2019, and December 31, 2018, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of Contract	Balance Sheet Classification	At March 31 2019	At December 31 2018
Commodity	Accounts and notes receivable, net	$22	$279
Commodity	Long-term receivables, net	—	4
Total Assets at Fair Value		$22	$283
Commodity	Accounts payable	$63	$12
Commodity	Deferred credits and other noncurrent obligations	—	—
Total Liabilities at Fair Value		$63	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
		Gain / (Loss) Three Months Ended March 31
Type of Contract	Statement of Income Classification	2019	2018
Commodity	Sales and other operating revenues	$(238)	$(12)
Commodity	Purchased crude oil and products	(7)	(9)
Commodity	Other income	—	—
		$(245)	$(21)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2019, and December 31, 2018.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2019
Derivative Assets	$1,146	$1,124	$22	$—	$22
Derivative Liabilities	$1,187	$1,124	$63	$2	$61

At December 31, 2018
Derivative Assets	$3,685	$3,402	$283	$—	$283
Derivative Liabilities	$3,414	$3,402	$12	$—	$12

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."
Note 16. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $10.9 billion and $10.0 billion at March 31, 2019, and December 31, 2018, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 17. Agreement to Acquire Anadarko Petroleum Corporation
On April 12, 2019, Chevron Corporation announced it had entered into a definitive agreement with Anadarko Petroleum Corporation to acquire all of its outstanding shares for 0.3869 shares of Chevron stock and $16.25 in cash for each Anadarko share. The company will also assume debt balances, which were $16.4 billion as of December 31, 2018. The acquisition is subject to Anadarko stockholder approval. It is also subject to regulatory approvals and other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2019 Compared with First Quarter 2018
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Upstream
United States	$748	$648
International	2,375	2,704
Total Upstream	3,123	3,352
Downstream
United States	217	442
International	35	286
Total Downstream	252	728
Total Segment Earnings	3,375	4,080
All Other	(726)	(442)
Net Income Attributable to Chevron Corporation (1) (2)	$2,649	$3,638
__________________________________________
(1) Includes foreign currency effects.	$(137)	$129
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2019 was $2.65 billion ($1.39 per share — diluted), compared with $3.64 billion ($1.90 per share — diluted) in the first quarter of 2018.
Upstream earnings in first quarter 2019 were $3.12 billion compared to $3.35 billion in the corresponding 2018 period. The decrease was mainly due to lower crude oil prices and unfavorable foreign currency effects, partially offset by higher crude oil production and higher natural gas sales volumes.
Downstream earnings in first quarter 2019 were $252 million compared with $728 million in the corresponding 2018 period. The decrease was mainly due to lower margins on refined product sales, partially offset by lower operating expenses.
Refer to pages 30 through 31 for additional discussion of results by business segment and “All Other” activities for first quarter 2019 versus the same period in 2018.
Business Environment and Outlook
Chevron Corporation* is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Azerbaijan, Bangladesh, Brazil, Canada, China, Colombia, Indonesia, Kazakhstan, Myanmar, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, Philippines, Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
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

period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the first quarters of 2019 and 2018.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 of this report and to "Risk Factors" on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. The company's asset sale program for 2018 through 2020 is targeting before-tax proceeds of $5-10 billion. Proceeds related to asset sales were $2.3 billion from January 2018 through March 2019.
On April 12, 2019, the company announced plans to acquire Anadarko Petroleum Corporation (Anadarko) in a stock and cash transaction valued at approximately $33 billion. The acquisition of Anadarko will significantly enhance Chevron’s already advantaged Upstream portfolio and further strengthen its leading positions in large, attractive shale, deepwater and natural gas resource basins. The acquisition is subject to Anadarko stockholder approval. It is also subject to regulatory approvals and other customary closing conditions. For additional information on this planned acquisition, refer to the company's Current Reports on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 12, 2019 and April 16, 2019.
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

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $71 per barrel for the full-year 2018. During the first quarter 2019, Brent averaged $63 per barrel and ended April at about $72. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent began 2019 at $53 per barrel and steadily increased throughout the first quarter due to a tightening supply picture with the implementation of a new round of production cuts by OPEC and Russia and production losses in major oil producing countries, including Venezuela, Iran and Libya, due to heightened geopolitical challenges.
The WTI price averaged $65 per barrel for the full-year 2018. During the first quarter 2019, WTI averaged $55 per barrel and ended April at about $64. WTI continues to trade at a discount to Brent in 2019 due to growing U.S. production.
Chevron has interests in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 34 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with supply-and-demand conditions in regional markets. Fluctuations in the price of natural gas in the United States are closely associated with customer demand relative to the volumes produced and stored in North America. In the United States, prices at Henry Hub averaged $2.94 per thousand cubic feet (MCF) for the first three months of 2019, compared with $3.04 during the first three months of 2018. At the end of April 2019, the Henry Hub spot price was $2.58 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales realizations averaged $6.57 per MCF during the first three months of 2019, compared with $5.85 per MCF in the same period last year. (See page 34 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2019 averaged 3.038 million barrels per day, 7 percent higher than the year-ago period. About one-sixth of the company’s net oil-equivalent production in the first three months of 2019 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the first quarter of 2019 or 2018.
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
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. As of early May 2019, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of Partitioned Zone production have not been significant.
Chevron has interests in Venezuelan crude oil production assets operated by independent equity affiliates. During the first quarter 2019, net oil equivalent production in Venezuela averaged 40,000 barrels per day. The operating environment in Venezuela has been deteriorating for some time. In January 2019, the United States government issued sanctions against the Venezuelan national oil company, Petroleos de Venezuela, S.A. (PdVSA), which is the company’s partner in the equity affiliates. Following this action and other subsequent sanctions announced by the United States, the equity affiliates continue to operate, and the company is conducting its business pursuant to general licenses and guidance issued coincident with the sanctions. Future events could result in the environment in Venezuela becoming more challenged, which could lead to increased business disruption and volatility in the associated financial results.
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
Operating Developments
Noteworthy operating developments in recent months included the following:

•	Brazil — Completed the sale of interest in the Frade field.

•	Denmark — Completed the sale of upstream interests in Denmark in early April.

•	United Kingdom — Completed the sale of interest in the Rosebank field.

•	United States — On May 1, 2019, the company completed the acquisition of the Pasadena Refinery.
The company purchased $537 million of its common stock in first quarter 2019 under its share repurchase programs.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 8, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
U.S. Upstream Earnings	$748	$648
U.S. upstream operations earned $748 million in first quarter 2019, compared to $648 million from the corresponding period in 2018. The improvement primarily reflected higher crude oil production of $400 million, partially offset by lower crude oil and natural gas prices of $290 million and $30 million, respectively.
The company’s average sales price per barrel of crude oil and natural gas liquids was $48 in first quarter 2019, down from $56 a year earlier. The average sales price of natural gas was $1.64 per thousand cubic feet in first quarter 2019, compared with $2.02 in first quarter 2018.
Net oil-equivalent production of 884,000 barrels per day in first quarter 2019 was up 151,000 barrels per day, or 21 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, and major capital projects and base business in the Gulf of Mexico, were partially offset by normal field declines and the impact of asset sales.
The net liquids component of oil-equivalent production in first quarter 2019 increased 22 percent to 690,000 barrels per day, while net natural gas production increased 17 percent to 1.16 billion cubic feet per day.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
International Upstream Earnings*	$2,375	$2,704
_______________________
* Includes foreign currency effects	$(168)	$120
International upstream operations earned $2.38 billion in first quarter 2019, compared with $2.70 billion from the corresponding period in 2018. Foreign currency effects had an unfavorable impact on earnings of $288 million between periods, largely due to the valuation of the Venezuelan Bolivar. Higher natural gas sales volumes and prices of $140 million and $120 million, respectively were partially offset by lower crude oil prices of $210 million.
The average sales price per barrel of crude oil and natural gas liquids in first quarter 2019 was $58, compared with $61 a year earlier. The average sales price of natural gas in first quarter 2019 was $6.57 per thousand cubic feet, compared with $5.85 in first quarter 2018.
International net oil-equivalent production of 2.15 million barrels per day in first quarter 2019 increased 35,000 barrels per day, or 2 percent, from first quarter 2018. Production increases from major capital projects, including Wheatstone, base business, and shale and tight properties, were partially offset by normal field declines and production entitlement effects.

The net liquids component of oil-equivalent production of 1.19 million barrels per day in first quarter 2019 was relatively flat compared to first quarter 2018. Net natural gas production of 5.81 billion cubic feet per day in first quarter 2019 increased 4 percent from first quarter 2018.
Downstream

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
U.S. Downstream Earnings	$217	$442
U.S. downstream operations earned $217 million in first quarter 2019, compared with earnings of $442 million a year earlier. The decrease was primarily due to lower margins on refined product sales of $190 million and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company of $60 million, partially offset by lower operating expenses of $100 million due to the absence of a first quarter 2018 turnaround at the El Segundo, California refinery.
Refinery crude oil input in first quarter 2019 decreased 7 percent to 861,000 barrels per day from the year-ago period, primarily due to weather-related impacts at the El Segundo and Richmond, California refineries. Refined product sales of 1.19 million barrels per day were up 1 percent from first quarter 2018.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
International Downstream Earnings*	$35	$286
_______________________
* Includes foreign currency effects	$31	$11
International downstream operations earned $35 million in first quarter 2019, compared with $286 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $320 million. Foreign currency effects had a favorable impact on earnings of $20 million between periods.
Refinery crude oil input of 669,000 barrels per day in first quarter 2019 decreased 43,000 barrels per day from the year-ago period, mainly due to the sale of the company’s interest in the Cape Town Refinery in third quarter 2018.
Total refined product sales of 1.42 million barrels per day in first quarter 2019 were down 1 percent from the year-ago period.
All Other

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Net Charges*	$(726)	$(442)
______________________
* Includes foreign currency effects	$—	$(2)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in first quarter 2019 were $726 million, compared with $442 million a year earlier. The change between periods was mainly due to higher corporate charges and higher interest expenses. Foreign currency effects decreased net charges by $2 million between the periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$34,189	$35,968
Sales and other operating revenues decreased $1.78 billion in the first quarter, primarily due to lower refined product and crude oil prices, partially offset by higher natural gas volumes.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Income from equity affiliates	$1,062	$1,637
Income from equity affiliates in the quarterly period decreased mainly due to lower upstream-related earnings from Petropiar and Petroboscan in Venezuela.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Other income (loss)	$(51)	$159
Other income for the three-month period decreased due to lower earnings from asset sales and unfavorable swings in foreign currency effects.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Purchased crude oil and products	$19,703	$21,233
Purchases decreased $1.5 billion in the three-month period, primarily due to lower crude oil purchase volumes and lower refined product prices.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,870	$5,424
Operating, selling, general and administrative expenses increased between quarterly periods primarily due to higher employee and transportation expenses.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Exploration expenses	$189	$158
The increase in exploration expenses for the three-month period was mostly due to higher charges for well write-offs.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Depreciation, depletion and amortization	$4,094	$4,289
Depreciation, depletion and amortization expenses for the first quarter decreased mainly due to lower rates and lower impairments, partially offset by higher production.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Taxes other than on income	$1,061	$1,344
Taxes other than on income were lower mainly due to lower local and municipal taxes and licenses as a result of the company's divestment of its downstream interests in southern Africa in third quarter 2018.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Interest and debt expense	$225	$159
Interest and debt expenses for the first quarter increased mainly due to a decrease in the amount of interest capitalized.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Other components of net periodic benefit costs	$101	$84
Other components of net periodic benefit costs for the first quarter increased mainly due to lower plan assets and increases in interest expense, partially offset by a decrease in the amortization of actuarial losses.

	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
Income tax expense	$1,315	$1,414
The decrease in income tax expense in 2019 of $99 million is consistent with the decrease in total income before tax for the company of $1.12 billion and changes in jurisdictional mix effects between periods.
U.S. income before tax decreased from $862 million in 2018 to $370 million in 2019. This decrease in income was primarily driven by the effect of lower crude oil and natural gas prices. The decrease in income had a direct impact on the company’s U.S. income tax cost. This resulted in a decrease in tax expense of $81 million between year-over-year periods, from $221 million in 2018 to $140 million in 2019.
International income before tax decreased from $4.21 billion in 2018 to $3.59 billion in 2019. This $624 million decrease was primarily driven by the effect of lower crude oil prices, partially offset by higher natural gas volumes and prices. The decrease in income and jurisdictional mix effects resulted in an $18 million decrease in international income tax expense between year-over-year periods, from $1.19 billion in 2018 to $1.17 billion in 2019.
Refer also to the discussion of the effective income tax rate in Note 11 on page 17.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended March 31
	2019	2018
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	690	567
Net natural gas production (MMCFPD)(3)	1,162	993
Net oil-equivalent production (MBOEPD)	884	733
Sales of natural gas (MMCFPD)	4,255	3,408
Sales of natural gas liquids (MBPD)	110	100
Revenue from net production
Liquids ($/Bbl)	$48.46	$56.12
Natural gas ($/MCF)	$1.64	$2.02
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,185	1,186
Net natural gas production (MMCFPD)(3)	5,813	5,600
Net oil-equivalent production (MBOEPD)(4)	2,154	2,119
Sales of natural gas (MMCFPD)	5,836	5,475
Sales of natural gas liquids (MBPD)	38	35
Revenue from liftings
Liquids ($/Bbl)	$57.99	$61.13
Natural gas ($/MCF)	$6.57	$5.85
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,038	2,852
U.S. Downstream
Gasoline sales (MBPD)(5)	619	601
Other refined product sales (MBPD)	572	584
Total refined product sales (MBPD)	1,191	1,185
Sales of natural gas liquids (MBPD)	91	55
Refinery input (MBPD)	861	930
International Downstream
Gasoline sales (MBPD)(5)	262	332
Other refined product sales (MBPD)	762	743
Share of affiliate sales (MBPD)	391	361
Total refined product sales (MBPD)	1,415	1,436
Sales of natural gas liquids (MBPD)	74	60
Refinery input (MBPD)	669	712
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	38	37
International	607	572
(4) Includes net production of synthetic oil:
Canada	50	55
Venezuela affiliate	23	24
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $8.8 billion at March 31, 2019 and $10.3 billion at year-end 2018. Cash provided by operating activities in the first three months of 2019 was $5.1 billion, compared with $5.0 billion in the year-ago period. Cash capital and exploratory expenditures totaled $3.2 billion in the first three months of 2019, up $92 million from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $276 million and $18 million, respectively, in the first three months of 2019, compared to $31 million and $80 million, respectively, in the year ago period. The company intends to fund the cash portion of the Anadarko acquisition using a combination of cash on hand and borrowings under its commercial paper program.
Dividends The company paid dividends of $2.2 billion to common stockholders during the first three months of 2019. In April 2019, the company declared a quarterly dividend of $1.19 per common share, payable in June 2019.
Debt and Finance Lease Obligations Chevron’s total debt and finance lease obligations were $33.1 billion at March 31, 2019, down from $34.5 billion at December 31, 2018.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at March 31, 2019 was $8.5 billion. The company’s debt and capital lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $16.9 billion at March 31, 2019, and $15.6 billion at December 31, 2018. Of these amounts, $9.9 billion was reclassified to long-term at both March 31, 2019, and December 31, 2018. At March 31, 2019, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2019, the company had $9.9 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $9,575 million and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $325 million five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2019. In addition, the company has an automatic shelf registration statement that expires in May 2021 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
The company’s future debt level is dependent primarily on results of operations, the capital program, acquisitions and cash that may be generated from asset dispositions. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. During extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company can also modify capital spending plans to provide flexibility to continue paying the common stock dividend and also remain committed to retaining the company’s high-quality debt ratings.
Common Stock Repurchase Program In July 2010, the Board of Directors approved an ongoing stock repurchase program with no set term or monetary limits. From the inception of the program through the end of January 2019, the company had purchased 198.9 million shares for $22.1 billion. On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of March 31, 2019, under the new program, the company had purchased

1.5 million shares for $183 million, resulting in $24.8 billion remaining under the authorized program. During the first quarter 2019, the company purchased a total of 4.7 million shares for $537 million. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.
Noncontrolling Interests The company had noncontrolling interests of $1.1 billion at March 31, 2019 and at December 31, 2018. There were distributions of $6 million to noncontrolling interests during the first three months of 2019 compared to $11 million for the same period in 2018.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.1 at March 31, 2019, and 1.3 at December 31, 2018. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At March 31, 2019, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage, was 17.6 percent at March 31, 2019, and 18.2 percent at December 31, 2018.
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $4.7 billion in the first three months of 2019, compared with $4.4 billion in the corresponding 2018 period. The amounts included the company’s share of affiliates’ expenditures of $1.5 billion and $1.3 billion in the 2019 and 2018 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2019 were $4.2 billion, representing 89 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended March 31
	2019	2018
	(Millions of dollars)
United States
Upstream	$1,871	$1,576
Downstream	383	399
All Other	79	36
Total United States	2,333	2,011
International
Upstream	2,321	2,313
Downstream	77	81
All Other	3	—
Total International	2,401	2,394
Worldwide	$4,734	$4,405
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 17 in Note 12 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 17 in Note 12 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on page 17 in Note 11 and page 21 in Note 13 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 21 in Note 13 to the Consolidated Financial Statements under the heading “Guarantees.”

Indemnifications Information related to indemnifications is included on page 21 in Note 13 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 21 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included beginning on page 21 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 22 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2019, does not differ materially from that discussed under Item 7A of Chevron’s 2018 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2019.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2019, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to first quarter 2019 and any material developments with respect to matters previously reported in Chevron’s 2018 Annual Report on Form 10-K.
As previously disclosed, on August 6, 2012, a piping failure and fire occurred at the Chevron refinery in Richmond, California. The United States Environmental Protection Agency (EPA) issued alleged findings of violation related to the incident on December 17, 2013, pursuant to its authority under the Clean Air Act Risk Management Plan program (RMP). Following the Richmond incident, EPA also conducted RMP inspections at Chevron’s refineries in El Segundo, California; Pascagoula, Mississippi; Kapolei, Hawaii; and Salt Lake City, Utah. On October 24, 2018, the U.S. Department of Justice (DOJ) lodged with the United States District Court for the Northern District of California (the U.S. District Court) a consent decree executed by Chevron, DOJ, EPA, and the State of Mississippi that resolves all of EPA’s alleged findings of violation related to the Richmond incident and subsequent RMP inspections. The consent decree includes the payment of a civil penalty of $2.95 million and the funding of supplemental environmental projects totaling $10 million. Chevron also agreed, as part of the consent decree, to investments in process safety enhancements at its current refineries, estimated at $150 million, a portion of which has already been spent. The consent decree was entered by the U.S. District Court and effective March 7, 2019.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 17 in Note 12 to the Consolidated Financial Statements.

Item 1A.	Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition.
Information about risk factors for the three months ended March 31, 2019, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K, other than as reflected in the risk factor below.
We may not complete the acquisition of Anadarko within the time frame we anticipate or at all; the acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; and we may not be able to achieve anticipated benefits of the acquisition.
The completion of the acquisition of Anadarko is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of Chevron’s business after the transaction or may materially delay the completion of the acquisition. A delay in completing the acquisition could cause Chevron to realize some or all of the benefits later than Chevron otherwise expects to realize if the acquisition is successfully completed within the anticipated timeframe.
The success of the acquisition will depend, in part, on Chevron’s ability to successfully combine and integrate the business of Anadarko, and realize the anticipated benefits, including synergies, cost savings and operational efficiencies, from the acquisition. If Chevron is unable to successfully combine and integrate the business of Anadarko within the anticipated time frame, or at all, the anticipated benefits may not be fully realized.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 – Jan. 31, 2019	3,161,267	$112.07	3,153,289
Feb. 1 – Feb. 28, 2019	1,549,429	118.30	1,549,429
Mar. 1 – Mar. 31, 2019	—	—	—
Total	4,710,696	$114.12	4,702,718
______________________________________

(1)
Includes common shares repurchased from company employees and directors for personal income tax withholdings on the exercise of the stock options and shares delivered or attested to in satisfaction of the exercise price by holders of employee and director stock options. The options were issued to and exercised by employees and directors under Chevron's long-term incentive plans.

(2)	Refer to "Liquidity and Capital Resources" on pages 35 and 36 for additional information regarding the company's new and prior authorized stock repurchase programs.

Item 5.	Other Information
Rule 10b5-1 Plan Elections
Michael K. Wirth, Chairman of the Board and Chief Executive Officer, entered into a pre-arranged stock trading plan in February 2019. Mr. Wirth’s plan provides for the potential exercise of vested stock options and the associated sale of up to 135,000 shares of Chevron common stock between May 2019 and January 2020.
R. Hewitt Pate, Vice President and General Counsel, entered into a pre-arranged stock trading plan in February 2019. Mr. Pate’s plan provides for the potential exercise of vested stock options and the associated sale of up to 173,000 shares of Chevron common stock between May 2019 and May 2020.
These trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.	Exhibits

Exhibit Index
Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 11, 2019 among Chevron Corporation, Justify Merger Sub 1 Inc., Justify Merger Sub 2 Inc. and Anadarko Petroleum Corporation, filed as Exhibit 2.1 to Chevron Corporation's Current Report on Form 8-K dated April 16, 2019, and incorporated herein by reference.

10.1*+	Aircraft Time-Sharing Agreement, dated as of February 27, 2019, between Chevron U.S.A. Inc. and Michael K. Wirth.
10.2+
Form of Performance Share Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation's Current Report on Form 8-K filed February 4, 2019, and incorporated herein by reference.

10.3+
Form of Standard Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation's Current Report on Form 8-K filed February 4, 2019, and incorporated herein by reference.

10.4+
Form of Special Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.3 to Chevron Corporation's Current Report on Form 8-K filed February 4, 2019, and incorporated herein by reference.

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
(32.2)**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
(101.SCH)*	XBRL Schema Document
(101.CAL)*	XBRL Calculation Linkbase Document
(101.DEF)*	XBRL Definition Linkbase Document
(101.LAB)*	XBRL Label Linkbase Document
(101.PRE)*	XBRL Presentation Linkbase Document
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

CHEVRON CORPORATION (REGISTRANT)

/S/ JEANETTE L. OURADA
Jeanette L. Ourada, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 2, 2019