Form 10-Q
period 2019-06-30
CHEVRON CORP
filed 2019-08-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-00368
Chevron Corporation
(Exact name of registrant as specified in its charter)

6001 Bollinger Canyon Road
Delaware	94-0890210	San Ramon,	California	94583-2324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (925) 842-1000

NONE
(Former name, former address and former fiscal year, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.75 per share	CVX	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,898,418,471 shares of the Company's common stock outstanding on June 30, 2019.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2019, and 2018	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2019, and 2018	4
	Consolidated Balance Sheet at June 30, 2019, and December 31, 2018	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2019, and 2018	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2019, and 2018	7
	Notes to Consolidated Financial Statements	8-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signature		42

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
Among the important factors that could cause actual results to differ materially from those projected in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemicals margins; the company's ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company's suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company's ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$36,323	$40,491	$70,512	$76,459
Income from equity affiliates	1,196	1,493	2,258	3,130
Other income (loss)	1,331	252	1,280	411
Total Revenues and Other Income	38,850	42,236	74,050	80,000
Costs and Other Deductions
Purchased crude oil and products	20,835	24,744	40,538	45,977
Operating expenses	5,187	5,213	10,073	9,914
Selling, general and administrative expenses	1,076	1,017	2,060	1,740
Exploration expenses	141	177	330	335
Depreciation, depletion and amortization	4,334	4,498	8,428	8,787
Taxes other than on income	1,047	1,363	2,108	2,707
Interest and debt expense	198	217	423	376
Other components of net periodic benefit costs	97	102	198	186
Total Costs and Other Deductions	32,915	37,331	64,158	70,022
Income Before Income Tax Expense	5,935	4,905	9,892	9,978
Income Tax Expense	1,645	1,483	2,960	2,897
Net Income	4,290	3,422	6,932	7,081
Less: Net income (loss) attributable to noncontrolling interests	(15)	13	(22)	34
Net Income Attributable to Chevron Corporation	$4,305	$3,409	$6,954	$7,047
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$2.28	$1.79	$3.68	$3.71
— Diluted	$2.27	$1.78	$3.66	$3.68
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,889,265	1,900,375	1,888,637	1,898,194
— Diluted	1,902,977	1,918,949	1,901,869	1,916,099

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Net Income	$4,290	$3,422	$6,932	$7,081
Currency translation adjustment	5	(20)	1	(10)
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	1	(6)	—	(7)
Derivatives:
Net derivatives loss on hedge transactions	(1)	—	(1)	—
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	125	151	250	308
Actuarial gain (loss) arising during period	(1)	(1)	(4)	(2)
Prior service cost:
Amortization to net income of net prior service costs (credits)	(3)	(3)	(7)	(7)
Prior service cost arising during period	1	—	1	—
Defined benefit plans sponsored by equity affiliates	3	5	5	13
Income tax expense on defined benefit plans	(28)	(35)	(58)	(74)
Total	97	117	187	238
Other Comprehensive Gain, Net of Tax	102	91	187	221
Comprehensive Income	4,392	3,513	7,119	7,302
Comprehensive loss (income) attributable to noncontrolling interests	15	(13)	22	(34)
Comprehensive Income Attributable to Chevron Corporation	$4,407	$3,500	$7,141	$7,268

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2019	At December 31, 2018
	(Millions of dollars)
ASSETS
Cash and cash equivalents	$8,513	$9,342
Time deposits	—	950
Marketable securities	58	53
Accounts and notes receivable, net	14,383	15,050
Inventories
Crude oil and petroleum products	4,541	3,383
Chemicals	483	487
Materials, supplies and other	1,785	1,834
Total inventories	6,809	5,704
Prepaid expenses and other current assets	3,324	2,922
Total Current Assets	33,087	34,021
Long-term receivables, net	1,784	1,942
Investments and advances	37,417	35,546
Properties, plant and equipment, at cost	335,775	340,244
Less: Accumulated depreciation, depletion and amortization	170,364	171,037
Properties, plant and equipment, net	165,411	169,207
Deferred charges and other assets	10,687	6,766
Goodwill	4,507	4,518
Assets held for sale	2,985	1,863
Total Assets	$255,878	$253,863
LIABILITIES AND EQUITY
Short-term debt	$5,588	$5,726
Accounts payable	14,805	13,953
Accrued liabilities	6,197	4,927
Federal and other taxes on income	1,414	1,628
Other taxes payable	825	937
Total Current Liabilities	28,829	27,171
Long-term debt	25,061	28,733
Deferred credits and other noncurrent obligations	21,962	19,742
Noncurrent deferred income taxes	16,480	15,921
Noncurrent employee benefit plans	6,095	6,654
Total Liabilities*	98,427	98,221
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at June 30, 2019, and December 31, 2018)	1,832	1,832
Capital in excess of par value	17,184	17,112
Retained earnings	183,442	180,987
Accumulated other comprehensive loss	(3,357)	(3,544)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (544,258,109 and 539,838,890 shares at June 30, 2019, and December 31, 2018, respectively)	(42,466)	(41,593)
Total Chevron Corporation Stockholders’ Equity	156,395	154,554
Noncontrolling interests	1,056	1,088
Total Equity	157,451	155,642
Total Liabilities and Equity	$255,878	$253,863
___________________________
* Refer to Note 13, "Other Contingencies and Commitments" beginning on page 21.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2019	2018
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$6,932	$7,081
Adjustments
Depreciation, depletion and amortization	8,428	8,787
Dry hole expense	123	106
Distributions less than income from equity affiliates	(1,287)	(1,799)
Net before-tax loss (gain) on asset retirements and sales	(97)	(52)
Net foreign currency effects	80	25
Deferred income tax provision	394	510
Net decrease (increase) in operating working capital	(279)	(2,287)
Decrease (increase) in long-term receivables	233	266
Net decrease (increase) in other deferred charges	(98)	(28)
Cash contributions to employee pension plans	(728)	(531)
Other	139	(180)
Net Cash Provided by Operating Activities	13,840	11,898
Investing Activities
Capital expenditures	(6,537)	(6,223)
Proceeds and deposits related to asset sales and returns of investment	937	789
Net maturities of (investments in) time deposits	950	—
Net sales (purchases) of marketable securities	2	(49)
Net repayment (borrowing) of loans by equity affiliates	(620)	52
Net Cash Used for Investing Activities	(5,268)	(5,431)
Financing Activities
Net borrowings (repayments) of short-term obligations	(189)	4,701
Proceeds from issuance of long-term debt	—	145
Repayments of long-term debt and other financing obligations	(3,863)	(5,213)
Cash dividends — common stock	(4,494)	(4,253)
Distributions to noncontrolling interests	(8)	(55)
Net sales (purchases) of treasury shares	(840)	1,008
Net Cash Used for Financing Activities	(9,394)	(3,667)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	32	(45)
Net Change in Cash, Cash Equivalents and Restricted Cash	(790)	2,755
Cash, Cash Equivalents and Restricted Cash at January 1	10,481	5,943
Cash, Cash Equivalents and Restricted Cash at June 30	$9,691	$8,698

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders'	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2018	$18,555	$175,619	$(3,459)	$(40,359)	$150,356	$1,210	$151,566
Treasury stock transactions	77	—	—	—	77	—	77
Net income (loss)	—	3,409	—	—	3,409	13	3,422
Cash dividends	—	(2,129)	—	—	(2,129)	(44)	(2,173)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	91	—	91	—	91
Purchases of treasury shares	—	—	—	—	—	—	—
Issuances of treasury shares	—	—	—	394	394	—	394
Other changes, net	—	—	—	—	—	3	3
Balance at June 30, 2018	$18,632	$176,899	$(3,368)	$(39,965)	$152,198	$1,182	$153,380

Balance at March 31, 2019	$18,738	$181,387	$(3,459)	$(41,621)	$155,045	$1,073	$156,118
Treasury stock transactions	38	—	—	—	38	—	38
Net income (loss)	—	4,305	—	—	4,305	(15)	4,290
Cash dividends	—	(2,250)	—	—	(2,250)	(2)	(2,252)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	102	—	102	—	102
Purchases of treasury shares	—	—	—	(1,001)	(1,001)	—	(1,001)
Issuances of treasury shares	—	—	—	156	156	—	156
Other changes, net	—	—	—	—	—	—	—
Balance at June 30, 2019	$18,776	$183,442	$(3,357)	$(42,466)	$156,395	$1,056	$157,451

Six Months Ended June 30
Balance at December 31, 2017	$18,440	$174,106	$(3,589)	$(40,833)	$148,124	$1,195	$149,319
Treasury stock transactions	192	—	—	—	192	—	192
Net income (loss)	—	7,047	—	—	7,047	34	7,081
Cash dividends	—	(4,253)	—	—	(4,253)	(55)	(4,308)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	221	—	221	—	221
Purchases of treasury shares	—	—	—	(1)	(1)	—	(1)
Issuances of treasury shares	—	—	—	869	869	—	869
Other changes, net	—	—	—	—	—	8	8
Balance at June 30, 2018	$18,632	$176,899	$(3,368)	$(39,965)	$152,198	$1,182	$153,380

Balance at December 31, 2018	$18,704	$180,987	$(3,544)	$(41,593)	$154,554	$1,088	$155,642
Treasury stock transactions	72	—	—	—	72	—	72
Net income (loss)	—	6,954	—	—	6,954	(22)	6,932
Cash dividends	—	(4,494)	—	—	(4,494)	(8)	(4,502)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	187	—	187	—	187
Purchases of treasury shares	—	—	—	(1,539)	(1,539)	—	(1,539)
Issuances of treasury shares	—	—	—	666	666	—	666
Other changes, net	—	(4)	—	—	(4)	(2)	(6)
Balance at June 30, 2019	$18,776	$183,442	$(3,357)	$(42,466)	$156,395	$1,056	$157,451

(Number of Shares)	Common Stock - 2019				Common Stock - 2018
Three Months Ended June 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at March 31	2,442,676,580	(537,950,519)	1,904,726,061		2,442,676,580	(531,719,846)	1,910,956,734
Purchases	—	(8,329,071)	(8,329,071)		—	(533)	(533)
Issuances	—	2,021,481	2,021,481		—	5,190,899	5,190,899
Balance at June 30	2,442,676,580	(544,258,109)	1,898,418,471		2,442,676,580	(526,529,480)	1,916,147,100

Six Months Ended June 30
Balance at December 31	2,442,676,580	(539,838,890)	1,902,837,690		2,442,676,580	(537,974,695)	1,904,701,885
Purchases	—	(13,039,767)	(13,039,767)		—	(7,699)	(7,699)
Issuances	—	8,620,548	8,620,548		—	11,452,914	11,452,914
Balance at June 30	2,442,676,580	(544,258,109)	1,898,418,471		2,442,676,580	(526,529,480)	1,916,147,100
_________________________________________________

(1)
Beginning and ending balances for all periods include capital in excess of par, common stock issued at par for $1,832, and $(240) associated with Chevron's Benefit Plan Trust. Changes reflect capital in excess of par.

(2)	Beginning and ending total issued share balances include 14,168,000 shares associated with Chevron's Benefit Plan Trust for all periods.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2019, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2018 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2019 and 2018 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

(Millions of dollars)	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2017	$(105)	$(5)	$(2)	$(3,477)	$(3,589)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(10)	(7)	—	6	(11)
Reclassifications	—	—	—	232	232
Net Other Comprehensive Income (Loss)	(10)	(7)	—	238	221
Balance at June 30, 2018	$(115)	$(12)	$(2)	$(3,239)	$(3,368)

Balance at December 31, 2018	$(124)	$(10)	$(2)	$(3,408)	$(3,544)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	1	—	(1)	(1)	(1)
Reclassifications(2)	—	—	—	188	188
Net Other Comprehensive Income (Loss)	1	—	(1)	187	187
Balance at June 30, 2019	$(123)	$(10)	$(3)	$(3,221)	$(3,357)
_______________________________

(1)	All amounts are net of tax.

(2)
Refer to Note 9, Employee Benefits for reclassified components totaling $243 million that are included in employee benefit costs for the six months ended June 30, 2019. Related income taxes for the same period, totaling $55 million, are reflected in "Income Tax Expense" on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. New Accounting Standards
Leases (Topic 842) Effective January 1, 2019, Chevron adopted Accounting Standards Update (ASU) 2016-02 and its related amendments. For additional information on the company's leases, refer to Note 10 beginning on page 14.
Financial Instruments - Credit Losses (Topic 326) In June 2016, the FASB issued ASU 2016-13, which becomes effective for the company beginning January 1, 2020. The standard requires companies to use forward-looking information to calculate credit loss estimates. The company's implementation efforts are currently focused on accounting policy and disclosure updates and work process changes necessary to meet the standard's requirements. In addition, the company is evaluating the effect of the standard on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Millions of dollars)	2019	2018
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$910	$(1,379)
Decrease (increase) in inventories	(878)	(1,075)
Decrease (increase) in prepaid expenses and other current assets	(303)	(433)
Increase (decrease) in accounts payable and accrued liabilities	284	704
Increase (decrease) in income and other taxes payable	(292)	(104)
Net decrease (increase) in operating working capital	$(279)	$(2,287)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$443	$373
Income taxes	$2,590	$2,335
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$891	$693
Returns of investment from equity affiliates	46	96
Proceeds and deposits related to asset sales and returns of investment	$937	$789
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$—	$—
Maturities of time deposits	950	—
Net maturities of (investments in) time deposits	$950	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(1)	$(49)
Marketable securities sold	3	—
Net sales (purchases) of marketable securities	$2	$(49)
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(675)	$—
Repayment of loans by equity affiliates	55	52
Net repayment (borrowing) of loans by equity affiliates	$(620)	$52
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$614	$1,771
Repayments of short-term obligations	(366)	(2,212)
Net borrowings (repayments) of short-term obligations with three months or less maturity	(437)	5,142
Net borrowings (repayments) of short-term obligations	$(189)	$4,701

The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
"Other" includes changes in postretirement benefits obligations and other long-term liabilities.
The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. Purchases totaled $1,539 million for the first six months in 2019 and $1 million for the first six months in 2018. During the first six months in 2019, the company purchased 13.0 million shares under its share repurchase program for $1,537 million. No purchases were made under the company's share repurchase program in the first six months of 2018.
The company paid dividends of $1.19 per share of common stock in second quarter 2019 and $2.38 per share in the first six months of 2019. This compares to dividends of $1.12 and $2.24 per share paid in the corresponding year-ago periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Six Months Ended June 30
(Millions of dollars)	2019	2018
Additions to properties, plant and equipment	$6,381	$6,097
Additions to investments	40	21
Current-year dry hole expenditures	103	105
Payments for other assets and liabilities, net	13	—
Capital expenditures	6,537	6,223
Expensed exploration expenditures	207	229
Assets acquired through finance lease obligations and other financing obligations	147	65
Payments for other assets and liabilities, net	(13)	—
Capital and exploratory expenditures, excluding equity affiliates	6,878	6,517
Company's share of expenditures by equity affiliates	3,144	2,704
Capital and exploratory expenditures, including equity affiliates	$10,022	$9,221

The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2019	2018	2018	2017
	(Millions of dollars)		(Millions of dollars)
Cash and Cash Equivalents	$8,513	$7,628	$9,342	$4,813
Restricted cash included in "Prepaid expenses and other current assets"	428	339	341	405
Restricted cash included in "Deferred charges and other assets"	750	731	798	725
Total Cash, Cash Equivalents and Restricted Cash	$9,691	$8,698	$10,481	$5,943

Additional information related to "Restricted Cash" is included on page 24 in Note 14 under the heading "Restricted Cash."
Note 5. Assets Held For Sale
At June 30, 2019, the company classified $2.985 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are primarily associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2018 and the first six months of 2019 were not material.
Note 6. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$8,369	$8,891
Costs and other deductions	4,039	3,915
Net income attributable to TCO	3,039	3,502

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$54,777	$60,298
Costs and other deductions	53,424	58,782
Net income attributable to CUSA	1,225	1,806

	At June 30, 2019	At December 31, 2018
	(Millions of dollars)
Current assets	$14,241	$12,819
Other assets	59,924	55,814
Current liabilities	16,439	16,376
Other liabilities	15,034	12,906
Total CUSA net equity	$42,692	$39,351
Memo: Total debt	$3,189	$3,049

Note 8. Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids plant. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. "All Other" activities of the company include worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2019 and 2018, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Segment Earnings	2019	2018	2019	2018
	(Millions of dollars)
Upstream
United States	$896	$838	$1,644	$1,486
International	2,587	2,457	4,962	5,161
Total Upstream	3,483	3,295	6,606	6,647
Downstream
United States	465	657	682	1,099
International	264	181	299	467
Total Downstream	729	838	981	1,566
Total Segment Earnings	4,212	4,133	7,587	8,213
All Other
Interest expense	(189)	(204)	(404)	(353)
Interest income	43	27	94	46
Other	239	(547)	(323)	(859)
Net Income Attributable to Chevron Corporation	$4,305	$3,409	$6,954	$7,047

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2019, and December 31, 2018, are as follows:

Segment Assets	At June 30, 2019	At December 31, 2018
	(Millions of dollars)
Upstream
United States	$45,103	$42,594
International	151,068	153,861
Goodwill	4,507	4,518
Total Upstream	200,678	200,973
Downstream
United States	26,247	23,866
International	17,109	15,622
Total Downstream	43,356	39,488
Total Segment Assets	244,034	240,461
All Other
United States	4,503	5,100
International	7,341	8,302
Total All Other	11,844	13,402
Total Assets — United States	75,853	71,560
Total Assets — International	175,518	177,785
Goodwill	4,507	4,518
Total Assets	$255,878	$253,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2019 and 2018, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
Sales and Other Operating Revenues	2019	2018	2019	2018
	(Millions of dollars)
Upstream
United States	$5,927	$5,044	$11,809	$9,621
International	8,977	8,880	18,346	17,536
Subtotal	14,904	13,924	30,155	27,157
Intersegment Elimination — United States	(3,865)	(3,185)	(7,384)	(5,942)
Intersegment Elimination — International	(3,104)	(3,421)	(6,396)	(6,636)
Total Upstream	7,935	7,318	16,375	14,579
Downstream
United States	14,855	15,690	27,243	28,732
International	14,701	18,068	29,208	34,003
Subtotal	29,556	33,758	56,451	62,735
Intersegment Elimination — United States	(1,042)	(441)	(1,989)	(444)
Intersegment Elimination — International	(186)	(202)	(451)	(530)
Total Downstream	28,328	33,115	54,011	61,761
All Other
United States	271	268	493	495
International	5	7	7	10
Subtotal	276	275	500	505
Intersegment Elimination — United States	(211)	(210)	(367)	(376)
Intersegment Elimination — International	(5)	(7)	(7)	(10)
Total All Other	60	58	126	119
Sales and Other Operating Revenues
United States	21,053	21,002	39,545	38,848
International	23,683	26,955	47,561	51,549
Subtotal	44,736	47,957	87,106	90,397
Intersegment Elimination — United States	(5,118)	(3,836)	(9,740)	(6,762)
Intersegment Elimination — International	(3,295)	(3,630)	(6,854)	(7,176)
Total Sales and Other Operating Revenues	$36,323	$40,491	$70,512	$76,459

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
The components of net periodic benefit costs for 2019 and 2018 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Pension Benefits
United States
Service cost	$102	$120	$203	$240
Interest cost	99	93	198	185
Expected return on plan assets	(141)	(159)	(282)	(318)
Amortization of prior service costs (credits)	1	—	1	1
Amortization of actuarial losses (gains)	59	76	119	152
Settlement losses	60	66	120	132
Total United States	180	196	359	392
International
Service cost	36	33	71	73
Interest cost	53	60	104	106
Expected return on plan assets	(57)	(65)	(115)	(131)
Amortization of prior service costs (credits)	3	4	6	6
Amortization of actuarial losses (gains)	6	6	11	17
Settlement losses	—	—	1	—
Total International	41	38	78	71
Net Periodic Pension Benefit Costs	$221	$234	$437	$463
Other Benefits*
Service cost	$9	$8	$18	$21
Interest cost	24	27	48	48
Amortization of prior service costs (credits)	(7)	(7)	(14)	(14)
Amortization of actuarial losses (gains)	—	3	(1)	7
Net Periodic Other Benefit Costs	$26	$31	$51	$62
_ ___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2019, a total of $728 million was contributed to employee pension plans (including $662 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.3 billion ($1.1 billion for the U.S. plans and $200 million for the international plans). Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2019, the company contributed $88 million to its OPEB plans. The company anticipates contributing approximately $87 million during the remainder of 2019.
Note 10. Lease Commitments
Chevron implemented the new lease standard at the effective date of January 1, 2019. The cumulative-effect adjustment to the opening balance of 2019 retained earnings is de minimis. The company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. By making this election, the company has not applied retrospective reporting for the comparable periods. The company elected the short-term lease exception provided for in the standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Details of the right-of-use assets and lease liabilities for operating and finance leases, including the balance sheet presentation, are as follows:

	At June 30, 2019
	Operating Leases	Finance Leases
	(Millions of dollars)
Deferred charges and other assets	$4,230	$—
Properties, plant and equipment, net	—	315
Right-of-use assets (1)(2)	$4,230	$315
Accrued Liabilities	1,340	—
Short Term Debt	—	25
Current lease liabilities	1,340	25
Deferred credits and other noncurrent obligations	2,708	—
Long-term Debt	—	255
Noncurrent lease liabilities	2,708	255
Total lease liabilities	$4,048	$280

Weighted-average remaining lease term (in years)	5.2	15.9
Weighted-average discount rate	3.1%	5.0%
_______________________________________________
(1) Capitalized leased assets of $818 million are primarily from the Upstream segment, with accumulated amortization of $617 million at December 31, 2018.
(2) Includes non-cash additions of $802 million and $146 million right-of-use assets obtained in exchange for new and modified lease liabilities in 2019 for operating and finance leases, respectively.
Total lease costs consist of both amounts recognized in the Consolidated Statement of Income during the period and amounts capitalized as part of the cost of another asset. Total lease costs incurred for operating and finance leases during second quarter 2019 were as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2019	2019
	(Millions of dollars)
Operating lease costs*	$533	$1,120
Finance lease costs	11	20
Total lease costs	$544	$1,140
_______________________________________________
* Includes variable and short-term lease costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for amounts included in the measurement of lease liabilities was as follows:

Six Months Ended June 30, 2019
(Millions of dollars)
Operating cash flows from operating leases	$617
Investing cash flows from operating leases	503
Operating cash flows from finance leases	7
Financing cash flows from finance leases	13

At June 30, 2019, the estimated future undiscounted cash flows for operating and finance leases were as follows:

		At June 30, 2019
		Operating Leases	Finance Leases
		(Millions of dollars)
Year	2019 (remaining months)	$798	$23
	2020	1,189	31
	2021	944	30
	2022	425	28
	2023	261	27
	2024	172	27
	Thereafter	637	222
	Total	$4,426	$388
Less: Amounts representing interest		378	108
Total lease liabilities		$4,048	$280

Additionally, the company has $872 million in future undiscounted cash flows for operating leases not yet commenced. These leases are primarily for a drill ship and bareboat charters. For those leasing arrangements where the underlying asset is not yet constructed, the lessor is primarily involved in the design and construction of the asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Income Taxes
The increase in income tax expense between quarterly periods of $162 million, from $1.48 billion in 2018 to $1.65 billion in 2019, is a result of the year-over-year increase in total income before income tax expense, which is primarily due to the receipt of the Anadarko merger termination fee and higher production volumes offset by lower crude oil and natural gas prices. The company’s effective tax rate changed between quarterly periods from 30 percent in 2018 to 28 percent in 2019. The change in effective tax rate is primarily due to the tax benefit related to a reduction in the Alberta, Canada corporate tax rate partially offset by the consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The increase in income tax expense between six-month periods of $63 million, from $2.90 billion in 2018 to $2.96 billion in 2019, is a result of the year-over-year effective tax rate increase as total before-tax income was similar between periods at $9.98 billion in 2018 and $9.89 billion in 2019. The company’s effective tax rate changed between six-month periods from 29 percent in 2018 to 30 percent in 2019. The change in effective tax rate is primarily a consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, partially offset by the tax benefit related to a reduction in the Alberta, Canada corporate tax rate.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2019. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2000, Australia — 2006 and Kazakhstan — 2012.
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
Ecuador
Background Chevron is a defendant in a civil lawsuit initiated in the Superior Court of Nueva Loja in Lago Agrio, Ecuador (the provincial court), in May 2003 by plaintiffs who claim to be representatives of certain residents of an area where an oil production consortium formerly had operations. The lawsuit alleges damage to the environment from the oil exploration and production operations and seeks unspecified damages to fund environmental remediation and restoration of the alleged environmental harm, plus a health monitoring program. Until 1992, Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of this consortium with Petroecuador, the Ecuadorian state-owned oil company, as the majority partner; since 1990, the operations have been conducted solely by Petroecuador. At the conclusion of the consortium and following an independent third-party environmental audit of the concession area, Texpet entered into a formal agreement with the Republic of Ecuador and Petroecuador for Texpet to remediate specific sites assigned by the government in proportion to Texpet’s ownership share of the consortium. Pursuant to that agreement, Texpet conducted a three-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year remediation program at a cost of $40 million. After certifying that the sites were properly remediated, the government granted Texpet and all related corporate entities a full release from any and all environmental liability arising from the consortium operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On April 4, 2019, the Canadian Supreme Court denied the Lago Agrio plaintiffs' petition for leave to appeal. As a result, the ruling from the Court of Appeal for Ontario is now final, and all claims against Chevron Canada Limited are dismissed. On July 5, 2019, the Ontario Superior Court of Justice dismissed, by consent of the parties, the recognition and enforcement action against Chevron Corporation. The case was dismissed in its entirety with prejudice and with costs in favor of Chevron Corporation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. During the second quarter 2019, net oil equivalent production in Venezuela averaged 34,000 barrels per day, none of which was upgraded to synthetic crude. The operating environment in Venezuela has been deteriorating for some time. In January 2019, the United States government issued sanctions against the Venezuelan national oil company, Petroleos de Venezuela, S.A. (PdVSA), which is the company’s partner in the equity affiliates. The company is conducting its business pursuant to general licenses and guidance issued coincident with the sanctions. In late July 2019, the United States government renewed General License 8A with the issuance of General License 8B, subsequently superseded by General License 8C issued on August 5, 2019, that enables the company to continue to meet its contractual obligations in Venezuela with PdVSA. General License 8C is effective until October 25, 2019.
At June 30, 2019, the carrying value of the company’s investments was approximately $2.7 billion, and for the six-month period ended June 30, 2019, the company recognized losses of $21 million for its share of net income from the equity affiliates. Future events could result in the environment in Venezuela becoming more challenged, which could lead to increased business disruption and volatility in the associated financial results. The company continues to evaluate the carrying value of its Venezuelan investments in line with its accounting policies. Please see Note 14, "Investments and Advances", on page 69 in the company's 2018 Annual Report on Form 10-K for further information on the company’s investments in equity affiliates in Venezuela. Future events related to the company’s activities in Venezuela may result in significant impacts on the company's results of operation in future periods.

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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2019, and December 31, 2018, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2019				At December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$58	$58	$—	$—	$53	$53	$—	$—
Derivatives	2	—	2	—	283	185	98	—
Total Assets at Fair Value	$60	$58	$2	$—	$336	$238	$98	$—
Derivatives	45	27	18	—	12	—	12	—
Total Liabilities at Fair Value	$45	$27	$18	$—	$12	$—	$12	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2019.
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
Assets carried at fair value at June 30, 2019, and December 31, 2018, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market funds. “Cash and cash equivalents” had carrying/fair values of $8.5 billion and $9.3 billion at June 30, 2019, and December 31, 2018, respectively. The instruments held in "Time deposits" are bank time deposits with maturities greater than 90 days and had carry/fair values of zero and $1.0 billion at June 30, 2019, and December 31, 2018, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2019.
Restricted Cash had a carrying/fair value of $1.2 billion and $1.1 billion at June 30, 2019, and December 31, 2018, respectively. At June 30, 2019, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream abandonment activities, refundable deposits related to pending asset sales and a financing program, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt and finance lease obligations, of $14.9 billion and $18.7 billion at June 30, 2019, and December 31, 2018, respectively. The fair value of long-term debt at June 30, 2019, and December 31, 2018 was $15.5 billion and $18.7 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $14.6 billion. The fair value of other long-term debt classified as Level 2 is $0.9 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2019, and December 31, 2018, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2019, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2019
					Before-Tax Loss
					Three Months Ended	Six Months Ended
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—	$7
Properties, plant and equipment, net (held for sale)	45	—	45	—	17	30
Investments and advances	11	—	—	11	2	5
Total Assets at Fair Value	$56	$—	$45	$11	$19	$42

Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2019.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at June 30, 2019, and December 31, 2018, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of Contract	Balance Sheet Classification	At June 30, 2019	At December 31, 2018
Commodity	Accounts and notes receivable, net	$2	$279
Commodity	Long-term receivables, net	—	4
Total Assets at Fair Value		$2	$283
Commodity	Accounts payable	$43	$12
Commodity	Deferred credits and other noncurrent obligations	2	—
Total Liabilities at Fair Value		$45	$12

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Contract	Statement of Income Classification	2019	2018	2019	2018
Commodity	Sales and other operating revenues	$(6)	$(165)	$(244)	$(177)
Commodity	Purchased crude oil and products	(2)	(18)	(9)	(26)
Commodity	Other income	(3)	1	(3)	—
		$(11)	$(182)	$(256)	$(203)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2019, and December 31, 2018.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
(Millions of dollars)

	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2019
Derivative Assets	$1,269	$1,267	$2	$1	$1
Derivative Liabilities	$1,312	$1,267	$45	$3	$42

At December 31, 2018
Derivative Assets	$3,685	$3,402	$283	$—	$283
Derivative Liabilities	$3,414	$3,402	$12	$—	$12

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."
Note 16. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $10.2 billion and $10.0 billion at June 30, 2019, and December 31, 2018, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2019 Compared with Second Quarter 2018
And Six Months 2019 Compared with Six Months 2018
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Upstream
United States	$896	$838	$1,644	$1,486
International	2,587	2,457	4,962	5,161
Total Upstream	3,483	3,295	6,606	6,647
Downstream
United States	465	657	682	1,099
International	264	181	299	467
Total Downstream	729	838	981	1,566
Total Segment Earnings	4,212	4,133	7,587	8,213
All Other	93	(724)	(633)	(1,166)
Net Income Attributable to Chevron Corporation (1) (2)	$4,305	$3,409	$6,954	$7,047
__________________________________________
(1) Includes foreign currency effects.	$15	$265	$(122)	$394
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2019 was $4.31 billion ($2.27 per share — diluted), compared with $3.41 billion ($1.78 per share — diluted) in the corresponding 2018 period. Net income attributable to Chevron Corporation for the first six months of 2019 was $6.95 billion ($3.66 per share — diluted), compared with $7.05 billion ($3.68 per share — diluted) in the first six months of 2018.
Upstream earnings in second quarter 2019 were $3.48 billion compared with $3.30 billion a year earlier. The increase was due to higher crude oil and natural gas sales volumes and lower tax items, partially offset by lower crude oil and natural gas realizations. Earnings for the first six months of 2019 were $6.61 billion compared with $6.65 billion a year earlier. The decrease was driven primarily by lower crude oil realizations, partially offset by higher crude oil and natural gas sales volumes. Foreign currency effects had an unfavorable impact on earnings of $483 million between periods.
Downstream earnings in second quarter 2019 were $729 million compared with $838 million in the corresponding 2018 period. The decrease was primarily due to lower margins on refined product sales and lower equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem). Earnings for the first six months of 2019 were $981 million compared with $1.57 billion in the corresponding 2018 period. The decrease was due primarily to lower margins on refined product sales.
Refer to pages 30 through 32 for additional discussion of results by business segment and “All Other” activities for second quarter and first six months of 2019 versus the same periods in 2018.
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
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the second quarter of 2019 and 2018.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 of this report and to "Risk Factors" on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. The company's asset sale program for 2018 through 2020 is targeting before-tax proceeds of $5-10 billion. Proceeds related to asset sales were $2.9 billion from January 2018 through June 2019.
On April 12, 2019, the company announced it had entered into an agreement (Merger Agreement) to acquire Anadarko Petroleum Corporation (Anadarko). Anadarko then received a revised acquisition proposal from a third party which Anadarko's board of directors deemed a Superior Proposal, as defined in the Merger Agreement, on May 6, 2019. On May 9, 2019, the company announced it would not make a counterproposal to increase its offer. The Merger Agreement was subsequently terminated, and under the terms of the Merger Agreement, the company was paid a $1 billion termination fee.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, tariffs or other taxes imposed on goods or services, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services. Cost pressures are slowing in rig-related services across North America's unconventional markets. As the industry remains highly focused on the Permian Basin, new pipeline capacity may drive up well completion activity and result in some cost pressure in late 2019. International and offshore rig markets are showing early indications of activity leveling off. International projects are moving forward, which could also lead to cost pressures in certain categories. Service and equipment companies continue to exercise capital discipline in the management of inventories and personnel in an effort to recover rates and margins.
Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $71 per barrel for the full-year 2018. During the second quarter 2019, Brent averaged $69 per barrel and ended July at about $64. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent began 2019 at $53 per barrel and steadily increased throughout the first quarter 2019 due to a tightening supply picture with the implementation of a new round of production cuts by OPEC and their allies and U.S. sanctions on Venezuela and Iran. Prices fell from their highs in June amid growing concern about future oil demand growth due to trade war tensions and policy uncertainties as well as rising U.S. crude production and inventories.
The WTI price averaged $65 per barrel for the full-year 2018. During the second quarter 2019, WTI averaged $60 per barrel and ended July at about $59. WTI continues to trade at a discount to Brent in 2019 due to growing U.S. production and pipeline bottlenecks getting the inland crude to the coast.
Chevron has interests in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 36 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply-and-demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $2.73 per thousand cubic feet (MCF) for the first six months of 2019, compared with $2.92 during the first six months of 2018. At the end of July 2019, the Henry Hub spot price was $2.23 per MCF. Increased production in the Permian Basin has resulted in insufficient gas pipeline and fractionation capacity in the near-term, leading to depressed natural gas and natural gas liquids prices in West Texas. A sizable portion of Chevron's U.S. natural gas production comes from the Permian Basin, resulting in natural gas realizations that are significantly lower than the Henry Hub price.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales realizations averaged $6.00 per MCF during the first six months of 2019, compared with $5.75 per MCF in the same period last year. (See page 36 for the company’s average natural gas sales prices for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first six months of 2019 averaged 3.061 million barrels per day, 8 percent higher than the year-ago period. About one-sixth of the company’s net oil-equivalent production in the first six months of 2019 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the second quarter of 2019 or 2018.
The company estimates that net oil-equivalent production in 2019 will grow 4 to 7 percent compared to 2018, assuming a Brent crude oil price of $60 per barrel and excluding the impact of 2019 asset sales. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction; reservoir performance; greater-than-expected declines in production from mature fields; start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production. The company has increased its investment emphasis on short-cycle projects.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. As of early August 2019, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of Partitioned Zone production have not been significant.
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. Refer to Note 13 on page 22 under the heading "Other Contingencies" for more information on the company's activities in Venezuela.
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

Operating Developments
Noteworthy operating developments in recent months included the following:

•	Denmark — Completed the sale of upstream interests in early April.

•	United States — In early May, the company completed the acquisition of a refinery in Pasadena, Texas.
The company purchased $1.0 billion of its common stock in second quarter 2019 under its share repurchase program.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 8, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
U.S. Upstream Earnings	$896	$838	$1,644	$1,486
U.S. upstream operations earned $896 million in second quarter 2019, compared with $838 million from a year earlier. The improvement primarily reflected higher crude oil production of $470 million, partially offset by lower crude oil and natural gas prices of $230 million and $70 million, respectively, higher operating and depreciation expenses primarily related to increased Permian Basin activity of $40 million and $30 million, respectively, and higher tax items of $30 million.
U.S. upstream earned $1.64 billion for the first six months of 2019, compared with earnings of $1.49 billion from a year earlier. The improvement primarily reflected higher crude oil production of $870 million, partially offset by lower crude oil and natural gas prices of $520 million and $100 million, respectively, and higher operating expenses of $130 million primarily related to increased Permian Basin activity.
The company's average realization per barrel for U.S. crude oil and natural gas liquids was $52 in second quarter 2019, down from $59 a year earlier. The average six-month realization per barrel for U.S. crude oil and natural gas liquids was $50 in 2019, compared to $57 a year earlier. The average natural gas realization in second quarter 2019 was $0.68 per thousand cubic feet, compared with $1.61 in second quarter 2018. The average six-month natural gas realization was $1.17 per thousand cubic feet in 2019 and $1.81 in 2018.
Net oil-equivalent production of 898,000 barrels per day in second quarter 2019 was up 159,000 barrels per day, or 22 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico, and base business in the Gulf of Mexico, were partially offset by normal field declines. Net oil-equivalent production of 891,000 barrels per day in the first six months of 2019 was up 155,000 barrels per day, or 21 percent, from a year earlier. The production increase was largely due to shale and tight properties in the Permian Basin in Texas and New Mexico.
The net liquids component of oil-equivalent production of 710,000 barrels per day in second quarter 2019 was up 23 percent from the corresponding 2018 period. The net liquids component of oil-equivalent production of 700,000 barrels per day in the 2019 six-month period was up 23 percent from the 2018 period. Net natural gas production was 1.13 billion cubic feet per day in second quarter 2019, an increase of 15 percent from the 2018 comparative period. Net natural gas production was 1.15 billion cubic feet per day in the first six months of 2018, an increase of 16 percent from the 2018 period.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
International Upstream Earnings*	$2,587	$2,457	$4,962	$5,161
_______________________
* Includes foreign currency effects	$22	$217	$(146)	$337
International upstream operations earned $2.59 billion in second quarter 2019, compared with $2.46 billion a year ago. The increase in earnings was mostly due to higher natural gas sales volumes of $340 million, tax benefits of $230 million, mostly associated with a reduction in the Alberta, Canada corporate income tax rate, lower operating expenses of $200 million, and higher gains on asset sales of $80 million. Partially offsetting these effects were lower crude oil and natural gas realization of $270 million and $240 million, respectively. Foreign currency effects had an unfavorable impact on earnings of $195 million between periods.
Earnings for the first six months of 2019 were $4.96 billion, compared with $5.16 billion from a year earlier. Higher natural gas sales volumes of $470 million, lower operating expenses of $200 million and tax benefits of $170 million, mostly associated with a reduction in the Alberta, Canada corporate income tax rate, were partially offset by lower crude oil realizations of $500 million. Foreign currency effects had an unfavorable impact on earnings of $483 million between periods.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2019 was $62, compared with $68 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2019 was $60, compared with $64 a year earlier. The average natural gas realization in second quarter 2019 was $5.43 per thousand cubic feet, compared with $5.64 in the 2018 period. The average natural gas realization in the first six months of 2019 was $6.00 per thousand cubic feet, compared with $5.75 in the 2018 period.
International net oil-equivalent production of 2.19 million barrels per day in second quarter 2019 was up 99,000 barrels per day, or 5 percent, from the corresponding 2018 period. Production increases from Wheatstone and other major capital projects, base business, and shale and tight properties, were partially offset by normal field declines and the effect of asset sales.
International net oil-equivalent production of 2.17 million barrels per day in the first six months of 2019 was up 67,000 barrels per day, or 3 percent, from a year earlier. Production increases from Wheatstone and other major capital projects, and base business, were partially offset by normal field declines.
The net liquids component of oil-equivalent production of 1.15 million barrels per day in second quarter 2019 was unchanged from the 2018 period. The net liquids component of oil-equivalent production of 1.17 million barrels per day in the first six months of 2019 was unchanged from the 2018 period. Net natural gas production of 6.20 billion cubic feet per day in second quarter 2019 increased 10 percent from the 2018 period. Net natural gas production of 6.01 billion cubic feet per day in the first six months of 2019 increased 7 percent from the 2018 period.
Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
U.S. Downstream Earnings	$465	$657	$682	$1,099
U.S. downstream operations earned $465 million in second quarter 2019, compared with earnings of $657 million a year earlier. The decrease was primarily due to lower margins on refined product sales of $90 million and lower equity earnings of $40 million from CPChem.
Earnings for the first six months of 2019 were $682 million, compared with earnings of $1.10 billion a year earlier. The decrease was primarily due to lower margins on refined product sales of $280 million and lower equity earnings from the 50 percent-owned CPChem of $100 million.

Refinery crude oil input in second quarter 2019 increased 12 percent from the year-ago period to 960,000 barrels per day, primarily due to the absence of second quarter 2018 planned turnaround activity and the purchase of the Pasadena refinery in Texas. For the first six months of 2019, crude oil input was 911,000 barrels per day, up 2 percent from the corresponding 2018 period. Refined product sales of 1.28 million barrels per day were up 3 percent from second quarter 2018. Refined product sales of 1.24 million barrels per day in the six-month period were up 2 percent from the first six months of 2018.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
International Downstream Earnings*	$264	$181	$299	$467
_______________________
* Includes foreign currency effects	$(9)	$44	$22	$55
International downstream operations earned $264 million in second quarter 2019, compared with $181 million a year earlier. The increase in earnings was largely due to higher margins on refined product sales of $50 million and a post-close working capital adjustment related to the 2018 sale of the Cape Town refinery in South Africa of $40 million. Foreign currency effects had an unfavorable impact on earnings of $53 million between periods.
Earnings for the first six months of 2019 were $299 million, compared with $467 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $270 million, partially offset by a post-close working capital adjustment of the 2018 sale of the Cape Town refinery in South Africa of $40 million. Foreign currency effects had a unfavorable impact on earnings of $33 million between periods.
Refinery crude oil input of 599,000 barrels per day in second quarter 2019 decreased 140,000 barrels per day from the year-ago period, mainly due to the sale of the company’s interest in the Cape Town refinery in third quarter 2018 and maintenance at the GS Caltex refinery in Yeosu, South Korea in second quarter 2019. For the first six months of 2019, crude input was 634,000 barrels per day, down 13 percent from the year-ago period. This decrease is mainly due to the sale of the company's interest in the Cape Town refinery.
Total refined product sales of 1.26 million barrels per day in second quarter 2019 were down 14 percent from the year-ago period, mainly due to the sale of the southern Africa refining and marketing business in third quarter 2018. Total refined product sales for the first six months of 2019 of 1.34 million barrels per day were down 8 percent from the year-ago period, mainly due to the sale of the southern Africa refining and marketing business in third quarter 2018.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Earnings/(Charges)*	$93	$(724)	$(633)	$(1,166)
______________________
* Includes foreign currency effects	$2	$4	$2	$2
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net earnings in second quarter 2019 were $93 million, compared with charges of $724 million a year earlier. The change between periods was mainly due to receipt of the Anadarko termination fee and lower corporate expenses. Foreign currency effects increased net charges by $2 million between periods.
Net charges for the first six months of 2019 were $633 million, compared with $1.17 billion a year earlier. The change between periods was mainly due to receipt of the Anadarko termination fee, partially offset by higher corporate charges and higher tax items. Foreign currency effects were unchanged between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$36,323	$40,491	$70,512	$76,459
Sales and other operating revenues decreased $4.17 billion for the quarterly period, mainly due to lower refined product prices and lower refined product and crude oil volumes. Sales and other operating revenues decreased $5.95 billion for the six-month period, mainly due to lower refined product and crude oil prices and volumes respectively, partially offset by higher natural gas volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Income from equity affiliates	$1,196	$1,493	$2,258	$3,130
Income from equity affiliates in the quarterly period decreased, mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan and lower downstream-related earnings from GS Caltex in South Korea and CPChem. Income from equity affiliates in the six-month period decreased mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan, Petroboscan and Petropiar in Venezuela, and lower downstream-related earnings from GS Caltex in South Korea and CPChem.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Other income	$1,331	$252	$1,280	$411
Other income for the quarterly and the six-month period increased due to the receipt of the Anadarko termination fee.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Purchased crude oil and products	$20,835	$24,744	$40,538	$45,977
Purchases decreased $3.91 billion for the quarterly period and $5.44 billion for the six-month period, primarily due to lower crude oil volumes and prices.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,263	$6,230	$12,133	$11,654
Operating, selling, general and administrative expenses increased $33 million and $479 million between the quarterly and six month periods, respectively, primarily due to higher transportation and services and fees, partially offset by the absence of a receivable write-down.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Exploration expenses	$141	$177	$330	$335
The decrease in exploration expenses for the quarterly period was mainly due to lower well write-offs. The decrease in the six-month period was primarily due to lower geological and geophysical expenses, partially offset by higher charges for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Depreciation, depletion and amortization	$4,334	$4,498	$8,428	$8,787
Depreciation, depletion and amortization expenses in second quarter 2019 and for the six-month period decreased mainly due to lower rates, impacts associated with assets held for sale, and lower impairments, partially offset by higher production.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Taxes other than on income	$1,047	$1,363	$2,108	$2,707
Taxes other than on income for the second quarter and six-month periods in 2019 were lower mainly due to lower local and municipal taxes and licenses as a result of the company's divestment of its downstream interest in southern Africa in third quarter 2018.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Interest and debt expense	$198	$217	$423	$376
Interest and debt expenses for the quarter decreased mainly due to lower financing interest, partially offset by the amount of interest capitalized. The increase for the six-month period was mainly due to a decrease in the amount of interest capitalized, partially offset by lower financing interest.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Other components of net periodic benefit costs	$97	$102	$198	$186
Other components of net periodic benefit costs in second quarter were largely unchanged. For the six-month period, other components of net periodic benefit costs increased due to lower plan assets and increases in interest expense, partially offset by a decrease in the amortization of actuarial losses.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
Income tax expense	$1,645	$1,483	$2,960	$2,897
The increase in income tax expense between quarterly periods of $162 million is consistent with the increase in total income before tax for the company of $1.03 billion.

U.S. income before tax increased from $1.04 billion in second quarter 2018 to $1.98 billion in 2019. This increase in income was primarily driven by the receipt of the Anadarko merger termination fee and the effect of higher production offset by lower prices. The increase in income had a direct impact on the company’s U.S. income tax cost resulting in an increase to tax expense of $248 million between year-over-year periods, from $252 million in 2018 to $500 million in 2019.
International income before tax increased from $3.86 billion in second quarter 2018 to $3.96 billion in 2019. This $94 million increase was primarily driven by higher production, offset by lower crude oil and natural gas prices. The international income tax expense decreased between year-over-year periods, from $1.23 billion in 2018 to $1.14 billion in 2019. This decrease in income tax expense was primarily due to the reduction of the corporate tax rate in Alberta, Canada.
The company's increase in income tax expense for the first six months of 2019 of $63 million was primarily due to the change in effective tax rate from 29 percent in 2018 to 30 percent in 2019 while the total before-tax income was similar between the six-month periods, $9.98 billion in 2018 and $9.89 billion in 2019.
U.S. income before tax for the first six months increased from $1.90 billion in 2018 to $2.35 billion in 2019. This increase in income was primarily driven by the receipt of the Anadarko merger termination fee and higher production, offset by lower prices. The increase in income had a direct impact on the company’s U.S. income tax cost, resulting in an increase in tax expense of $166 million between year-over-year periods, from an expense of $474 million in 2018 to $640 million in 2019.
International income before tax for the first six months decreased from $8.08 billion in 2018 to $7.55 billion in 2019. This $530 million decrease was primarily driven by lower crude oil and natural gas prices, offset by higher production. The decrease in income and the benefit due to a reduction of the corporate tax rate in Alberta, Canada, partially offset by the jurisdictional mix effect, resulted in a decrease in international income tax expense between year-over-year periods, from $2.42 billion in 2018 to $2.32 billion in 2019.
Refer also to the discussion of the effective income tax rate in Note 11 on page 17.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	710	575	700	571
Net natural gas production (MMCFPD)(3)	1,130	980	1,146	986
Net oil-equivalent production (MBOEPD)	898	739	891	736
Sales of natural gas (MMCFPD)	3,744	3,289	3,998	3,349
Sales of natural gas liquids (MBPD)	115	117	112	109
Revenue from net production
Liquids ($/Bbl)	$52.41	$58.79	$50.48	$57.47
Natural gas ($/MCF)	$0.68	$1.61	$1.17	$1.81
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,153	1,148	1,169	1,167
Net natural gas production (MMCFPD)(3)	6,197	5,636	6,006	5,618
Net oil-equivalent production (MBOEPD)(4)	2,186	2,087	2,170	2,103
Sales of natural gas (MMCFPD)	6,007	4,979	5,922	5,225
Sales of natural gas liquids (MBPD)	39	35	39	35
Revenue from liftings
Liquids ($/Bbl)	$62.03	$67.61	$59.92	$64.36
Natural gas ($/MCF)	$5.43	$5.64	$6.00	$5.75
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,084	2,826	3,061	2,839
U.S. Downstream
Gasoline sales (MBPD)(5)	689	642	654	622
Other refined product sales (MBPD)	589	601	581	592
Total refined product sales (MBPD)	1,278	1,243	1,235	1,214
Sales of natural gas liquids (MBPD)	89	73	90	64
Refinery input (MBPD)	960	856	911	892
International Downstream
Gasoline sales (MBPD)(5)	273	297	268	314
Other refined product sales (MBPD)	650	800	706	772
Share of affiliate sales (MBPD)	340	378	365	370
Total refined product sales (MBPD)	1,263	1,475	1,339	1,456
Sales of natural gas liquids (MBPD)	81	62	77	61
Refinery input (MBPD)	599	739	634	726
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	31	32	34	34
International	614	568	611	570
(4) Includes net production of synthetic oil:
Canada	49	50	50	52
Venezuela affiliate	0	24	5	24
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $8.6 billion at June 30, 2019 and $10.3 billion at year-end 2018. Cash provided by operating activities in the first six months of 2019 was $13.8 billion, compared with $11.9 billion in the year-ago period. Cash capital and exploratory expenditures totaled $6.9 billion in the first six months of 2019, up $361 million from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $891 million and $46 million, respectively, in the first six months of 2019, compared to $693 million and $96 million, respectively, in the year-ago period.
Dividends The company paid dividends of $4.5 billion to common stockholders during the first six months of 2019. In July 2019, the company declared a quarterly dividend of $1.19 per common share, payable in September 2019.
Debt and Finance Lease Obligations Chevron’s total debt and finance lease obligations were $30.6 billion at June 30, 2019, down from $34.5 billion at December 31, 2018, as the company repaid long-term notes that matured during the first six months of 2019.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at June 30, 2019 was $7.3 billion. The company’s debt and finance lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $15.5 billion at June 30, 2019, and $15.6 billion at December 31, 2018. Of these amounts, $9.9 billion was reclassified to long-term at both June 30, 2019, and December 31, 2018. At June 30, 2019, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2019, the company had $9.9 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $9,575 million and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $325 million five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2019. In addition, the company has an automatic shelf registration statement that expires in May 2021 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of June 30, 2019, the company had purchased 10.2 million shares for $1.2 billion, resulting in $23.8 billion remaining under the authorized program. During the second quarter 2019, the company purchased a total of 8.3 million shares for $1.0 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.
Noncontrolling Interests The company had noncontrolling interests of $1.1 billion at June 30, 2019 and at December 31, 2018. There were distributions of $8 million to noncontrolling interests during the first six months of 2019 compared to $55 million for the same period in 2018.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.1 at June 30, 2019, and 1.3 at December 31, 2018. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At June 30, 2019, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage, was 16.4 percent at June 30, 2019, and 18.2 percent at December 31, 2018.
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $10.0 billion in the first six months of 2019, compared with $9.2 billion in the corresponding 2018 period. The amounts included the company’s share of affiliates’ expenditures of $3.1 billion and $2.7 billion in the 2019 and 2018 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2019 were $8.6 billion, representing 85 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Millions of dollars)
United States
Upstream	$1,956	$1,687	$3,827	$3,263
Downstream	671	379	1,054	778
All Other	52	48	131	84
Total United States	2,679	2,114	5,012	4,125
International
Upstream	2,415	2,572	4,736	4,885
Downstream	189	128	266	209
All Other	5	2	8	2
Total International	2,609	2,702	5,010	5,096
Worldwide	$5,288	$4,816	$10,022	$9,221
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
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 22 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included beginning on page 22 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 22 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2019, does not differ materially from that discussed under Item 7A of Chevron’s 2018 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2019.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2019, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2019 and any material developments with respect to matters previously reported in Chevron’s 2018 Annual Report on Form 10-K.
On April 24, 2019, Chevron received a proposal from California’s Bay Area Air Quality Management District seeking to resolve certain Notices of Violation (NOVs) related to alleged violations that occurred at Chevron’s refinery in Richmond, California, and the Richmond terminal between 2016 and 2018. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
On April 25, 2019, Chevron received correspondence from California’s South Coast Air Quality Management District seeking to resolve certain NOVs related to alleged violations that occurred at Chevron's refinery in El Segundo, California, between 2018 and 2019. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
Chevron acquired the refinery in Pasadena, Texas (Pasadena Refining System, Inc. and PRSI Trading LLC) on May 1, 2019. The Pasadena refinery has multiple outstanding NOVs related to air emissions at the refinery that were issued by the Texas Commission on Environmental Quality. The Pasadena refinery is currently negotiating a resolution of the NOVs with the Texas Attorney General. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.

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
Information about risk factors for the six months ended June 30, 2019, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
Apr. 1 – Apr. 30, 2019	11,193	$124.94	—	$24.8
May 1 – May 31, 2019	4,365,022	118.99	4,365,022	24.3
June 1 – June 30, 2019	3,952,857	121.58	3,952,854	23.8
Total	8,329,072	$120.23	8,317,876
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

(2)	Refer to "Liquidity and Capital Resources" on pages 37 and 38 for additional information regarding the company's authorized stock repurchase program.

Item 5.	Other Information
Rule 10b5-1 Plan Elections
Pierre R. Breber, Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan in May 2019. Mr. Breber’s plan provides for the potential exercise of vested stock options and the associated sale of up to 28,000 shares of Chevron common stock between August 2019 and May 2020.
Jay W. Johnson, Executive Vice President, entered into a pre-arranged stock trading plan in May 2019. Mr. Johnson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 116,000 shares of Chevron common stock between August 2019 and April 2021.
These trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.	Exhibits

Exhibit Index
Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 11, 2019, among Chevron Corporation, Justify Merger Sub 1 Inc., Justify Merger Sub 2 Inc. and Anadarko Petroleum Corporation, filed as Exhibit 2.1 to Chevron Corporation's Report on Form 8-K dated April 16, 2019, and incorporated herein by reference

10.1+*	Form of Retainer Stock Option Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan
10.2+*	Form of Stock Units Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
101.SCH*	iXBRL Schema Document
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.LAB*	iXBRL Label Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (contained in Exhibit 101)
Attached as Exhibit 101 to this report are documents formatted in iXBRL (Inline Extensible Business Reporting Language). The financial information contained in the iXBRL-related documents is “unaudited” or “unreviewed.”
______________________________

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 7, 2019