Form 10-Q
period 2019-09-30
CHEVRON CORP
filed 2019-11-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,890,872,188 shares of the Company's common stock outstanding on September 30, 2019.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2019, and 2018	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2019, and 2018	4
	Consolidated Balance Sheet at September 30, 2019, and December 31, 2018	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2019, and 2018	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2019, and 2018	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signature		42

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

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$34,779	$42,105	$105,291	$118,564
Income from equity affiliates	1,172	1,555	3,430	4,685
Other income (loss)	165	327	1,445	738
Total Revenues and Other Income	36,116	43,987	110,166	123,987
Costs and Other Deductions
Purchased crude oil and products	19,882	24,681	60,420	70,658
Operating expenses	5,325	4,985	15,398	14,899
Selling, general and administrative expenses	954	1,018	3,014	2,758
Exploration expenses	168	625	498	960
Depreciation, depletion and amortization	4,361	5,380	12,789	14,167
Taxes other than on income	1,059	1,259	3,167	3,966
Interest and debt expense	197	182	620	558
Other components of net periodic benefit costs	121	158	319	344
Total Costs and Other Deductions	32,067	38,288	96,225	108,310
Income Before Income Tax Expense	4,049	5,699	13,941	15,677
Income Tax Expense	1,469	1,643	4,429	4,540
Net Income	2,580	4,056	9,512	11,137
Less: Net income (loss) attributable to noncontrolling interests	—	9	(22)	43
Net Income Attributable to Chevron Corporation	$2,580	$4,047	$9,534	$11,094
Per Share of Common Stock:
Net Income Attributable to Chevron Corporation
— Basic	$1.38	$2.13	$5.06	$5.84
— Diluted	$1.36	$2.11	$5.02	$5.79
Weighted Average Number of Shares Outstanding (000s)
— Basic	1,880,607	1,900,717	1,885,931	1,899,044
— Diluted	1,893,928	1,917,474	1,899,193	1,916,562

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Net Income	$2,580	$4,056	$9,512	$11,137
Currency translation adjustment	(33)	(2)	(32)	(12)
Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	2	1	2	(6)
Derivatives:
Net derivatives loss on hedge transactions	—	—	(1)	—
Income tax benefit on derivatives transactions	3	—	3	—
Total	3	—	2	—
Defined benefit plans:
Actuarial gain (loss):
Amortization to net income of net actuarial and settlement losses	150	214	400	522
Actuarial gain (loss) arising during period	—	(92)	(4)	(94)
Prior service cost:
Amortization to net income of net prior service costs (credits)	(4)	(2)	(11)	(9)
Prior service cost arising during period	—	—	1	—
Defined benefit plans sponsored by equity affiliates	3	5	8	18
Income tax expense on defined benefit plans	(33)	(21)	(91)	(95)
Total	116	104	303	342
Other Comprehensive Gain, Net of Tax	88	103	275	324
Comprehensive Income	2,668	4,159	9,787	11,461
Comprehensive loss (income) attributable to noncontrolling interests	—	(9)	22	(43)
Comprehensive Income Attributable to Chevron Corporation	$2,668	$4,150	$9,809	$11,418

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2019	At December 31, 2018
	(Millions of dollars)
ASSETS
Cash and cash equivalents	$11,697	$9,342
Time deposits	—	950
Marketable securities	58	53
Accounts and notes receivable, net	12,966	15,050
Inventories
Crude oil and petroleum products	3,722	3,383
Chemicals	480	487
Materials, supplies and other	1,749	1,834
Total inventories	5,951	5,704
Prepaid expenses and other current assets	3,316	2,922
Total Current Assets	33,988	34,021
Long-term receivables, net	1,584	1,942
Investments and advances	38,327	35,546
Properties, plant and equipment, at cost	338,699	340,244
Less: Accumulated depreciation, depletion and amortization	174,336	171,037
Properties, plant and equipment, net	164,363	169,207
Deferred charges and other assets	10,716	6,766
Goodwill	4,507	4,518
Assets held for sale	3,052	1,863
Total Assets	$256,537	$253,863
LIABILITIES AND EQUITY
Short-term debt	$7,795	$5,726
Accounts payable	13,230	13,953
Accrued liabilities	6,523	4,927
Federal and other taxes on income	1,542	1,628
Other taxes payable	1,143	937
Total Current Liabilities	30,233	27,171
Long-term debt	25,056	28,733
Deferred credits and other noncurrent obligations	21,555	19,742
Noncurrent deferred income taxes	17,100	15,921
Noncurrent employee benefit plans	5,701	6,654
Total Liabilities*	99,645	98,221
Preferred stock (authorized 100,000,000 shares, $1.00 par value, none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2019, and December 31, 2018)	1,832	1,832
Capital in excess of par value	17,235	17,112
Retained earnings	183,783	180,987
Accumulated other comprehensive loss	(3,269)	(3,544)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (551,804,392 and 539,838,890 shares at September 30, 2019, and December 31, 2018, respectively)	(43,500)	(41,593)
Total Chevron Corporation Stockholders’ Equity	155,841	154,554
Noncontrolling interests	1,051	1,088
Total Equity	156,892	155,642
Total Liabilities and Equity	$256,537	$253,863
___________________________
* Refer to Note 13, "Other Contingencies and Commitments" beginning on page 21.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2019	2018
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$9,512	$11,137
Adjustments
Depreciation, depletion and amortization	12,789	14,167
Dry hole expense	137	596
Distributions less than income from equity affiliates	(1,897)	(2,526)
Net before-tax loss (gain) on asset retirements and sales	(106)	(560)
Net foreign currency effects	54	330
Deferred income tax provision	986	806
Net decrease (increase) in operating working capital	1,126	(1,882)
Decrease (increase) in long-term receivables	426	363
Net decrease (increase) in other deferred charges	(144)	(60)
Cash contributions to employee pension plans	(1,204)	(941)
Other	(22)	37
Net Cash Provided by Operating Activities	21,657	21,467
Investing Activities
Capital expenditures	(9,906)	(9,801)
Proceeds and deposits related to asset sales and returns of investment	1,088	2,116
Net maturities of (investments in) time deposits	950	—
Net sales (purchases) of marketable securities	2	(51)
Net repayment (borrowing) of loans by equity affiliates	(970)	78
Net Cash Used for Investing Activities	(8,836)	(7,658)
Financing Activities
Net borrowings (repayments) of short-term obligations	1,973	2,199
Proceeds from issuance of long-term debt	—	217
Repayments of long-term debt and other financing obligations	(3,868)	(5,227)
Cash dividends — common stock	(6,731)	(6,382)
Distributions to noncontrolling interests	(16)	(87)
Net sales (purchases) of treasury shares	(1,845)	337
Net Cash Used for Financing Activities	(10,487)	(8,943)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	5	(68)
Net Change in Cash, Cash Equivalents and Restricted Cash	2,339	4,798
Cash, Cash Equivalents and Restricted Cash at January 1	10,481	5,943
Cash, Cash Equivalents and Restricted Cash at September 30	$12,820	$10,741

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders'	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2018	$18,632	$176,899	$(3,368)	$(39,965)	$152,198	$1,182	$153,380
Treasury stock transactions	40	—	—	—	40	—	40
Net income (loss)	—	4,047	—	—	4,047	9	4,056
Cash dividends	—	(2,129)	—	—	(2,129)	(32)	(2,161)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	103	—	103	—	103
Purchases of treasury shares	—	—	—	(750)	(750)	—	(750)
Issuances of treasury shares	—	—	—	67	67	—	67
Other changes, net	—	—	—	—	—	(61)	(61)
Balance at September 30, 2018	$18,672	$178,816	$(3,265)	$(40,648)	$153,575	$1,098	$154,673

Balance at June 30, 2019	$18,776	$183,442	$(3,357)	$(42,466)	$156,395	$1,056	$157,451
Treasury stock transactions	51	—	—	—	51	—	51
Net income (loss)	—	2,580	—	—	2,580	—	2,580
Cash dividends	—	(2,237)	—	—	(2,237)	(8)	(2,245)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	88	—	88	—	88
Purchases of treasury shares	—	—	—	(1,250)	(1,250)	—	(1,250)
Issuances of treasury shares	—	—	—	216	216	—	216
Other changes, net	—	(1)	—	—	(1)	3	2
Balance at September 30, 2019	$18,827	$183,783	$(3,269)	$(43,500)	$155,841	$1,051	$156,892

Nine Months Ended September 30
Balance at December 31, 2017	$18,440	$174,106	$(3,589)	$(40,833)	$148,124	$1,195	$149,319
Treasury stock transactions	232	—	—	—	232	—	232
Net income (loss)	—	11,094	—	—	11,094	43	11,137
Cash dividends	—	(6,382)	—	—	(6,382)	(87)	(6,469)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	324	—	324	—	324
Purchases of treasury shares	—	—	—	(751)	(751)	—	(751)
Issuances of treasury shares	—	—	—	936	936	—	936
Other changes, net	—	—	—	—	—	(53)	(53)
Balance at September 30, 2018	$18,672	$178,816	$(3,265)	$(40,648)	$153,575	$1,098	$154,673

Balance at December 31, 2018	$18,704	$180,987	$(3,544)	$(41,593)	$154,554	$1,088	$155,642
Treasury stock transactions	123	—	—	—	123	—	123
Net income (loss)	—	9,534	—	—	9,534	(22)	9,512
Cash dividends	—	(6,731)	—	—	(6,731)	(16)	(6,747)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	275	—	275	—	275
Purchases of treasury shares	—	—	—	(2,789)	(2,789)	—	(2,789)
Issuances of treasury shares	—	—	—	882	882	—	882
Other changes, net	—	(5)	—	—	(5)	1	(4)
Balance at September 30, 2019	$18,827	$183,783	$(3,269)	$(43,500)	$155,841	$1,051	$156,892

(Number of Shares)	Common Stock - 2019				Common Stock - 2018
Three Months Ended September 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(544,258,109)	1,898,418,471		2,442,676,580	(526,529,480)	1,916,147,100
Purchases	—	(10,302,969)	(10,302,969)		—	(6,255,290)	(6,255,290)
Issuances	—	2,756,686	2,756,686		—	882,559	882,559
Balance at September 30	2,442,676,580	(551,804,392)	1,890,872,188		2,442,676,580	(531,902,211)	1,910,774,369

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(539,838,890)	1,902,837,690		2,442,676,580	(537,974,695)	1,904,701,885
Purchases	—	(23,342,737)	(23,342,737)		—	(6,262,987)	(6,262,987)
Issuances	—	11,377,235	11,377,235		—	12,335,471	12,335,471
Balance at September 30	2,442,676,580	(551,804,392)	1,890,872,188		2,442,676,580	(531,902,211)	1,910,774,369
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements
The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2019, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2018 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2019 and 2018 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2017	$(105)	$(5)	$(2)	$(3,477)	$(3,589)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(12)	(6)	—	(53)	(71)
Reclassifications	—	—	—	395	395
Net Other Comprehensive Income (Loss)	(12)	(6)	—	342	324
Balance at September 30, 2018	$(117)	$(11)	$(2)	$(3,135)	$(3,265)

Balance at December 31, 2018	$(124)	$(10)	$(2)	$(3,408)	$(3,544)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(32)	2	2	1	(27)
Reclassifications(2)	—	—	—	302	302
Net Other Comprehensive Income (Loss)	(32)	2	2	303	275
Balance at September 30, 2019	$(156)	$(8)	$—	$(3,105)	$(3,269)
_______________________________

(1)	All amounts are net of tax.

(2)
Refer to Note 9, Employee Benefits for reclassified components totaling $389 million that are included in employee benefit costs for the nine months ended September 30, 2019. Related income taxes for the same period, totaling $87 million, are reflected in "Income Tax Expense" on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Millions of dollars)	2019	2018
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$2,254	$(1,741)
Decrease (increase) in inventories	(20)	(749)
Decrease (increase) in prepaid expenses and other current assets	(286)	(310)
Increase (decrease) in accounts payable and accrued liabilities	(981)	887
Increase (decrease) in income and other taxes payable	159	31
Net decrease (increase) in operating working capital	$1,126	$(1,882)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$579	$502
Income taxes	$3,516	$3,526
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,021	$1,872
Returns of investment from equity affiliates	67	244
Proceeds and deposits related to asset sales and returns of investment	$1,088	$2,116
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$—	$—
Maturities of time deposits	950	—
Net maturities of (investments in) time deposits	$950	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(1)	$(51)
Marketable securities sold	3	—
Net sales (purchases) of marketable securities	$2	$(51)
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(1,050)	$—
Repayment of loans by equity affiliates	80	78
Net repayment (borrowing) of loans by equity affiliates	$(970)	$78
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$1,821	$2,452
Repayments of short-term obligations	(570)	(3,379)
Net borrowings (repayments) of short-term obligations with three months or less maturity	722	3,126
Net borrowings (repayments) of short-term obligations	$1,973	$2,199

The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The "Other" line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The “Net sales (purchases) of treasury shares” represents the cost of common shares acquired less the cost of shares issued for share-based compensation plans. During the first nine months in 2019 and 2018, the company purchased 23.3 million and 6.3 million shares under its share repurchase programs, respectively, for $2.8 billion and $750 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company paid dividends of $1.19 per share of common stock in third quarter 2019 and $3.57 per share in the first nine months of 2019. This compares to dividends of $1.12 and $3.36 per share paid in the corresponding year-ago periods.
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Nine Months Ended September 30
	2019	2018
	(Millions of dollars)
Additions to properties, plant and equipment	$9,713	$9,489
Additions to investments	69	36
Current-year dry hole expenditures	111	276
Payments for other assets and liabilities, net	13	—
Capital expenditures	9,906	9,801
Expensed exploration expenditures	361	364
Assets acquired through finance lease obligations and other financing obligations	146	65
Payments for other assets and liabilities, net	(13)	—
Capital and exploratory expenditures, excluding equity affiliates	10,400	10,230
Company's share of expenditures by equity affiliates	4,578	4,115
Capital and exploratory expenditures, including equity affiliates	$14,978	$14,345

The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2019	2018	2018	2017
	(Millions of dollars)
Cash and Cash Equivalents	$11,697	$9,686	$9,342	$4,813
Restricted cash included in "Prepaid expenses and other current assets"	370	277	341	405
Restricted cash included in "Deferred charges and other assets"	753	778	798	725
Total Cash, Cash Equivalents and Restricted Cash	$12,820	$10,741	$10,481	$5,943

Additional information related to "Restricted Cash" is included on page 24 in Note 14 under the heading "Restricted Cash."
Note 5. Assets Held For Sale
At September 30, 2019, the company classified $3.05 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2018 and the first nine months of 2019 were not material.
Note 6. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$11,991	$13,255
Costs and other deductions	5,971	5,780
Net income attributable to TCO	4,230	5,265

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$82,073	$93,434
Costs and other deductions	79,794	90,912
Net income attributable to CUSA	2,149	2,929

	At September 30, 2019	At December 31, 2018
	(Millions of dollars)
Current assets	$12,717	$12,819
Other assets	60,669	55,814
Current liabilities	14,640	16,376
Other liabilities	15,138	12,906
Total CUSA net equity	$43,608	$39,351
Memo: Total debt	$3,187	$3,049

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2019 and 2018, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Segment Earnings	2019	2018	2019	2018
	(Millions of dollars)
Upstream
United States	$727	$828	$2,371	$2,314
International	1,977	2,551	6,939	7,712
Total Upstream	2,704	3,379	9,310	10,026
Downstream
United States	389	748	1,071	1,847
International	439	625	738	1,092
Total Downstream	828	1,373	1,809	2,939
Total Segment Earnings	3,532	4,752	11,119	12,965
All Other
Interest expense	(187)	(171)	(591)	(524)
Interest income	48	37	142	84
Other	(813)	(571)	(1,136)	(1,431)
Net Income Attributable to Chevron Corporation	$2,580	$4,047	$9,534	$11,094

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2019, and December 31, 2018, are as follows:

Segment Assets	At September 30, 2019	At December 31, 2018
	(Millions of dollars)
Upstream
United States	$45,689	$42,594
International	149,424	153,861
Goodwill	4,507	4,518
Total Upstream	199,620	200,973
Downstream
United States	25,111	23,866
International	16,771	15,622
Total Downstream	41,882	39,488
Total Segment Assets	241,502	240,461
All Other
United States	4,542	5,100
International	10,493	8,302
Total All Other	15,035	13,402
Total Assets — United States	75,342	71,560
Total Assets — International	176,688	177,785
Goodwill	4,507	4,518
Total Assets	$256,537	$253,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2019 and 2018, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
Sales and Other Operating Revenues	2019	2018	2019	2018
	(Millions of dollars)
Upstream
United States	$5,602	$6,784	$17,411	$16,405
International	8,607	10,312	26,953	27,848
Subtotal	14,209	17,096	44,364	44,253
Intersegment Elimination — United States	(3,686)	(4,277)	(11,070)	(10,219)
Intersegment Elimination — International	(3,015)	(4,045)	(9,411)	(10,681)
Total Upstream	7,508	8,774	23,883	23,353
Downstream
United States	14,224	16,405	41,467	45,137
International	14,230	18,568	43,438	52,571
Subtotal	28,454	34,973	84,905	97,708
Intersegment Elimination — United States	(1,017)	(1,360)	(3,006)	(1,804)
Intersegment Elimination — International	(227)	(339)	(678)	(869)
Total Downstream	27,210	33,274	81,221	95,035
All Other
United States	270	264	763	759
International	5	6	12	16
Subtotal	275	270	775	775
Intersegment Elimination — United States	(209)	(207)	(576)	(583)
Intersegment Elimination — International	(5)	(6)	(12)	(16)
Total All Other	61	57	187	176
Sales and Other Operating Revenues
United States	20,096	23,453	59,641	62,301
International	22,842	28,886	70,403	80,435
Subtotal	42,938	52,339	130,044	142,736
Intersegment Elimination — United States	(4,912)	(5,844)	(14,652)	(12,606)
Intersegment Elimination — International	(3,247)	(4,390)	(10,101)	(11,566)
Total Sales and Other Operating Revenues	$34,779	$42,105	$105,291	$118,564

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
The components of net periodic benefit costs for 2019 and 2018 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Pension Benefits
United States
Service cost	$101	$120	$304	$360
Interest cost	100	93	298	278
Expected return on plan assets	(141)	(159)	(423)	(477)
Amortization of prior service costs (credits)	—	—	1	1
Amortization of actuarial losses (gains)	60	76	179	228
Settlement losses	87	128	207	260
Total United States	207	258	566	650
International
Service cost	34	36	105	109
Interest cost	49	49	153	155
Expected return on plan assets	(56)	(62)	(171)	(193)
Amortization of prior service costs (credits)	3	2	9	8
Amortization of actuarial losses (gains)	4	6	15	23
Settlement losses	—	3	1	3
Total International	34	34	112	105
Net Periodic Pension Benefit Costs	$241	$292	$678	$755
Other Benefits*
Service cost	$9	$10	$27	$31
Interest cost	24	24	72	72
Amortization of prior service costs (credits)	(7)	(7)	(21)	(21)
Amortization of actuarial losses (gains)	(1)	4	(2)	11
Net Periodic Other Benefit Costs	$25	$31	$76	$93
_ ___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2019, a total of $1.2 billion was contributed to employee pension plans (including $1.07 billion to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2019, the company contributed $128 million to its OPEB plans. The company anticipates contributing approximately $47 million during the remainder of 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Details of the right-of-use assets and lease liabilities for operating and finance leases, including the balance sheet presentation, are as follows:

	At September 30, 2019
	Operating Leases	Finance Leases
	(Millions of dollars)
Deferred charges and other assets	$4,265	$—
Properties, plant and equipment, net	—	301
Right-of-use assets (1)(2)	$4,265	$301
Accrued Liabilities	1,315	—
Short Term Debt	—	21
Current lease liabilities	1,315	21
Deferred credits and other noncurrent obligations	2,750	—
Long-term Debt	—	249
Noncurrent lease liabilities	2,750	249
Total lease liabilities	$4,065	$270

Weighted-average remaining lease term (in years)	5.3	15.6
Weighted-average discount rate	3.2%	4.9%
_______________________________________________
(1) Capitalized leased assets of $818 million are primarily from the Upstream segment, with accumulated amortization of $617 million at December 31, 2018.
(2) Includes non-cash additions of $1,152 million and $146 million right-of-use assets obtained in exchange for new and modified lease liabilities in 2019 for operating and finance leases, respectively.
Total lease costs consist of both amounts recognized in the Consolidated Statement of Income during the period and amounts capitalized as part of the cost of another asset. Total lease costs incurred for operating and finance leases were as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
	(Millions of dollars)
Operating lease costs*	$684	$1,804
Finance lease costs	35	55
Total lease costs	$719	$1,859
_______________________________________________
* Includes variable and short-term lease costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for amounts included in the measurement of lease liabilities was as follows:

Nine Months Ended September 30, 2019
(Millions of dollars)
Operating cash flows from operating leases	$1,029
Investing cash flows from operating leases	775
Operating cash flows from finance leases	10
Financing cash flows from finance leases	19

At September 30, 2019, the estimated future undiscounted cash flows for operating and finance leases were as follows:

		At September 30, 2019
		Operating Leases	Finance Leases
		(Millions of dollars)
Year	2019 (remaining months)	$409	$12
	2020	1,301	31
	2021	1,023	30
	2022	508	28
	2023	318	27
	2024	201	27
	Thereafter	688	220
	Total	$4,448	$375
Less: Amounts representing interest		383	105
Total lease liabilities		$4,065	$270

Additionally, the company has $872 million in future undiscounted cash flows for operating leases not yet commenced. These leases are primarily for a drill ship, a drilling rig, bareboat charters, and a facility. For those leasing arrangements where the underlying asset is not yet constructed, the lessor is primarily involved in the design and construction of the asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Income Taxes
The decrease in income tax expense between quarterly periods of $174 million, from $1.64 billion in 2018 to $1.47 billion in 2019, is a result of the year-over-year decrease in total income before income tax expense, which is primarily due to lower crude oil and natural gas prices. The company’s effective tax rate changed between quarterly periods from 29 percent in 2018 to 36 percent in 2019. The change in effective tax rate is primarily due to a current quarter tax charge of $430 million related to cash repatriation, and the consequence of the jurisdictional mix effect.
The decrease in income tax expense between nine-month periods of $111 million, from $4.54 billion in 2018 to $4.43 billion in 2019, is primarily a result of the decrease in total before-tax income between periods from $15.68 billion in 2018 to $13.94 billion in 2019. The company’s effective tax rate changed between nine-month periods from 29 percent in 2018 to 32 percent in 2019. The change in effective tax rate is primarily a consequence of a tax charge related to cash repatriation. Also contributing to the change was the jurisdictional mix effect resulting from earnings being generated in different tax jurisdictions, partially offset by the tax benefit related to a reduction in the Alberta, Canada corporate tax rate.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2019. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2000, Australia — 2006 and Kazakhstan — 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Off-Balance-Sheet Obligations The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which relate to suppliers’ financing arrangements. The agreements typically provide goods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. As part of the implementation of ASU 2016-02 (Topic 842), the company assessed some contracts, previously incorporated into the unconditional purchase obligations disclosure, as operating leases in first quarter 2019 results. In third quarter 2019, the company entered into two long-term throughput agreements to increase pipeline and export capacity from the Permian Basin totaling $3.2 billion.
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
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. During the third quarter 2019, net oil equivalent production in Venezuela averaged 32,000 barrels per day, none of which was upgraded to synthetic crude. The operating environment in Venezuela has been deteriorating for some time. In January 2019, the United States government issued sanctions against the Venezuelan national oil company, Petroleos de Venezuela, S.A. (PdVSA), which is the company’s partner in the equity affiliates. The company is conducting its business pursuant to general licenses and guidance issued coincident with the sanctions. In late July 2019, the United States government renewed General License 8A with the issuance of General License 8B, subsequently superseded by General License 8C issued on August 5, 2019. The authorization provided to Chevron under General License 8C was extended by General License 8D issued by the United States government on October 21, 2019. General License 8D enables the company to continue to meet its contractual obligations in Venezuela with PdVSA and is effective until January 22, 2020.
At September 30, 2019, the carrying value of the company’s investments was approximately $2.6 billion, and for the nine-month period ended September 30, 2019, the company recognized losses of $104 million for its share of net income from the equity affiliates, and for demurrage, foreign exchange losses and other costs incurred in support of the company's operations in Venezuela. Future events could result in the environment in Venezuela becoming more challenged, which could lead to increased business disruption and volatility in the associated financial results. The company continues to evaluate the carrying value of its Venezuelan investments in line with its accounting policies. Future events related to the company’s activities in Venezuela may result in significant impacts on the company's results of operation in subsequent periods. Please see Note 14,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Investments and Advances", on page 69 in the company's 2018 Annual Report on Form 10-K for further information on the company’s investments in equity affiliates in Venezuela.
Chevron receives claims from and submits claims to customers; trading partners; joint venture partners; U.S. federal, state and local regulatory bodies; governments; contractors; insurers; suppliers; and individuals. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve, and may result in gains or losses in future periods.
The company and its affiliates also continue to review and analyze their operations and may close, decommission, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in significant gains or losses in future periods.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2019, and December 31, 2018, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2019				At December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$58	$58	$—	$—	$53	$53	$—	$—
Derivatives	52	31	21	—	283	185	98	—
Total Assets at Fair Value	$110	$89	$21	$—	$336	$238	$98	$—
Derivatives	21	14	7	—	12	—	12	—
Total Liabilities at Fair Value	$21	$14	$7	$—	$12	$—	$12	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets carried at fair value at September 30, 2019, and December 31, 2018, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $11.7 billion and $9.3 billion at September 30, 2019, and December 31, 2018, respectively. The instruments held in "Time deposits" are bank time deposits with maturities greater than 90 days and had carrying/fair values of zero and $1.0 billion at September 30, 2019, and December 31, 2018, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2019.
Restricted Cash had a carrying/fair value of $1.1 billion at both September 30, 2019, and December 31, 2018. At September 30, 2019, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities and refundable deposits related to pending asset sales, which are reported in "Prepaid expenses and other current assets" and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt and finance lease obligations, of $14.9 billion and $18.7 billion at September 30, 2019, and December 31, 2018, respectively. The fair value of long-term debt at September 30, 2019, and December 31, 2018 was $15.7 billion and $18.7 billion, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds classified as Level 1 is $14.8 billion. The fair value of other long-term debt classified as Level 2 is $0.9 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2019, and December 31, 2018, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2019, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2019
					Before-Tax Loss
					Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—	$7
Properties, plant and equipment, net (held for sale)	117	—	117	—	55	85
Investments and advances	—	—	—	—	2	7
Total Assets at Fair Value	$117	$—	$117	$—	$57	$99

Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2019.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2019.
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
Derivative instruments measured at fair value at September 30, 2019, and December 31, 2018, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of Contract	Balance Sheet Classification	At September 30, 2019	At December 31, 2018
Commodity	Accounts and notes receivable, net	$49	$279
Commodity	Long-term receivables, net	3	4
Total Assets at Fair Value		$52	$283
Commodity	Accounts payable	$15	$12
Commodity	Deferred credits and other noncurrent obligations	6	—
Total Liabilities at Fair Value		$21	$12

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Contract	Statement of Income Classification	2019	2018	2019	2018
Commodity	Sales and other operating revenues	$55	$(80)	$(189)	$(257)
Commodity	Purchased crude oil and products	(7)	(10)	(16)	(36)
Commodity	Other income	—	1	(3)	1
		$48	$(89)	$(208)	$(292)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2019, and December 31, 2018.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2019
Derivative Assets	$1,358	$1,306	$52	$—	$52
Derivative Liabilities	$1,327	$1,306	$21	$—	$21

At December 31, 2018
Derivative Assets	$3,685	$3,402	$283	$—	$283
Derivative Liabilities	$3,414	$3,402	$12	$—	$12

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."
Note 16. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $9.4 billion and $10.0 billion at September 30, 2019, and December 31, 2018, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2019 Compared with Third Quarter 2018
And Nine Months 2019 Compared with Nine Months 2018
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Upstream
United States	$727	$828	$2,371	$2,314
International	1,977	2,551	6,939	7,712
Total Upstream	2,704	3,379	9,310	10,026
Downstream
United States	389	748	1,071	1,847
International	439	625	738	1,092
Total Downstream	828	1,373	1,809	2,939
Total Segment Earnings	3,532	4,752	11,119	12,965
All Other	(952)	(705)	(1,585)	(1,871)
Net Income Attributable to Chevron Corporation (1) (2)	$2,580	$4,047	$9,534	$11,094
__________________________________________
(1) Includes foreign currency effects.	$74	$(51)	$(48)	$343
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2019 was $2.58 billion ($1.36 per share — diluted), compared with $4.05 billion ($2.11 per share — diluted) in the corresponding 2018 period. Net income attributable to Chevron Corporation for the first nine months of 2019 was $9.53 billion ($5.02 per share — diluted), compared with $11.09 billion ($5.79 per share — diluted) in the first nine months of 2018.
Upstream earnings in third quarter 2019 were $2.70 billion compared with $3.38 billion a year earlier. The decrease was driven primarily by lower crude oil and natural gas realizations, partially offset by lower depreciation and exploration expense. Earnings for the first nine months of 2019 were $9.31 billion compared with $10.03 billion a year earlier. The decrease was driven primarily by lower crude oil and natural gas realizations, partially offset by higher crude oil and natural gas sales volumes, and lower depreciation and exploration expense. Foreign currency effects had an unfavorable impact on earnings of $392 million between periods.
Downstream earnings in third quarter 2019 were $828 million compared with $1.37 billion in the corresponding 2018 period. The decrease was primarily due to the absence of 2018 gains from asset sales and higher operating expenses. Earnings for the first nine months of 2019 were $1.81 billion compared with $2.94 billion in the corresponding 2018 period. The decrease was primarily due to lower margins on refined product sales, the absence of 2018 gains from asset sales and lower equity earnings from the 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem).
Refer to pages 30 through 32 for additional discussion of results by business segment and “All Other” activities for third quarter and first nine months of 2019 versus the same periods in 2018.
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
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the third quarter of 2019 and 2018.
Refer to the "Cautionary Statement Relevant to Forward-Looking Information" on page 2 of this report and to "Risk Factors" on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company's results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. The company's asset sale program for 2018 through 2020 is targeting before-tax proceeds of $5-10 billion. Proceeds related to asset sales were $3.0 billion from January 2018 through September 2019.
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
The company continues to actively manage its schedule of work, contracting, procurement and supply-chain activities to effectively manage costs. However, price levels for capital and exploratory costs and operating expenses associated with the production of crude oil and natural gas can be subject to external factors beyond the company’s control including, among other things, the general level of inflation, tariffs or other taxes imposed on goods or services, commodity prices and prices charged by the industry’s material and service providers, which can be affected by the volatility of the industry’s own supply-and-demand conditions for such materials and services.  As overall industry drilling activity continues to fall in North America, cost pressures for drilling and completion services may ease across the unconventional markets. As the Permian and Marcellus Basins lose momentum overall, the spot markets for services and materials are falling ahead of the cost indices. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company's results reflect the spot market trends. International and offshore rig markets are strengthening, with international projects moving forward and backlogs increasing, which could lead to cost pressures in certain categories.
Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $71 per barrel for the full-year 2018. During the third quarter 2019, Brent averaged $62 per barrel and ended October at about $59. The majority of the company’s equity crude production is priced based on the Brent benchmark. Brent began 2019 at $53 per barrel and steadily increased through the first half of the year as oil markets tightened due to OPEC production cuts and U.S. sanctions on Iran and Venezuela, which reduced supply. Prices then started to decline due to heightened concerns about a slowing macro economy and weakening oil demand growth amid trade tensions between the U.S. and China.
The WTI price averaged $65 per barrel for the full-year 2018. During the third quarter 2019, WTI averaged $56 per barrel and ended October at about $54. WTI continues to trade at a discount to Brent in 2019 but the spread narrowed in the third quarter due to pipeline debottlenecking projects enabling inland crude to gain access to refineries and export terminals on the U.S. Gulf Coast.
Chevron has interests in the production of heavy crude oil in California, Indonesia, the Partitioned Zone between Saudi Arabia and Kuwait, Venezuela and in certain fields in Angola, China and the United Kingdom sector of the North Sea. (See page 36 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply-and-demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $2.59 per thousand cubic feet (MCF) for the first nine months of 2019, compared with $2.91 during the first nine months of 2018. At the end of October 2019, the Henry Hub spot price was $2.63 per MCF. Increased production in the Permian Basin has resulted in insufficient gas pipeline and fractionation capacity in the near-term, leading to depressed natural gas and natural gas liquids prices in West Texas. A sizable portion of Chevron's U.S. natural gas production comes from the Permian Basin, resulting in natural gas realizations that are significantly lower than the Henry Hub price.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company's long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales realizations averaged $5.87 per MCF during the first nine months of 2019, compared with $6.10 per MCF in the same period last year. (See page 36 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2019 averaged 3.052 million barrels per day, 6 percent higher than the year-ago period. About 15 percent of the company’s net oil-equivalent production in the first nine months of 2019 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the third quarter of 2019 or 2018.
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
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015 as a result of difficulties in securing work and equipment permits. Net oil-equivalent production in the Partitioned Zone in 2014 was 81,000 barrels per day. As of early November 2019, production remained shut-in, and the exact timing of a production restart is uncertain and dependent on dispute resolution between Saudi Arabia and Kuwait. The financial effects from the loss of Partitioned Zone production have not been significant.
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. While the operating environment in Venezuela has been deteriorating for some time, the equity affiliates have continued to operate consistent with the authorization provided pursuant to general licenses issued by the United States government. It remains uncertain when the environment in Venezuela will stabilize, but the company remains committed to its personnel and operations in Venezuela. Refer to Note 13 on page 22 under the heading "Other Contingencies" for more information on the company's activities in Venezuela.
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

Operating Developments
Noteworthy operating developments in recent months included the following:

•	Azerbaijan — Signed an agreement to sell the company's interest in the Azeri-Chirag-Gunashli fields and Baku-Tbilisi-Ceyhan pipeline in early November.

•	Philippines — Signed an agreement to sell the company's interest in the Malampaya field in late October.

•	United States — Announced the sanction of a waterflood project in the St. Malo field in the Gulf of Mexico.
The company purchased $1.25 billion of its common stock in third quarter 2019 under its share repurchase program.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 8, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
U.S. Upstream Earnings	$727	$828	$2,371	$2,314
U.S. upstream operations earned $727 million in third quarter 2019, compared with $828 million from a year earlier. The decrease was primarily due to lower crude oil and natural gas realizations of $710 million, the absence of third quarter 2018 asset sale gains of $110 million, higher operating expenses of $90 million and higher tax items of $70 million. These decreases were partially offset by lower exploration and depreciation expenses of $380 million and $280 million respectively, primarily due to the absence of the third quarter 2018 write-off of the Tigris Project in the Gulf of Mexico, and $200 million of higher crude oil and natural gas production.
U.S. upstream earned $2.37 billion for the first nine months of 2019, compared with earnings of $2.31 billion from a year earlier. The improvement primarily reflected higher crude oil and natural gas production of $1.11 billion, lower exploration expenses of $390 million and lower depreciation expense of $280 million, partially offset by lower crude oil and natural gas prices of $1.33 billion, and higher operating expenses of $220 million primarily related to increased Permian Basin activity, and the absence of 2018 asset sale gains of $150 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2019 was $47 compared with $62 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first nine months of 2019 was $49, compared with $59 a year earlier. The average natural gas realization in third quarter 2019 was $0.95 per thousand cubic feet, compared with $1.80 in the 2018 period. The average natural gas realization in the first nine months of 2019 was $1.09 per thousand cubic feet, compared with $1.81 in the 2018 period.
Net oil-equivalent production of 934,000 barrels per day in third quarter 2019 was up 103,000 barrels per day, or 12 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico were partially offset by normal field declines in the base business. Net oil-equivalent production of 906,000 barrels per day in the first nine months of 2019 was up 138,000 barrels per day, or 18 percent, from a year earlier. The production increase was largely due to shale and tight properties in the Permian Basin in Texas and New Mexico.
The net liquids component of oil-equivalent production of 726,000 barrels per day in third quarter 2019 was up 11 percent from the corresponding 2018 period. The net liquids component of oil-equivalent production of 709,000 barrels per day in the 2019 nine-month period was up 18 percent from the 2018 period. Net natural gas production was 1.24 billion cubic feet per day in third quarter 2019, an increase of 17 percent from the 2018 comparative period. Net natural gas production was 1.18 billion cubic feet per day in the first nine months of 2018, an increase of 17 percent from the 2018 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
International Upstream Earnings*	$1,977	$2,551	$6,939	$7,712
_____________________________
* Includes foreign currency effects	$49	$(42)	$(97)	$295
International upstream operations earned $1.98 billion in third quarter 2019, compared with $2.55 billion a year ago. The decrease in earnings was mostly due to lower crude oil and natural gas realizations of $680 million and $370 million, respectively, and lower crude oil volumes of $130 million, partially offset by lower depreciation and tax expenses of $350 million and $190 million, respectively. Foreign currency effects had a favorable impact on earnings of $91 million between periods.
Earnings for the first nine months of 2019 were $6.94 billion, compared with $7.71 billion from a year earlier. Lower crude oil and natural gas realizations of $1.2 billion and $510 million, respectively, were partially offset by higher natural gas sales volumes of $480 million, lower depreciation, tax and operating expenses of $450 million, $360 million and $320 million, respectively. Foreign currency effects had an unfavorable impact on earnings of $392 million between periods.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2019 was $56, compared with $69 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2019 was $59, compared with $66 a year earlier. The average natural gas realization in third quarter 2019 was $5.62 per thousand cubic feet, compared with $6.73 in the 2018 period. The average natural gas realization in the first nine months of 2019 was $5.87 per thousand cubic feet, compared with $6.10 in the 2018 period.
International net oil-equivalent production of 2.10 million barrels per day in third quarter 2019 was down 26,000 barrels per day, or 1 percent, from the corresponding 2018 period. Production increases from Wheatstone and other major capital projects were more than offset by normal field declines and the effect of asset sales. International net oil-equivalent production of 2.15 million barrels per day in the first nine months of 2019 was up 36,000 barrels per day, or 2 percent, from a year earlier. Production increases from Wheatstone and other major capital projects were partially offset by normal field declines and the effect of asset sales.
The net liquids component of oil-equivalent production of 1.10 million barrels per day in third quarter 2019 decreased 3 percent from the 2018 period. The net liquids component of oil-equivalent production of 1.15 million barrels per day in the first nine months of 2019 decreased 1 percent from the 2018 period. Net natural gas production of 5.97 billion cubic feet per day in third quarter 2019 was essentially unchanged from the 2018 period. Net natural gas production of 6.00 billion cubic feet per day in the first nine months of 2019 increased 5 percent from the 2018 period.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
U.S. Downstream Earnings	$389	$748	$1,071	$1,847
U.S. downstream operations earned $389 million in third quarter 2019, compared with earnings of $748 million a year earlier. The decrease was primarily due to higher operating expenses of $160 million, mainly turnaround and maintenance costs, and lower margins on refined product sales of $120 million.
Earnings for the first nine months of 2019 were $1.07 billion, compared with earnings of $1.85 billion a year earlier. The decrease was primarily due to lower margins on refined product sales of $400 million, lower equity earnings from the 50 percent-owned CPChem of $130 million and higher depreciation expense of $80 million following first production at the new hydrogen plant at the Richmond refinery.

Refinery crude oil input in third quarter 2019 increased 8 percent from the year-ago period to 992,000 barrels per day, primarily due to the purchase of the Pasadena refinery in Texas. For the first nine months of 2019, crude oil input was 939,000 barrels per day, up 4 percent from the corresponding 2018 period.
Refined product sales of 1.29 million barrels per day were up 5 percent from third quarter 2018, mainly due to higher gasoline sales. Refined product sales of 1.25 million barrels per day in the nine-month period were up 3 percent from the corresponding 2018 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
International Downstream Earnings*	$439	$625	$738	$1,092
_______________________
* Includes foreign currency effects	$27	$(7)	$49	$48
International downstream operations earned $439 million in third quarter 2019, compared with $625 million a year earlier. The decrease in earnings was largely due to the absence of the $350 million gain from the third quarter 2018 sale of southern Africa assets, partially offset by higher margins on refined product sales of $140 million. Foreign currency effects had a favorable impact on earnings of $34 million between periods.
Earnings for the first nine months of 2019 were $738 million, compared with $1.09 billion a year earlier. The decrease in earnings was largely due to lower gains on asset sales of $310 million, primarily due to the absence of the 2018 gains from the southern Africa asset sale and lower margins on refined product sales of $130 million, partially offset by higher shipping results of $40 million. Foreign currency effects had a favorable impact on earnings of $1 million between periods.
Refinery crude oil input of 625,000 barrels per day in third quarter 2019 decreased 85,000 barrels per day from the year-ago period, mainly due to the sale of the company’s interest in the Cape Town refinery in third quarter 2018 and crude unit maintenance in the third quarter 2019 at the Singapore Refining Company. For the first nine months of 2019, crude input was 630,000 barrels per day, down 13 percent from the year-ago period. This decrease is mainly due to the sale of the company's interest in the Cape Town refinery.
Total refined product sales of 1.36 million barrels per day in third quarter 2019 were down 5 percent from the year-ago period. Total refined product sales for the first nine months of 2019 of 1.35 million barrels per day were down 7 percent from the year-ago period. The decrease for both comparative periods was mainly due to the sale of the southern Africa refining and marketing business in third quarter 2018.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Net Charges*	$(952)	$(705)	$(1,585)	$(1,871)
______________________
* Includes foreign currency effects	$(2)	$(2)	$—	$—
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2019 were $952 million, compared with $705 million a year earlier. The change between periods was mainly due to higher tax items, including a tax charge of $430 million related to a cash repatriation, partially offset by lower corporate costs. Foreign currency effects were unchanged between periods.
Net charges for the first nine months of 2019 were $1.59 billion, compared with $1.87 billion a year earlier. The change between periods was mainly due to receipt of the Anadarko termination fee, partially offset by higher tax items. Foreign currency effects were unchanged between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Sales and other operating revenues	$34,779	$42,105	$105,291	$118,564
Sales and other operating revenues decreased $7.33 billion for the quarterly period, mainly due to lower refined product, crude oil, and natural gas prices, and lower crude oil volumes. Sales and other operating revenues for the nine-month period decreased $13.27 billion, mainly due to lower refined product and crude oil prices, and lower crude oil and refined product volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Income from equity affiliates	$1,172	$1,555	$3,430	$4,685
Income from equity affiliates in the quarterly period decreased, mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan, and Petroboscan and Petropiar in Venezuela, partially offset by higher downstream-related earnings from GS Caltex in South Korea. Income from equity affiliates in the nine-month period decreased mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan, Petroboscan and Petropiar in Venezuela, and Angola LNG, and lower downstream-related earnings from CPChem, and GS Caltex in South Korea.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Other income	$165	$327	$1,445	$738
Other income for the quarterly period decreased mainly due to lower gains on asset sales, partially offset by a favorable swing in foreign currency effects. The nine-month period increased due to the receipt of the Anadarko termination fee and a favorable swing in foreign currency effects, partially offset by lower gains on asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Purchased crude oil and products	$19,882	$24,681	$60,420	$70,658
Purchases decreased $4.80 billion for the quarterly period and $10.24 billion for the nine-month period, primarily due to lower crude oil volumes and prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,279	$6,003	$18,412	$17,657
Operating, selling, general and administrative expenses in the quarterly period increased $276 million, primarily due to higher services and fees, partially offset by the absence of a third quarter 2018 contractual settlement. The year-to-date period increased $755 million, primarily due to higher services and fees and transportation expenses, partially offset by the absence of 2018 contractual settlements and a receivable write-down.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Exploration expenses	$168	$625	$498	$960
The decrease in exploration expenses for the third quarter and the nine-month period was due to lower well write-offs, primarily due to the absence of the third quarter 2018 write-off of the Tigris project in the Gulf of Mexico.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Depreciation, depletion and amortization	$4,361	$5,380	$12,789	$14,167
Depreciation, depletion and amortization expenses for the third quarter decreased mainly due to lower well write-offs, impairments and rates. For the nine-month period the decrease is mainly due to lower rates, well write-offs, impairments and impacts associated with assets held for sale, partially offset by higher production.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Taxes other than on income	$1,059	$1,259	$3,167	$3,966
Taxes other than on income for the third quarter and nine-month periods in 2019 were lower mainly due to lower local and municipal taxes and licenses as a result of the company's divestment of its downstream interest in southern Africa in third quarter 2018.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Interest and debt expense	$197	$182	$620	$558
Interest and debt expenses for the quarter increased mainly due to a decrease in the amount of interest capitalized and higher capital lease interest, partially offset by lower financing interest. The increase for the nine-month period was mainly due to a decrease in the amount of interest capitalized and higher bond discount amortization, partially offset by lower financing interest.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Other components of net periodic benefit costs	$121	$158	$319	$344
Other components of net periodic benefit costs in third quarter were decreased mainly due to lower settlement losses. For the nine-month period, other components of net periodic benefit costs decreased primarily due to a decrease in the amortization of actuarial losses and lower settlement losses, partially offset by lower plan assets.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
Income tax expense	$1,469	$1,643	$4,429	$4,540
The decrease in income tax expense between quarterly periods of $174 million is consistent with the decrease in total income before tax of $1.65 billion.
U.S. income before tax decreased from $1.09 billion in third quarter 2018 to $728 million in 2019. This $365 million decrease in income was primarily driven by the effect of lower crude oil and natural gas prices, partially offset by higher production. The company’s U.S. income tax expense decreased $77 million between year-over-year periods, from $238 million in 2018 to $161 million in 2019, primarily due to the decrease in before tax income.
International income before tax decreased from $4.61 billion in third quarter 2018 to $3.32 billion in 2019. This $1.29 billion decrease was primarily driven by lower crude oil and natural gas prices. The decrease in income offset by a current quarter tax charge related to a cash repatriation resulted in a decrease in the international income tax expense between year-over-year periods, from $1.41 billion in 2018 to $1.31 billion in 2019.
The company's decrease in income tax expense for the first nine months of 2019 of $111 million was primarily due to the decrease in the total before-tax income in 2019 of $1.74 billion.
U.S. income before tax increased between the nine-month periods, from $3.00 billion in 2018 to $3.08 billion in 2019. This increase in income was primarily driven by the receipt of the Anadarko merger termination fee and higher production, offset by lower crude oil and natural gas prices. The increase in income had a direct impact on the company's U.S. income tax cost resulting in an increase in tax expense of $89 million between the nine-month periods, from an expense of $712 million in 2018 to $801 million in 2019.
International income before tax for the first nine months decreased from $12.68 billion in 2018 to $10.86 billion in 2019. This $1.82 billion decrease was primarily driven by lower crude oil and natural gas prices. The decrease in income, and the reduction of the corporate tax rate in Alberta, Canada, partially offset by a tax charge related to a cash repatriation, resulted in a decrease in international income tax expense between year-over-year periods, from $3.83 billion in 2018 to $3.63 billion in 2019.
Refer also to the discussion of the effective income tax rate in Note 11 on page 17.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	726	654	709	599
Net natural gas production (MMCFPD)(3)	1,243	1,061	1,178	1,011
Net oil-equivalent production (MBOEPD)	934	831	906	768
Sales of natural gas (MMCFPD)	3,945	3,334	3,980	3,343
Sales of natural gas liquids (MBPD)	128	114	118	110
Revenue from net production
Liquids ($/Bbl)	$46.84	$61.99	$49.22	$59.13
Natural gas ($/MCF)	$0.95	$1.80	$1.09	$1.81
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,104	1,133	1,147	1,155
Net natural gas production (MMCFPD)(3)	5,972	5,951	5,995	5,731
Net oil-equivalent production (MBOEPD)(4)	2,099	2,125	2,146	2,110
Sales of natural gas (MMCFPD)	5,923	5,681	5,922	5,379
Sales of natural gas liquids (MBPD)	31	32	36	34
Revenue from liftings
Liquids ($/Bbl)	$56.07	$68.73	$58.67	$65.85
Natural gas ($/MCF)	$5.62	$6.73	$5.87	$6.10
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,033	2,956	3,052	2,878
U.S. Downstream
Gasoline sales (MBPD)(5)	702	644	670	629
Other refined product sales (MBPD)	592	590	585	591
Total refined product sales (MBPD)	1,294	1,234	1,255	1,220
Sales of natural gas liquids (MBPD)	105	74	95	68
Refinery input (MBPD)	992	915	939	900
International Downstream
Gasoline sales (MBPD)(5)	256	301	264	310
Other refined product sales (MBPD)	701	766	703	770
Share of affiliate sales (MBPD)	399	368	377	369
Total refined product sales (MBPD)	1,356	1,435	1,344	1,449
Sales of natural gas liquids (MBPD)	71	64	75	62
Refinery input (MBPD)	625	710	630	721
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	34	34	34	34
International	611	567	611	569
(4) Includes net production of synthetic oil:
Canada	53	54	51	53
Venezuela affiliate	0	24	4	24
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $11.8 billion at September 30, 2019 and $10.3 billion at year-end 2018. Cash provided by operating activities in the first nine months of 2019 was $21.7 billion, compared with $21.5 billion in the year-ago period. Cash capital and exploratory expenditures totaled $10.4 billion in the first nine months of 2019, up $170 million from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.0 billion and $67 million, respectively, in the first nine months of 2019, compared to $1.9 billion and $244 million, respectively, in the year-ago period.
Dividends The company paid dividends of $6.7 billion to common stockholders during the first nine months of 2019. In October 2019, the company declared a quarterly dividend of $1.19 per common share, payable in December 2019.
Debt and Finance Lease Obligations Chevron’s total debt and finance lease obligations were $32.9 billion at September 30, 2019, down from $34.5 billion at December 31, 2018, as the company repaid long-term notes that matured during the first nine months of 2019, partially offset by increased borrowings under its commercial paper program.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at September 30, 2019 was $9.6 billion. The company’s debt and finance lease obligations due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $17.7 billion at September 30, 2019, and $15.6 billion at December 31, 2018. Of these amounts, $9.9 billion was reclassified to long-term at both September 30, 2019, and December 31, 2018. At September 30, 2019, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2019, the company had $9.9 billion in committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities consist of a 364-day facility which enables borrowing of up to $9,575 million and allows the company to convert any amounts outstanding into a term loan for a period of up to one year, as well as a $325 million five-year facility expiring in December 2020. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2019. In addition, the company has an automatic shelf registration statement that expires in May 2021 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
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
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of September 30, 2019, the company had purchased 20.5 million shares for $2.5 billion, resulting in $22.5 billion remaining under the authorized program. During the third quarter 2019, the company purchased a total of 10.3 million shares for $1.25 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.
Noncontrolling Interests The company had noncontrolling interests of $1.1 billion at September 30, 2019 and at December 31, 2018. There were distributions of $16 million to noncontrolling interests during the first nine months of 2019 compared to $87 million for the same period in 2018.
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio was 1.1 at September 30, 2019, and 1.3 at December 31, 2018. The current ratio is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At September 30, 2019, the book value of inventory was lower than replacement cost.
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage, was 17.4 percent at September 30, 2019, and 18.2 percent at December 31, 2018.
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $15.0 billion in the first nine months of 2019, compared with $14.3 billion in the corresponding 2018 period. The amounts included the company’s share of affiliates’ expenditures of $4.6 billion and $4.1 billion in the 2019 and 2018 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2019 were $12.8 billion, representing 85 percent of the companywide total.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Millions of dollars)
United States
Upstream	$2,102	$1,903	$5,929	$5,166
Downstream	327	377	1,381	1,155
All Other	102	72	233	156
Total United States	2,531	2,352	7,543	6,477
International
Upstream	2,137	2,639	6,873	7,524
Downstream	284	132	550	341
All Other	4	1	12	3
Total International	2,425	2,772	7,435	7,868
Worldwide	$4,956	$5,124	$14,978	$14,345
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
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on pages 21 and 22 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
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
Information about market risks for the nine months ended September 30, 2019, does not differ materially from that discussed under Item 7A of Chevron’s 2018 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2019.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2019, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to third quarter 2019 and any material developments with respect to matters previously reported in Chevron’s 2018 Annual Report on Form 10-K.
On August 21, 2019, Chevron received correspondence from California’s South Coast Air Quality Management District seeking to resolve certain Notices of Violation (NOVs) related to alleged violations that occurred at Chevron's refinery in El Segundo, California, between 2018 and 2019. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
The California Department of Conservation, Division of Oil, Gas and Geothermal Resources (“DOGGR”) promulgated revised rules pursuant to the Underground Injection Control program that took effect April 1, 2019. Subsequent to that date, DOGGR issued NOVs and two orders to Chevron related to seeps that occurred in the Cymric Oil Field in Kern County, California. An October 2, 2019, DOGGR order seeks a civil penalty of approximately $2.7 million. Chevron has filed an appeal of this order. Other state agencies may become engaged in this matter as well. Resolution of this matter may result in the payment of civil penalties of $100,000 or more.
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
Information about risk factors for the nine months ended September 30, 2019, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
July 1 – July 30, 2019	3,729,841	$124.44	3,727,582	$23.3
August 1 – August 31, 2019	3,883,804	$118.44	3,883,804	$22.9
September 1 – September 30, 2019	2,689,324	$121.28	2,689,324	$22.5
Total	10,302,969	$121.35	10,300,710
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
Rule 10b5-1 Plan Elections
Mark A. Nelson, Executive Vice President, Downstream and Chemicals, entered into a pre-arranged stock trading plan in August 2019. Mr. Nelson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 29,500 shares of Chevron common stock between November 2019 and August 2020.
Rhonda J. Morris, Vice President and Chief Human Resources Officer, and her spouse entered into pre-arranged stock trading plans in August 2019. Ms. Morris' and her spouse's plans provide for the potential exercise of vested stock options and the associated sale of up to 15,000 and 15,600 shares of Chevron common stock, respectively, between November 2019 and January 2020.
These trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.	Exhibits

Exhibit Index
Exhibit Number	Description
3.1
By-Laws of Chevron Corporation, as amended and restated on September 25, 2019, filed as Exhibit 3.2 to Chevron Corporation's Current Report on Form 8-K filed September 27, 2019, and incorporated herein by reference.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 7, 2019