Form 10-Q
period 2020-03-31
CHEVRON CORP
filed 2020-05-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,866,978,650 shares of the Company's common stock outstanding on March 31, 2020.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2020 and 2019	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019	4
	Consolidated Balance Sheet at March 31, 2020 and December 31, 2019	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2020 and 2019	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2020 and 2019	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signature		41

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management's current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on schedule,” “on track,” “is slated,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for our products; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to pay future dividends; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K, on pages 37 and 38 of this report and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2020	2019
	(Millions of dollars, except per share amounts)
Revenues and Other Income
Sales and other operating revenues	$29,705	$34,189
Income from equity affiliates	965	1,062
Other income (loss)	831	(51)
Total Revenues and Other Income	31,501	35,200
Costs and Other Deductions
Purchased crude oil and products	15,509	19,703
Operating expenses	5,291	4,886
Selling, general and administrative expenses	683	984
Exploration expenses	158	189
Depreciation, depletion and amortization	4,288	4,094
Taxes other than on income	1,167	1,061
Interest and debt expense	162	225
Other components of net periodic benefit costs	98	101
Total Costs and Other Deductions	27,356	31,243
Income Before Income Tax Expense	4,145	3,957
Income Tax Expense (Benefit)	564	1,315
Net Income (Loss)	3,581	2,642
Less: Net income (loss) attributable to noncontrolling interests	(18)	(7)
Net Income (Loss) Attributable to Chevron Corporation	$3,599	$2,649
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$1.93	$1.40
- Diluted	$1.93	$1.39
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,862,273	1,888,002
- Diluted	1,865,649	1,900,748

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Net Income (Loss)	$3,581	$2,642
Currency translation adjustment	(19)	(4)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(3)	(1)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	166	125
Actuarial gain (loss) arising during period	—	(3)
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(3)	(4)
Prior service (costs) credits arising during period	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	2	2
Income (taxes) benefit on defined benefit plans	(37)	(30)
Total	128	90
Other Comprehensive Gain (Loss), Net of Tax	106	85
Comprehensive Income	3,687	2,727
Comprehensive loss (income) attributable to noncontrolling interests	18	7
Comprehensive Income (Loss) Attributable to Chevron Corporation	$3,705	$2,734

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31, 2020	At December 31, 2019
	(Millions of dollars)
Assets
Cash and cash equivalents	$8,492	$5,686
Marketable securities	50	63
Accounts and notes receivable, net	10,167	13,325
Inventories:
Crude oil and petroleum products	4,425	3,722
Chemicals	494	492
Materials, supplies and other	1,655	1,634
Total inventories	6,574	5,848
Prepaid expenses and other current assets	3,279	3,407
Total Current Assets	28,562	28,329
Long-term receivables, net	1,243	1,511
Investments and advances	39,693	38,688
Properties, plant and equipment, at cost	326,412	326,722
Less: Accumulated depreciation, depletion and amortization	177,192	176,228
Properties, plant and equipment, net	149,220	150,494
Deferred charges and other assets	10,516	10,532
Goodwill	4,454	4,463
Assets held for sale	2,989	3,411
Total Assets	$236,677	$237,428
Liabilities and Equity
Short-term debt	$8,688	$3,282
Accounts payable	11,006	14,103
Accrued liabilities	6,263	6,589
Federal and other taxes on income	1,534	1,554
Other taxes payable	744	1,002
Total Current Liabilities	28,235	26,530
Long-term debt	23,663	23,691
Deferred credits and other noncurrent obligations	18,677	20,445
Noncurrent deferred income taxes	13,457	13,688
Noncurrent employee benefit plans	7,731	7,866
Total Liabilities*	$91,763	$92,220
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at March 31, 2020 and December 31, 2019)	1,832	1,832
Capital in excess of par value	17,275	17,265
Retained earnings	176,113	174,945
Accumulated other comprehensive losses	(4,884)	(4,990)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (575,697,930 and 560,508,479 shares at March 31, 2020 and December 31, 2019, respectively)	(46,166)	(44,599)
Total Chevron Corporation Stockholders’ Equity	143,930	144,213
Noncontrolling interests	984	995
Total Equity	144,914	145,208
Total Liabilities and Equity	$236,677	$237,428
___________________________
* Refer to Note 13, “Other Contingencies and Commitments” beginning on page 17.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$3,581	$2,642
Adjustments
Depreciation, depletion and amortization	4,288	4,094
Dry hole expense	50	86
Distributions less than income from equity affiliates	(639)	(513)
Net before-tax losses (gains) on asset retirements and sales	(226)	80
Net foreign currency effects	(403)	141
Deferred income tax provision	58	73
Net decrease (increase) in operating working capital	(1,096)	(1,210)
Decrease (increase) in long-term receivables	239	66
Net decrease (increase) in other deferred charges	(43)	(62)
Cash contributions to employee pension plans	(213)	(326)
Other	(874)	(14)
Net Cash Provided by Operating Activities	4,722	5,057
Investing Activities
Capital expenditures	(3,133)	(2,953)
Proceeds and deposits related to asset sales and returns of investment	374	294
Net maturities of (investments in) time deposits	—	950
Net sales (purchases) of marketable securities	—	2
Net repayment (borrowing) of loans by equity affiliates	(399)	(321)
Net Cash Used for Investing Activities	(3,158)	(2,028)
Financing Activities
Net borrowings (repayments) of short-term obligations	8,167	936
Proceeds from issuances of long-term debt	—	—
Repayments of long-term debt and other financing obligations	(2,809)	(2,506)
Cash dividends - common stock	(2,402)	(2,244)
Distributions to noncontrolling interests	(5)	(6)
Net sales (purchases) of treasury shares	(1,573)	(15)
Net Cash Provided by (Used for) Financing Activities	1,378	(3,835)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(163)	20
Net Change in Cash, Cash Equivalents and Restricted Cash	2,779	(786)
Cash, Cash Equivalents and Restricted Cash at January 1	6,911	10,481
Cash, Cash Equivalents and Restricted Cash at March 31	$9,690	$9,695

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders'	Controlling	Total
Three Months Ended March 31	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2018	$18,704	$180,987	$(3,544)	$(41,593)	$154,554	$1,088	$155,642
Treasury stock transactions	34	—	—	—	34	—	34
Net income (loss)	—	2,649	—	—	2,649	(7)	2,642
Cash dividends	—	(2,244)	—	—	(2,244)	(6)	(2,250)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	85	—	85	—	85
Purchases of treasury shares	—	—	—	(538)	(538)	—	(538)
Issuances of treasury shares	—	—	—	510	510	—	510
Other changes, net	—	(4)	—	—	(4)	(2)	(6)
Balance at March 31, 2019	$18,738	$181,387	$(3,459)	$(41,621)	$155,045	$1,073	$156,118

Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	10	—	—	—	10	—	10
Net income (loss)	—	3,599	—	—	3,599	(18)	3,581
Cash dividends	—	(2,402)	—	—	(2,402)	(5)	(2,407)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	106	—	106	—	106
Purchases of treasury shares	—	—	—	(1,751)	(1,751)	—	(1,751)
Issuances of treasury shares	—	—	—	184	184	—	184
Other changes, net	—	(28)	—	—	(28)	12	(16)
Balance at March 31, 2020	$18,867	$176,113	$(4,884)	$(46,166)	$143,930	$984	$144,914

(Number of Shares)	Common Stock - 2020				Common Stock - 2019
Three Months Ended March 31	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at December 31	2,442,676,580	(560,508,479)	1,882,168,101		2,442,676,580	(539,838,890)	1,902,837,690
Purchases	—	(17,501,102)	(17,501,102)		—	(4,710,696)	(4,710,696)
Issuances	—	2,311,651	2,311,651		—	6,599,067	6,599,067
Balance at March 31	2,442,676,580	(575,697,930)	1,866,978,650		2,442,676,580	(537,950,519)	1,904,726,061
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2020, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2019 Annual Report on Form 10-K.
Impact of the novel coronavirus (COVID-19) pandemic The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply and government-imposed travel restrictions have caused a significant decrease in the demand for our products and has created disruptions and volatility in the global marketplace beginning in the first quarter 2020, which negatively affected our results of operations and cash flows. These conditions have persisted into the second quarter, including a further collapse in commodity prices, and are expected to negatively affect our results of operations and cash flows. There remains a continuing uncertainty regarding the length and impact of the COVID-19 pandemic and associated reductions in demand for our products, on the energy industry and the outlook for our business.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2020 and 2019 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2018	$(124)	$(10)	$(2)	$(3,408)	$(3,544)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(4)	(1)	—	(4)	(9)
Reclassifications	—	—	—	94	94
Net Other Comprehensive Income (Loss)	(4)	(1)	—	90	85
Balance at March 31, 2019	$(128)	$(11)	$(2)	$(3,318)	$(3,459)

Balance at December 31, 2019	$(142)	$(8)	$—	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(19)	(3)	—	2	(20)
Reclassifications(2)	—	—	—	126	126
Net Other Comprehensive Income (Loss)	(19)	(3)	—	128	106
Balance at March 31, 2020	$(161)	$(11)	$—	$(4,712)	$(4,884)
_______________________________

(1)	All amounts are net of tax.

(2)
Refer to Note 9, Employee Benefits for reclassified components totaling $163 million that are included in employee benefit costs for the three months ended March 31, 2020. Related income taxes for the same period, totaling $37 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

Note 3. New Accounting Standards
Financial Instruments - Credit Losses (Topic 326) Effective January 1, 2020, Chevron adopted Accounting Standards Update (ASU) 2016-13 and its related amendments. For additional information on the company's expected credit losses, refer to Note 17 beginning on page 22.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$2,986	$473
Decrease (increase) in inventories	(733)	(1,098)
Decrease (increase) in prepaid expenses and other current assets	120	(667)
Increase (decrease) in accounts payable and accrued liabilities	(3,268)	(160)
Increase (decrease) in income and other taxes payable	(201)	242
Net decrease (increase) in operating working capital	$(1,096)	$(1,210)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$106	$186
Income taxes	981	757
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$363	$276
Returns of investment from equity affiliates	11	18
Proceeds and deposits related to asset sales and returns of investment	$374	$294
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$—	$—
Maturities of time deposits	—	950
Net maturities of (investments in) time deposits	$—	$950
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$(1)
Marketable securities sold	—	3
Net sales (purchases) of marketable securities	$—	$2
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(425)	$(350)
Repayment of loans by equity affiliates	26	29
Net repayment (borrowing) of loans by equity affiliates	$(399)	$(321)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$4,952	$359
Repayments of short-term obligations	(1,010)	(134)
Net borrowings (repayments) of short-term obligations with three months or less maturity	4,225	711
Net borrowings (repayments) of short-term obligations	$8,167	$936
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$178	$523
Shares purchased under share repurchase and deferred compensation plans	(1,751)	(538)
Net sales (purchases) of treasury shares	$(1,573)	$(15)

The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.29 per share of common stock in first quarter 2020. This compares to dividends of $1.19 per share paid in the corresponding year-ago period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Additions to properties, plant and equipment	$3,071	$2,865
Additions to investments	13	14
Current-year dry hole expenditures	49	74
Payments for other assets and liabilities, net	—	—
Capital expenditures	3,133	2,953
Expensed exploration expenditures	108	103
Assets acquired through finance lease obligations and other financing obligations	—	146
Payments for other assets and liabilities, net	—	—
Capital and exploratory expenditures, excluding equity affiliates	3,241	3,202
Company's share of expenditures by equity affiliates	1,183	1,532
Capital and exploratory expenditures, including equity affiliates	$4,424	$4,734

The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2020	2019	2019	2018
	(Millions of dollars)
Cash and Cash Equivalents	$8,492	$8,699	$5,686	$9,342
Restricted cash included in “Prepaid expenses and other current assets”	434	195	452	341
Restricted cash included in “Deferred charges and other assets”	764	801	773	798
Total Cash, Cash Equivalents and Restricted Cash	$9,690	$9,695	$6,911	$10,481

Additional information related to “Restricted Cash” is included on page 20 in Note 14 under the heading “Restricted Cash.”
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$3,296	$4,107
Costs and other deductions	1,957	2,002
Net income attributable to TCO	$938	$1,481

Note 6. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table below:

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$2,195	$2,377
Costs and other deductions	1,812	2,004
Net income attributable to CPChem	$337	$449

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$22,039	$25,942
Costs and other deductions	21,281	25,757
Net income attributable to CUSA	$860	$181

	At March 31, 2020	At December 31, 2019
	(Millions of dollars)
Current assets	$10,773	$13,059
Other assets	51,449	50,796
Current liabilities	16,143	18,291
Other liabilities	12,630	12,565
Total CUSA net equity	$33,449	$32,999
Memo: Total debt	$3,219	$3,222

Note 8. Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids plant. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. “All Other” activities of the company include worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2020 and 2019, are presented in the following table:

	Three Months Ended March 31
	2020	2019
Segment Earnings	(Millions of dollars)
Upstream
United States	$241	$748
International	2,679	2,375
Total Upstream	2,920	3,123
Downstream
United States	450	217
International	653	35
Total Downstream	1,103	252
Total Segment Earnings	4,023	3,375
All Other
Interest expense	(154)	(214)
Interest income	23	50
Other	(293)	(562)
Net Income Attributable to Chevron Corporation	$3,599	$2,649

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at March 31, 2020, and December 31, 2019, are as follows:

	At March 31, 2020	At December 31, 2019
Segment Assets	(Millions of dollars)
Upstream
United States	$35,974	$35,926
International	143,779	145,648
Goodwill	4,454	4,463
Total Upstream	184,207	186,037
Downstream
United States	24,532	25,197
International	15,870	16,955
Total Downstream	40,402	42,152
Total Segment Assets	224,609	228,189
All Other
United States	5,688	3,475
International	6,380	5,764
Total All Other	12,068	9,239
Total Assets — United States	66,194	64,598
Total Assets — International	166,029	168,367
Goodwill	4,454	4,463
Total Assets	$236,677	$237,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2020 and 2019, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
	2020	2019
Sales and Other Operating Revenues	(Millions of dollars)
Upstream
United States	$4,466	$5,882
International	9,013	9,369
Subtotal	13,479	15,251
Intersegment Elimination — United States	(2,812)	(3,519)
Intersegment Elimination — International	(2,541)	(3,292)
Total Upstream	8,126	8,440
Downstream
United States	11,186	12,388
International	12,173	14,507
Subtotal	23,359	26,895
Intersegment Elimination — United States	(1,260)	(947)
Intersegment Elimination — International	(585)	(265)
Total Downstream	21,514	25,683
All Other
United States	210	222
International	2	2
Subtotal	212	224
Intersegment Elimination — United States	(145)	(156)
Intersegment Elimination — International	(2)	(2)
Total All Other	65	66
Sales and Other Operating Revenues
United States	15,862	18,492
International	21,188	23,878
Subtotal	37,050	42,370
Intersegment Elimination — United States	(4,217)	(4,622)
Intersegment Elimination — International	(3,128)	(3,559)
Total Sales and Other Operating Revenues	$29,705	$34,189

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
The components of net periodic benefit costs for 2020 and 2019 are as follows:

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Pension Benefits
United States
Service cost	$124	$101
Interest cost	88	99
Expected return on plan assets	(162)	(141)
Amortization of prior service costs (credits)	1	—
Amortization of actuarial losses (gains)	96	60
Settlement losses	60	60
Total United States	207	179
International
Service cost	32	35
Interest cost	43	51
Expected return on plan assets	(52)	(58)
Amortization of prior service costs (credits)	2	3
Amortization of actuarial losses (gains)	10	5
Settlement losses	—	1
Total International	35	37
Net Periodic Pension Benefit Costs	$242	$216
Other Benefits*
Service cost	$9	$9
Interest cost	18	24
Amortization of prior service costs (credits)	(6)	(7)
Amortization of actuarial losses (gains)	—	(1)
Net Periodic Other Benefit Costs	$21	$25
_ ___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2020, a total of $213 million was contributed to employee pension plans (including $134 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.0 billion ($750 million for the U.S. plans and $250 million for the international plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2020, the company contributed $41 million to its OPEB plans. The company anticipates contributing approximately $133 million during the remainder of 2020.
Note 10. Assets Held For Sale
At March 31, 2020, the company classified $2.99 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2019 and the first three months of 2020 were not material. In April 2020, the company completed the sale of its interest in the Azeri-Chirag-Gunashli fields and Baku-Tbilisi-Ceyhan pipeline in Azerbaijan, representing approximately half the value of the net properties, plant and equipment held for sale at March 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Income Taxes
The income tax expense decreased between quarterly periods from $1.32 billion in 2019 to $564 million in 2020. Income before income tax expense increased $190 million from $3.96 billion in 2019 to $4.15 billion in 2020 primarily due to higher downstream margins, production, foreign exchange and asset sales gains, partially offset by the impact of lower prices. The company’s effective tax rate changed between quarterly periods from 33 percent in 2019 to 14 percent in 2020. The reduction in the effective tax rate is primarily due to the resolution of international uncertain tax positions and foreign exchange and asset sale gains that were included in income before tax but collectively did not have significant tax impacts. In addition, the change in the effective tax rate is also impacted by the consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2020. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009 and Kazakhstan — 2012.
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
Chevron defended itself in the Lago Agrio lawsuit on the grounds that the claims lacked both legal and factual merit. As to matters of law, Chevron asserted that the court lacked jurisdiction, the plaintiffs sought to improperly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apply a 1999 law retroactively, the claims were time-barred, and the lawsuit was barred by releases signed by the Republic of Ecuador, Petroecuador, and the pertinent provincial and municipal governments. With regard to the facts, the company asserted that the evidence confirmed Texpet’s remediation was properly conducted and that any remaining environmental impacts reflected Petroecuador’s failure to timely fulfill its own legal obligation to remediate the concession area and Petroecuador’s conduct after it assumed control over operations. In February 2011, the provincial court rendered a judgment against Chevron, awarding approximately $8.6 billion in damages, plus approximately $900 million for the plaintiffs’ representatives, and approximately $8.6 billion in additional punitive damages unless the company issued a public apology within 15 days, which Chevron did not do. In January 2012, an appellate panel affirmed the judgment and ordered that Chevron pay an additional 0.10% in attorneys’ fees. In November 2013, Ecuador’s National Court of Justice ratified the judgment but nullified the $8.6 billion punitive damage assessment, resulting in a judgment of $9.5 billion. In December 2013, Chevron appealed the decision to Ecuador’s highest Constitutional Court, which rejected Chevron’s appeal in July 2018. No further appeals are available in Ecuador.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denied the RICO defendants’ petition for a Writ of Certiorari, rendering the New York judgment in favor of Chevron final.
Chevron and Texpet filed an arbitration claim in September 2009 against the Republic of Ecuador before an arbitral tribunal administered by the Permanent Court of Arbitration in The Hague, under the Rules of the United Nations Commission on International Trade Law. The claim alleged violations of Ecuador’s obligations under the United States-Ecuador Bilateral Investment Treaty (BIT) and breaches of the settlement and release agreements between Ecuador and Texpet. In January 2012, the Tribunal issued its First Interim Measures Award requiring Ecuador to take all measures at its disposal to suspend or cause to be suspended the enforcement or recognition within and outside of Ecuador of any judgment against Chevron in the Lago Agrio case pending further order of the Tribunal. In February 2012, the Tribunal issued a Second Interim Award mandating that Ecuador take all measures necessary to suspend or cause to be suspended enforcement and recognition proceedings within and outside of Ecuador. Also in February 2012, the Tribunal issued a Third Interim Award confirming its jurisdiction to hear Chevron and Texpet’s claims. In February 2013, the Tribunal issued its Fourth Interim Award in which it declared that Ecuador had violated the First and Second Interim Awards. The Tribunal divided the merits phase of the arbitration into three phases. In September 2013, after the conclusion of Phase One, the Tribunal issued its First Partial Award, finding that the settlement agreements between Ecuador and Texpet applied to both Texpet and Chevron and released them from public environmental claims arising from the consortium’s operations, but did not preclude individual claims for personal harm. In August 2018, the Tribunal issued its Phase Two award, again in favor of Chevron and Texpet. The Tribunal unanimously held that the Lago Agrio judgment was procured through fraud, bribery and corruption and was based on public claims that Ecuador had settled and released. According to the Tribunal, the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” The Tribunal found that: (i) Ecuador breached its obligations under the settlement agreements releasing Texpet and its affiliates from public environmental claims; (ii) Ecuador committed a denial of justice under international law and violated the U.S.-Ecuador BIT due to the fraud and corruption in the Lago Agrio litigation; and (iii) Texpet satisfied its environmental remediation obligations through the remediation program that Ecuador supervised and approved. The Tribunal ordered Ecuador to: (a) take immediate steps to remove the status of enforceability from the Ecuadorian judgment; (b) take measures to “wipe out all the consequences” of Ecuador’s “internationally wrongful acts in regard to the Ecuadorian judgment;” and (c) compensate Chevron for any injuries resulting from the Ecuadorian judgment. The final Phase Three of the arbitration, at which damages for Chevron’s injuries will be determined, was set for hearing in March 2021. Ecuador filed in the District Court of The Hague a request to set aside the Tribunal’s Interim Awards and its First Partial Award, and in January 2016 that court denied Ecuador’s request. In July 2017, the Appeals Court of the Netherlands denied Ecuador’s appeal, and in April 2019, the Supreme Court of the Netherlands upheld the decision of the Appeals Court and finally rejected Ecuador’s challenges to the Tribunal’s Interim Awards and its First Partial Award. In December 2018, Ecuador filed in the District Court of The Hague a request to set aside the Tribunal’s Phase Two Award.
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
Note 13. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 11 on page 15 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
Settlement of open tax years, as well as other tax issues in countries where the company conducts its businesses, are not expected to have a material effect on the consolidated financial position or liquidity of the company and,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Seven coastal parishes and the State of Louisiana have filed 43 separate lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 39 of these cases. The lawsuits allege that the defendants' historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Plaintiffs’ SLCRMA theories are unprecedented; thus, there remains significant uncertainty about the scope of the claims and alleged damages and any potential effects on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. During the first quarter 2020, net oil equivalent production in Venezuela averaged 41,000 barrels per day, none of which was upgraded to synthetic crude. The operating environment in Venezuela has been deteriorating for some time. In January 2019, the United States government issued sanctions against the Venezuelan national oil company, Petroleos de Venezuela, S.A. (PdVSA), which is the company’s partner in the equity affiliates. The company is conducting its business pursuant to general licenses and guidance issued coincident with the sanctions. In late July 2019, the United States government renewed General License 8A with the issuance of General License 8B, subsequently superseded by General License 8C issued on August 5, 2019. The authorization provided to Chevron under General License 8C was extended by General License 8D on October 21, 2019 and General License 8E issued by the United States government on January 17, 2020. General License 8E was replaced and superseded by General License 8F on April 21, 2020. General License 8F authorizes the company to perform transactions and activities that are necessary for limited maintenance of essential operations, contracts, or other agreements, to ensure safety or the preservation of assets in Venezuela, and is effective until December 1, 2020. The company is evaluating the impacts of the revised authorizations granted by General License 8F on its activities in Venezuela. The company continues to evaluate the carrying value of its Venezuelan investments in line with its accounting policies. Future events related to the company’s activities in Venezuela may result in significant impacts on the company's results of operation in subsequent periods.
At March 31, 2020, the carrying value of the company’s investments was approximately $2.8 billion, and for the three-month period ended March 31, 2020, the company recognized earnings of $114 million for its share of net income from the equity affiliates, and for foreign exchange losses and other costs incurred in support of the company's operations in Venezuela. First quarter earnings were due to the exemption of 2019 Venezuela income tax for oil companies that was announced in late January 2020. Please see Note 13, "Investments and Advances," on page 71 in the company's 2019 Annual Report on Form 10-K for further information on the company’s investments in equity affiliates in Venezuela.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2020, and December 31, 2019, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2020				At December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$50	$50	$—	$—	$63	$63	$—	$—
Derivatives	502	366	136	—	11	1	10	—
Total Assets at Fair Value	$552	$416	$136	$—	$74	$64	$10	$—
Derivatives	32	12	20	—	74	26	48	—
Total Liabilities at Fair Value	$32	$12	$20	$—	$74	$26	$48	$—

Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2020.
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
Assets carried at fair value at March 31, 2020, and December 31, 2019, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $8.5 billion and $5.7 billion at March 31, 2020, and December 31, 2019, respectively. The instruments held in “Time deposits” are bank time deposits with maturities greater than 90 days and had carrying/fair values of zero at both March 31, 2020 and December 31, 2019. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2020.
Restricted Cash had a carrying/fair value of $1.2 billion at both March 31, 2020, and December 31, 2019. At March 31, 2020, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, tax items and refundable deposits related to pending asset sales, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt and finance lease obligations, of $13.6 billion and $13.7 billion at March 31, 2020, and December 31, 2019, respectively. The fair value of long-term debt at March 31, 2020, and December 31, 2019 was $14.3 billion for both reporting periods. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $13.5 billion for the period. The fair value of other long-term debt classified as Level 2 is $0.8 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2020, and December 31, 2019, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2020, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2020
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	738	—	738	—	74
Investments and advances	—	—	—	—	—
Total Assets at Fair Value	$738	$—	$738	$—	$74

Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2020.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2020.
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
Derivative instruments measured at fair value at March 31, 2020, and December 31, 2019, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of Contract	Balance Sheet Classification	At March 31, 2020	At December 31, 2019
Commodity	Accounts and notes receivable, net	$491	$11
Commodity	Long-term receivables, net	11	—
Total Assets at Fair Value		$502	$11
Commodity	Accounts payable	$31	$74
Commodity	Deferred credits and other noncurrent obligations	1	—
Total Liabilities at Fair Value		$32	$74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended March 31
Contract	Statement of Income Classification	2020	2019
Commodity	Sales and other operating revenues	$461	$(238)
Commodity	Purchased crude oil and products	(4)	(7)
Commodity	Other income	—	—
		$457	$(245)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2020, and December 31, 2019.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2020
Derivative Assets	$6,259	$5,757	$502	$—	$502
Derivative Liabilities	$5,789	$5,757	$32	$—	$32

At December 31, 2019
Derivative Assets	$656	$645	$11	$—	$11
Derivative Liabilities	$719	$645	$74	$—	$74

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for "a right of offset."
Note 16. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $6.6 billion and $9.2 billion at March 31, 2020, and December 31, 2019, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 17. Financial Instruments - Credit Losses
Chevron adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses, and its related amendments at the effective date of January 1, 2020. The standard replaces the “incurred loss model” and requires an estimate of expected credit losses, measured over the contractual life of a financial instrument, that considers forecast of future economic conditions in addition to information about past events and current conditions. The cumulative-effect adjustment to the opening retained earnings at January 1, 2020 is a reduction of $25 million, representing a decrease to the net accounts and notes receivable balances shown on the company’s consolidated balance sheet on page 5. As of March 31, 2020, Chevron’s expected credit loss allowance balance was $918 million with a majority of the allowance relating to non-trade receivable balances. While the company has always regularly assessed customers for credit risk and reviewed past due receivable balances for probable loss, the new standard requires recognizing an expected credit loss for all receivable balances which has resulted in the adjustment noted.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $8.6 billion as of March 31, 2020, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring pre-payments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default, loss given default and exposure of default which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days. A comprehensive review of credit risk was completed in the first quarter of 2020 in response to the COVID-19 pandemic and the significant reduction in crude prices resulting from decreased demand associated with government-mandated travel restrictions. Following the first quarter review, existing allowances were deemed appropriate.
Chevron's non-trade receivable balance was $3.7 billion as of March 31, 2020, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and balances are reviewed quarterly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2020 Compared with First Quarter 2019
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Upstream
United States	$241	$748
International	2,679	2,375
Total Upstream	2,920	3,123
Downstream
United States	450	217
International	653	35
Total Downstream	1,103	252
Total Segment Earnings	4,023	3,375
All Other	(424)	(726)
Net Income Attributable to Chevron Corporation (1) (2)	$3,599	$2,649
__________________________________________
(1) Includes foreign currency effects.	$514	$(137)
(2) Income net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2020 was $3.60 billion ($1.93 per share — diluted), compared with $2.65 billion ($1.39 per share — diluted) in the first quarter of 2019.
Upstream earnings in first quarter 2020 were $2.92 billion compared to $3.12 billion in the corresponding 2019 period. The decrease was mainly due to lower crude oil and natural gas prices, partially offset by favorable foreign currency effects, higher crude oil production and natural gas sales volumes, and favorable tax items.
Downstream earnings in first quarter 2020 were $1.10 billion compared with $252 million in the corresponding 2019 period. The increase was mainly due to higher margins on refined product sales, partially offset by higher operating expenses.
Refer to pages 29 through 31 for additional discussion of results by business segment and “All Other” activities for first quarter 2020 versus the same period in 2019.
Business Environment and Outlook
Chevron Corporation* is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Colombia, Indonesia, Kazakhstan, Myanmar, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
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

Response to Market Conditions and COVID-19 During the first quarter of 2020, travel restrictions and other constraints on economic activity were implemented in many locations around the world to limit the spread of the COVID-19 virus. As a result, demand for our products has fallen steeply and commodity prices, including crude oil and natural gas, have followed suit. The drop in commodity prices is expected to negatively impact the company’s future financial and operating results. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the impact of the COVID-19 pandemic on our results, which could be material.
Chevron entered this crisis well positioned with a strong balance sheet, flexible capital program and low cash flow breakeven price. Accordingly, to protect its long-term health and value, the company is responding to these market conditions by adjusting items it can control. The company has lowered planned 2020 capital expenditures by up to 30 percent from its original budget to as low as $14 billion and intends to reduce operating costs by $1 billion compared to 2019. Additionally, the company has suspended its share repurchase program. Together, these actions are consistent with our financial priorities: to protect the dividend, to prioritize capital spend that drives long-term value and to maintain a strong balance sheet. The company expects to continue to have sufficient liquidity and access to both commercial paper and debt capital markets due to its strong balance sheet and investment grade credit ratings, which have been recently reaffirmed. Additionally, the company has access to nearly $10 billion in committed credit facilities.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides the company’s effective income tax rate for the first quarter of 2020 and 2019.
Refer to the “Cautionary Statement Relevant to Forward-Looking Information” on page 2 of this report and to “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K and on pages 37 and 38 of this report for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. The company’s asset sale program for 2018 through 2020 is targeting before-tax proceeds of $5-10 billion. Proceeds related to asset sales were $5.2 billion from January 2018 through March 2020, with additional proceeds received in April associated with the Azerbaijan asset sale.
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
Management's commentary related to earnings trends for the company’s major business areas is as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by the Organization of Petroleum Exporting Countries (OPEC) or other producers, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company's control such as the COVID-19 pandemic, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses. The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax and other applicable laws and regulations.

The company is actively managing its schedule of work, contracting, procurement, and supply chain activities to effectively manage costs, ensure supply chain resiliency and continuity, and support operational goals. Third party costs for capital, exploration, and operating expenses associated with ongoing operations can be subject to external factors beyond the company’s control including, but not limited to: the general level of inflation, tariffs or other taxes imposed on goods or services, and commoditized prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company’s costs reflect the changes in market trends.
The spot markets for many services and materials are softening in response to the broad economic impact of the COVID-19 pandemic, including the drastic reductions in demand for petroleum products, including gasoline and jet fuel, among others, and in crude oil and natural gas prices, which have resulted in significant reductions in economic activity and associated spending in the energy sector. Commodity prices have fallen below break-even levels in many regions, and as a result, some of the more highly-leveraged producers may be forced to file for bankruptcy protection (Chapter 11 re-organization or even Chapter 7 insolvency proceedings under the U.S. Bankruptcy Code), further stressing suppliers, especially those who entered this price-cycle under financial pressure. The extent to which the costs of goods and services could go down may be constrained by low supply sector margins, decisions by suppliers to reduce capacity, and actions by banks and other financial institutions. Chevron is actively monitoring the financial health of key suppliers and developing contingency plans to mitigate potential business impacts.
Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $64 per barrel for the full-year 2019. During the first quarter 2020, Brent averaged $50 per barrel and ended April at about $20. The WTI price averaged $57 per barrel for the full-year 2019. During the first quarter 2020, WTI averaged $46 per barrel and ended April at about $19. WTI continues to trade at a discount to Brent in 2020 due to growing U.S. production. The majority of the company’s equity crude production is priced based on the Brent benchmark. (See page 33 for the company’s average U.S. and international crude oil sales prices.)
Brent began 2020 at $67 per barrel but sharply declined to the end of the first quarter due to surplus supply as demand decreased resulting from government-imposed travel restrictions intended to slow the further spread of the COVID-19 virus. Recent actions by both OPEC and other producers to curtail investment and reduce supply have failed to keep pace with weakening demand, resulting in supplies testing storage limits. It is unclear how long the oversupplied market will continue or when prices will recover to more historical levels.
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply-and-demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $1.88 per thousand cubic feet (MCF) for the first three months of 2020, compared with $2.94 during the first three months of 2019. At the end of April 2020, the Henry Hub spot price was $1.95 per MCF. Increased production in the Permian Basin has resulted in insufficient gas pipeline and fractionation capacity in the near-term, leading to depressed natural gas and natural gas liquids prices in West Texas. A sizable portion of Chevron’s U.S. natural gas production comes from the Permian Basin, resulting in natural gas realizations that are significantly lower than the Henry Hub price.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market.  The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales realizations averaged $5.66 per MCF during the first three months of 2020, compared with $6.57 per MCF in the same period last year. (See page 33 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2020 averaged 3.235 million barrels per day, 6 percent higher than the year-ago period. About 14 percent of the company’s net oil-equivalent production in the first three months of 2020 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas had no effect on the company’s net crude oil production for the first quarter of 2020 or 2019.
Excluding 2020 asset sales, production curtailments and price-related contractual effects, the company expects 2020 production to be relatively flat compared to 2019. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC members and other countries; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction; reservoir performance; greater-than-expected declines in production from mature fields; start-up or ramp-up of projects; fluctuations in demand for natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; storage constraints or economic conditions that could lead to shut-in production; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production. The company has increased its investment emphasis on short-cycle projects, but these too are under pressure in the current market environment.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015. In December 2019, the governments of Saudi Arabia and Kuwait signed a memorandum of understanding to allow production to restart in the Partitioned Zone. In mid-February 2020, pre-startup activities commenced, and they continued through early May. The financial effects from the loss of production in 2019 and first quarter 2020 were not significant and are not expected to be significant for the balance of the year.
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. While the operating environment in Venezuela has been deteriorating for some time, the equity affiliates have conducted activities consistent with the authorization provided pursuant to general licenses issued by the United States government. It remains uncertain when the environment in Venezuela will stabilize, but the company remains committed to its personnel and operations in Venezuela. Refer to Note 13 on pages 18 and 19 under the heading “Other Contingencies” for more information on the company's activities in Venezuela.
Response to Market Conditions and COVID-19: Upstream During March and into the second quarter 2020, travel restrictions aimed at combating the spread of COVID-19 caused demand for oil and gas to decrease significantly, which has resulted in lower price realizations across all commodities. While critical asset integrity and reliability activities and production continue across our portfolio, deferral of non-essential work and demobilization of non-essential personnel are occurring in some locations to reduce the COVID-19 exposure risk to our workforce. Critical path construction activities proceed on the Future Growth Project/Wellhead Pressure Management Project (FGP/WPMP) major capital project in Kazakhstan, but we anticipate an impact on the project cost and schedule, which cannot be quantified in any meaningful way at this time. Turnarounds are being adjusted and, in certain cases, deferred to later in 2020 or into 2021. New production coming online will be significantly reduced in future periods as drilling and completion activities are scaled back, most notably in the Permian Basin, Gulf of Mexico, and in Argentina. In areas where demand has significantly reduced, such as in Thailand and Bangladesh, production is being curtailed. Production levels could also be lowered further as a result of reductions imposed by OPEC nations, individual nations or state regulators, as well as cuts undertaken by the company or operators of assets where the company has non-operated interests. Production curtailment of 200-300 thousand barrels of oil equivalent per day is expected in May and could be 200-400 thousand barrels of oil equivalent per day in June.
Decreased capital expenditures for 2020 will likely result in reductions to Chevron’s proved reserve quantities and delays in timing of additional proved reserves being recognized. The company expects that the reduction in planned capital funding in 2020 for the Permian Basin will result in negative revisions in Proved Undeveloped reserve quantities. Should the current low commodity prices persist, it is expected that proved reserve quantities would decrease for oil and gas properties across Chevron’s asset portfolio where economic limits are negatively impacted. Lower prices will positively impact proved reserves due to entitlement effects. The impact of the reduction in capital expenditures, changes in commodity prices, and their combined effect on proved reserves will be assessed at the end of the year in line with Chevron’s annual reserves process.
Regulatory and in-country conditions, which are rapidly changing, could impact logistics and material movement and remain a risk to business continuity. We are taking precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus through screening, testing and, when appropriate, quarantining workforce and visitors upon arrival to our operated facilities.
Refer to the “Results of Operations” section on pages 29 and 30 for additional discussion of the company’s upstream business.
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
Response to Market Conditions and COVID-19: Downstream During March and into the second quarter 2020, demand for the company's products (primarily jet fuel and motor gasoline) deteriorated as a result of travel restrictions and curtailment of economic activity implemented in many countries to combat the spread of the COVID-19 virus. As industry inventory levels grew and storage reached capacity in many locations, product prices fell sharply. Chevron took steps to maximize diesel production, given the decline in jet fuel and motor gasoline demand, to fuel transportation that keeps global supply chains moving. The company is also prioritizing equity crudes into its refining system where possible and adjusting the schedule for planned maintenance activity across its refining network and idling certain processing units to adjust for lower demand, reduce costs, manage inventories and, most importantly, protect the safety of employees and contractors.
As of late April 2020, Chevron's refining crude utilization was approximately 60 percent and sales were down year-over-year approximately 50 percent for motor gasoline, 75 percent for jet fuel, and 25 percent for diesel. It is unclear how long these conditions will persist, but the company will continue to take actions necessary to protect the health and well-being of people, the environment and its operations as conditions evolve.

Refer to the “Results of Operations” section on page 30 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:

•	Azerbaijan — Completed the sale of the company's interest in the Azeri-Chirag-Gunashli fields and Baku-Tbilisi-Ceyhan pipeline in April.

•	Colombia — Completed the sale of the company's interest in the offshore Chuchupa and onshore Ballena natural gas fields in April.

•	Philippines — Completed the sale of the company's interest in the Malampaya field in March.
The company purchased $1.75 billion of its common stock in first quarter 2020 under its share repurchase program. The share repurchase program was suspended in March 2020.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 8, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
U.S. Upstream Earnings	$241	$748
U.S. upstream operations earned $241 million in first quarter 2020, compared with earnings of $748 million from the corresponding period in 2019. The decrease was primarily due to lower crude oil and natural gas realizations of $590 million and higher depreciation expense of $160 million, partially offset by higher crude oil and natural gas production of $310 million.
The company’s average sales price per barrel of crude oil and natural gas liquids was $37 in first quarter 2020, down from $48 a year earlier. The average sales price of natural gas was $0.60 per thousand cubic feet in first quarter 2020, compared with $1.64 in first quarter 2019.
Net oil-equivalent production of 1.06 million barrels per day in first quarter 2020 was up 180,000 barrels per day, or 20 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico were partially offset by normal field declines.
The net liquids component of oil-equivalent production in first quarter 2020 increased 16 percent to 803,000 barrels per day, while net natural gas production increased 35 percent to 1.56 billion cubic feet per day, compared to last year's first quarter.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
International Upstream Earnings*	$2,679	$2,375
_____________________________
* Includes foreign currency effects	$468	$(168)
International upstream operations earned $2.68 billion in first quarter 2020, compared with $2.38 billion from the corresponding period in 2019. Foreign currency effects had a favorable impact on earnings of $636 million between periods. Favorable tax items of $440 million, the gain on the Philippines asset sale of $240 million and favorable trading effects of $210 million also contributed to the increase. Partially offsetting these items were lower crude oil and natural gas prices of $830 million and $340 million, respectively.
The average sales price per barrel of crude oil and natural gas liquids in first quarter 2020 was $43, compared with $58 a year earlier. The average sales price of natural gas in first quarter 2020 was $5.66 per thousand cubic feet, compared with $6.57 in first quarter 2019.
International net oil-equivalent production of 2.17 million barrels per day in first quarter 2020 increased 17,000 barrels per day, or 1 percent, from first quarter 2019. Increases from production entitlement effects, the absence of first quarter 2019 downtime at Gorgon, and other factors were largely offset by a decrease of 95,000 barrels per day associated with asset sales, and normal field declines. The net liquids component of oil-equivalent production of 1.16 million barrels per day in first quarter 2020 decreased 2 percent compared to first quarter 2019. Net natural gas production of 6.05 billion cubic feet per day in first quarter 2020 increased 4 percent from first quarter 2019.
Downstream

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
U.S. Downstream Earnings	$450	$217
U.S. downstream operations earned $450 million in first quarter 2020, compared with earnings of $217 million a year earlier. The increase was mainly due to higher margins on refined product sales of $460 million, partially offset by higher operating expenses of $210 million and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company of $60 million.
Refinery crude oil input in first quarter 2020 increased 12 percent to 965,000 barrels per day from the year-ago period, primarily due to the acquisition of the Pasadena refinery in Texas. Refined product sales of 1.16 million barrels per day were down 3 percent from first quarter 2019, mainly due to lower jet fuel and diesel sales.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
International Downstream Earnings*	$653	$35
_______________________
* Includes foreign currency effects	$60	$31
International downstream operations earned $653 million in first quarter 2020, compared with $35 million a year earlier. The increase in earnings was largely due to higher margins on refined product sales of $610 million, partially offset by higher operating expenses of $40 million. Foreign currency effects had a favorable impact on earnings of $29 million between periods.
Refinery crude oil input of 635,000 barrels per day in first quarter 2020 decreased 5 percent from the year-ago period.
Refined product sales of 1.27 million barrels per day in first quarter 2020 were down 10 percent from the year-ago period, mainly due to lower jet fuel, diesel and gasoline sales resulting from travel restrictions associated with the COVID-19 pandemic.
All Other

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Net Charges*	$(424)	$(726)
______________________
* Includes foreign currency effects	$(14)	$—

All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in first quarter 2020 were $424 million, compared with $726 million a year earlier. The change between periods was mainly due to lower employee and interest expense. Foreign currency effects increased net charges by $14 million between periods.
Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$29,705	$34,189
Sales and other operating revenues decreased $4.48 billion in the first quarter, primarily due to lower crude oil, refined product and natural gas prices.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Income from equity affiliates	$965	$1,062
Income from equity affiliates in the quarterly period decreased mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan and lower downstream-related earnings from CPChem, partially offset by higher upstream-related earnings from Petroboscan in Venezuela and higher downstream-related earnings from GS Caltex in South Korea.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Other income (loss)	$831	$(51)
Other income for the three-month period increased due to a favorable swing in foreign exchange effects and higher earnings from asset sales.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Purchased crude oil and products	$15,509	$19,703
Purchases decreased $4.2 billion in the three-month period, primarily due to lower crude oil purchase prices and lower refined product prices and volumes.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,974	$5,870
Operating, selling, general and administrative expenses increased between quarterly periods primarily due to higher maintenance costs and higher transportation expenses, partially offset by lower employee expenses.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Exploration expenses	$158	$189
The decrease in exploration expenses for the three-month period was mostly due to lower charges for well write-offs.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Depreciation, depletion and amortization	$4,288	$4,094
Depreciation, depletion and amortization expenses for the first quarter increased mainly due to higher production.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Taxes other than on income	$1,167	$1,061
Taxes other than on income were higher mainly due to higher U.S. state carbon emissions regulatory expenses.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Interest and debt expense	$162	$225
Interest and debt expenses for the first quarter decreased mainly due to lower debt levels and lower interest rates.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Income tax expense	$564	$1,315
The decrease in income tax expense for the first quarter 2020 of $751 million is primarily the result of the reductions in international income tax charges for the current quarter.
U.S. income before tax increased from $370 million in 2019 to $430 million in 2020. This increase in income was primarily driven by increased production in the U.S., partially offset by lower prices. The increase in income had a direct impact on the company’s U.S. income tax cost. This resulted in an increase in tax expense of $20 million between year-over-year periods, from $140 million in 2019 to $160 million in 2020.
International income before tax increased from $3.59 billion in 2019 to $3.72 billion in 2020. This $130 million increase in income was primarily driven by foreign exchange and asset sale gains, partially offset by lower prices. The foreign exchange and asset sale gains did not have significant tax impacts, but combined with the tax benefit on uncertain tax positions, this resulted in a $771 million decrease in international income tax expense between year-over-year periods, from $1.17 billion in 2019 to $404 million in 2020.
Refer also to the discussion of the effective income tax rate in Note 11 on page 15.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended March 31
	2020	2019
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	803	690
Net natural gas production (MMCFPD)(3)	1,564	1,162
Net oil-equivalent production (MBOEPD)	1,064	884
Sales of natural gas (MMCFPD)	4,363	4,255
Sales of natural gas liquids (MBPD)	208	110
Revenue from net production
Liquids ($/Bbl)	$37.42	$48.46
Natural gas ($/MCF)	$0.60	$1.64
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,163	1,185
Net natural gas production (MMCFPD)(3)	6,049	5,813
Net oil-equivalent production (MBOEPD)(4)	2,171	2,154
Sales of natural gas (MMCFPD)	6,226	5,836
Sales of natural gas liquids (MBPD)	59	38
Revenue from liftings
Liquids ($/Bbl)	$42.64	$57.99
Natural gas ($/MCF)	$5.66	$6.57
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,235	3,038
U.S. Downstream
Gasoline sales (MBPD)(5)	625	619
Other refined product sales (MBPD)	534	572
Total refined product sales (MBPD)	1,159	1,191
Sales of natural gas liquids (MBPD)	27	91
Refinery input (MBPD)	965	861
International Downstream
Gasoline sales (MBPD)(5)	242	262
Other refined product sales (MBPD)	675	762
Share of affiliate sales (MBPD)	354	391
Total refined product sales (MBPD)	1,271	1,415
Sales of natural gas liquids (MBPD)	81	74
Refinery input (MBPD)	635	669
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	47	38
International	607	607
(4) Includes net production of synthetic oil:
Canada	57	50
Venezuela affiliate	—	23
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $8.5 billion at March 31, 2020 and $5.7 billion at year-end 2019. Cash provided by operating activities in the first three months of 2020 was $4.7 billion, compared with $5.1 billion in the year-ago period. Cash capital and exploratory expenditures totaled $3.2 billion in the first three months of 2020, up $39 million from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $363 million and $11 million, respectively, in the first three months of 2020, compared to $276 million and $18 million, respectively, in the year-ago period. Additionally, in April 2020, the company sold its upstream interest in Azerbaijan along with its interest in the Baku-Tbilisi-Ceyhan pipeline affiliate, generating an after-tax gain of approximately $300 million and proceeds of $1.3 billion (excluding deposits received in 2019), which will be reflected in second quarter results.
Dividends The company paid dividends of $2.4 billion to common stockholders during the first three months of 2020. In April 2020, the company declared a quarterly dividend of $1.29 per common share, payable in June 2020.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $32.4 billion at March 31, 2020, up from $27.0 billion at December 31, 2019, as the company increased borrowings under its commercial paper program, partially offset by repayment of long-term notes that matured during the first three months of 2020.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at March 31, 2020 was $12.7 billion. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $18.4 billion at March 31, 2020, and $13.0 billion at December 31, 2019. Of these amounts, $9.75 billion was reclassified to long-term at both March 31, 2020, and December 31, 2019. At March 31, 2020, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2020, the company had $9.75 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2020. In addition, the company has an automatic shelf registration statement that expires in May 2021 for an unspecified amount of nonconvertible debt securities issued or guaranteed by the company.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation and Texaco Capital Inc. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard and Poor’s Corporation (S&P) and Aa2 by Moody’s Investors Service (Moody's). The company’s U.S. commercial paper is rated A-1+ by S&P and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities. As a result of deteriorating market conditions for the energy industry, S&P and Moody's conducted credit reviews and reaffirmed the company's debt ratings in March and April, respectively.
The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, lending commitments to affiliates, and shareholder distributions. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. During extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company has the flexibility to modify capital spending plans, discontinue or curtail the stock repurchase program, sell assets, and increase borrowings to continue paying the common stock dividend. The company remains committed to retaining its high-quality debt ratings.
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of March 31, 2020, the company had purchased 48.6 million shares for $5.5 billion, resulting in $19.5 billion remaining under the authorized program. During the first quarter 2020, the company purchased a total of 17.5 million shares for $1.75 billion. On March 24, 2020, the company announced the suspension of the stock repurchase program in response to market conditions.
Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the company to acquire any particular amount of common stock and it may be discontinued or resumed at any time.
Noncontrolling Interests The company had noncontrolling interests of $1.0 billion at March 31, 2020 and at December 31, 2019. There were distributions of $5 million to noncontrolling interests during the first three months of 2020 compared to $6 million for the same period in 2019.
Financial Ratios and Metrics

	At March 31, 2020	At December 31, 2019
Current Ratio *	1.0	1.1
Debt Ratio	18.4%	15.8%
Net Debt Ratio	14.2%	12.8%
* At March 31, 2020, the book value of inventory was lower than replacement cost.

	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
Net cash provided by operating activities	$4,722	$5,057
Less: Capital expenditures	(3,133)	(2,953)
Free Cash Flow	$1,589	$2,104
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $4.4 billion in the first three months of 2020, compared with $4.7 billion in the corresponding 2019 period. The amounts included the company’s share of affiliates’ expenditures of $1.2 billion and $1.5 billion in the 2020 and 2019 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2020 were $3.9 billion, representing 88 percent of the companywide total.
On March 24, 2020, the company reduced its guidance for 2020 organic capital and exploratory spending by 20 percent to $16 billion. On May 1, 2020, the company further reduced its 2020 organic capital expenditure guidance to as low as $14 billion. The incremental reductions are primarily focused on TCO's major capital project, deferral of short-cycle investments and pacing projects not yet under construction in response to market conditions. The company is focused on completing projects already under construction that will start-up in future years while preserving the capability to increase short-cycle activity in the Permian Basin and other areas when commodity prices recover.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended March 31
	2020	2019
	(Millions of dollars)
United States
Upstream	$2,017	$1,871
Downstream	276	383
All Other	94	79
Total United States	2,387	2,333
International
Upstream	1,884	2,321
Downstream	148	77
All Other	5	3
Total International	2,037	2,401
Worldwide	$4,424	$4,734
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 12 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 12 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on page 15 in Note 11 and pages 17 and 18 in Note 13 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 18 in Note 13 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on page 18 in Note 13 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 18 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included beginning on page 18 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on pages 18 and 19 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2020, does not differ materially from that discussed under Item 7A of Chevron’s 2019 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2020.
(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2020, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to first quarter 2020 and any material developments with respect to matters previously reported in Chevron’s 2019 Annual Report on Form 10-K.
As previously disclosed, on April 24, 2019, Chevron received a proposal from California’s Bay Area Air Quality Management District (BAAQMD) seeking to resolve certain Notices of Violation (NOVs) related to alleged violations that occurred at Chevron’s refinery in Richmond, California and at the Richmond terminal between 2016 and 2018. Chevron and the BAAQMD entered into a settlement agreement, effective April 15, 2020, to resolve allegations in 35 of those NOVs for a civil penalty of $156,500.
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
Information about risk factors for the three months ended March 31, 2020, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K, other than as reflected in the risk factor below.
Impacts of the novel coronavirus (COVID-19) pandemic and geopolitical factors have resulted in a significant decrease in demand for Chevron’s products and caused a precipitous drop in commodity prices, which has had and is expected to continue to have an adverse, and potentially material adverse, effect on Chevron’s future financial and operating results.
As of the date of this Quarterly Report on Form 10-Q, the economic, business, and oil and gas industry impacts from the COVID-19 pandemic and the disruption to capital markets have been far reaching. Crude oil prices, the single largest variable that affects the company’s results of operations, have fallen dramatically to historic lows, even going negative in some cases, due to a combination of a severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products resulting from government-mandated travel restrictions and an economic standstill resulting from the COVID-19 pandemic. As a result, a market imbalance has existed and may continue to exist, with oil supplies vastly exceeding current and expected near-term demand. Although OPEC and other countries have agreed to cut global oil supply, the commitments and actions to date have not matched the dramatic decrease in global demand, which is driving increasing inventory levels with refineries, pipelines and storage facilities at or close to storage capacity in a growing number of locations.
Extended periods of low prices for crude oil are expected to have a material adverse effect on the company’s results of operations, financial condition and liquidity. Among other things, the company’s earnings, cash flows, and capital and exploratory expenditure programs are expected to be negatively affected, as are its production volumes and proved reserves. As a result, the value of the company’s assets may also become impaired in future periods.
The company’s operations and workforce are being impacted by the COVID-19 pandemic, causing certain operations to be curtailed to various degrees, which may become suspended completely if adverse conditions persist. As a result of decreased demand for its products, the company has made significant cuts to its upstream capital and exploratory expenditure program for 2020, which are expected to negatively impact future production and proved developed and undeveloped reserves and could lead to the impairment of certain assets. Within downstream, the company is deferring certain discretionary maintenance activities while maintaining expenditures for asset integrity and reliability. The company has reduced the utilization rates of its refineries in response to reduced demand for its products, and these actions are expected to negatively impact future earnings and cash flows.
The company’s suppliers are also being heavily impacted by the COVID-19 pandemic and access to materials, supplies, and contract labor has been strained. In certain cases, the company has received notices invoking force majeure provisions in supplier contracts. This strain on the financial health of the company’s suppliers could put further pressure on the company’s financial results and may negatively impact supply assurance and performance for the company.
In light of the significant uncertainty around the duration and extent of the impact of the COVID-19 pandemic, management is currently unable to develop with any level of confidence estimates and assumptions that may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period. In addition, the unprecedented nature of such market conditions could cause current management estimates and assumptions to be challenged in hindsight.
There continues to be uncertainty and unpredictability around the impact of the COVID-19 pandemic on our financial and operating results in future periods. The extent to which the COVID-19 pandemic adversely impacts our future financial and operating results, and for what duration and magnitude, depends on several factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond the company's control. Such factors include the duration and scope of the pandemic, including any resurgences of the pandemic, and the impact on our workforce and operations; the negative impact of the pandemic on the economy and economic activity, including travel restrictions and prolonged low demand for our products; the ability of our affiliates, suppliers and partners to successfully navigate the impacts of the pandemic; the actions taken by governments, businesses and individuals in response to the pandemic; the actions of OPEC and other countries that otherwise impact supply and demand and correspondingly, commodity prices; the extent and duration of recovery of economies and demand for our products after the pandemic subsides; and Chevron’s ability to keep its cost model in line with changing demand for our products.
The impact of the COVID-19 pandemic is rapidly evolving, and the continuation or a resurgence of the pandemic could precipitate or aggravate the other risk factors identified in our 2019 Form 10-K, which in turn could further materially and adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways not currently known or considered by us to present significant risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
Jan. 1 – Jan. 31, 2020	4,005,528	$115.04	3,997,948	$20.8
Feb. 1 – Feb. 29, 2020	5,934,692	$102.18	5,934,692	$20.2
Mar. 1 – Mar. 31, 2020	7,560,882	$90.43	7,560,882	$19.5
Total	17,501,102	$100.05	17,493,522
______________________________________

(1)	Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.

(2)
Refer to “Liquidity and Capital Resources” on pages 34 to 36 for additional information regarding the company’s authorized stock repurchase program. The stock repurchase program was suspended in March 2020.

Item 5.	Other Information
Rule 10b5-1 Plan Elections
Michael K. Wirth, Chairman of the Board and Chief Executive Officer, entered into a pre-arranged stock trading plan in February 2020. Mr. Wirth’s plan provides for the potential exercise of vested stock options and the associated sale of up to 132,000 shares of Chevron common stock between May 2020 and January 2021.
R. Hewitt Pate, Vice President and General Counsel, entered into a pre-arranged stock trading plan in February 2020. Mr. Pate’s plan provides for the potential exercise of vested stock options and the associated sale of up to 173,000 shares of Chevron common stock between May 2020 and May 2021.
Colin E. Parfitt, Vice President, Midstream, entered into a pre-arranged stock trading plan in February 2020. Mr. Parfitt’s plan provides for the potential exercise of vested stock options and the associated sale of up to 32,425 shares of Chevron common stock between May 2020 and February 2021.
These trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.	Exhibits

Exhibit Index
Exhibit Number	Description
10.1*+	Amended and Restated Aircraft Time-Sharing Agreement, dated as of April 1, 2020, between Chevron U.S.A. Inc. and Michael K. Wirth.
10.2+
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation's Current Report on Form 8-K filed February 3, 2020, and incorporated herein by reference.

10.3+
Form of Non-Qualified Stock Options Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation's Current Report on Form 8-K filed February 3, 2020, and incorporated herein by reference.

10.4+
Form of Standard Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.3 to Chevron Corporation's Current Report on Form 8-K filed February 3, 2020, and incorporated herein by reference.

10.5+
Form of Stock Appreciation Rights Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.13 to Chevron Corporation’s Annual Report on Form 10-K filed February 21, 2020, and incorporated herein by reference.

10.6+	Summary of Chevron Incentive Plan Award Criteria, filed as Exhibit 10.7 to Chevron Corporation’s Annual Report on Form 10-K filed February 21, 2020, and incorporated herein by reference.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
101.SCH*	iXBRL Schema Document
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.LAB*	iXBRL Label Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (contained in Exhibit 101)
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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 6, 2020