Form 10-Q
period 2020-06-30
CHEVRON CORP
filed 2020-08-05
CIK 93410

.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,867,267,832 shares of the Company's common stock outstanding on June 30, 2020.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2020, and 2019	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2020, and 2019	4
	Consolidated Balance Sheet at June 30, 2020, and December 31, 2019	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2020, and 2019	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2020, and 2019	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	44
Signature		45

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for our products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the ability to successfully receive the requisite approvals and consummate the proposed acquisition of Noble Energy, Inc., the ability to successfully integrate the operations of Chevron and Noble Energy and achieve the anticipated benefits from the transaction, the company’s other future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to pay future dividends; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K, on pages 41 to 43 of this report and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$15,926	$36,323	$45,631	$70,512
Income (loss) from equity affiliates	(2,515)	1,196	(1,550)	2,258
Other income (loss)	83	1,331	914	1,280
Total Revenues and Other Income	13,494	38,850	44,995	74,050
Costs and Other Deductions
Purchased crude oil and products	8,144	20,835	23,653	40,538
Operating expenses	5,530	5,187	10,821	10,073
Selling, general and administrative expenses	1,569	1,076	2,252	2,060
Exploration expenses	895	141	1,053	330
Depreciation, depletion and amortization	6,717	4,334	11,005	8,428
Taxes other than on income	965	1,047	2,132	2,108
Interest and debt expense	172	198	334	423
Other components of net periodic benefit costs	99	97	197	198
Total Costs and Other Deductions	24,091	32,915	51,447	64,158
Income (Loss) Before Income Tax Expense	(10,597)	5,935	(6,452)	9,892
Income Tax Expense (Benefit)	(2,320)	1,645	(1,756)	2,960
Net Income (Loss)	(8,277)	4,290	(4,696)	6,932
Less: Net income (loss) attributable to noncontrolling interests	(7)	(15)	(25)	(22)
Net Income (Loss) Attributable to Chevron Corporation	$(8,270)	$4,305	$(4,671)	$6,954
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$(4.44)	$2.28	$(2.51)	$3.68
- Diluted	$(4.44)	$2.27	$(2.51)	$3.66
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,853,313	1,889,265	1,857,793	1,888,637
- Diluted	1,853,313	1,902,977	1,857,793	1,901,869

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Net Income (Loss)	$(8,277)	$4,290	$(4,696)	$6,932
Currency translation adjustment	7	5	(12)	1
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(1)	1	(4)	—
Derivatives
Net derivatives loss on hedge transactions	—	(1)	—	(1)
Reclassification to net income of net realized gain	—	—	—	—
Income taxes on derivatives transactions	—	—	—	—
Total	—	(1)	—	(1)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	169	125	335	250
Actuarial gain (loss) arising during period	—	(1)	—	(4)
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(5)	(3)	(8)	(7)
Prior service (costs) credits arising during period	—	1	—	1
Defined benefit plans sponsored by equity affiliates - benefit (cost)	7	3	9	5
Income (taxes) benefit on defined benefit plans	(43)	(28)	(80)	(58)
Total	128	97	256	187
Other Comprehensive Gain (Loss), Net of Tax	134	102	240	187
Comprehensive Income (Loss)	(8,143)	4,392	(4,456)	7,119
Comprehensive income (loss) attributable to noncontrolling interests	7	15	25	22
Comprehensive Income (Loss) Attributable to Chevron Corporation	$(8,136)	$4,407	$(4,431)	$7,141
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2020	At December 31, 2019
	(Millions of dollars)
Assets
Cash and cash equivalents	$6,855	$5,686
Marketable securities	59	63
Accounts and notes receivable, net	8,570	13,325
Inventories:
Crude oil and petroleum products	3,327	3,722
Chemicals	485	492
Materials, supplies and other	1,699	1,634
Total inventories	5,511	5,848
Prepaid expenses and other current assets	2,737	3,407
Total Current Assets	23,732	28,329
Long-term receivables, net	812	1,511
Investments and advances	37,290	38,688
Properties, plant and equipment, at cost	323,522	326,722
Less: Accumulated depreciation, depletion and amortization	179,672	176,228
Properties, plant and equipment, net	143,850	150,494
Deferred charges and other assets	11,511	10,532
Goodwill	4,416	4,463
Assets held for sale	1,792	3,411
Total Assets	$223,403	$237,428
Liabilities and Equity
Short-term debt	$3,751	$3,282
Accounts payable	8,250	14,103
Accrued liabilities	7,405	6,589
Federal and other taxes on income	628	1,554
Other taxes payable	791	1,002
Total Current Liabilities	20,825	26,530
Long-term debt	30,302	23,691
Deferred credits and other noncurrent obligations	19,291	20,445
Noncurrent deferred income taxes	11,110	13,688
Noncurrent employee benefit plans	7,489	7,866
Total Liabilities*	$89,017	$92,220
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at June 30, 2020 and December 31, 2019)	1,832	1,832
Capital in excess of par value	17,297	17,265
Retained earnings	166,122	174,945
Accumulated other comprehensive losses	(4,750)	(4,990)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (575,408,748 and 560,508,479 shares at June 30, 2020 and December 31, 2019, respectively)	(46,143)	(44,599)
Total Chevron Corporation Stockholders’ Equity	134,118	144,213
Noncontrolling interests	268	995
Total Equity	134,386	145,208
Total Liabilities and Equity	$223,403	$237,428
___________________________
* Refer to Note 13, “Other Contingencies and Commitments” beginning on page 18.
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2020	2019
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$(4,696)	$6,932
Adjustments
Depreciation, depletion and amortization	11,005	8,428
Dry hole expense	845	123
Distributions less than income from equity affiliates	2,278	(1,287)
Net before-tax losses (gains) on asset retirements and sales	(598)	(97)
Net foreign currency effects	(19)	80
Deferred income tax provision	(2,547)	394
Net decrease (increase) in operating working capital	(373)	(279)
Decrease (increase) in long-term receivables	49	233
Net decrease (increase) in other deferred charges	(109)	(98)
Cash contributions to employee pension plans	(531)	(728)
Other	(502)	139
Net Cash Provided by Operating Activities	4,802	13,840
Investing Activities
Capital expenditures	(5,225)	(6,537)
Proceeds and deposits related to asset sales and returns of investment	1,852	937
Net maturities of (investments in) time deposits	—	950
Net sales (purchases) of marketable securities	(1)	2
Net repayment (borrowing) of loans by equity affiliates	(1,074)	(620)
Net Cash Used for Investing Activities	(4,448)	(5,268)
Financing Activities
Net borrowings (repayments) of short-term obligations	2,571	(189)
Proceeds from issuances of long-term debt	8,250	—
Repayments of long-term debt and other financing obligations	(3,820)	(3,863)
Cash dividends - common stock	(4,796)	(4,494)
Distributions to noncontrolling interests	(10)	(8)
Net sales (purchases) of treasury shares	(1,550)	(840)
Net Cash Provided by (Used for) Financing Activities	645	(9,394)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(131)	32
Net Change in Cash, Cash Equivalents and Restricted Cash	868	(790)
Cash, Cash Equivalents and Restricted Cash at January 1	6,911	10,481
Cash, Cash Equivalents and Restricted Cash at June 30	$7,779	$9,691

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2019	$18,738	$181,387	$(3,459)	$(41,621)	$155,045	$1,073	$156,118
Treasury stock transactions	38	—	—	—	38	—	38
Net income (loss)	—	4,305	—	—	4,305	(15)	4,290
Cash dividends	—	(2,250)	—	—	(2,250)	(2)	(2,252)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	102	—	102	—	102
Purchases of treasury shares	—	—	—	(1,001)	(1,001)	—	(1,001)
Issuances of treasury shares	—	—	—	156	156	—	156
Other changes, net	—	—	—	—	—	—	—
Balance at June 30, 2019	$18,776	$183,442	$(3,357)	$(42,466)	$156,395	$1,056	$157,451

Balance at March 31, 2020	$18,867	$176,113	$(4,884)	$(46,166)	$143,930	$984	$144,914
Treasury stock transactions	22	—	—	—	22	—	22
Net income (loss)	—	(8,270)	—	—	(8,270)	(7)	(8,277)
Cash dividends	—	(2,394)	—	—	(2,394)	(5)	(2,399)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	134	—	134	—	134
Purchases of treasury shares	—	—	—	—	—	—	—
Issuances of treasury shares	—	—	—	23	23	—	23
Other changes, net	—	673	—	—	673	(704)	(31)
Balance at June 30, 2020	$18,889	$166,122	$(4,750)	$(46,143)	$134,118	$268	$134,386

Six Months Ended June 30
Balance at December 31, 2018	$18,704	$180,987	$(3,544)	$(41,593)	$154,554	$1,088	$155,642
Treasury stock transactions	72	—	—	—	72	—	72
Net income (loss)	—	6,954	—	—	6,954	(22)	6,932
Cash dividends	—	(4,494)	—	—	(4,494)	(8)	(4,502)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	187	—	187	—	187
Purchases of treasury shares	—	—	—	(1,539)	(1,539)	—	(1,539)
Issuances of treasury shares	—	—	—	666	666	—	666
Other changes, net	—	(4)	—	—	(4)	(2)	(6)
Balance at June 30, 2019	$18,776	$183,442	$(3,357)	$(42,466)	$156,395	$1,056	$157,451

Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	32	—	—	—	32	—	32
Net income (loss)	—	(4,671)	—	—	(4,671)	(25)	(4,696)
Cash dividends	—	(4,796)	—	—	(4,796)	(10)	(4,806)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	240	—	240	—	240
Purchases of treasury shares	—	—	—	(1,751)	(1,751)	—	(1,751)
Issuances of treasury shares	—	—	—	207	207	—	207
Other changes, net	—	645	—	—	645	(692)	(47)
Balance at June 30, 2020	$18,889	$166,122	$(4,750)	$(46,143)	$134,118	$268	$134,386

(Number of Shares)	Common Stock - 2020				Common Stock - 2019
Three Months Ended June 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at March 31	2,442,676,580	(575,697,930)	1,866,978,650		2,442,676,580	(537,950,519)	1,904,726,061
Purchases	—	(224)	(224)		—	(8,329,071)	(8,329,071)
Issuances	—	289,406	289,406		—	2,021,481	2,021,481
Balance at June 30	2,442,676,580	(575,408,748)	1,867,267,832		2,442,676,580	(544,258,109)	1,898,418,471

Six Months Ended June 30
Balance at December 31	2,442,676,580	(560,508,479)	1,882,168,101		2,442,676,580	(539,838,890)	1,902,837,690
Purchases	—	(17,501,326)	(17,501,326)		—	(13,039,767)	(13,039,767)
Issuances	—	2,601,057	2,601,057		—	8,620,548	8,620,548
Balance at June 30	2,442,676,580	(575,408,748)	1,867,267,832		2,442,676,580	(544,258,109)	1,898,418,471
_________________________________________________
(1)Beginning and ending balances for all periods include capital in excess of par, common stock issued at par for $1,832, and $(240) associated with Chevron’s Benefit Plan Trust. Changes reflect capital in excess of par.
(2)Beginning and ending total issued share balances include 14,168,000 shares associated with Chevron’s Benefit Plan Trust for all periods.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2020, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2019 Annual Report on Form 10-K.
Impact of the novel coronavirus (COVID-19) pandemic The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity have caused a significant decrease in the demand for our products and has created disruptions and volatility in the global marketplace beginning in the first quarter 2020, which negatively affected our results of operations and cash flows. These conditions persisted throughout the second quarter and continue to negatively affect our results of operations and cash flows. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results may continue to be depressed in future quarters. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will ultimately impact our results, which could be material.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2020 and 2019 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2018	$(124)	$(10)	$(2)	$(3,408)	$(3,544)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	1	—	(1)	(1)	(1)
Reclassifications	—	—	—	188	188
Net Other Comprehensive Income (Loss)	1	—	(1)	187	187
Balance at June 30, 2019	$(123)	$(10)	$(3)	$(3,221)	$(3,357)

Balance at December 31, 2019	$(142)	$(8)	$—	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(12)	(4)	—	9	(7)
Reclassifications(2)	—	—	—	247	247
Net Other Comprehensive Income (Loss)	(12)	(4)	—	256	240
Balance at June 30, 2020	$(154)	$(12)	$—	$(4,584)	$(4,750)
_______________________________

(1)All amounts are net of tax.
(2)Refer to Note 9, Employee Benefits for reclassified components totaling $327 million that are included in employee benefit costs for the six months ended June 30, 2020. Related income taxes for the same period, totaling $80 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2020	2019
	(Millions of dollars)
Distributions less than income from equity affiliates includes the following:
Distributions from equity affiliates	$728	$971
(Income) loss from equity affiliates	1,550	(2,258)
Distributions less than income from equity affiliates	$2,278	$(1,287)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$4,769	$910
Decrease (increase) in inventories	371	(878)
Decrease (increase) in prepaid expenses and other current assets	392	(303)
Increase (decrease) in accounts payable and accrued liabilities	(4,812)	284
Increase (decrease) in income and other taxes payable	(1,093)	(292)
Net decrease (increase) in operating working capital	$(373)	$(279)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$328	$443
Income taxes	2,142	2,590
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,821	$891
Returns of investment from equity affiliates	31	46
Proceeds and deposits related to asset sales and returns of investment	$1,852	$937
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$—	$—
Maturities of time deposits	—	950
Net maturities of (investments in) time deposits	$—	$950
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(1)	$(1)
Marketable securities sold	—	3
Net sales (purchases) of marketable securities	$(1)	$2
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(1,100)	$(675)
Repayment of loans by equity affiliates	26	55
Net repayment (borrowing) of loans by equity affiliates	$(1,074)	$(620)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$7,922	$614
Repayments of short-term obligations	(2,150)	(366)
Net borrowings (repayments) of short-term obligations with three months or less maturity	(3,201)	(437)
Net borrowings (repayments) of short-term obligations	$2,571	$(189)
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$201	$699
Shares purchased under share repurchase and deferred compensation plans	(1,751)	(1,539)
Net sales (purchases) of treasury shares	$(1,550)	$(840)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company paid dividends of $1.29 per share of common stock in second quarter 2020. This compares to dividends of $1.19 per share paid in the corresponding year-ago period.
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Six Months Ended June 30
	2020	2019
	(Millions of dollars)
Additions to properties, plant and equipment	$4,991	$6,381
Additions to investments	44	40
Current-year dry hole expenditures	223	103
Payments for other assets and liabilities, net	(33)	13
Capital expenditures	5,225	6,537
Expensed exploration expenditures	208	207
Assets acquired through finance lease obligations and other financing obligations	6	147
Payments for other assets and liabilities, net	33	(13)
Capital and exploratory expenditures, excluding equity affiliates	5,472	6,878
Company’s share of expenditures by equity affiliates	2,258	3,144
Capital and exploratory expenditures, including equity affiliates	$7,730	$10,022
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2020	2019	2019	2018
	(Millions of dollars)
Cash and Cash Equivalents	$6,855	$8,513	$5,686	$9,342
Restricted cash included in “Prepaid expenses and other current assets”	161	428	452	341
Restricted cash included in “Deferred charges and other assets”	763	750	773	798
Total Cash, Cash Equivalents and Restricted Cash	$7,779	$9,691	$6,911	$10,481
Additional information related to “Restricted Cash” is included on page 20 in Note 14 under the heading “Restricted Cash.”
Note 4. New Accounting Standards
Financial Instruments - Credit Losses (Topic 326) Effective January 1, 2020, Chevron adopted Accounting Standards Update (ASU) 2016-13 and its related amendments. For additional information on the company’s expected credit losses, refer to Note 17 on page 23.
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$4,567	$8,369
Costs and other deductions	3,166	4,039
Net income attributable to TCO	$984	$3,039
Note 6. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table on the next page:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$3,998	$4,840
Costs and other deductions	3,500	4,012
Net income attributable to CPChem	$420	$1,008
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$32,779	$54,777
Costs and other deductions	35,953	53,424
Net income (loss) attributable to CUSA	$(2,151)	$1,225

	At June 30, 2020	At December 31, 2019
	(Millions of dollars)
Current assets	$8,516	$13,059
Other assets	49,972	50,796
Current liabilities	14,884	18,291
Other liabilities	11,392	12,565
Total CUSA net equity	$32,212	$32,999
Memo: Total debt	$3,219	$3,222
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2020 and 2019, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$(2,066)	$896	$(1,825)	$1,644
International	(4,023)	2,587	(1,344)	4,962
Total Upstream	(6,089)	3,483	(3,169)	6,606
Downstream
United States	(988)	465	(538)	682
International	(22)	264	631	299
Total Downstream	(1,010)	729	93	981
Total Segment Earnings	(7,099)	4,212	(3,076)	7,587
All Other
Interest expense	(164)	(189)	(318)	(404)
Interest income	13	43	36	94
Other	(1,020)	239	(1,313)	(323)
Net Income Attributable to Chevron Corporation	$(8,270)	$4,305	$(4,671)	$6,954
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at June 30, 2020, and December 31, 2019, are as follows:

	At June 30, 2020	At December 31, 2019
Segment Assets	(Millions of dollars)
Upstream
United States	$33,869	$35,926
International	136,075	145,648
Goodwill	4,416	4,463
Total Upstream	174,360	186,037
Downstream
United States	23,001	25,197
International	15,849	16,955
Total Downstream	38,850	42,152
Total Segment Assets	213,210	228,189
All Other
United States	4,975	3,475
International	5,218	5,764
Total All Other	10,193	9,239
Total Assets — United States	61,845	64,598
Total Assets — International	157,142	168,367
Goodwill	4,416	4,463
Total Assets	$223,403	$237,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2020 and 2019, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$2,544	$5,927	$7,010	$11,809
International	4,554	8,977	13,567	18,346
Subtotal	7,098	14,904	20,577	30,155
Intersegment Elimination — United States	(1,420)	(3,865)	(4,232)	(7,384)
Intersegment Elimination — International	(1,021)	(3,104)	(3,562)	(6,396)
Total Upstream	4,657	7,935	12,783	16,375
Downstream
United States	5,235	14,855	16,421	27,243
International	6,519	14,701	18,692	29,208
Subtotal	11,754	29,556	35,113	56,451
Intersegment Elimination — United States	(332)	(1,042)	(1,592)	(1,989)
Intersegment Elimination — International	(186)	(186)	(771)	(451)
Total Downstream	11,236	28,328	32,750	54,011
All Other
United States	227	271	437	493
International	6	5	8	7
Subtotal	233	276	445	500
Intersegment Elimination — United States	(194)	(211)	(339)	(367)
Intersegment Elimination — International	(6)	(5)	(8)	(7)
Total All Other	33	60	98	126
Sales and Other Operating Revenues
United States	8,006	21,053	23,868	39,545
International	11,079	23,683	32,267	47,561
Subtotal	19,085	44,736	56,135	87,106
Intersegment Elimination — United States	(1,946)	(5,118)	(6,163)	(9,740)
Intersegment Elimination — International	(1,213)	(3,295)	(4,341)	(6,854)
Total Sales and Other Operating Revenues	$15,926	$36,323	$45,631	$70,512
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unfunded, and the company and the retirees share the costs. For the company’s main U.S. medical plan, the increase to the pre-Medicare company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2020 and 2019 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$125	$102	$249	$203
Interest cost	88	99	176	198
Expected return on plan assets	(163)	(141)	(325)	(282)
Amortization of prior service costs (credits)	—	1	1	1
Amortization of actuarial losses (gains)	96	59	192	119
Settlement losses	60	60	120	120
Total United States	206	180	413	359
International
Service cost	32	36	64	71
Interest cost	44	53	87	104
Expected return on plan assets	(51)	(57)	(103)	(115)
Amortization of prior service costs (credits)	3	3	5	6
Amortization of actuarial losses (gains)	11	6	21	11
Settlement losses	—	—	—	1
Total International	39	41	74	78
Net Periodic Pension Benefit Costs	$245	$221	$487	$437
Other Benefits*
Service cost	$10	$9	$19	$18
Interest cost	17	24	35	48
Amortization of prior service costs (credits)	(8)	(7)	(14)	(14)
Amortization of actuarial losses (gains)	2	—	2	(1)
Net Periodic Other Benefit Costs	$21	$26	$42	$51
_ ___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2020, a total of $531 million was contributed to employee pension plans (including $411 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2020, the company contributed $82 million to its OPEB plans. The company anticipates contributing approximately $92 million during the remainder of 2020.
Note 10. Assets Held For Sale
At June 30, 2020, the company classified $1.79 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2019 and the first six months of 2020 were not material.
Note 11. Income Taxes
The income tax expense decreased between quarterly periods from a charge of $1.65 billion in 2019 to a benefit of $2.32 billion in 2020. The company's income before income tax expense decreased $16.54 billion from $5.94 billion in 2019 to a loss of $10.60 billion in 2020, primarily due to the decrease in crude prices, impairments and other corporate charges. The company’s effective tax rate changed between quarterly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods from 28 percent in 2019 to 22 percent in 2020. The reduction in the effective tax rate is primarily due to the consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and is also due to the impact of a valuation allowance release and rate change.
The income tax expense decreased between the six-month periods from a charge of $2.96 billion in 2019 to a benefit of $1.76 billion in 2020. This decrease is a direct result of the company’s income before income tax expense decreasing $16.34 billion, from $9.89 billion in 2019 to a loss of $6.45 billion in 2020. The decrease in income is primarily due to the reduction in prices, impairments and other corporate charges, partially offset by increased production in the U.S. The company’s effective tax rate changed between six-month periods from 30 percent in 2019 to 27 percent in 2020. The reduction in the effective tax rate is primarily due to the consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and is also due to the impact of tax benefits for releasing the reserve on an uncertain tax position, valuation allowance and tax rate change.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2020. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009 and Kazakhstan — 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate entities a full release from any and all environmental liability arising from the consortium operations.
Chevron defended itself in the Lago Agrio lawsuit on the grounds that the claims lacked both legal and factual merit. As to matters of law, Chevron asserted that the court lacked jurisdiction, the plaintiffs sought to improperly apply a 1999 law retroactively, the claims were time-barred, and the lawsuit was barred by releases signed by the Republic of Ecuador, Petroecuador, and the pertinent provincial and municipal governments. With regard to the facts, the company asserted that the evidence confirmed Texpet’s remediation was properly conducted and that any remaining environmental impacts reflected Petroecuador’s failure to timely fulfill its own legal obligation to remediate the concession area and Petroecuador’s conduct after it assumed control over operations. In February 2011, the provincial court rendered a judgment against Chevron, awarding approximately $8.6 billion in damages, plus approximately $900 million for the plaintiffs’ representatives, and approximately $8.6 billion in additional punitive damages unless the company issued a public apology within 15 days, which Chevron did not do. In January 2012, an appellate panel affirmed the judgment and ordered that Chevron pay an additional 0.10% in attorneys’ fees. In November 2013, Ecuador’s National Court of Justice ratified the judgment but nullified the $8.6 billion punitive damage assessment, resulting in a judgment of $9.5 billion. In December 2013, Chevron appealed the decision to Ecuador’s highest Constitutional Court, which rejected Chevron’s appeal in July 2018. No further appeals are available in Ecuador.
The Lago Agrio plaintiffs’ lawyers have sought to enforce the judgment in Ecuador and other jurisdictions. In May 2012, they filed a recognition and enforcement action against Chevron Corporation, Chevron Canada Limited and another subsidiary (which was later dismissed as a party) in the Superior Court of Justice in Ontario, Canada. In September 2015, the Supreme Court of Canada ruled that the Ontario Superior Court of Justice had jurisdiction over Chevron Corporation and Chevron Canada Limited for purposes of the action. In January 2017, the Superior Court ruled that Chevron Canada Limited and Chevron Corporation are separate legal entities with separate rights and obligations, and dismissed the action against Chevron Canada Limited. In May 2018, the Court of Appeal for Ontario upheld the dismissal of Chevron Canada Limited. The Supreme Court of Canada denied the plaintiffs’ application for leave to appeal in April 2019, rendering the dismissal of Chevron Canada Limited final. In July 2019, by consent of the parties, the Ontario Superior Court dismissed the recognition and enforcement action against Chevron Corporation with prejudice and with costs in favor of Chevron. In June 2012, the plaintiffs filed a recognition and enforcement action against Chevron Corporation in the Superior Court of Justice in Brasilia, Brazil. In May 2015, the Brazilian public prosecutor issued an opinion recommending that the court reject the plaintiffs’ action on grounds including that the Lago Agrio judgment was procured through fraud and corruption and violated Brazilian and international public order. In November 2017, the Superior Court of Justice dismissed the plaintiffs’ recognition and enforcement action on jurisdictional grounds, and in June 2018 the dismissal became final in Brazil. In October 2012, the provincial court in Ecuador issued an ex parte embargo order purporting to order the seizure of assets belonging to separate Chevron subsidiaries in Ecuador, Argentina and Colombia. In November 2012, at the request of the plaintiffs, a court in Argentina issued a freeze order against Chevron Argentina S.R.L. and another Chevron subsidiary. In January 2013, an appellate court upheld the freeze order, but in June 2013, the Supreme Court of Argentina revoked the freeze order in its entirety. In December 2013, Chevron was served with the plaintiffs’ complaint seeking recognition and enforcement of the judgment in Argentina. In April 2016, the public prosecutor in Argentina issued an opinion recommending rejection of the plaintiffs’ request to recognize the Ecuadorian judgment in Argentina. In November 2017, the National Court, First Instance, dismissed the complaint on jurisdictional grounds and the Federal Civil Court of Appeals affirmed the dismissal in July 2018. The plaintiffs’ appealed to the Supreme Court of Argentina. On July 30, 2020, in a unanimous 5-0 decision, the Supreme Court of Argentina dismissed the plaintiffs’ appeal of the decision by the Federal Civil Court of Appeals.
Chevron continues to believe the Ecuadorian judgment is illegitimate and unenforceable because it is the product of fraud and corruption, and contrary to the law and all legitimate scientific evidence. Chevron cannot predict the timing or outcome of any threatened enforcement action, but expects to continue a vigorous defense against any imposition of liability and to contest and defend any and all enforcement actions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 11 on page 14 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Seven coastal parishes and the State of Louisiana have filed 43 separate lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 39 of these cases. The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Plaintiffs’ SLCRMA theories are unprecedented; thus, there remains significant uncertainty about the scope of the claims and alleged damages and any potential effects on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. During the second quarter 2020, net oil equivalent production in Venezuela averaged 23,000 barrels per day, none of which was upgraded to synthetic crude. The operating environment in Venezuela has been deteriorating for some time. In January 2019, the United States government issued sanctions against the Venezuelan national oil company, Petroleos de Venezuela, S.A. (PdVSA), which is the company’s partner in the equity affiliates. The company is conducting its business pursuant to general licenses and guidance issued coincident with the sanctions. In late July 2019, the United States government renewed General License 8A with the issuance of General License 8B, subsequently superseded by General License 8C issued on August 5, 2019. The authorization provided to Chevron under General License 8C was extended by General License 8D on October 21, 2019 and General License 8E issued by the United States government on January 17, 2020. General License 8E was replaced and superseded by General License 8F on April 21, 2020. General License 8F authorizes the company to perform transactions and activities that are necessary for limited maintenance of essential operations, contracts, or other agreements, to ensure safety or the preservation of assets in Venezuela, and is effective until December 1, 2020. The company has evaluated the impacts of the revised authorizations granted by General License 8F on its activities in Venezuela. The company has completed its evaluation of the carrying value of its Venezuelan investments in line with its accounting policies and concluded that given the current operating environment and overall outlook which create significant uncertainties regarding the recovery of the company’s investment, an other than temporary loss of value has occurred, resulting in a full impairment of its investment in the country totaling $2.6 billion. As a result, the company removed approximately 160 million barrels of proved reserves and will no longer report production in the country commencing July 2020.
Please see Note 13, “Investments and Advances,” on page 71 in the company's 2019 Annual Report on Form 10-K for further information on the company’s investments in equity affiliates in Venezuela.
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2020, and December 31, 2019, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2020				At December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$59	$59	$—	$—	$63	$63	$—	$—
Derivatives	23	14	9	—	11	1	10	—
Total Assets at Fair Value	$82	$73	$9	$—	$74	$64	$10	$—
Derivatives	83	32	51	—	74	26	48	—
Total Liabilities at Fair Value	$83	$32	$51	$—	$74	$26	$48	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2020.
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
Assets carried at fair value at June 30, 2020, and December 31, 2019, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $6.9 billion and $5.7 billion at June 30, 2020, and December 31, 2019, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2020.
Restricted Cash had a carrying/fair value of $924 million and $1.2 billion at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, other corporate and tax items, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt and finance lease obligations, of $20.3 billion and $13.7 billion at June 30, 2020, and December 31, 2019, respectively. The fair value of long-term debt for the company was $21.7 billion and $14.3 billion at June 30, 2020 and December 31, 2019, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $20.6 billion for the period. The fair value of other long-term debt classified as Level 2 is $1.1 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2020, and December 31, 2019, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2020, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2020
					Before-Tax Loss
					Three Months Ended	Six Months Ended
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$2,171	$—	$20	$2,151	$2,551	$2,551
Properties, plant and equipment, net (held for sale)	655	—	655	—	92	166
Investments and advances	12	—	—	12	2,549	2,549
Total Assets at Fair Value	$2,838	$—	$675	$2,163	$5,192	$5,266
Properties, plant and equipment The company reported impairments for certain upstream properties in second quarter 2020 primarily due to downward revisions to its oil and gas price outlook. The impact of these impairments is included in “Depreciation, depletion, and amortization” on the Consolidated Statement of Income.
Investments and advances The company fully impaired its investments in the Petropiar and Petroboscan affiliates in Venezuela in second quarter 2020. The impact of these impairments is included in “Income from equity affiliates” on the Consolidated Statement of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments measured at fair value at June 30, 2020, and December 31, 2019, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of Contract	Balance Sheet Classification	At June 30, 2020	At December 31, 2019
Commodity	Accounts and notes receivable, net	$16	$11
Commodity	Long-term receivables, net	7	—
Total Assets at Fair Value		$23	$11
Commodity	Accounts payable	$80	$74
Commodity	Deferred credits and other noncurrent obligations	3	—
Total Liabilities at Fair Value		$83	$74

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Contract	Statement of Income Classification	2020	2019	2020	2019
Commodity	Sales and other operating revenues	$(216)	$(6)	$245	$(244)
Commodity	Purchased crude oil and products	(20)	(2)	(24)	(9)
Commodity	Other income	(3)	(3)	(3)	(3)
		$(239)	$(11)	$218	$(256)
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2020, and December 31, 2019.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2020
Derivative Assets	$1,603	$1,580	$23	$—	$23
Derivative Liabilities	$1,663	$1,580	$83	$—	$83

At December 31, 2019
Derivative Assets	$656	$645	$11	$—	$11
Derivative Liabilities	$719	$645	$74	$—	$74
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 16. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $5.7 billion and $9.2 billion at June 30, 2020, and December 31, 2019, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Financial Instruments - Credit Losses
Chevron adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses, and its related amendments at the effective date of January 1, 2020. The standard replaces the “incurred loss model” and requires an estimate of expected credit losses, measured over the contractual life of a financial instrument, that considers forecast of future economic conditions in addition to information about past events and current conditions. The cumulative-effect adjustment to the opening retained earnings at January 1, 2020 was a reduction of $25 million, representing a decrease to the net accounts and notes receivable balances shown on the company’s consolidated balance sheet on page 5. Chevron’s expected credit loss allowance balance was $528 million as of June 30, 2020 and $849 million as of December 31, 2019, with a majority of the allowance relating to non-trade receivable balances. A reduction in the allowance for non-trade receivables of $550 million was recorded in the second quarter as an agreement was reached with a government joint venture partner that resulted in the write-off of the associated receivable balances. Additionally, new allowances of $140 million were recorded in June 2020 associated with receivables from government joint venture partners.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $7.1 billion as of June 30, 2020, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring pre-payments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default, loss given default and exposure of default which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days. A comprehensive review of credit risk was completed in the second quarter of 2020 in response to the COVID-19 pandemic and the significant reduction in crude prices resulting from decreased demand associated with government-mandated travel restrictions. Following the second quarter review, an additional allowance of $9 million was recorded for balances representing higher risk trade receivables.
Chevron's non-trade receivable balance was $2.8 billion as of June 30, 2020, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk.
Equity affiliate loans are also considered non-trade and during the second quarter 2020 review, a $560 million allowance was recognized within “Investments and advances” on the Consolidated Balance Sheet.
Note 18. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at June 30, 2020, was $2.5 billion, a net decrease of $587 million from year-end 2019. The decrease was primarily due to well write-offs recorded in second quarter 2020. During the six months ended June 30, 2020, $496 million of exploratory well costs previously capitalized for greater than one year at December 31, 2019, were charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19. Long-Term Debt
In May 2020, the company issued $300 million in aggregate principal amount of floating rate notes due 2023, $1.2 billion in aggregate principal amount of 1.141 percent notes due 2023, $2.5 billion in aggregate principal amount of 1.554 percent notes due 2025, $1.0 billion in aggregate principal amount of 1.995 percent notes due 2027, $1.5 billion in aggregate principal amount of 2.236 percent notes due 2030, $500 million in aggregate principal amount of 2.978 percent notes due 2040, and $1.0 billion in aggregate principal amount of 3.078 percent notes due 2050. In the first six months of 2020, the company repaid $3.8 billion of bonds at maturity.
Note 20. Restructuring and Reorganization Costs
The company is undertaking an enterprise-wide transformation that includes the capture of cost efficiencies. As part of this restructuring, employee-reduction programs were announced, and in second quarter 2020, the company recorded severance accruals. The programs are expected to be substantially completed by the end of 2021.
A before-tax charge of $1,015 million ($784 million after-tax) was recorded in second quarter 2020, with $895 million reported as “Operating expenses” and $120 million reported as “Selling, general and administrative expenses” on the Consolidated Statement of Income. The accrued liability, covering severance benefits, is classified as current on the Consolidated Balance Sheet. Approximately $157 million ($120 million after-tax) is associated with terminations in U.S. Upstream, $376 million ($296 million after-tax) in International Upstream, $109 million ($82 million after-tax) in U.S. Downstream, $78 million ($62 million after-tax) in International Downstream, and $295 million ($224 million after-tax) in All Other.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2020	$7
Accruals/Adjustments	1,031
Payments	(11)
Balance at June 30, 2020	$1,027

Note 21. Agreement to Acquire Noble Energy, Inc.
On July 20, 2020, Chevron Corporation announced it had entered into a definitive agreement with Noble Energy, Inc. to acquire all of its outstanding shares in an all-stock transaction, valued at approximately $5 billion, pursuant to which Noble Energy stockholders will receive 0.1191 shares of Chevron common stock for each Noble Energy share. The transaction was approved by the Boards of Directors of both companies and is anticipated to close in fourth quarter 2020. The company will also assume Noble Energy debt balances, which were $8.7 billion as of March 31, 2020. The acquisition is subject to Noble Energy stockholder approval. It is also subject to regulatory approvals and other customary closing conditions. See Item 1A. “Risk Factors” for a discussion of risks related to the Noble Energy acquisition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2020 Compared with Second Quarter 2019
And Six Months 2020 Compared with Six Months 2019
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$(2,066)	$896	$(1,825)	$1,644
International	(4,023)	2,587	(1,344)	4,962
Total Upstream	(6,089)	3,483	(3,169)	6,606
Downstream
United States	(988)	465	(538)	682
International	(22)	264	631	299
Total Downstream	(1,010)	729	93	981
Total Segment Earnings	(7,099)	4,212	(3,076)	7,587
All Other	(1,171)	93	(1,595)	(633)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$(8,270)	$4,305	$(4,671)	$6,954
__________________________________________
(1) Includes foreign currency effects.	$(437)	$15	$77	$(122)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net loss attributable to Chevron Corporation for second quarter 2020 was $8.27 billion ($(4.44) per share — diluted), compared with earnings of $4.31 billion ($2.27 per share — diluted) in the corresponding 2019 period. The net loss attributable to Chevron Corporation for the first six months of 2020 was $4.67 billion ($(2.51) per share — diluted), compared with earnings of $6.95 billion ($3.66 per share — diluted) in the first six months of 2019.
Upstream reported a loss of $6.09 billion in second quarter 2020 compared to earnings of $3.48 billion in the corresponding 2019 period. The decrease was driven by net special item charges of $4.7 billion, sharply lower crude oil realizations and lower crude oil and natural gas volumes. Upstream reported a loss of $3.17 billion for the first six months of 2020 compared with earnings of $6.61 billion a year earlier. The decrease was driven by net special item charges of $4.0 billion, sharply lower crude oil realizations and natural gas realizations.
Downstream reported a loss of $1.01 billion in second quarter 2020 compared with earnings of $729 million in the corresponding 2019 period. The decrease was primarily due to lower margins on refined product sales and lower sales volumes. Earnings for the first six months of 2020 were $93 million compared with $981 million in the corresponding 2019 period. The decrease was primarily due to lower sales volumes, lower equity earnings from 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) and higher operating expenses.
Refer to pages 31 through 33 for additional discussion of results by business segment and “All Other” activities for second quarter and first six months 2020 versus the same periods in 2019.
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

Philippines, Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
Earnings of the company depend mostly on the profitability of its upstream business segment. The most significant factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company’s downstream business, crude oil is the largest cost component of refined products. It is the company’s objective to deliver competitive results and stockholder value in any business environment. Periods of sustained lower prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses, including employee reductions, and capital and exploratory expenditures, along with other measures intended to improve financial performance. Similarly, impairments or write-offs have occurred, and may occur in the future, as a result of managerial decisions not to progress certain projects in the company's portfolio.
Response to Market Conditions and COVID-19 During the second quarter of 2020, travel restrictions and other constraints on economic activity continued in many locations around the world to limit the spread of the COVID-19 virus. As a result, demand for our products fell steeply and commodity prices, including crude oil and natural gas, have followed suit. The drop in commodity prices negatively impacted the company’s second quarter 2020 financial and operating results. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results may continue to be depressed in future quarters. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.
Chevron entered this crisis well positioned with a strong balance sheet, flexible capital program and low cash flow breakeven price. To protect its long-term health and value, the company is responding to these market conditions by adjusting items it can control. The company has lowered planned 2020 capital expenditures by up to 30 percent from its original budget to as low as $14 billion and intends to reduce 2020 operating costs by $1 billion compared to 2019. The company is undertaking an enterprise-wide transformation that includes the capture of cost efficiencies. As part of this restructuring, employee reduction programs were announced. Additionally, the company suspended its share repurchase program in March 2020. Taken together, these actions are consistent with our financial priorities: to protect the dividend, to prioritize capital spend that drives long-term value and to maintain a strong balance sheet. The company expects to continue to have sufficient liquidity and access to both commercial paper and debt capital markets due to its strong balance sheet and investment grade credit ratings, which have been recently reaffirmed. Additionally, the company has access to nearly $10 billion in committed credit facilities.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Note 11 provides details of the company’s effective income tax rate.
Refer to the “Cautionary Statement Relevant to Forward-Looking Information” on page 2 of this report and to “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K and on pages 41 to 43 of this report for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. The company’s asset sale program for 2018 through 2020 is targeting before-tax proceeds of $5-10 billion. Proceeds related to asset sales were $6.6 billion from January 2018 through June 2020.
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
The company is actively managing its schedule of work, contracting, procurement, and supply chain activities to effectively manage costs, ensure supply chain resiliency and continuity, and support operational goals. Third party costs for capital, exploration, and operating expenses associated with ongoing operations can be subject to external factors beyond the company’s control including, but not limited to: the general level of inflation, tariffs or other taxes imposed on goods or services, and market based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company’s costs reflect the changes in market trends.
The spot markets for many materials and services have fallen in response to the broader economic impact of the COVID-19 pandemic. Crude oil and natural gas prices have yet to return to pre-pandemic levels, and therefore spending in the energy sector has continued to retreat. Commodity prices remain below break-even levels in many regions, and as a result, more highly-leveraged producers may be forced to file for bankruptcy protection (Chapter 11 re-organization or even Chapter 7 insolvency proceedings under the U.S. Bankruptcy Code), further stressing suppliers, especially those who entered this price-cycle under financial pressure. The extent to which the costs of goods and services could go down may be constrained by low supply sector margins, decisions by suppliers to reduce capacity, and actions by banks and other financial institutions. Chevron is actively monitoring and engaging key suppliers to mitigate any potential business impacts.
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

During the second quarter 2020, Brent averaged $30 per barrel and ended July at about $43. The WTI price averaged $57 per barrel for the full-year 2019. During the second quarter 2020, WTI averaged $28 per barrel and ended July at about $40. The majority of the company’s equity crude production is priced based on the Brent benchmark. (See page 37 for the company’s average U.S. and international crude oil sales prices.)
Crude prices sharply declined at the end of the first quarter due to surplus supply as demand decreased due to government-imposed travel restrictions and other constraints on economic activity. In the second quarter the supply/demand balance improved primarily due to production cuts and demand growth, increasing prices.
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply-and-demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $1.76 per thousand cubic feet (MCF) for the first six months of 2020, compared with $2.73 during the first six months of 2019. At the end of July 2020, the Henry Hub spot price was $1.80 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market. The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales realizations averaged $5.11 per MCF during the first six months of 2020, compared with $6.00 per MCF in the same period last year. (See page 37 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first six months of 2020 averaged 3.111 million barrels per day, 2 percent higher than the year-ago period. About 14 percent of the company’s net oil-equivalent production in the first six months of 2020 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas did not materially reduce the company's net crude oil production in second quarter 2020. OPEC quotas had no effect on the company’s net crude oil production for second quarter 2019.
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
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015. In December 2019, the governments of Saudi Arabia and Kuwait signed a memorandum of understanding to allow production to restart in the Partitioned Zone. In mid-February 2020, pre-startup activities commenced, and production resumed in July 2020. The financial effects from the loss of production in 2019 and first half 2020 were not significant.
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. While the operating environment in Venezuela has been deteriorating for some time, the equity affiliates have conducted activities consistent with the authorization provided pursuant to general licenses issued by the United States government. It remains uncertain when the environment in Venezuela will stabilize, but the company remains committed to its people, assets and operations in Venezuela. Refer to

Note 13 on page 18 under the heading “Other Contingencies” for more information on the company's activities in Venezuela.
Response to Market Conditions and COVID-19: Upstream In the second quarter 2020, travel restrictions and other constraints on economic activity aimed at combating the spread of COVID-19 continued, which caused demand for oil and gas to remain low. This has resulted in lower price realizations across all commodities. While critical asset integrity and reliability activities continue, deferral of non-essential work and demobilization of non-essential personnel have continued in locations with high infection rates to reduce the COVID-19 exposure risk to our workforce. In some countries where the virus infection rates are low, for example Australia and China, the workforce has returned to the office.
Despite the challenges posed by the pandemic, progress continues on the future growth wellhead pressure management project (FGP-WPMP) at Tengiz. To mitigate the risk from the pandemic, the project construction workforce was demobilized to 20 percent of planned levels, which has slowed the overall construction pace. Extended rotations, testing and isolation protocols have been established for personnel arriving and departing from the site to minimize the spread of the virus. It is too early to provide meaningful information regarding the impact of these measures on project cost and schedule, as they will be dependent upon when activity can be safely ramped-up and sustained. While infection levels in Kazakhstan remain high, management is committed to progressing the project in a safe and responsible manner.
Facility maintenance turnarounds are being adjusted and, in certain cases, deferred to later in 2020 or into 2021. In some cases, turnarounds have been extended in duration and reduced in scope to mitigate the risk of the virus. New production coming online will be significantly reduced in future periods as drilling and completion activities are scaled back, most notably in the Permian Basin, Gulf of Mexico, and Argentina. As a result of the reduction in capital expenditures across the business, some exploration activities and projects not yet in execution phase have been deferred, which may impact production in future years.
Production levels have been curtailed as a result of reductions imposed by OPEC+ nations in Kazakhstan, Nigeria and Angola. Additionally, reductions have been implemented by operators of assets where the company has non-operated interests or where production has been curtailed due to market conditions, most notably in Thailand and the United States. Production curtailments of approximately 165 thousand barrels of oil equivalent per day were recorded in the second quarter. In the third quarter, we expect curtailments to be approximately 150 thousand barrels of oil equivalent per day.
Decreased capital expenditures for 2020 will result in reductions to Chevron’s proved reserve quantities and delays in timing of additional proved reserves being recognized. The company currently estimates the lower planned capital spend will result in an approximately 10 percent downward revision to proved reserves quantities, primarily in the Permian Basin and Australia. Should the current low commodity prices persist, it is expected that proved reserve quantities would decrease for oil and gas properties where economic limits are negatively impacted. Lower prices will positively impact proved reserves due to entitlement effects. The impact of the reduction in capital expenditures, changes in commodity prices, and their combined effect on proved reserves will be assessed at the end of the year in line with Chevron’s annual reserves process.
Regulatory and in-country conditions, which are rapidly changing, could impact logistics and material movement and remain a risk to business continuity. We are taking precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus through screening, testing and, when appropriate, quarantining workforce and visitors upon arrival to our operated facilities.
Refer to the “Results of Operations” section on pages 31 and 32 for additional discussion of the company’s upstream business.
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
Response to Market Conditions and COVID-19: Downstream Beginning in March and continuing into the second quarter 2020, demand for the company’s products (primarily jet fuel and motor gasoline) deteriorated as a result of travel restrictions and other constraints on economic activity implemented in many countries to combat the spread of the COVID-19 virus. Product prices also fell sharply in the second quarter 2020, and although economic activity has somewhat rebounded from lows experienced in April, refining margins were at or near historic lows due to lower demand and pressure from a global oil product surplus for much of the second quarter. Chevron took steps to maximize diesel production, given the decline in jet fuel and motor gasoline demand, to fuel transportation that keeps global supply chains moving. The company is also prioritizing equity crudes into its refining system where possible and actively monitoring supply and demand dynamics as every region is experiencing different recovery trends. The company is adjusting the schedule for planned maintenance activity across its refining network and idling certain processing units to adjust for lower demand, reduce costs, manage inventories and, most importantly, protect the safety of employees and contractors. To preserve cash and support balance sheet strength, the 2020 downstream organic capital spending program was reduced by approximately $800 million.
As of late July 2020, Chevron’s refining crude utilization was approximately 75 percent and sales were down year-over-year approximately 60 percent for jet fuel, 10 percent for motor gasoline, and 5 percent for diesel. It is unclear how long these conditions will persist, but the company will continue to take actions necessary to protect the health and well-being of people, the environment and its operations as conditions evolve.
Refer to the “Results of Operations” section on pages 32 and 33 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:
•Australia — Completed the acquisition of Puma Energy (Australia) Holdings Pty Ltd.
•Azerbaijan — Completed the sale of the company's interest in the Azeri-Chirag-Gunashli fields and Baku-Tbilisi-Ceyhan pipeline in April 2020.
•Colombia — Completed the sale of the company's interest in the offshore Chuchupa and onshore Ballena natural gas fields in April 2020.
Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 8, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)

Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
U.S. Upstream Earnings	$(2,066)	$896	$(1,825)	$1,644
U.S. upstream operations reported a loss of $2.07 billion in second quarter 2020, compared with earnings of $896 million from a year earlier. Included in the current quarter were charges of $1.32 billion for special items, including impairments and write-offs of $1.20 billion and severance charges of $120 million. Sharply lower crude oil realizations of $1.59 billion also contributed to the decrease in earnings between periods.
U.S. upstream operations reported a loss of $1.83 billion for the first six months of 2020, compared with earnings of $1.64 billion from a year earlier. The decrease is due to the drastic decline in crude oil realizations of $2.08 billion and second quarter 2020 special items of $1.32 billion as detailed above.
The average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2020 was $19 compared with $52 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first six months of 2020 was $29, compared with $50 a year earlier. The average natural gas realization in second quarter 2020 was $0.81 per thousand cubic feet, compared with $0.68 in the 2019 period. The average natural gas realization in the first six months of 2020 was $0.70 per thousand cubic feet, compared with $1.17 in the 2019 period.
Net oil-equivalent production of 991,000 barrels per day in second quarter 2020 was up 93,000 barrels per day, or 10 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico were partially offset by normal field declines and the effects of production curtailments due to market conditions. Net oil-equivalent production of 1.03 million barrels per day in the first six months of 2020 was up 136,000 barrels per day, or 15 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico were partially offset by normal field declines and the effects of production curtailments due to market conditions.
The net liquids component of oil-equivalent production of 747,000 barrels per day in second quarter 2020 was up 5 percent from the corresponding 2019 period. The net liquids component of oil-equivalent production of 775,000 barrels per day in the 2020 six-month period was up 11 percent from the 2019 period. Net natural gas production was 1.46 billion cubic feet per day in second quarter 2020, an increase of 29 percent from the 2019 comparative period. Net natural gas production was 1.51 billion cubic feet per day in the first six months of 2020, an increase of 32 percent from the 2019 period.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
International Upstream Earnings*	$(4,023)	$2,587	$(1,344)	$4,962
_____________________________
* Includes foreign currency effects	$(262)	$22	$206	$(146)
International upstream operations reported a loss of $4.02 billion in second quarter 2020, compared with earnings of $2.59 billion a year ago. Special items included in second quarter 2020 include charges of $3.9 billion for impairments, write-offs and severance accruals, and earnings of $0.7 billion associated with a gain on the Azerbaijan sale and tax items. Sharply lower crude oil realizations of $2.12 billion, and lower crude oil and natural gas volumes of $330 million and $240 million, respectively, also contributed to the decrease in earnings between periods. Foreign currency effects had an unfavorable impact on earnings of $284 million between periods.
International upstream operations reported a loss of $1.34 billion in the first six months of 2020 compared with earnings of $4.96 billion a year earlier. Special items included in the first half of 2020 include charges of $3.9 billion for impairments, write-offs and severance accruals and earnings of $1.4 billion associated with gains on asset sales and tax items. Sharply lower crude oil realizations of $2.98 billion and lower crude oil volumes of $510 million also contributed to the decrease in earnings between periods. Foreign currency effects had a favorable impact on earnings of $352 million between periods.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2020 was $21, compared with $62 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2020 was $33, compared with $60 a year earlier. The average natural gas realization in second quarter 2020 was $4.48 per thousand cubic feet, compared with $5.43 in the 2019 period. The average natural gas realization in the first six months of 2020 was $5.11 per thousand cubic feet, compared with $6.00 in the 2019 period.
International net oil-equivalent production of 2.00 million barrels per day in second quarter 2020 decreased 189,000 barrels per day, or 9 percent, from the corresponding 2019 period. The decrease is due to production curtailments associated with market conditions and OPEC+ restrictions combined with asset sale related decreases of 100,000 barrels per day. Partially offsetting these items were higher production entitlement effects. International net oil-equivalent production of 2.08 million barrels per day in the first six months of 2020 was down 86,000 barrels per day, or 4 percent, from a year earlier. The decrease is due to asset sale related decreases of 97,000 barrels per day, and production curtailments associated with market conditions and OPEC+ restrictions, partially offset by production entitlement effects.
The net liquids component of oil-equivalent production of 1.08 million barrels per day in second quarter 2020 decreased 7 percent from the 2019 period. The net liquids component of oil-equivalent production of 1.12 million barrels per day in the first six months of 2020 decreased 4 percent from the 2019 period. Net natural gas production of 5.52 billion cubic feet per day in second quarter 2020 decreased 11 percent from the 2019 period. Net natural gas production of 5.79 billion cubic feet per day in the first six months of 2020 decreased 4 percent from the 2019 period.
Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
U.S. Downstream Earnings	$(988)	$465	$(538)	$682
U.S. downstream operations reported a loss of $988 million in second quarter 2020, compared with earnings of $465 million a year earlier. The decrease was mainly due to lower margins on refined product sales of $740 million, lower sales volumes of $500 million, lower earnings from 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem) of $200 million and severance accruals of $80 million, partially offset by lower maintenance and transportation costs of $80 million.
U.S. downstream operations reported a loss of $538 million for the first six months of 2020 compared with earnings of $682 million a year earlier. The decrease was primarily due to lower sales volumes of $410 million, lower margins on refined product sales of $360 million, lower earnings from 50 percent-owned CPChem of $260 million, and higher operating expense of $180 million, including severance charges of $80 million.
Refinery crude oil input in second quarter 2020 decreased 39 percent to 581,000 barrels per day and for the first six months of 2020, crude oil input decreased 15 percent to 773,000 barrels per day. The decrease for both comparative periods was due to the company's cut in refinery runs in response to demand destruction from the impact of the COVID-19 pandemic and the weak refining margin environment.
Refined product sales of 827,000 barrels per day were down 35 percent from second quarter 2019, mainly due to gasoline, jet fuel and diesel demand destruction associated with the COVID-19 pandemic. Refined product sales of 993,000 barrels per day in the six-month period were down 20 percent from the corresponding 2019 period, mainly due to jet fuel, gasoline and diesel demand destruction associated with the COVID-19 pandemic.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
International Downstream Earnings*	$(22)	$264	$631	$299
_______________________
* Includes foreign currency effects	$(23)	$(9)	$37	$22
International downstream operations reported a loss of $22 million in second quarter 2020, compared with earnings of $264 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $200 million and severance charges of $60 million, partially offset by reductions in shutdown and transportation costs which were both lower by $20 million. Foreign currency effects had an unfavorable impact on earnings of $14 million between periods.
Earnings for the first six months of 2020 were $631 million, compared with $299 million a year earlier. The increase in earnings was largely due to higher margins on refined product sales of $410 million, partially offset by severance charges of $60 million. Foreign currency effects had a favorable impact on earnings of $15 million between periods.
Refinery crude oil input of 589,000 barrels per day in second quarter 2020 decreased 2 percent from the year-ago period. For the first six months of 2020, crude input was 612,000 barrels per day, down 3 percent from the year-ago period.
Total refined product sales of 1.10 million barrels per day in second quarter 2020 were down 13 percent from the year-ago period, mainly due to gasoline, jet fuel and diesel demand destruction associated with the COVID-19 pandemic. Total refined product sales for the first six months of 2020 of 1.19 million barrels per day were down 11 percent from the year-ago period, mainly due to jet fuel, gasoline and diesel demand destruction associated with the COVID-19 pandemic.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Earnings/(Charges)*	$(1,171)	$93	$(1,595)	$(633)
______________________
* Includes foreign currency effects	$(152)	$2	$(166)	$2
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2020 were $1.17 billion, compared with net earnings of $93 million in the year-ago period. The increase in net charges between periods was mainly due to absence of the Anadarko termination fee that was received in second quarter 2019, along with severance charges that were recorded in the current period. Foreign currency effects increased net charges by $154 million between periods.
Net charges for the first six months of 2020 were $1.60 billion, compared with $633 million a year earlier. The change between periods was mainly due to the absence of the Anadarko termination fee that was received in second quarter 2019 and severance charges, partially offset by lower employee costs and lower interest expense. Foreign currency effects increased net charges by $168 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$15,926	$36,323	$45,631	$70,512
Sales and other operating revenues decreased $20.4 billion for the quarterly period mainly due to lower crude oil and refined product prices and lower refined product and crude oil volumes. Sales and other operating revenues for the six-month period decreased $24.9 billion. The decrease was primarily due to lower crude oil and refined product prices, lower refined product volumes and lower natural gas prices.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Income from equity affiliates	$(2,515)	$1,196	$(1,550)	$2,258
Income from equity affiliates in the quarterly period and the six-month period decreased mainly due to the full impairment of Petropiar and Petroboscan in Venezuela, lower upstream-related earnings from Tengizchevroil in Kazakhstan and lower downstream-related earnings from CPChem.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Other income (loss)	$83	$1,331	$914	$1,280
Other income for the second quarter decreased due to the absence of the receipt of the second quarter 2019 Anadarko termination fee and unfavorable swing in foreign exchange, partially offset by gains on asset sales. Other income for the six-month period decreased due to the absence of the receipt of the second quarter 2019 Anadarko termination fee, partially offset by gains on asset sales and favorable swing in foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Purchased crude oil and products	$8,144	$20,835	$23,653	$40,538
Purchased crude oil and products for both the second quarter and six-month comparative periods decreased $12.7 billion and $16.9 billion, respectively. The decrease was primarily due to lower crude oil prices and volumes and lower refined product prices and volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,099	$6,263	$13,073	$12,133
Operating, selling, general and administrative expenses in the second quarter increased $836 million, primarily due to severance accruals, partially offset by lower maintenance and transportation expenses. The year-to-date period increased $940 million, primarily due to current quarter severance accruals.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Exploration expenses	$895	$141	$1,053	$330
The increase in exploration expenses for the second quarter and the six-month period was mostly due to higher charges for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Depreciation, depletion and amortization	$6,717	$4,334	$11,005	$8,428
Depreciation, depletion and amortization expenses for the second quarter and for the six-month period increased. The increase was mainly due to current quarter impairment charges.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Taxes other than on income	$965	$1,047	$2,132	$2,108
Taxes other than on income decreased for the second quarter, mainly due to lower taxes on production, payroll and sales and use tax, partially offset by higher regulatory expenses. Taxes other than on income for the six-month period increased mainly due to higher regulatory expenses, partially offset by lower taxes on production, payroll and sales and use tax.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Interest and debt expense	$172	$198	$334	$423
Interest and debt expenses for the second quarter and the six-month period decreased mainly due to lower interest rates.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
Income tax expense/(benefit)	$(2,320)	$1,645	$(1,756)	$2,960
The decrease in income tax expense for the second quarter 2020 of $3.97 billion was primarily due to the reduction in total income before tax for the company of $16.54 billion. The decrease in income before taxes was primarily due to lower crude oil prices, impairments and other charges and severance accruals.
U.S. income before tax decreased from $1.98 billion in second quarter 2019 to a loss of $5.47 billion in 2020. This $7.45 billion decrease in income was primarily driven by lower crude prices, the effects of impairments and other charges in the U.S., and the absence of the one-off Anadarko termination fee, partially offset by increased production. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease to tax expense of $1.73 billion between year-over-year periods, from a tax charge of $500 million in 2019 to a benefit of $1.23 billion in 2020.
International income before tax decreased from $3.96 billion in second quarter 2019 to a loss of $5.13 billion in 2020. This $9.09 billion decrease in income was primarily driven by lower prices, the effects of impairments and other charges in international locations, partially offset by asset sale gains. The decrease in income before asset sale gains and the impact of tax benefits due to valuation allowance releases and a rate change resulted in a $2.24 billion decrease in international income tax expense between year-over-year periods, from a $1.15 billion charge in 2019 to a $1.09 billion benefit in 2020.

The company's decrease in income tax expense for the first six months of 2020 of $4.72 billion was primarily due to the decrease in the total before-tax income in 2020 of $16.34 billion.
U.S. income before tax decreased between the six-month periods, from $2.35 billion in 2019 to a loss of $5.04 billion in 2020. This decrease in income was primarily driven by lower prices, the effects of impairments and other charges in the U.S. and the absence of the second quarter 2019 Anadarko merger termination fee, partially offset by an increase in production. The decrease in income had a direct impact on the company's U.S. income tax resulting in a decrease in tax expense of $1.71 billion between the six-month periods, from an expense of $640 million in 2019 to a benefit of $1.07 billion in 2020.
International income before tax for the first six-months decreased from $7.55 billion in 2019 to a loss of $1.42 billion in 2020. This decrease in income was primarily driven by lower prices, the effects of impairments and other charges in international locations, partially offset by asset sales. The decrease in income before asset sale gains and the impact of tax benefits due to releasing the reserve on uncertain tax positions, valuation allowance releases and a rate change resulted in a decrease in international income tax expense of $3.01 billion between year-over-year periods, from a charge of $2.32 billion in 2019 to a benefit of $685 million in 2020.
Refer also to the discussion of the effective income tax rate in Note 11 beginning on page 14.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	747	710	775	700
Net natural gas production (MMCFPD)(3)	1,462	1,130	1,513	1,146
Net oil-equivalent production (MBOEPD)	991	898	1,027	891
Sales of natural gas (MMCFPD)	3,863	3,744	4,113	3,998
Sales of natural gas liquids (MBPD)	196	115	202	112
Revenue from net production
Liquids ($/Bbl)	$19.29	$52.41	$28.68	$50.48
Natural gas ($/MCF)	$0.81	$0.68	$0.70	$1.17
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,077	1,153	1,120	1,169
Net natural gas production (MMCFPD)(3)	5,524	6,197	5,787	6,006
Net oil-equivalent production (MBOEPD)(4)	1,997	2,186	2,084	2,170
Sales of natural gas (MMCFPD)	5,430	6,007	5,828	5,922
Sales of natural gas liquids (MBPD)	31	39	45	39
Revenue from liftings
Liquids ($/Bbl)	$21.19	$62.03	$32.74	$59.92
Natural gas ($/MCF)	$4.48	$5.43	$5.11	$6.00
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,988	3,084	3,111	3,061
U.S. Downstream
Gasoline sales (MBPD)(5)	502	689	563	654
Other refined product sales (MBPD)	325	589	430	581
Total refined product sales (MBPD)	827	1,278	993	1,235
Sales of natural gas liquids (MBPD)	23	89	25	90
Refinery input (MBPD)	581	960	773	911
International Downstream
Gasoline sales (MBPD)(5)	197	273	219	268
Other refined product sales (MBPD)	556	650	616	706
Share of affiliate sales (MBPD)	351	340	353	365
Total refined product sales (MBPD)	1,104	1,263	1,188	1,339
Sales of natural gas liquids (MBPD)	73	81	77	77
Refinery input (MBPD)	589	599	612	634
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	49	31	48	34
International	572	614	590	611
(4) Includes net production of synthetic oil:
Canada	63	49	60	50
Venezuela affiliate	—	—	—	5
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $6.9 billion at June 30, 2020 and $5.7 billion at year-end 2019. Cash provided by operating activities in the first six months of 2020 was $4.8 billion, compared with $13.8 billion in the year-ago period. Cash capital and exploratory expenditures totaled $5.5 billion in the first six months of 2020, down $1.4 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.8 billion and $31 million, respectively, in the first six months of 2020, compared to $891 million and $46 million, respectively, in the year-ago period.
Dividends The company paid dividends of $4.8 billion to common stockholders during the first six months of 2020. In July 2020, the company declared a quarterly dividend of $1.29 per common share, payable in September 2020.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $34.1 billion at June 30, 2020, up from $27.0 billion at December 31, 2019, following the company’s issuance of long-term public bonds of $8.0 billion in May 2020, partially offset by repayment of long-term notes that matured during the first six months of 2020. More information on the May 2020 bond issuance is included in Note 19 on page 24.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company's commercial paper program at June 30, 2020 was $7.5 billion. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $13.5 billion at June 30, 2020, and $13.0 billion at December 31, 2019. Of these amounts, $9.75 billion was reclassified to long-term at both June 30, 2020, and December 31, 2019. At June 30, 2020, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2020, the company had $9.75 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2020. In addition, the company has an automatic shelf registration statement that expires in May 2021 for an unspecified amount of nonconvertible debt securities issued by the company.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation and Texaco Capital Inc. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard and Poor’s Corporation (S&P) and Aa2 by Moody’s Investors Service (Moody’s). The company’s U.S. commercial paper is rated A-1+ by S&P and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities. As a result of deteriorating market conditions for the energy industry, S&P and Moody’s conducted credit reviews and reaffirmed the company’s debt ratings in March and April 2020, respectively. In July 2020, following the announcement by the company of the proposed acquisition of Noble Energy, S&P reaffirmed the rating.
The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, lending commitments to affiliates, and shareholder distributions. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. During extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company has the flexibility to modify capital spending plans, discontinue or curtail the stock repurchase program (which is currently suspended), sell assets, and increase borrowings to continue paying the common stock dividend. The company remains committed to retaining its high-quality debt ratings.
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of June 30, 2020, the company had purchased 48.6 million shares for $5.5 billion, resulting in $19.5 billion remaining under the authorized program. On March 24, 2020, the company announced the suspension of the stock repurchase program in response to market conditions. No shares were purchased under the program in second quarter 2020.
Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the company to acquire any particular amount of common stock, and it may be discontinued or resumed at any time.
Noncontrolling Interests The company had noncontrolling interests of $268 million at June 30, 2020, and $1.0 billion at December 31, 2019. The decrease in the quarter was primarily due to the acquisition of an equity interest that was previously held by a joint venture partner. There were distributions of $10 million to noncontrolling interests during the first six months of 2020 compared to $8 million for the same period in 2019.
Financial Ratios and Metrics

	At June 30, 2020	At December 31, 2019
Current Ratio *	1.1	1.1
Debt Ratio	20.2%	15.8%
Net Debt Ratio	16.8%	12.8%
* At June 30, 2020, the book value of inventory was lower than replacement cost.

	Six Months Ended June 30
	2020	2019
	(Millions of dollars)
Net cash provided by operating activities	$4,802	$13,840
Less: Capital expenditures	(5,225)	(6,537)
Free Cash Flow	$(423)	$7,303
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $7.7 billion in the first six months of 2020, compared with $10.0 billion in the corresponding 2019 period. The amounts included the company’s share of affiliates’ expenditures of $2.3 billion and $3.1 billion in the 2020 and 2019 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2020 were $6.4 billion, representing 83 percent of the company wide total. Included in the 2020 period were inorganic capital expenditures of $0.3 billion associated with the downstream acquisition of Puma Energy (Australia) Holdings Pty Ltd.
The decrease is consistent with the May 1, 2020 revision to organic capital expenditure guidance for 2020 to be as low as $14 billion. The incremental reductions are primarily focused on TCO’s major capital project, deferral of short-cycle investments and pacing projects not yet under construction in response to market conditions. The company is focused on completing projects already under construction that will start-up in future years while preserving the capability to increase short-cycle activity in the Permian Basin and other areas when commodity prices recover.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Millions of dollars)
United States
Upstream	$1,011	$1,956	$3,028	$3,827
Downstream	178	671	454	1,054
All Other	45	52	139	131
Total United States	1,234	2,679	3,621	5,012
International
Upstream	1,496	2,415	3,380	4,736
Downstream	573	189	721	266
All Other	3	5	8	8
Total International	2,072	2,609	4,109	5,010
Worldwide	$3,306	$5,288	$7,730	$10,022
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 12 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 12 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included on page 14 in Note 11 and page 18 in Note 13 to the Consolidated Financial Statements under the heading “Income Taxes.”
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
Environmental Information related to environmental matters is included on page 18 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on page 18 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2020, does not differ materially from that discussed under Item 7A of Chevron’s 2019 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2020.
(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2020, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2020 and any material developments with respect to matters previously reported in Chevron’s 2019 Annual Report on Form 10-K.
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
On April 29, 2020, Chevron received a Notice of Intent to file a civil administrative complaint from the U.S. Environmental Protection Agency (EPA) related to alleged waste-related violations identified during an October 2019 EPA inspection at a Chevron terminal in Montebello, California. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
On April 30, 2020, the California Air Resources Board issued a Notice of Violation related to alleged ethanol blending violations at a Chevron terminal in Sacramento, California in July 2019. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
On May 29, 2020, the California Air Resources Board issued a Notice of Violation related to certain alleged violations identified during routine fuel sampling at Chevron's refinery in Richmond, California in May 2019. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 15 in Note 12 to the Consolidated Financial Statements.
Item 1A.Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the six months ended June 30, 2020, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K, other than as reflected in the risk factors below.
Impacts of the novel coronavirus (COVID-19) pandemic and geopolitical factors have resulted in a significant decrease in demand for Chevron’s products and caused a precipitous drop in commodity prices, which has had and is expected to continue to have an adverse, and potentially material adverse, effect on Chevron’s future financial and operating results.
As of the date of this Quarterly Report on Form 10-Q, the economic, business, and oil and gas industry impacts from the COVID-19 pandemic and the disruption to capital markets have continued to be far reaching. Crude oil prices, the single largest variable that affects the company’s results of operations, have fallen dramatically to historic lows, even briefly going negative, due to a combination of a severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products resulting from government-mandated travel restrictions and the curtailment of economic activity resulting from the COVID-19 pandemic. As a result, a market imbalance has existed and may continue to exist, with oil supplies vastly exceeding current and expected near-term demand. Although OPEC and other countries have agreed to cut global oil supply, the commitments and actions to date have not matched the dramatic decrease in global demand, which is driving increasing inventory levels with refineries, pipelines and storage facilities at or close to storage capacity in a number of locations.
Extended periods of low prices for crude oil are expected to have a material adverse effect on the company’s results of operations, financial condition and liquidity. Among other things, the company’s earnings, cash flows, and capital and exploratory expenditure programs are expected to be negatively affected, as are its production volumes and proved reserves. As a result, the value of the company’s assets may also become impaired in future periods, as we saw in the second quarter 2020.
The company’s operations and workforce are being impacted by the COVID-19 pandemic, causing certain operations to be curtailed to various degrees, which may become suspended completely if adverse conditions deteriorate further. At 50 percent owned Tengizchevroil in Kazakhstan, COVID-19 infections have led to the demobilization of a significant portion of the workforce, adversely impacting the construction pace for completion of the FGP-WPMP project. The ultimate effects of COVID-19 on FGP-WPMP construction are uncertain and cannot be predicted at this time. In particular, we are currently unable to predict whether COVID-19 will have a material adverse impact on our ability to complete FGP-WPMP on schedule or within the current cost estimate for the project.
As a result of decreased demand for its products, the company has made cuts to its upstream capital and exploratory expenditure program for 2020, which are expected to negatively impact future production, have led to and could lead to further negative revisions of reserves and could also lead to the further impairment of assets. Production curtailments, such as those due to the reductions imposed by OPEC+ nations in Kazakhstan, Nigeria and Angola, and other production curtailment actions taken by operators of assets for which the company has non-operated interests or due to market conditions, may further exacerbate these negative impacts in future periods. Within downstream, the company is also deferring certain discretionary maintenance activities while maintaining expenditures for asset integrity and reliability. The company has reduced the utilization rates of its refineries in response to reduced demand for its products, particularly greatly reduced demand for jet fuel due to the COVID-19 impact on travel and the aviation industry, for which we are a key supplier, and these actions are expected to negatively impact future earnings and cash flows.
The company’s suppliers are also being impacted by the COVID-19 pandemic and access to materials, supplies, and contract labor has been strained. In certain cases, the company has received notices invoking force majeure provisions in supplier contracts. This strain on the financial health of the company’s suppliers could put further pressure on the company’s financial results and may negatively impact supply assurance and supplier performance. In-country conditions, including potential future waves of the COVID-19 virus in countries that appear to have reduced their infection rates, could impact logistics and material movement and remain a risk to business continuity.
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
There continues to be uncertainty and unpredictability about the impact of the COVID-19 pandemic on our financial and operating results in future periods. The extent to which the COVID-19 pandemic adversely impacts our future financial and operating results, and for what duration and magnitude, depends on several factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond the company's control. Such factors include the duration and scope of the pandemic, including any resurgences of the pandemic, and the impact on our workforce and operations; the negative impact of the pandemic on the economy and economic activity, including travel restrictions and prolonged low demand for our products; the ability of our affiliates, suppliers and partners to successfully navigate the impacts of the pandemic; the actions taken by governments, businesses and individuals in response to the pandemic; the actions of OPEC and other countries that otherwise impact supply and demand and correspondingly, commodity prices; the extent and duration of recovery of economies and demand for our products after the pandemic subsides; and Chevron’s ability to keep its cost model in line with changing demand for our products.
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
We may not complete the acquisition of Noble Energy within the time frame we anticipate or at all.
The completion of the acquisition of Noble Energy is subject to a number of conditions, including regulatory approvals and approval by Noble Energy stockholders of the adoption of the merger agreement. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of Chevron's business after the transaction or materially delay the completion of the acquisition. A delay in completing the acquisition could cause Chevron to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty about completion of the acquisition.
The Noble Energy acquisition may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt our current plans or operations.
The success of the Noble Energy acquisition will depend, in part, on Chevron's ability to successfully integrate the business of Noble Energy and realize the anticipated benefits, including the anticipated annual run-rate operating and other cost synergies and accretion to return on capital employed, free cash flow and earnings per share. Difficulties in integrating Noble Energy may result in the failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management's attention from ongoing business concerns as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on our financial results.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
April 1 – April 30, 2020	218	$68.56	—	$19.5
May 1 – May 31, 2020	—	$—	—	$19.5
June 1 – June 30, 2020	6	$91.57	—	$19.5
Total	224	$69.20	—
______________________________________

(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” on pages 38 to 40 for additional information regarding the company’s authorized stock repurchase program. The stock repurchase program was suspended in March 2020.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
4.1
Indenture, dated as of May 11, 2020, between Chevron Corporation and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to Chevron Corporation's Current Report on Form 8-K filed May 12, 2020, and incorporated herein by reference.

4.2
First Supplement Indenture, dated as of May 11, 2020, between Chevron Corporation and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Chevron Corporation's Current Report on Form 8-K filed May 12, 2020, and incorporated herein by reference.

4.3
Forms of 1.141% Notes Due 2023, Floating Rate Notes Due 2023, 1.554% Notes Due 2025, 1.995% Notes Due 2027, 2.236% Notes Due 2030, 2.978% Notes Due 2040 and 3.078% Notes due 2050, contained in Exhibit 4.2 to Chevron Corporation's Current Report on Form 8-K filed May 12, 2020, and incorporated herein by reference.

10.1+
Amended and Restated Aircraft Time-Sharing Agreement, dated as of April 1, 2020, between Chevron U.S.A. Inc. and Michael K. Wirth, filed as Exhibit 10.1 to Chevron Corporation's Quarterly Report on Form 10-Q filed May 6, 2020, and incorporated herein by reference.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Comptroller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 5, 2020