Form 10-Q
period 2020-09-30
CHEVRON CORP
filed 2020-11-05
CIK 93410

.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,867,323,448 shares of the Company’s common stock outstanding on September 30, 2020.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2020, and 2019	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2020, and 2019	4
	Consolidated Balance Sheet at September 30, 2020, and December 31, 2019	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2020, and 2019	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2020, and 2019	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signature		45

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for our products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s ability to successfully integrate the operations of Chevron and Noble Energy and achieve the anticipated benefits from the acquisition of Noble Energy; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to pay future dividends; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K, on pages 41 to 42 of this report and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$23,997	$34,779	$69,628	$105,291
Income (loss) from equity affiliates	510	1,172	(1,040)	3,430
Other income (loss)	(56)	165	858	1,445
Total Revenues and Other Income	24,451	36,116	69,446	110,166
Costs and Other Deductions
Purchased crude oil and products	13,448	19,882	37,101	60,420
Operating expenses	4,604	5,325	15,425	15,398
Selling, general and administrative expenses	832	954	3,084	3,014
Exploration expenses	117	168	1,170	498
Depreciation, depletion and amortization	4,017	4,361	15,022	12,789
Taxes other than on income	1,091	1,059	3,223	3,167
Interest and debt expense	164	197	498	620
Other components of net periodic benefit costs	222	121	419	319
Total Costs and Other Deductions	24,495	32,067	75,942	96,225
Income (Loss) Before Income Tax Expense	(44)	4,049	(6,496)	13,941
Income Tax Expense (Benefit)	165	1,469	(1,591)	4,429
Net Income (Loss)	(209)	2,580	(4,905)	9,512
Less: Net income (loss) attributable to noncontrolling interests	(2)	—	(27)	(22)
Net Income (Loss) Attributable to Chevron Corporation	$(207)	$2,580	$(4,878)	$9,534
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$(0.12)	$1.38	$(2.63)	$5.06
- Diluted	$(0.12)	$1.36	$(2.63)	$5.02
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,853,533	1,880,607	1,856,363	1,885,931
- Diluted	1,853,533	1,893,928	1,856,363	1,899,193

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Net Income (Loss)	$(209)	$2,580	$(4,905)	$9,512
Currency translation adjustment	17	(33)	5	(32)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(1)	2	(5)	2
Derivatives
Net derivatives loss on hedge transactions	—	—	—	(1)
Reclassification to net income of net realized gain	—	—	—	—
Income taxes on derivatives transactions	—	3	—	3
Total	—	3	—	2
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	293	150	628	400
Actuarial gain (loss) arising during period	—	—	—	(4)
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(5)	(4)	(13)	(11)
Prior service (costs) credits arising during period	—	—	—	1
Defined benefit plans sponsored by equity affiliates - benefit (cost)	5	3	14	8
Income (taxes) benefit on defined benefit plans	(66)	(33)	(146)	(91)
Total	227	116	483	303
Other Comprehensive Gain (Loss), Net of Tax	243	88	483	275
Comprehensive Income (Loss)	34	2,668	(4,422)	9,787
Comprehensive loss (income) attributable to noncontrolling interests	2	—	27	22
Comprehensive Income (Loss) Attributable to Chevron Corporation	$36	$2,668	$(4,395)	$9,809
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2020	At December 31, 2019
	(Millions of dollars)
Assets
Cash and cash equivalents	$6,866	$5,686
Marketable securities	28	63
Accounts and notes receivable, net	9,722	13,325
Inventories:
Crude oil and petroleum products	3,588	3,722
Chemicals	409	492
Materials, supplies and other	1,684	1,634
Total inventories	5,681	5,848
Prepaid expenses and other current assets	2,506	3,407
Total Current Assets	24,803	28,329
Long-term receivables, net	780	1,511
Investments and advances	37,655	38,688
Properties, plant and equipment, at cost	325,131	326,722
Less: Accumulated depreciation, depletion and amortization	182,748	176,228
Properties, plant and equipment, net	142,383	150,494
Deferred charges and other assets	11,227	10,532
Goodwill	4,416	4,463
Assets held for sale	1,799	3,411
Total Assets	$223,063	$237,428
Liabilities and Equity
Short-term debt	$530	$3,282
Accounts payable	9,537	14,103
Accrued liabilities	7,944	6,589
Federal and other taxes on income	788	1,554
Other taxes payable	865	1,002
Total Current Liabilities	19,664	26,530
Long-term debt	34,280	23,691
Deferred credits and other noncurrent obligations	19,267	20,445
Noncurrent deferred income taxes	10,625	13,688
Noncurrent employee benefit plans	7,189	7,866
Total Liabilities*	$91,025	$92,220
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2020 and December 31, 2019)	1,832	1,832
Capital in excess of par value	17,318	17,265
Retained earnings	163,509	174,945
Accumulated other comprehensive losses	(4,507)	(4,990)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (575,353,132 and 560,508,479 shares at September 30, 2020 and December 31, 2019, respectively)	(46,138)	(44,599)
Total Chevron Corporation Stockholders’ Equity	131,774	144,213
Noncontrolling interests	264	995
Total Equity	132,038	145,208
Total Liabilities and Equity	$223,063	$237,428
___________________________
* Refer to Note 13, “Other Contingencies and Commitments” beginning on page 16.
See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2020	2019
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$(4,905)	$9,512
Adjustments
Depreciation, depletion and amortization	15,022	12,789
Dry hole expense	848	137
Distributions more (less) than income from equity affiliates	2,249	(1,897)
Net before-tax losses (gains) on asset retirements and sales	(625)	(106)
Net foreign currency effects	190	54
Deferred income tax provision	(3,180)	986
Net decrease (increase) in operating working capital	(21)	1,126
Decrease (increase) in long-term receivables	84	426
Net decrease (increase) in other deferred charges	(145)	(144)
Cash contributions to employee pension plans	(895)	(1,204)
Other	(283)	(22)
Net Cash Provided by Operating Activities	8,339	21,657
Investing Activities
Capital expenditures	(6,855)	(9,906)
Proceeds and deposits related to asset sales and returns of investment	1,979	1,088
Net maturities of (investments in) time deposits	—	950
Net sales (purchases) of marketable securities	35	2
Net repayment (borrowing) of loans by equity affiliates	(1,434)	(970)
Net Cash Used for Investing Activities	(6,275)	(8,836)
Financing Activities
Net borrowings (repayments) of short-term obligations	(606)	1,973
Proceeds from issuances of long-term debt	12,237	—
Repayments of long-term debt and other financing obligations	(3,941)	(3,868)
Cash dividends - common stock	(7,186)	(6,731)
Distributions to noncontrolling interests	(10)	(16)
Net sales (purchases) of treasury shares	(1,545)	(1,845)
Net Cash Provided by (Used for) Financing Activities	(1,051)	(10,487)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(133)	5
Net Change in Cash, Cash Equivalents and Restricted Cash	880	2,339
Cash, Cash Equivalents and Restricted Cash at January 1	6,911	10,481
Cash, Cash Equivalents and Restricted Cash at September 30	$7,791	$12,820

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2019	$18,776	$183,442	$(3,357)	$(42,466)	$156,395	$1,056	$157,451
Treasury stock transactions	51	—	—	—	51	—	51
Net income (loss)	—	2,580	—	—	2,580	—	2,580
Cash dividends	—	(2,237)	—	—	(2,237)	(8)	(2,245)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	88	—	88	—	88
Purchases of treasury shares	—	—	—	(1,250)	(1,250)	—	(1,250)
Issuances of treasury shares	—	—	—	216	216	—	216
Other changes, net	—	(1)	—	—	(1)	3	2
Balance at September 30, 2019	$18,827	$183,783	$(3,269)	$(43,500)	$155,841	$1,051	$156,892

Balance at June 30, 2020	$18,889	$166,122	$(4,750)	$(46,143)	$134,118	$268	$134,386
Treasury stock transactions	21	—	—	—	21	—	21
Net income (loss)	—	(207)	—	—	(207)	(2)	(209)
Cash dividends	—	(2,390)	—	—	(2,390)	—	(2,390)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	243	—	243	—	243
Purchases of treasury shares	—	—	—	—	—	—	—
Issuances of treasury shares	—	—	—	5	5	—	5
Other changes, net	—	(15)	—	—	(15)	(2)	(17)
Balance at September 30, 2020	$18,910	$163,509	$(4,507)	$(46,138)	$131,774	$264	$132,038

Nine Months Ended September 30
Balance at December 31, 2018	$18,704	$180,987	$(3,544)	$(41,593)	$154,554	$1,088	$155,642
Treasury stock transactions	123	—	—	—	123	—	123
Net income (loss)	—	9,534	—	—	9,534	(22)	9,512
Cash dividends	—	(6,731)	—	—	(6,731)	(16)	(6,747)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	275	—	275	—	275
Purchases of treasury shares	—	—	—	(2,789)	(2,789)	—	(2,789)
Issuances of treasury shares	—	—	—	882	882	—	882
Other changes, net	—	(5)	—	—	(5)	1	(4)
Balance at September 30, 2019	$18,827	$183,783	$(3,269)	$(43,500)	$155,841	$1,051	$156,892

Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	53	—	—	—	53	—	53
Net income (loss)	—	(4,878)	—	—	(4,878)	(27)	(4,905)
Cash dividends	—	(7,186)	—	—	(7,186)	(10)	(7,196)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	483	—	483	—	483
Purchases of treasury shares	—	—	—	(1,751)	(1,751)	—	(1,751)
Issuances of treasury shares	—	—	—	212	212	—	212
Other changes, net	—	630	—	—	630	(694)	(64)
Balance at September 30, 2020	$18,910	$163,509	$(4,507)	$(46,138)	$131,774	$264	$132,038

(Number of Shares)	Common Stock - 2020				Common Stock - 2019
Three Months Ended September 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(575,408,748)	1,867,267,832		2,442,676,580	(544,258,109)	1,898,418,471
Purchases	—	(2,220)	(2,220)		—	(10,302,969)	(10,302,969)
Issuances	—	57,836	57,836		—	2,756,686	2,756,686
Balance at September 30	2,442,676,580	(575,353,132)	1,867,323,448		2,442,676,580	(551,804,392)	1,890,872,188

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(560,508,479)	1,882,168,101		2,442,676,580	(539,838,890)	1,902,837,690
Purchases	—	(17,503,545)	(17,503,545)		—	(23,342,737)	(23,342,737)
Issuances	—	2,658,892	2,658,892		—	11,377,235	11,377,235
Balance at September 30	2,442,676,580	(575,353,132)	1,867,323,448		2,442,676,580	(551,804,392)	1,890,872,188
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2020, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2019 Annual Report on Form 10-K.
Impact of the Coronavirus Disease 2019 (COVID-19) Pandemic The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity have caused a significant decrease in the demand for our products and has created disruptions and volatility in the global marketplace beginning late in the first quarter 2020, which negatively affected our results of operations and cash flows. These conditions persisted throughout the third quarter and continue to negatively affect our results of operations and cash flows. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results are likely to continue to be challenged in future quarters. Due to the changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2020 and 2019 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2018	$(124)	$(10)	$(2)	$(3,408)	$(3,544)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(32)	2	2	1	(27)
Reclassifications	—	—	—	302	302
Net Other Comprehensive Income (Loss)	(32)	2	2	303	275
Balance at September 30, 2019	$(156)	$(8)	$—	$(3,105)	$(3,269)

Balance at December 31, 2019	$(142)	$(8)	$—	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	5	(5)	—	9	9
Reclassifications(2)	—	—	—	474	474
Net Other Comprehensive Income (Loss)	5	(5)	—	483	483
Balance at September 30, 2020	$(137)	$(13)	$—	$(4,357)	$(4,507)
_______________________________

(1)All amounts are net of tax.
(2)Refer to Note 9, Employee Benefits for reclassified components totaling $615 million that are included in employee benefit costs for the nine months ended September 30, 2020. Related income taxes for the same period, totaling $141 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2020	2019
	(Millions of dollars)
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$1,209	$1,533
(Income) loss from equity affiliates	1,040	(3,430)
Distributions more (less) than income from equity affiliates	$2,249	$(1,897)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$3,601	$2,254
Decrease (increase) in inventories	201	(20)
Decrease (increase) in prepaid expenses and other current assets	632	(286)
Increase (decrease) in accounts payable and accrued liabilities	(3,609)	(981)
Increase (decrease) in income and other taxes payable	(846)	159
Net decrease (increase) in operating working capital	$(21)	$1,126
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$384	$579
Income taxes	2,527	3,516
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,912	$1,021
Returns of investment from equity affiliates	67	67
Proceeds and deposits related to asset sales and returns of investment	$1,979	$1,088
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$—	$—
Maturities of time deposits	—	950
Net maturities of (investments in) time deposits	$—	$950
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(2)	$(1)
Marketable securities sold	37	3
Net sales (purchases) of marketable securities	$35	$2
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(3,925)	$(1,050)
Repayment of loans by equity affiliates	2,491	80
Net repayment (borrowing) of loans by equity affiliates	$(1,434)	$(970)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$8,863	$1,821
Repayments of short-term obligations	(7,479)	(570)
Net borrowings (repayments) of short-term obligations with three months or less maturity	(1,990)	722
Net borrowings (repayments) of short-term obligations	$(606)	$1,973
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$206	$944
Shares purchased under share repurchase and deferred compensation plans	(1,751)	(2,789)
Net sales (purchases) of treasury shares	$(1,545)	$(1,845)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company paid dividends of $1.29 per share of common stock in third quarter 2020 and $3.87 per share in the first nine months of 2020. This compares to dividends of $1.19 and $3.57 per share paid in the corresponding year-ago periods.
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Nine Months Ended September 30
	2020	2019
	(Millions of dollars)
Additions to properties, plant and equipment	$6,576	$9,713
Additions to investments	86	69
Current-year dry hole expenditures	226	111
Payments for other assets and liabilities, net	(33)	13
Capital expenditures	6,855	9,906
Expensed exploration expenditures	322	361
Assets acquired through finance lease obligations and other financing obligations	49	146
Payments for other assets and liabilities, net	33	(13)
Capital and exploratory expenditures, excluding equity affiliates	7,259	10,400
Company’s share of expenditures by equity affiliates	3,063	4,578
Capital and exploratory expenditures, including equity affiliates	$10,322	$14,978
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2020	2019	2019	2018
	(Millions of dollars)
Cash and Cash Equivalents	$6,866	$11,697	$5,686	$9,342
Restricted cash included in “Prepaid expenses and other current assets”	169	370	452	341
Restricted cash included in “Deferred charges and other assets”	756	753	773	798
Total Cash, Cash Equivalents and Restricted Cash	$7,791	$12,820	$6,911	$10,481
Additional information related to “Restricted Cash” is included on page 19 in Note 14 under the heading “Restricted Cash.”
Note 4. New Accounting Standards
Financial Instruments - Credit Losses (Topic 326) Effective January 1, 2020, Chevron adopted Accounting Standards Update (ASU) 2016-13 and its related amendments. For additional information on the company’s expected credit losses, refer to Note 17 on page 21.
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$6,757	$11,991
Costs and other deductions	4,655	5,971
Net income attributable to TCO	$1,483	$4,230
Note 6. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table on the next page:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$6,093	$7,209
Costs and other deductions	5,179	5,992
Net income attributable to CPChem	$877	$1,464
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$50,360	$82,073
Costs and other deductions	54,221	79,794
Net income (loss) attributable to CUSA	$(2,203)	$2,149

	At September 30, 2020	At December 31, 2019
	(Millions of dollars)
Current assets	$9,523	$13,059
Other assets	49,582	50,796
Current liabilities	12,062	18,291
Other liabilities	14,415	12,565
Total CUSA net equity	$32,628	$32,999
Memo: Total debt	$7,132	$3,222
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2020 and 2019, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$116	$727	$(1,709)	$2,371
International	119	1,977	(1,225)	6,939
Total Upstream	235	2,704	(2,934)	9,310
Downstream
United States	141	389	(397)	1,071
International	151	439	782	738
Total Downstream	292	828	385	1,809
Total Segment Earnings	527	3,532	(2,549)	11,119
All Other
Interest expense	(153)	(187)	(471)	(591)
Interest income	7	48	43	142
Other	(588)	(813)	(1,901)	(1,136)
Net Income Attributable to Chevron Corporation	$(207)	$2,580	$(4,878)	$9,534
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. “All Other” assets consist primarily of worldwide cash, cash equivalents, time deposits and marketable securities; real estate; information systems; technology companies; and assets of the corporate administrative functions. Segment assets at September 30, 2020, and December 31, 2019, are as follows:

	At September 30, 2020	At December 31, 2019
Segment Assets	(Millions of dollars)
Upstream
United States	$33,574	$35,926
International	135,540	145,648
Goodwill	4,416	4,463
Total Upstream	173,530	186,037
Downstream
United States	23,335	25,197
International	16,056	16,955
Total Downstream	39,391	42,152
Total Segment Assets	212,921	228,189
All Other
United States	4,515	3,475
International	5,627	5,764
Total All Other	10,142	9,239
Total Assets — United States	61,424	64,598
Total Assets — International	157,223	168,367
Goodwill	4,416	4,463
Total Assets	$223,063	$237,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2020 and 2019, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$3,367	$5,602	$10,377	$17,411
International	5,911	8,607	19,478	26,953
Subtotal	9,278	14,209	29,855	44,364
Intersegment Elimination — United States	(1,916)	(3,686)	(6,148)	(11,070)
Intersegment Elimination — International	(1,661)	(3,015)	(5,223)	(9,411)
Total Upstream	5,701	7,508	18,484	23,883
Downstream
United States	8,147	14,224	24,568	41,467
International	10,649	14,230	29,341	43,438
Subtotal	18,796	28,454	53,909	84,905
Intersegment Elimination — United States	(307)	(1,017)	(1,899)	(3,006)
Intersegment Elimination — International	(230)	(227)	(1,001)	(678)
Total Downstream	18,259	27,210	51,009	81,221
All Other
United States	208	270	645	763
International	3	5	11	12
Subtotal	211	275	656	775
Intersegment Elimination — United States	(171)	(209)	(510)	(576)
Intersegment Elimination — International	(3)	(5)	(11)	(12)
Total All Other	37	61	135	187
Sales and Other Operating Revenues
United States	11,722	20,096	35,590	59,641
International	16,563	22,842	48,830	70,403
Subtotal	28,285	42,938	84,420	130,044
Intersegment Elimination — United States	(2,394)	(4,912)	(8,557)	(14,652)
Intersegment Elimination — International	(1,894)	(3,247)	(6,235)	(10,101)
Total Sales and Other Operating Revenues	$23,997	$34,779	$69,628	$105,291
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
The components of net periodic benefit costs for 2020 and 2019 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$124	$101	$373	$304
Interest cost	89	100	265	298
Expected return on plan assets	(163)	(141)	(488)	(423)
Amortization of prior service costs (credits)	—	—	1	1
Amortization of actuarial losses (gains)	96	60	288	179
Settlement losses	184	87	304	207
Total United States	330	207	743	566
International
Service cost	33	34	97	105
Interest cost	44	49	131	153
Expected return on plan assets	(52)	(56)	(155)	(171)
Amortization of prior service costs (credits)	2	3	7	9
Amortization of actuarial losses (gains)	12	4	33	15
Settlement losses	—	—	—	1
Total International	39	34	113	112
Net Periodic Pension Benefit Costs	$369	$241	$856	$678
Other Benefits*
Service cost	$9	$9	$28	$27
Interest cost	18	24	53	72
Amortization of prior service costs (credits)	(7)	(7)	(21)	(21)
Amortization of actuarial losses (gains)	1	(1)	3	(2)
Net Periodic Other Benefit Costs	$21	$25	$63	$76
_ ___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2020, a total of $895 million was contributed to employee pension plans (including $726 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2020, the company contributed $120 million to its OPEB plans. The company anticipates contributing approximately $54 million during the remainder of 2020.
Note 10. Assets Held For Sale
At September 30, 2020, the company classified $1.80 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2019 and the first nine months of 2020 were not material.
Note 11. Income Taxes
The income tax expense decreased between quarterly periods from $1.47 billion in 2019 to $165 million in 2020. The company's income before income tax expense decreased $4.09 billion from $4.05 billion in 2019 to a loss of $44 million in 2020, primarily due to the decrease in crude prices and production. The company’s effective tax rate changed between quarterly periods from 36 percent in 2019 to negative 375 percent in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the effective tax rate is primarily due to the one-time tax charge in an international location and the consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The income tax expense decreased between the nine-month periods from a charge of $4.43 billion in 2019 to a benefit of $1.59 billion in 2020. This decrease is a direct result of the company’s income before income tax expense decreasing $20.44 billion, from $13.94 billion in 2019 to a loss of $6.50 billion in 2020. The decrease in income is primarily due to the reduction in prices and production, impairments and other corporate charges. The company’s effective tax rate changed between nine-month periods from 32 percent in 2019 to 24 percent in 2020. The reduction in the effective tax rate is primarily due to the consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and is also due to the impact of tax benefits for releasing the reserve on an uncertain tax position, valuation allowance release and a tax rate change.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2020. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009 and Kazakhstan — 2012.
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
Ecuador
Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of an oil production consortium in Ecuador from 1967 until 1992, with state-owned Petroecuador as the majority partner. Upon termination of the consortium, and following a third-party environmental audit, Ecuador and the consortium parties entered into a settlement agreement specifying Texpet’s environmental remediation obligations. After Texpet completed a three-year remediation program, Ecuador certified that the remediation was properly conducted and released Texpet and its related corporate entities from environmental liability.
In May 2003, plaintiffs alleging environmental harm from the consortium’s activities filed a civil lawsuit against Chevron in the Superior Court for the province of Nueva Loja in Lago Agrio, Ecuador. Chevron defended itself on multiple grounds, including that the lawsuit was barred by the settlement and releases from Ecuador and that the evidence confirmed Texpet’s remediation was properly conducted and any remaining environmental impacts were due to Petroecuador’s failure to remediate its own majority share of the concession area and to Petroecuador’s conduct as sole owner of expanded operations in the area since 1992. In February 2011, the Ecuadorian provincial court entered a judgment against Chevron for approximately $9.5 billion plus additional punitive damages. In January 2012, an appellate panel affirmed the judgment and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ordered that Chevron pay an additional 0.10% in attorneys’ fees. In November 2013, Ecuador’s National Court of Justice ratified the judgment but nullified the punitive damage assessment, resulting in a judgment of $9.5 billion. Ecuador’s highest Constitutional Court rejected Chevron’s final appeal in July 2018.
In February 2011, Chevron filed a civil lawsuit against the Lago Agrio plaintiffs and several of their lawyers and supporters in the U.S. District Court for the Southern District of New York, asserting violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and state law. After a trial, the New York court ruled in favor of Chevron, finding that the Ecuadorian judgment had been procured through fraud, bribery, and corruption, and prohibiting the RICO defendants from seeking to enforce the Ecuadorian judgment in the United States or profiting from their illegal acts. The U.S. Court of Appeals for the Second Circuit unanimously affirmed, and the U.S. Supreme Court denied certiorari in June 2017, rendering final the New York judgment in favor of Chevron.
The Lago Agrio plaintiffs’ lawyers sought to have the Ecuadorian judgment recognized and enforced in Canada, Brazil, and Argentina. All of those recognition and enforcement actions have been finally resolved in Chevron’s favor. In Canada, following dismissal of Chevron Canada Limited from the action, the Ontario Superior Court ordered a final dismissal of the action against Chevron Corporation in July 2019 by consent of the parties. In Brazil and Argentina, after public prosecutors in each country recommended rejection of the plaintiffs’ action on grounds including that the Ecuadorian judgment was procured through fraud and corruption, Brazil’s Superior Court of Justice dismissed and the Supreme Court of Argentina affirmed dismissal by the lower court of the actions on jurisdictional grounds in rulings that became final in June 2018 and July 2020, respectively.
Chevron and Texpet filed an arbitration claim against Ecuador in September 2009 before an arbitral tribunal administered by the Permanent Court of Arbitration in The Hague, under the United States-Ecuador Bilateral Investment Treaty. In September 2013, the Tribunal issued a first partial award holding that, although the settlement and release agreements between Ecuador and Texpet did not preclude individual claims for personal harm, they did release Texpet and Chevron from public environmental claims. In August 2018, the Tribunal issued a second partial award holding that the Ecuadorian judgment was based on public claims that Ecuador had settled and released and that it was procured through fraud, bribery, and corruption. According to the Tribunal, the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” The Tribunal ordered Ecuador to take immediate steps to remove the status of enforceability from the Ecuadorian judgment and to compensate Chevron for any injuries resulting from the judgment. The third and final phase of the arbitration, to determine the amount of compensation Ecuador owes to Chevron, is ongoing. The District Court of The Hague denied a request by Ecuador to set aside the Arbitration Tribunal’s first partial award, and the Appeals Court and Supreme Court of the Netherlands upheld that denial. On September 16, 2020, the District Court of The Hague denied Ecuador’s request to set aside the Tribunal’s second partial award, holding that the award was well reasoned and complied with applicable law and public policy, and properly sought to “remov[e] the consequences of a fraudulent judgment that was rendered by a corrupt judge.” The District Court further recorded that it now is “common ground” between Ecuador and Chevron that the Ecuadorian judgment is fraudulent.
Management’s Assessment The ultimate outcome of the foregoing matters, including any financial effect on Chevron, remains uncertain. Chevron continues to believe that the Ecuadorian judgment is illegitimate and unenforceable and that it does not provide any basis upon which an estimate of a reasonably possible loss or range of loss can be made.
Note 13. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 11 beginning on page 14 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
Settlement of open tax years, as well as other tax issues in countries where the company conducts its businesses, are not expected to have a material effect on the consolidated financial position or liquidity of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other Contingencies Governmental and other entities in California and other jurisdictions have filed legal proceedings against fossil fuel producing companies, including Chevron, purporting to seek legal and equitable relief to address alleged impacts of climate change. Further such proceedings are likely to be filed by other parties. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability and injunctions, including without limitation injunctions against the production of all fossil fuels, that, while we believe remote, could have a material adverse effect on the Company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2020, and December 31, 2019, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2020				At December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$28	$28	$—	$—	$63	$63	$—	$—
Derivatives	104	55	49	—	11	1	10	—
Total Assets at Fair Value	$132	$83	$49	$—	$74	$64	$10	$—
Derivatives	8	5	3	—	74	26	48	—
Total Liabilities at Fair Value	$8	$5	$3	$—	$74	$26	$48	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2020.
Derivatives The company records its derivative instruments — other than any commodity derivative contracts that are designated as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income. Derivatives classified as Level 1 include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Assets carried at fair value at September 30, 2020, and December 31, 2019, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $6.9 billion and $5.7 billion at September 30, 2020, and December 31, 2019, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2020.
Restricted Cash had a carrying/fair value of $925 million and $1.2 billion at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, other corporate and tax items, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt and finance lease obligations, of $24.2 billion and $13.7 billion at September 30, 2020, and December 31, 2019, respectively. The fair value of long-term debt for the company was $25.7 billion and $14.3 billion at September 30, 2020 and December 31, 2019, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $24.6 billion for the period. The fair value of other long-term debt classified as Level 2 is $1.1 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2020, and December 31, 2019, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2020, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2020
					Before-Tax Loss
					Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—	$2,551
Properties, plant and equipment, net (held for sale)	22	—	22	—	17	183
Investments and advances	—	—	—	—	—	2,550
Total Assets at Fair Value	$22	$—	$22	$—	$17	$5,284
Properties, plant and equipment Through September 2020, the company reported impairments for certain upstream properties primarily due to downward revisions to its oil and gas price outlook. The impact of these impairments is included in “Depreciation, depletion, and amortization” on the Consolidated Statement of Income. The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2020.
Investments and advances Through September 2020, the company fully impaired its investments in the Petropiar and Petroboscan affiliates in Venezuela. The impact of these impairments is included in “Income (loss) from equity affiliates” on the Consolidated Statement of Income. The company did not have any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2020.
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
Derivative instruments measured at fair value at September 30, 2020, and December 31, 2019, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of Contract	Balance Sheet Classification	At September 30, 2020	At December 31, 2019
Commodity	Accounts and notes receivable, net	$90	$11
Commodity	Long-term receivables, net	14	—
Total Assets at Fair Value		$104	$11
Commodity	Accounts payable	$3	$74
Commodity	Deferred credits and other noncurrent obligations	5	—
Total Liabilities at Fair Value		$8	$74

Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Contract	Statement of Income Classification	2020	2019	2020	2019
Commodity	Sales and other operating revenues	$38	$55	$283	$(189)
Commodity	Purchased crude oil and products	(7)	(7)	(31)	(16)
Commodity	Other income	6	—	3	(3)
		$37	$48	$255	$(208)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2020, and December 31, 2019.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2020
Derivative Assets	$1,044	$940	$104	$—	$104
Derivative Liabilities	$948	$940	$8	$—	$8

At December 31, 2019
Derivative Assets	$656	$645	$11	$—	$11
Derivative Liabilities	$719	$645	$74	$—	$74
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 16. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $6.3 billion and $9.2 billion at September 30, 2020, and December 31, 2019, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 17. Financial Instruments - Credit Losses
Chevron adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses, and its related amendments at the effective date of January 1, 2020. The standard replaces the “incurred loss model” and requires an estimate of expected credit losses, measured over the contractual life of a financial instrument, that considers forecast of future economic conditions in addition to information about past events and current conditions. The cumulative-effect adjustment to the opening retained earnings at January 1, 2020 was a reduction of $25 million, representing a decrease to the net accounts and notes receivable balances shown on the company’s consolidated balance sheet on page 5. Chevron’s expected credit loss allowance balance was $666 million as of September 30, 2020 and $849 million as of December 31, 2019, with a majority of the allowance relating to non-trade receivable balances. A reduction in the allowance for non-trade receivables of $550 million was recorded in the second quarter as an agreement was reached with a government joint venture partner that resulted in the write-off of the associated receivable balances. Additionally, new allowances of $265 million were recorded in the second and third quarters associated with other than trade receivables.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $8.1 billion as of September 30, 2020, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring pre-payments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

most due in less than 90 days. The company continues to monitor credit risk in response to the COVID-19 pandemic and the significant reduction in crude prices resulting from decreased demand associated with government-mandated travel restrictions.
Chevron's non-trade receivable balance was $3.1 billion as of September 30, 2020, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk.
Equity affiliate loans are also considered non-trade and during the second quarter 2020 review, a $560 million allowance was recognized within “Investments and advances” on the Consolidated Balance Sheet.
Note 18. Accounting for Suspended Exploratory Wells
The capitalized cost of suspended wells at September 30, 2020, was $2.5 billion, a net decrease of $574 million from year-end 2019. The decrease was primarily due to well write-offs recorded in second quarter 2020. During the nine months ended September 30, 2020, $496 million of exploratory well costs previously capitalized for greater than one year at December 31, 2019, were charged to expense.
Note 19. Long-Term Debt
The company issued $8 billion and an additional $4 billion in aggregate principal amount of floating and fixed rate notes in May 2020 and August 2020, respectively, as detailed in the table below. In the first nine months of 2020, the company repaid $3.9 billion of bonds at maturity.

May 2020 issuance:	Principal (Millions of dollars)
Floating rate notes due 2023	$300
1.141% notes due 2023	1,200
1.554% notes due 2025	2,500
1.995% notes due 2027	1,000
2.236% notes due 2030	1,500
2.978% notes due 2040	500
3.078% notes due 2050	1,000
Total Long-Term Debt Issued in May 2020	$8,000

August 2020 issuance:	Principal (Millions of dollars)
Floating rate notes due 2022	$350
0.333% notes due 2022	400
Floating rate notes due 2023	500
0.426% notes due 2023	500
0.687% notes due 2025	750
1.018% notes due 2027	750
2.343% notes due 2050	750
Total Long-Term Debt Issued in August 2020	$4,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20. Restructuring and Reorganization Costs
In third quarter 2020, the company recorded adjustments and additional charges for employee reduction programs related to enterprise-wide restructuring, which are expected to be substantially completed by the end of 2021. The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2020	$7
Accruals/Adjustments	1,018
Payments	(133)
Balance at September 30, 2020	$892

Note 21. Acquisition of Noble Energy, Inc.
On October 5, 2020, the company acquired Noble Energy, Inc. (Noble), an independent oil and gas exploration and production company. Noble’s principal upstream operations are in North America, the Eastern Mediterranean and West Africa. Noble’s operations also include an integrated midstream business in North America.
The aggregate purchase price of Noble was $4.1 billion, with approximately 58 million shares of Chevron common stock issued as consideration in the transaction. As part of the transaction, the company assumed debt with a book value of $7.7 billion. The shares represented approximately 3 percent of shares of Chevron common stock outstanding immediately after the transaction closed on October 5, 2020.
The acquisition will be accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. Provisional fair value measurement will be made in the fourth quarter 2020 for acquired assets and assumed liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date as information necessary to complete the analysis is obtained.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2020 Compared with Third Quarter 2019
And Nine Months 2020 Compared with Nine Months 2019
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$116	$727	$(1,709)	$2,371
International	119	1,977	(1,225)	6,939
Total Upstream	235	2,704	(2,934)	9,310
Downstream
United States	141	389	(397)	1,071
International	151	439	782	738
Total Downstream	292	828	385	1,809
Total Segment Earnings	527	3,532	(2,549)	11,119
All Other	(734)	(952)	(2,329)	(1,585)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$(207)	$2,580	$(4,878)	$9,534
__________________________________________
(1) Includes foreign currency effects.	$(188)	$74	$(111)	$(48)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net loss attributable to Chevron Corporation for third quarter 2020 was $207 million ($(0.12) per share — diluted), compared with earnings of $2.58 billion ($1.36 per share — diluted) in the corresponding 2019 period. The net loss attributable to Chevron Corporation for the first nine months of 2020 was $4.88 billion ($(2.63) per share — diluted), compared with earnings of $9.53 billion ($5.02 per share — diluted) in the first nine months of 2019.
Upstream reported earnings of $235 million in third quarter 2020 compared with $2.70 billion in the corresponding 2019 period. The decrease was driven by lower crude oil and natural gas realizations and lower crude oil and natural gas volumes. Upstream reported a loss of $2.93 billion for the first nine months of 2020 compared with earnings of $9.31 billion a year earlier. The decrease was driven by lower crude oil and natural gas realizations, and charges for impairments and write-offs.
Downstream reported earnings of $292 million in third quarter 2020 compared with $828 million in the corresponding 2019 period. The decrease was primarily due to lower margins on refined product sales and lower sales volumes, partially offset by lower operating expenses. Earnings for the first nine months of 2020 were $385 million compared with $1.81 billion in the corresponding 2019 period. The decrease was primarily due to lower sales volumes, lower margins on refined product sales and lower equity earnings from 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem).
Refer to pages 30 through 32 for additional discussion of results by business segment and “All Other” activities for third quarter and first nine months 2020 versus the same periods in 2019.
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

Earnings of the company depend mostly on the profitability of its upstream business segment. The most significant factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company’s downstream business, crude oil is the largest cost component of refined products. It is the company’s objective to deliver competitive results and stockholder value in any business environment. Periods of sustained lower prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses, including employee reductions, and capital and exploratory expenditures, along with other measures intended to improve financial performance. Similarly, impairments or write-offs have occurred, and may occur in the future, as a result of managerial decisions not to progress certain projects in the company’s portfolio.
Response to Market Conditions and COVID-19 During the third quarter of 2020, travel restrictions and other constraints on economic activity continued in many locations around the world to limit the spread of the COVID-19 virus. Lower commodity prices negatively impacted the company’s third quarter 2020 financial and operating results. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results will likely continue to be challenged in future quarters. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.
Chevron entered this crisis well positioned with a strong balance sheet, flexible capital program and low cash flow breakeven price. To protect its long-term health and value, the company is responding to these market conditions by adjusting items it can control. The company has lowered planned 2020 capital expenditures by up to 30 percent from its original budget to $14 billion and is on track to lower 2020 operating costs by $1 billion compared to 2019. The company is undertaking an enterprise-wide transformation that includes the capture of cost efficiencies. As part of this restructuring, employee reduction programs were announced. Additionally, the company suspended its share repurchase program in March 2020. Taken together, these actions are consistent with our financial priorities: to protect the dividend, to prioritize capital spend that drives long-term value and to maintain a strong balance sheet. The company expects to continue to have sufficient liquidity and access to both commercial paper and debt capital markets due to its strong balance sheet and investment grade credit ratings. Additionally, the company has access to nearly $10 billion in committed credit facilities.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted both by the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods. Additional information related to the company’s effective income tax rate is included in Note 11 to the Consolidated Financial Statements.
Refer to the “Cautionary Statement Relevant to Forward-Looking Information” on page 2 of this report and to “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K and on pages 41 to 42 of this report for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. The company’s asset sale program for 2018 through 2020 is targeting before-tax proceeds of $5-10 billion. Proceeds related to asset sales were $6.7 billion from January 2018 through September 2020.
The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in prices for crude oil and natural gas. Management takes these developments into account in the conduct of daily operations and for business planning.

Management’s commentary related to earnings trends for the company’s major business areas is as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by the Organization of Petroleum Exporting Countries (OPEC) or other producers, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control such as the COVID-19 pandemic, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses. The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax and other applicable laws and regulations.
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
The spot markets for many materials and services have fallen in response to the broader economic impact of the COVID-19 pandemic. While crude oil and natural gas prices have risen from the lows of the early pandemic, spending in the energy sector is limited. If future commodity prices remain below break-even levels, more highly-leveraged producers may be forced to file for bankruptcy protection (Chapter 11 re-organization or even Chapter 7 insolvency proceedings under the U.S. Bankruptcy Code), which could further stress suppliers. The extent to which the costs of goods and services could go down may be constrained by low supply sector margins, decisions by suppliers to reduce capacity, and actions by banks and other financial institutions. Chevron is actively monitoring and engaging key suppliers to mitigate any potential business impacts.
Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $64 per barrel for the full-year 2019. During the third quarter 2020, Brent averaged $43 per barrel and ended October at about $36. The WTI price averaged $57 per barrel for the full-year 2019. During the third quarter 2020, WTI averaged $41 per barrel and ended October at about $36. The majority of the company’s equity crude production is priced based on the Brent benchmark. (See page 36 for the company’s average U.S. and international crude oil sales prices.)
Crude prices sharply declined at the end of the first quarter due to surplus supply as demand decreased due to government-imposed travel restrictions and other constraints on economic activity. In the second and third quarters the supply/demand balance improved primarily due to production cuts and demand growth, increasing prices.
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply-and-demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $1.82 per thousand cubic feet (MCF) for the first nine months of 2020, compared with $2.59 during the first nine months of 2019. At the end of October 2020, the Henry Hub spot price was $3.00 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. Chevron sells natural gas into the domestic pipeline market in most locations. In some locations, Chevron has invested in long-term projects to produce and liquefy natural gas for transport by tanker to other markets. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market. The Asian spot market reflects the supply and demand for LNG in the Pacific Basin and is not directly linked to crude oil prices. International natural gas sales realizations averaged $4.71 per MCF during the first nine months of 2020, compared with $5.87 per MCF in the same period last year. (See page 36 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2020 averaged 3.018 million barrels per day, 1 percent lower than the year-ago period. About 14 percent of the company’s net oil-equivalent production in the first nine months of 2020 occurred in the OPEC-member countries of Angola, Nigeria, Republic of Congo and Venezuela. OPEC quotas did not materially reduce the company’s net crude oil production in third quarter 2020. OPEC quotas had no effect on the company’s net crude oil production for third quarter 2019.
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
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015. In December 2019, the governments of Saudi Arabia and Kuwait signed a memorandum of understanding to allow production to restart in the Partitioned Zone. In mid-February 2020, pre-startup activities commenced, and production resumed in July 2020. The financial effects from the loss of production in 2019 and first half 2020 were not significant. During the third quarter 2020, oil equivalent production in the Partitioned Zone averaged 29 thousand barrels per day.
Chevron has interests in Venezuelan crude oil production assets, including those operated by independent equity affiliates. While the operating environment in Venezuela has been deteriorating for some time, the equity affiliates have conducted activities consistent with the authorization provided pursuant to general licenses issued by the United States government. During the second quarter 2020, the company completed its evaluation of the carrying value of its Venezuelan investments in line with its accounting policies and concluded that given the current operating environment and overall outlook, which created significant uncertainties regarding the recovery of the company’s investment, an other than temporary loss of value had occurred, which resulted in a full impairment of its investment in the country totaling $2.6 billion. As a result, the company also removed approximately 160 million barrels of proved reserves and stopped reporting production in the country effective July 2020. The company remains committed to its people, assets and operations in Venezuela.
Response to Market Conditions and COVID-19: Upstream In the third quarter 2020, travel restrictions and other constraints on economic activity aimed at combating the spread of COVID-19 continued, which caused demand for oil and gas to remain low. This has resulted in lower price realizations across all commodities. While critical asset integrity and reliability activities continue, deferral of non-essential work and demobilization of non-essential personnel have continued in locations with high infection rates to reduce the COVID-19 exposure risk to our workforce.
Despite the challenges posed by the pandemic, progress continues on the future growth wellhead pressure management project (FGP-WPMP) at Tengiz. To mitigate the risk from the pandemic, in the second quarter the project construction workforce was demobilized to 20 percent of planned levels, which slowed the overall construction pace. Extended rotations, testing and isolation protocols remain in place for personnel arriving and departing from the site to minimize the spread of the virus. Infection levels in Kazakhstan improved in the third quarter, allowing remobilization of the FGP-WPMP construction workforce to commence. Given the uncertainty of timing for safely completing remobilization and sustained activity levels, it is too early to provide meaningful information regarding impacts on project costs and schedule.
Facility maintenance turnarounds are being adjusted and, in certain cases, deferred to later in 2020 or into 2021. In some cases, turnarounds have been extended in duration and/or reduced in scope as a result of the virus. As a result of the reduction in capital expenditures, new production is expected to be significantly lower in future periods as drilling and completion activities are scaled back, most notably in the Permian Basin, Gulf of Mexico, and Argentina. Exploration activities and projects not yet in execution phase have been deferred, which may impact production in future years.
Production levels have been curtailed largely as a result of reductions imposed by OPEC+ nations in Kazakhstan, Nigeria and Angola. Additionally, although minor, reductions have been implemented by operators of assets where the company has non-operated interests or where production has been curtailed due to market conditions, most notably in Thailand. Production curtailments of approximately 154 thousand barrels of oil equivalent per day were recorded in the third quarter. In the fourth quarter, we expect curtailments to be approximately 100 thousand barrels of oil equivalent per day.
Decreased capital expenditures for 2020 will result in reductions to Chevron’s proved reserve quantities and delays in timing of additional proved reserves being recognized. The company currently estimates the lower planned capital spend will result in an approximately 10 percent downward revision to proved reserves quantities, primarily in the Permian Basin and Australia. As low commodity prices have persisted, it is expected that proved reserve quantities will decrease for oil and gas properties where economic limits are negatively impacted. Lower prices will positively impact proved reserves due to entitlement effects in production sharing contracts and variable royalty contracts. The impact of the reduction in capital expenditures, changes in commodity prices, and their combined effect on proved reserves will be assessed at the end of the year in line with Chevron’s annual reserves process.
Regulatory and in-country conditions, particularly as some countries face a resurgence of the virus, could impact logistics and material movement and remain a risk to business continuity. We are taking precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus through screening, testing and, when appropriate, quarantining workforce and visitors upon arrival to our operated facilities.
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
Response to Market Conditions and COVID-19: Downstream Beginning in March and continuing into the fourth quarter 2020, demand for most of the company’s products (primarily jet fuel and motor gasoline) has been below prior year levels as a result of travel restrictions and other constraints on economic activity implemented in many countries to combat the spread of the COVID-19 virus. Product prices also fell sharply in the second quarter 2020, and although economic activity has somewhat rebounded from lows experienced in April, refining margins were at or near historic lows due to lower demand and pressure from a global oil product surplus for much of the third quarter. Chevron took steps to maximize diesel production, given the decline in jet fuel and motor gasoline demand, to fuel transportation that keeps global supply chains moving. The company is actively monitoring supply and demand dynamics as every region is experiencing different recovery trends. The company is adjusting the schedule for planned maintenance activity across its refining network and idling certain processing units to adjust for lower demand, reducing costs, managing inventories and, most importantly, protecting the safety of employees and contractors. To preserve cash and support balance sheet strength, the 2020 downstream organic capital spending program was reduced by approximately $800 million.
As of late October 2020, Chevron’s refining crude utilization was approximately 75 percent and sales were down year-over-year approximately 55 percent for jet fuel and less than 10 percent for motor gasoline, while diesel sales were relatively flat year-over-year. It is unclear how long these conditions will persist, but the company will continue to take actions necessary to protect the health and well-being of people, the environment and its operations as conditions evolve.
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
Operating Developments
Noteworthy operating developments in recent months included the following:
•United States - Chevron’s joint venture, CalBioGas LLC, successfully achieved first renewable natural gas production from dairy farms in California and marketed it as an alternative fuel for heavy-duty trucks and buses.
•United States - Announced an investment in Zap Energy Inc., a start-up company developing a next-generation modular nuclear reactor.
•United States - Completed the acquisition of Noble Energy, Inc. in October 2020.
•United States - Announced the formation in October 2020 of a joint venture with Brightmark LLC to produce and market dairy biomethane.
•United States - Signed an agreement in October 2020 to sell the Appalachia natural gas business.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 8, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
U.S. Upstream Earnings	$116	$727	$(1,709)	$2,371
U.S. upstream operations reported earnings of $116 million in third quarter 2020, compared with $727 million from a year earlier. The decrease was primarily due to lower crude oil realizations of $690 million.
U.S. upstream operations reported a loss of $1.71 billion for the first nine months of 2020, compared with earnings of $2.37 billion from a year earlier. The decrease is due to lower crude oil realizations of $2.76 billion and second quarter impairments of $1.13 billion.
The average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2020 was $31 compared with $47 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first nine months of 2020 was $30, compared with $49 a year earlier. The average natural gas realization in third quarter 2020 was $0.89 per thousand cubic feet, compared with $0.95 in the 2019 period. The average natural gas realization in the first nine months of 2020 was $0.77 per thousand cubic feet, compared with $1.09 in the 2019 period.
Net oil-equivalent production of 982,000 barrels per day in third quarter 2020 was up 48,000 barrels per day, or 5 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico were partially offset by normal field declines and planned maintenance in the Gulf of Mexico. Net oil-equivalent production of 1.01 million barrels per day in the first nine months of 2020 was up 106,000 barrels per day, or 12 percent, from a year earlier. Production increases from shale and tight properties in the Permian Basin in Texas and New Mexico were partially offset by normal field declines and the effects of production curtailments due to market conditions.
The net liquids component of oil-equivalent production of 731,000 barrels per day in third quarter 2020 was up 1 percent from the corresponding 2019 period. The net liquids component of oil-equivalent production of 760,000 barrels per day in the 2020 nine-month period was up 7 percent from the 2019 period. Net natural gas production was 1.51 billion cubic feet per day in third quarter 2020, an increase of 21 percent from the 2019 comparative period. Net natural gas production was 1.51 billion cubic feet per day in the first nine months of 2020, an increase of 28 percent from the 2019 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
International Upstream Earnings*	$119	$1,977	$(1,225)	$6,939
_____________________________
* Includes foreign currency effects	$(107)	$49	$99	$(97)
International upstream operations reported earnings of $119 million in third quarter 2020, compared with earnings of $1.98 billion a year ago. The decrease in earnings was primarily due to lower crude oil and natural gas realizations of $900 million and $410 million, respectively, lower crude oil and natural gas sales volumes of $400 million and $290 million, respectively, and a tax item related to an end-of-contract settlement of $130 million. Partially offsetting these items were lower depreciation and operating expenses of $250 million and $170 million, respectively. Foreign currency effects had an unfavorable impact on earnings of $156 million between periods.

International upstream operations reported a loss of $1.23 billion in the first nine months of 2020 compared with earnings of $6.94 billion a year earlier. The decrease was primarily due to lower crude oil and natural gas realizations of $3.8 billion and $870 million, respectively, charges of $3.6 billion for impairments and write-offs, and lower crude oil and natural gas volumes of $760 million and $430 million, respectively. Partially offsetting these items were gains on asset sales of $550 million. Foreign currency effects had a favorable impact on earnings of $196 million between periods.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2020 was $39, compared with $56 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2020 was $35, compared with $59 a year earlier. The average natural gas realization in third quarter 2020 was $3.89 per thousand cubic feet, compared with $5.62 in the 2019 period. The average natural gas realization in the first nine months of 2020 was $4.71 per thousand cubic feet, compared with $5.87 in the 2019 period.
International net oil-equivalent production of 1.85 million barrels per day in third quarter 2020 decreased 247,000 barrels per day, or 12 percent, from the corresponding 2019 period. The decrease is due to production curtailments associated with OPEC+ restrictions and market conditions combined with asset sale related decreases of 104,000 barrels per day. International net oil-equivalent production of 2.01 million barrels per day in the first nine months of 2020 was down 140,000 barrels per day, or 7 percent, from a year earlier. The decrease is due to asset sale related decreases of 100,000 barrels per day, and production curtailments associated with OPEC+ restrictions and market conditions, partially offset by higher production entitlement effects.
The net liquids component of oil-equivalent production of 976,000 barrels per day in third quarter 2020 decreased 12 percent from the 2019 period. The net liquids component of oil-equivalent production of 1.07 million barrels per day in the first nine months of 2020 decreased 7 percent from the 2019 period. Net natural gas production of 5.26 billion cubic feet per day in third quarter 2020 decreased 12 percent from the 2019 period. Net natural gas production of 5.61 billion cubic feet per day in the first nine months of 2020 decreased 6 percent from the 2019 period.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
U.S. Downstream Earnings	$141	$389	$(397)	$1,071
U.S. downstream operations reported earnings of $141 million in third quarter 2020, compared with $389 million a year earlier. The decrease was mainly due to lower sales volumes of $260 million and lower margins on refined product sales of $230 million, partially offset by lower operating expenses of $230 million.
U.S. downstream operations reported a loss of $397 million for the first nine months of 2020 compared with earnings of $1.07 billion a year earlier. The decrease was primarily due to lower sales volumes of $670 million, lower margins on refined product sales of $590 million and lower earnings from 50 percent-owned CPChem of $260 million.
Refinery crude oil input in third quarter 2020 decreased 17 percent to 820,000 barrels per day and for the first nine months of 2020, crude oil input decreased 16 percent to 789,000 barrels per day. The decrease for both comparative periods was due to the company's cut in refinery runs in response to lower demand from the impact of the COVID-19 pandemic and the weak refining margin environment.
Refined product sales of 1.00 million barrels per day were down 22 percent from third quarter 2019, mainly due to lower jet fuel, gasoline and diesel demand associated with the COVID-19 pandemic. Refined product sales of 997,000 barrels per day in the nine-month period were down 21 percent from the corresponding 2019 period, mainly due to lower jet fuel, gasoline and diesel demand associated with the COVID-19 pandemic.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
International Downstream Earnings*	$151	$439	$782	$738
_______________________
* Includes foreign currency effects	$(49)	$27	$(12)	$49
International downstream operations earned $151 million in third quarter 2020, compared with earnings of $439 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $270 million, partially offset by lower operating expenses of $50 million. Foreign currency effects had an unfavorable impact on earnings of $76 million between periods.
Earnings for the first nine months of 2020 were $782 million, compared with $738 million a year earlier. The increase in earnings was largely due to higher margins on refined product sales of $130 million, partially offset by lower asset sale gains of $30 million. Foreign currency effects had an unfavorable impact on earnings of $61 million between periods.
Refinery crude oil input of 570,000 barrels per day in third quarter 2020 decreased 9 percent from the year-ago period. For the first nine months of 2020, crude input was 598,000 barrels per day, down 5 percent from the year-ago period.
Total refined product sales of 1.28 million barrels per day in third quarter 2020 were down 6 percent from the year-ago period, mainly due to lower jet fuel demand associated with the COVID-19 pandemic, partially offset by higher diesel sales resulting from the second quarter 2020 acquisition of Puma Energy (Australia) Holdings Pty Ltd. Total refined product sales for the first nine months of 2020 of 1.22 million barrels per day were down 9 percent from the year-ago period, mainly due to lower jet fuel and gasoline demand associated with the COVID-19 pandemic.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Earnings/(Charges)*	$(734)	$(952)	$(2,329)	$(1,585)
______________________
* Includes foreign currency effects	$(32)	$(2)	$(198)	$—
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2020 were $734 million, compared to $952 million a year earlier. The decrease in net charges between periods was mainly due to the absence of a prior year tax charge. Higher corporate expenses partially offset the decrease between periods, primarily from a $90 million non-cash provision for remediation of a former mining asset. Foreign currency effects increased net charges by $30 million between periods.
Net charges for the first nine months of 2020 were $2.33 billion, compared with $1.59 billion a year earlier. The change between periods was mainly due to the absence of the Anadarko termination fee that was received in second quarter 2019 and second quarter 2020 severance charges, partially offset by the absence of a prior year tax charge. Foreign currency effects increased net charges by $198 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Sales and other operating revenues	$23,997	$34,779	$69,628	$105,291
Sales and other operating revenues decreased $10.8 billion for the quarterly period mainly due to lower refined product and crude oil prices and lower refined product volumes. Sales and other operating revenues for the nine-month period decreased $35.7 billion. The decrease was primarily due to lower crude oil and refined product prices, lower refined product volumes and lower natural gas prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Income from equity affiliates	$510	$1,172	$(1,040)	$3,430
Income from equity affiliates in the quarterly period decreased, mainly due to lower upstream-related earnings from Tengizchevroil in Kazakhstan and lower downstream-related earnings from GS Caltex in South Korea. Income from equity affiliates in the nine-month period decreased mainly due to the full impairment of Petropiar and Petroboscan in Venezuela and lower upstream-related earnings from Tengizchevroil in Kazakhstan.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Other income (loss)	$(56)	$165	$858	$1,445
Other income for the third quarter decreased due to an unfavorable swing in foreign currency effects. Other income for the nine-month period decreased due to the absence of the receipt of the second quarter 2019 Anadarko termination fee and an unfavorable swing in foreign currency effects, partially offset by gains on asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Purchased crude oil and products	$13,448	$19,882	$37,101	$60,420
Purchased crude oil and products for the third quarter decreased $6.4 billion, primarily due to lower crude oil and refined product prices. Purchased crude oil and products for the nine-month period decreased $23.3 billion, primarily due to lower crude oil and refined product prices and lower refined product and crude oil volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,436	$6,279	$18,509	$18,412
Operating, selling, general and administrative expenses in the third quarter decreased $843 million, primarily due to lower maintenance expenses, lower employee expenses and lower expenses for non-operated upstream properties. The nine-month period increased $97 million, primarily due to severance accruals partially offset by lower non-severance related employee expenses, lower expenses for non-operated upstream properties and lower maintenance expense.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Exploration expenses	$117	$168	$1,170	$498
Exploration expenses in the third quarter decreased primarily due to lower geological and geophysical expenses. The increase in the nine-month period was mostly due to higher charges for well write-offs.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Depreciation, depletion and amortization	$4,017	$4,361	$15,022	$12,789
Depreciation, depletion and amortization expenses for the third quarter decreased primarily due to lower production. Depreciation, depletion and amortization expenses for the nine-month period increased mainly due to second quarter 2020 impairment charges.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Taxes other than on income	$1,091	$1,059	$3,223	$3,167
Taxes other than on income increased for the third quarter, mainly due to higher regulatory expenses and property taxes, partially offset by lower taxes on production. Taxes other than on income for the nine-month period increased mainly due to higher regulatory expenses and property taxes, partially offset by lower taxes on production, payroll and sales and use tax.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Interest and debt expense	$164	$197	$498	$620
Interest and debt expenses for the third quarter and the nine-month period decreased mainly due to lower interest rates.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
Income tax expense/(benefit)	$165	$1,469	$(1,591)	$4,429
The decrease in income tax expense for the third quarter 2020 of $1.30 billion was primarily due to the reduction in total income before tax for the company of $4.09 billion. The decrease in income before taxes was primarily due to lower prices and decreased production.
U.S. income before tax decreased from $728 million in third quarter 2019 to a loss of $662 million in 2020. This $1.39 billion decrease in income was primarily driven by lower prices, partially offset by increased production. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease to tax expense of $344 million between year-over-year periods, from a tax charge of $161 million in 2019 to a benefit of $183 million in 2020.
International income before tax decreased from $3.32 billion in third quarter 2019 to $618 million in 2020. This $2.70 billion decrease in income was primarily driven by lower prices and decreased production. The decrease in income and a lower one-time tax charge resulted in a $960 million decrease in international income tax expense between year-over-year periods, from $1.31 billion in 2019 to $348 million in 2020.
The company's decrease in income tax expense for the first nine months of 2020 of $6.02 billion was primarily due to the decrease in the total before-tax income in 2020 of $20.44 billion.

U.S. income before tax decreased between the nine-month periods, from $3.08 billion in 2019 to a loss of $5.70 billion in 2020. This decrease in income was primarily driven by lower prices, the effects of impairments and other charges in the U.S., and the absence of the Anadarko merger termination fee, partially offset by an increase in production. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease in tax expense of $2.06 billion between the nine-month periods, from an expense of $801 million in 2019 to a benefit of $1.25 billion in 2020.
International income before tax decreased for the nine-month periods, from $10.86 billion in 2019 to a loss of $799 million in 2020. This decrease in income was primarily driven by lower prices and production volumes, the effects of impairments and other charges in international locations, partially offset by asset sales. The decrease in income before asset sale gains and the impact of tax benefits due to releasing the reserve on uncertain tax positions, valuation allowance releases, a rate change, and a lower one-time charge resulted in an overall decrease in international income tax expense of $3.97 billion between year-over-year periods, from a charge of $3.63 billion in 2019 to a benefit of $337 million in 2020.
Additional information related to the company’s effective income tax rate is included in Note 11 to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	731	726	760	709
Net natural gas production (MMCFPD)(3)	1,507	1,243	1,511	1,178
Net oil-equivalent production (MBOEPD)	982	934	1,012	906
Sales of natural gas (MMCFPD)	3,776	3,945	4,000	3,980
Sales of natural gas liquids (MBPD)	205	128	203	118
Revenue from net production
Liquids ($/Bbl)	$31.33	$46.84	$29.53	$49.22
Natural gas ($/MCF)	$0.89	$0.95	$0.77	$1.09
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	976	1,104	1,072	1,147
Net natural gas production (MMCFPD)(3)	5,257	5,972	5,609	5,995
Net oil-equivalent production (MBOEPD)(4)	1,852	2,099	2,006	2,146
Sales of natural gas (MMCFPD)	5,513	5,923	5,722	5,922
Sales of natural gas liquids (MBPD)	53	31	47	36
Revenue from liftings
Liquids ($/Bbl)	$38.96	$56.07	$34.70	$58.67
Natural gas ($/MCF)	$3.89	$5.62	$4.71	$5.87
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,834	3,033	3,018	3,052
U.S. Downstream
Gasoline sales (MBPD)(5)	603	702	577	670
Other refined product sales (MBPD)	401	592	420	585
Total refined product sales (MBPD)	1,004	1,294	997	1,255
Sales of natural gas liquids (MBPD)	25	105	25	95
Refinery input (MBPD)	820	992	789	939
International Downstream
Gasoline sales (MBPD)(5)	242	256	227	264
Other refined product sales (MBPD)	690	701	640	703
Share of affiliate sales (MBPD)	350	399	352	377
Total refined product sales (MBPD)	1,282	1,356	1,219	1,344
Sales of natural gas liquids (MBPD)	80	71	79	75
Refinery input (MBPD)	570	625	598	630
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	35	34	34	34
International	535	611	571	611
(4) Includes net production of synthetic oil:
Canada	35	53	52	51
Venezuela affiliate	—	—	—	4
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $6.9 billion at September 30, 2020 and $5.7 billion at year-end 2019. Cash provided by operating activities in the first nine months of 2020 was $8.3 billion, compared with $21.7 billion in the year-ago period. Cash capital and exploratory expenditures totaled $7.3 billion in the first nine months of 2020, down $3.1 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.9 billion and $67 million, respectively, in the first nine months of 2020, compared to $1.0 billion and $67 million, respectively, in the year-ago period.
Dividends The company paid dividends of $7.2 billion to common stockholders during the first nine months of 2020. In October 2020, the company declared a quarterly dividend of $1.29 per common share, payable in December 2020.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $34.8 billion at September 30, 2020, up from $27.0 billion at December 31, 2019, following the company’s issuance of long-term public bonds of $8.0 billion in May 2020 and $4.0 billion in August 2020, partially offset by repayment of long-term notes that matured during the first nine months of 2020. More information on bond issuances is included in Note 19 on page 22.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at September 30, 2020 was $4.3 billion. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $10.3 billion at September 30, 2020, and $13.0 billion at December 31, 2019. Of these amounts, $9.75 billion was reclassified to long-term at both September 30, 2020, and December 31, 2019. At September 30, 2020, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2020, the company had $9.75 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2020. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or Chevron U.S.A. Inc. (CUSA).
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation, CUSA and Texaco Capital Inc. All of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA by Standard and Poor’s Corporation (S&P) and Aa2 by Moody’s Investors Service (Moody’s). The company’s U.S. commercial paper is rated A-1+ by S&P and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities. As a result of deteriorating market conditions for the energy industry, S&P and Moody’s conducted credit reviews and reaffirmed the company’s debt ratings in March and April 2020, respectively. In July 2020, following the announcement by the company of the proposed acquisition of Noble Energy, and in September 2020 upon completion of its annual review, S&P reaffirmed the rating.
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
Summarized Financial Information for Guarantee of Securities of Subsidiaries In August 2020, long-term public bonds referred to in Note 19 on page 22 were issued by CUSA and fully and unconditionally guaranteed on an unsecured basis by Chevron Corporation (together the “Obligor Group”). In March 2020, the U.S. Securities and Exchange Commission (SEC) issued a final rule that amended the disclosure requirements with respect to certain guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X and adopted new Rule 13-01 of Regulation S-X. These amendments are effective January 4, 2021, with early adoption permitted. Chevron Corporation has elected to early adopt the final rule beginning July 1, 2020. Accordingly, as disclosed in the tables below, summary financial information is presented for Chevron Corporation, as Guarantor, excluding its consolidated subsidiaries, and CUSA, as the issuer, excluding its consolidated subsidiaries. The summary financial information of the Obligor Group is presented on a combined basis and transactions between the combined entities have been eliminated. Financial information for non-guarantor entities has been excluded.

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$37,201	$82,206
Sales and other operating revenues - related party	12,672	24,336
Total costs and other deductions	42,694	87,287
Total costs and other deductions - related party	10,467	22,632
Net income (loss)	$(746)	$2,173

	At September 30, 2020	At December 31, 2019
	(Millions of dollars) (unaudited)
Current assets	$8,763	$10,180
Current assets - related party	5,016	952
Other assets	49,603	50,595
Current liabilities	19,847	25,187
Current liabilities - related party	53,101	46,237
Other liabilities	33,667	25,622
Total net equity (deficit)	$(43,233)	$(35,319)

Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of September 30, 2020, the company had purchased 48.6 million shares for $5.5 billion, resulting in $19.5 billion remaining under the authorized program. On March 24, 2020, the company announced the suspension of the stock repurchase program in response to market conditions. No shares were purchased under the program in third quarter 2020.
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
Noncontrolling Interests The company had noncontrolling interests of $264 million at September 30, 2020, and $1.0 billion at December 31, 2019. The decrease was primarily due to the acquisition in second quarter 2020 of an equity interest that was previously held by a joint venture partner. There were distributions of $10 million to noncontrolling interests during the first nine months of 2020 compared to $16 million for the same period in 2019.

Financial Ratios and Metrics

	At September 30, 2020	At December 31, 2019
Current Ratio *	1.3	1.1
Debt Ratio	20.9%	15.8%
Net Debt Ratio	17.5%	12.8%
* At September 30, 2020, the book value of inventory was lower than replacement cost.

	Nine Months Ended September 30
	2020	2019
	(Millions of dollars)
Net cash provided by operating activities	$8,339	$21,657
Less: Capital expenditures	(6,855)	(9,906)
Free Cash Flow	$1,484	$11,751
Pension Obligations Information related to pension plan contributions is included on page 13 in Note 9 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $10.3 billion in the first nine months of 2020, compared with $15.0 billion in the corresponding 2019 period. The amounts included the company’s share of affiliates’ expenditures of $3.1 billion and $4.6 billion in the 2020 and 2019 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2020 were $8.4 billion, representing 82 percent of the company wide total. Included in the 2020 period were inorganic capital expenditures of $350 million, primarily associated with the downstream acquisition of Puma Energy (Australia) Holdings Pty Ltd.
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

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Millions of dollars)
United States
Upstream	$904	$2,102	$3,932	$5,929
Downstream	296	327	750	1,381
All Other	44	102	183	233
Total United States	1,244	2,531	4,865	7,543
International
Upstream	1,119	2,137	4,499	6,873
Downstream	228	284	949	550
All Other	1	4	9	12
Total International	1,348	2,425	5,457	7,435
Worldwide	$2,592	$4,956	$10,322	$14,978
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 12 to the Consolidated Financial Statements under the heading “MTBE.”

Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 12 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included beginning on page 14 in Note 11 and page 16 in Note 13 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 17 in Note 13 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on page 17 in Note 13 to the Consolidated Financial Statements under the heading “Indemnifications.”
Off-Balance-Sheet Obligations Information related to the company’s off-balance-sheet obligations is included on page 17 in Note 13 to the Consolidated Financial Statements under the heading “Off-Balance-Sheet Obligations.”
Environmental Information related to environmental matters is included on page 17 in Note 13 to the Consolidated Financial Statements under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included on pages 17 and 18 in Note 13 to the Consolidated Financial Statements under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2020, does not differ materially from that discussed under Item 7A of Chevron’s 2019 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2020.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2020, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that the company has determined to disclose for this reporting period that involve governmental authorities and certain monetary sanctions under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to third quarter 2020 and any material developments with respect to matters previously reported in Chevron’s 2019 Annual Report on Form 10-K.
As previously disclosed, the California Department of Conservation, Geologic Energy Management Division (CalGEM) (previously known as the Division of Oil, Gas and Geothermal Resources) promulgated revised rules pursuant to the Underground Injection Control program that took effect April 1, 2019. Subsequent to that date, CalGEM issued Notices of Violation (NOVs) and two orders to Chevron related to seeps that occurred in the Cymric Oil Field in Kern County, California. An October 2, 2019 CalGEM order (Order) seeks a civil penalty of approximately $2.7 million. Chevron has filed an appeal of the Order. Chevron is currently in discussions with CalGEM to explore a global settlement to resolve the Order and all past and present seeps in the Cymric Field, which would increase the amount of the penalty paid. Other state agencies may become engaged in settlement discussions with Chevron as well relating to this matter. Resolution of this matter may result in the payment of civil penalties of $100,000 or more.
On August 6, 2020, Chevron received a proposal from California’s Bay Area Air Quality Management District seeking to resolve certain NOVs related to alleged violations that occurred at Chevron's Richmond Refinery between 2017 and 2019. Resolution of the alleged violations may result in the payment of a civil penalty of $100,000 or more.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 15 in Note 12 to the Consolidated Financial Statements.
Item 1A.Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2020, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 21 of the company’s 2019 Annual Report on Form 10-K, other than as reflected in the risk factors below.
Impacts of the coronavirus disease 2019 (COVID-19) pandemic and geopolitical factors have resulted in a significant decrease in demand for Chevron’s products and caused a precipitous drop in commodity prices, which has had and is expected to continue to have an adverse, and potentially material adverse, effect on Chevron’s future financial and operating results.
As of the date of this Quarterly Report on Form 10-Q, the economic, business, and oil and gas industry impacts from the COVID-19 pandemic and the disruption to capital markets have continued to be far reaching. Crude oil prices, the single largest variable that affects the company’s results of operations, have fallen dramatically to historic lows, even briefly going negative, due to a combination of a severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products resulting from government-mandated travel restrictions and the curtailment of economic activity resulting from the COVID-19 pandemic. As a result, a market imbalance has existed and may continue to exist, with oil supplies vastly exceeding current and expected near-term demand. Although OPEC and other countries have agreed to cut global oil supply, the commitments and actions to date have not matched the dramatic decrease in global demand, which has resulted in increased inventory levels in refineries, pipelines and storage facilities in prior periods and which may drive increased inventory levels in future periods.
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
The company’s operations and workforce are being impacted by the COVID-19 pandemic, causing certain operations to be curtailed to various degrees, which may become suspended completely if adverse conditions deteriorate further. At 50 percent-owned Tengizchevroil in Kazakhstan, COVID-19 infections have led to the demobilization of a significant portion of the workforce, adversely impacting the construction pace for completion of the FGP-WPMP project. Although infection levels in Kazakhstan improved in the third quarter 2020, allowing remobilization of the FGP-WPMP construction workforce to commence, the ultimate effects of COVID-19 on FGP-WPMP construction remain uncertain and cannot be predicted at this time. In particular, we are currently unable to predict whether COVID-19 will have a material adverse impact on our ability to complete FGP-WPMP on schedule or within the current cost estimate for the project.
As a result of decreased demand for its products, the company has made cuts to its upstream capital and exploratory expenditure program for 2020, which are expected to negatively impact future production, have led to and could lead to further negative revisions of reserves and could also lead to the further impairment of assets. Production curtailments, such as those due to the reductions imposed by OPEC+ nations in

Kazakhstan, Nigeria and Angola, and other production curtailment actions taken by operators of assets for which the company has non-operated interests or due to market conditions, have exacerbated and are expected to continue to further exacerbate these negative impacts in future periods. Within downstream, the company reduced its capital spending program and is also deferring certain discretionary maintenance activities while maintaining expenditures for asset integrity and reliability. The company has reduced the utilization rates of its refineries in response to reduced demand for its products, particularly greatly reduced demand for jet fuel due to the COVID-19 impact on travel and the aviation industry, for which we are a key supplier, and these actions are expected to negatively impact future earnings and cash flows.
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
The success of the Noble Energy acquisition, which closed in October 2020, will depend, in part, on Chevron’s ability to successfully integrate the business of Noble Energy and realize the anticipated benefits, including the anticipated annual run-rate operating and other cost synergies and accretion to return on capital employed, free cash flow and earnings per share. Difficulties in integrating Noble Energy may result in the failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management’s attention from ongoing business concerns as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on our financial results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
July 1 – July 31, 2020	2,220	$87.58	—	$19.5
August 1 – August 31, 2020	—	—	—	$19.5
September 1 – September 30, 2020	—	—	—	$19.5
Total	2,220	$87.58	—
______________________________________

(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” on pages 37 to 39 for additional information regarding the company’s authorized stock repurchase program. The stock repurchase program was suspended in March 2020.
Item 5.Other Information
Rule 10b5-1 Plan Elections
Pierre R. Breber, Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan in August 2020. Mr. Breber’s plan provides for the potential exercise of vested stock options and the associated sale of up to 13,000 shares of Chevron common stock between November 2020 and January 2021.
Rhonda J. Morris, Vice President and Chief Human Resources Officer, and her spouse entered into pre-arranged stock trading plans in August 2020. The plans for Ms. Morris and her spouse provide for the potential exercise of vested stock options and the associated sale of up to 7,200 and 7,500 shares of Chevron common stock, respectively, between November 2020 and January 2021.
These trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
3.1
By-Laws of Chevron Corporation, as amended and restated on September 30, 2020, filed as Exhibit 3.1 to Chevron Corporation's Current Report on Form 8-K filed October 2, 2020, and incorporated herein by reference.

4.1
Indenture, dated as of August 12, 2020, among Chevron U.S.A. Inc., Chevron Corporation, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to Chevron Corporation's Current Report on Form 8-K filed August 13, 2020, and incorporated herein by reference.

4.2
First Supplemental Indenture, dated as of August 12, 2020, among Chevron U.S.A. Inc., Chevron Corporation, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Chevron Corporation's Current Report on Form 8-K filed August 13, 2020, and incorporated herein by reference.

4.3
Forms of 0.333% Notes Due 2022, Floating Rate Notes Due 2022, 0.426% Notes Due 2023, Floating Rate Notes Due 2023, 0.687% Notes Due 2025, 1.018% Notes Due 2027 and 2.343% Notes Due 2050, contained in Exhibit 4.2 to Chevron Corporation's Current Report on Form 8-K filed August 13, 2020, and incorporated herein by reference.

22.1*	Subsidiary Issuer of Guaranteed Securities
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
101.SCH*	iXBRL Schema Document
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.LAB*	iXBRL Label Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (contained in Exhibit 101)
Attached as Exhibit 101 to this report are documents formatted in iXBRL (Inline Extensible Business Reporting Language). The financial information contained in the iXBRL-related documents is “unaudited” or “unreviewed.”
______________________________
*    Filed herewith.
** Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 5, 2020