Form 10-K
period 2020-12-31
CHEVRON CORP
filed 2021-02-25
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐       No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $166.6 billion (As of June 30, 2020)
 Number of Shares of Common Stock outstanding as of February 10, 2021 — 1,926,376,764
DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)
Notice of the 2021 Annual Meeting and 2021 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, in connection with the company’s 2021 Annual Meeting of Stockholders (in Part III)

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management's current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as [“anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on schedule,” “on track,” “is slated,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential”] and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for our products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries (OPEC) and other producing countries; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s ability to achieve the anticipated benefits from the acquisition of Noble Energy, Inc.; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to pay future dividends; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 23 in this report. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I
Item 1. Business
General Development of Business
Summary Description of Chevron
Chevron Corporation,* a Delaware corporation, manages its investments in subsidiaries and affiliates and provides administrative, financial, management and technology support to U.S. and international subsidiaries that engage in integrated energy and chemicals operations. Upstream operations consist primarily of exploring for, developing, producing and transporting crude oil and natural gas; processing, liquefaction, transportation and regasification associated with liquefied natural gas; transporting crude oil by major international oil export pipelines; transporting, storage and marketing of natural gas; and a gas-to-liquids plant. Downstream operations consist primarily of refining crude oil into petroleum products; marketing of crude oil, refined products and lubricants; transporting crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses and fuel and lubricant additives.
A list of the company’s major subsidiaries is presented in Exhibit 21.1 on page E-1.
Overview of Petroleum Industry
Petroleum industry operations and profitability are influenced by many factors. Prices for crude oil, natural gas, petroleum products and petrochemicals are generally determined by supply and demand. Production levels from the members of Organization of Petroleum Exporting Countries (OPEC), Russia and the United States are the major factors in determining worldwide supply. Demand for crude oil and its products and for natural gas is largely driven by the conditions of local, national and global economies, although weather patterns and taxation relative to other energy sources also play a significant part. Laws and governmental policies, particularly in the areas of taxation, energy and the environment, affect where and how companies invest, conduct their operations and formulate their products and, in some cases, limit their profits directly.
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
Operating Environment
Refer to pages 31 through 38 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the company’s current business environment and outlook.
Chevron’s Strategic Direction
Chevron’s primary objective is to deliver higher returns, lower carbon and superior shareholder value in any business environment. In the upstream, the company’s strategy is to deliver industry-leading returns while developing high-value resource opportunities. In the downstream, the company’s strategy is to be the leading downstream and chemicals company that delivers on customer needs. In seeking to help advance a lower carbon future, Chevron is focused on lowering its carbon intensity cost efficiently, increasing renewables and offsets in support of its business, and investing in low-carbon technologies to enable commercial solutions.
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

Human Capital Management
Chevron is focused on investing in its employees and its culture. Chevron hires, develops, and strives to retain critical talent, and fosters a culture that values diversity and inclusion and employee engagement, all of which support the company’s overall objective to deliver industry leading performance. Chevron’s leadership reinforces and monitors the company’s investment in people and the company’s culture. This includes reviews of metrics addressing critical function hiring, leadership development, attrition, diversity and inclusion, and employee engagement.
The following table summarizes Chevron’s number of employees by gender, where data is available, and by region as of December 31, 2020.

	At December 31, 2020
	Female		Male		Gender data not available [1]		Total Employees
	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage
U.S.	6,632	28%	16,606	70%	491	2%	23,729	50%
Other Americas	894	26%	2,484	73%	33	1%	3,411	7%
Africa	715	17%	3,507	83%	6	—%	4,228	9%
Asia	2,982	29%	7,334	71%	80	1%	10,396	22%
Australia	1,746	40%	2,584	60%	6	—%	4,336	9%
Europe	410	25%	1,226	75%	0	—%	1,636	3%
Total Employees [2]	13,379	28%	33,741	71%	616	1%	47,736	100%
1 Includes employees where gender data was not collected or employee chose not to disclose gender.
2 Includes 5,108 service station employees; 2,312 and 1,672 new employees came from the 2020 Puma Energy (Australia) Holdings Pty. Ltd and Noble Energy, Inc. acquisitions, respectively.
Hiring, Development and Retention
The company’s approach to attracting, developing and retaining its employees is anchored in a career-oriented employment model. Chevron recruits new employees through partnerships with universities and diversity associations. In 2020, over 500 students participated in the company’s first ever virtual internship program. In addition, the company recruits experienced hires to target critical skills.
Development programs are designed to build leadership capabilities at all levels and ensure the company’s workforce has the technical and operating capabilities to produce energy safely and reliably. Chevron’s leadership regularly reviews metrics on employee training and development programs, which are continually evolving to better meet the needs of the business. For instance, Chevron recently launched learning initiatives focused on digital innovation, including new Digital Academy and Digital Scholars programs. In addition, to ensure business continuity, leadership regularly reviews the talent pipeline, identifies and develops succession candidates, and builds succession plans for leadership positions. The Board provides oversight of CEO and executive succession planning.
Chevron’s 2020 annual voluntary attrition was 4.1 percent, in line with its historical rates. The voluntary attrition rate generally excludes employee departures under enterprise-wide restructuring programs. Chevron believes its low voluntary attrition rate is in part a result of the company’s commitment to employee development and career advancement.
Diversity and Inclusion
Chevron is committed to advancing diversity and inclusion in the workplace so that employees are enabled to contribute to their full potential. The company believes innovative solutions to its most complex challenges emerge when diverse people, ideas, and experiences come together in an inclusive environment. Chevron reinforces the value of diversity and inclusion through accountability, communication, training and personnel selection processes. Examples of initiatives to further advance diversity and inclusion include the company’s Neurodiversity program through which the company employs neurodiverse individuals and leverages their talents, its Elevate program which focuses on learning opportunities to promote a deeper understanding of employees in underrepresented groups, and its Returnship initiative which provides support for women re-entering the workforce. In addition, Chevron has twelve employee networks (voluntary groups of employees that come together based on shared identity or interests) and more than fifteen diversity councils across its business units that help align diversity and inclusion efforts with business strategies.

Employee Engagement
Employee engagement is an indicator of employee well-being and commitment to the company’s values, purpose and strategies. Chevron regularly conducts employee surveys to assess the health of the company’s culture. Recent surveys have indicated a high degree of employee engagement. In 2020, the company’s employee survey focused on the COVID-19 impact on employee well-being and the company’s response to the pandemic. The survey results positively reinforced actions taken by Chevron, and helped inform further actions to address the impact on employees and their families through enhanced mental health and wellness support, financial assistance for unplanned childcare needs and remote learning resources, among other efforts. The company also has long-standing programs such as Ombuds, an independent resource designed to equip employees with options to address and resolve workplace issues; a company hotline, where employees can report concerns to the Corporate Compliance department; and its Employee Assistance Program, a confidential consulting service that can help employees resolve a broad range of personal, family and work-related concerns or problems.
Description of Business and Properties
The upstream and downstream activities of the company and its equity affiliates are widely dispersed geographically, with operations and projects* in North America, South America, Europe, Africa, Middle East, Asia and Australia. Tabulations of segment sales and other operating revenues, earnings and income taxes for the three years ending December 31, 2020, and assets as of the end of 2020 and 2019 — for the United States and the company’s international geographic areas — are in Note 12 to the Consolidated Financial Statements beginning on page 74. Similar comparative data for the company’s investments in and income from equity affiliates and property, plant and equipment are in Note 13 beginning on page 77 and Note 16 on page 82. Refer to page 44 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the company’s capital and exploratory expenditures.

Upstream
Reserves
Refer to Table V beginning on page 103 for a tabulation of the company’s proved crude oil, condensate, natural gas liquids (NGLs), synthetic oil and natural gas reserves by geographic area, at the beginning of 2018 and at each year-end from 2018 through 2020. Reserves governance, technologies used in establishing proved reserves additions, and major changes to proved reserves by geographic area for the three-year period ended December 31, 2020, are summarized in the discussion for Table V. Discussion is also provided regarding the nature of, status of, and planned future activities associated with the development of proved undeveloped reserves. The company recognizes reserves for projects with various development periods, sometimes exceeding five years. The external factors that impact the duration of a project include scope and complexity, remoteness or adverse operating conditions, infrastructure constraints, and contractual limitations.
At December 31, 2020, 27 percent of the company’s net proved oil-equivalent reserves were located in the United States, 18 percent were located in Australia and 20 percent were located in Kazakhstan.
The net proved reserve balances at the end of each of the three years 2018 through 2020 are shown in the following table:

	At December 31
	2020	2019	2018
Liquids — Millions of barrels
Consolidated Companies	4,475	4,771	4,975
Affiliated Companies	1,672	1,750	1,815
Total Liquids	6,147	6,521	6,790
Natural Gas — Billions of cubic feet
Consolidated Companies	27,006	26,587	28,733
Affiliated Companies	2,916	2,870	2,843
Total Natural Gas	29,922	29,457	31,576
Oil-Equivalent — Millions of barrels[1]
Consolidated Companies	8,976	9,202	9,764
Affiliated Companies	2,158	2,229	2,289
Total Oil-Equivalent	11,134	11,431	12,053
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

Net Production of Liquids and Natural Gas
The following table summarizes the net production of liquids and natural gas for 2020 and 2019 by the company and its affiliates. Worldwide oil-equivalent production of 3.083 million barrels per day in 2020 was up approximately 1 percent from 2019. Production increases from shale and tight properties and the Noble Energy, Inc. (Noble) acquisition were partially offset by production curtailments associated with OPEC and coordinating countries’ (OPEC+) restrictions and market conditions, and asset sale related decreases of 100,000 barrels per day. Refer to the “Results of Operations” section beginning on page 37 for a detailed discussion of the factors explaining the changes in production for crude oil, condensate, natural gas liquids, synthetic oil and natural gas, and refer to Table V on pages 107 through 109 for information on annual production by geographical region.

			Components of Oil-Equivalent
	Oil-Equivalent		Liquids		Natural Gas
Thousands of barrels per day (MBPD)	(MBPD)[1]		(MBPD)		(MMCFPD)
Millions of cubic feet per day (MMCFPD)	2020	2019	2020	2019	2020	2019
United States[2]	1,058	929	790	724	1,607	1,225
Other Americas
Argentina	25	27	21	23	24	25
Brazil	6	8	6	8	1	2
Canada[3]	159	135	138	119	126	95
Colombia[4]	2	11	—	—	14	64
Total Other Americas	192	181	165	150	165	186
Africa
Angola	87	95	78	86	53	52
Equatorial Guinea[2]	11	—	5	—	42	—
Nigeria	183	209	140	173	260	215
Republic of Congo	46	52	44	49	13	13
Total Africa	327	356	267	308	368	280
Asia
Azerbaijan[4]	7	20	7	18	3	10
Bangladesh	107	110	3	4	622	638
China	32	31	15	16	100	93
Indonesia	138	109	131	101	43	52
Israel[2]	20	—	—	—	116	—
Kazakhstan	55	49	32	28	136	129
Myanmar	15	15	—	—	92	93
Partitioned Zone[5]	18	—	17	—	3	—
Philippines[4]	5	26	1	3	25	136
Thailand	207	238	54	65	918	1,038
Total Asia	604	598	260	235	2,058	2,189
Australia
Australia	441	455	42	45	2,392	2,460
Total Australia	441	455	42	45	2,392	2,460
Europe
Denmark[4]	—	5	—	3	—	11
United Kingdom[4]	14	62	13	44	5	108
Total Europe	14	67	13	47	5	119
Total Consolidated Companies	2,636	2,586	1,537	1,509	6,595	6,459
Affiliates[3,6]	447	472	331	356	695	698
Total Including Affiliates[7]	3,083	3,058	1,868	1,865	7,290	7,157

[1] Oil-equivalent conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil.
[2] Includes production associated with the acquisition of Noble commencing October 2020.
[3] Includes synthetic oil: Canada, net	54	53	54	53	—	—
Venezuela, net	—	3	—	3	—	—
[4] Chevron sold its interest in various upstream producing assets in 2019 and 2020.
[5] Located between Saudi Arabia and Kuwait. Production was shut-in in May 2015; resumed in July 2020.
[6] Volumes represent Chevron’s share of production by affiliates, including Tengizchevroil in Kazakhstan; Petroboscan and Petropiar in Venezuela through June 30, 2020; and Angola LNG in Angola.
[7] Volumes include natural gas consumed in operations of 603 million and 638 million cubic feet per day in 2020 and 2019, respectively. Total “as sold” natural gas volumes were 6,687 million and 6,519 million cubic feet per day for 2020 and 2019, respectively.

Production Outlook
The company estimates its average worldwide oil-equivalent production in 2021 will grow up to 3 percent compared to 2020, assuming a Brent crude oil price of $50 per barrel and excluding the impact of anticipated 2021 asset sales. This estimate is subject to many factors and uncertainties, as described beginning on page 33. Refer to the “Review of Ongoing Exploration and Production Activities in Key Areas,” beginning on page 9, for a discussion of the company’s major crude oil and natural gas development projects.
Average Sales Prices and Production Costs per Unit of Production
Refer to Table IV on page 102 for the company’s average sales price per barrel of liquids (including crude oil, condensate and natural gas liquids) and per thousand cubic feet of natural gas produced, and the average production cost per oil-equivalent barrel for 2020, 2019 and 2018.
Gross and Net Productive Wells
The following table summarizes gross and net productive wells at year-end 2020 for the company and its affiliates:

	At December 31, 2020
	Productive Oil Wells[1]		Productive Gas Wells[1]
	Gross	Net	Gross	Net
United States	42,933	31,380	2,859	2,322
Other Americas	1,077	687	216	135
Africa	1,732	679	50	19
Asia	14,210	12,492	3,179	1,732
Australia	533	299	101	25
Europe	29	6	—	—
Total Consolidated Companies	60,514	45,543	6,405	4,233
Affiliates[2]	1,675	601	—	—
Total Including Affiliates	62,189	46,144	6,405	4,233
Multiple completion wells included above	619	340	148	117
[1] Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.
[2] Includes gross 1,452 and net 490 productive oil wells for interests accounted for by the non-equity method.
Acreage
At December 31, 2020, the company owned or had under lease or similar agreements undeveloped and developed crude oil and natural gas properties throughout the world. The geographical distribution of the company’s acreage is shown in the following table:

	Undeveloped[2]		Developed		Developed and Undeveloped
Thousands of acres[1]	Gross	Net	Gross	Net	Gross	Net
United States	4,120	3,561	4,670	3,317	8,790	6,878
Other Americas	19,418	10,592	1,169	252	20,587	10,844
Africa	7,393	4,829	2,522	1,051	9,915	5,880
Asia	18,742	7,692	1,914	1,041	20,656	8,733
Australia	10,370	6,471	2,061	812	12,431	7,283
Total Consolidated Companies	60,043	33,145	12,336	6,473	72,379	39,618
Affiliates[3]	702	290	102	46	804	336
Total Including Affiliates	60,745	33,435	12,438	6,519	73,183	39,954
[1] Gross acres represent the total number of acres in which Chevron has an ownership interest. Net acres represent the sum of Chevron’s ownership interest in gross acres.
[2] The gross undeveloped acres that will expire in 2021, 2022 and 2023 if production is not established by certain required dates are 2,415, 5,404 and 3,199, respectively.
[3] Includes gross 405 and net 141 undeveloped and gross 19 and net 5 developed acreage for interests accounted for by the non-equity method.
Delivery Commitments
The company sells crude oil and natural gas from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from specified properties, but some natural gas sales contracts specify delivery of fixed and determinable quantities, as discussed below.
In the United States, the company is contractually committed to deliver 1,136 billion cubic feet of natural gas to third parties from 2021 through 2023. The company believes it can satisfy these contracts through a combination of equity production from the company’s proved developed U.S. reserves and third-party purchases. These commitments are primarily based on contracts with indexed pricing terms.
Outside the United States, the company is contractually committed to deliver a total of 2,800 billion cubic feet of natural gas to third parties from 2021 through 2023 from operations in Australia and Israel. The Australia sales contracts contain variable pricing formulas that generally reference the prevailing market price for crude oil, natural gas or other petroleum products at the time of delivery. The Israel sales contracts contain formulas that generally reflect an initial base price subject to price indexation, Brent-linked or other, over the life of the contract and have a contractual floor. The company believes it can satisfy these contracts from quantities available from production of the company’s proved developed reserves in these countries.
Development Activities
Refer to Table I on page 99 for details associated with the company’s development expenditures and costs of proved property acquisitions for 2020, 2019 and 2018.
The following table summarizes the company’s net interest in productive and dry development wells completed in each of the past three years, and the status of the company’s development wells drilling at December 31, 2020. A “development well” is a well drilled within the known area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

	Wells Drilling[1]		Net Wells Completed
	at 12/31/20		2020		2019		2018
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	190	149	539	2	682	1	509	1
Other Americas	12	9	27	—	36	—	43	—
Africa	1	—	5	—	26	—	8	—
Asia	23	8	94	2	181	2	289	5
Australia	—	—	—	—	—	—	1	—
Europe	—	—	1	—	1	—	2	—
Total Consolidated Companies	226	166	666	4	926	3	852	6
Affiliates[2]	22	8	13	—	43	—	39	—
Total Including Affiliates	248	174	679	4	969	3	891	6
[1] Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.
[2] Includes gross 19 and net 6 wells drilling for interests accounted for by the non-equity method.

Exploration Activities
Refer to Table I on page 99 for detail on the company’s exploration expenditures and costs of unproved property acquisitions for 2020, 2019 and 2018.
The following table summarizes the company’s net interests in productive and dry exploratory wells completed in each of the last three years, and the number of exploratory wells drilling at December 31, 2020. “Exploratory wells” are wells drilled to find and produce crude oil or natural gas in unknown areas and include delineation and appraisal wells, which are wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir or to extend a known reservoir.

	Wells Drilling*		Net Wells Completed
	at 12/31/20		2020		2019		2018
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	1	—	4	1	10	2	13	2
Other Americas	—	—	2	2	—	—	1	1
Africa	—	—	—	—	—	—	—	—
Asia	—	—	—	—	—	—	1	—
Australia	—	—	—	—	—	—	—	—
Europe	—	—	—	—	—	—	—	1
Total Consolidated Companies	1	—	6	3	10	2	15	4
Affiliates	—	—	—	—	—	—	—	—
Total Including Affiliates	1	—	6	3	10	2	15	4
* Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.

Review of Ongoing Exploration and Production Activities in Key Areas
Chevron has exploration and production activities in many of the world’s major hydrocarbon basins. Chevron’s 2020 key upstream activities, some of which are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 37, are presented below. The comments include references to “total production” and “net production,” which are defined under “Production” in Exhibit 99.1 on page E-7.
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
United States
Upstream activities in the United States are primarily located in Texas, New Mexico, California, Colorado and the Gulf of Mexico. Acreage for the United States can be found in the table on page 7. Net daily oil-equivalent production in the United States can be found in the table on page 6.
With the acquisition of Noble in October 2020, Chevron increased its position in the Permian Basin and acquired acreage in Colorado and Wyoming.
The company’s acreage in the Permian Basin of West Texas and southeast New Mexico includes multiple stacked formations that enable production from several layers of rock in different geologic zones. Chevron has implemented a factory development strategy in the basin, which utilizes multiwell pads to drill a series of horizontal wells that are completed concurrently using hydraulic fracture stimulation. The company is also applying data analytics and technology to drive improvements in identifying well targets, in drilling and completions and in production performance. In 2020, Chevron’s net daily unconventional and conventional production in the Permian Basin averaged 294,000 barrels of crude oil, 980 million cubic feet of natural gas and 150,000 barrels of NGLs.
In 2020, Chevron was one of the largest crude oil producers in California. Construction was completed in April 2020 on a new 29-megawatt solar farm to supply power to the Lost Hills Field. In October 2020, Chevron announced participation in a carbon capture trial in California with start-up expected in 2022.
In Colorado, development in the Denver-Julesburg (DJ) Basin includes Wells Ranch and Mustang areas. Chevron’s integrated development plan provides an opportunity to efficiently produce these resources.
In Wyoming, the company has acreage in the Powder River and Green River Basins.
During 2020, net daily production in the Gulf of Mexico averaged 175,000 barrels of crude oil, 96 million cubic feet of natural gas and 11,000 barrels of NGLs. Chevron is engaged in various operated and nonoperated exploration, development and production activities in the deepwater Gulf of Mexico. Chevron also holds nonoperated interests in several shelf fields.
The deepwater Jack and St. Malo fields are being jointly developed with a host floating production unit located between the two fields. Chevron has a 50 percent interest in the Jack Field and a 51 percent interest in the St. Malo Field. Both fields are company operated. The company has a 40.6 percent interest in the production host facility, which is designed to accommodate production from the Jack/St. Malo development and third-party tiebacks. Additional development opportunities for the Jack and St. Malo fields progressed in 2020. Stage 3 development drilling continued with the final well completed in May 2020. The St. Malo Stage 4 waterflood project includes two new production wells, three injector wells, and topsides water injection equipment at the St. Malo field. First injection is expected in 2023. The Stage 4 multiphase subsea pump project replaces the single-phase subsea pumps in both the Jack and St. Malo fields. Progress during 2020 included beginning pump module installation. Proved reserves have been recognized for the multiphase subsea pump project. The Jack and St. Malo fields have an estimated production life of 30 years.
The company has a 15.6 percent nonoperated working interest in the deepwater Mad Dog Field. Project execution continued in 2020 on the Mad Dog 2 Project. This phase is the development of the southwestern extension of the Mad Dog Field, including a new floating production platform with a design capacity of 140,000 barrels of crude oil per day. Drilling and construction of the floating production unit are progressing as planned, and first oil is expected in 2022. Proved reserves have been recognized for the Mad Dog 2 Project.

Chevron has a 60 percent-owned and operated interest in the Big Foot Project, located in the deepwater Walker Ridge area. Development drilling activities are ongoing, with the third production well coming online in September 2020. An additional well is expected to come online in third quarter 2021. The project has an estimated production life of 35 years.
The company has a 58 percent-owned and operated interest in the deepwater Tahiti Field. Progress continued on the Tahiti Upper Sands Project, which includes topsides facility enhancements to process high gas rates with start-up anticipated in third quarter 2021. Proved reserves have been recognized for this project. The Tahiti Field has an estimated remaining production life of more than 20 years.
Chevron holds a 25 percent nonoperated working interest in the Stampede Field, which is located in the Green Canyon area. Production ramp-up continued in 2020, with the final producing well completed in March 2020. The field has an estimated production life of 30 years.
Chevron has owned and operated interests of 62.9 to 75.4 percent in the unit areas containing the Anchor Field. Stage 1 of the Anchor development consists of a seven-well subsea development and a semi-submersible floating production unit. The planned facility has a design capacity of 75,000 barrels of crude oil and 28 million cubic feet of natural gas per day. Development work continued in 2020 with construction of the drillship, acquisition of seismic data, detailed engineering, equipment procurement and commencement of fabrication for the production facilities. At the end of 2020, no proved reserves were recognized for this project.
Chevron has a 60 percent-owned and operated interest in the Ballymore Field located in the Mississippi Canyon area and a 40 percent nonoperated working interest in the Whale discovery located in the Perdido area. After successful appraisal programs on the Ballymore project, Chevron is planning to enter front-end engineering design (FEED) in second quarter 2021. FEED activities on the Whale project continued in 2020, with final investment decision expected in second-half 2021. At the end of 2020, proved reserves had not been recognized for these projects.
During 2020, the company participated in two exploration wells and one appraisal well in the deepwater Gulf of Mexico. In February 2020, the first well in the Esox prospect, where Chevron holds a 21.4 percent nonoperated working interest, was tied into the Tubular Bells production facility.
In March 2020, Chevron added 15 blocks in a U.S. Gulf of Mexico lease sale. Chevron subsequently added eight blocks resulting from a November 2020 U.S. Gulf of Mexico lease sale.
The company sold its assets in the Marcellus and Utica Shale areas in November 2020.
Other Americas
“Other Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Suriname and Venezuela. Acreage for "Other Americas" can be found in the table on page 7. Net daily oil-equivalent production from these countries can be found in the table on page 6.
Canada Upstream interests in Canada are concentrated in Alberta and the offshore Atlantic region of Newfoundland and Labrador. The company also has interests in the Beaufort Sea region of the Northwest Territories and British Columbia.
The company holds a 20 percent nonoperated working interest in the Athabasca Oil Sands Project (AOSP) in Alberta. Oil sands are mined from both the Muskeg River and the Jackpine mines, and bitumen is extracted from the oil sands and upgraded into synthetic oil. Carbon dioxide emissions from the upgrader are reduced by carbon capture and storage facilities.
Chevron has a 70 percent-owned and operated interest in most of the Duvernay shale acreage. By early 2021, a total of 203 wells had been tied into production facilities.
Chevron holds a 26.9 percent nonoperated working interest in the Hibernia Field and a 23.7 percent nonoperated working interest in the unitized Hibernia Southern Extension areas offshore Atlantic Canada. The company holds a 29.6 percent nonoperated working interest in the heavy oil Hebron Field, also offshore Atlantic Canada, which has an expected economic life of 30 years.
Chevron holds a 50 percent-owned and operated interest in Flemish Pass Basin Block EL 1138. The company also holds a 25 percent nonoperated working interest in blocks EL 1145, EL 1146 and EL 1148 and a 40 percent nonoperated working interest in EL 1149.
Chevron holds a 50 percent-owned and operated interest in the Kitimat LNG and Pacific Trail Pipeline projects and a 50 percent-owned and operated interest in the Liard and Horn River shale gas basins in British Columbia. Efforts are underway to evaluate strategic alternatives for these projects.

Mexico The company owns and operates a 33.3 percent interest in Block 3 in the Perdido area of the Gulf of Mexico. Seismic interpretation progressed in 2020. Chevron holds a 37.5 percent-owned and operated interest in Block 22 where reprocessing of 3-D seismic data continued in 2020. The company also holds a 40 percent nonoperated interest in Blocks 20, 21 and 23 in the Cuenca Salina area in the deepwater Gulf of Mexico. Two exploration wells were drilled in the first half of 2020.
Argentina Chevron holds a 50 percent nonoperated interest in the Loma Campana and Narambuena concessions in the Vaca Muerta Shale. Evaluation of the nonoperated Narambuena Block continued in 2020, including a four-well appraisal program which achieved first oil in November 2020. Chevron has a 90 percent-owned and operated interest with a four-year exploratory concession in Loma del Molle Norte Block.
In April 2020, drilling and completion activity was halted due to the COVID-19 pandemic at the nonoperated Loma Campana concession in the Vaca Muerta Shale. Completion activity resumed in fourth quarter 2020 with drilling activity planned to re-start in first quarter 2021. During 2020, 17 horizontal wells were drilled. This concession expires in 2048.
Chevron also owns and operates a 100 percent interest in the El Trapial Field with both conventional production and Vaca Muerta Shale potential. The company utilizes waterflood operations to mitigate declines at the operated El Trapial Field and continues to evaluate the potential of the Vaca Muerta Shale. The eight-well drilling program completed in third quarter 2020, and first oil was achieved in October 2020. Chevron expects to complete the appraisal program in second quarter 2021. The El Trapial concession expires in 2032.
Brazil In February 2020, the company initiated the process to sell its 37.5 percent nonoperated interest in the Papa-Terra oil field.
Chevron holds between 30 to 45 percent of both operated and nonoperated interests in 11 blocks within the Campos and Santos basins. One exploration well was drilled in 2020.
Colombia In April 2020, the company completed the sale of its interests in the offshore Chuchupa and onshore Ballena natural gas fields. Chevron holds a 40 percent-owned and operated working interest in the offshore Colombia-3 and Guajira Offshore-3 Blocks. Exploration activities continued in 2020.
Suriname Chevron holds a 33.3 percent nonoperated working interest in deepwater Block 42. Exploration activities continued in 2020. Chevron, along with the operator, relinquished its 50 percent nonoperated working interest in deepwater Block 45 in September 2020.
Venezuela Chevron’s interests in Venezuela are located in western Venezuela and the Orinoco Belt. At the end of 2020, no proved reserves were recognized for these interests.
Chevron has a 30 percent interest in Petropiar, which operates the heavy oil Huyapari Field under an agreement expiring in 2033. Chevron also holds a 39.2 percent interest in Petroboscan, which operates the Boscan Field in western Venezuela and a 25.2 percent interest in Petroindependiente, which operates the LL-652 Field in Lake Maracaibo, both of which are under agreements expiring in 2026. For additional information on the company’s activities in Venezuela, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 through 38 under upstream.
Africa
In Africa, the company is engaged in upstream activities in Angola, the Republic of Congo, Cameroon, Equatorial Guinea, and Nigeria. Acreage for Africa can be found in the table on page 7. Net daily oil-equivalent production from these countries can be found in the table on page 6.
Angola The company operates and holds a 39.2 percent interest in Block 0, a concession adjacent to the Cabinda coastline, and a 31 percent operated interest in a production-sharing contract (PSC) for deepwater Block 14. The Block 0 concession extends through 2030. The Sanha Lean Gas Connection Project (SLGC) reached final investment decision in January 2021. SLGC is a new platform that ties the existing complex to new connecting pipelines for gathering and exporting gas from Blocks 0 and 14 to Angola LNG. In October 2020, the Angolan government approved combining all development areas in Block 14, providing enhanced fiscal terms and extending the PSC expiration to 2028.
Chevron has a 36.4 percent interest in Angola LNG Limited, which operates an onshore natural gas liquefaction plant in Soyo, Angola. The plant has the capacity to process 1.1 billion cubic feet of natural gas per day. This is the world’s first LNG plant supplied with associated gas, where the natural gas is a byproduct of crude oil production. Feedstock for the plant originates from multiple fields and operators. During 2020, work continued toward developing non-associated gas in offshore Angola, which is expected to supply the Angola LNG plant.
Angola-Republic of Congo Joint Development Area Chevron operates and holds a 31.3 percent interest in the Lianzi Unitization Zone, located in an area shared equally by Angola and the Republic of Congo. The expiration for Lianzi is 2031.
Republic of Congo Chevron has a 31.5 percent nonoperated working interest in the offshore Haute Mer permit areas (Nkossa, Nsoko and Moho-Bilondo). The permits for Nkossa, Nsoko and Moho-Bilondo expire in 2027, 2034 and 2030, respectively.
Cameroon Chevron owns and operates the YoYo Block in the Douala Basin. Preliminary development plans include a possible joint development between YoYo and Yolanda Field in Equatorial Guinea.
Equatorial Guinea Chevron has a 38 percent-owned and operated interest in the Aseng oil field and the Yolanda natural gas field in Block I and a 45 percent-owned and operated interest in Alen natural gas and condensate field in Block O. Work continued in 2020 on the development of the Alen Gas Project, which was completed in February 2021. The company also holds a 32 percent nonoperated interest in the natural gas and condensate Alba Field.
Nigeria Chevron operates and holds a 40 percent interest in eight concessions in the onshore and near-offshore regions of the Niger Delta. The company also holds acreage positions in three operated and six nonoperated deepwater blocks, with working interests ranging from 20 to 100 percent.
Chevron is the operator of the Escravos Gas Plant (EGP) with a total processing capacity of 680 million cubic feet per day of natural gas and LPG and condensate export capacity of 58,000 barrels per day. The company is also the operator of the 33,000-barrel-per-day Escravos Gas to Liquids facility. In addition, the company holds a 36.7 percent interest in the West African Gas Pipeline Company Limited affiliate, which supplies Nigerian natural gas to customers in Benin, Togo and Ghana.
Chevron operates and holds a 67.3 percent interest in the Agbami Field, located in deepwater Oil Mining Lease (OML) 127 and OML 128. Additionally, Chevron holds a 30 percent nonoperated working interest in the Usan Field in OML 138. The leases that contain the Usan and Agbami Fields expire in 2023 and 2024, respectively.
Also, in the deepwater area, the Aparo Field in OML 132 and OML 140 and the third-party-owned Bonga SW Field in OML 118 share a common geologic structure and are planned to be developed jointly. Chevron holds a 16.6 percent nonoperated working interest in the unitized area. The development plan involves subsea wells tied back to a floating production, storage and offloading vessel. Work continues to progress toward a final investment decision. At the end of 2020, no proved reserves were recognized for this project.
In deepwater exploration, Chevron operates and holds a 55 percent interest in the deepwater Nsiko discoveries in OML 140. Chevron also holds a 27 percent interest in adjacent licenses OML 139 and OML 154. The company continues to work with the operator to evaluate development options for the multiple discoveries in the Usan area, including the Owowo Field, which straddles OML 139 and OML 154.
In December 2020, the company signed an agreement to divest its 40 percent operated interest in OML 86 and OML 88.
Middle East
In the Middle East, the company is engaged in upstream activities in Cyprus, Egypt, Israel, the Kurdistan Region of Iraq and the Partitioned Zone located between Saudi Arabia and Kuwait. Quantitative data for Egypt can be found within the Africa geography throughout this document. Quantitative data for Cyprus, Israel, the Kurdistan Region of Iraq and the Partitioned Zone can be found within the Asia geography throughout this document.
Cyprus The company holds a 35 percent-owned and operated interest in Aphrodite gas field in Block 12. Chevron operates the field with the Government of Cyprus and has a license that expires in 2044.
Egypt During 2020, Chevron acquired four oil and gas exploration blocks with a 90 percent-owned and operated interest. The acquired blocks are Block 1 in the Red Sea, North Sidi Barrani in Block 2, and North El Dabaa and the Nargis blocks in the Mediterranean Sea. The company also acquired a 27 percent nonoperated working interest in the North Cleopatra and North Marina blocks also in the Mediterranean Sea.

Israel Chevron holds a 39.7 percent-owned and operated interest in the Leviathan Field, which operates under a concession that expires in 2044. During 2020, Chevron continued to ramp up production and progress its efforts to monetize discovered resources at Leviathan Field. The company also holds a 25 percent-owned and operated interest in the Tamar gas field. Progress continues on the Tamar SW development, which consists of one well tied back to Tamar. The current term of the lease for this field expires in 2038.
Kurdistan Region of Iraq The company operates and holds a 50 percent interest in the Sarta PSC, which expires in 2047, and a 40 percent interest in the Qara Dagh PSC, which expires in October 2021. First oil was achieved from the Sarta Stage 1A project in November 2020. At the end of 2020, proved reserves have been recognized for this project. Chevron will operate the Sarta block through 2021 and plans to transfer operatorship thereafter provided certain milestones are achieved.
Partitioned Zone Chevron holds a concession to oper    ate the Kingdom of Saudi Arabia’s 50 percent interest in the hydrocarbon resources in the onshore area of the Partitioned Zone between Saudi Arabia and Kuwait. The concession expires in 2046. Production restart was achieved in July 2020, and the company expects production to ramp up to full capacity levels in 2021.
Asia
In Asia, the company is engaged in upstream activities in Kazakhstan, Russia, Bangladesh, Myanmar, Thailand, China and Indonesia. Acreage for Asia can be found in the table on page 7. Net daily oil-equivalent production for these countries can be found in the table on page 6.
Kazakhstan Chevron has a 50 percent interest in the Tengizchevroil (TCO) affiliate and an 18 percent nonoperated working interest in the Karachaganak Field.
TCO is developing the Tengiz and Korolev crude oil fields in western Kazakhstan under a concession agreement that expires in 2033. All of TCO’s 2020 crude oil production was exported through the Caspian Pipeline Consortium (CPC) pipeline.
The Future Growth Project and Wellhead Pressure Management Project (FGP/WPMP) at Tengiz is managed as a single integrated project. The FGP is designed to increase total daily production by about 260,000 barrels of crude oil and to expand the utilization of sour gas injection technology proven in existing operations to increase ultimate recovery from the reservoir. The WPMP is designed to maintain production levels in existing plants as reservoir pressure declines. The project advanced in 2020 with overall progress at approximately 81 percent at year-end 2020. TCO continued construction on the FGP/WPMP including completion of all fabrication and sealift activities and installing key modules and foundations at the 3rd Generation Plant. The WPMP portion is expected to start up in late 2022, with the remaining facilities expected to come online in mid-2023. COVID-19 impacts on project schedules and cost estimates are unknown at this time due to the uncertain timeline for remobilizing all personnel and safely sustaining activity levels. Proved reserves have been recognized for the FGP/WPMP.
The Karachaganak Field is located in northwest Kazakhstan, and operations are conducted under a PSC that expires in 2038. Most of the exported liquids were transported through the CPC pipeline during 2020. Karachaganak Expansion Project Stage 1A reached final investment decision in December 2020. At the end of 2020, proved reserves had not been recognized for future expansion.
Kazakhstan/Russia Chevron has a 15 percent interest in the CPC. Progress continued on the debottlenecking project, which is expected to further increase capacity. During 2020, CPC transported an average of 1.3 million barrels of crude oil per day, composed of 1.1 million barrels per day from Kazakhstan and 0.2 million barrels per day from Russia.
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
Within the Pattani Basin the company holds ownership ranging from 70 to 80 percent of the Erawan concession, which expires in April 2022. Chevron also has a 35 percent-owned and operated interest in the Ubon Project in Block 12/27. In late 2020, project studies were suspended pending an improved investment climate. At the end of 2020, proved reserves had not been recognized for this project.
Chevron holds between 30 and 80 percent operated and nonoperated working interests in the Thailand-Cambodia overlapping claims area that are inactive, pending resolution of border issues between Thailand and Cambodia.
China Chevron has nonoperated working interests in several areas in China. The company has a 49 percent nonoperated working interest in the Chuandongbei Project including the Loujiazhai and Gunziping natural gas fields located onshore in the Sichuan Basin.
The company also has nonoperated working interests of 32.7 percent in Block 16/19 in the Pearl River Mouth Basin, 24.5 percent in the Qinhuangdao (QHD) 32-6 Block, and 16.2 percent in Block 11/19 in the Bohai Bay. The PSCs for these producing assets expire between 2022 and 2028.
Philippines The company closed the sale of its 45 percent nonoperated working interest in the offshore Malampaya natural gas field in March 2020.
Indonesia Chevron has working interests through various PSCs in Indonesia. In Sumatra, the company holds a 100 percent-owned and operated interest in the Rokan PSC, which expires in August 2021. The company operates and holds a 62 percent interest in two PSCs in the Kutei Basin (Rapak and Ganal), located offshore eastern Kalimantan. Additionally, in offshore eastern Kalimantan, the company operates a 72 percent interest in the Makassar Strait PSC. The PSCs for offshore eastern Kalimantan expire in 2027 and 2028.
Chevron has concluded that the Indonesia Deepwater Development held by the Kutei Basin PSCs does not compete in its portfolio and is evaluating strategic alternatives for the company’s 62 percent-owned and operated interest.
Azerbaijan In April 2020, Chevron sold its 9.6 percent nonoperated interest in Azerbaijan International Operating Company and its 8.9 percent interest in the Baku-Tbilisi-Ceyhan (BTC) pipeline affiliate.
United Kingdom
Net oil equivalent production for the United Kingdom can be found in the table on page 6.
Chevron holds a 19.4 percent nonoperated working interest in the Clair Field, located west of the Shetland Islands. The Clair Ridge Project is the second development phase of the Clair Field, with a design capacity of 120,000 barrels of crude oil and 100 million cubic feet of natural gas per day. Three additional wells were completed in 2020. The Clair Field has an estimated production life extending beyond 2050.
Australia
Chevron is Australia's largest producer of LNG. Acreage can be found in the table on page 7. Net daily oil-equivalent production can be found in the table on page 6.
Upstream activities in Australia are concentrated offshore Western Australia, where the company is the operator of two major LNG projects, Gorgon and Wheatstone, and has a nonoperated working interest in the North West Shelf (NWS) Venture and exploration acreage in the Carnarvon Basin.
Chevron holds a 47.3 percent-owned and operated interest in the Gorgon Project, which includes the development of the Gorgon and Jansz-Io fields. The carbon dioxide system reached a full injection rate by first quarter 2020. Progress on the Gorgon Stage 2 project continued in 2020 with the completion of drilling of 11 subsea wells and is expected to be completed in 2022. The project's estimated economic life exceeds 40 years.
FEED work continued in 2020 on the Jansz-Io Compression Project. The project supports maintaining gas supply to the Gorgon LNG plant and maximizing the recovery of fields accessing the Jansz trunkline.
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
Chevron has a 16.7 percent nonoperated working interest in the NWS Venture in Western Australia. In June 2020, Chevron announced the decision to market its share in the NWS Venture with the data room opening in September 2020.
The company continues to evaluate exploration and appraisal activity across the Carnarvon Basin in which it holds more than 6.6 million net acres. During 2020, the company relinquished nonoperated working interests it held in the Browse Basin.
Chevron owns and operates the Clio, Acme and Acme West fields. The company is collaborating with other Carnarvon Basin participants to assess the possibility of developing Clio and Acme through shared utilization of existing infrastructure.
Sales of Natural Gas and Natural Gas Liquids
 The company sells natural gas and NGLs from its producing operations under a variety of contractual arrangements. In addition, the company also makes third-party purchases and sales of natural gas and NGLs in connection with its supply and trading activities.
During 2020, U.S. and international sales of natural gas averaged 3.9 billion and 5.6 billion cubic feet per day, respectively, which includes the company’s share of equity affiliates’ sales. Outside the United States, substantially all of the natural gas sales from the company’s producing interests are from operations in Angola, Argentina, Australia, Bangladesh, Canada, Kazakhstan, Indonesia, Israel, Myanmar, Nigeria and Thailand.
U.S. and international sales of NGLs averaged 233,000 and 120,000 barrels per day, respectively, in 2020.
Refer to “Selected Operating Data,” on page 41 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the company’s sales volumes of natural gas and natural gas liquids. Refer also to “Delivery Commitments” beginning on page 7 for information related to the company’s delivery commitments for the sale of crude oil and natural gas.
Downstream
Refining Operations
At the end of 2020, the company had a refining network capable of processing 1.8 million barrels of crude oil per day. Operable capacity at December 31, 2020, and daily refinery inputs for 2018 through 2020 for the company and affiliate refineries are summarized in the table on the next page.
Average crude oil distillation capacity utilization was 76 percent in 2020 and 90 percent in 2019. At the U.S. refineries, crude oil distillation capacity utilization averaged 73 percent in 2020, compared with 91 percent in 2019. Chevron processes both imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for about 59 percent and 65 percent of Chevron’s U.S. refinery inputs in 2020 and 2019, respectively.
In the United States, the company continued work on projects to improve refinery flexibility and reliability. At the El Segundo Refinery in California, enhancements are underway to enable production of renewable fuels including diesel, jet and gasoline from bio-feedstocks. At the refinery in Salt Lake City, Utah, construction continued on the alkylation retrofit project with more than 100 modules installed. Project start-up is expected in second quarter 2021. The Pasadena Refinery enables processing of greater amounts of Permian light crude oil and provides integration with Chevron’s Gulf Coast Pascagoula, Mississippi refinery and Houston Blend Center.
Outside the United States, the company has three large refineries in South Korea, Singapore and Thailand. The Singapore Refining Company (SRC), a 50 percent-owned joint venture, has a total capacity of 290,000 barrels of crude per day and manufactures a wide range of petroleum products. Refinery upgrades have enabled SRC to produce higher-quality gasoline that meets stricter emission standards. The 50 percent-owned, GS Caltex (GSC) operated, Yeosu Refinery in South Korea remains one of the world’s largest refineries with a total crude capacity of 800,000 barrels per day. In 2020, progress continued on the olefins mixed-feed cracker and associated polyethylene unit with first production expected second-half 2021. The company’s 60.6 percent-owned refinery in Map Ta Phut, Thailand, continues to supply high-quality petroleum products through the Caltex brand into regional markets.

Petroleum Refineries: Locations, Capacities and Inputs
Capacities and inputs in thousands of barrels per day		December 31, 2020		Refinery Inputs
Locations		Number	Operable Capacity	2020	2019	2018
Pascagoula	Mississippi	1	369	305	358	332
El Segundo	California	1	290	176	241	273
Richmond	California	1	257	198	236	249
Pasadena[1]	Texas	1	110	69	58	—
Salt Lake City	Utah	1	58	45	54	51
Total Consolidated Companies — United States		5	1,084	793	947	905
Map Ta Phut	Thailand	1	175	143	134	160
Cape Town[2]	South Africa	—	—	—	—	49
Total Consolidated Companies — International		1	175	143	134	209
Affiliates	Various Locations[3]	2	545	441	483	494
Total Including Affiliates — International		3	720	584	617	703
Total Including Affiliates — Worldwide		8	1,804	1,377	1,564	1,608
1    In May 2019, the company acquired the Pasadena, TX refinery.
2    In September 2018, the company sold its interest in the Cape Town refinery.
3    In March 2020, the company sold its interest in the Pakistan refinery.
Marketing Operations
The company markets petroleum products under the principal brands of “Chevron,” “Texaco” and “Caltex” throughout many parts of the world. The following table identifies the company’s and its affiliates’ refined products sales volumes, excluding intercompany sales, for the three years ended December 31, 2020.

Refined Products Sales Volumes
Thousands of barrels per day	2020	2019	2018
United States
Gasoline	581	667	627
Jet Fuel	139	256	255
Diesel/Gas Oil	167	191	188
Residual Fuel Oil	33	42	48
Other Petroleum Products[1]	83	94	100
Total United States	1,003	1,250	1,218
International[2]
Gasoline	264	289	336
Jet Fuel	143	238	276
Diesel/Gas Oil	438	427	446
Residual Fuel Oil	184	167	177
Other Petroleum Products[1]	192	206	202
Total International	1,221	1,327	1,437
Total Worldwide[2]	2,224	2,577	2,655
[1] Principally naphtha, lubricants, asphalt and coke.
[2] Includes share of affiliates’ sales:	348	379	373
 In the United States, the company markets under the Chevron and Texaco brands. At year-end 2020, the company supplied directly or through retailers and marketers approximately 8,000 Chevron- and Texaco- branded service stations, primarily in the southern and western states. Approximately 310 of these outlets are company-owned or -leased stations.
Outside the United States, Chevron supplied directly or through retailers and marketers approximately 5,600 branded service stations, including affiliates. The company markets in Latin America using the Texaco brand. In 2020, Chevron continued to grow in northwestern Mexico, expanding to nearly 230 branded stations at the end of the year. The company also operates through affiliates under various brand names. In the Asia-Pacific region and the Middle East, the company uses the Caltex brand. In South Korea, the company operates through its 50 percent-owned affiliate, GSC.
In June 2020, the company acquired a network of terminals and service stations in Australia aligning with Chevron's value chain optimization in the Asia-Pacific region.
Chevron markets commercial aviation fuel to 69 airports worldwide. The company also markets an extensive line of lubricant and coolant products under the product names Havoline, Delo, Ursa, Meropa, Rando, Clarity and Taro in the United States and worldwide under the three brands: Chevron, Texaco and Caltex.

Chemicals Operations
Chevron Oronite Company develops, manufactures and markets performance additives for lubricating oils and fuels and conducts research and development for additive component and blended packages. At the end of 2020, the company manufactured, blended or conducted research at 10 locations around the world. Construction was completed in 2020 on a lubricant additive blending and shipping plant in Ningbo, China. Commercial production is anticipated to begin in the second quarter 2021.
Chevron owns a 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem). CPChem produces olefins, polyolefins and alpha olefins and is a supplier of aromatics and polyethylene pipe, in addition to participating in the specialty chemical and specialty plastics markets. At the end of 2020, CPChem owned or had joint-venture interests in 28 manufacturing facilities and two research and development centers around the world.
CPChem holds a 51 percent interest in the US Gulf Coast II Petrochemical Project (USGC II) and a 30 percent interest in the Ras Laffan Petrochemical Project (RLPP) in Qatar. Engineering and design were completed for USGC II in November 2020 and are ongoing for the RLPP facility.
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
In 2020, progress continued on the construction of an olefins mixed-feed cracker and associated polyethylene unit within the existing refining and petrochemical facilities in Yeosu, South Korea. First production is expected at the new plant in second-half 2021.
Transportation
Pipelines Chevron owns and operates a network of crude oil, natural gas and product pipelines and other infrastructure assets in the United States. In addition, Chevron operates pipelines for its 50 percent-owned CPChem affiliate. The company also has direct and indirect interests in other U.S. and international pipelines.
As a result of the Noble acquisition, Chevron acquired a majority interest in Noble Midstream Partners LP (Noble Midstream). Noble Midstream is primarily focused in the DJ Basin in Colorado and Delaware Basin in Texas providing services to Chevron and third-party customers. In February 2021, Chevron announced a non-binding offer to acquire all of the outstanding common units of Noble Midstream Partners LP not already owned by Chevron or any of its affiliates.
Refer to pages 12 through 13 in the Upstream section for information on the West African Gas Pipeline and the Caspian Pipeline Consortium.
Shipping The company’s marine fleet includes both U.S. and foreign flagged vessels. The operated fleet consists of conventional crude tankers, product carriers and LNG carriers. These vessels transport crude oil, LNG, refined products and feedstock in support of the company’s global upstream and downstream businesses.
Other Businesses
Chevron Technical Center The company’s technical center provides expertise to drive the application of technology, initiatives to transform Chevron’s digital future, and innovative breakthrough technologies to support the future of energy. The organization conducts research, develops and qualifies technology, and provides technical services and competency development. The disciplines cover earth sciences, reservoir and production engineering, drilling and completions, facilities engineering, manufacturing, process technology, catalysis, technical computing and health, environment and safety.
Chevron’s information technology organization integrates computing, telecommunications, data management, cybersecurity and network technology to provide a digital infrastructure to enable Chevron’s global operations and business processes.
Chevron’s Technology Ventures (CTV) unit identifies and integrates externally developed technologies and new business solutions with the potential to enhance the way Chevron produces and delivers affordable, reliable, and ever-cleaner energy. CTV has more than two decades of venture investing, with eight funds that have supported more than 100 startups and worked with more than 200 co-investors. In addition to the company’s own managed funds, Chevron also makes investments indirectly through the following funds: the Oil and Gas Climate Initiative (OGCI) Climate Investments fund targets the decarbonization of oil and gas, industry and commercial transportation; Emerald Ventures targets energy, water, industrial IT and advanced materials; and the HX Venture fund targets Houston, Texas high-growth start-ups.
Chevron continued its participation as a member of OGCI, a global collaboration focused on the industry’s efforts to take actions to accelerate and participate in a lower carbon future. In 2020, OGCI committed to a Global Gas Flaring Explorer web platform and set a target for OGCI members to reduce oil and gas carbon intensity.
Some of the investments the company makes in the areas described above are in new or unproven technologies and business processes, and ultimate technical or commercial successes are not certain. Refer to Note 25 on page 95 for a summary of the company’s research and development expenses.
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
The company is committed to improving energy efficiency in its day-to-day operations and is required to comply with the greenhouse gas-related laws and regulations to which it is subject. Refer to Item 1A. Risk Factors on pages 18 through 23 for further discussion of greenhouse gas regulation and climate change and the associated risks to Chevron’s business.
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 49 for additional information on environmental matters and their impact on Chevron, and on the company’s 2020 environmental expenditures. Refer to page 49 and Note 22 beginning on page 92 for a discussion of environmental remediation provisions and year-end reserves.
Item 1A. Risk Factors
Chevron is a global energy company and its operating and financial results are subject to a variety of risks inherent in the global oil, gas, and petrochemical businesses. Many of these risks are not within the company’s control and could materially impact the company’s results of operations and financial condition.
BUSINESS, OPERATIONAL AND ACQUISITION-RELATED RISK FACTORS
Impacts of the COVID-19 pandemic have resulted in a significant decrease in demand for Chevron’s products and caused a precipitous drop in commodity prices that has had, and may continue to have, an adverse and potentially material adverse effect on Chevron’s financial and operating results.
As of the date of this Annual Report on Form 10-K, the economic, business, and oil and gas industry impacts from the COVID-19 pandemic and the disruption to capital markets have continued to be far reaching. Crude oil prices, the single largest variable that affects the company’s results of operations, fell to historic lows, even briefly going negative, due to a combination of a severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products resulting from government-mandated travel restrictions and the curtailment of economic activity resulting from the COVID-19 pandemic. As a result, a market imbalance has existed and may continue to exist, with oil supplies exceeding current and expected near-term demand. Although OPEC members and other countries have agreed to cut global oil supply, the commitments and actions to date have not matched the significant decrease in global demand, which has resulted in increased inventory levels in refineries, pipelines and storage facilities in prior periods and which may drive increased inventory levels in future periods.

Extended periods of low prices for crude oil are expected to have a material adverse effect on the company’s results of operations, financial condition and liquidity. Among other things, the company’s earnings, cash flows, and capital and exploratory expenditure programs may be negatively affected, as would its production volumes and proved reserves. As a result, the value of the company’s assets may also become impaired in future periods, as we saw in 2020.
The company’s operations and workforce are being impacted by the COVID-19 pandemic, causing certain operations to be curtailed to various degrees. At 50 percent-owned Tengizchevroil in Kazakhstan, COVID-19 infections have led to the demobilization of a significant portion of the workforce, adversely impacting the construction pace for completion of the FGP/WPMP project. Although infection levels in Kazakhstan improved in the third quarter 2020, allowing remobilization of the FGP/WPMP construction workforce to commence, a resurgence of infections prevented the final five percent of the planned workforce from returning to work in the fourth quarter 2020, slowing progress on the project. The ultimate effects of COVID-19 on FGP/WPMP construction remain uncertain and cannot be predicted at this time. In particular, we are currently unable to predict whether COVID-19 will have a material adverse impact on our ability to complete FGP/WPMP on schedule or within the current cost estimate for the project.
As a result of decreased demand for its products, the company made cuts to its upstream capital and exploratory expenditure program for 2020, which are expected to negatively impact future production, have led to and could lead to further negative revisions of reserves and could also lead to the further impairment of assets. Production curtailments, such as those due to the reductions imposed by OPEC+ nations in Kazakhstan, Nigeria and Angola, and other production curtailment actions taken by operators of assets for which the company has non-operated interests or due to market conditions, have exacerbated and may continue to further exacerbate these negative impacts in future periods. Within downstream, the company reduced its capital spending program and is also deferring certain discretionary maintenance activities while maintaining expenditures for asset integrity and reliability. The company has reduced the utilization rates of its refineries in response to reduced demand for its products, particularly greatly reduced demand for jet fuel due to the COVID-19 impact on travel and the aviation industry.
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
The impact of the COVID-19 pandemic is evolving, and the continuation or a resurgence of the pandemic could precipitate or aggravate the other risk factors identified in this Form 10-K, which in turn could further materially and adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways not currently known or considered by us to present significant risks.
Chevron is exposed to the effects of changing commodity prices Chevron is primarily in a commodities business that has a history of price volatility. The single largest variable that affects the company’s results of operations is the price of crude oil, which can be influenced by general economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries or other producers, weather-related damage and disruptions due to other natural or human causes beyond our control (including without limitation due to the COVID-19 pandemic), competing fuel prices, and geopolitical risks. Chevron evaluates the risk of changing commodity prices as a core part of its business planning process. An investment in the company carries significant exposure to fluctuations in global crude oil prices.
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
The company’s operations could be disrupted by natural or human causes beyond its control Chevron operates in both urban areas and remote and sometimes inhospitable regions. The company’s operations are therefore subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, heat waves, other forms of severe weather, wildfires, ambient temperature increases, sea level rise, war, accidents, civil unrest, political events, fires, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases such as the COVID-19 pandemic, any of which could result in suspension of operations or harm to people or the natural environment.
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
Cyberattacks targeting Chevron’s process control networks or other digital infrastructure could have a material adverse impact on the company’s business and results of operations There are numerous and evolving risks to Chevron’s cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. These cyber threat actors, whether internal or external to Chevron, are becoming more sophisticated and coordinated in their attempts to access the company’s information technology (IT) systems and data, including the IT systems of cloud providers and other third parties with whom the company conducts business. Although Chevron devotes significant resources to prevent unwanted intrusions and to protect its systems and data, whether such data is housed internally or by external third parties, the company has experienced and will continue to experience cyber incidents of varying degrees in the conduct of its business. Cyber threat actors could compromise the company’s process control networks or other critical systems and infrastructure, resulting in disruptions to its business operations, injury to people, harm to the environment or its assets, disruptions in access to its financial reporting systems, or loss, misuse or corruption of its critical data and proprietary information, including without limitation its intellectual property and business information and that of its employees, customers, partners and other third parties. Any of the foregoing can be exacerbated by a delay or failure to detect a cyber incident or the full extent of such incident. Further, the company has exposure to cyber incidents and the negative impacts of such incidents related to its critical data and proprietary information housed on third-party IT systems, including the cloud. Additionally, authorized third-party IT systems or software can be compromised and used to gain access or introduce malware to Chevron's IT systems that can materially impact the company’s business. Regardless of the precise method or form, cyber events could result in significant financial losses, legal or regulatory violations, reputational harm, and legal liability and could ultimately have a material adverse effect on the company’s business and results of operations.
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
The Noble acquisition may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt our current plans or operations.
The success of the Noble acquisition, which closed in October 2020, will depend, in part, on Chevron’s ability to realize the anticipated benefits of the acquisition, including the anticipated annual run-rate operating and other cost synergies and accretion to return on capital employed, free cash flow and earnings per share. Failure to realize anticipated synergies in the expected timeframe, operational challenges, the diversion of management’s attention from ongoing business concerns, and unforeseen expenses associated with the acquisition may have an adverse impact on our financial results.
One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, Noble Midstream Partners LP, which may involve a potential legal liability.
One of our subsidiaries acts as the general partner of Noble Midstream, a publicly traded master limited partnership. Our control of the general partner of Noble Midstream may increase the possibility that we could be subject to claims of breach of duties owed to Noble Midstream, including claims of conflict of interest. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
LEGAL, REGULATORY AND ESG-RELATED RISK FACTORS
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
For information concerning some of the litigation in which the company is involved, see Note 14 to the Consolidated Financial Statements, beginning on page 78.

Political instability and significant changes in the legal and regulatory environment could harm Chevron’s business The company’s operations, particularly exploration and production, can be affected by changing economic, regulatory and political environments in the various countries in which it operates. As has occurred in the past, actions could be taken by governments to increase public ownership of the company’s partially or wholly owned businesses, to force contract renegotiations, or to impose additional taxes or royalties. In certain locations, governments have proposed or imposed restrictions on the company’s operations, trade, currency exchange controls, burdensome taxes, and public disclosure requirements that might harm the company’s competitiveness or relations with other governments or third parties. In other countries, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries, and internal unrest, acts of violence or strained relations between a government and the company or other governments may adversely affect the company’s operations. Those developments have, at times, significantly affected the company’s operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries. Further, Chevron is required to comply with U.S. sanctions and other trade laws and regulations which, depending upon their scope, could adversely impact the company's operations in certain countries. In addition, litigation or changes in national, state or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and gas, such as those related to the use of hydraulic fracturing or bans on drilling, or any law or regulation that impacts the demand for our products, could adversely affect the company’s current or anticipated future operations and profitability.
Legislation, regulation, and other government actions related to greenhouse gas (GHG) emissions and climate change could continue to increase Chevron’s operational costs and reduce demand for Chevron’s hydrocarbon and other products Chevron may be challenged by a further increase in international and domestic legislation, regulation, or other government actions relating to GHG emissions and climate change. Like any significant changes in the regulatory environment, GHG and climate change-related legislation and regulation could have the impact of curtailing profitability in the oil and gas sector or rendering the extraction of the company’s oil and gas resources economically infeasible. Although the International Energy Agency’s (IEA) World Energy Outlook scenarios anticipate oil and gas continuing to make up a significant portion of the global energy mix through 2040 and beyond, if new legislation, regulation, or other government action contributes to a decline in the demand for the company’s products, this could have a material adverse effect on the company and its financial condition.
International agreements and national, regional, and state legislation and regulatory measures that aim to limit or reduce GHG emissions are currently in various stages of implementation. For example, the Paris Agreement went into effect in November 2016, and a number of countries are studying and may adopt additional policies to meet their Paris Agreement goals. In some jurisdictions, the company is already subject to currently implemented programs such as the U.S. Renewable Fuel Standard program, the European Union Emissions Trading System, and the California cap-and-trade program and low carbon fuel standard obligations. Other jurisdictions are considering adopting or are in the process of implementing laws or regulations to directly regulate GHG emissions through similar or other mechanisms such as, for example, via a carbon tax (e.g., Singapore and Canada) or via a cap-and-trade program (e.g., Mexico and China). Many governments are providing tax advantages and other incentives to promote the use of alternative energy sources or lower-carbon technologies. The landscape continues to be in a state of constant re-assessment and legal challenge with respect to these laws, regulations, and other actions, making it difficult to predict with certainty the ultimate impact they will have on the company in the aggregate.
GHG emissions-related legislation, regulations, and government actions and the effects of operating in a potentially carbon-constrained environment may result in increased and substantial capital, compliance, operating, and maintenance costs and could, among other things, reduce demand for hydrocarbons and the company’s hydrocarbon-based products; make the company’s products more expensive; adversely affect the economic feasibility of the company’s resources; and adversely affect the company’s sales volumes, revenues, and margins. GHG emissions (e.g., carbon dioxide and methane) that could be regulated include, among others, those associated with the company’s exploration and production of hydrocarbons; the upgrading of production from oil sands into synthetic oil; power generation; the conversion of crude oil and natural gas into refined hydrocarbon products; the processing, liquefaction, and regasification of natural gas; the transportation of crude oil, natural gas, and related products; and consumers’ or customers’ use of the company’s hydrocarbon products. Indirect regulation of GHG emissions could include bans or restrictions on technologies that use the company’s hydrocarbon products. Many of these activities, such as consumers’ and customers’ use of the company’s products and substitute products, as well as actions taken by the company’s competitors in response to such legislation and regulations, are beyond the company’s control.

Consideration of climate change-related issues and the responses to those issues through international agreements and national, regional, or state legislation or regulations are integrated into the company’s strategy and planning, capital investment reviews, and risk management tools and processes, where applicable. They are also factored into the company’s long-range supply, demand, and energy price forecasts. These forecasts reflect long-range effects from renewable fuel penetration, energy efficiency standards, climate change-related policy actions and demand response to oil and natural gas prices. The actual level of expenditure required to comply with new or potential climate change-related laws and regulations and amount of additional investments in new or existing technology or facilities, such as carbon dioxide injection, is difficult to predict with certainty and is expected to vary depending on the actual laws and regulations enacted in a jurisdiction, the company’s activities in it, and market conditions.
The ultimate effect of international agreements; national, regional, and state legislation and regulation; and government actions related to GHG emissions and climate change on the company’s financial performance, and the timing of these effects, will depend on a number of factors. Such factors include, among others, the sectors covered, the GHG emissions reductions required, the extent to which Chevron would be entitled to receive emission allowance allocations or would need to purchase compliance instruments on the open market or through auctions, the price and availability of emission allowances and credits and the extent to which the company is able to recover the costs incurred through the pricing of the company’s products in the competitive marketplace. Further, the ultimate impact of GHG emissions and climate change-related agreements, legislation, regulation, and government actions on the company’s financial performance is highly uncertain because the company is unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.
Increasing attention to environmental, social, and governance (ESG) matters may impact our business Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer and customer use of substitutes to Chevron’s products may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for our hydrocarbon products and additional governmental investigations and private litigation against the company.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Also, some stakeholders, including but not limited to sovereign wealth, pension, and endowment funds, have been promoting divestment of fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor sentiment toward Chevron and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
GENERAL RISK FACTORS
Changes in management’s estimates and assumptions may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period In preparing the company’s periodic reports under the Securities Exchange Act of 1934, including its financial statements, Chevron’s management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include impairments to property, plant and equipment and investments in affiliates; estimates of crude oil and natural gas recoverable reserves; accruals for estimated liabilities, including litigation reserves; and measurement of benefit obligations for pension and other postretirement benefit plans. Changes in estimates or assumptions or the information underlying the assumptions, such as changes in the company’s business plans, general market conditions or changes in commodity prices, could affect reported amounts of assets, liabilities or expenses.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The location and character of the company’s crude oil and natural gas properties and its refining, marketing, transportation and chemicals facilities are described beginning on page 3 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (“Disclosure by Registrants Engaged in Oil and Gas Producing Activities”) is also contained in Item 1 and in Tables I through VII on pages 99 through 111. Note 16, “Properties, Plant and Equipment,” to the company’s financial statements is on page 82.
Item 3. Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that involve governmental authorities as a party and the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.
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
As previously disclosed, the California Department of Conservation, California Geologic Energy Management Division (CalGEM) (previously known as the Division of Oil, Gas and Geothermal Resources) promulgated revised rules pursuant to the Underground Injection Control program that took effect April 1, 2019. Subsequent to that date, CalGEM issued NOVs and two orders to Chevron related to seeps that occurred in the Cymric Oil Field in Kern County, California. An October 2, 2019, CalGEM order seeks a civil penalty of approximately $2.7 million. Chevron has filed an appeal of this order. Chevron is currently in discussions with CalGEM to explore a global settlement to resolve the Order and all past and present seeps in the Cymric Field, which would increase the amount of penalty paid.
Noble Energy Mediterranean Ltd. (Noble Mediterranean) received a notice of intent (NOI) from Israel’s Ministry of Environmental Protection (MOEP) in April 2020 alleging breaches of the Leviathan facility’s effluent discharge permit for discharges that occurred primarily before startup of the Leviathan facility and seeking an administrative monetary sanction of 10.8 million New Israeli Shekels (NIS) (approximately 4.3 million NIS net to Noble Mediterranean’s 39.66 percent interest in the Leviathan facility), pursuant to Israel’s Prevention of Sea Pollution from Land-Based Sources Law. Upon consideration of Noble Mediterranean’s response to the NOI, the MOEP rescinded certain violations alleged in the NOI and reduced the penalty to 3.8 million NIS (approximately $1.2 million gross and $465,000 net to Noble Mediterranean’s 39.66 percent interest), which was paid on December 11, 2020.
In January 2021, the United States Department of Justice and the United States Environmental Protection Agency notified Noble Energy, Inc., Noble Midstream Partners LP and Noble Midstream Services, LLC of potential penalties for alleged Clean Water Act violations at two facilities in Weld County, Colorado relating to a 2014 flood event and requirements for a Spill Prevention and Countermeasures Plan and Facility Response Plan. The parties are negotiating a resolution of these issues with the agencies. Resolution of these alleged violations may result in the payment of a civil penalty of $1,000,000 or more.
Other Proceedings Information related to other legal proceedings is included beginning on page 78 in Note 14 to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Information relating to the company’s executive officers is included under “Information about our Executive Officers” in Part III, Item 10, “Directors, Executive Officers and Corporate Governance” on page 27, and is incorporated herein by reference.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The company’s common stock is listed on the New York Stock Exchange (trading symbol: CVX). As of February 10, 2021, stockholders of record numbered approximately 114,000. There are no restrictions on the company’s ability to pay dividends. The information on Chevron’s dividends are contained in the Quarterly Results tabulations on page 54.
Chevron Corporation Issuer Purchases of Equity Securities for Quarter Ended December 31, 2020

	Total Number	Average	Total Number of Shares	Approximate Dollar Values of Shares that
	of Shares	Price Paid	Purchased as Part of Publicly	May Yet be Purchased Under the Program
Period	Purchased [1,2]	per Share	Announced Program	(Billions of dollars) [2]
October. 1 – October. 31, 2020	30,243	$72.65	—	$19.5
November 1 – November 30, 2020	9,850	$71.15	—	$19.5
December 1 –December 31, 2020	33,819	$80.89	—	$19.5
Total October 1 – December 31, 2020	73,912	$76.22	—
1Includes common shares repurchased from participants in the company's deferred compensation plans for personal income tax withholdings.
2Refer to “Liquidity and Capital Resources” on page 42 for additional detail regarding the company's authorized stock repurchase program.
Item 6. Selected Financial Data
The selected financial data for years 2016 through 2020 are presented on page 98.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Supplementary Data is presented on page 30.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The company’s discussion of interest rate, foreign currency and commodity price market risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial and Derivative Instrument Market Risk,” beginning on page 47 and in Note 8 to the Consolidated Financial Statements, “Financial and Derivative Instruments,” beginning on page 72.
Item 8. Financial Statements and Supplementary Data
The index to Management’s Discussion and Analysis, Consolidated Financial Statements and Supplementary Data is presented on page 30.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2020.
(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2020.

The company excluded Noble from our assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the company in a business combination during 2020. Total assets and total revenues of Noble, a wholly-owned subsidiary, represent eight percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.
(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2020, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers at February 25, 2021
Members of the Corporation’s Executive Committee are the Executive Officers of the Corporation:

Name	Age	Current and Prior Positions (up to five years)	Primary Areas of Responsibility
Michael K. Wirth	60	Chairman of the Board and Chief Executive Officer (since Feb 2018)
Vice Chairman of the Board (Feb 2017 - Jan 2018) and Executive
Vice President, Midstream and Development (Jan 2016 - Jan 2018)
		Executive Vice President, Downstream (Mar 2006 - Dec 2015)	Chairman of the Board and Chief Executive Officer
Joseph C. Geagea	61	Executive Vice President, Technology, Projects and Services (since Jun 2015) Senior Vice President, Technology, Projects and Services (Jan 2014 - Jun 2015)	Capital Projects; Procurement; Information Technology and Digital; Asset Performance; Health, Safety and Environment; Real Estate Services
James W. Johnson	61	Executive Vice President, Upstream (since Jun 2015) Senior Vice President, Upstream (Jan 2014 - Jun 2015)	Worldwide Exploration and Production Activities
Mark A. Nelson	57	Executive Vice President, Downstream (since Mar 2019)
Vice President, Midstream, Strategy and Policy (Feb 2018 - Feb
2019)
Vice President, Strategic Planning (Apr 2016 - Jan 2018)
		President, International Products (Jun 2010 - Mar 2016)	Worldwide Manufacturing, Marketing and Lubricants; Chemicals
Pierre R. Breber	56	Vice President and Chief Financial Officer (since Apr 2019)
Executive Vice President, Downstream (Jan 2016 - Mar 2019)
Executive Vice President, Gas and Midstream (Apr 2015 - Dec 2015)
		Vice President, Gas and Midstream (Jan 2014 - Mar 2015)	Finance
Rhonda J. Morris	55	Vice President and Chief Human Resources Officer (since Feb 2019) Vice President, Human Resources (Oct 2016 - Jan 2019) Vice President, Downstream Human Resources (Sep 2012 - Sep 2016)	Human Resources; Diversity and Inclusion
Colin E. Parfitt	56	Vice President, Midstream (since Mar 2019) President, Supply and Trading (Jun 2013 - Feb 2019)	Supply and Trading Activities; Shipping; Pipeline; Power and Energy Management
R. Hewitt Pate	58	Vice President and General Counsel (since Aug 2009)	Law, Governance and Compliance

The information about directors required by Item 401(a), (d), (e) and (f) of Regulation S-K and contained under the heading “Election of Directors” in the Notice of the 2021 Annual Meeting of Stockholders and 2021 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Exchange Act in connection with the company’s 2021 Annual Meeting (the 2021 Proxy Statement), is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 406 of Regulation S-K and contained under the heading “Corporate Governance — Business Conduct and Ethics Code” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Corporate Governance — Board Committees” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K and contained under the headings “Executive Compensation,” “CEO Pay Ratio” and “Director Compensation” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(e)(4) of Regulation S-K and contained under the heading “Corporate Governance — Board Committees” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Corporate Governance — Management Compensation Committee Report” in the 2021 Proxy Statement is incorporated herein by reference into this Annual Report on Form 10-K. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2021 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K and contained under the heading “Stock Ownership Information — Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 201(d) of Regulation S-K and contained under the heading “Equity Compensation Plan Information” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K and contained under the heading “Corporate Governance — Related Person Transactions” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(a) of Regulation S-K and contained under the heading “Corporate Governance — Director Independence” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A and contained under the heading “Board Proposal to Ratify PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2021” in the 2021 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

THIS PAGE INTENTIONALLY LEFT BLANK

Financial Table of Contents

Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Financial Results

Millions of dollars, except per-share amounts	2020	2019	2018
Net Income (Loss) Attributable to Chevron Corporation	$(5,543)	$2,924	$14,824
Per Share Amounts:
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$(2.96)	$1.55	$7.81
– Diluted	$(2.96)	$1.54	$7.74
Dividends	$5.16	$4.76	$4.48
Sales and Other Operating Revenues	$94,471	$139,865	$158,902
Return on:
Capital Employed	(2.8)%	2.0%	8.2%
Stockholders’ Equity	(4.0)%	2.0%	9.8%
Earnings by Major Operating Area
Millions of dollars	2020	2019	2018
Upstream
United States	$(1,608)	$(5,094)	$3,278
International	(825)	7,670	10,038
Total Upstream	(2,433)	2,576	13,316
Downstream
United States	(571)	1,559	2,103
International	618	922	1,695
Total Downstream	47	2,481	3,798
All Other	(3,157)	(2,133)	(2,290)
Net Income (Loss) Attributable to Chevron Corporation[1,2]	$(5,543)	$2,924	$14,824
[1] Includes foreign currency effects:	$(645)	$(304)	$611
[2] Income net of tax, also referred to as “earnings” in the discussions that follow.
Refer to the “Results of Operations” section beginning on page 37 for a discussion of financial results by major operating area for the three years ended December 31, 2020.
Business Environment and Outlook
Chevron is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Indonesia, Israel, Kazakhstan, Kurdistan Region of Iraq, Myanmar, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
The company’s objective is to deliver higher returns, lower carbon and superior shareholder value in any business environment. Earnings of the company depend mostly on the profitability of its upstream business segment. The most significant factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company’s downstream business, crude oil is the largest cost component of refined products. Periods of sustained lower prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses, including employee reductions, and capital and exploratory expenditures, along with other measures intended to improve financial performance. Similarly, impairments or write-offs have occurred, and may occur in the future, as a result of managerial decisions not to progress certain projects in the company’s portfolio.
With ongoing global interest in addressing the risks of climate change, support for policies and advancements in lower carbon technologies is expected. In seeking to help advance a lower carbon future, Chevron is focused on lowering its carbon intensity cost efficiently, increasing renewables and offsets in support of its business, and investing in low-carbon technologies to enable commercial solutions.
Response to Market Conditions and COVID-19 During most of 2020, travel restrictions and other constraints on economic activity designed to limit the spread of the COVID-19 virus were implemented in many locations around the world. These constraints reduced demand for our products, and commodity prices fell, negatively impacting the company’s 2020 financial and operating results. While demand and commodity prices have shown signs of recovery, demand is not back to pre-pandemic levels, and financial results will likely continue to be challenged in future quarters. Due to the rapidly

Management's Discussion and Analysis of Financial Condition and Results of Operations
changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our future results, which could be material.
Chevron entered this crisis well positioned with a strong balance sheet, flexible capital program and low cash flow breakeven price. To protect its long-term health and value, the company took swift action, adjusting the items it can control. The company lowered its capital expenditures 35 percent and lowered its operating expense, excluding non-recurring severance costs, by $1.4 billion compared to 2019. The company completed an enterprise-wide transformation that is expected to capture additional cost efficiencies. Additionally, the company suspended its stock repurchase program in March 2020. Taken together, these actions are consistent with our financial priorities: to protect the dividend, to prioritize capital spend that drives long-term value, and to maintain a strong balance sheet. The company expects to continue to have sufficient liquidity and access to both commercial paper and debt capital markets due to its strong balance sheet and investment grade credit ratings. Additionally, the company has access to nearly $10 billion in committed credit facilities.
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
Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” in Part I, Item 1A, on pages 18 through 23 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. The company’s asset sale program for 2018 through 2020 targeted before-tax proceeds of $5-10 billion. For the three year period ending December 31, 2020, assets sales proceeds totaled $7.7 billion, in the middle of the guidance range.
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
The company is actively managing its schedule of work, contracting, procurement, and supply chain activities to effectively manage costs and ensure supply chain resiliency and continuity in support of operational goals. Third party costs for capital, exploration, and operating expenses can be subject to external factors beyond the company’s control including, but not limited to: the general level of inflation, tariffs or other taxes imposed on goods or services, and market based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company’s costs reflect the changes in market trends.
The spot markets and some of the current cost indexes for many materials and services have stabilized. Crude oil and natural gas prices and demand have rebounded from lows of the early pandemic though demand still has not returned to pre-pandemic levels. Drilling activity in the U.S. has risen slowly but steadily through the end of the year. The timing and

Management's Discussion and Analysis of Financial Condition and Results of Operations
trajectory of any increase in the cost of materials and services going forward will depend on the extent of the oil and gas industry recovery. Correlated with these initial signs of industry recovery and cost stabilization was a noticeable improvement in the risk of default for key suppliers. To date, there have been no material impacts to operations due to supplier defaults. Chevron is actively monitoring and engaging key suppliers to mitigate any potential business impacts.
Capital and exploratory expenditures and operating expenses could also be affected by damage to production facilities caused by severe weather or civil unrest, delays in construction, or other factors.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. The Brent price averaged $42 per barrel for the full-year 2020, compared to $64 in 2019. As of mid-February 2021, the Brent price was $64 per barrel. The WTI price averaged $39 per barrel for the full-year 2020, compared to $57 in 2019. As of mid-February 2021, the WTI price was $60 per barrel. The majority of the company’s equity crude production is priced based on the Brent benchmark.
Crude prices sharply declined at the end of the first and into the second quarter 2020 due to surplus supply as demand decreased following government-imposed travel restrictions and other constraints on economic activity. In the second half of 2020, the supply/demand balance slowly improved, primarily due to production cuts and demand growth, allowing prices to somewhat recover. The company’s average realization for U.S. crude oil and natural gas liquids in 2020 was $31 per barrel, down 37 percent from 2019. The company’s average realization for international crude oil and natural gas liquids in 2020 was $36 per barrel, down 38 percent from 2019.
Prices for natural gas are more closely aligned with seasonal supply-and-demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $1.98 per thousand cubic feet (MCF) during 2020, compared with $2.53 per MCF during 2019. As of mid-February 2021, the Henry Hub spot price increased to $6.00 per MCF amid freezing temperatures across much of the United States.
Outside the United States, prices for natural gas depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market. International natural gas realizations averaged $4.59 per MCF during 2020, compared with $5.83 per MCF during 2019. (See page 41 for the company’s average natural gas realizations for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in 2020 averaged 3.083 million barrels per day. About 14 percent of the company’s net oil-equivalent production in 2020 occurred in the OPEC-member countries of Angola, Equatorial Guinea, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, Republic of Congo and Venezuela.
The company estimates that net oil-equivalent production in 2021 will grow up to 3 percent compared to 2020, assuming a Brent crude oil price of $50 per barrel and excluding the impact of anticipated 2021 asset sales. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC+; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction; reservoir performance; greater-than-expected declines in production from mature fields; start-up or ramp-up of projects; fluctuations in demand for crude oil and natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; storage constraints or economic

Management's Discussion and Analysis of Financial Condition and Results of Operations
conditions that could lead to shut-in production; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production. The company has increased its investment emphasis on short-cycle projects, but these too are under pressure in the current market environment.
In the Partitioned Zone between Saudi Arabia and Kuwait, production was shut-in beginning in May 2015. In December 2019, the governments of Saudi Arabia and Kuwait signed a memorandum of understanding to allow production to restart in the Partitioned Zone. In mid-February 2020, pre-startup activities commenced, and production resumed in July 2020. The financial effects from the loss of production in 2019 and first half 2020 were not significant. During the fourth quarter 2020, oil equivalent production in the Partitioned Zone averaged 40 thousand barrels per day.
Chevron has interests in Venezuelan crude oil assets, including those operated by Petropiar, Petroboscan and Petroindependiente. While the operating environment in Venezuela has been deteriorating for some time, Petropiar, Petroboscan, and Petroindependiente have conducted activities consistent with the authorization provided pursuant to general licenses issued by the United States government. During the second quarter 2020, the company completed its evaluation of the carrying value of its Venezuelan investments in line with its accounting policies and concluded that given the current operating environment and overall outlook, which created significant uncertainties regarding the recovery of the company’s investment, an other than temporary loss of value had occurred, which resulted in a full impairment of its investment in the country totaling $2.6 billion and change in accounting treatment from equity method to non-equity method of accounting. As a result, the company also removed approximately 160 million barrels of proved reserves and stopped reporting production in the country effective July 2020. The company remains committed to its people, assets and operations in Venezuela.

Net proved reserves for consolidated companies and affiliated companies totaled 11.1 billion barrels of oil-equivalent at year-end 2020, a decrease of 3 percent from year-end 2019. The reserve replacement ratio in 2020 was 74 percent. The 5 and 10 year reserve replacement ratios were 99 percent and 106 percent, respectively. Refer to Table V beginning on page 103 for a tabulation of the company’s proved net oil and gas reserves by geographic area, at the beginning of 2018 and each year-end from 2018 through 2020, and an accompanying discussion of major changes to proved reserves by geographic area for the three-year period ending December 31, 2020.
Response to Market Conditions and COVID-19: Upstream Travel restrictions and other constraints on global economic activity in 2020 in response to COVID-19 caused a significant decrease in demand for oil and gas. This led to lower price realizations across all commodities. While critical asset integrity and reliability activities progressed throughout the year,

Management's Discussion and Analysis of Financial Condition and Results of Operations
locations with high COVID-19 infection rates deferred non-essential work and demobilized non-essential personnel to reduce the COVID-19 exposure risk to our workforce.
Despite the challenges posed by the pandemic, progress continues on the FGP/WPMP project at Tengiz. In the second quarter the project construction workforce was demobilized to 20 percent of planned levels, which slowed the overall construction pace. In the third quarter, the rate of infections in Kazakhstan slowed, allowing remobilization of the FGP/WPMP construction workforce to begin. In the fourth quarter, staffing levels at FGP/WPMP returned to 95 percent of desired fourth quarter remobilization levels, however a worldwide resurgence of infections prevented the remaining 5 percent of the workforce from returning to work and slowed progress on the project. Extended rotations, COVID testing and isolation protocols are in place to minimize the spread of the virus. Given the uncertain timeline for remobilizing all personnel and safely sustaining activity levels, it is too early to provide meaningful information regarding impacts on project cost and schedule.
Facility maintenance turnarounds are being adjusted and, in certain cases, deferred into 2021. In some cases, turnarounds have been extended in duration and/or reduced in scope in response to the pandemic. As a result of the reduction in capital expenditures, new production is expected to be lower in the near term as drilling and completion activities are scaled back, most notably in the Permian Basin, Gulf of Mexico, and Argentina. Exploration activities and projects not yet in execution phase have been deferred, which may impact production in future years.
Production levels were curtailed in 2020 largely because of reductions imposed by OPEC+ nations in Kazakhstan, Nigeria and Angola. In the fourth quarter, OPEC+ curtailments eased slightly relative to the third quarter. Production has also been curtailed due to market conditions, most notably in Thailand. Additionally, operators of assets where the company has non-operated interests also curtailed production. Production curtailments of approximately 106 thousand barrels of oil equivalent per day were recorded in 2020. In the first quarter of 2021, we expect curtailments to be approximately 40 thousand barrels of oil equivalent per day, predominately related to OPEC+ restrictions.
Decreased capital expenditures, lower activity levels, delays in future development timing, and lower commodity prices have resulted in reductions to Chevron’s proved reserve quantities for 2020. For more information on reserves, refer to Table V beginning on page 103.
As some countries face a resurgence of the virus, regulatory and in-country conditions could impact logistics and material movement and pose a risk to business continuity. We are taking precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus through screening, testing and, when appropriate, quarantining workforce and visitors upon arrival to our operated facilities.
Refer to the “Results of Operations” section on pages 37 and 38 for additional discussion of the company’s upstream business.
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
Response to Market Conditions and COVID-19: Downstream Beginning in March 2020 and continuing into the first quarter 2021, demand for refined products (primarily jet fuel and motor gasoline) has been below prior year levels as a result of travel restrictions and other constraints on economic activity implemented in many countries to combat the spread of the COVID-19 virus. Product prices also fell sharply, and although economic activity has somewhat rebounded from lows experienced in April, refining margins continued to be at or near historic lows due to lower demand and pressure from

Management's Discussion and Analysis of Financial Condition and Results of Operations
a global oil product surplus. Chevron continued to take steps to maximize diesel production, given the decline in jet fuel and motor gasoline demand, to fuel transportation that keeps global supply chains moving. The company is actively monitoring supply and demand dynamics as every region is experiencing different recovery trends. The company is adjusting the schedule for planned maintenance activity across its refining network and idling certain processing units to adjust for lower demand, reduce costs, manage inventories and, most importantly, protect the safety of employees and contractors.
As of mid-February 2021, Chevron’s refining crude utilization was approximately 80 to 85 percent and sales were down year-over-year approximately 50 percent for jet fuel, approximately 5 percent for motor gasoline, while diesel sales were relatively flat. It is unclear how long these conditions will persist, but the company will continue to take actions necessary to protect the health and well-being of people, the environment and its operations as conditions evolve. Refer to the “Results of Operations” section on page 38 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Key operating developments and other events during 2020 and early 2021 included the following:
Upstream
Azerbaijan Completed the sale of the company's interest in the Azeri-Chirag-Gunashli fields and Baku-Tbilisi-Ceyhan pipeline.
Colombia Completed the sale of the company's interest in the offshore Chuchupa and onshore Ballena natural gas fields.
Philippines Completed the sale of the company's interest in the Malampaya field in March.
United States Completed the acquisition of Noble Energy, Inc.
United States Completed the sale of the Appalachia natural gas business.
Downstream
Australia Completed the acquisition of Puma Energy (Australia) Holdings Pty Ltd.
Other
United States Chevron’s joint venture, CalBioGas LLC, successfully achieved first renewable natural gas production from dairy farms in California and marketed it as an alternative fuel for heavy-duty trucks and buses.
United States Announced the formation of a joint venture with Brightmark LLC to produce and market renewable natural gas.
United States Announced an investment in Zap Energy Inc., a start-up company developing a next-generation modular nuclear reactor.
United States Announced an investment in Blue Planet Systems Corporation, a startup that manufactures and develops carbonate aggregates and carbon capture technology intended to reduce the carbon intensity of industrial operations.
United States Announced an agreement with Algonquin Power & Utilities Corp. seeking to co-develop renewable power projects that will provide electricity to strategic assets across Chevron’s global portfolio. Under the four-year agreement, Chevron plans to generate more than 500 megawatts of its energy demand from renewable sources.
United States Announced a non-binding offer in February 2021 to acquire the outstanding common units of Noble Midstream Partners LP not already owned by Chevron.
Common Stock Dividends The 2020 annual dividend was $5.16 per share, making 2020 the 33rd consecutive year that the company increased its annual per share dividend payout. In January 2021, the company’s Board of Directors declared a quarterly dividend of $1.29 per share.
Common Stock Repurchase Program The company purchased $1.75 billion of its common stock in 2020 under its stock repurchase programs. The stock repurchase program was suspended in March 2020.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following section presents the results of operations and variances on an after-tax basis for the company’s business segments – Upstream and Downstream – as well as for “All Other.” Earnings are also presented for the U.S. and international geographic areas of the Upstream and Downstream business segments. Refer to Note 12, beginning on page 74, for a discussion of the company’s “reportable segments.” This section should also be read in conjunction with the discussion in “Business Environment and Outlook” on pages 31 through 36. Refer to the “Selected Operating Data” table on page 41 for a three-year comparison of production volumes, refined product sales volumes, and refinery inputs. A discussion of variances between 2019 and 2018 can be found in the “Results of Operations” section on pages 33 through 34 of the company’s 2019 Annual Report on Form 10-K filed with the SEC on February 22, 2020.
U.S. Upstream

Millions of dollars	2020	2019	2018
Earnings (Loss)	$(1,608)	$(5,094)	$3,278
U.S. upstream reported a loss of $1.61 billion in 2020, compared with a loss of $5.09 billion in 2019. The smaller loss was largely due to the absence of fourth quarter 2019 impairment charges of $8.17 billion, primarily associated with Appalachia shale and Big Foot, partially offset by lower crude oil realizations of $3.36 billion and second quarter 2020 impairments and write-offs of $1.20 billion.
The company’s average realization for U.S. crude oil and natural gas liquids in 2020 was $30.53 per barrel compared with $48.54 in 2019. The average natural gas realization was $0.98 per thousand cubic feet in 2020, compared with $1.09 in 2019.
Net oil-equivalent production in 2020 averaged 1.06 million barrels per day, up 14 percent from 2019. Production increases from shale and tight properties in the Permian Basin and 58,000 barrels per day of production from the Noble acquisition were partially offset by normal field declines.
The net liquids component of oil-equivalent production for 2020 averaged 790,000 barrels per day, up 9 percent from 2019. Net natural gas production averaged 1.61 billion cubic feet per day in 2020, up 31 percent from 2019.
International Upstream

Millions of dollars	2020	2019	2018
Earnings (Loss)*	$(825)	$7,670	$10,038
*Includes foreign currency effects:	$(285)	$(323)	$545
International upstream reported a loss of $825 million in 2020, compared with earnings of $7.67 billion in 2019. The decrease was primarily due to lower crude oil and natural gas realizations of $4.6 billion and $1.2 billion, respectively,

Management's Discussion and Analysis of Financial Condition and Results of Operations
higher charges of $1.4 billion for impairments and write-offs (charges of $3.6 billion in 2020 compared to $2.2 billion in 2019), and lower crude oil sales volumes of $1.1 billion. Lower gains on asset sales of $730 million also contributed to the decrease and were largely offset by lower operating expenses of $710 million. Foreign currency effects had a favorable impact on earnings of $38 million between periods.
The company’s average realization for international crude oil and natural gas liquids in 2020 was $36.07 per barrel compared with $58.14 in 2019. The average natural gas realization was $4.59 per thousand cubic feet in 2020 compared with $5.83 in 2019.
International net oil-equivalent production was 2.03 million barrels per day in 2020, down 5 percent from 2019. The decrease was due to production curtailments associated with OPEC+ restrictions and market conditions, and asset sale related decreases of 94,000 barrels per day, partially offset by higher production entitlement effects and volumes associated with the Noble acquisition.
The net liquids component of international oil-equivalent production was 1.08 million barrels per day in 2020, down 6 percent from 2019. International net natural gas production of 5.68 billion cubic feet per day in 2020 decreased 4 percent from 2019.
U.S. Downstream

Millions of dollars	2020	2019	2018
Earnings (Loss)	$(571)	$1,559	$2,103
U.S. downstream reported a loss of $571 million in 2020, compared with earnings of $1.56 billion in 2019. The decrease was primarily due to lower margins on refined product sales of $1.08 billion and lower sales volumes of $1.00 billion. Lower equity earnings from the 50 percent-owned CPChem of $220 million also contributed to the decrease. These were partially offset by lower operating expenses of $220 million.
Total refined product sales of 1.00 million barrels per day in 2020 were down 20 percent from 2019, mainly due to lower jet fuel, gasoline, and diesel demand associated with the COVID-19 pandemic.
International Downstream

Millions of dollars	2020	2019	2018
Earnings*	$618	$922	$1,695
*Includes foreign currency effects:	$(152)	$17	$71
International downstream earned $618 million in 2020, compared with $922 million in 2019. The decrease in earnings was largely due to lower margins on refined product sales of $160 million, primarily resulting from unfavorable inventory effects. Unfavorable tax items of $110 million also contributed to the decrease. Partially offsetting the decrease in earnings were lower operating expenses of $130 million. Foreign currency effects had an unfavorable impact on earnings of $169 million between periods.
Total refined product sales of 1.22 million barrels per day in 2020 were down 8 percent from 2019, mainly due to lower jet fuel demand associated with the COVID-19 pandemic.
All Other

Millions of dollars	2020	2019	2018
Net charges*	$(3,157)	$(2,133)	$(2,290)
*Includes foreign currency effects:	$(208)	$2	$(5)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
Net charges in 2020 increased $1.02 billion from 2019. The change between periods was mainly due to the absence of the second quarter 2019 Anadarko merger termination fee, higher pension expenses, severance and Noble acquisition costs, partially offset by the absence of a prior year tax charge and favorable tax items. Foreign currency effects increased net charges by $210 million between periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Statement of Income
Comparative amounts for certain income statement categories are shown below. A discussion of variances between 2019 and 2018 can be found in the “Consolidated Statement of Income” section on pages 34 through 36 of the company’s 2019 Annual Report on Form 10-K.

Millions of dollars	2020	2019	2018
Sales and other operating revenues	$94,471	$139,865	$158,902
Sales and other operating revenues decreased in 2020 mainly due to lower refined product, crude oil and natural gas prices, and lower refined product volumes.

Millions of dollars	2020	2019	2018
Income (loss) from equity affiliates	$(472)	$3,968	$6,327
Income from equity affiliates decreased in 2020 mainly due to the full impairment of Petropiar and Petroboscan in Venezuela and lower upstream-related earnings from Tengizchevroil in Kazakhstan.
Refer to Note 13, beginning on page 77, for a discussion of Chevron’s investments in affiliated companies.

Millions of dollars	2020	2019	2018
Other income	$693	$2,683	$1,110
Other income decreased in 2020 mainly due to the absence of the receipt of the 2019 Anadarko merger termination fee, lower gains on asset sales and unfavorable swings in foreign currency effects.

Millions of dollars	2020	2019	2018
Purchased crude oil and products	$50,488	$80,113	$94,578
Crude oil and product purchases decreased $29.6 billion in 2020, primarily due to lower crude oil and refined product prices and lower refined product and crude oil volumes.

Millions of dollars	2020	2019	2018
Operating, selling, general and administrative expenses	$24,536	$25,528	$24,382
Operating, selling, general and administrative expenses decreased $1.0 billion in 2020. The decrease is primarily due to lower services and fees, expenses for non-operated upstream properties, materials and supplies expense and lower transportation expense, partially offset by higher severance costs.

Millions of dollars	2020	2019	2018
Exploration expense	$1,537	$770	$1,210
Exploration expenses in 2020 increased primarily due to higher charges for well write-offs.

Millions of dollars	2020	2019	2018
Depreciation, depletion and amortization	$19,508	$29,218	$19,419
Depreciation, depletion and amortization expenses decreased in 2020 primarily due to lower impairments.

Millions of dollars	2020	2019	2018
Taxes other than on income	$4,499	$4,136	$4,867
Taxes other than on income increased in 2020 primarily due to higher regulatory expenses and property taxes, partially offset by lower taxes on production, payroll tax and sales and use tax.

Millions of dollars	2020	2019	2018
Interest and debt expense	$697	$798	$748
Interest and debt expenses decreased in 2020 mainly due to lower interest rates, partially offset by higher debt balances.

Millions of dollars	2020	2019	2018
Other components of net periodic benefit costs	$880	$417	$560
Other components of net periodic benefit costs increased in 2020 primarily due to higher pension settlement costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Millions of dollars	2020	2019	2018
Income tax expense (benefit)	$(1,892)	$2,691	$5,715
The decrease in income tax expense in 2020 of $4.58 billion is due to the decrease in total income before tax for the company of $12.99 billion. The decrease in income before taxes for the company is primarily the result of lower crude oil prices partially offset by lower impairments and project write off charges.

U.S. income before tax decreased from a loss of $5.48 billion in 2019 to a loss of $5.70 billion in 2020. This decrease in earnings before tax was primarily driven by the effect of lower crude oil prices in the U.S. and the absence of the Anadarko merger fee, partially offset by lower impairment charges and higher production. The U.S. tax benefit increased from $1.17 billion in 2019 to $1.58 billion in 2020 primarily due to the increase in before-tax loss.
International income before tax decreased from $11.02 billion in 2019 to a loss of $1.75 billion in 2020. This decrease was primarily driven by the effect of lower crude oil and natural gas prices, lower production, higher impairments and other charges. The lower before-tax income primarily drove the $4.17 billion decrease in international income tax expense, from a charge of $3.86 billion in 2019 to a benefit of $308 million in 2020.
Refer also to the discussion of the effective income tax rate in Note 15 beginning on page 79.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Operating Data1,2

	2020	2019	2018
U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	790	724	618
Net Natural Gas Production (MMCFPD)[3]	1,607	1,225	1,034
Net Oil-Equivalent Production (MBOEPD)	1,058	929	791
Sales of Natural Gas (MMCFPD)	3,894	4,016	3,481
Sales of Natural Gas Liquids (MBPD)	208	130	110
Revenues from Net Production
Liquids ($/Bbl)	$30.53	$48.54	$58.17
Natural Gas ($/MCF)	$0.98	$1.09	$1.86
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)[4]	1,078	1,141	1,164
Net Natural Gas Production (MMCFPD)[3]	5,683	5,932	5,855
Net Oil-Equivalent Production (MBOEPD)[4]	2,025	2,129	2,139
Sales of Natural Gas (MMCFPD)	5,634	5,869	5,604
Sales of Natural Gas Liquids (MBPD)	46	34	34
Revenues from Liftings
Liquids ($/Bbl)	$36.07	$58.14	$64.25
Natural Gas ($/MCF)	$4.59	$5.83	$6.29
Worldwide Upstream
Net Oil-Equivalent Production (MBOEPD)[4]
United States	1,058	929	791
International	2,025	2,129	2,139
Total	3,083	3,058	2,930
U.S. Downstream
Gasoline Sales (MBPD)[5]	581	667	627
Other Refined Product Sales (MBPD)	422	583	591
Total Refined Product Sales (MBPD)	1,003	1,250	1,218
Sales of Natural Gas Liquids (MBPD)	25	101	74
Refinery Input (MBPD)[6]	793	947	905
International Downstream
Gasoline Sales (MBPD)[5]	264	289	336
Other Refined Product Sales (MBPD)	957	1,038	1,101
Total Refined Product Sales (MBPD)[7]	1,221	1,327	1,437
Sales of Natural Gas Liquids (MBPD)	74	72	62
Refinery Input (MBPD)[8]	584	617	706
[1] Includes company share of equity affiliates.
2 MBPD – thousands of barrels per day; MMCFPD – millions of cubic feet per day; MBOEPD – thousands of barrels of oil-equivalents per day; Bbl – barrel; MCF – thousands of cubic feet. Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil.

[3] Includes natural gas consumed in operations (MMCFPD):
United States	37	36	35
International	566	602	584
[4] Includes net production of synthetic oil:
Canada	54	53	53
Venezuela affiliate	—	3	24
[5] Includes branded and unbranded gasoline.
6 In May 2019, the company acquired the Pasadena Refinery in Pasadena, Texas, which has an operable capacity of 110,000 barrels per day.
[7] Includes sales of affiliates (MBPD):	348	379	373
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
Cash, Cash Equivalents, Marketable Securities and Time Deposits Total balances were $5.6 billion and $5.7 billion at December 31, 2020 and 2019, respectively. Cash provided by operating activities in 2020 was $10.6 billion, compared to $27.3 billion in 2019, primarily due to lower crude oil prices. Cash provided by operating activities was net of contributions to employee pension plans of approximately $1.2 billion in 2020 and $1.4 billion in 2019. Cash provided by investing activities included proceeds and deposits related to asset sales of $2.9 billion in 2020 and $2.8 billion in 2019.
Restricted cash of $1.1 billion and $1.2 billion at December 31, 2020 and 2019, respectively, was held in cash and short-term marketable securities and recorded as “Deferred charges and other assets” and “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. These amounts are generally associated with upstream decommissioning activities, tax payments, funds held in escrow for tax-deferred exchanges and refundable deposits related to pending asset sales.
Dividends Dividends paid to common stockholders were $9.7 billion in 2020 and $9.0 billion in 2019.
Debt and Finance Lease Liabilities Total debt and finance lease liabilities were $44.3 billion at December 31, 2020, up from $27.0 billion at year-end 2019.
The $17.3 billion increase in total debt and finance lease liabilities during 2020 was primarily due to the company's issuance of long-term public bonds of $8.0 billion in May 2020 and $4.0 billion in August 2020, and the assumption of debt with a fair value of $9.4 billion as part of the transaction to acquire Noble in October 2020. In January 2021, Chevron U.S.A. Inc. (CUSA) issued bonds, guaranteed by Chevron Corporation, in exchange for the Noble debt. More information on bond issuances is included in Note 18 on page 84. These amounts were partially offset by repayment of long-term notes that matured in 2020. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $11.4 billion at December 31, 2020, compared with $13.0 billion at year-end 2019. Of these amounts, $9.825 billion and $9.75 billion were reclassified to long-term debt at the end of 2020 and 2019, respectively.
At year-end 2020, settlement of these obligations was not expected to require the use of working capital in 2021, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
The company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.

Management's Discussion and Analysis of Financial Condition and Results of Operations
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation, CUSA, Noble and Texaco Capital Inc. Most of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA- by Standard and Poor’s Corporation and Aa2 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, lending commitments to affiliates and shareholder distributions. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. During extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company has the flexibility to modify capital spending plans and discontinue or curtail the stock repurchase program to provide flexibility to continue paying the common stock dividend and also remain committed to retaining the company’s high-quality debt ratings.
Committed Credit Facilities Information related to committed credit facilities is included in Note 17, Short-Term Debt, on page 83.
Summarized Financial Information for Guarantee of Securities of Subsidiaries In August 2020, long-term public bonds were issued by CUSA and fully and unconditionally guaranteed on an unsecured basis by Chevron Corporation (together the “Obligor Group”). In March 2020, the U.S. Securities and Exchange Commission (SEC) issued a final rule that amended the disclosure requirements with respect to certain guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X and adopted new Rule 13-01 of Regulation S-X. These amendments were effective January 4, 2021. Accordingly, as disclosed in the tables below, summary financial information is presented for Chevron Corporation, as Guarantor, excluding its consolidated subsidiaries, and CUSA, as the issuer, excluding its consolidated subsidiaries. The summary financial information of the Obligor Group is presented on a combined basis and transactions between the combined entities have been eliminated. Financial information for non-guarantor entities has been excluded.

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$49,636	$82,206
Sales and other operating revenues - related party	17,044	24,336
Total costs and other deductions	57,575	87,287
Total costs and other deductions - related party	14,052	22,632
Net income (loss)	$(1,610)	$2,173

	At December 31, 2020	At December 31, 2019
	(Millions of dollars) (unaudited)
Current assets	$9,196	$10,180
Current assets - related party	5,719	952
Other assets	48,993	50,595
Current liabilities	20,965	25,187
Current liabilities - related party	55,273	46,237
Other liabilities	34,983	25,622
Total net equity (deficit)	$(47,313)	$(35,319)
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of December 31, 2020, the company had purchased a total of 48.6 million shares for $5.5 billion, resulting in $19.5 billion remaining under the program authorized in February 2019. On March 24, 2020, the company announced the suspension of the stock repurchase program in response to depressed market conditions following the global outbreak of the COVID-19 pandemic. No shares were purchased under the program after this announcement.
Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company’s shares, general market and economic

Management's Discussion and Analysis of Financial Condition and Results of Operations
conditions, and other factors. The stock repurchase program does not obligate the company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.
Capital and Exploratory Expenditures
Capital and exploratory expenditures by business segment for 2020, 2019 and 2018 are as follows:

	2020			2019			2018
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$5,130	$5,784	$10,914	$8,197	$9,627	$17,824	$7,128	$10,529	$17,657
Downstream	1,021	1,325	2,346	1,868	920	2,788	1,582	611	2,193
All Other	226	13	239	365	17	382	243	13	256
Total	$6,377	$7,122	$13,499	$10,430	$10,564	$20,994	$8,953	$11,153	$20,106
Total, Excluding Equity in Affiliates	$6,053	$3,464	$9,517	$10,062	$4,820	$14,882	$8,651	$5,739	$14,390
Total reported expenditures for 2020 were $13.5 billion, including $4.0 billion for the company’s share of equity-affiliate expenditures, which did not require cash outlays by the company. The acquisition of Noble is not included in the company’s capital and exploratory expenditures. For more information on the Noble acquisition, see page 96 in Note 29. In 2019, expenditures were $21.0 billion, including the company’s share of affiliates’ expenditures of $6.1 billion.
Of the $13.5 billion of expenditures in 2020, 81 percent, or $10.9 billion, related to upstream activities. Approximately 85 percent was expended for upstream operations in 2019. International upstream accounted for 53 percent of the worldwide upstream investment in 2020 and 54 percent in 2019.
The company estimates that 2021 organic capital and exploratory expenditures will be $14 billion, including $4.2 billion of spending by affiliates. This is in line with 2020 expenditures, and reflects a robust portfolio of upstream and downstream investments, highlighted by the FGP/WPMP project at the Tengiz field in Kazakhstan and the company’s Permian Basin position. In the upstream business, approximately $6.5 billion is allocated to currently producing assets, including about $2.0 billion for Permian unconventional development. Approximately $3.5 billion of the upstream program is planned for major capital projects underway, of which about 75 percent is associated with FGP/WPMP at the Tengiz field in Kazakhstan. Additionally, $1.5 billion is allocated to exploration, early stage development projects, and midstream activities. The company monitors crude oil market conditions and is able to adjust future capital outlays should oil price conditions deteriorate.
Worldwide downstream spending in 2021 is estimated to be $2.1 billion, with $1.2 billion estimated for projects in the United States.
Investments in technology businesses and other corporate operations in 2021 are budgeted at $0.4 billion.
Noncontrolling Interests The company had noncontrolling interests of $1.0 billion at December 31, 2020 and $1.0 billion at December 31, 2019. Distributions to noncontrolling interests totaled $24 million and $18 million in 2020 and 2019, respectively. Included within noncontrolling interests for 2020 is $120 million of redeemable noncontrolling interest associated with Noble Midstream.
Pension Obligations Information related to pension plan contributions is included beginning on page 87 in Note 21, Employee Benefit Plans, under the heading “Cash Contributions and Benefit Payments.”

Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Ratios and Metrics
The following represent several metrics the company believes are useful measures to monitor the financial health of the company and its performance over time:
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio in all periods was adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At year-end 2020, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $2.7 billion.

	At December 31
Millions of dollars	2020	2019	2018
Current assets	$26,078	$28,329	$34,021
Current liabilities	22,183	26,530	27,171
Current Ratio	1.2	1.1	1.3
Interest Coverage Ratio Income before income tax expense, plus interest and debt expense and amortization of capitalized interest, less net income attributable to noncontrolling interests, divided by before-tax interest costs. This ratio indicates the company’s ability to pay interest on outstanding debt. The company’s interest coverage ratio in 2020 was lower than 2019 due to lower income.

	Year ended December 31
Millions of dollars	2020	2019	2018
Income (Loss) Before Income Tax Expense	$(7,453)	$5,536	$20,575
Plus: Interest and debt expense	697	798	748
Plus: Before-tax amortization of capitalized interest	205	240	280
Less: Net income attributable to noncontrolling interests	(18)	(79)	36
Subtotal for calculation	(6,533)	6,653	21,567
Total financing interest and debt costs	$735	$817	$921
Interest Coverage Ratio	(8.9)	8.1	23.4
Free Cash Flow The cash provided by operating activities less cash capital expenditures, which represents the cash available to creditors and investors after investing in the business.

	Year ended December 31
Millions of dollars	2020	2019	2018
Net cash provided by operating activities	$10,577	$27,314	$30,618
Less: Capital expenditures	8,922	14,116	13,792
Free Cash Flow	$1,655	$13,198	$16,826
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage. The company’s debt ratio was 25.2 percent at year-end 2020, compared with 15.8 percent at year-end 2019.

	At December 31
Millions of dollars	2020	2019	2018
Short-term debt	$1,548	$3,282	$5,726
Long-term debt	42,767	23,691	28,733
Total debt	44,315	26,973	34,459
Total Chevron Corporation Stockholders’ Equity	131,688	144,213	154,554
Total debt plus total Chevron Corporation Stockholders’ Equity	$176,003	$171,186	$189,013
Debt Ratio	25.2%	15.8%	18.2%

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

	At December 31
Millions of dollars	2020	2019	2018
Short-term debt	$1,548	$3,282	$5,726
Long-term debt	42,767	23,691	28,733
Total Debt	44,315	26,973	34,459
Less: Cash and cash equivalents	5,596	5,686	9,342
Less: Time deposits	—	—	950
Less: Marketable securities	31	63	53
Total adjusted debt	38,688	21,224	24,114
Total Chevron Corporation Stockholders’ Equity	131,688	144,213	154,554
Total adjusted debt plus total Chevron Corporation Stockholders’ Equity	$170,376	$165,437	$178,668
Net Debt Ratio	22.7%	12.8%	13.5%
Capital Employed The sum of Chevron Corporation Stockholders’ Equity, total debt and noncontrolling interests, which represents the net investment in the business.

	At December 31
Millions of dollars	2020	2019	2018
Chevron Corporation Stockholders’ Equity	$131,688	$144,213	$154,554
Plus: Short-term debt	1,548	3,282	5,726
Plus: Long-term debt	42,767	23,691	28,733
Plus: Noncontrolling interest	1,038	995	1,088
Capital Employed at December 31	$177,041	$172,181	$190,101
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

	Year ended December 31
Millions of dollars	2020	2019	2018
Net income attributable to Chevron	$(5,543)	$2,924	$14,824
Plus: After-tax interest and debt expense	658	761	713
Plus: Noncontrolling interest	(18)	(79)	36
Net income after adjustments	(4,903)	3,606	15,573
Average capital employed	$174,611	$181,141	$189,092
Return on Average Capital Employed	(2.8)%	2.0%	8.2%
Return on Stockholders’ Equity (ROSE) Net income attributable to Chevron divided by average Chevron Corporation Stockholders’ Equity. Average stockholder’s equity is computed by averaging the sum of stockholder’s equity at the beginning and end of the year. ROSE is a ratio intended to measure earnings as a percentage of shareholder investments.

	Year ended December 31
Millions of dollars	2020	2019	2018
Net income attributable to Chevron	$(5,543)	$2,924	$14,824
Chevron Corporation Stockholders’ Equity at December 31	131,688	144,213	154,554
Average Chevron Corporation Stockholders’ Equity	137,951	149,384	151,339
Return on Average Stockholders’ Equity	(4.0)%	2.0%	9.8%

Management's Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance-Sheet Arrangements, Contractual Obligations, Guarantees and Other Contingencies
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements Information related to these matters is included on page 92 in Note 22, Other Contingencies and Commitments.
The following table summarizes the company’s significant contractual obligations:

	Payments Due by Period
Millions of dollars	Total[1]	2021	2022-2023	2024-2025	After 2025
On Balance Sheet:[2]
Short-Term Debt[3,4]	$1,362	$1,362	$—	$—	$—
Long-Term Debt[3,4]	40,732	—	21,848	5,650	13,234
Leases	5,119	1,580	1,394	702	1,443
Interest[4]	9,357	866	1,469	1,105	5,917
Off Balance Sheet:
Throughput and Take-or-Pay Agreements[5]	13,186	817	2,045	2,236	8,088
Other Unconditional Purchase Obligations[5]	1,464	211	468	489	296
1.Excludes contributions for pensions and other postretirement benefit plans and ARO. Information on employee benefit plans is contained in Note 21 beginning on page 87. Information on ARO's is contained in Note 23 beginning on page 94
2.Does not include amounts related to the company’s income tax liabilities associated with uncertain tax positions. The company is unable to make reasonable estimates of the periods in which such liabilities may become payable. The company does not expect settlement of such liabilities to have a material effect on its consolidated financial position or liquidity in any single period.
3.$9.825 billion of short-term debt that the company expects to refinance is included in long-term debt. The repayment schedule above reflects the projected repayment of the entire amounts in the 2022–2023 period. The amounts represent only the principal balance.
4.Excludes finance lease liabilities.
5.Does not include commodity purchase obligations that are not fixed or determinable. These obligations are generally monetized in a relatively short period of time through sales transactions or similar agreements with third parties. Examples include obligations to purchase LNG, regasified natural gas and refinery products at indexed prices.
Direct Guarantees

	Commitment Expiration by Period
Millions of dollars	Total	2021	2022-2023	2024-2025	After 2025
Guarantee of nonconsolidated affiliate or joint-venture obligations	$391	$176	$77	$78	$60
Additional information related to guarantees is included on page 92 in Note 22, Other Contingencies and Commitments.
Indemnifications Information related to indemnifications is included on page 92 in Note 22, Other Contingencies and Commitments.
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
Derivative Commodity Instruments Chevron is exposed to market risks related to the price volatility of crude oil, refined products, natural gas, natural gas liquids, liquefied natural gas and refinery feedstocks. The company uses derivative commodity instruments to manage these exposures on a portion of its activity, including firm commitments and anticipated transactions for the purchase, sale and storage of crude oil, refined products, natural gas, natural gas liquids, liquefied natural gas and feedstock for company refineries. The company also uses derivative commodity instruments for limited trading purposes. The results of these activities were not material to the company’s financial position, results of operations or cash flows in 2020.
The company’s market exposure positions are monitored on a daily basis by an internal Risk Control group in accordance with the company’s risk management policies. The company’s risk management practices and its compliance with policies are reviewed by the Audit Committee of the company’s Board of Directors.
Derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value of Chevron’s derivative commodity instruments in 2020 was not material to the company’s results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations
The company uses the Monte Carlo simulation method as its Value-at-Risk (VaR) model to estimate the maximum potential loss in fair value, at the 95 percent confidence level with a one-day holding period, from the effect of adverse changes in market conditions on derivative commodity instruments held or issued. Based on these inputs, the VaR for the company’s primary risk exposures in the area of derivative commodity instruments at December 31, 2020 and 2019 was not material to the company’s cash flows or results of operations.
Foreign Currency The company may enter into foreign currency derivative contracts to manage some of its foreign currency exposures. These exposures include revenue and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. The foreign currency derivative contracts, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. There were no material open foreign currency derivative contracts at December 31, 2020.
Interest Rates The company may enter into interest rate swaps from time to time as part of its overall strategy to manage the interest rate risk on its debt. Interest rate swaps, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. At year-end 2020, the company had no interest rate swaps.
Transactions With Related Parties
Chevron enters into a number of business arrangements with related parties, principally its equity affiliates. These arrangements include long-term supply or offtake agreements and long-term purchase agreements. Refer to “Other Information” on page 77, in Note 13, Investments and Advances, for further discussion. Management believes these agreements have been negotiated on terms consistent with those that would have been negotiated with an unrelated party.
Litigation and Other Contingencies
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 78 in Note 14 under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included in Note 14 under the heading “Ecuador,” beginning on page 78.
Environmental The following table displays the annual changes to the company’s before-tax environmental remediation reserves, including those for U.S. federal Superfund sites and analogous sites under state laws.

Millions of dollars	2020	2019	2018
Balance at January 1	$1,234	$1,327	$1,429
Net Additions	179	200	197
Expenditures	(274)	(293)	(299)
Balance at December 31	$1,139	$1,234	$1,327
The company records asset retirement obligations when there is a legal obligation associated with the retirement of long-lived assets and the liability can be reasonably estimated. These asset retirement obligations include costs related to environmental issues. The liability balance of approximately $13.6 billion for asset retirement obligations at year-end 2020 related primarily to upstream properties.
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
Refer to the discussion below for additional information on environmental matters and their impact on Chevron, and on the company’s 2020 environmental expenditures. Refer to Note 22 on page 93 for additional discussion of environmental remediation provisions and year-end reserves. Refer also to Note 23 on page 94 for additional discussion of the company’s asset retirement obligations.
Suspended Wells Information related to suspended wells is included in Note 19, Accounting for Suspended Exploratory Wells, beginning on page 85.
Income Taxes Information related to income tax contingencies is included on pages 79 through 82 in Note 15 and page 92 in Note 22 under the heading “Income Taxes.”

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other Contingencies Information related to other contingencies is included on page 93 in Note 22 to the Consolidated Financial Statements under the heading “Other Contingencies.”
Environmental Matters
The company is subject to various international, federal, state and local environmental, health and safety laws, regulations and market-based programs. These laws, regulations and programs continue to evolve and are expected to increase in both number and complexity over time and govern not only the manner in which the company conducts its operations, but also the products it sells. For example, international agreements and national, regional, and state legislation and regulatory measures that aim to limit or reduce greenhouse gas (GHG) emissions are currently in various stages of implementation. Consideration of GHG issues and the responses to those issues through international agreements and national, regional or state legislation or regulations are integrated into the company’s strategy and planning, capital investment reviews and risk management tools and processes, where applicable. They are also factored into the company’s long-range supply, demand and energy price forecasts. These forecasts reflect long-range effects from renewable fuel penetration, energy efficiency standards, climate-related policy actions, and demand response to oil and natural gas prices. In addition, legislation and regulations intended to address hydraulic fracturing also continue to evolve at the national, state and local levels. Refer to “Risk Factors” in Part I, Item 1A, on pages 18 through 23 for a discussion of some of the inherent risks of increasingly restrictive environmental and other regulation that could materially impact the company’s results of operations or financial condition.
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
Using definitions and guidelines established by the American Petroleum Institute, Chevron estimated its worldwide environmental spending in 2020 at approximately $2.0 billion for its consolidated companies. Included in these expenditures were approximately $0.5 billion of environmental capital expenditures and $1.5 billion of costs associated with the prevention, control, abatement or elimination of hazardous substances and pollutants from operating, closed or divested sites, and the decommissioning and restoration of sites.
For 2021, total worldwide environmental capital expenditures are estimated at $0.5 billion. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.
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
The discussion in this section of “critical” accounting estimates and assumptions is according to the disclosure guidelines of the Securities and Exchange Commission (SEC), wherein:

Management's Discussion and Analysis of Financial Condition and Results of Operations
1.the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters, or the susceptibility of such matters to change; and
2.the impact of the estimates and assumptions on the company’s financial condition or operating performance is material.
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
1.Amortization - Capitalized exploratory drilling and development costs are depreciated on a unit-of-production (UOP) basis using proved developed reserves. Acquisition costs of proved properties are amortized on a UOP basis using total proved reserves. During 2020, Chevron’s UOP Depreciation, Depletion and Amortization (DD&A) for oil and gas properties was $13.0 billion, and proved developed reserves at the beginning of 2020 were 6.4 billion barrels for consolidated companies. If the estimates of proved reserves used in the UOP calculations for consolidated operations had been lower by 5 percent across all oil and gas properties, UOP DD&A in 2020 would have increased by approximately $700 million.
2.Impairment - Oil and gas reserves are used in assessing oil and gas producing properties for impairment. A significant reduction in the estimated reserves of a property would trigger an impairment review. Proved reserves (and, in some cases, a portion of unproved resources) are used to estimate future production volumes in the cash flow model. For a further discussion of estimates and assumptions used in impairment assessments, see Impairment of Properties, Plant and Equipment and Investments in Affiliates below.
Refer to Table V, “Reserve Quantity Information,” beginning on page 103, for the changes in proved reserve estimates for the three years ended December 31, 2020, and to Table VII, “Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves” on page 111 for estimates of proved reserve values for each of the three years ended December 31, 2020.
This Oil and Gas Reserves commentary should be read in conjunction with the Properties, Plant and Equipment section of Note 1, beginning on page 64, which includes a description of the “successful efforts” method of accounting for oil and gas exploration and production activities.
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
Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters, such as future commodity prices, operating expenses, production profiles, and the outlook for global or regional market supply-and-demand conditions for crude oil, natural gas, commodity chemicals and refined products. However, the impairment reviews and calculations are based on assumptions that are generally consistent with the company’s business plans and long-term investment decisions. Refer also to the discussion of impairments of properties, plant and equipment in Note 16 on page 82 and to the section on Properties, Plant and Equipment in Note 1, “Summary of Significant Accounting Policies,” beginning on page 64.

Management's Discussion and Analysis of Financial Condition and Results of Operations
The company performs impairment assessments when triggering events arise to determine whether any write-down in the carrying value of an asset or asset group is required. For example, when significant downward revisions to crude oil and natural gas reserves are made for any single field or concession, an impairment review is performed to determine if the carrying value of the asset remains recoverable. Similarly, a significant downward revision in the company’s crude oil or natural gas price outlook would trigger impairment reviews for impacted upstream assets. In addition, impairments could occur due to changes in national, state or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and gas. Also, if the expectation of sale of a particular asset or asset group in any period has been deemed more likely than not, an impairment review is performed, and if the estimated net proceeds exceed the carrying value of the asset or asset group, no impairment charge is required. Such calculations are reviewed each period until the asset or asset group is disposed. Assets that are not impaired on a held-and-used basis could possibly become impaired if a decision is made to sell such assets. That is, the assets would be impaired if they are classified as held-for-sale and the estimated proceeds from the sale, less costs to sell, are less than the assets’ associated carrying values.
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
In 2020, the company recorded impairments and write-offs for certain oil and gas properties primarily due to downward revisions to its oil and gas price outlook. In addition, the company fully impaired its investments in Petropiar and Petroboscan after completing an evaluation of the carrying value of its Venezuelan investments in line with its accounting policies and concluding that given the current operating environment and overall outlook, which create significant uncertainties regarding the recovery of the company’s investment, an other than temporary loss of value had occurred.
In 2019, the company recorded impairments and write-offs for certain oil and gas properties following the review and approval of its business plan and capital expenditure program. As a result of the company’s disciplined approach to capital allocation and a downward revision in its longer-term commodity price outlook, the company reduced funding to various natural gas-related upstream opportunities including Appalachia shale, Kitimat LNG and other international projects. In addition, the revised long-term oil price outlook resulted in an impairment of Big Foot.
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
Asset Retirement Obligations In the determination of fair value for an asset retirement obligation (ARO), the company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates, and the expected impact of advances in technology and process improvements. A sensitivity analysis of the ARO impact on earnings for 2020 is not practicable, given the broad range of the company’s long-lived assets and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect. Refer to Note 23 on page 94 for additional discussions on asset retirement obligations.
Pension and Other Postretirement Benefit Plans Note 21, beginning on page 87, includes information on the funded status of the company’s pension and other postretirement benefit (OPEB) plans reflected on the Consolidated Balance Sheet; the components of pension and OPEB expense reflected on the Consolidated Statement of Income; and the related underlying assumptions.
The determination of pension plan expense and obligations is based on a number of actuarial assumptions. Two critical assumptions are the expected long-term rate of return on plan assets and the discount rate applied to pension plan obligations. Critical assumptions in determining expense and obligations for OPEB plans, which provide for certain health care and life insurance benefits for qualifying retired employees and which are not funded, are the discount rate and the assumed health care cost-trend rates. Information related to the company’s processes to develop these assumptions is included on page 89 in Note 21 under the relevant headings. Actual rates may vary significantly from estimates because of unanticipated changes beyond the company’s control.

Management's Discussion and Analysis of Financial Condition and Results of Operations
For 2020, the company used an expected long-term rate of return of 6.5 percent and a discount rate for service costs of 3.3 percent and a discount rate for interest cost of 2.6 percent for the primary U.S. pension plan. The actual return for 2020 was 9.4 percent. For the 10 years ended December 31, 2020, actual asset returns averaged 7.9 percent for this plan. Additionally, with the exception of three years within this 10-year period, actual asset returns for this plan equaled or exceeded 6.5 percent during each year.
Total pension expense for 2020 was $1.5 billion. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 1 percent increase in this assumption for the company’s primary U.S. pension plan, which accounted for about 67 percent of companywide pension expense, would have reduced total pension plan expense for 2020 by approximately $88 million. A 1 percent increase in the discount rates for this same plan would have reduced pension expense for 2020 by approximately $269 million.
The aggregate funded status recognized at December 31, 2020, was a net liability of approximately $6.2 billion. An increase in the discount rate would decrease the pension obligation, thus changing the funded status of a plan. At December 31, 2020, the company used a discount rate of 2.4 percent to measure the obligations for the primary U.S. pension plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 0.25 percent increase in the discount rate applied to the company’s primary U.S. pension plan, which accounted for about 61 percent of the companywide pension obligation, would have reduced the plan obligation by approximately $475 million, and would have decreased the plan’s underfunded status from approximately $3.2 billion to $2.8 billion.
For the company’s OPEB plans, expense for 2020 was $57 million, and the total liability, all unfunded at the end of 2020, was $2.7 billion. For the primary U.S. OPEB plan, the company used a discount rate for service cost of 3.4 percent and a discount rate for interest cost of 2.7 percent to measure expense in 2020, and a 2.4 percent discount rate to measure the benefit obligations at December 31, 2020. Discount rate changes, similar to those used in the pension sensitivity analysis, resulted in an immaterial impact on 2020 OPEB expense and OPEB liabilities at the end of 2020.
Differences between the various assumptions used to determine expense and the funded status of each plan and actual experience are included in actuarial gain/loss. Refer to page 88 in Note 21 for more information on the $7.4 billion of before-tax actuarial losses recorded by the company as of December 31, 2020, In addition, information related to company contributions is included on page 91 in Note 21 under the heading “Cash Contributions and Benefit Payments.”
Business Combinations – Purchase-Price Allocation Accounting for business combinations requires the allocation of the company’s purchase price to the various assets and liabilities of the acquired business at their respective fair values. The company uses all available information to make these fair value determinations. Determining the fair values of assets acquired generally involves assumptions regarding the amounts and timing of future revenues and expenditures, as well as discount rates. For additional discussion of purchase price allocations, refer to Note 29 beginning on page 96.
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
Under the accounting rules, a liability is generally recorded for these types of contingencies if management determines the loss to be both probable and estimable. The company generally reports these losses as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income. An exception to this handling is for income tax matters, for which benefits are recognized only if management determines the tax position is “more likely than not” (i.e., likelihood greater than 50 percent) to be allowed by the tax jurisdiction. For additional discussion of income tax uncertainties, refer to Note 22 beginning on page 92. Refer also to the business segment discussions elsewhere in this section for the effect on earnings from losses associated with certain litigation, environmental remediation and tax matters for the three years ended December 31, 2020.
An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in recording these liabilities is not practicable because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss. For further information, refer to “Changes in management’s estimates and assumptions may have a material

Management's Discussion and Analysis of Financial Condition and Results of Operations
impact on the company’s consolidated financial statements and financial or operational performance in any given period” in “Risk Factors” in Part I, Item 1A, on page 23.
New Accounting Standards
Refer to Note 4 beginning on page 69 for information regarding new accounting standards.

Quarterly Results
Unaudited

	2020				2019
Millions of dollars, except per-share amounts	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Revenues and Other Income
Sales and other operating revenues	$24,843	$23,997	$15,926	$29,705	$34,574	$34,779	$36,323	$34,189
Income from equity affiliates	568	510	(2,515)	965	538	1,172	1,196	1,062
Other income	(165)	(56)	83	831	1,238	165	1,331	(51)
Total Revenues and Other Income	25,246	24,451	13,494	31,501	36,350	36,116	38,850	35,200
Costs and Other Deductions
Purchased crude oil and products	13,387	13,448	8,144	15,509	19,693	19,882	20,835	19,703
Operating expenses	4,898	4,604	5,530	5,291	5,987	5,325	5,187	4,886
Selling, general and administrative expenses	1,129	832	1,569	683	1,129	954	1,076	984
Exploration expenses	367	117	895	158	272	168	141	189
Depreciation, depletion and amortization	4,486	4,017	6,717	4,288	16,429	4,361	4,334	4,094
Taxes other than on income	1,276	1,091	965	1,167	969	1,059	1,047	1,061
Interest and debt expense	199	164	172	162	178	197	198	225
Other components of net periodic benefit costs	461	222	99	98	98	121	97	101
Total Costs and Other Deductions	26,203	24,495	24,091	27,356	44,755	32,067	32,915	31,243
Income (Loss) Before Income Tax Expense	(957)	(44)	(10,597)	4,145	(8,405)	4,049	5,935	3,957
Income Tax Expense (Benefit)	(301)	165	(2,320)	564	(1,738)	1,469	1,645	1,315
Net Income (Loss)	$(656)	$(209)	$(8,277)	$3,581	$(6,667)	$2,580	$4,290	$2,642
Less: Net income attributable to noncontrolling interests	9	(2)	(7)	(18)	(57)	—	(15)	(7)
Net Income (Loss) Attributable to Chevron Corporation	$(665)	$(207)	$(8,270)	$3,599	$(6,610)	$2,580	$4,305	$2,649
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$(0.33)	$(0.12)	$(4.44)	$1.93	$(3.51)	$1.38	$2.28	$1.40
– Diluted	$(0.33)	$(0.12)	$(4.44)	$1.93	$(3.51)	$1.36	$2.27	$1.39
Dividends per share	$1.29	$1.29	$1.29	$1.29	$1.19	$1.19	$1.19	$1.19

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
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based on that evaluation, management concluded that the company’s disclosure controls are effective in ensuring that information required to be recorded, processed, summarized and reported, are done within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2020.
The company excluded Noble from our assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the company in a business combination during 2020. Total assets and total revenues of Noble, a wholly-owned subsidiary, represent eight percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Michael K. Wirth	Pierre R. Breber	David A. Inchausti
Chairman of the Board	Vice President	Vice President
and Chief Executive Officer	and Chief Financial Officer	and Controller

February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Chevron Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Chevron Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Noble Energy, Inc. from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Noble Energy, Inc. from our audit of internal control over financial reporting. Noble Energy, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent eight percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Impact of Proved Crude Oil and Natural Gas Reserves on Upstream Property, Plant, and Equipment, Net
As described in Notes 1 and 16 to the consolidated financial statements, the Company’s upstream property, plant and equipment, net balance was $140.2 billion as of December 31, 2020, and depreciation, depletion and amortization expense was $18.0 billion, including impairments of $2.8 billion for the year ended December 31, 2020.  The Company follows the successful efforts method of accounting for crude oil and natural gas exploration and production activities. Depreciation and depletion of all capitalized costs of proved crude oil and natural gas producing properties, except mineral interests, are expensed using the unit-of-production method, generally by individual field, as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual field as the related proved reserves are produced. As disclosed by management, variables impacting the Company’s estimated volumes of crude oil and natural gas reserves include field performance, available technology, commodity prices, and development and production costs. Reserves are estimated by Company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the Company maintains a Reserves Advisory Committee (RAC) (the Company’s earth scientists, engineers and RAC are collectively referred to as “management’s specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved crude oil and natural gas reserves on upstream property, plant, and equipment, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved crude oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the data, methods and assumptions used by management and its specialists in developing the estimates of crude oil and natural gas reserve volumes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved crude oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved crude oil and natural gas reserve volumes. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings.
Acquisition of Noble Energy, Inc. - Valuation of Crude Oil and Natural Gas Properties
As described in Note 29 to the consolidated financial statements, the Company acquired Noble Energy, Inc. (“Noble”) in an acquisition accounted for as a business combination, which required assets acquired and liabilities assumed to be measured at their acquisition date fair values, including approximately $15 billion related to the fair values of acquired oil and gas properties. Management applied significant judgment in estimating the fair value of properties acquired, which involved use of a discounted cash flow approach that incorporated internally generated price assumptions and production profiles, and operating cost and development cost assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of crude oil and natural gas properties from the acquisition of Noble is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists as defined in the previous Critical Audit Matter, when developing the fair value measurement of acquired crude oil and natural gas properties; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating significant assumptions used in the discounted cash flow approach related to price, production profiles and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of acquired crude oil and natural gas properties. These procedures also included, among others, (i) testing management’s process for developing the fair value measurement of the acquired crude oil and natural gas properties; (ii) evaluating the appropriateness of the discounted cash flow approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to price, production profiles and discount rates. Evaluating production profile assumptions involved evaluating the reasonableness of the assumptions as compared to historical results of Noble, as well as third party data. Evaluating price assumptions involved comparing the prices to third party data and underlying contracts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow approach and discount rates used. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved crude oil and natural gas reserve volumes included in production profile assumptions as stated in the Critical Audit Matter titled “The Impact of Proved Crude Oil and Natural Gas Reserves on Upstream Property, Plant, and Equipment, Net”. As a basis for using this work, the specialists’ qualifications were understood, and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists, and an evaluation of the specialists’ findings.

.

San Francisco, California
February 25, 2021
We have served as the Company’s auditor since 1935.

Consolidated Statement of Income
Millions of dollars, except per-share amounts

	Year ended December 31
	2020	2019	2018
Revenues and Other Income
Sales and other operating revenues	$94,471	$139,865	$158,902
Income (loss) from equity affiliates	(472)	3,968	6,327
Other income	693	2,683	1,110
Total Revenues and Other Income	94,692	146,516	166,339
Costs and Other Deductions
Purchased crude oil and products	50,488	80,113	94,578
Operating expenses	20,323	21,385	20,544
Selling, general and administrative expenses	4,213	4,143	3,838
Exploration expenses	1,537	770	1,210
Depreciation, depletion and amortization	19,508	29,218	19,419
Taxes other than on income	4,499	4,136	4,867
Interest and debt expense	697	798	748
Other components of net periodic benefit costs	880	417	560
Total Costs and Other Deductions	102,145	140,980	145,764
Income (Loss) Before Income Tax Expense	(7,453)	5,536	20,575
Income Tax Expense (Benefit)	(1,892)	2,691	5,715
Net Income (Loss)	(5,561)	2,845	14,860
Less: Net income (loss) attributable to noncontrolling interests	(18)	(79)	36
Net Income (Loss) Attributable to Chevron Corporation	$(5,543)	$2,924	$14,824
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$(2.96)	$1.55	$7.81
- Diluted	$(2.96)	$1.54	$7.74
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income
Millions of dollars

	Year ended December 31
	2020	2019	2018
Net Income (Loss)	$(5,561)	$2,845	$14,860
Currency translation adjustment
Unrealized net change arising during period	35	(18)	(19)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(2)	2	(5)
Derivatives
Net derivatives loss on hedge transactions	—	(1)	—
Income taxes on derivatives transactions	—	3	—
Total	—	2	—
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	1,107	519	792
Actuarial gain (loss) arising during period	(2,004)	(2,404)	85
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(23)	4	(13)
Prior service (costs) credits arising during period	—	(28)	(26)
Defined benefit plans sponsored by equity affiliates - benefit (cost)	(104)	(33)	23
Income tax benefit (cost) on defined benefit plans	369	510	(230)
Total	(655)	(1,432)	631
Other Comprehensive Gain (Loss), Net of Tax	(622)	(1,446)	607
Comprehensive Income	(6,183)	1,399	15,467
Comprehensive loss (income) attributable to noncontrolling interests	18	79	(36)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$(6,165)	$1,478	$15,431
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet
Millions of dollars, except per-share amounts

	At December 31
	2020	2019
Assets
Cash and cash equivalents	$5,596	$5,686
Marketable securities	31	63
Accounts and notes receivable (less allowance: 2020 - $284; 2019 - $746)	11,471	13,325
Inventories:
Crude oil and petroleum products	3,576	3,722
Chemicals	457	492
Materials, supplies and other	1,643	1,634
Total inventories	5,676	5,848
Prepaid expenses and other current assets	3,304	3,407
Total Current Assets	26,078	28,329
Long-term receivables, net	589	1,511
Investments and advances	39,052	38,688
Properties, plant and equipment, at cost	345,232	326,722
Less: Accumulated depreciation, depletion and amortization	188,614	176,228
Properties, plant and equipment, net	156,618	150,494
Deferred charges and other assets	11,950	10,532
Goodwill	4,402	4,463
Assets held for sale	1,101	3,411
Total Assets	$239,790	$237,428
Liabilities and Equity
Short-term debt	$1,548	$3,282
Accounts payable	10,950	14,103
Accrued liabilities	7,812	6,589
Federal and other taxes on income	921	1,554
Other taxes payable	952	1,002
Total Current Liabilities	22,183	26,530
Long-term debt[1]	42,767	23,691
Deferred credits and other noncurrent obligations	20,328	20,445
Noncurrent deferred income taxes	12,569	13,688
Noncurrent employee benefit plans	9,217	7,866
Total Liabilities[2]	$107,064	$92,220
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at December 31,2020 and 2019)	1,832	1,832
Capital in excess of par value	16,829	17,265
Retained earnings	160,377	174,945
Accumulated other comprehensive losses	(5,612)	(4,990)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (2020 - 517,490,263 shares; 2019 - 560,508,479 shares)	(41,498)	(44,599)
Total Chevron Corporation Stockholders’ Equity	131,688	144,213
Noncontrolling interests (2020 includes $120 redeemable noncontrolling interest)	1,038	995
Total Equity	132,726	145,208
Total Liabilities and Equity	$239,790	$237,428
[1] Includes finance lease liabilities of $447 and $282 at December 31, 2020 and 2019, respectively.
[2] Refer to Note 22, “Other Contingencies and Commitments” beginning on page 92.
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
Millions of dollars

	Year ended December 31
	2020	2019	2018
Operating Activities
Net Income (Loss)	$(5,561)	$2,845	$14,860
Adjustments
Depreciation, depletion and amortization	19,508	29,218	19,419
Dry hole expense	1,036	172	687
Distributions more (less) than income from equity affiliates	2,015	(2,073)	(3,580)
Net before-tax gains on asset retirements and sales	(760)	(1,367)	(619)
Net foreign currency effects	619	272	123
Deferred income tax provision	(3,604)	(1,966)	1,050
Net decrease (increase) in operating working capital	(1,652)	1,494	(718)
Decrease (increase) in long-term receivables	296	502	418
Net decrease (increase) in other deferred charges	(248)	(69)	—
Cash contributions to employee pension plans	(1,213)	(1,362)	(1,035)
Other	141	(352)	13
Net Cash Provided by Operating Activities	10,577	27,314	30,618
Investing Activities
Cash acquired from Noble Energy, Inc.	373	—	—
Capital expenditures	(8,922)	(14,116)	(13,792)
Proceeds and deposits related to asset sales and returns of investment	2,968	2,951	2,392
Net maturities of (investments in) time deposits	—	950	(950)
Net sales (purchases) of marketable securities	35	2	(51)
Net repayment (borrowing) of loans by equity affiliates	(1,419)	(1,245)	111
Net Cash Used for Investing Activities	(6,965)	(11,458)	(12,290)
Financing Activities
Net borrowings (repayments) of short-term obligations	651	(2,821)	2,021
Proceeds from issuances of long-term debt	12,308	—	218
Repayments of long-term debt and other financing obligations	(5,489)	(5,025)	(6,741)
Cash dividends - common stock	(9,651)	(8,959)	(8,502)
Distributions to noncontrolling interests	(24)	(18)	(91)
Net sales (purchases) of treasury shares	(1,531)	(2,935)	(604)
Net Cash Provided by (Used for) Financing Activities	(3,736)	(19,758)	(13,699)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(50)	332	(91)
Net Change in Cash, Cash Equivalents and Restricted Cash	(174)	(3,570)	4,538
Cash, Cash Equivalents and Restricted Cash at January 1	6,911	10,481	5,943
Cash, Cash Equivalents and Restricted Cash at December 31	$6,737	$6,911	$10,481
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Equity
Amounts in millions of dollars

			Acc. Other	Treasury	Chevron Corp.
	Common	Retained	Comprehensive	Stock	Stockholders’	Noncontrolling	Total
	Stock[1]	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2017	$18,440	$174,106	$(3,589)	$(40,833)	$148,124	$1,195	$149,319
Treasury stock transactions	264	—	—	—	264	—	264
Net income (loss)	—	14,824	—	—	14,824	36	14,860
Cash dividends	—	(8,502)	—	—	(8,502)	(91)	(8,593)
Stock dividends	—	(3)	—	—	(3)	—	(3)
Other comprehensive income	—	—	607	—	607	—	607
Purchases of treasury shares	—	—	—	(1,751)	(1,751)	—	(1,751)
Issuances of treasury shares	—	—	—	991	991	—	991
Other changes, net	—	562	(562)	—	—	(52)	(52)
Balance at December 31, 2018	$18,704	$180,987	$(3,544)	$(41,593)	$154,554	$1,088	$155,642
Treasury stock transactions	153	—	—	—	153	—	153
Net income (loss)	—	2,924	—	—	2,924	(79)	2,845
Cash dividends	—	(8,959)	—	—	(8,959)	(18)	(8,977)
Stock dividends	—	(3)	—	—	(3)	—	(3)
Other comprehensive income	—	—	(1,446)	—	(1,446)	—	(1,446)
Purchases of treasury shares	—	—	—	(4,039)	(4,039)	—	(4,039)
Issuances of treasury shares	—	—	—	1,033	1,033	—	1,033
Other changes, net	—	(4)	—	—	(4)	4	—
Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	84	—	—	—	84	—	84
Noble Acquisition[3]	(520)	—	—	4,629	4,109	779	4,888
Net income (loss)	—	(5,543)	—	—	(5,543)	(18)	(5,561)
Cash dividends	—	(9,651)	—	—	(9,651)	(24)	(9,675)
Stock dividends	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	(622)	—	(622)	—	(622)
Purchases of treasury shares	—	—	—	(1,757)	(1,757)	—	(1,757)
Issuances of treasury shares	—	—	—	229	229	—	229
Other changes, net	—	631	—	—	631	(694)	(63)
Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726

			Common Stock Share Activity
		Issued[2]		Treasury		Outstanding
Balance at December 31, 2017		2,442,676,580		(537,974,695)		1,904,701,885
Purchases		—		(14,912,039)		(14,912,039)
Issuances		—		13,047,844		13,047,844
Balance at December 31, 2018		2,442,676,580		(539,838,890)		1,902,837,690
Purchases		—		(33,955,300)		(33,955,300)
Issuances		—		13,285,711		13,285,711
Balance at December 31, 2019		2,442,676,580		(560,508,479)		1,882,168,101
Purchases		—		(17,577,457)		(17,577,457)
Issuances		—		60,595,673		60,595,673
Balance at December 31, 2020		2,442,676,580		(517,490,263)		1,925,186,317
[1] Beginning and ending balances for all periods include capital in excess of par, common stock issued at par for $1,832, and $(240) associated with Chevron’s Benefit Plan Trust. Changes reflect capital in excess of par.

[2] Beginning and ending total issued share balances include 14,168,000 shares associated with Chevron’s Benefit Plan Trust.
[3] Includes $120 redeemable noncontrolling interest.
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
Subsidiary and Affiliated Companies The Consolidated Financial Statements include the accounts of controlled subsidiary companies more than 50 percent-owned and any variable interest entities in which the company is the primary beneficiary. Undivided interests in oil and gas joint ventures and certain other assets are consolidated on a proportionate basis. Investments in and advances to affiliates in which the company has a substantial ownership interest of approximately 20 percent to 50 percent, or for which the company exercises significant influence but not control over policy decisions, are accounted for by the equity method.
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
Noncontrolling Interests Ownership interests in the company’s subsidiaries held by parties other than the parent are presented separately from the parent’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the parent and the noncontrolling interests are both presented on the face of the Consolidated Statement of Income and Consolidated Statement of Equity. Included within noncontrolling interest is redeemable noncontrolling interest.
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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Properties, Plant and Equipment The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation (ARO) assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. Refer to Note 19, beginning on page 85, for additional discussion of accounting for suspended exploratory well costs.
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
Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value. Refer to Note 7, beginning on page 71, relating to fair value measurements. The fair value of a liability for an ARO is recorded as an asset and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. Refer also to Note 23, on page 94, relating to AROs.
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
Leases Leases are classified as operating or finance leases. Both operating and finance leases recognize lease liabilities and associated right-of-use assets. The company has elected the short-term lease exception and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. The company has elected the practical expedient to not separate non-lease components from lease components for most asset classes except for certain asset classes that have significant non-lease (i.e., service) components.
Where leases are used in joint ventures, the company recognizes 100 percent of the right-of-use assets and lease liabilities when the company is the sole signatory for the lease (in most cases, where the company is the operator of a joint venture). Lease costs reflect only the costs associated with the operator’s working interest share. The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

reasonably certain to exercise. The company uses its incremental borrowing rate as a proxy for the discount rate based on the term of the lease unless the implicit rate is available.
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
Liabilities related to future remediation costs are recorded when environmental assessments or cleanups or both are probable and the costs can be reasonably estimated. For crude oil, natural gas and mineral-producing properties, a liability for an ARO is made in accordance with accounting standards for asset retirement and environmental obligations. Refer to Note 23, on page 94, for a discussion of the company’s AROs.
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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Note 2
Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the year ended December 31, 2020, are reflected in the table below.

	Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2017	$(105)	$(5)	$(2)	$(3,477)	$(3,589)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	(19)	(5)	—	28	4
Reclassifications[2]	—	—	—	603	603
Net Other Comprehensive Income (Loss)	(19)	(5)	—	631	607
Stranded Tax Reclassification to Retained Earnings[3]	—	—	—	(562)	(562)
Balance at December 31, 2018	$(124)	$(10)	$(2)	$(3,408)	$(3,544)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	(18)	2	(1)	(1,838)	(1,855)
Reclassifications[2]	—	—	3	406	409
Net Other Comprehensive Income (Loss)	(18)	2	2	(1,432)	(1,446)
Balance at December 31, 2019	$(142)	$(8)	$—	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	35	(2)	—	(1,487)	(1,454)
Reclassifications[2]	—	—	—	832	832
Net Other Comprehensive Income (Loss)	35	(2)	—	(655)	(622)
Balance at December 31, 2020	$(107)	$(10)	$—	$(5,495)	$(5,612)
1    All amounts are net of tax.
2    Refer to Note 21 beginning on page 87, for reclassified components totaling $1,084 that are included in employee benefit costs for the year ended December 31, 2020. Related income taxes for the same period, totaling $252, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
3    Stranded tax reclassification to retained earnings per ASU 2018-02.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Note 3
Information Relating to the Consolidated Statement of Cash Flows

	Year ended December 31
	2020	2019	2018
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$1,543	$1,895	$2,747
(Income) loss from equity affiliates	472	(3,968)	(6,327)
Distributions more (less) than income from equity affiliates	$2,015	$(2,073)	$(3,580)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$2,423	$1,852	$437
Decrease (increase) in inventories	284	7	(424)
Decrease (increase) in prepaid expenses and other current assets	(87)	(323)	(149)
Increase (decrease) in accounts payable and accrued liabilities	(3,576)	(109)	(494)
Increase (decrease) in income and other taxes payable	(696)	67	(88)
Net decrease (increase) in operating working capital	$(1,652)	$1,494	$(718)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$720	$810	$736
Income taxes	2,987	4,817	4,748
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$2,891	$2,809	$2,000
Returns of investment from equity affiliates	77	142	392
Proceeds and deposits related to asset sales and returns of investment	$2,968	$2,951	$2,392
Net maturities (investments) of time deposits consisted of the following gross amounts:
Investments in time deposits	$—	$—	$(950)
Maturities of time deposits	—	950	—
Net maturities of (investments in) time deposits	$—	$950	$(950)
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$(1)	$(51)
Marketable securities sold	35	3	—
Net sales (purchases) of marketable securities	$35	$2	$(51)
Net repayment (borrowing) of loans by equity affiliates:
Borrowing of loans by equity affiliates	$(3,925)	$(1,350)	$—
Repayment of loans by equity affiliates	2,506	105	111
Net repayment (borrowing) of loans by equity affiliates	$(1,419)	$(1,245)	$111
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$10,846	$2,586	$2,486
Repayments of short-term obligations	(9,771)	(1,430)	(4,136)
Net borrowings (repayments) of short-term obligations with three months or less maturity	(424)	(3,977)	3,671
Net borrowings (repayments) of short-term obligations	$651	$(2,821)	$2,021
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$226	$1,104	$1,147
Shares purchased under share repurchase and deferred compensation plans	(1,757)	(4,039)	(1,751)
Net sales (purchases) of treasury shares	$(1,531)	$(2,935)	$(604)
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash. "Distributions more (less) than income from equity affiliates," “Depreciation, depletion and amortization,” “Deferred income tax provision,” “Dry hole expense,” and "Net decrease (increase) in operating working capital" collectively include approximately $4.8 billion in non-cash reductions in 2020 relating to impairments and other non-cash charges. “Depreciation, depletion and amortization,” “Deferred income tax provision,” and “Dry hole expense” collectively include approximately $9.3 billion in non-cash reductions recorded in 2019 relating to impairments and other non-cash charges.
Refer also to Note 23, on page 94, for a discussion of revisions to the company’s AROs that also did not involve cash receipts or payments for the three years ending December 31, 2020.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Refer also to Note 29 on page 96 for a discussion of the all-stock acquisition of Noble. The cash received as a result of the acquisition is reflected on the Consolidated Statement of Cash Flows as “Cash acquired from Noble Energy, Inc.” Other changes to the Consolidated Balance Sheet resulting from the acquisition that did not affect cash are not reflected on the Consolidated Statement of Cash Flows.
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table.

	Year ended December 31
	2020	2019	2018
Additions to properties, plant and equipment *	$8,492	$13,839	$13,384
Additions to investments	136	140	65
Current-year dry hole expenditures	327	124	344
Payments for other assets and liabilities, net	(33)	13	(1)
Capital expenditures	8,922	14,116	13,792
Expensed exploration expenditures	500	598	523
Assets acquired through finance leases and other obligations	53	181	75
Payments for other assets and liabilities, net	42	(13)	—
Capital and exploratory expenditures, excluding equity affiliates	9,517	14,882	14,390
Company’s share of expenditures by equity affiliates	3,982	6,112	5,716
Capital and exploratory expenditures, including equity affiliates	$13,499	$20,994	$20,106
*    Excludes non-cash movements of $816 in 2020, $(239) in 2019 and $25 in 2018.
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	Year ended December 31
	2020	2019	2018
Cash and cash equivalents	$5,596	$5,686	$9,342
Restricted cash included in “Prepaid expenses and other current assets”	365	452	341
Restricted cash included in “Deferred charges and other assets”	776	773	798
Total cash, cash equivalents and restricted cash	$6,737	$6,911	$10,481
Note 4
New Accounting Standards
Financial Instruments - Credit Losses (Topic 326) Effective January 1, 2020, Chevron adopted Accounting Standards Update (ASU) 2016-13 and its related amendments. For additional information on the company’s expected credit losses, refer to Note 28 on page 96.
Note 5
Lease Commitments
The company enters into leasing arrangements as a lessee; any lessor arrangements are not significant. Operating lease arrangements mainly involve land, bareboat charters, terminals, drill ships, drilling rigs, time chartered vessels, office buildings and warehouses, and exploration and production equipment. Finance leases primarily include facilities, vessels, office buildings, and production equipment.
Details of the right-of-use assets and lease liabilities for operating and finance leases, including the balance sheet presentation, are as follows:

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

	At December 31, 2020		At December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Deferred charges and other assets	$3,949	$—	$4,074	$—
Properties, plant and equipment, net	—	455	—	329
Right-of-use assets[1]	$3,949	$455	$4,074	$329
Accrued Liabilities	$1,291	$—	$1,277	$—
Short-term Debt	—	186	—	18
Current lease liabilities	1,291	186	1,277	18
Deferred credits and other noncurrent obligations	2,615	—	2,608	—
Long-term Debt	—	447	—	282
Noncurrent lease liabilities	2,615	447	2,608	282
Total lease liabilities	$3,906	$633	$3,885	$300

Weighted-average remaining lease term (in years)	7.2	10.4	5.2	16.0
Weighted-average discount rate	2.8%	3.9%	3.2%	4.7%
1 Includes non-cash additions of $1,353 and $164 in 2020, and $1,201 and $184 in 2019 for right-of-use assets obtained in exchange for new and modified lease liabilities for operating and finance leases, respectively. 2020 includes $566 in operating lease right-of-use assets and $566 lease liabilities associated with the Puma acquisition. 2020 also includes $124 in operating lease right-of-use assets and $148 lease liabilities, and $112 in finance lease right-of-use assets and $309 lease liabilities associated with the Noble acquisition.
Total lease costs consist of both amounts recognized in the Consolidated Statement of Income during the period and amounts capitalized as part of the cost of another asset. Total lease costs incurred for operating and finance leases were as follows:

	Year-ended December 31
	2020	2019
Operating lease costs[1,2]	$2,551	$2,621
Finance lease costs	45	66
Total lease costs	$2,596	$2,687

1 Net rental expense of $816 for 2018.
2 Includes variable and short-term lease costs.
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year-ended December 31
	2020	2019
Operating cash flows from operating leases	$1,744	$1,574
Investing cash flows from operating leases	762	1,047
Operating cash flows from finance leases	14	13
Financing cash flows from finance leases	34	24
At December 31, 2020, the estimated future undiscounted cash flows for operating and finance leases were as follows:

		At December 31, 2020
		Operating Leases	Finance Leases
Year	2021	$1,376	$204
	2022	779	60
	2023	497	58
	2024	338	56
	2025	255	53
	Thereafter	1,112	331
	Total	$4,357	$762
Less: Amounts representing interest		451	129
Total lease liabilities		$3,906	$633
Additionally, the company has $907 in future undiscounted cash flows for operating leases not yet commenced. These leases are primarily for a drill ship and drilling rigs. For those leasing arrangements where the underlying asset is not yet constructed, the lessor is primarily involved in the design and construction of the asset.

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

	Year ended December 31
	2020	2019	2018
Sales and other operating revenues	$67,950	$109,314	$125,076
Total costs and other deductions	72,575	116,365	121,351
Net income (loss) attributable to CUSA	(2,676)	(5,061)	4,334

	At December 31
	2020	2019
Current assets	$10,555	$13,059
Other assets	48,054	50,796
Current liabilities	12,403	18,291
Other liabilities	14,102	12,565
Total CUSA net equity	$32,104	$32,999
Memo: Total debt	$7,133	$3,222
Note 7
Fair Value Measurements
The tables on the next page show the fair value hierarchy for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and December 31, 2019.
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at December 31, 2020.
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
Properties, Plant and Equipment The company reported impairments for certain upstream properties during 2020 primarily due to downward revisions to its oil and gas price outlook. The impact of these impairments is included in “Depreciation, depletion and amortization” on the Consolidated Statement of Income. The company reported impairments for certain upstream properties in 2019 primarily due to capital allocation decisions and a lower long-term commodity price outlook.
Investments and Advances In 2020, the company fully impaired its investments in Petropiar and Petroboscan in Venezuela. The impact of these impairments is included in “Income (loss) from equity affiliates” on the Consolidated Statement of Income. The company reported impairments for certain upstream equity companies in 2019 primarily due to capital allocation decisions and lower long-term commodity price outlook.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2020				At December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$31	$31	$—	$—	$63	$63	$—	$—
Derivatives	74	37	37	—	11	1	10	—
Total assets at fair value	$105	$68	$37	$—	$74	$64	$10	$—
Derivatives	173	58	115	—	74	26	48	—
Total liabilities at fair value	$173	$58	$115	$—	$74	$26	$48	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31					At December 31
					Before-Tax Loss					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Year 2020	Total	Level 1	Level 2	Level 3	Year 2019
Properties, plant and equipment, net (held and used)	$2,443	$—	$20	$2,423	$2,599	$2,177	$—	$—	$2,177	$2,095
Properties, plant and equipment, net (held for sale)	1,418	—	1,418	—	193	1,412	—	1,412	—	8,702
Investments and advances	28	—	—	28	2,555	52	—	30	22	594
Total nonrecurring assets at fair value	$3,889	$—	$1,438	$2,451	$5,347	$3,641	$—	$1,442	$2,199	$11,391
At year-end 2020, the company had assets measured at fair value Level 3 using unobservable inputs of $2,451. The carrying value of these assets were written down to fair value based on estimates derived from internal discounted cash flow models. Cash flows were determined using estimates of future production, an outlook of future price based on published prices and a discount rate believed to be consistent with those used by principal market participants. The significant Level 3 inputs were attributed to two assets, one in an international location where volumes and price were primarily based on natural gas, and the second was in a U.S. location where volumes and price were primarily based on crude.
Assets and Liabilities Not Required to Be Measured at Fair Value The company holds cash equivalents and time deposits in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $5,596 and $5,686 at December 31, 2020, and December 31, 2019, respectively. The fair values of cash, cash equivalents and bank time deposits are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at December 31, 2020.
“Cash and cash equivalents” do not include investments with a carrying/fair value of $1,141 and $1,225 at December 31, 2020, and December 31, 2019, respectively. At December 31, 2020, these investments are classified as Level 1 and include restricted funds related to certain upstream decommissioning activities, tax payments and a financing program, which are reported in “Deferred charges and other assets” on the Consolidated Balance Sheet. Long-term debt, excluding finance lease liabilities, of $30,805 and $13,659 at December 31, 2020, and December 31, 2019, respectively, had estimated fair values of $34,390 and $14,326, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $32,123 and classified as Level 1. The fair value of other long-term debt is $2,267 and classified as Level 2.
The carrying values of short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at December 31, 2020 and 2019, were not material.
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
Derivative instruments measured at fair value at December 31, 2020, December 31, 2019, and December 31, 2018, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are below:
Consolidated Balance Sheet: Fair Value of Derivatives Not Designated as Hedging Instruments

			At December 31
Type of Contract	Balance Sheet Classification	2020	2019
Commodity	Accounts and notes receivable, net	$73	$11
Commodity	Long-term receivables, net	1	—
Total assets at fair value		$74	$11
Commodity	Accounts payable	$172	$74
Commodity	Deferred credits and other noncurrent obligations	1	—
Total liabilities at fair value		$173	$74
Consolidated Statement of Income: The Effect of Derivatives Not Designated as Hedging Instruments

		Gain/(Loss)
Type of Derivative	Statement of	Year ended December 31
Contract	Income Classification	2020	2019	2018
Commodity	Sales and other operating revenues	$69	$(291)	$135
Commodity	Purchased crude oil and products	(36)	(17)	(33)
Commodity	Other income	7	(2)	3
		$40	$(310)	$105
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities

	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amounts
At December 31, 2020
Derivative Assets	$818	$744	$74	$—	$74
Derivative Liabilities	$917	$744	$173	$—	$173
At December 31, 2019
Derivative Assets	$656	$645	$11	$—	$11
Derivative Liabilities	$719	$645	$74	$—	$74

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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Note 9
Assets Held for Sale
At December 31, 2020, the company classified $1,101 of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2020 were not material.
Note 10
Equity
Retained earnings at December 31, 2020 and 2019, included $26,532 and $25,319, respectively, for the company’s share of undistributed earnings of equity affiliates.
At December 31, 2020, about 67 million shares of Chevron’s common stock remained available for issuance from the 260 million shares that were reserved for issuance under the Chevron Long-Term Incentive Plan. In addition, 644,376 shares remain available for issuance from the 1,600,000 shares of the company’s common stock that were reserved for awards under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan.
Note 11
Earnings Per Share
Basic earnings per share (EPS) is based upon “Net Income (Loss) Attributable to Chevron Corporation” (“earnings”) and includes the effects of deferrals of salary and other compensation awards that are invested in Chevron stock units by certain officers and employees of the company. Diluted EPS includes the effects of these items as well as the dilutive effects of outstanding stock options awarded under the company’s stock option programs (refer to Note 20, “Stock Options and Other Share-Based Compensation,” beginning on page 86). The table below sets forth the computation of basic and diluted EPS:

	Year ended December 31
	2020	2019	2018
Basic EPS Calculation
Earnings available to common stockholders - Basic[1]	$(5,543)	$2,924	$14,824
Weighted-average number of common shares outstanding[2]	1,870	1,882	1,897
Add: Deferred awards held as stock units	—	—	1
Total weighted-average number of common shares outstanding	1,870	1,882	1,898
Earnings per share of common stock - Basic	$(2.96)	$1.55	$7.81
Diluted EPS Calculation
Earnings available to common stockholders - Diluted[1]	$(5,543)	$2,924	$14,824
Weighted-average number of common shares outstanding[2]	1,870	1,882	1,897
Add: Deferred awards held as stock units	—	—	1
Add: Dilutive effect of employee stock-based awards	—	13	16
Total weighted-average number of common shares outstanding	1,870	1,895	1,914
Earnings per share of common stock - Diluted	$(2.96)	$1.54	$7.74
[1] There was no effect of dividend equivalents paid on stock units or dilutive impact of employee stock-based awards on earnings.
[2] Millions of shares; 1 million shares of employee-based awards were not included in the 2020 diluted EPS calculation as the result would be anti-dilutive.
Note 12
Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing, producing and transporting crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids plant. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil, refined products and lubricants; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. All Other activities of the company include worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology activities.

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
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Non billable costs remain at the corporate level in “All Other.” Earnings by major operating area are presented in the following table:

	Year ended December 31
	2020	2019	2018
Upstream
United States	$(1,608)	$(5,094)	$3,278
International	(825)	7,670	10,038
Total Upstream	(2,433)	2,576	13,316
Downstream
United States	(571)	1,559	2,103
International	618	922	1,695
Total Downstream	47	2,481	3,798
Total Segment Earnings	(2,386)	5,057	17,114
All Other
Interest expense	(658)	(761)	(713)
Interest income	52	181	137
Other	(2,551)	(1,553)	(1,714)
Net Income (Loss) Attributable to Chevron Corporation	$(5,543)	$2,924	$14,824
Segment Assets Segment assets do not include intercompany investments or receivables. Assets at year-end 2020 and 2019 are as follows:

	At December 31
	2020	2019
Upstream
United States	$42,431	$35,926
International	144,476	145,648
Goodwill	4,402	4,463
Total Upstream	191,309	186,037
Downstream
United States	23,490	25,197
International	16,096	16,955
Total Downstream	39,586	42,152
Total Segment Assets	230,895	228,189
All Other
United States	4,017	3,475
International	4,878	5,764
Total All Other	8,895	9,239
Total Assets – United States	69,938	64,598
Total Assets – International	165,450	168,367
Goodwill	4,402	4,463
Total Assets	$239,790	$237,428
Segment Sales and Other Operating Revenues Operating segment sales and other operating revenues, including internal transfers, for the years 2020, 2019 and 2018, are presented in the table on the next page. Products are transferred between operating segments at internal product values that approximate market prices.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

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

	Year ended December 31[1]
	2020	2019	2018
Upstream
United States	$14,577	$23,358	$22,891
International	26,804	35,628	37,822
Subtotal	41,381	58,986	60,713
Intersegment Elimination — United States	(8,068)	(14,944)	(13,965)
Intersegment Elimination — International	(7,002)	(12,335)	(13,679)
Total Upstream	26,311	31,707	33,069
Downstream
United States	32,589	55,271	59,376
International	38,936	57,654	70,095
Subtotal	71,525	112,925	129,471
Intersegment Elimination — United States	(2,150)	(3,924)	(2,742)
Intersegment Elimination — International	(1,292)	(1,089)	(1,132)
Total Downstream	68,083	107,912	125,597
All Other
United States	744	1,064	1,022
International	15	20	22
Subtotal	759	1,084	1,044
Intersegment Elimination — United States	(667)	(818)	(786)
Intersegment Elimination — International	(15)	(20)	(22)
Total All Other	77	246	236
Sales and Other Operating Revenues
United States	47,910	79,693	83,289
International	65,755	93,302	107,939
Subtotal	113,665	172,995	191,228
Intersegment Elimination — United States	(10,885)	(19,686)	(17,493)
Intersegment Elimination — International	(8,309)	(13,444)	(14,833)
Total Sales and Other Operating Revenues	$94,471	$139,865	$158,902
1 Other than the United States, no other country accounted for 10 percent or more of the company’s Sales and Other Operating Revenues.
Segment Income Taxes Segment income tax expense for the years 2020, 2019 and 2018 is as follows:

	Year ended December 31
	2020	2019	2018
Upstream
United States	$(570)	$(1,550)	$811
International	(415)	3,492	4,687
Total Upstream	(985)	1,942	5,498
Downstream
United States	(192)	392	534
International	253	170	328
Total Downstream	61	562	862
All Other	(968)	187	(645)
Total Income Tax Expense (Benefit)	$(1,892)	$2,691	$5,715
Other Segment Information Additional information for the segmentation of major equity affiliates is contained in Note 13, on page 77. Information related to properties, plant and equipment by segment is contained in Note 16, on page 82.

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

Investments and Advances			Equity in Earnings
	At December 31		Year ended December 31
	2020	2019	2020	2019	2018
Upstream
Tengizchevroil	$22,685	$20,214	$1,238	$3,067	$3,614
Petropiar	—	1,396	(1,396)	80	317
Petroboscan	—	1,139	(1,112)	(11)	357
Caspian Pipeline Consortium	835	883	159	155	170
Angola LNG Limited	2,258	2,423	(166)	(26)	172
Noble Midstream equity affiliates	895	—	(9)	—	—
Other	980	881	146	(478)	19
Total Upstream	27,653	26,936	(1,140)	2,787	4,649
Downstream
Chevron Phillips Chemical Company LLC	6,181	6,241	630	880	1,034
GS Caltex Corporation	3,547	3,796	(185)	13	373
Other	1,389	1,443	223	288	273
Total Downstream	11,117	11,480	668	1,181	1,680
All Other
Other	(14)	(14)	—	—	(2)
Total equity method	$38,756	$38,402	$(472)	$3,968	$6,327
Other non-equity method investments	296	286
Total investments and advances	$39,052	$38,688
Total United States	$7,978	$7,203	$709	$641	$1,033
Total International	$31,074	$31,485	$(1,181)	$3,327	$5,294
Descriptions of major affiliates and non-equity investments, including significant differences between the company’s carrying value of its investments and its underlying equity in the net assets of the affiliates, are as follows:
Tengizchevroil Chevron has a 50 percent equity ownership interest in Tengizchevroil (TCO), which operates the Tengiz and Korolev crude oil fields in Kazakhstan. At December 31, 2020, the company’s carrying value of its investment in TCO was about $100 higher than the amount of underlying equity in TCO’s net assets. This difference results from Chevron acquiring a portion of its interest in TCO at a value greater than the underlying book value for that portion of TCO’s net assets. Included in the investment is a loan to TCO to fund the development of the Future Growth and Wellhead Pressure Management Project with a balance of $4,825.
Petropiar Chevron has a 30 percent interest in Petropiar, a joint stock company which operates the heavy oil Huyapari Field and upgrading project in Venezuela’s Orinoco Belt. In 2020, the company fully impaired its investments in the Petropiar affiliate and, effective July 1, 2020, began accounting for this venture as a non-equity method investment. At December 31, 2020, the underlying equity in Petropiar’s net assets was approximately $1,500.
Petroboscan Chevron has a 39.2 percent interest in Petroboscan, a joint stock company which operates the Boscan Field in Venezuela. In 2020, the company fully impaired its investments in the Petroboscan affiliate and, effective July 1, 2020, began accounting for this venture as a non-equity method investment. At December 31, 2020, the underlying equity in Petroboscan’s net assets was approximately $1,100. The company also has an outstanding long-term loan to Petroboscan of $560 at year-end 2020.
Caspian Pipeline Consortium Chevron has a 15 percent interest in the Caspian Pipeline Consortium, which provides the critical export route for crude oil from both TCO and Karachaganak.
Angola LNG Limited Chevron has a 36.4 percent interest in Angola LNG Limited, which processes and liquefies natural gas produced in Angola for delivery to international markets.
Noble Midstream Equity Affiliates Noble Midstream, a fully consolidated subsidiary of Chevron, has equity investments in entities which operate midstream assets in the United States. At December 31, 2020, equity investments included

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Advantage Pipeline LLC (50 percent), Delaware Crossing LLC (50 percent), EPIC Crude Holdings (30 percent), EPIC Y-Grade (15 percent), EPIC Propane (15 percent), and Saddlehorn Pipeline Company, LLC (20 percent).
Chevron Phillips Chemical Company LLC Chevron owns 50 percent of Chevron Phillips Chemical Company LLC. The other half is owned by Phillips 66.
GS Caltex Corporation Chevron owns 50 percent of GS Caltex Corporation, a joint venture with GS Energy in South Korea. The joint venture imports, refines and markets petroleum products, petrochemicals and lubricants.
Other Information “Sales and other operating revenues” on the Consolidated Statement of Income includes $6,038, $8,006 and $10,378 with affiliated companies for 2020, 2019 and 2018, respectively. “Purchased crude oil and products” includes $3,003, $5,694 and $6,598 with affiliated companies for 2020, 2019 and 2018, respectively.
“Accounts and notes receivable” on the Consolidated Balance Sheet includes $807 and $810 due from affiliated companies at December 31, 2020 and 2019, respectively. “Accounts payable” includes $244 and $506 due to affiliated companies at December 31, 2020 and 2019, respectively.
The following table provides summarized financial information on a 100 percent basis for all equity affiliates as well as Chevron’s total share, which includes Chevron’s net loans to affiliates of $5,153, $4,331 and $3,402 at December 31, 2020, 2019 and 2018, respectively.

	Affiliates			Chevron Share
Year ended December 31	2020	2019	2018	2020	2019	2018
Total revenues	$49,093	$66,473	$84,469	$21,641	$32,628	$40,679
Income before income tax expense	5,682	13,197	16,693	2,550	5,954	6,755
Net income attributable to affiliates	4,704	9,809	13,321	2,034	4,366	6,384
At December 31
Current assets	$17,087	$30,791	$32,657	$7,328	$12,998	$12,813
Noncurrent assets	97,468	97,177	87,614	43,247	41,531	36,369
Current liabilities	12,164	26,032	26,006	5,052	10,610	9,843
Noncurrent liabilities	25,586	21,593	20,000	5,884	5,068	4,446
Total affiliates’ net equity	$76,805	$80,343	$74,265	$39,639	$38,851	$34,893
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
Ecuador
Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of an oil production consortium with Ecuadorian state-owned Petroecuador from 1967 until 1992. After termination of the consortium and a third-party environmental audit, Ecuador and the consortium parties entered into a settlement agreement specifying Texpet’s remediation obligations. Following Texpet’s completion of a three-year remediation program, Ecuador certified the remediation as proper and released Texpet and its affiliates from environmental liability. In May 2003, plaintiffs alleging environmental harm from the consortium’s activities sued Chevron in the Superior Court in Lago Agrio, Ecuador. In February 2011, that court entered a judgment against Chevron for approximately $9,500 plus additional punitive damages. An appellate panel affirmed, and Ecuador’s National Court of Justice ratified the judgment but nullified the punitive damages, resulting in a judgment of approximately $9,500. Ecuador’s highest Constitutional Court rejected Chevron’s final appeal in July 2018.
In February 2011, Chevron sued the Lago Agrio plaintiffs and several of their lawyers and supporters in the U.S. District Court for the Southern District of New York (SDNY) for violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and state law. The SDNY court ruled that the Ecuadorian judgment had been procured through fraud, bribery, and corruption, and prohibited the RICO defendants from seeking to enforce the Ecuadorian judgment in the United States or profiting from their illegal acts. The Court of Appeals for the Second Circuit affirmed, and the U.S. Supreme Court denied certiorari in June 2017, rendering final the U.S. judgment in favor of Chevron. The Lago Agrio plaintiffs sought to

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

have the Ecuadorian judgment recognized and enforced in Canada, Brazil, and Argentina. All of those recognition and enforcement actions were dismissed and resolved in Chevron’s favor. Chevron and Texpet filed an arbitration claim against Ecuador in September 2009 before an arbitral tribunal administered by the Permanent Court of Arbitration in The Hague, under the United States-Ecuador Bilateral Investment Treaty. In August 2018, the Tribunal issued an award holding that the Ecuadorian judgment was based on environmental claims that Ecuador had settled and released, and that it was procured through fraud, bribery, and corruption. According to the Tribunal, the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” The Tribunal ordered Ecuador to remove the status of enforceability from the Ecuadorian judgment and to compensate Chevron for any injuries resulting from the judgment. The third and final phase of the arbitration, to determine the amount of compensation Ecuador owes to Chevron, is ongoing. In September 2020, the District Court of The Hague denied Ecuador’s request to set aside the Tribunal’s award, stating that it now is “common ground” between Ecuador and Chevron that the Ecuadorian judgment is fraudulent. In December 2020, Ecuador appealed the District Court’s decision to The Hague Court of Appeals. In a separate proceeding, Ecuador also admitted that the Ecuadorian judgment is fraudulent in a public filing with the Office of the United States Trade Representative in July 2020.
Management’s Assessment The ultimate outcome of the foregoing matters, including any financial effect on Chevron, remains uncertain. Chevron continues to believe that the Ecuadorian judgment is illegitimate and unenforceable and that it does not provide any basis upon which an estimate of a reasonably possible loss or range of loss can be made.
Note 15
Taxes

Income Taxes	Year ended December 31
	2020	2019	2018
Income tax expense (benefit)
U.S. federal
Current	$(182)	$(73)	$(181)
Deferred	(1,315)	(1,074)	738
State and local
Current	65	153	183
Deferred	(152)	(172)	(16)
Total United States	(1,584)	(1,166)	724
International
Current	1,833	4,577	4,662
Deferred	(2,141)	(720)	329
Total International	(308)	3,857	4,991
Total income tax expense (benefit)	$(1,892)	$2,691	$5,715
The reconciliation between the U.S. statutory federal income tax rate and the company’s effective income tax rate is detailed in the following table:

	2020	2019	2018
Income (loss) before income taxes
United States	$(5,700)	$(5,483)	$4,730
International	(1,753)	11,019	15,845
Total income (loss) before income taxes	(7,453)	5,536	20,575
Theoretical tax (at U.S. statutory rate of 21% )	(1,565)	1,163	4,321
Effect of U.S. tax reform	—	3	(26)
Equity affiliate accounting effect	211	(687)	(1,526)
Effect of income taxes from international operations*	(39)	2,196	3,132
State and local taxes on income, net of U.S. federal income tax benefit	(65)	(18)	162
Prior year tax adjustments, claims and settlements	(236)	192	(51)
Tax credits	(33)	(18)	(163)
Other U.S.*	(165)	(140)	(134)
Total income tax expense (benefit)	$(1,892)	$2,691	$5,715

Effective income tax rate	25.4%	48.6%	27.8%
* Includes one-time tax costs (benefits) associated with changes in uncertain tax positions and valuation allowances.
The 2020 decrease in income tax expense of $4,583 is a result of the year-over-year decrease in total income before income tax expense, which is primarily due to lower crude oil prices in 2020, partially offset by lower impairment and write off

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

charges. The company’s effective tax rate changed from 49 percent in 2019 to 25 percent in 2020. The change in effective tax rate is a consequence of mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The company records its deferred taxes on a tax-jurisdiction basis. The reported deferred tax balances are composed of the following:

		At December 31
	2020	2019
Deferred tax liabilities
Properties, plant and equipment	$16,603	$17,251
Investments and other	5,617	5,372
Total deferred tax liabilities	22,220	22,623
Deferred tax assets
Foreign tax credits	(10,585)	(9,840)
Asset retirement obligations/environmental reserves	(4,721)	(4,329)
Employee benefits	(3,856)	(3,454)
Deferred credits	(1,056)	(1,083)
Tax loss carryforwards	(6,701)	(5,262)
Other accrued liabilities	(228)	(441)
Inventory	(633)	(662)
Operating leases	(1,234)	(1,211)
Miscellaneous	(3,685)	(2,796)
Total deferred tax assets	(32,699)	(29,078)
Deferred tax assets valuation allowance	17,762	15,965
Total deferred taxes, net	$7,283	$9,510
Deferred tax liabilities decreased by $403 from year-end 2019. The decrease to Properties, plant and equipment temporary differences was partially offset with an increase to Investments and other. The Properties, plant and equipment decrease was primarily due to upstream impairments. Deferred tax assets increased by $3,621 from year-end 2019. This increase was primarily related to increases in tax loss carryforwards for various locations, miscellaneous items related to foreign exchange and foreign tax credits acquired with the purchase of Noble.
The overall valuation allowance relates to deferred tax assets for U.S. foreign tax credit carryforwards, tax loss carryforwards and temporary differences. The valuation allowance reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. At the end of 2020, the company had gross tax loss carryforwards of approximately $19,763 and tax credit carryforwards of approximately $1,056, primarily related to various international tax jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2021 through 2034. U.S. foreign tax credit carryforwards of $10,585 will expire between 2021 and 2030.
At December 31, 2020 and 2019, deferred taxes were classified on the Consolidated Balance Sheet as follows:

	At December 31
	2020	2019
Deferred charges and other assets	$(5,286)	$(4,178)
Noncurrent deferred income taxes	12,569	13,688
Total deferred income taxes, net	$7,283	$9,510
Income taxes are not accrued for unremitted earnings of international operations that have been or are intended to be reinvested indefinitely. The indefinite reinvestment assertion continues to apply for the purpose of determining deferred tax liabilities for U.S. state and foreign withholding tax purposes.
U.S. state and foreign withholding taxes are not accrued for unremitted earnings of international operations that have been or are intended to be reinvested indefinitely. Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $52,100 at December 31, 2020. This amount represents earnings reinvested as part of the company’s ongoing international business. It is not practicable to estimate the amount of state and foreign taxes that might be payable on the possible remittance of earnings that are intended to be reinvested indefinitely. The company does not anticipate incurring significant additional taxes on remittances of earnings that are not indefinitely reinvested.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

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
The following table indicates the changes to the company’s unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	2020	2019	2018
Balance at January 1	$4,987	$5,070	$4,828
Foreign currency effects	2	1	(6)
Additions based on tax positions taken in current year	253	94	239
Additions for tax positions taken in prior years	437	313	153
Reductions for tax positions taken in prior years	(216)	(194)	(131)
Settlements with taxing authorities in current year	(429)	(78)	(13)
Reductions as a result of a lapse of the applicable statute of limitations	(16)	(219)	—
Balance at December 31	$5,018	$4,987	$5,070
Approximately 83 percent of the $5,018 of unrecognized tax benefits at December 31, 2020, would have an impact on the effective tax rate if subsequently recognized. Certain of these unrecognized tax benefits relate to tax carryforwards that may require a full valuation allowance at the time of any such recognition.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of December 31, 2020. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States – 2013, Nigeria – 2007, Australia – 2009 and Kazakhstan – 2012.
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
On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income tax expense.” As of December 31, 2020, accrual benefit of $(95) for anticipated interest and penalty were included on the Consolidated Balance Sheet, compared with accrual charges of $30 as of year-end 2019. Income tax expense (benefit) associated with interest and penalties was $(124), $(3) and $8 in 2020, 2019 and 2018, respectively.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Taxes Other Than on Income
	Year ended December 31
	2020	2019	2018
United States
Excise and similar taxes on products and merchandise	$4,566	$4,990	$4,830
Consumer excise taxes collected on behalf of third parties	(4,566)	(4,990)	(4,830)
Import duties and other levies	7	2	15
Property and other miscellaneous taxes	2,248	1,785	1,577
Payroll taxes	235	254	246
Taxes on production	317	355	325
Total United States	2,807	2,396	2,163
International
Excise and similar taxes on products and merchandise	2,367	2,801	3,031
Consumer excise taxes collected on behalf of third parties	(2,367)	(2,801)	(3,031)
Import duties and other levies	39	35	37
Property and other miscellaneous taxes	1,461	1,435	2,370
Payroll taxes	117	125	132
Taxes on production	75	145	165
Total International	1,692	1,740	2,704
Total taxes other than on income	$4,499	$4,136	$4,867

Note 16
Properties, Plant and Equipment1

	At December 31						Year ended December 31
	Gross Investment at Cost			Net Investment			Additions at Cost[2]			Depreciation Expense[3]
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Upstream
United States	$96,555	$82,117	$88,155	$38,175	$31,082	$39,526	$13,067	$7,751	$6,434	$6,841	$15,222	$5,328
International	209,846	206,292	215,329	102,010	102,639	113,603	11,069	3,664	4,865	11,121	12,618	12,726
Total Upstream	306,401	288,409	303,484	140,185	133,721	153,129	24,136	11,415	11,299	17,962	27,840	18,054
Downstream
United States	26,499	25,968	24,685	11,101	11,398	10,838	638	1,452	1,259	851	869	751
International	7,993	7,480	7,237	3,395	3,114	3,023	573	355	278	283	256	282
Total Downstream	34,492	33,448	31,922	14,496	14,512	13,861	1,211	1,807	1,537	1,134	1,125	1,033
All Other
United States	4,195	4,719	4,667	1,916	2,236	2,186	194	324	224	403	243	320
International	144	146	171	21	25	31	5	9	6	9	10	12
Total All Other	4,339	4,865	4,838	1,937	2,261	2,217	199	333	230	412	253	332
Total United States	127,249	112,804	117,507	51,192	44,716	52,550	13,899	9,527	7,917	8,095	16,334	6,399
Total International	217,983	213,918	222,737	105,426	105,778	116,657	11,647	4,028	5,149	11,413	12,884	13,020
Total	$345,232	$326,722	$340,244	$156,618	$150,494	$169,207	$25,546	$13,555	$13,066	$19,508	$29,218	$19,419
1Other than the United States and Australia, no other country accounted for 10 percent or more of the company’s net properties, plant and equipment (PP&E) in 2020. Australia had PP&E of $48,060, $51,359 and $53,768 in 2020, 2019 and 2018, respectively. Gross Investment at Cost, Net Investment and Additions at Cost for 2020 each include $16,703 associated with the Noble acquisition.
2Net of dry hole expense related to prior years’ expenditures of $709, $49 and $343 in 2020, 2019 and 2018, respectively.
3Depreciation expense includes accretion expense of $560, $628 and $654 in 2020, 2019 and 2018, respectively, and impairments of $2,792, $10,797 and $735 in 2020, 2019 and 2018, respectively.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Note 17
Short-Term Debt

	At December 31
	2020	2019
Commercial paper[1]	$5,612	$4,654
Notes payable to banks and others with originating terms of one year or less	15	228
Current maturities of long-term debt	2,600	5,054
Current maturities of long-term finance leases	186	18
Redeemable long-term obligations
Long-term debt	2,960	3,078
Subtotal	11,373	13,032
Reclassified to long-term debt	(9,825)	(9,750)
Total short-term debt	$1,548	$3,282
[1] Weighted-average interest rates at December 31, 2020 and 2019, were 0.15% and 1.69%, respectively.
Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.
The company may periodically enter into interest rate swaps on a portion of its short-term debt. At December 31, 2020, the company had no interest rate swaps on short-term debt.
At December 31, 2020, the company had $9,825 in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facility would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under this facility at December 31, 2020.
The company classified $9,825 and $9,750 of short-term debt as long-term at December 31, 2020 and 2019, respectively. Settlement of these obligations is not expected to require the use of working capital within one year, and the company has both the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Note 18
Long-Term Debt
Total long-term debt including finance lease liabilities at December 31, 2020, was $42,767. The company’s long-term debt outstanding at year-end 2020 and 2019 was as follows:

			At December 31
			2020	2019
	Weighted Average Interest Rate (%)[1]	Range of Interest Rates (%)[2]	Principal	Principal
Notes due 2021		2.100	$1,350	$1,350
Floating rate notes due 2021	0.913	0.751 - 1.171	650	650
Debentures due 2021		8.875	40	40
Notes due 2022	2.179	0.333 - 2.498	3,800	3,400
Floating rate notes due 2022	0.594	0.324 - 0.762	1,000	650
Notes due 2023	2.377	0.426 - 7.250	4,800	3,000
Floating rate notes due 2023	0.676	0.414 - 1.114	800	—
Notes due 2024	3.291	2.895 - 3.900	1,650	1,000
Notes due 2025	1.724	0.687 - 3.326	4,000	750
Notes due 2026		2.954	2,250	2,250
Notes due 2027	2.379	1.018 - 8.000	2,000	—
Notes due 2028		3.850	600	—
Notes due 2029		3.250	500	—
Notes due 2030		2.236	1,500	—
Debentures due 2031		8.625	108	108
Debentures due 2032	8.414	8.000 - 8.625	222	222
Notes due 2040		2.978	500	—
Notes due 2041		6.000	850	—
Notes due 2043		5.250	1,000	—
Notes due 2044		5.050	850	—
Notes due 2047		4.950	500	—
Notes due 2049		4.200	500	—
Notes due 2050	2.763	2.343 - 3.078	1,750	—
Debentures due 2097		7.250	84	—
Bank loans due 2021 - 2023	1.530	1.240 - 2.004	1,948	—
3.400% loan[3]		3.400	218	218
Medium-term notes, maturing from 2021 to 2038	6.131	0.000 - 8.875	37	38
Notes due 2020			—	5,054
Total including debt due within one year			33,507	18,730
Debt due within one year			(2,600)	(5,054)
Fair market valuation adjustment of Noble long-term debt			1,690	—
Reclassified from short-term debt			9,825	9,750
Unamortized discounts and debt issuance costs			(102)	(17)
Finance lease liabilities[4]			447	282
Total long-term debt			$42,767	$23,691
[1] Weighted-average interest rate at December 31, 2020
[2] Range of interest rates at December 31, 2020.
[3] Maturity date is conditional upon the occurrence of certain events. 2022 is the earliest period in which the loan may become payable
[4] For details on finance lease liabilities, see Note 5 beginning on page 69
Chevron has an automatic shelf registration statement that expires in August 2023. This registration statement is for an unspecified amount of nonconvertible debt securities issued or guaranteed by Chevron Corporation or CUSA.
Long-term debt excluding finance lease liabilities with a principal balance of $33,507 matures as follows: 2021 – $2,600; 2022 – $5,548; 2023 – $6,475; 2024 – $1,650; 2025 – $4,000; and after 2025 – $13,234.
The company completed bond issuances of $8,000 and $4,000 in May and August 2020, respectively. Chevron also assumed total debt, including finance lease obligations, with a fair value of approximately $9,400, associated with the acquisition of Noble on October 5, 2020.
Included in the debt assumed from Noble were senior notes, with an aggregate principal amount of $5,800, with interest rates ranging from 3.250 percent to 8.000 percent and maturity dates ranging from 2023 to 2049. On January 6, 2021, Chevron announced that the aggregate principal amount of $5,697 of prior Noble senior notes were exchanged for new

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

senior notes issued by CUSA, guaranteed by Chevron, and having the same interest rates and maturity dates as the Noble senior notes. The aggregate principal amount of $5,697 prior Noble notes were validly tendered and accepted and subsequently terminated. Following such termination, $103 aggregate principal amount remains outstanding across ten series of senior notes issued by Noble, for which Chevron provided no guarantee, and the indentures were modified to eliminate any financial reporting or credit rating requirements. In February 2021, the indenture governing Noble’s 7.250 percent senior debentures due 2097 was modified to provide a guarantee by Chevron and eliminate any financial reporting or credit rating requirements.
See Note 7, beginning on page 71, for information concerning the fair value of the company’s long-term debt.
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
The following table indicates the changes to the company’s suspended exploratory well costs for the three years ended December 31, 2020:

	2020	2019	2018
Beginning balance at January 1	$3,041	$3,563	$3,702
Additions to capitalized exploratory well costs pending the determination of proved reserves	28	244	207
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(102)	(500)	(13)
Capitalized exploratory well costs charged to expense	(667)	(125)	(333)
Other*	212	(141)	—
Ending balance at December 31	$2,512	$3,041	$3,563
* 2020 represents fair value of well costs acquired in the Noble acquisition. 2019 represents property sales.
The following table provides an aging of capitalized well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling. The aging of the former Noble wells is based on the date the drilling was completed, rather than Chevron’s October 2020 acquisition of Noble.

	At December 31
	2020	2019	2018
Exploratory well costs capitalized for a period of one year or less	$26	$214	$202
Exploratory well costs capitalized for a period greater than one year	2,486	2,827	3,361
Balance at December 31	$2,512	$3,041	$3,563
Number of projects with exploratory well costs that have been capitalized for a period greater than one year*	17	22	30
*    Certain projects have multiple wells or fields or both.
Of the $2,486 of exploratory well costs capitalized for more than one year at December 31, 2020, $1,197 is related to 7 projects that had drilling activities underway or firmly planned for the near future. The $1,289 balance is related to 10 projects in areas requiring a major capital expenditure before production could begin and for which additional drilling efforts were not underway or firmly planned for the near future. Additional drilling was not deemed necessary because the presence of hydrocarbons had already been established, and other activities were in process to enable a future decision on project development.
The projects for the $1,289 referenced above had the following activities associated with assessing the reserves and the projects’ economic viability: (a) $826 (seven projects) – undergoing front-end engineering and design with final investment decision expected within four years; (b) $463 (three projects) – development alternatives under review. While progress was being made on all 17 projects, the decision on the recognition of proved reserves under SEC rules in some cases may not occur for several years because of the complexity, scale and negotiations associated with the projects. More than half of these decisions are expected to occur in the next five years.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

The $2,486 of suspended well costs capitalized for a period greater than one year as of December 31, 2020, represents 89 exploratory wells in 17 projects. The tables below contain the aging of these costs on a well and project basis:

Aging based on drilling completion date of individual wells:	Amount	Number of wells
2000-2009	$342	17
2010-2014	1,457	54
2015-2019	687	18
Total	$2,486	89

Aging based on drilling completion date of last suspended well in project:	Amount	Number of projects
2003-2012	$371	4
2013-2016	1,627	8
2017-2020	488	5
Total	$2,486	17
Note 20
Stock Options and Other Share-Based Compensation
Compensation expense for stock options for 2020, 2019 and 2018 was $94 ($74 after tax), $81 ($64 after tax) and $105 ($83 after tax), respectively. In addition, compensation expense for stock appreciation rights, restricted stock, performance shares and restricted stock units was $96 ($76 after tax), $313 ($266 after tax) and $60 ($47 after tax) for 2020, 2019 and 2018, respectively. No significant stock-based compensation cost was capitalized at December 31, 2020, or December 31, 2019.
Cash received in payment for option exercises under all share-based payment arrangements for 2020, 2019 and 2018 was $226, $1,090 and $1,159, respectively. Actual tax benefits realized for the tax deductions from option exercises were $8, $43 and $43 for 2020, 2019 and 2018, respectively.
Cash paid to settle performance shares, restricted stock units and stock appreciation rights was $95, $119 and $157 for 2020, 2019 and 2018, respectively. Cash paid in 2020 included $11 million for Noble awards paid under change-in-control plan provisions.
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
Noble Share-Based Plans (Noble Plans) On the closing of the acquisition of Noble in October 2020, outstanding stock options granted under various Noble Plans were exchanged for fully vested Chevron options at a conversion rate of 0.1191 Chevron shares for each Noble share. These awards retained the same provision as the original Noble Plans. Awards issued may be exercised for up to 5 years after termination of employment, depending upon the termination type, or the original expiration date, whichever is earlier. Other awards issued under the Noble Plans included restricted stock, phantom stock units, and performance shares that retained the same provisions as the original Noble Plans. Upon termination of employment due to change-in-control, all unvested awards issued under the Noble Plans, including stock options, restricted stock, phantom stock units and performance shares become vested on the termination date.
Fair Value and Assumptions The fair market values of stock options and stock appreciation rights granted in 2020, 2019 and 2018 were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

	Year ended December 31
	2020	2019	2018
Expected term in years[1]	6.6	6.6	6.5
Volatility[2]	20.8%	20.5%	21.2%
Risk-free interest rate based on zero coupon U.S. treasury note	1.5%	2.6%	2.6%
Dividend yield	4.0%	3.8%	3.8%
Weighted-average fair value per option granted	$13.00	$15.82	$18.18
1    Expected term is based on historical exercise and post-vesting cancellation data.
2    Volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.
A summary of option activity, including Noble, during 2020 is presented below:

	Shares (Thousands)	Weighted-Average Exercise Price	Averaged Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	86,641	$103.22
Granted	8,281	$150.98
Exercised	(2,739)	$78.92
Forfeited	(2,033)	$110.72
Outstanding at December 31, 2020	90,150	$108.17	4.11	$23
Exercisable at December 31, 2020	80,860	$107.65	3.59	$23
The total intrinsic value (i.e., the difference between the exercise price and the market price) of options exercised during 2020, 2019 and 2018 was $92, $516 and $506, respectively. During this period, the company continued its practice of issuing treasury shares upon exercise of these awards.
As of December 31, 2020, there was $57 of total unrecognized before-tax compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.
At January 1, 2020, the number of LTIP performance shares outstanding was equivalent to 4,386,784 shares. During 2020, 2,064,598 performance shares were granted, 676,282 shares vested with cash proceeds distributed to recipients and 1,340,303 shares were forfeited. At December 31, 2020, performance shares outstanding were 4,434,797. The fair value of the liability recorded for these instruments was $385, and was measured using the Monte Carlo simulation method.
At January 1, 2020, the number of restricted stock units outstanding was equivalent to 2,512,345 shares. During 2020, 1,253,337 restricted stock units were granted, 165,007 units vested with cash proceeds distributed to recipients and 296,742 units were forfeited. At December 31, 2020, restricted stock units outstanding were 3,303,933. The fair value of the liability recorded for the vested portion of these instruments was $197, valued at the stock price as of December 31, 2020. In addition, outstanding stock appreciation rights that were granted under LTIP totaled approximately 4.1 million equivalent shares as of December 31, 2020. The fair value of the liability recorded for the vested portion of these instruments was $34.
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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

The funded status of the company’s pension and OPEB plans for 2020 and 2019 follows:

	Pension Benefits
	2020		2019		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2020	2019
Change in Benefit Obligation
Benefit obligation at January 1	$14,465	$5,680	$11,726	$4,820	$2,520	$2,430
Service cost	497	130	406	139	38	36
Interest cost	353	175	397	199	71	96
Plan participants’ contributions	—	3	—	4	59	72
Plan amendments	—	—	—	29	—	—
Actuarial (gain) loss	1,782	550	2,922	673	191	125
Foreign currency exchange rate changes	—	158	—	121	(1)	2
Benefits paid	(2,045)	(368)	(1,035)	(302)	(214)	(240)
Divestitures/Acquisitions	22	—	49	—	—	(1)
Curtailment	92	(21)	—	(3)	(14)	—
Benefit obligation at December 31	15,166	6,307	14,465	5,680	2,650	2,520
Change in Plan Assets
Fair value of plan assets at January 1	10,177	4,791	8,532	4,142	—	—
Actual return on plan assets	848	500	1,548	566	—	—
Foreign currency exchange rate changes	—	174	—	115	—	—
Employer contributions	950	263	1,096	266	155	168
Plan participants’ contributions	—	3	—	4	59	72
Benefits paid	(2,045)	(368)	(1,035)	(302)	(214)	(240)
Divestitures/Acquisitions	—	—	36	—	—	—
Fair value of plan assets at December 31	9,930	5,363	10,177	4,791	—	—
Funded status at December 31	$(5,236)	$(944)	$(4,288)	$(889)	$(2,650)	$(2,520)
Amounts recognized on the Consolidated Balance Sheet for the company’s pension and OPEB plans at December 31, 2020 and 2019, include:

	Pension Benefits
	2020		2019		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2020	2019
Deferred charges and other assets	$24	$547	$23	$413	$—	$—
Accrued liabilities	(258)	(76)	(239)	(71)	(153)	(174)
Noncurrent employee benefit plans	(5,002)	(1,415)	(4,072)	(1,231)	(2,497)	(2,346)
Net amount recognized at December 31	$(5,236)	$(944)	$(4,288)	$(889)	$(2,650)	$(2,520)
For the years ended December 31, 2020 and December 31, 2019, the increase in benefit obligations was primarily due to actuarial losses caused by lower discount rates used to value the obligations.
Amounts recognized on a before-tax basis in “Accumulated other comprehensive loss” for the company’s pension and OPEB plans were $7,278 and $6,357 at the end of 2020 and 2019, respectively. These amounts consisted of:

	Pension Benefits
	2020		2019		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2020	2019
Net actuarial loss	$5,714	$1,401	$5,135	$1,269	$260	$74
Prior service (credit) costs	3	86	5	102	(186)	(228)
Total recognized at December 31	$5,717	$1,487	$5,140	$1,371	$74	$(154)
The accumulated benefit obligations for all U.S. and international pension plans were $13,608 and $5,758, respectively, at December 31, 2020, and $12,781 and $5,203, respectively, at December 31, 2019.
Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2020 and 2019, was:

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

	Pension Benefits
	2020		2019
	U.S.	Int’l.	U.S.	Int’l.
Projected benefit obligations	$15,103	$2,084	$14,401	$1,554
Accumulated benefit obligations	13,545	1,622	12,718	1,268
Fair value of plan assets	9,842	600	10,091	278
The components of net periodic benefit cost and amounts recognized in the Consolidated Statement of Comprehensive Income for 2020, 2019 and 2018 are shown in the table below:

	Pension Benefits
	2020		2019		2018		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2020	2019	2018
Net Periodic Benefit Cost
Service cost	$497	$130	$406	$139	$480	$141	$38	$36	$42
Interest cost	353	175	397	199	370	206	71	96	94
Expected return on plan assets	(650)	(209)	(565)	(231)	(636)	(253)	—	—	—
Amortization of prior service costs (credits)	2	10	2	11	2	10	(28)	(28)	(28)
Recognized actuarial losses	385	45	239	21	304	29	3	(3)	15
Settlement losses	620	37	259	3	411	33	—	—	—
Curtailment losses (gains)	92	2	—	16	—	3	(27)	—	—
Total net periodic benefit cost	1,299	190	738	158	931	169	57	101	123
Changes Recognized in Comprehensive Income
Net actuarial (gain) loss during period	1,584	230	1,939	338	151	12	190	128	(248)
Amortization of actuarial loss	(1,005)	(98)	(498)	(24)	(715)	(62)	(4)	3	(15)
Prior service (credits) costs during period	—	—	—	29	—	23	—	(1)	3
Amortization of prior service (costs) credits	(2)	(17)	(2)	(30)	(2)	(13)	42	28	28
Total changes recognized in other comprehensive income	577	115	1,439	313	(566)	(40)	228	158	(232)
Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$1,876	$305	$2,177	$471	$365	$129	$285	$259	$(109)
Assumptions The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits
	2020		2019		2018			Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2020	2019	2018
Assumptions used to determine benefit obligations:
Discount rate	2.4%	2.4%	3.1%	3.2%	4.2%	4.4%	2.6%	3.2%	4.4%
Rate of compensation increase	4.5%	4.0%	4.5%	4.0%	4.5%	4.0%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost:
Discount rate for service cost	3.3%	3.2%	4.4%	4.4%	3.7%	3.9%	3.5%	4.6%	3.9%
Discount rate for interest cost	2.6%	3.2%	3.7%	4.4%	3.0%	3.9%	3.0%	4.2%	3.5%
Expected return on plan assets	6.5%	4.5%	6.8%	5.6%	6.8%	5.5%	N/A	N/A	N/A
Rate of compensation increase	4.5%	4.0%	4.5%	4.0%	4.5%	4.0%	N/A	N/A	N/A
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
For 2020, the company used an expected long-term rate of return of 6.50 percent for U.S. pension plan assets, which account for 65 percent of the company’s pension plan assets. In both 2019 and 2018, the company used a long-term rate of return of 6.75 percent for these plans.
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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Discount Rate The discount rate assumptions used to determine the U.S. and international pension and OPEB plan obligations and expense reflect the rate at which benefits could be effectively settled, and are equal to the equivalent single rate resulting from yield curve analysis. This analysis considered the projected benefit payments specific to the company’s plans and the yields on high-quality bonds. The projected cash flows were discounted to the valuation date using the yield curve for the main U.S. pension and OPEB plans. The effective discount rates derived from this analysis at the end of 2020 were 2.4 for the main U.S. pension plan and 2.4 for the main U.S. OPEB plan. The discount rates for these plans at the end of 2019 were 3.1 and 3.1 percent, respectively, while in 2018 they were 4.2 and 4.3 percent for these plans, respectively.
Other Benefit Assumptions For the measurement of accumulated postretirement benefit obligation at December 31, 2020, for the main U.S. OPEB plan, the assumed health care cost-trend rates start with 6.1 percent in 2021 and gradually decline to 4.5 percent for 2027 and beyond. For this measurement at December 31, 2019, the assumed health care cost-trend rates started with 6.8 percent in 2020 and gradually declined to 4.5 percent for 2025 and beyond.
Plan Assets and Investment Strategy
The fair value measurements of the company’s pension plans for 2020 and 2019 are as follows:

	U.S.					Int’l.
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
At December 31, 2019
Equities
U.S.[1]	$1,769	$1,769	$—	$—	$—	$471	$471	$—	$—	$—
International	1,958	1,958	—	—	—	422	421	—	1	—
Collective Trusts/Mutual Funds[2]	1,079	52	—	—	1,027	184	6	—	—	178
Fixed Income
Government	523	—	523	—	—	265	144	121	—	—
Corporate	1,444	—	1,444	—	—	493	—	490	3	—
Bank Loans	120	—	113	7	—	—	—	—	—	—
Mortgage/Asset Backed	1	—	1	—	—	4	—	4	—	—
Collective Trusts/Mutual Funds[2]	963	—	—	—	963	2,230	5	—	—	2,225
Mixed Funds[3]	—	—	—	—	—	84	7	77	—	—
Real Estate[4]	1,089	—	—	—	1,089	277	—	—	55	222
Alternative Investments	924	—	—	—	924	—	—	—	—	—
Cash and Cash Equivalents	235	228	7	—	—	338	334	2	—	2
Other[5]	72	(5)	29	44	4	23	—	21	2	—
Total at December 31, 2019	$10,177	$4,002	$2,117	$51	$4,007	$4,791	$1,388	$715	$61	$2,627
At December 31, 2020
Equities
U.S.[1]	$2,286	$2,286	$—	$—	$—	$443	$443	$—	$—	$—
International	2,211	2,210	—	1	—	373	373	—	—	—
Collective Trusts/Mutual Funds[2]	1,107	48	—	—	1,059	192	7	—	—	185
Fixed Income
Government	231	—	231	—	—	240	125	115	—	—
Corporate	778	—	778	—	—	578	10	568	—	—
Bank Loans	129	—	127	2	—	—	—	—	—	—
Mortgage/Asset Backed	1	—	1	—	—	4	—	4	—	—
Collective Trusts/Mutual Funds[2]	1,901	13	—	—	1,888	2,520	4	—	—	2,516
Mixed Funds[3]	—	—	—	—	—	127	38	89	—	—
Real Estate[4]	1,018	—	—	—	1,018	448	—	—	45	403
Alternative Investments	—	—	—	—	—	—	—	—	—	—
Cash and Cash Equivalents	221	209	12	—	—	417	408	3	—	6
Other[5]	47	(19)	22	41	3	21	(2)	19	4	—
Total at December 31, 2020	$9,930	$4,747	$1,171	$44	$3,968	$5,363	$1,406	$798	$49	$3,110
1U.S. equities include investments in the company’s common stock in the amount of $4 at December 31, 2020, and $6 at December 31, 2019.
2Collective Trusts/Mutual Funds for U.S. plans are entirely index funds; for International plans, they are mostly unit trust and index funds.
3Mixed funds are composed of funds that invest in both equity and fixed-income instruments in order to diversify and lower risk.
4The year-end valuations of the U.S. real estate assets are based on third-party appraisals that occur at least once a year for each property in the portfolio.
5The “Other” asset class includes net payables for securities purchased but not yet settled (Level 1); dividends and interest- and tax-related receivables (Level 2); insurance contracts (Level 3); and investments in private-equity limited partnerships (NAV).

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

	Equity	Fixed Income
	International	Corporate	Bank Loans	Real Estate	Other	Total
Total at December 31, 2018	$1	$21	$5	$56	$46	$129
Actual Return on Plan Assets:
Assets held at the reporting date	(1)	1	—	—	(1)	(1)
Assets sold during the period	—	—	—	—	—	—
Purchases, Sales and Settlements	—	(19)	—	(1)	1	(19)
Transfers in and/or out of Level 3	1	—	2	—	—	3
Total at December 31, 2019	$1	$3	$7	$55	$46	$112
Actual Return on Plan Assets:
Assets held at the reporting date	—	—	—	—	1	1
Assets sold during the period	—	—	—	(10)	—	(10)
Purchases, Sales and Settlements	—	(3)	(5)	—	(2)	(10)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Total at December 31, 2020	$1	$—	$2	$45	$45	$93
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
For the primary U.S. pension plan, the company’s Investment Committee has established the following approved asset allocation ranges: Equities 40–65 percent, Fixed Income 20–40 percent, Real Estate 0–15 percent, Alternative Investments 0–5 percent and Cash 0–25 percent. For the U.K. pension plan, the U.K. Board of Trustees has established the following asset allocation guidelines: Equities 10–30 percent, Fixed Income 55–85 percent, Real Estate 5–15 percent, and Cash 0–5 percent. The other significant international pension plans also have established maximum and minimum asset allocation ranges that vary by plan. Actual asset allocation within approved ranges is based on a variety of factors, including market conditions and illiquidity constraints. To mitigate concentration and other risks, assets are invested across multiple asset classes with active investment managers and passive index funds.
The company does not prefund its OPEB obligations.
Cash Contributions and Benefit Payments In 2020, the company contributed $950 and $263 to its U.S. and international pension plans, respectively. In 2021, the company expects contributions to be approximately $1,050 to its U.S. plans and $200 to its international pension plans. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments, tax law changes and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
The company anticipates paying OPEB benefits of approximately $153 in 2021; $155 was paid in 2020.
The following benefit payments, which include estimated future service, are expected to be paid by the company in the next 10 years:

	Pension Benefits		Other
	U.S.	Int’l.	Benefits
2021	$1,779	$658	$153
2022	919	220	162
2023	1,069	225	158
2024	1,097	243	154
2025	1,068	250	151
2026-2030	4,856	1,400	706
Employee Savings Investment Plan Eligible employees of Chevron and certain of its subsidiaries participate in the Chevron Employee Savings Investment Plan (ESIP). Compensation expense for the ESIP totaled $281, $284 and $270 in 2020, 2019 and 2018, respectively.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Benefit Plan Trusts Prior to its acquisition by Chevron, Texaco established a benefit plan trust for funding obligations under some of its benefit plans. At year-end 2020, the trust contained 14.2 million shares of Chevron treasury stock. The trust will sell the shares or use the dividends from the shares to pay benefits only to the extent that the company does not pay such benefits. The company intends to continue to pay its obligations under the benefit plans. The trustee will vote the shares held in the trust as instructed by the trust’s beneficiaries. The shares held in the trust are not considered outstanding for earnings-per-share purposes until distributed or sold by the trust in payment of benefit obligations.
Prior to its acquisition by Chevron, Unocal established various grantor trusts to fund obligations under some of its benefit plans, including the deferred compensation and supplemental retirement plans. At December 31, 2020 and 2019, trust assets of $36 and $35, respectively, were invested primarily in interest-earning accounts.
Employee Incentive Plans The Chevron Incentive Plan is an annual cash bonus plan for eligible employees that links awards to corporate, business unit and individual performance in the prior year. Charges to expense for cash bonuses were $462, $826 and $1,048 in 2020, 2019 and 2018, respectively. Chevron also has the LTIP for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. Awards under the LTIP consist of stock options and other share-based compensation that are described in Note 20, beginning on page 86.
Note 22
Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 15, beginning on page 79, for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions and a discussion for all tax jurisdictions of the differences between the amount of tax benefits recognized in the financial statements and the amount taken or expected to be taken in a tax return.
Settlement of open tax years, as well as other tax issues in countries where the company conducts its businesses, are not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provisions have been made for all years under examination or subject to future examination.
Guarantees The company has two guarantees to equity affiliates totaling $391. Of this amount, $137 is associated with a financing arrangement with an equity affiliate. Over the approximate 1-year remaining term of this guarantee, the maximum amount will be reduced as payments are made by the affiliate. The remaining amount of $254 is associated with certain payments under a terminal use agreement entered into by an equity affiliate. Over the approximate 7-year remaining term of this guarantee, the maximum guarantee amount will be reduced as certain fees are paid by the affiliate. There are numerous cross-indemnity agreements with the affiliate and the other partners to permit recovery of amounts paid under the guarantee. Chevron has recorded no liability for either guarantee.
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
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which may relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate approximate amounts of required payments under these various commitments are: 2021 – $1,000; 2022 – $1,200; 2023 – $1,300; 2024 – $1,300; 2025 – $1,400; 2026 and after – $8,400. A portion of these commitments may

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

ultimately be shared with project partners. Total payments under the agreements were approximately $500 in 2020, $800 in 2019 and $1,400 in 2018.
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
Chevron’s environmental reserve as of December 31, 2020, was $1,139. Included in this balance was $247 related to remediation activities at approximately 145 sites for which the company had been identified as a potentially responsible party under the provisions of the federal Superfund law or analogous state laws which provide for joint and several liability for all responsible parties. Any future actions by regulatory agencies to require Chevron to assume other potentially responsible parties’ costs at designated hazardous waste sites are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.
Of the remaining year-end 2020 environmental reserves balance of $892, $611 is related to the company’s U.S. downstream operations, $47 to its international downstream operations, $233 to upstream operations and $1 to other businesses. Liabilities at all sites were primarily associated with the company’s plans and activities to remediate soil or groundwater contamination or both.
The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at year-end 2020 had a recorded liability that was material to the company’s results of operations, consolidated financial position or liquidity.
Refer to Note 23 on page 94 for a discussion of the company’s asset retirement obligations.
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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

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
The following table indicates the changes to the company’s before-tax asset retirement obligations in 2020, 2019 and 2018:

	2020	2019	2018
Balance at January 1	$12,832	$14,050	$14,214
Liabilities assumed in the Noble acquisition	630	—	—
Liabilities incurred	10	32	96
Liabilities settled	(1,661)	(1,694)	(830)
Accretion expense	560	628	654
Revisions in estimated cash flows	1,245	(184)	(84)
Balance at December 31	$13,616	$12,832	$14,050
In the table above, the amount associated with “Revisions in estimated cash flows” in 2020 reflects increased cost estimates to decommission wells, equipment and facilities. The long-term portion of the $13,616 balance at the end of 2020 was $11,877.
Note 24
Revenue
Revenue from contracts with customers is presented in “Sales and other operating revenue” along with some activity that is accounted for outside the scope of Accounting Standard Codification (ASC) 606, which is not material to this line, on the Consolidated Statement of Income. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “Purchased crude oil and products” on the Consolidated Statement of Income. Refer to Note 12 beginning on page 74 for additional information on the company’s segmentation of revenue.
Receivables related to revenue from contracts with customers are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $7,631 and $9,247 at December 31, 2020 and December 31, 2019, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
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

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

Note 25
Other Financial Information
Earnings in 2020 included after-tax gains of approximately $765 relating to the sale of certain properties. Of this amount, approximately $30 and $735 related to downstream and upstream, respectively. Earnings in 2019 included after-tax gains of approximately $1,500 relating to the sale of certain properties, of which approximately $50 and $1,450 related to downstream and upstream assets, respectively. Earnings in 2018 included after-tax gains of approximately $630 relating to the sale of certain properties, of which approximately $365 and $265 related to downstream and upstream assets, respectively. Earnings in 2020 included after-tax charges of approximately $4,800 for impairments and other asset write-offs related to upstream. Earnings in 2019 included after-tax charges of approximately $10,400 for impairments and other asset write-offs related to upstream. Earnings in 2018 included after-tax charges of approximately $2,000 for impairments and other asset write-offs related to upstream.

Other financial information is as follows:
	Year ended December 31
	2020	2019	2018
Total financing interest and debt costs	$735	$817	$921
Less: Capitalized interest	38	19	173
Interest and debt expense	$697	$798	$748
Research and development expenses	$435	$500	$453
Excess of replacement cost over the carrying value of inventories (LIFO method)	$2,749	$4,513	$5,134
LIFO profits (losses) on inventory drawdowns included in earnings	$(147)	$(9)	$26
Foreign currency effects*	$(645)	$(304)	$611
* Includes $(152), $(28) and $416 in 2020, 2019 and 2018, respectively, for the company’s share of equity affiliates’ foreign currency effects.
The company has $4,402 in goodwill on the Consolidated Balance Sheet, all of which is in the upstream segment and primarily related to the 2005 acquisition of Unocal. The company tested this goodwill for impairment during 2020, and no impairment was required.
Note 26
Summarized Financial Data – Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Refer to Note 13, on page 77, for a discussion of CPChem operations. Summarized financial information for 100 percent of CPChem is presented in the table below:

	Year ended December 31
	2020	2019	2018
Sales and other operating revenues	$8,407	$9,333	$11,310
Costs and other deductions	7,221	7,863	9,812
Net income attributable to CPChem	1,260	1,760	2,069

	At December 31
	2020	2019
Current assets	$2,816	$2,554
Other assets	14,210	14,314
Current liabilities	1,394	1,247
Other liabilities	3,380	3,174
Total CPChem net equity	$12,252	$12,447
Note 27
Restructuring and Reorganization Costs
In 2020, the company recorded severance accruals and adjustments for employee reduction programs related to enterprise-wide restructuring, which are expected to be substantially completed by the end of 2021.
A before-tax charge of $859 ($670 after-tax) was recorded in 2020, with $690 reported as "Operating expenses" and $169 reported as “Selling, general and administrative expenses" on the Consolidated Statement of Income. Approximately $127 ($97 after-tax) is associated with terminations in U.S. Upstream, $288 ($228 after-tax) in International Upstream, $112 ($85 after-tax) in U.S. Downstream, $69 ($54 after-tax) in International Downstream and $263 ($206 after-tax) in All Other.

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

During 2020, the company made payments of $396 associated with these liabilities. The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
Balance at January 1, 2020	$7
Accruals/Adjustments	859
Payments	(396)
Balance at December 31, 2020	$470
Note 28
Financial Instruments - Credit Losses
Chevron adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses, and its related amendments at the effective date of January 1, 2020. The standard replaces the “incurred loss model” and requires an estimate of expected credit losses, measured over the contractual life of a financial instrument, that considers forecast of future economic conditions in addition to information about past events and current conditions. The cumulative-effect adjustment to the opening retained earnings at January 1, 2020 was a reduction of $25, representing a decrease to the net accounts and notes receivable balances shown on the company’s consolidated balance sheet on page 61. Chevron’s expected credit loss allowance balance was $671 as of December 31, 2020 and $849 as of December 31, 2019, with a majority of the allowance relating to non-trade receivable balances. A reduction in the allowance for non-trade receivables of $550 was recorded in the second quarter as an agreement was reached with a government joint venture partner that resulted in the write-off of the associated receivable balances. Additionally, new allowances of $265 were recorded in the second and third quarters associated with other than trade receivables.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $9.5 billion as of December 31, 2020, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring pre-payments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days. The company continues to monitor credit risk in response to the COVID-19 pandemic and the significant reduction in crude prices resulting from decreased demand associated with government-mandated travel restrictions.
Chevron's non-trade receivable balance was $3.3 billion as of December 31, 2020, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk.
Equity affiliate loans are also considered non-trade and during the second quarter 2020 review, a $560 allowance was recognized within “Investments and advances” on the Consolidated Balance Sheet.
Note 29
Acquisition of Noble Energy, Inc.
On October 5, 2020, the company acquired Noble Energy, Inc., an independent oil and gas exploration and production company. Noble’s principal upstream operations are in the United States, the Eastern Mediterranean and West Africa. Noble’s operations also include an integrated midstream business in the United States. The acquisition of Noble provides the company with low-cost proved reserves, attractive undeveloped resources and cash-generating assets.
The aggregate purchase price of Noble was $4,109, with approximately 58 million shares of Chevron common stock issued as consideration in the transaction, representing approximately 3 percent of shares of Chevron common stock outstanding

Notes to the Consolidated Financial Statements
Millions of dollars, except per-share amounts

immediately after the acquisition. As part of the transaction, the company recognized long-term debt and finance leases with a fair value of $9,231.
The acquisition was accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Provisional fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Oil and gas properties were valued using a discounted cash flow approach that incorporated internally generated price assumptions and production profiles together with appropriate operating cost and development cost assumptions. Debt assumed in the acquisition was valued based on observable market prices for Noble’s debt. As a result of measuring the assets acquired and the liabilities assumed at fair value, there was no goodwill or bargain purchase recognized.
The following table summarizes the values assigned to assets acquired and liabilities assumed:

At October 5, 2020
Current assets	$1,105
Investments and long-term receivables	1,282
Properties (includes $14,935 for oil and gas properties)	16,703
Other assets	607
Total assets acquired	19,697
Current liabilities	1,829
Long-term debt and finance leases	9,231
Deferred income taxes	2,355
Other liabilities	1,394
Total liabilities assumed	14,809
Noncontrolling interest and redeemable noncontrolling interest	779
Net assets acquired	$4,109

The following unaudited pro forma summary presents the results of operations as if the acquisition of Noble had occurred January 1, 2019:

	Year ended December 31
	2020	2019
Sales and other operating revenues	$96,980	$144,303
Net income	$(9,890)	$1,412

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

Five-Year Financial Summary
Unaudited

Millions of dollars, except per-share amounts	2020	2019	2018	2017	2016
Statement of Income Data
Revenues and Other Income
Total sales and other operating revenues*	$94,471	$139,865	$158,902	$134,674	$110,215
Income from equity affiliates and other income	221	6,651	7,437	7,048	4,257
Total Revenues and Other Income	94,692	146,516	166,339	141,722	114,472
Total Costs and Other Deductions	102,145	140,980	145,764	132,501	116,632
Income (Loss) Before Income Tax Expense	(7,453)	5,536	20,575	9,221	(2,160)
Income Tax Expense (Benefit)	(1,892)	2,691	5,715	(48)	(1,729)
Net Income (Loss)	(5,561)	2,845	14,860	9,269	(431)
Less: Net income (loss) attributable to noncontrolling interests	(18)	(79)	36	74	66
Net Income (Loss) Attributable to Chevron Corporation	$(5,543)	$2,924	$14,824	$9,195	$(497)
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron
– Basic	$(2.96)	$1.55	$7.81	$4.88	$(0.27)
– Diluted	$(2.96)	$1.54	$7.74	$4.85	$(0.27)
Cash Dividends Per Share	$5.16	$4.76	$4.48	$4.32	$4.29
Balance Sheet Data (at December 31)
Current assets	$26,078	$28,329	$34,021	$28,560	$29,619
Noncurrent assets	213,712	209,099	219,842	225,246	230,459
Total Assets	239,790	237,428	253,863	253,806	260,078
Short-term debt	1,548	3,282	5,726	5,192	10,840
Other current liabilities	20,635	23,248	21,445	22,545	20,945
Long-term debt	42,767	23,691	28,733	33,571	35,286
Other noncurrent liabilities	42,114	41,999	42,317	43,179	46,285
Total Liabilities	107,064	92,220	98,221	104,487	113,356
Total Chevron Corporation Stockholders’ Equity	$131,688	$144,213	$154,554	$148,124	$145,556
Noncontrolling interests	1,038	995	1,088	1,195	1,166
Total Equity	$132,726	$145,208	$155,642	$149,319	$146,722

* Includes excise, value-added and similar taxes:	$—	$—	$—	$7,189	$6,905

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

	Consolidated Companies							Affiliated Companies
		Other			Australia/
Millions of dollars	U.S.	Americas	Africa	Asia	Oceania	Europe	Total	TCO	Other
Year Ended December 31, 2020
Exploration
Wells	$190	$181	$1	$8	$1	$—	$381	$—	$—
Geological and geophysical	83	29	58	3	12	—	185	—	—
Other	125	77	42	22	39	2	307	—	—
Total exploration	398	287	101	33	52	2	873	—	—
Property acquisitions[2]
Proved - Noble	3,463	—	438	7,945	—	—	11,846	—	—
Proved - Other	23	—	2	56	—	—	81	—	—
Unproved - Noble	2,845	2	113	129	—	—	3,089	—	—
Unproved - Other	35	—	10	—	—	—	45	—	—
Total property acquisitions	6,366	2	563	8,130	—	—	15,061	—	—
Development[3]	4,622	740	386	1,034	753	37	7,572	2,998	81
Total Costs Incurred[4]	$11,386	$1,029	$1,050	$9,197	$805	$39	$23,506	$2,998	$81
Year Ended December 31, 2019
Exploration
Wells	$571	$44	$9	$2	$4	$4	$634	$—	$—
Geological and geophysical	82	118	21	5	11	1	238	—	—
Other	140	52	35	29	44	6	306	—	8
Total exploration	793	214	65	36	59	11	1,178	—	8
Property acquisitions[2]
Proved	81	34	—	93	—	—	208	—	—
Unproved	68	150	—	17	1	—	236	—	—
Total property acquisitions	149	184	—	110	1	—	444	—	—
Development[3]	7,072	1,216	279	1,020	518	199	10,304	5,112	158
Total Costs Incurred[4]	$8,014	$1,614	$344	$1,166	$578	$210	$11,926	$5,112	$166
Year Ended December 31, 2018
Exploration
Wells	$508	$74	$25	$55	$—	$14	$676	$—	$—
Geological and geophysical	84	41	4	5	7	1	142	—	—
Other	190	46	35	33	49	23	376	—	—
Total exploration	782	161	64	93	56	38	1,194	—	—
Property acquisitions[2]
Proved	160	—	7	117	—	—	284	—	—
Unproved	52	494	2	27	—	—	575	—	—
Total property acquisitions	212	494	9	144	—	—	859	—	—
Development[3]	6,245	856	711	1,095	845	278	10,030	4,963	200
Total Costs Incurred[4]	$7,239	$1,511	$784	$1,332	$901	$316	$12,083	$4,963	$200

1
Includes costs incurred whether capitalized or expensed. Excludes general support equipment expenditures. Includes capitalized amounts related to asset retirement obligations. See Note 23, “Asset Retirement Obligations,” on page 94.

2	Includes wells, equipment and facilities associated with proved reserves. Does not include properties acquired in nonmonetary transactions.
3	Includes $897, $246 and $114 of costs incurred on major capital projects prior to assignment of proved reserves for consolidated companies in 2020, 2019, and 2018, respectively.
4	Reconciliation of consolidated and affiliated companies total cost incurred to Upstream capital and exploratory (C&E) expenditures - $ billions:
		2020	2019	2018
	Total cost incurred	$26.6	$17.2	$17.2
	Noble acquisition	(14.9)	—	—	See Note 29 for additional information
	Non-oil and gas activities	—	0.3	0.6	(Primarily; LNG and transportation activities.)
	ARO reduction/(build)	(0.8)	0.3	(0.1)
	Upstream C&E	$10.9	$17.8	$17.7	Reference page 44 Upstream total

Supplemental Information on Oil and Gas Producing Activities - Unaudited

estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. The amounts for consolidated companies are organized by geographic areas including the United States, Other Americas, Africa, Asia, Australia/Oceania and Europe. Amounts for affiliated companies include Chevron’s equity interests in Tengizchevroil (TCO) in the Republic of Kazakhstan and in other affiliates, principally in Venezuela and Angola. Refer to Note 13, beginning on page 77, for a discussion of the company’s major equity affiliates.

Table II - Capitalized Costs Related to Oil and Gas Producing Activities
	Consolidated Companies							Affiliated Companies
		Other			Australia/
Millions of dollars	U.S.	Americas	Africa	Asia	Oceania	Europe	Total	TCO	Other
At December 31, 2020
Unproved properties	$3,519	$2,438	$188	$984	$1,987	$—	$9,116	$108	$—
Proved properties and related producing assets	81,573	24,108	46,637	58,086	22,321	2,117	234,842	11,326	1,548
Support equipment	1,882	197	1,087	2,042	18,898	—	24,106	2,023	—
Deferred exploratory wells	411	142	202	505	1,144	108	2,512	—	—
Other uncompleted projects	5,549	582	1,030	803	1,157	20	9,141	18,806	23
Gross Capitalized Costs	92,934	27,467	49,144	62,420	45,507	2,245	279,717	32,263	1,571
Unproved properties valuation	179	1,471	126	856	110	—	2,742	67	—
Proved producing properties – Depreciation and depletion	55,839	13,141	35,899	42,354	7,541	498	155,272	6,746	493
Support equipment depreciation	1,002	159	742	1,644	2,965	—	6,512	1,169	—
Accumulated provisions	57,020	14,771	36,767	44,854	10,616	498	164,526	7,982	493
Net Capitalized Costs	$35,914	$12,696	$12,377	$17,566	$34,891	$1,747	$115,191	$24,281	$1,078
At December 31, 2019
Unproved properties	$4,620	$2,492	$151	$1,081	$1,986	$—	$10,330	$108	$—
Proved properties and related producing assets	82,199	24,189	45,756	56,648	22,032	2,082	232,906	10,757	4,311
Support equipment	2,287	311	1,098	2,075	18,610	—	24,381	1,981	—
Deferred exploratory wells	533	147	405	513	1,322	121	3,041	—	—
Other uncompleted projects	5,080	505	1,176	926	1,023	15	8,725	16,503	743
Gross Capitalized Costs	94,719	27,644	48,586	61,243	44,973	2,218	279,383	29,349	5,054
Unproved properties valuation	3,964	1,271	120	842	109	—	6,306	65	—
Proved producing properties – Depreciation and depletion	56,911	12,644	33,613	44,871	6,064	404	154,507	6,018	1,912
Support equipment depreciation	1,635	226	772	1,605	2,272	—	6,510	1,053	—
Accumulated provisions	62,510	14,141	34,505	47,318	8,445	404	167,323	7,136	1,912
Net Capitalized Costs	$32,209	$13,503	$14,081	$13,925	$36,528	$1,814	$112,060	$22,213	$3,142
At December 31, 2018
Unproved properties	$4,687	$2,463	$201	$1,299	$1,986	$—	$10,636	$108	$—
Proved properties and related producing assets	75,013	21,796	44,876	57,168	22,047	12,634	233,534	9,892	4,336
Support equipment	2,216	317	1,096	2,149	17,712	124	23,614	1,858	—
Deferred exploratory wells	782	160	405	632	1,323	261	3,563	—	—
Other uncompleted projects	4,730	3,704	1,744	1,292	1,462	300	13,232	12,311	605
Gross Capitalized Costs	87,428	28,440	48,322	62,540	44,530	13,319	284,579	24,169	4,941
Unproved properties valuation	820	694	164	623	107	—	2,408	61	—
Proved producing properties – Depreciation and depletion	45,712	12,984	31,102	43,735	4,631	10,014	148,178	5,276	1,730
Support equipment depreciation	1,466	220	738	1,674	1,531	119	5,748	947	—
Accumulated provisions	47,998	13,898	32,004	46,032	6,269	10,133	156,334	6,284	1,730
Net Capitalized Costs	$39,430	$14,542	$16,318	$16,508	$38,261	$3,186	$128,245	$17,885	$3,211

Supplemental Information on Oil and Gas Producing Activities - Unaudited

Table III - Results of Operations for Oil and Gas Producing Activities1

The company’s results of operations from oil and gas producing activities for the years 2020, 2019 and 2018 are shown in the following table. Net income (loss) from exploration and production activities as reported on page 75 reflects income taxes computed on an effective rate basis.
Income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense are excluded from the results reported in Table III and from the net income amounts on page 75.

	Consolidated Companies							Affiliated Companies
		Other			Australia/
Millions of dollars	U.S.	Americas	Africa	Asia	Oceania	Europe	Total	TCO	Other
Year Ended December 31, 2020
Revenues from net production
Sales	$1,665	$505	$473	$5,629	$3,010	$149	$11,431	$3,088	$288
Transfers	7,711	1,683	3,378	1,092	1,830	—	15,694	—	—
Total	9,376	2,188	3,851	6,721	4,840	149	27,125	3,088	288
Production expenses excluding taxes	(3,933)	(981)	(1,485)	(2,408)	(589)	(64)	(9,460)	(419)	(98)
Taxes other than on income	(597)	(62)	(77)	(11)	(121)	(2)	(870)	(190)	(30)
Proved producing properties:
Depreciation and depletion	(6,482)	(1,221)	(2,323)	(3,466)	(2,192)	(92)	(15,776)	(879)	(146)
Accretion expense[2]	(165)	(22)	(136)	(120)	(62)	(10)	(515)	(9)	(6)
Exploration expenses	(457)	(314)	(431)	(67)	(231)	(15)	(1,515)	—	1
Unproved properties valuation	(58)	(215)	(6)	(8)	(1)	—	(288)	—	—
Other income (expense)[3]	51	(8)	(11)	1,053	(2)	(9)	1,074	(29)	(2,103)
Results before income taxes	(2,265)	(635)	(618)	1,694	1,642	(43)	(225)	1,562	(2,094)
Income tax (expense) benefit	558	(5)	888	(353)	(558)	12	542	(471)	161
Results of Producing Operations	$(1,707)	$(640)	$270	$1,341	$1,084	$(31)	$317	$1,091	$(1,933)
Year Ended December 31, 2019
Revenues from net production
Sales	$2,259	$863	$668	$7,410	$4,332	$592	$16,124	$5,603	$780
Transfers	11,043	2,160	6,534	1,311	2,596	655	24,299	—	—
Total	13,302	3,023	7,202	8,721	6,928	1,247	40,423	5,603	780
Production expenses excluding taxes	(3,567)	(1,020)	(1,460)	(2,703)	(616)	(343)	(9,709)	(475)	(247)
Taxes other than on income	(595)	(64)	(101)	(16)	(221)	(2)	(999)	(57)	(10)
Proved producing properties:
Depreciation and depletion	(11,659)	(1,380)	(2,548)	(3,165)	(2,192)	(85)	(21,029)	(870)	(211)
Accretion expense[2]	(191)	(21)	(148)	(133)	(53)	(37)	(583)	(5)	(8)
Exploration expenses	(293)	(211)	(73)	(93)	(60)	(10)	(740)	—	(8)
Unproved properties valuation	(3,268)	(591)	(2)	(388)	(2)	—	(4,251)	(4)	—
Other income (expense)[3]	(51)	(44)	(121)	413	53	1,373	1,623	1	(157)
Results before income taxes	(6,322)	(308)	2,749	2,636	3,837	2,143	4,735	4,193	139
Income tax (expense) benefit	1,311	(27)	(1,731)	(1,212)	(1,161)	(311)	(3,131)	(1,261)	(73)
Results of Producing Operations	$(5,011)	$(335)	$1,018	$1,424	$2,676	$1,832	$1,604	$2,932	$66
1The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2Represents accretion of ARO liability. Refer to Note 23, “Asset Retirement Obligations,” on page 94.
3Includes foreign currency gains and losses, gains and losses on property dispositions and other miscellaneous income and expenses.

Supplemental Information on Oil and Gas Producing Activities - Unaudited

Table III - Results of Operations for Oil and Gas Producing Activities1, continued

	Consolidated Companies							Affiliated Companies
		Other			Australia/
Millions of dollars	U.S.	Americas	Africa	Asia	Oceania	Europe	Total	TCO	Other
Year Ended December 31, 2018
Revenues from net production
Sales	$2,162	$1,008	$829	$5,880	$4,229	$619	$14,727	$5,987	$1,369
Transfers	11,645	1,808	7,829	3,206	3,413	1,071	28,972	—	—
Total	13,807	2,816	8,658	9,086	7,642	1,690	43,699	5,987	1,369
Production expenses excluding taxes	(3,203)	(1,009)	(1,564)	(2,653)	(557)	(424)	(9,410)	(447)	(295)
Taxes other than on income	(540)	(70)	(112)	(22)	(250)	(2)	(996)	160	(210)
Proved producing properties:
Depreciation and depletion	(4,583)	(998)	(3,368)	(3,714)	(2,103)	(411)	(15,177)	(711)	(306)
Accretion expense[2]	(186)	(26)	(149)	(146)	(50)	(52)	(609)	(4)	(3)
Exploration expenses	(777)	(191)	(52)	(58)	(56)	(41)	(1,175)	(3)	(6)
Unproved properties valuation	(516)	(42)	(3)	(135)	—	—	(696)	—	—
Other income (expense)[3]	336	4	97	(33)	31	(161)	274	70	(280)
Results before income taxes	4,338	484	3,507	2,325	4,657	599	15,910	5,052	269
Income tax (expense) benefit	(886)	(400)	(2,131)	(1,088)	(1,415)	(233)	(6,153)	(1,519)	341
Results of Producing Operations	$3,452	$84	$1,376	$1,237	$3,242	$366	$9,757	$3,533	$610
1The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2Represents accretion of ARO liability. Refer to Note 23, “Asset Retirement Obligations,” on page 94.
3Includes foreign currency gains and losses, gains and losses on property dispositions and other miscellaneous income and expenses.
Table IV - Results of Operations for Oil and Gas Producing Activities - Unit Prices and Costs1

	Consolidated Companies							Affiliated Companies
		Other			Australia/
	U.S.	Americas	Africa	Asia	Oceania	Europe	Total	TCO	Other
Year Ended December 31, 2020
Average sales prices
Liquids, per barrel	$30.53	$35.41	$38.06	$39.77	$38.03	$34.20	$34.12	$24.25	$24.07
Natural gas, per thousand cubic feet	0.96	2.20	1.61	4.30	5.42	1.07	3.68	0.54	0.61
Average production costs, per barrel[2]	10.01	14.27	13.19	11.24	4.02	13.23	10.07	3.17	3.91
Year Ended December 31, 2019
Average sales prices
Liquids, per barrel	$48.54	$54.85	$62.27	$59.53	$60.15	$61.80	$54.47	$49.14	$45.25
Natural gas, per thousand cubic feet	1.07	2.24	1.84	4.73	7.54	4.43	4.86	0.79	0.99
Average production costs, per barrel[2]	10.48	15.97	11.90	12.74	4.08	14.28	10.62	3.53	7.93
Year Ended December 31, 2018
Average sales prices
Liquids, per barrel	$58.17	$58.27	$69.75	$63.55	$68.78	$66.31	$62.45	$56.20	$56.41
Natural gas, per thousand cubic feet	1.86	2.62	2.55	4.48	8.78	7.54	5.54	0.77	3.19
Average production costs, per barrel[2]	11.18	17.32	11.29	12.15	3.95	14.21	10.78	3.59	9.29
1The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2Natural gas converted to oil-equivalent gas (OEG) barrels at a rate of 6 MCF = 1 OEG barrel.

Supplemental Information on Oil and Gas Producing Activities - Unaudited

Table V Reserve Quantity Information
Summary of Net Oil and Gas Reserves

	2020				2019				2018
Liquids in Millions of Barrels
Natural Gas in Billions of Cubic Feet	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas
Proved Developed
Consolidated Companies
U.S.	1,157	—	346	2,503	1,121	—	258	2,998	1,061	—	179	2,396
Other Americas	168	597	6	222	174	540	5	397	156	545	3	393
Africa	497	—	68	1,629	525	—	67	1,472	568	—	60	1,316
Asia	358	—	—	7,864	406	—	—	3,382	470	—	—	4,021
Australia/Oceania	115	—	4	8,951	136	—	4	10,697	127	—	5	10,084
Europe	23	—	—	8	21	—	—	8	81	—	3	205
Total Consolidated	2,318	597	424	21,177	2,383	540	334	18,954	2,463	545	250	18,415
Affiliated Companies
TCO	565	—	53	1,057	584	—	59	1,135	638	—	62	1,179
Other	2	—	12	322	114	—	10	308	65	55	11	308
Total Consolidated and Affiliated Companies	2,885	597	489	22,556	3,081	540	403	20,397	3,166	600	323	19,902
Proved Undeveloped
Consolidated Companies
U.S.	593	—	247	1,747	807	—	244	1,730	813	—	349	4,313
Other Americas	92	—	2	107	146	—	11	339	185	—	19	470
Africa	57	—	36	1,208	88	—	33	1,286	110	—	38	1,499
Asia	45	—	—	319	107	—	—	299	109	—	—	289
Australia/Oceania	26	—	—	2,434	30	—	—	3,961	29	—	—	3,647
Europe	38	—	—	14	48	—	—	18	65	—	—	100
Total Consolidated	851	—	285	5,829	1,226	—	288	7,633	1,311	—	406	10,318
Affiliated Companies
TCO	985	—	49	961	889	—	44	869	866	—	39	755
Other	1	—	5	576	45	—	5	558	2	72	5	601
Total Consolidated and Affiliated Companies	1,837	—	339	7,366	2,160	—	337	9,060	2,179	72	450	11,674
Total Proved Reserves	4,722	597	828	29,922	5,241	540	740	29,457	5,345	672	773	31,576
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

Supplemental Information on Oil and Gas Producing Activities - Unaudited

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
The acquisition of Noble was completed on October 5, 2020. Given the timing of the acquisition, Chevron has continued to rely on legacy Noble reserves staff and processes for reviewing reserves with input and guidance from the Chevron Reserves Advisory Committee. The processes include internal reviews and an external audit. Accordingly, Chevron continued to retain Netherland, Sewell & Associates, Inc. (NSAI), a third-party petroleum consulting firm, that completed an audit of the legacy Noble acquisition proved reserves at December 31, 2020 (representing approximately 15% of Chevron’s total reserves). Based upon their evaluation NSAI issued an unqualified audit opinion, and this report is attached as Exhibit 99.3 to this Annual Report on Form 10-K.
Technologies Used in Establishing Proved Reserves Additions In 2020, additions to Chevron’s proved reserves were based on a wide range of geologic and engineering technologies. Information generated from wells, such as well logs, wire line sampling, production and pressure testing, fluid analysis, and core analysis, was integrated with seismic data, regional geologic studies, and information from analogous reservoirs to provide “reasonably certain” proved reserves estimates. Both proprietary and commercially available analytic tools, including reservoir simulation, geologic modeling and seismic processing, have been used in the interpretation of the subsurface data. These technologies have been utilized extensively by the company in the past, and the company believes that they provide a high degree of confidence in establishing reliable and consistent reserves estimates.
Proved Undeveloped Reserves
Noteworthy changes in proved undeveloped reserves are shown in the table below and discussed on the following page.

Proved Undeveloped Reserves (Millions of BOE)	2020
Quantity at January 1	4,007
Revisions	(699)
Improved Recovery	1
Extension & Discoveries	123
Purchases	329
Sales	(95)
Transfers to Proved Developed	(262)
Quantity at December 31	3,404

Supplemental Information on Oil and Gas Producing Activities - Unaudited

In 2020, Revisions include a reduction of 392 million BOE in the United States, primarily from the Midland and Delaware basins where 300 million BOE was attributed to demotions due to capital reductions, commodity price effects and performance revisions, and 75 million BOE from the Gulf of Mexico, primarily from commodity price effects at Anchor. In Australia, there was a net reduction of 269 million BOE, primarily from demotion of compression volumes related to capital and approval delays at Jansz Io, partially offset by positive revisions at Gorgon (Gorgon and Jansz Io make up the Gorgon Project). A reduction of 85 million BOE was recorded in Canada, primarily from commodity price effects at Kaybob Duvernay. In Nigeria, there was a reduction of 67 million BOE, primarily from gas volume changes based on reduced demand and development plan changes at Meren. In Venezuela, there was a demotion of 48 million BOE, due to impairment and accounting methodology change. These negative revisions were partially offset by an increase of 143 million BOE in Kazakhstan, primarily from entitlement effects at TCO and Karachaganak.
In 2020, Extensions and Discoveries of 108 million BOE in the United States were primarily due to portfolio optimizations where future drilling in various fields is being targeted toward liquids-rich reservoirs with higher execution efficiencies in the Midland and Delaware basins.
The differences in 2020 Extensions and Discoveries of 124 million BOE, between the net quantities of Proved reserves of 247 million BOE as reflected on pages 106 to 109 and net quantities of Proved Undeveloped of 123 million BOE, are primarily due to proved extensions and discoveries that were not recognized as PUDs in the prior year but rather were recognized directly as proved developed.
Purchases of 329 million BOE in 2020 include 326 million BOE from the Noble acquisition, primarily in Israel and the DJ basin in the United States.
Sales of 95 million BOE in 2020 include 77 million BOE from the sale of the company’s interest in Azerbaijan.
Transfers to proved developed reserves in 2020 include 178 million BOE in the United States, primarily from the Midland and Delaware basin developments and 84 million BOE in Canada, Kazakhstan, and other international locations. These transfers are the consequence of development expenditures on completing wells and facilities.
During 2020, investments totaling approximately $6.3 billion in oil and gas producing activities and about $0.1 billion in non-oil and gas producing activities were expended to advance the development of proved undeveloped reserves. In Asia, expenditures during the year totaled approximately $3.4 billion, primarily related to development projects of the TCO affiliate in Kazakhstan. The United States accounted for about $2.1 billion related primarily to various development activities in the Midland and Delaware basins and the Gulf of Mexico. In Africa, about $0.3 billion was expended on various offshore development and natural gas projects in Nigeria, Angola and Republic of Congo. Development activities in Canada and other international locations were primarily responsible for about $0.5 billion of expenditures.
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
At year-end 2020, the company held approximately 1.6 billion BOE of proved undeveloped reserves that have remained undeveloped for five years or more. The majority of these reserves are in three locations where the company has a proven track record of developing major projects. In Australia, approximately 400 million BOE remain undeveloped for five years or more related to the Gorgon and Wheatstone Projects. Further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with operating constraints and infrastructure optimization. In Africa, approximately 200 million BOE have remained undeveloped for five years or more, primarily due to facility constraints at various fields and infrastructure associated with the Escravos gas projects in Nigeria. Affiliates account for about 1.3 billion BOE of proved undeveloped reserves with about 900 million BOE that have remained undeveloped for five years or more, with the majority related to the TCO affiliate in Kazakhstan. At TCO, further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with reservoir depletion and facility constraints.
Annually, the company assesses whether any changes have occurred in facts or circumstances, such as changes to development plans, regulations or government policies, that would warrant a revision to reserve estimates. In 2020, decreases in commodity prices negatively impacted the economic limits of oil and gas properties, resulting in proved reserve decreases, and positively impacted proved reserves due to entitlement effects. The year-end reserves quantities have been updated for these circumstances and significant changes have been discussed in the appropriate reserves

Supplemental Information on Oil and Gas Producing Activities - Unaudited

sections. Over the past three years, the ratio of proved undeveloped reserves to total proved reserves has ranged between 31 percent and 38 percent.
Proved Reserve Quantities For the three years ending December 31, 2020, the pattern of net reserve changes shown in the following tables are not necessarily indicative of future trends. Apart from acquisitions, the company’s ability to add proved reserves can be affected by events and circumstances that are outside the company’s control, such as delays in government permitting, partner approvals of development plans, changes in oil and gas prices, OPEC constraints, geopolitical uncertainties, and civil unrest.
At December 31, 2020, proved reserves for the company were 11.1 billion BOE. The company’s estimated net proved reserves of liquids including crude oil, condensate and synthetic oil for the years 2018, 2019 and 2020 are shown in the table on page 107. The company’s estimated net proved reserves of natural gas liquids are shown on page 108 and the company’s estimated net proved reserves of natural gas are shown on page 109.
Noteworthy changes in crude oil, condensate and synthetic oil proved reserves for 2018 through 2020 are discussed below and shown in the table on the following page:
Revisions In 2018, improved field performance at various Gulf of Mexico fields and in the Midland and Delaware basins were primarily responsible for the 121 million barrel increase in the United States. Improved field performance at various fields, including Agbami in Nigeria and Moho-Bilondo in the Republic of Congo, were responsible for the 61 million barrel increase in Africa. Reserves in Other Americas increased by 59 million barrels, primarily due to improved field performance at the Hebron field in Canada. In Asia, improved performance across numerous assets resulted in the 37 million barrel increase.
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
In 2020, capital reductions and commodity price effects in the Midland and Delaware basins and Anchor in the Gulf of Mexico, were primarily responsible for the 279 million barrels decrease in the United States. Reserves in Venezuela affiliates decreased by 149 million barrels, primarily due to impairments and accounting methodology change. Entitlement effects and performance revisions in the TCO affiliate were primarily responsible for the 180 million barrels increase. Entitlement effects primarily contributed to an increase of 77 million barrels synthetic oil at the Athabasca Oil sands in Canada and 74 million barrels at multiple locations in Asia.
Extensions and Discoveries In 2018, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 359 million barrel increase in the United States. Extensions and discoveries in the Duvernay Shale in Canada and Loma Campana in Argentina were primarily responsible for the 31 million barrel increase in Other Americas.
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
In 2020, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 105 million barrels increase in the United States.
Purchases In 2018, purchases of 31 million barrels in the United States were primarily in the Midland and Delaware basins.
In 2020, the acquisition of Noble assets contributed 227 million barrels in the DJ basin, Midland and Delaware basins in the United States.
Sales In 2019, sales of 69 million barrels in Europe were in the United Kingdom and Denmark.
In 2020, sale of 99 million barrels in Asia were in Azerbaijan.

Supplemental Information on Oil and Gas Producing Activities - Unaudited

Net Proved Reserves of Crude Oil, Condensate and Synthetic Oil

	Consolidated Companies								Affiliated Companies			Total Consolidated
		Other			Australia/		Synthetic			Synthetic		and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Oceania	Europe	Oil[2]	Total	TCO	Oil	Other[3]	Companies
Reserves at January 1, 2018	1,573	280	743	631	153	142	543	4,065	1,630	159	83	5,937
Changes attributable to:
Revisions	121	59	61	37	17	19	21	335	(28)	(23)	(7)	277
Improved recovery	5	—	—	1	—	4	—	10	—	—	—	10
Extensions and discoveries	359	31	1	—	—	—	—	391	—	—	—	391
Purchases	31	—	—	—	—	—	—	31	—	—	—	31
Sales	(26)	—	(5)	—	—	—	—	(31)	—	—	—	(31)
Production	(189)	(29)	(122)	(90)	(14)	(19)	(19)	(482)	(98)	(9)	(9)	(598)
Reserves at December 31, 2018[4]	1,874	341	678	579	156	146	545	4,319	1,504	127	67	6,017
Changes attributable to:
Revisions	(153)	(25)	42	19	25	6	14	(72)	75	(126)	105	(18)
Improved recovery	7	—	—	—	—	—	—	7	—	—	—	7
Extensions and discoveries	394	39	1	1	1	2	—	438	—	—	—	438
Purchases	19	2	—	—	—	—	—	21	—	—	—	21
Sales	—	(4)	—	—	—	(69)	—	(73)	—	—	—	(73)
Production	(213)	(33)	(108)	(86)	(16)	(16)	(19)	(491)	(106)	(1)	(13)	(611)
Reserves at December 31, 2019[4]	1,928	320	613	513	166	69	540	4,149	1,473	—	159	5,781
Changes attributable to:
Revisions	(279)	(25)	11	74	(11)	(4)	77	(157)	180	—	(149)	(126)
Improved recovery	1	1	—	—	—	—	—	2	—	—	—	2
Extensions and discoveries	105	3	1	—	1	—	—	110	—	—	—	110
Purchases	227	—	21	10	—	—	—	258	—	—	—	258
Sales	(11)	—	—	(99)	—	—	—	(110)	—	—	—	(110)
Production	(221)	(39)	(92)	(95)	(15)	(4)	(20)	(486)	(103)	—	(7)	(596)
Reserves at December 31, 2020[4]	1,750	260	554	403	141	61	597	3,766	1,550	—	3	5,319
1Ending reserve balances in North America were 166, 230 and 269 and in South America were 94, 90 and 72 in 2020, 2019 and 2018, respectively.
2Reserves associated with Canada.
3Ending reserve balances in Africa were 3, 3 and 3 and in South America were 0, 156 and 64 in 2020, 2019 and 2018, respectively.
4Included are year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-7 for the definition of a PSC). PSC-related reserve quantities are 9 percent, 11 percent and 14 percent for consolidated companies for 2020, 2019 and 2018, respectively.
Noteworthy changes in natural gas liquids proved reserves for 2018 through 2020 are discussed below and shown in the table on the following page:
Revisions In 2018, improved field performance in the Midland and Delaware basins were primarily responsible for the 34 million barrel increase in the United States.
In 2019, portfolio optimizations and low price realizations in various fields in the Midland and Delaware basins and planned divestments in the Appalachian basin were mainly responsible for the 120 million barrel decrease in the United States.
In 2020, capital reductions and commodity price effects in various fields in Midland and Delaware basins were primarily responsible for the 71 million barrels decrease in the United States.
Extensions and Discoveries In 2018, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 173 million barrel increase in the United States.
In 2019, extensions and discoveries in the Midland and Delaware basins and deepwater fields in the Gulf of Mexico were primarily responsible for the 140 million barrel increase in the United States.
In 2020, extensions and discoveries in various fields in Midland and Delaware basins were primarily responsible for the 60 million barrels increase in the United States.
Purchases In 2020, the acquisition of Noble assets contributed 198 million barrels primarily in the Denver Julesburg basin, Midland and Delaware basins and Eagle Ford Shale in the United States.

Supplemental Information on Oil and Gas Producing Activities - Unaudited

Net Proved Reserves of Natural Gas Liquids

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other			Australia/					and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Oceania	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2018	343	17	96	—	6	3	465	119	21	605
Changes attributable to:
Revisions	34	1	7	—	—	1	43	(11)	(3)	29
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	173	5	—	—	—	—	178	—	—	178
Purchases	19	—	—	—	—	—	19	—	—	19
Sales	(6)	—	—	—	—	—	(6)	—	—	(6)
Production	(35)	(1)	(5)	—	(1)	(1)	(43)	(7)	(2)	(52)
Reserves at December 31, 2018[3]	528	22	98	—	5	3	656	101	16	773
Changes attributable to:
Revisions	(120)	(4)	6	—	—	—	(118)	10	2	(106)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	140	—	—	—	—	—	140	—	—	140
Purchases	5	—	—	—	—	—	5	—	—	5
Sales	—	—	—	—	—	(2)	(2)	—	—	(2)
Production	(51)	(2)	(4)	—	(1)	(1)	(59)	(8)	(3)	(70)
Reserves at December 31, 2019[3]	502	16	100	—	4	—	622	103	15	740
Changes attributable to:
Revisions	(71)	(7)	(3)	—	—	—	(81)	8	5	(68)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	60	1	—	—	—	—	61	—	—	61
Purchases	198	—	12	—	—	—	210	—	—	210
Sales	(27)	—		—	—	—	(27)	—	—	(27)
Production	(69)	(2)	(5)	—	—	—	(76)	(9)	(3)	(88)
Reserves at December 31, 2020[3]	593	8	104	—	4	—	709	102	17	828
1Reserves associated with North America.
2Reserves associated with Africa.
3Year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-7 for the definition of a PSC) are not material for 2020, 2019 and 2018, respectively.
Noteworthy changes in natural gas proved reserves for 2018 through 2020 are discussed below and shown in the table above:
Revisions In 2018, reservoir performance, well test and surveillance data at Wheatstone and the greater Gorgon area were responsible for the 1.0 TCF increase in Australia. The Bibiyana Field in Bangladesh and the Pattani Field in Thailand were primarily responsible for the 347 BCF increase in Asia. Improved performance in the Midland and Delaware basins were primarily responsible for the 258 BCF increase in the United States.
In 2019, strong performances at Wheatstone and the greater Gorgon areas were mainly responsible for 1.7 TCF increase in Australia. In the TCO affiliate in Kazakhstan, reservoir management and entitlement effects were mainly responsible for 223 BCF increase. Portfolio optimizations and low price realizations in various fields of the Midland and Delaware basins and planned divestments in the Appalachian basin were mainly responsible for the 2.6 TCF decrease in the United States.
In 2020, the demotion of Jansz Io compression project reserves and lower field performance, partially offset by positive revisions at Gorgon, were mainly responsible for the net 2.5 TCF decrease in Australia. Capital reductions and commodity price effects in various fields of the Midland and Delaware basins were mainly responsible for the 509 BCF decrease in the United States. In Africa, a 229 BCF decrease was primarily due to reduced demand and development plan changes at Meren in Nigeria.
Extensions and Discoveries In 2018, extensions and discoveries of 1.6 TCF in the United States were primarily in the Appalachian region and the Midland and Delaware basins.
In 2019, extensions and discoveries of 1.0 TCF in the United States were primarily in the Midland and Delaware basins.
In 2020, extensions and discoveries of 385 BCF in the United States were primarily in the Midland and Delaware basins.

Supplemental Information on Oil and Gas Producing Activities - Unaudited

Purchases In 2020, the acquisition of Noble assets contributed 5.4 TCF in Israel in Asia, 1.5 TCF in the Denver Julesburg basin, Midland and Delaware basins and Eagle Ford Shale in the United States and 441 BCF in Equatorial Guinea in Africa.
Sales In 2019, sales of 240 BCF in Europe were in the United Kingdom and Denmark.
In 2020, sales of 1.3 TCF were primarily in the Appalachian basin, in the United States and 264 BCF primarily in Azerbaijan in Asia.
Net Proved Reserves of Natural Gas

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other			Australia/					and Affiliated
Billions of cubic feet (BCF)	U.S.	Americas[1]	Africa	Asia	Oceania	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2018	5,180	795	2,906	4,773	13,559	301	27,514	2,183	1,039	30,736
Changes attributable to:
Revisions	258	(3)	25	347	1,012	68	1,707	(108)	(38)	1,561
Improved recovery	2	2	—	—	1	—	5	—	—	5
Extensions and discoveries	1,627	138	—	5	—	1	1,771	—	3	1,774
Purchases	144	—	1	—	—	—	145	—	—	145
Sales	(125)	—	(5)	—	—	—	(130)	—	—	(130)
Production[3]	(377)	(69)	(112)	(815)	(841)	(65)	(2,279)	(141)	(95)	(2,515)
Reserves at December 31, 2018[4]	6,709	863	2,815	4,310	13,731	305	28,733	1,934	909	31,576
Changes attributable to:
Revisions	(2,565)	(107)	46	165	1,732	3	(726)	223	39	(464)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	1,008	49	—	5	93	1	1,156	—	20	1,176
Purchases	24	—	—	—	—	—	24	—	—	24
Sales	(1)	(2)	—	—	—	(240)	(243)	—	—	(243)
Production[3]	(447)	(67)	(103)	(799)	(898)	(43)	(2,357)	(153)	(102)	(2,612)
Reserves at December 31, 2019[4]	4,728	736	2,758	3,681	14,658	26	26,587	2,004	866	29,457
Changes attributable to:
Revisions	(509)	(178)	(229)	169	(2,455)	(2)	(3,204)	162	138	(2,904)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	385	8	2	—	58	—	453	—	—	453
Purchases	1,548	—	441	5,350	—	—	7,339	—	—	7,339
Sales	(1,314)	(177)	—	(264)	—	—	(1,755)	—	—	(1,755)
Production[3]	(588)	(60)	(135)	(753)	(876)	(2)	(2,414)	(148)	(106)	(2,668)
Reserves at December 31, 2020[4]	4,250	329	2,837	8,183	11,385	22	27,006	2,018	898	29,922
1Ending reserve balances in North America and South America were 234, 462, 582 and 95, 274, 281 in 2020, 2019 and 2018, respectively.
2Ending reserve balances in Africa and South America were 898, 802, 799 and 0, 64, 110 in 2020, 2019 and 2018, respectively.
3Total “as sold” volumes are 2,447, 2,379 and 2,289 for 2020, 2019 and 2018, respectively.
4Includes reserve quantities related to production-sharing contracts (PSC) (refer to page E-7 for the definition of a PSC). PSC-related reserve quantities are 10 percent, 10 percent and 10 percent for consolidated companies for 2020, 2019 and 2018, respectively.

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

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other			Australia/					and Affiliated
Millions of dollars	U.S.	Americas	Africa	Asia	Oceania	Europe	Total	TCO	Other	Companies
At December 31, 2020
Future cash inflows from production	$74,671	$29,605	$27,521	$49,265	$53,241	$2,304	$236,607	$53,309	$1,070	$290,986
Future production costs	(30,359)	(15,410)	(15,364)	(12,784)	(11,036)	(1,336)	(86,289)	(19,525)	(426)	(106,240)
Future development costs	(10,492)	(2,366)	(3,017)	(2,274)	(3,205)	(522)	(21,876)	(7,138)	(38)	(29,052)
Future income taxes	(5,874)	(3,131)	(6,197)	(17,543)	(11,700)	(178)	(44,623)	(7,994)	(212)	(52,829)
Undiscounted future net cash flows	27,946	8,698	2,943	16,664	27,300	268	83,819	18,652	394	102,865
10 percent midyear annual discount for timing of estimated cash flows	(10,456)	(4,652)	(582)	(7,856)	(11,774)	(56)	(35,376)	(8,803)	(149)	(44,328)
Standardized Measure Net Cash Flows	$17,490	$4,046	$2,361	$8,808	$15,526	$212	$48,443	$9,849	$245	$58,537
At December 31, 2019
Future cash inflows from production	$122,012	$45,701	$45,706	$43,386	$95,845	$4,466	$357,116	$85,179	$12,309	$454,604
Future production costs	(32,349)	(18,324)	(17,982)	(14,646)	(14,141)	(1,428)	(98,870)	(22,302)	(2,487)	(123,659)
Future development costs	(15,987)	(4,219)	(3,643)	(5,070)	(5,458)	(341)	(34,718)	(14,340)	(705)	(49,763)
Future income taxes	(15,780)	(6,491)	(17,562)	(11,147)	(22,874)	(1,078)	(74,932)	(14,561)	(3,855)	(93,348)
Undiscounted future net cash flows	57,896	16,667	6,519	12,523	53,372	1,619	148,596	33,976	5,262	187,834
10 percent midyear annual discount for timing of estimated cash flows	(26,422)	(9,312)	(1,629)	(3,652)	(26,536)	(650)	(68,201)	(16,990)	(2,096)	(87,287)
Standardized Measure Net Cash Flows	$31,474	$7,355	$4,890	$8,871	$26,836	$969	$80,395	$16,986	$3,166	$100,547
At December 31, 2018
Future cash inflows from production	$132,512	$52,470	$56,856	$54,012	$109,116	$11,959	$416,925	$100,518	$16,928	$534,371
Future production costs	(34,679)	(20,691)	(18,850)	(17,359)	(16,296)	(6,609)	(114,484)	(24,580)	(4,665)	(143,729)
Future development costs	(17,322)	(5,106)	(4,112)	(5,494)	(7,757)	(1,393)	(41,184)	(14,069)	(1,692)	(56,945)
Future income taxes	(17,369)	(7,553)	(23,593)	(14,514)	(25,519)	(1,676)	(90,224)	(18,561)	(4,496)	(113,281)
Undiscounted future net cash flows	63,142	19,120	10,301	16,645	59,544	2,281	171,033	43,308	6,075	220,416
10 percent midyear annual discount for timing of estimated cash flows	(29,103)	(11,136)	(2,646)	(4,822)	(28,276)	(419)	(76,402)	(22,025)	(2,662)	(101,089)
Standardized Measure Net Cash Flows	$34,039	$7,984	$7,655	$11,823	$31,268	$1,862	$94,631	$21,283	$3,413	$119,327

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

			Total Consolidated and
Millions of dollars	Consolidated Companies	Affiliated Companies	Affiliated Companies
Present Value at January 1, 2018	$65,847	$14,166	$80,013
Sales and transfers of oil and gas produced net of production costs	(33,535)	(6,813)	(40,348)
Development costs incurred	9,723	5,044	14,767
Purchases of reserves	99	—	99
Sales of reserves	(622)	—	(622)
Extensions, discoveries and improved recovery less related costs	5,503	14	5,517
Revisions of previous quantity estimates	15,480	(2,255)	13,225
Net changes in prices, development and production costs	39,241	17,251	56,492
Accretion of discount	9,413	2,084	11,497
Net change in income tax	(16,518)	(4,795)	(21,313)
Net Change for 2018	28,784	10,530	39,314
Present Value at December 31, 2018	$94,631	$24,696	$119,327
Sales and transfers of oil and gas produced net of production costs	(29,436)	(5,823)	(35,259)
Development costs incurred	10,497	5,120	15,617
Purchases of reserves	406	—	406
Sales of reserves	(579)	—	(579)
Extensions, discoveries and improved recovery less related costs	5,697	43	5,740
Revisions of previous quantity estimates	621	2,122	2,743
Net changes in prices, development and production costs	(25,056)	(11,637)	(36,693)
Accretion of discount	13,538	3,584	17,122
Net change in income tax	10,077	2,046	12,123
Net Change for 2019	(14,235)	(4,545)	(18,780)
Present Value at December 31, 2019	$80,396	$20,151	$100,547
Sales and transfers of oil and gas produced net of production costs	(16,621)	(2,322)	(18,943)
Development costs incurred	6,301	2,892	9,193
Purchases of reserves	10,295	—	10,295
Sales of reserves	(803)	—	(803)
Extensions, discoveries and improved recovery less related costs	2,066	—	2,066
Revisions of previous quantity estimates	(1,293)	4,033	2,740
Net changes in prices, development and production costs	(62,788)	(22,925)	(85,713)
Accretion of discount	11,274	2,948	14,222
Net change in income tax	19,616	5,317	24,933
Net Change for 2020	(31,953)	(10,057)	(42,010)
Present Value at December 31, 2020	$48,443	$10,094	$58,537

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:
Included below is Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2020.
(3) Exhibits:
The Exhibit Index on the following pages lists the exhibits that are filed as part of this report.
Schedule II — Valuation and Qualifying Accounts

	Year ended December 31
Millions of Dollars	2020	2019	2018
Employee Termination Benefits
Balance at January 1	$7	$19	$62
Additions (reductions) charged to expense	859	6	5
Payments	(396)	(18)	(48)
Balance at December 31	$470	$7	$19
Expected Credit Losses
Beginning allowance balance for expected credit losses	$849	$980	$606
Current period provision	573	(128)	379
Write-offs charged against the allowance, if any	(751)	(3)	(5)
Recoveries of amounts previously written-off, if any	—	—	—
Balance at December 31	$671	$849	$980
Deferred Income Tax Valuation Allowance[1]
Balance at January 1	$15,965	$15,973	$16,574
Additions to deferred income tax expense[2]	2,892	1,336	2,000
Reduction of deferred income tax expense	(1,095)	(1,344)	(2,601)
Balance at December 31	$17,762	$15,965	$15,973
1 See also Note 15 to the Consolidated Financial Statements, beginning on page 79.
2 Includes $974 of additions associated with the purchase of Noble.
Item 16. Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Chevron Corporation, dated May 30, 2008, filed as Exhibit 3.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

3.2
By-Laws of Chevron Corporation, as amended and restated on September 30, 2020 filed as Exhibit 3.1 to Chevron Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.

4.1	Indenture, dated as of June 15, 1995, filed as Exhibit 4.1 to Chevron Corporation’s Amendment Number 1 to Registration Statement on Form S-3 filed June 14, 1995, and incorporated herein by reference.
4.2
Indenture dated as of May 11, 2020, between Chevron Corporation and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to Chevron Corporation's Current Report on Form 8-K filed May 12, 2020, and incorporated herein by reference.

4.3
Indenture dated as of August 12, 2020, among Chevron U.S.A. Inc., Chevron Corporation, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to Chevron Corporation's Current Report on Form 8-K filed August 13, 2020, and incorporated herein by reference.

4.4
Confidential Stockholder Voting Policy of Chevron Corporation, filed as Exhibit 4.2 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

4.5
Description of Securities Registered under Section 12 of the Exchange Act, filed as Exhibit 4.4 to Chevron Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.

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

10.5+*	Chevron Incentive Plan, amended and restated effective January 1, 2021.
10.6+*	Summary of Chevron Incentive Plan Award Criteria
10.7+
Long-Term Incentive Plan of Chevron Corporation, filed as Appendix B to Chevron Corporation’s Notice of the 2013 Annual Meeting and 2013 Proxy Statement filed April 11, 2013, and incorporated herein by reference.

10.8+
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K filed February 1, 2021, and incorporated herein by reference.

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

Exhibit No.	Description
10.13+
Form of Stock Appreciation Rights Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.13 to Chevron Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

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

10.20+
Amended and Restated Aircraft Time-Sharing Agreement, dated as of April 1, 2020, between Chevron U.S.A. Inc. and Michael K. Wirth, filed as Exhibit 10.1 to Chevron Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.

21.1*	Subsidiaries of Chevron Corporation (page E-1).
22.1	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.
23.1*	Consent of PricewaterhouseCoopers LLP (page E-2).
23.2*	Consent of PricewaterhouseCoopers LLP for Tengizchevroil.
23.3*	Consent of Independent Petroleum Engineers and Geologists - Netherland, Sewell & Associates, Inc.
24.1*	Power of Attorney for certain directors of Chevron Corporation, authorizing the signing of the Annual Report on Form 10-K on their behalf.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer (page E-3).
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer (page E-4).
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer (page E-5).
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer (page E-6).
99.1*	Definitions of Selected Energy and Financial Terms (pages E-7 through E-8).
99.2*	Tengizchevroil LLP Consolidated Financial Statements for the fiscal year ended December 31, 2020.
99.3*	Report of Netherland, Sewell & Associates, Inc.
101.SCH*	iXBRL Schema Document.
101.CAL*	iXBRL Calculation Linkbase Document.
101.DEF*	iXBRL Definition Linkbase Document.
101.LAB*	iXBRL Label Linkbase Document.
101.PRE*	iXBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (contained in Exhibit 101)

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2021.

Chevron Corporation
By:	/s/ MICHAEL K. WIRTH
Michael K. Wirth, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2021.

Principal Executive Officer
(and Director)

/s/ MICHAEL K. WIRTH Michael K. Wirth, Chairman of the Board and Chief Executive Officer

Principal Financial Officer

/s/ PIERRE R. BREBER Pierre R. Breber, Vice President and Chief Financial Officer

Principal Accounting Officer

/s/ DAVID A. INCHAUSTI David A. Inchausti, Vice President and Controller

*By: /s/ MARY A. FRANCIS Mary A. Francis, Attorney-in-Fact

Directors

WANDA M. AUSTIN* Wanda M. Austin

JOHN B. FRANK* John B. Frank

ALICE P. GAST* Alice P. Gast

ENRIQUE HERNANDEZ, JR.* Enrique Hernandez, Jr.

MARILLYN A. HEWSON* Marillyn A. Hewson

JON M. HUNTSMAN JR.* Jon M. Huntsman Jr.

CHARLES W. MOORMAN IV* Charles W. Moorman IV

DAMBISA F. MOYO* Dambisa F. Moyo

DEBRA REED-KLAGES* Debra Reed-Klages

RONALD D. SUGAR* Ronald D. Sugar

D. JAMES UMPLEBY III* D. James Umpleby III